Form 10-Q
period 2011-09-30
HORIZON PHARMA, INC.
filed 2011-11-14
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35238

HORIZON PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2179987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Lake Cook Road, Suite 520
Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

(224) 383-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2011, the registrant had outstanding 19,528,624 shares of its common stock.

HORIZON PHARMA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Pharma, Inc.

(formerly Horizon Therapeutics, Inc.)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$32,997	$5,384
Restricted cash	450	200
Accounts receivable	260	575
Inventory	1,130	306
Prepaid expenses and other current assets	1,613	903

Total current assets	36,450	7,368
Property and equipment, net	2,334	2,107
Developed technology	38,295	39,990
In-process research and development	111,577	108,746
Other assets	547	3,474

Total assets	$189,203	$161,685

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,723	$2,514
Accrued expenses	6,434	6,733
Deferred revenues—current portion	1,961	1,845
Notes payable—current portion	2,386	4,220
Bridge notes payable to related parties	—	10,000

Total current liabilities	14,504	25,312
Long-term liabilities
Notes payable, net of current	17,467	10,395
Deferred revenues, net of current	6,005	4,123
Deferred tax liabilities	24,895	24,798
Other long term liabilities	1	1

Total liabilities	62,872	64,629

Commitments and Contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 and 0 shares authorized at September 30, 2011 (unaudited) and December 31, 2010, respectively; 0 shares issued and outstanding at September 30, 2011 (unaudited) and December 31, 2010	—	—
Convertible preferred stock, $0.0001 par value per share; 0 and 27,400,000 shares authorized at September 30, 2011 (unaudited) and December 31, 2010, respectively; 0 and 24,961,340 shares issued and outstanding at September 30, 2011 (unaudited) and December 31, 2010, respectively (Liquidation preference: $0 and $177,002 at September 30, 2011 and December 31, 2010, respectively)	—	2
Common stock, $0.0001 par value per share; 200,000,000 and 35,400,000 shares authorized at September 30, 2011 (unaudited) and December 31, 2010, respectively; 19,528,624 and 1,490,551 shares issued and outstanding at September 30, 2011 (unaudited) and December 31, 2010, respectively	2	—
Additional paid-in capital	268,955	206,336
Accumulated other comprehensive income (loss)	964	(2,230)
Accumulated deficit	(143,590)	(107,052)

Total stockholders’ equity	126,331	97,056

Total liabilities and stockholders’ equity	$189,203	$161,685

See the accompanying notes to the unaudited consolidated financial statements

Horizon Pharma, Inc.

(formerly Horizon Therapeutics, Inc.)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues
Sales of goods	$233	$689	$3,290	$2,346
Contract revenue	40	—	111	—

Total revenues	273	689	3,401	2,346
Cost of goods sold	1,249	737	5,191	2,870

Gross loss	(976)	(48)	(1,790)	(524)
Operating Expenses
Research and development	5,346	5,721	11,536	12,861
Sales and marketing	5,141	1,955	7,426	3,608
General and administrative	4,192	3,880	10,640	14,189

Total operating expenses	14,679	11,556	29,602	30,658

Loss from operations	(15,655)	(11,604)	(31,392)	(31,182)
Interest expense, net	(995)	(1,031)	(5,465)	(1,827)
Bargain purchase gain	—	—	—	19,326
Foreign exchange (loss) gain, net	(758)	164	(226)	202

Loss before income tax benefit (expense)	(17,408)	(12,471)	(37,083)	(13,481)
Income tax benefit (expense)	177	(16)	545	(29)

Net loss	$(17,231)	$(12,487)	$(36,538)	$(13,510)

Net loss per share-basic and diluted	$(1.30)	$(8.38)	$(6.69)	$(11.18)

Weighted average shares outstanding used in calculating net loss per share-basic and diluted	13,256,189	1,490,551	5,458,561	1,207,887

See the accompanying notes to the unaudited consolidated financial statements

Horizon Pharma, Inc.

(formerly Horizon Therapeutics, Inc.)

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net loss	(36,538)	$(13,510)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,071	1,899
Stock-based compensation	1,827	2,034
Amortization of interest payment on notes payable	79	122
Amortization of debt discount	430	578
Loss from debt extinguishment	1,990	—
Bargain purchase gain	—	(19,326)
Foreign exchange loss (gain), net	226	(202)
Changes in operating assets and liabilities, net of amounts acquired
Accounts receivable	342	(1,608)
Inventory	(838)	959
Prepaid expenses and current assets	(706)	(754)
Accounts payable	1,180	824
Accrued expenses	656	(2,483)
Deferred revenues	1,909	2,065
Deferred tax liabilities	(567)	—

Net cash used in operating activities	(26,939)	(29,402)

Cash flows from investing activities
Purchase of property and equipment	(449)	(566)
Write-off of fixed assets	—	37
Restricted cash	(250)	(200)
Acquistion of Nitec Pharma AG, cash acquired	—	6,489

Net cash (used in) provided by investing activities	(699)	5,760

Cash flows from financing activities
Net proceeds from issuance of notes payable	16,651	11,810
Proceeds from issuance of common stock in initial public offering, net of underwriting fees and issuance costs	46,035	—
Deferred offering costs	(1,637)	(1,861)
Repayment of notes payable	(12,747)	(9,927)
Proceeds from issuance of bridge notes payable to related parties	6,766	10,000
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	20,683
Proceeds from option exercises	45	—

Net cash provided by financing activities	55,113	30,705

Effect of exchange rate changes on cash and cash equivalents	138	(27)
Net increase in cash and cash equivalents	27,613	7,036
Cash and cash equivalents
Beginning of period	5,384	7,160

End of period	$32,997	$14,196

Supplemental disclosure of cash flow information
Cash paid for interest	$2,032	$1,264
Commitment fee paid on notes payable	—	120
Supplemental non-cash information
Warrants issued in connection with notes payable	$1,124	$2,137
Convertible preferred stock and common stock issued to Nitec shareholders in connection with the Nitec acquisition	—	104,134
Conversion of bridge notes payable and accrued interest to common stock	18,156	—
Unpaid deferred offering costs	400	550

See the accompanying notes to the unaudited consolidated financial statements

HORIZON PHARMA, INC.

(FORMERLY HORIZON THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. The Company

Horizon Pharma, Inc. (the “Company”) was incorporated in Delaware on March 23, 2010. On April 1, 2010, the Company became a holding company that operates primarily through its two wholly-owned subsidiaries, Horizon Pharma USA, Inc. (formerly known as Horizon Therapeutics, Inc.), a Delaware corporation, and Horizon Pharma AG (formerly known as Nitec Pharma AG, “Nitec”), a company organized under the laws of Switzerland which was acquired by the Company on April 1, 2010 in exchange for newly-issued shares of Horizon Pharma, Inc. Horizon Pharma AG owns all of the outstanding share capital of its wholly-owned subsidiary, Horizon Pharma GmbH, a company organized under the laws of Germany (formerly known as Nitec Pharma GmbH), through which Horizon Pharma AG conducts most of its European operations. Unless the context indicates otherwise, the “Company” refers to Horizon Pharma, Inc. and its subsidiaries taken as a whole.

The Company is a biopharmaceutical company that is developing and commercializing innovative medicines to target unmet therapeutic needs in arthritis, pain and inflammatory diseases. On April 23, 2011, the U.S. Food and Drug Administration (“FDA”) approved DUEXIS® (formerly HZT-501), a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis (“RA”) and osteoarthritis (“OA”) and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. On November 14, 2011, the Company and Sanofi-aventis U.S. LLC (“Sanofi”) announced the FDA approved the use of the sanofi-aventis Canada Inc. manufacturing site in Laval, Quebec to manufacture DUEXIS. Sanofi will serve as the primary commercial manufacturer for DUEXIS in the U.S. The Company has hired its commercial organization, completed sales force training and expects to commercially launch DUEXIS in the U.S. in November 2011. The Company submitted a Marketing Authorization Application (“MAA”) for DUEXIS in the United Kingdom, the Reference Member State, through the Decentralized Procedure in October 2010 and the Company anticipates a decision on the MAA in the first half of 2012. The Company’s other product, LODOTRA, is a proprietary programmed release formulation of low-dose prednisone that is currently marketed in Europe by its distribution partner, Mundipharma International Corporation Limited (“Mundipharma”), for the treatment of moderate to severe, active RA in adults when accompanied by morning stiffness. The Company has successfully completed two Phase 3 clinical trials of LODOTRA and submitted a new drug application (“NDA”) for LODOTRA to the FDA on September 26, 2011. The Company has worldwide marketing rights for DUEXIS and has retained exclusive marketing rights in the U.S. for all of its products. The Company’s strategy is to commercialize its products in the U.S., to explore co-promotion opportunities for DUEXIS in the U.S. and to enter into licensing or additional distribution agreements for commercialization of its products outside the U.S.

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

Management believes that the Company’s existing cash and cash equivalents, which include proceeds from the IPO, are sufficient to fund its operations into the second quarter of 2012.

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

2. Restatement to Prior Period Financial Statements

As described in Note 4, the initial tax rate used to determine the amount of the deferred tax liability as of April 1, 2010 (the date of the Nitec acquisition) was the statutory tax rate in Switzerland of 27.5%. Upon gaining a better understanding of the Swiss tax laws, it was later determined that the Company would receive a deduction on each of its Swiss Federal and Cantonal tax returns for taxes paid to the other jurisdiction, which would lead to a lower overall effective tax rate than the rate initially used. Accordingly, the deferred tax liability and the bargain purchase gain were adjusted to reflect the lower effective tax rate. The misstated bargain purchase gain and deferred tax liability based on the initial tax rate of 27.5% was reported in the Company’s consolidated financial statements for the nine months ended September 30, 2010, which appeared in Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) on November 5, 2010. The error was identified and corrected by the Company by restating the nine month period ended September 30, 2010, as provided below.

In accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), the Company assessed the materiality of this error in the nine month period ended September 30, 2010 and concluded that the error was material to that period. The correction has been reflected in these consolidated financial statements for the nine months ended September 30, 2010 which resulted in a decrease of $4,735 in deferred tax liabilities and a corresponding increase in bargain purchase gain. Further, the correction resulted in a decrease of $1.65 in net loss per share for both basic and diluted (based on post-reverse stock split shares).

The table below shows a reconciliation of the ‘as reported’ to the ‘as restated’ net loss for the nine months ended September 30, 2010.

	For the Nine Months Ended September 30, 2010
	As Reported	As Restated	Difference
Cost of goods sold (a)	(3,447)	(2,870)	577
General and administrative expense (b)	(13,756)	(14,189)	(433)
Bargain purchase gain (c)	$14,735	$19,326	$4,591
Net loss	(18,245)	(13,510)	4,735
Loss per common share-basic and diluted (post-split)	$(6.36)	$(4.71)	$1.65
Loss per common share-basic and diluted (pre-split)	$(15.10)	$(11.18)	$3.92

(a)	In connection with the Company’s fourth quarter 2010 review of acquired technology, it was determined that the useful life of the developed technology was 12 years based on an analysis of intellectual property exclusivity in the pharmaceutical industry. As such, the Company adjusted the amortization expense according to a 12-year useful life.
(b)	Adjustment is to correctly record the fair value of Nitec’s stock options as an expense subsequent to the closing of the Nitec acquisition instead of being recorded as a purchase price adjustment.
(c)	Adjustment reflects the change in the Swiss statutory effective tax rate from 27.50% to 20.07%.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries: Horizon Pharma USA, Inc. in Deerfield, IL, Horizon Pharma AG in Reinach, Switzerland and Horizon Pharma GmbH in Mannheim, Germany. All intercompany accounts and transactions have been eliminated.

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

The U.S. dollar is the functional currency for the Company’s U.S. based businesses and the Euro is the functional currency for its subsidiaries in Switzerland and Germany. Foreign currency-denominated assets and liabilities of these subsidiaries are translated into U.S. dollars based on exchange rates prevailing at the end of the period, revenues and expenses are translated at average exchange rates prevailing during the corresponding period, and stockholders’ equity accounts are translated at historical exchange rates as of the date of any equity transaction. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of accumulated other comprehensive gain (loss).

Gains and losses resulting from foreign currency transactions are reflected in net income (loss) and have not been significant for the reporting period. To date, the Company has not undertaken hedging transactions to cover its foreign currency exposure.

Revenue Recognition

Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable and collectability is reasonably assured. Some of the Company’s agreements contain multiple elements and in accordance with these agreements, the Company may be eligible for upfront license fees, marketing or commercial milestones and payment for product deliveries.

As of April 1, 2010, as a result of the acquisition of Nitec, the Company began recognizing revenues from the sale of LODOTRA. The Company anticipates revenues will continue to result from distribution, marketing, manufacturing and supply agreements with third parties in Europe and certain Asian and other countries. The Company will also recognize revenues related to up-front license fees, milestone receipts and product deliveries. During the three and nine months ended September 30, 2011 and 2010, substantially all revenues recognized were related to the sale of LODOTRA to the Company’s distribution partners under existing arrangements (Note 15).

Revenue from up-front license fees

The Company recognizes revenues from the receipt of non-refundable, up-front license fees. In situations where the licensee is able to obtain stand-alone value from the license and no further performance obligations exist on the Company’s part, revenues are recognized on the earlier of when payments are received or collection is assured. Where continuing involvement by the Company is required in the form of technology transfer, product manufacturing or technical support, revenues are deferred and recognized over the term of the agreement.

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

Under a manufacturing and supply agreement with Mundipharma Medical Company (“Mundipharma Medical”), Mundipharma Medical agreed to purchase LODOTRA exclusively from the Company at the price which is a specified percentage of the average net selling price for sales in a given country, subject to a minimum price. Beginning in 2011, products sold to Mundipharma Medical were recognized upon delivery at the minimum price. The difference between the actual selling price and the minimum price is recorded as deferred revenue until such time as adjustments for product returns, rebates and discounts can be reliably estimated.

Cost of Goods Sold

On April 1, 2010, as a result of the acquisition of Nitec, the Company began to recognize cost of goods sold in connection with its sale of LODOTRA. Cost of sales includes all costs directly related to the manufacture and delivery of product and out-licensing of distribution and marketing rights to third parties. Cost of goods sold also includes amortization of developed technology related to the acquisition of Nitec. For the nine months ended September 30, 2011 and 2010, cost of goods sold included amortization of developed technology of $2,848 and $949, respectively, and the expected future amortization related to the developed technology annually is $3,191, based on Euro to U.S. dollar exchange rates as of September 30, 2011.

The cost in connection with product delivery to the Company’s distribution partners consists of raw material costs, costs associated with third parties who manufacture LODOTRA for the Company, supply chain costs, royalty payments to third parties for the use of certain licensed patents and applicable taxes.

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

Inventories exclude sample inventory, which is included in other current assets and is expensed as a component of sales and marketing expense. As of September 30, 2011 and December 31, 2010, the Company had no sample inventory in other current assets.

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

Restricted Cash

Restricted cash consists of an interest-bearing money market account, which is used as security for the corporate employee credit card program.

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

Sales and Marketing Expenses

Sales and marketing expenses consist principally of trade show expenses, pre-launch marketing activities, distributed sample inventories and payroll and other personnel-related expenses.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are invested in deposits with various banks in the U.S., Switzerland and Germany that management believes are creditworthy. At times, deposits in these banks may exceed the amount of insurance provided on such deposits. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

As a result of the Nitec acquisition, the Company has one product, LODOTRA, available for sale in Europe through distribution partners. As of September 30, 2011, the Company had no other products available for sale. On September 26, 2011, the Company submitted an NDA for LODOTRA to the FDA. The Company’s other lead product, DUEXIS, was approved for marketing by the FDA on April 23, 2011 and the Company expects to commercially launch DUEXIS in the U.S. in November 2011. The Company also submitted an MAA for DUEXIS in the United Kingdom, the Reference Member State, through the Decentralized Procedure in October 2010 and the Company anticipates a decision on the MAA in the first half of 2012.

To achieve profitable operations, the Company must successfully develop, obtain regulatory approval for, manufacture and market its products. There can be no assurance that any such products can be developed, will be approved for marketing by the regulatory authorities, or can be manufactured at an acceptable cost and with appropriate performance characteristics or that such products will be successfully marketed by the Company. These factors could have a material adverse effect on the Company’s operations.

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

The following table summarizes the revenues from customers that accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Mundipharma	100%	0%	52%	0%
Merck Serono GmbH	0%	100%	48%	100%

At September 30, 2011, Mundipharma accounted for 100% of total accounts receivable. At December 31, 2010, Mundipharma accounted for 93% of total accounts receivable. No other customer represented more than 10% of the Company’s total accounts receivable as of these dates.

The Company must maintain compliance with Swiss laws with respect to its Horizon Pharma AG subsidiary, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. The Company reviews on a regular basis whether the Swiss subsidiary is overindebted. The Company took steps to address overindebtedness through a subordinated loan to its Swiss subsidiary in June 2010. The Swiss subsidiary was also overindebted as of December 31, 2010 and September 30, 2011 and the Company is in the process of reviewing further steps to address the overindebtedness. The Company may need to continue taking steps to address overindebtedness until such time as its Swiss subsidiary generates positive income at a statutory level, which could cause the Company to have cash at its Swiss subsidiary in excess of its near term operating needs, including a portion of the net proceeds from the Company’s IPO, and could affect its ability to have sufficient cash at its U.S. subsidiary to meet its near term operating needs.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) (“OCI”). OCI includes certain changes in stockholders’ equity (deficit) that are excluded from net income (loss), which is primarily foreign currency translation adjustments. As of September 30, 2011 and December 31, 2010, other comprehensive income (loss) was $3,194 and $(2,230), respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used to calculate the basic net loss per share of common stock excludes those shares subject to repurchase. The Company’s potential dilutive shares, which include shares issuable upon the exercise of outstanding common stock options and warrants to purchase convertible preferred stock and shares issuable upon conversion of outstanding convertible preferred stock and subordinated convertible promissory notes, have not been included in the computation of diluted net loss per share for the periods presented in which there is a net loss as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. The Company’s net loss per share has been retroactively adjusted for all periods presented to give effect to the recapitalization in connection with the acquisition of Nitec on April 1, 2010, where all shares of capital stock of Horizon Therapeutics, Inc. were converted into shares of Horizon Pharma, Inc., the newly formed holding company. Specifically, retroactive adjustment was given to the conversion of each share of common stock into 0.496 shares of common stock and 0.504 shares of Series A convertible preferred stock, as well as the conversion of each share of special preferred stock (“Special Preferred”) into one share of common stock, each of which occurred on April 1, 2010.

In circumstances where there has been a stock dividend, stock split or reverse stock split subsequent to the close of an accounting period but prior to issuance of financial statements, ASC 260, Earnings Per Share, requires the computation of loss per share to give retroactive recognition to an appropriate equivalent change in capital structure for all periods presented based on the new number of shares. The Company’s April 2010 recapitalization resulted in a similar change in capital structure and therefore the Company has applied the guidance in ASC 260 in order to show loss per share amount calculated on a basis that is more comparable to the basis on which it is expected to be calculated in future periods. In the recapitalization, the existing common stock, which had a liquidation preference relative to a special class of preferred stock, was exchanged for a mixture of common stock and Series A preferred stock as described above. The number of shares outstanding in computing net loss per share was determined by calculating the weighted average shares outstanding in accordance with ASC 260 after applying the exchange ratio from the recapitalization to the common stock and Special Preferred outstanding for all accounting periods presented. The Company believes that by giving effect to the recapitalization of the common stock, the historical loss per share reflects the portion of the pre-recapitalization common stock that effectively was common stock and permits a consistent presentation of loss per share on a period by period basis.

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

The following table presents the numerator and denominator used in the computation of basic and diluted net loss per share (dollars in thousands, except shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Historical net loss per share
Numerator
Net loss attributed to common stockholders	$(17,231)	$(12,488)	$(36,538)	$(13,510)

Denominator
Denominator for basic and diluted net loss per share—weighted-average common shares	13,256,189	1,490,551	5,458,561	1,207,887

The weighted-average common shares used to compute basic and diluted net loss per share for the three and nine -month periods ended September 30, 2011 and 2010 were derived as follows:

			September 30, 2011
			Three Months Ended		Nine Months Ended
Weighted Average Common Shares— Basic and Diluted	Outstanding	Conversion Factor (A)	Number of Days Outstanding	Weighted Average Shares Outstanding	Number of Days Outstanding	Weighted Average Shares Outstanding
Common shares outstanding	1,490,551	1.00000	92	1,490,551	273	1,490,551
Issuance of common stock in conjunction with exercise of stock options	4,212	1.00000	92	4,212	253	3,903
Issuance of common stock in conjunction with exercise of stock options	1,515	1.00000	92	1,515	191	1,060
Issuance of common stock in initial public offering	5,500,000	1.00000	60	3,586,957	60	1,208,791
Conversion of convertible preferred stock to common stock	10,514,431	1.00000	60	6,857,238	60	2,310,864
Issuance of common stock in conjunction with the conversion of bridge notes	2,017,242	1.00000	60	1,315,593	60	443,350
Issuance of common stock in conjunction with exercise of stock options	673	1.00000	17	124	17	42

Denominator for basic and diluted net loss per share, September 30, 2011				13,256,189		5,458,561

			September 30, 2010
			Three Months Ended		Nine Months Ended
Weighted Average Common Shares— Basic and Diluted	Outstanding	Conversion Factor (A)	Number of Days Outstanding	Weighted Average Shares Outstanding	Number of Days Outstanding	Weighted Average Shares Outstanding
Common shares outstanding	842,458	0.49608	92	417,931	273	417,931
Conversion of special convertible preferred to common stock in April 2010 effected as of December 31, 2009	215,213	1.00000	92	215,213	273	215,213
Issuance of common stock in April 2010 in connection with acquisition of Nitec under the share exchange agreement	857,400	1.00000	92	857,400	183	574,740
Issuance of common stock in conjunction with exercise of stock options	7	1.00000	92	7	92	3

Denominator for basic net loss per share, September 30, 2010				1,490,551		1,207,887

(A)	Represents the number of shares of common stock of Horizon Pharma, Inc. issued in exchange for each share of common stock of Horizon Therapeutics, Inc. in connection with the recapitalization of Horizon Therapeutics, Inc.

The following securities were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2011 and 2010 because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30, 2011	Three and Nine Months Ended September 30, 2010
Options to purchase common stock	1,679,761	1,328,055
Warrants to purchase common stock (A)	459,003	—
Warrants to purchase convertible preferred stock (on an as if converted basis) (A)	—	346,047
Convertible preferred stock (on an as if converted basis) (B)	—	10,514,431

(A)	Upon the closing of the Company’s IPO, on August 2, 2011, the convertible preferred stock warrants were converted into warrants to purchase shares of common stock.
(B)	Upon the closing of the Company’s IPO, on August 2, 2011, the shares of preferred stock were converted into shares of common stock.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of OCI as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company will adopt ASU 2011-05 in the first quarter of fiscal year 2012. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on its condensed consolidated financial statements.

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

Under the “acquisition” method of accounting, the total purchase price is required to be allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair market values as of the acquisition date. The Company performed appraisals necessary to derive preliminary fair values of the tangible and intangible assets acquired and liabilities assumed, the amounts of assets and liabilities arising from contingencies, the amount of goodwill or bargain purchase gain to be recognized as of the acquisition date and the related preliminary allocation of the purchase price. The table below shows how the Company originally allocated the total purchase price of approximately $119,317, net of cash acquired of $6,489, over the fair value of the assets acquired and liabilities assumed, the revisions the Company made as a result of subsequent information indicating a correction to a lower expected tax rate in Switzerland, and the final allocation of the purchase price:

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

The valuation of the developed technology acquired was based on management’s estimates, information available at the time of the acquisition and reasonable and supportable assumptions. The allocation was generally based on the Company’s estimated fair value of the rights to payments with respect to the Company’s marketed product LODOTRA in Europe which were acquired in the acquisition of Nitec, determined using an income approach under the discounted cash flow method. Significant assumptions used in valuing the developed technology included revenue projections through 2026 based on existing partnerships in Europe and assumptions relating to pricing and reimbursement rates and market size and market penetration rates, cost of goods sold based on current manufacturing experience, allocated general and administrative expense without any sales and marketing expense as the product was fully out licensed in Europe, research and development expenses for clinical and regulatory support for obtaining reimbursement approval in Europe through 2010, a 39.3% blended tax rate, a 100% probability of cash flows as the product was already marketed in Europe, and a discount rate of 16%. The discount rate was selected based on a rate of return that reflects the relative risk of the investment as well as the time value of money. Of the total purchase price, $43,500 was allocated to developed technology, which was being amortized to cost of goods sold using a straight-line method over an initial estimated useful life of nine years. In connection with the Company’s fourth quarter 2010 review of acquired intangible assets, the Company determined the useful life of the developed technology was twelve years after updating its expectations for market exclusivity based on data regarding intellectual property exclusivity in the pharmaceutical industry. As of December 31, 2010, developed technology had decreased $3,510 to $39,990 due to $2,634 of amortization expense, which was recorded in cost of goods sold, and $876 due to foreign exchange rate effects of the Euro to U.S. dollar translation. For the nine months ended September 30, 2011, developed technology decreased by a net amount of $1,695 to $38,295 due to amortization expense of $2,849 during the nine months ended September 30, 2011, partially offset by an increase of $1,154 related to foreign exchange rate effects of the Euro to U.S. dollar translation,

The Company also recorded $110,900 for IPR&D related to the U.S. rights to LODOTRA, which were acquired as a result of the Company’s acquisition of Nitec. The value of acquired IPR&D was determined using an income approach. Significant assumptions used in valuing the IPR&D included revenue projections from 2012 through 2026 based on management’s experience with products in the same category and the overall market size, cost of goods sold based on then-current manufacturing experience with the product in Europe, allocated general and administrative expense and sales and marketing expense based on the Company’s intention to market the product directly in the U.S., estimated research and development expenses to complete submissions and approvals and for ongoing clinical and regulatory maintenance costs, a 39.3% blended tax rate, management’s estimated probability of cash flows based on similar products that have completed Phase 3 trials, and a discount rate of 17%.

The IPR&D assets were initially recognized at fair value and will be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The IPR&D will not be amortized, as the development efforts related to LODOTRA in the U.S. are ongoing. As of December 31, 2010, IPR&D had decreased $2,154 to $108,746 due to the foreign exchange rate effects of the Euro to U.S. dollar translation. As of September 30, 2011, IPR&D had increased by $2,831 to $111,577 due to the foreign exchange rate effects of the Euro to U.S. dollar translation.

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

In accordance with its established accounting policies regarding review of intangible assets, in the fourth quarter of 2010 the Company performed its initial annual impairment test for IPR&D acquired in the Nitec acquisition and considered whether a triggering event had occurred which would necessitate performing an impairment test relating to its long-lived assets, primarily developed technology. As a result, the Company determined there was no impairment in the carrying amounts of the assets acquired. The Company’s review of the intangible assets in the fourth quarter of 2010 also indicated that the useful lives of the assets were longer than originally believed, based on information the Company received subsequent to the acquisition date regarding average market exclusivity periods for similarly situated assets. This information summarized actual litigation outcome data from 2003-2009 in cases involving generic challenges to branded drugs. The information showed that makers of branded drugs won a larger percentage of cases than generic drug challenges, which supported a longer period of exclusivity for branded drugs and for branded drugs with issued patents, than what we originally assumed in our projections leading us to increase the useful lives of our acquired assets. As a result, the Company incorporated the longer utilization period of those assets into the cash flow analysis used in its impairment test. Also in the fourth quarter of 2010, the Company revised the value of its deferred tax liabilities to reflect the appropriate effective tax rate in Switzerland, which resulted in the reduction in the original amount of deferred tax liabilities recorded in connection with the acquired intangible assets. This correction to its expected effective tax rate in Switzerland resulted in a net decrease in the initial amount of deferred tax liabilities of $4,591 to a revised amount of $26,012, and a net increase of $4,591 to the bargain purchase gain the Company had originally recorded, to $19,326.

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

Pro Forma Results Nine Months Ended September 30, 2010
As restated
Pro forma revenues	$2,799
Pro forma loss from operations	(40,890)
Pro forma net loss	(24,798)
Pro forma net loss per share—basic and diluted	$(20.53)

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

The following table sets forth the Company’s financial assets and liabilities at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	$31,016	$31,016	$31,016	$31,016
	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$31,016	$—	$—	$31,016

	$31,016	$31,016	$31,016	$31,016
	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1,425	$—	$—	$1,425

6. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$130	$134
Work in process	748	172
Finished goods	252	—

	$1,130	$306

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Deferred cost of goods sold	$—	$626
Prepaid product study	816	—
Other receivables	198	—
Prepaid insurance	178	77
Prepaid FDA product and manufacturing fees	164	—
Other prepaid expenses	164	122
Other current assets	93	78

	$1,613	$903

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Machinery and equipment	$1,697	$1,661
Furniture and fixtures	87	86
Computer equipment	626	255
Software	287	179
Trade show equipment	228	228
Leasehold improvements	28	13

	2,953	2,422
Less: Accumulated depreciation	(619)	(315)

	$2,334	$2,107

Depreciation expense for the three months ended September 30, 2011 and 2010 was $98 and $55, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $308 and $80, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Payroll related expenses	$2,395	$1,803
Clinical and regulatory expenses	448	921
Contract manufacturing services	264	874
Professional services	774	1,290
Consulting services	203	151
Promotional materials	925	—
Sales and marketing expenses	291	445
Accrued rebates and royalties	645	441
Interest expense	163	525
Taxes and licenses	91	122
Other	235	161

	$6,434	$6,733

7. Intangible Assets

The Company’s developed technology, an identifiable intangible asset, was acquired in connection with the acquisition of Nitec (see Note 4). Of the total purchase price, $43,500 has been allocated to developed technology, which is being amortized to cost of goods sold using a straight-line method over an estimated useful life of twelve years. As of December 31, 2010, developed technology had decreased $3,510 to $39,990 due to $2,634 of amortization expense, which the Company recorded in cost of goods sold, and $876 due to foreign exchange rate effects of the Euro to U.S. dollar translation. For the nine months ended September 30, 2011, developed technology decreased by a net amount of $1,695 to $38,295 due to amortization expense of $2,849 during the nine months ended September 30, 2011, partially offset by an increase of $1,154 related to foreign exchange rate effects of the Euro to U.S. dollar translation.

As of September 30, 2011 the total expected future amortization related to the developed technology, with no allowance for future potential foreign exchange rate effects, was as follows (in thousands):

2011 (October to December)	$798
2012	3,191
2013	3,191
2014	3,191
2015 and beyond	27,924

$38,295

The Company has also recorded $110,900 for IPR&D related to the U.S. rights to LODOTRA, which were acquired as a result of the Company’s acquisition of Nitec. The IPR&D assets were initially classified as indefinite-lived assets and will continue to be so classified until the successful completion or abandonment of the associated research and development efforts. As of December 31, 2010, IPR&D had decreased $2,154 to $108,746 due to foreign exchange rate effects of the Euro to U.S. dollar translation. As of September 30, 2011, IPR&D had increased by $2,831 to $111,577 due to foreign exchange rate effects of the Euro to U.S. dollar translation.

8. Commitments and Contingencies

Lease Obligations

In April 2009, the Company entered into a sublease agreement for its corporate headquarters in Northbrook, Illinois at a rate of $15 per month, expiring in April 2010. In January 2010, the Company exercised an option to extend the lease for an additional 20 months through December 31, 2011, at a monthly rent of $15 for the first 12 months of the renewal period and $16 per month for the last eight months of the renewal period. As of October 17, 2011, the Company has relocated its corporate headquarters to Deerfield, Illinois.

In September 2011, the Company entered into an office lease agreement for approximately 21,000 square feet of office space in Deerfield, Illinois, which was effective August 31, 2011. The initial term of the lease commences on December 1, 2011 and expires on June 30, 2018. The minimum rent will initially be approximately $30 per month during the first year and will increase each year during the initial term, up to approximately $35 per month after the sixth year. The Company has the option to extend the lease for an additional five-year term, which would commence upon the expiration of the initial term.

The Company also leases its offices in Reinach, Switzerland and in Mannheim, Germany. The Reinach office lease rate is $7 (6 CHF) per month, expiring on May 31, 2015. The Mannheim office lease rate is approximately $11 (8 Euros) per month through December 31, 2011 and approximately $7 (5 Euros) per month through December 31, 2012, the expiration of the lease. Additionally the Company leases several company cars for its Reinach and Mannheim offices. All of these lease contracts expire no later than July 2013.

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method. Rent expense was $114 and $98 for the three months ended September 30, 2011 and 2010, respectively, and $314 and $251 for the nine months ended September 30, 2011 and 2010, respectively.

The aggregate future minimum lease payments under noncancelable operating leases as of September 30, 2011 were as follows (in thousands):

2011 (October to December)	$143
2012	513
2013	472
2014	464
2015	424
2016 and beyond	1,016

$3,032

Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG. Under the agreement, Jagotec or its affiliates are required to manufacture and supply LODOTRA exclusively to the Company in bulk. The Company committed to a minimum purchase of LODOTRA tablets from Jagotec for five years from the date of first launch of LODOTRA in a major country, as defined in the agreement, which was in April 2009. As of September 30, 2011, the minimum remaining purchase commitment was $3,750 based on tablet pricing in effect under the agreement as of September 30, 2011.

In November 2009, the Company entered into an agreement for $1,350 for engineering studies, installation qualification of equipment, validation batches and stability studies in connection with the manufacturing of DUEXIS. As of December 31, 2010, the Company recorded research and development expenses of $1,237 for milestones achieved under this agreement. Remaining total payments for stability studies of $113 are due over six years, of which $83 was due as of September 30, 2011.

Royalty Agreement

In connection with the August 2004 development and license agreement with SkyePharma AG (“SkyePharma”) and Jagotec AG, a wholly-owned subsidiary of SkyePharma, regarding certain proprietary technology and know-how owned by SkyePharma, Jagotec is entitled to receive a single digit percentage royalty on net sales of LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the net sales of LODOTRA, such as license fees, and lump sum and milestone payments. Royalty expense recognized in cost of goods sold during the three months ended September 30, 2011 and 2010 was $101 and $69, respectively, and $356 and $255 for the nine months ended September 30, 2011 and 2010, respectively.

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

9. Convertible Promissory Notes

In July 2010, the Company issued $10,000 of subordinated convertible promissory notes (the “2010 Notes”), in January 2011 the Company issued an additional $5,030 of subordinated convertible promissory notes (the “January 2011 Notes”) and in April 2011, the Company issued an additional $1,735 of subordinated convertible promissory notes (the “April 2011 Notes”), each in private placements to certain of its existing investors in accordance with the Series B Preferred Stock and Convertible Note Purchase Agreement dated April 1, 2010, as amended by the First Amendment, Second Amendment and Third Amendment to Series B Preferred Stock and Convertible Note Purchase Agreement. The subordinated convertible promissory notes are considered hybrid instruments, which consist of a debt host instrument together with a conversion feature, thus giving the holder of a subordinated convertible note an option to convert into an equity instrument providing the holder a residual interest in the Company. Each holder of a subordinated convertible promissory note also has the option to present its subordinated convertible promissory note to the Company and demand payment under the terms of the note after a certain date (defined as the maturity date) or upon the occurrence of certain events such as the failure of the Company to make a payment on the note when due, bankruptcy or certain other liquidation events. The terms of the subordinated convertible promissory notes require that the conversion price be adjusted (reduced) upon occurrence of certain events (for example, upon issuance of convertible preferred stock at a price less than the conversion price of the outstanding preferred stock series, or upon an IPO). The Company concluded that the subordinated convertible promissory notes would be accounted for as a typical debt instrument with related interest expense recorded in the Company’s consolidated statement of operations. If the contingency is met and the conversion feature is considered “beneficial” in a future accounting period, an additional cost of financing charge would be recorded for the beneficial conversion feature in the Company’s consolidated statement of operations at that time. The 2010 Notes, January 2011 Notes and April 2011 Notes, including accrued interest, could have converted into shares of the Company’s Series B preferred stock prior to the closing of the Company’s IPO or the Company’s common stock in connection with its IPO at the lesser of the price offered to the public in the IPO or $18.92 per share. The 2010 Notes, January 2011 Notes and April 2011 Notes bear interest at a fixed rate of 10% per annum and mature on July 12, 2011, January 7, 2012 and April 25, 2012, respectively, if not converted earlier. As of December 31, 2010 and September 30, 2011 $471 and $919, respectively, of interest expense was recorded in connection with the 2010 Notes, January 2011 Notes and April 2011 Notes. Upon the closing of the Company’s IPO on August 2, 2011, the 2010 Notes, January 2011 Notes, April 2011 Notes, and accrued interest thereon, were converted into an aggregate of 2,017,242 shares of common stock which was based on the IPO price of $9.00 per share. The conversion of the notes did not trigger a contingency and an additional financing charge was not recognized during the three and nine months ended September 30, 2011.

10. Notes Payable

On April 1, 2010, in connection with the Transactions, the Company, Horizon Pharma USA, and Horizon Pharma AG entered into a new Loan and Security Agreement (the “Kreos-SVB Facility”) with two financial institutions allowing for borrowings of up to $12,000 at a 12.9% interest rate. The first loan of $7,000 was advanced on April 1, 2010, with 36 remaining equal monthly payments of $233 for principal and interest. The Kreos-SVB Facility is secured by a lien on substantially all of the assets, including intellectual property. The Company issued warrants to purchase 150,602 shares of Series B convertible preferred stock at an exercise price of $0.01 per share (Note 11). On September 3, 2010, the second loan for $5,000 was advanced with 36 equal monthly payments of $166 of principal and interest. In June 2011, in connection with the Oxford Facility described below, the Company repaid all $8,455 due under the Kreos-SVB Facility (including principal and interest), which included $7,842 of principal, $443 of interest and $170 of loan fees.

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

As a result of the extinguishment of the Kreos-SVB Facility and the partial pay down of the Kreos Facility, the Company incurred a total of $1,929 of extinguishment loss from the write-off of remaining debt discount, prepayment penalty interest and loan fees. The loss on the extinguishment of debt is included in interest expense in the consolidated statement of operations for the nine months ended September 30, 2011.

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

The Kreos Facility and Oxford Facility restrict the Company’s ability to incur additional indebtedness, incur liens, pay dividends and engage in significant business transactions, such as a change of control, so long as the Company owes any amounts to the lenders under the related loan agreement. If the Company defaults under its debt facility, the lenders may accelerate all of the Company’s repayment obligations and take control of the Company’s pledged assets. The lenders could declare a default under the Company’s debt facility upon the occurrence of any event that the lenders interpret as having a material adverse effect upon the Company as defined under the loan agreement, thereby requiring the Company to repay the loan immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation.

The future minimum payments under both the outstanding Kreos Facility and the Oxford Facility as of September 30, 2011 were as follows (in thousands):

2011 (October to December)	$894
2012	6,772
2013	8,782
2014	6,727
2015	3,710

26,885
Less: Amount representing interest	6,495

20,390
Less: Unamortized discount	537

19,853
Less: Current portion	2,386

Long-term portion	$17,467

11. Stockholders’ Equity

Convertible Preferred Stock

Upon the closing of the Company’s IPO on August 2, 2011, outstanding shares of convertible preferred stock, which are shown in the table below (dollars in thousands, except issue price) were automatically converted into an aggregate of 10,514,431 shares of common stock. The Company had reserved sufficient shares of common stock for issuance upon conversion of the convertible preferred stock.

Series	Date Issued	Original Issue Price	Shares Authorized	Shares Outstanding	Carrying Amount	Liquidation Preference	Dividend Rate
A	April 2010	$6.993	23,200,000	22,451,300	$176,708	$157,002	8%
B	April 2010	7.968	5,750,000	2,510,040	19,844	20,000	8%

			28,950,000	24,961,340	$196,552	$177,002

Convertible Preferred Stock Warrants

The following unexercised convertible preferred stock warrants were outstanding prior to the IPO and classified as permanent equity.

Underlying Stock	Exercise Price	Number of Shares
Series A convertible preferred	$10.692	62,176
Series A convertible preferred	$5.201	490,290
Series A convertible preferred	$0.010	118,496
Series B convertible preferred	$0.010	250,602
Series B convertible preferred	$7.968	80,007

		1,001,571

Upon the closing of the Company’s IPO on August 2, 2011, the convertible preferred stock warrants were converted into warrants to purchase an aggregate of 459,003 shares of common stock as follows.

Underlying Stock	Exercise Price	Number of Shares
Common stock	$25.39	26,189
Common stock	$12.35	206,506
Common stock	$0.03	155,474
Common stock	$9.00	70,834

		459,003

On April 1, 2010, in connection with the recapitalization of Horizon Therapeutics, Inc., Series C and Series D convertible preferred stock warrants were converted on a 1:1.33 and 1:1 basis, respectively, into Series A convertible preferred stock warrants.

On April 1, 2010, in connection with the Kreos-SVB Facility, the Company issued warrants to purchase an aggregate of 150,602 shares of Series B convertible preferred stock. Also in connection with Kreos Facility and the Nitec acquisition, the lender’s warrant to purchase up to 37,244 shares of Nitec capital stock was cancelled and exchanged for a warrant to purchase up to 118,496 shares of the Company’s Series A convertible preferred stock in connection with the Nitec acquisition. Both the Series A and B warrants have an exercise price of $0.01 per share and expire on April 1, 2020 unless terminated earlier as a result of certain reorganizations or changes in control. The fair value of warrants was recorded as a debt issuance cost and was being amortized to interest expense over the term of the loans. As a result of the debt extinguishment described in Note 10, the Company wrote off of the remaining debt issuance cost of $567. The initial fair value of the Kreos-SVB Facility and the Kreos Facility warrants was estimated at an aggregate value of $1,200 and $936, respectively, using the Black-Scholes option pricing model with the following assumptions at the date of issuance: expected volatility of 56%, risk-free interest rate of 4.19%, contractual term of 10 years and dividend yield of 0%. The warrants are classified as permanent equity.

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

Interest expense related to the amortization of debt discount during the three months ended September 30, 2011 and 2010, was $58 and $243, respectively and during the nine months ended September 30, 2011 and 2010 was $430 and $578, respectively.

Common Stock

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

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared by the Board from inception through September 30, 2011. As of September 30, 2011, the Company was authorized to issue a total of 200,000,000 shares of $0.0001 par value common stock.

12. Employee Equity Incentive Plans

Stock-Based Compensation Plans

In October 2005, the Company adopted the 2005 Stock Plan (the “2005 Plan”). The 2005 Plan provides for the granting of stock options to employees, consultants and advisors of the Company. Options granted under the 2005 Plan may be either incentive stock options (“ISO”) or nonqualified stock options (“NSO”). Upon the signing of the underwriting agreement related to the Company’s IPO, on July 28, 2011, no further option grants were made under the 2005 Plan. As of July 28, 2011, the 460,842 shares of common stock reserved for future issuance and the 1,304,713 shares of common stock reserved for future issuance upon the exercise of options outstanding under the 2005 Plan were transferred to the 2011 Equity Incentive Plan (the “2011 Plan”), as described below. All stock options granted under the 2005 Plan prior to the offering continue to be governed by the terms of the 2005 Plan.

In July 2010, the Company’s Board of Directors adopted the 2011 Plan and in June 2011, the Company’s stockholders approved the 2011 Plan, and it became effective upon the signing of the underwriting agreement related to the Company’s IPO, on July 28, 2011. The 2011 Plan has an initial reserve of 3,366,228 shares of common stock, including 460,842 shares of common stock previously reserved for future issuance under the 2005 Plan, 1,304,713 shares of common stock reserved for future issuance upon the exercise of options outstanding under the 2005 Plan as of the 2011 Plan’s effective date and 1,600,673 new shares of common stock reserved. The 2011 Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance on January 1, from 2012 until 2021. The number of shares added each year will be equal to the least of: (a) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (b) 1,474,304 shares of common stock; or (c) a number of shares of common stock that may be determined each year by the board of directors that is less than (a) and (b). As of September 30, 2011, the Company had reserved 1,768,794 shares of common stock for issuance under the 2011 Plan. Under the 2011 Plan, the board of directors, or a committee of the board of directors, may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock units, or restricted stock awards to employees, directors and consultants to the Company or any subsidiary of the Company. Under the terms of the 2011 Plan, the exercise price of stock options may not be less than 100% of the fair market value on the date of grant and their term may not exceed ten years.

The following summarizes the activities under the 2005 Plan and the 2011 Plan for the nine months ended September 30, 2011:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(in thousands)
December 31, 2010	422,861	1,348,421	$14.02	$7,433
Options authorized	1,600,673	—
Options granted	(381,740)	381,740	$7.57
Options exercised	—	(6,400)	$7.05
Options cancelled	44,000	(44,000)	$16.59

September 30, 2011	1,685,794	1,679,761	$12.51	$594

Options vested and expected to vest at September 30, 2011		1,660,863	$12.57	$594
Options vested at September 30, 2011		914,411	$9.68	$301

Employee Stock Purchase Plan

In July 2010, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “2011 Purchase Plan”) and in June 2011, the Company’s stockholders approved the 2011 Purchase Plan, and it became effective upon the signing of the underwriting agreement related to the Company’s IPO in July 2011. The Company reserved a total of 463,352 shares of common stock for issuance under the 2011 Purchase Plan. The 2011 Purchase Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the 2011 Purchase Plan on January 1, from 2012 until 2021. The number of shares added each year will be equal to the least of: (a) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (b) 1,053,074 shares of common stock; or (c) a number of shares of common stock that may be determined each year by the board of directors that is less than (a) and (b). Subject to certain limitations, the Company’s employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock under the 2011 Purchase Plan. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month offering period.

Stock-Based Compensation Associated with Awards to Employees

During the three months ended September 30, 2011 and 2010, the Company granted stock options to purchase an aggregate of 354,600 and 20,796 shares of common stock, respectively, to employees with a weighted average grant date fair value of $7.48 and $16.98, respectively. During the nine months ended September 30, 2011 and 2010, the Company granted stock options to purchase an aggregate of 355,653 and 1,005,944 shares of common stock, respectively, to employees with a weighted average grant date fair value of $7.51 and $15.38, respectively.

The total fair value of options granted to employees that vested during the three months ended September 30, 2011 and 2010 was $540 and $369, respectively, and during the nine months ended September 30, 2011 and 2010 was $2,087 and $1,350, respectively.

As of September 30, 2011, the unrecognized stock-based compensation expense related to employee stock options expected to vest was $6,590 and will be recognized over an estimated weighted average amortization period of 3.0 years.

The fair value of each option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected volatility	86%	79%	86%	80%
Risk-free interest rate	1.20%	2.10%	1.20%	2.30%
Expected term (in years)	6.02	6.25	6.02	5.03
Expected dividends	0%	0%	0%	0%

Risk-Free Interest Rate

The Company determined the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate as of the date of grant.

Expected Volatility

The Company used an average historical stock price volatility of comparable companies to be representative of future stock price volatility, as the Company did not have sufficient trading history for its common stock.

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

Stock-based compensation expense related to options granted to employees was allocated to the following line items in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
				As restated
Research and development	$177	$317	$562	$566
Sales and marketing	91	36	173	60
General and administrative	329	316	984	1,073

	$597	$669	$1,719	$1,699

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options, due to the Company’s net loss position.

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

September 30, 2011
Expected volatility	86%
Risk-free interest rate	1.4%
Contractual life (in years)	10.0
Expected dividends	0%

Stock-based compensation expense will fluctuate as the fair value of the common stock fluctuates. Stock-based compensation expense charged to operations for options granted to non-employees for the three months ended September 30, 2011 and 2010 was $4 and $275, respectively, and for the nine months ended September 30, 2011 and 2010 was $108 and $335, respectively.

During the three months ended September 30, 2011, the Company granted options to purchase an aggregate of 23,560 shares of common stock to non-employees with a weighted average grant date fair value of $7.48. During the three months ended September 30, 2010, the Company did not grant options to non-employees. During the nine months ended September 30, 2011 and 2010, the Company granted options to purchase an aggregate of 26,087 and 42,223 shares of common stock, respectively, to non-employees with a weighted average grant date fair value of $8.42 and $11.05, respectively.

13. Related Party Transactions

The Company has entered into consulting agreements with three stockholders, two of whom previously served as directors of Horizon Pharma USA. Two of the consulting agreements have terminated as of September 30, 2011. For the three months ended September 30, 2011 and 2010, the Company paid $173 and $293, respectively, in consulting fees to the related parties. For the nine months ended September 30, 2011 and 2010, the Company paid $573 and $719, respectively, in consulting fees to the related parties.

14. Distribution Agreements

Merck Serono

In December 2006 and March 2009, the Company entered into transfer, license and supply agreements with Merck Serono GmbH (“Merck Serono”) and Merck GesmbH, an affiliate of Merck Serono, for the commercialization of LODOTRA in Germany and Austria, respectively. The agreement covering Germany was amended in December 2008 to allow co-promotion of LODOTRA in Germany. Under the agreements, the Company granted Merck Serono and Merck GesmbH exclusive distribution and marketing rights pertaining to LODOTRA for Germany and Austria, respectively, and an exclusive license to use the trademark for LODOTRA in Germany and Austria. Merck Serono agreed to purchase LODOTRA commercial product exclusively from the Company. The Company supplies LODOTRA to Merck Serono at the price which is the higher of (1) a percentage of the list price of LODOTRA to final purchasers of LODOTRA from Merck Serono (excluding any discounts) and (2) the costs incurred for the production and delivery of LODOTRA to a Merck Serono supply depot, plus a profit mark-up. Subject to early termination, the terms of the agreements are 10 years from the launch of LODOTRA in Germany and Austria, as applicable. Thereafter, the agreements automatically renew until terminated by either party by giving specified prior written notice to the other party. Either party may also terminate either agreement in the event of a bankruptcy of the other party, certain events beyond the parties’ control that impair performance under the agreements, or upon material uncured breach by the other party.

The transfer, license and supply agreements related to Germany and Austria were assigned to Mundipharma from Merck Serono in April 2011 and September 2011, respectively, with the Company’s consent. In addition, the German agreement was extended from 10 years to 15 years from the launch of LODOTRA.

Mundipharma

In March 2009, the Company entered into a distribution agreement with Mundipharma for the commercialization of LODOTRA in Europe, excluding Germany and Austria, and a manufacturing and supply agreement with Mundipharma Medical. The distribution agreement provides for an upfront payment less than ten million Euros, all of which has been paid by Mundipharma, and aggregate potential milestone payments in the tens of millions of Euros, of which approximately 37% has been earned by the Company and paid by Mundipharma. Under the distribution agreement, the Company granted Mundipharma the exclusive distribution and marketing rights pertaining to LODOTRA for: Albania, Belgium, Bosnia-Herzegovina, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Greece, Hungary, Iceland, Ireland, Israel, Italy, Latvia, Liechtenstein, Lithuania, Luxembourg, Macedonia, Malta, Montenegro, Netherlands, Norway, Poland, Portugal, Romania, Serbia, former Soviet Union countries, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the United Kingdom.

Under the manufacturing and supply agreement, Mundipharma Medical agreed to purchase LODOTRA exclusively from the Company. The Company supplies finished packages of LODOTRA to Mundipharma Medical at the price which is a specified percentage of the average net selling price for sales in a given country. Subject to early termination, the terms of both agreements extend to March 2024. Thereafter, the agreements automatically renew until terminated by either party giving specified prior written notice to other party. Either party may also terminate either of the agreements in the event of a bankruptcy of the other party or upon an uncured material breach by the other party. In addition, Mundipharma has the right to terminate the distribution agreement in the event of material risk of personal injury to third parties or immediately by written notice with respect to any country if the market authorization for LODOTRA is cancelled in such country.

In November 2010, the Company entered into a second distribution agreement with Mundipharma for the commercialization of LODOTRA in several Asian and other countries and a second manufacturing and supply agreement with Mundipharma Medical. Under the distribution agreement, the Company was entitled to an upfront payment of less than five million dollars, all of which has been paid by Mundipharma, and is eligible to receive aggregate potential milestone payments of less than five million dollars, of which none had been received as of December 31, 2010. The Company has deferred recognition of the entire upfront payment and will begin recognizing revenue associated with its payment upon the first commercial sale of LODOTRA in the applicable territory.

Under the second distribution agreement, the Company granted Mundipharma the exclusive distribution and marketing rights pertaining to LODOTRA for: Australia, China, Hong Kong, Indonesia, Korea, Malaysia, New Zealand, the Philippines, Singapore, South Africa, Taiwan, Thailand and Vietnam. In addition, Mundipharma will be responsible for obtaining regulatory approvals in these countries. The Company also granted to Mundipharma an exclusive license to use its trademark for LODOTRA in these countries, and Mundipharma is allowed to commercialize LODOTRA under the LODOTRA trademark. Mundipharma is obligated to use commercially reasonable efforts to obtain regulatory approval for and market LODOTRA and is prohibited from launching other oral corticosteroids in these countries during the term of the distribution agreement. If Mundipharma does not meet specified minimum volume targets, which range from thousands of Euros to millions of Euros on a country by country basis, over specified periods of time, the marketing rights granted under the distribution agreement will become nonexclusive with respect to the applicable country unless Mundipharma pays the Company the shortfall.

Under the second manufacturing and supply agreement, Mundipharma Medical agreed to purchase LODOTRA exclusively from the Company with respect to the territory. The Company supplies bulk product of LODOTRA to Mundipharma Medical at an adjustable price per tablet and Mundipharma is responsible for final packaging and distribution in the territory.

Subject to early termination, the terms of both of the November 2010 agreements are 15 years from the first product launch on a country-by-country basis. Thereafter, the agreements automatically renew until terminated by either party by giving specified prior written notice to the other party. Either party may terminate either of the agreements early in the event of a change in control of the other party, bankruptcy of the other party, or upon an uncured material breach by the other party. Either party has the right to terminate the distribution agreement with respect to any country upon prior written notice if the volume target is not met in such country for reasons beyond its control. In addition, Mundipharma has the right to terminate the distribution agreement in the event of material risk of personal injury to third parties or immediately by written notice with respect to any country if the market authorization for LODOTRA is cancelled, withdrawn or suspended in such country. The Company also has the right, subject to certain conditions, to terminate the distribution agreement with respect to any country in the territory if within a specified period of time, Mundipharma fails to submit appropriate filings to obtain marketing authorization in the country or fails to initiate a clinical trial required for marketing authorization in the country.

15. Subsequent Events

On November 14, 2011, the Company and Sanofi announced the FDA approved the use of the sanofi-aventis Canada Inc. manufacturing site in Laval, Quebec to manufacture DUEXIS. Sanofi will serve as the primary commercial manufacturer for DUEXIS in the U.S. The Company has hired its commercial organization, completed sales force training and expects to commercially launch DUEXIS in the U.S. in November 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our strategy and other aspects of our future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our products, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this report and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Overview

We are a biopharmaceutical company that is developing and commercializing innovative medicines to target unmet therapeutic needs in arthritis, pain and inflammatory diseases. On April 23, 2011, the U.S. Food and Drug Administration, or FDA, approved DUEXIS® (formerly HZT-501), a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis, or RA, and osteoarthritis, or OA, and to decrease the risk of developing upper gastrointestinal, or GI, ulcers in patients who are taking ibuprofen for these indications. On November 14, 2011, we and Sanofi-aventis U.S. LLC, or Sanofi, announced the FDA approved the use of the sanofi-aventis Canada Inc. manufacturing site in Laval, Quebec to manufacture DUEXIS. Sanofi will serve as the primary commercial manufacturer for DUEXIS in the U.S. We have hired our commercial organization, completed sales force training and expect to commercially launch DUEXIS in the U.S. in November 2011. We submitted a Marketing Authorization Application, or MAA, for DUEXIS in the United Kingdom, the Reference Member State, through the Decentralized Procedure in October 2010 and we anticipate a decision on the MAA in the first half of 2012. Our other lead product, LODOTRA, is a proprietary programmed release formulation of low-dose prednisone that is currently marketed in Europe by our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, for the treatment of moderate to severe, active RA in adults when accompanied by morning stiffness. We have successfully completed two Phase 3 clinical trials of LODOTRA and we submitted a new drug application, or NDA, for LODOTRA to the FDA on September 26, 2011. We have worldwide marketing rights for DUEXIS and have retained exclusive marketing rights in the U.S. for all of our products. Our strategy is to commercialize our products in the U.S., to explore co-promotion opportunities for DUEXIS in the U.S. and to enter into licensing or additional distribution agreements for commercialization of our products outside the U.S.

On April 1, 2010, we effected a recapitalization and acquisition pursuant to which Horizon Pharma, Inc. became a holding company that operates through its wholly-owned subsidiaries Horizon Pharma USA, Inc. (formerly Horizon Therapeutics, Inc.) and Horizon Pharma AG (formerly Nitec Pharma AG, or Nitec). Our LODOTRA product was developed and is owned by Horizon Pharma AG and our historical financial statements and results of operations do not reflect the results of operations of Nitec for any period prior to the recapitalization and acquisition in April 2010. As a result of the acquisition of Nitec and organic growth, our organization has grown from 12 full-time employees as of March 31, 2010 to 133 full-time employees as of September 30, 2011 and to 161 as of November 7, 2011. Our development efforts have also expanded significantly through the acquisition of Nitec. Consequently, we expect our expenses to increase from prior periods. As a result of the recapitalization and acquisition, our future operations will be impacted by both the operations of our U.S. subsidiary Horizon Pharma USA and our Swiss subsidiary Horizon Pharma AG.

We market LODOTRA in Europe through three separate agreements. Pursuant to two separate agreements, we granted Merck Serono GmbH, or Merck Serono, and Merck GesmbH, an affiliate of Merck Serono, exclusive rights to distribute and market LODOTRA in each of Germany and Austria, respectively, and pursuant to the third agreement, we granted Mundipharma exclusive rights to distribute and market LODOTRA in the rest of Europe. In April 2011 and September 2011, we consented to Merck Serono’s assignment of the agreements with respect to Germany and Austria, respectively, to Mundipharma. Pursuant to another agreement, we granted Mundipharma exclusive rights to distribute and market LODOTRA in certain Asian and other countries. We also have a manufacturing and supply agreement with Jagotec AG, or Jagotec, under which Jagotec or its affiliates manufacture and supply LODOTRA exclusively to us as bulk tablets. We have committed to certain minimum orders under the agreement, and we also supply the active ingredient to Jagotec for use in the manufacture of LODOTRA.

We are focusing our efforts and capital resources on obtaining additional approvals for DUEXIS and LODOTRA and commercializing these products in the U.S. In addition to DUEXIS and LODOTRA, we have a pipeline of earlier stage product candidates to treat pain-related diseases and chronic inflammation. We are currently evaluating the development pathway for these product candidates, but do not intend to develop them further until such time as we generate sufficient cash from our operations or other sources.

We are subject to risks common to biopharmaceutical companies in the development stage, including, but not limited to, obtaining regulatory approval for our product candidates, dependence upon market acceptance of our products, risks associated with intellectual property, pricing and reimbursement, intense competition, development of markets and distribution channels and dependence on key personnel. We have a limited operating history and have yet to generate significant revenues. To date, we have been funded predominantly by equity and debt financings. Our ultimate success is dependent upon our ability to successfully develop, obtain approval for and market our products. We anticipate we will continue to incur net losses for at least the next several years as we:

•	establish sales and marketing capabilities for the anticipated U.S. commercial launches of DUEXIS and LODOTRA;

•	expand our corporate infrastructure to support our growth and our commercialization activities;

•	evaluate the potential use of LODOTRA for the treatment of other diseases and conduct additional clinical trials with respect to the same;

•	incur expenses as we seek regulatory approval of LODOTRA in the U.S. and DUEXIS in Europe; and

•	advance the clinical development of other product candidates either currently in our pipeline or that we may in-license or acquire in the future.

As of September 30, 2011, we had cash and cash equivalents of $33.0 million, including net proceeds of $41.9 million from our IPO after deducting underwriter discounts and offering costs.

On July 7, 2011, we effected a 1-for-2.374 reverse stock split of our common stock and a proportional adjustment to the existing conversion ratios for each series of preferred stock. Accordingly, all share and per share amounts, except as noted, have been retroactively adjusted to give effect to the reverse stock split.

On August 2, 2011, we completed our IPO, and we sold 5,500,000 shares of common stock at an offering price of $9.00 per share, resulting in net proceeds of approximately $41.9 million, after deducting underwriting discounts of $3.5 million and offering costs of $4.1 million. Upon the consummation of our IPO, all outstanding shares of preferred stock were automatically converted into common stock, and all outstanding preferred stock warrants were automatically converted into warrants to purchase an aggregate of 459,003 shares of common stock. In addition, the convertible promissory notes in the aggregate principal amount $10.0 million issued in July 2010, or 2010 notes, the convertible promissory notes in the aggregate principal amount $5.0 million issued in January 2011, or January 2011 notes, and the convertible promissory notes in the aggregate principal amount of $1.7 million issued in April 2011, or April 2011 notes, and interest accrued thereon, were converted into an aggregate of 2,017,242 shares of common stock, based on a conversion price of $9.00 per share.

We believe that our existing cash and cash equivalents (including the net proceeds from the IPO), together with interest thereon, will be sufficient to fund our operations into the second quarter of 2012. In addition to the near-term funding we will need to support the anticipated commercialization of DUEXIS in the U.S., we will need additional future financing in the event that we do not obtain additional regulatory approvals for DUEXIS and LODOTRA when expected or if the future sales of DUEXIS, LODOTRA and any additional products we may develop do not generate sufficient revenues to fund our operations. Our failure to raise capital if and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies. In its report on our financial statements for the year ended December 31, 2010, our independent registered public accounting firm included an explanatory paragraph regarding our ability to continue as a going concern.

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

Financial Overview

Prior to our acquisition of Nitec we had no revenues and incurred significant operating losses since inception. Before our acquisition of Nitec, as of March 31, 2010, we had an accumulated deficit of $87.9 million. Giving effect to our acquisition of Nitec and, as of September 30, 2011, we had an accumulated deficit of $143.6 million, after giving effect to the $19.3 million bargain purchase gain we recognized in connection with the Nitec acquisition.

Revenue and Cost of Goods Sold

As of April 1, 2010, as a result of our acquisition of Nitec, we began recognizing revenues from the sale of LODOTRA. We recognize revenues from out-licensing marketing and distribution rights to third parties in Europe and certain Asian and other countries, including upfront fees, milestone payments and product sales. Upfront fees and payments for non-substantive milestones are recorded as deferred revenue when paid and recognized over the remaining life of the marketing and distribution agreement or manufacturing and supply agreement, as applicable. Milestone payments are considered non-substantive if any portion of the associated milestone payment is determined to not relate solely to past performance or if a portion of the consideration earned from achieving the milestone may be refunded. During the three and nine months ended September 30, 2010 all revenues recognized, and during the three and nine months ended September 30, 2011, substantially all revenues recognized, were related to the sale of LODOTRA to our distribution partners. Cost of goods sold consists of raw materials, manufacturing and other supply chain costs for the manufacture of LODOTRA, and royalty amounts payable to SkyePharma AG on LODOTRA sales and upon receipt of certain milestone payments. In addition, cost of goods sold includes amortization of developed technology relating to our acquisition of Nitec. We expect to record approximately $3.5 million annually related to amortization of developed technology. We will adjust the rate of amortization if there are changes in our expected LODOTRA sales in Europe that indicate impairment of the developed technology or change in the expected useful life of the developed technology. The use of material is charged applying the “first-in first-out” (FIFO) method on capitalized inventory stock. We expect the per unit cost of goods sold for LODOTRA to decrease as sales volumes increase, due to lower per-unit manufacturing costs at higher volumes.

We expect our revenues and cost of goods sold to increase beginning in late 2011 or 2012 following the anticipated commercial launch of DUEXIS in the U.S. in November 2011. The process of commercializing products is costly and time consuming. The probability of success may be affected by a variety of factors, including, among others, competition, pricing and reimbursement, manufacturing capabilities and commercial viability. As a result of these uncertainties, we are unable to determine when, or to what extent, we will generate significant revenues from the commercialization and sale of any of our products. We are also currently focused on obtaining U.S. regulatory approval of LODOTRA. However, we will need to raise substantial additional capital in the future in order to fully commercialize DUEXIS and obtain U.S. regulatory approval for LODOTRA. We would also need to raise substantial additional capital to the extent that we decide to pursue further development and commercialization of our other product candidates.

Research and Development Expenses

Research and development expenses consist of: (1) expenses incurred under agreements with contract research organizations, or CROs, and investigative sites, which conduct our clinical trials and our preclinical studies; (2) the cost of manufacturing clinical trial materials; (3) payments to consultants; (4) employee-related expenses, which include salaries and benefits and (5) stock-based compensation expense. All research and development costs are expensed as incurred. Conducting a significant amount of research and development has been central to our business model, which in the past had focused primarily on clinical research and trials and more recently has focused on development work, including regulatory approval and manufacturing activities. We expect that this trend will continue through the fourth quarter of 2011 as we focus on obtaining additional regulatory approvals for DUEXIS and LODOTRA. Through September 30, 2011, we had incurred approximately $91.4 million in research and development expenses since our inception in 2005. The following table summarizes our research and development expenses for the three and nine months periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
External Research and Development Expenses
LODOTRA-Rheumatoid Arthritis	$2,578	$1,968	$4,315	$3,971
LODOTRA-Severe Asthma	—	3	10	6
TRUNOC	6	(92)	24	(92)
DUEXIS	989	2,551	2,874	6,467

Total External Research and Development Expenses	3,573	4,430	7,223	10,352
Total Internal Research and Development Expenses	1,773	1,291	4,313	2,509

Total Research and Development Expenses	$5,346	$5,721	$11,536	$12,861

Substantially all of our research and development expenses prior to our acquisition of Nitec were attributable to development of DUEXIS. A portion of our internal costs, including indirect costs relating to our product candidates, are not tracked on a project basis and are allocated based on management estimates of where the benefit accrues, or as a percentage of direct project costs. Our research and development expenses increased in 2010 as a result of our acquisition of Nitec. We expect these research and development expense levels to continue into 2011 and to be primarily attributable to the development of LODOTRA, including expenses related to obtaining additional regulatory approvals for LODOTRA and post-marketing studies of DUEXIS.

We generally consider our development of a product to be complete when we receive approval from regulatory authorities to market the product in the applicable jurisdiction. As a result, we are unable to reasonably estimate our additional research and development costs to complete our development work with respect to LODOTRA in the U.S. and DUEXIS in Europe, including our regulatory approval and manufacturing activities. Such estimates depend on numerous factors that are outside of our control, such as whether regulatory authorities will change their approval criteria for products in the same class as DUEXIS or LODOTRA, whether our applications for marketing approval will be accepted for review by regulatory authorities, whether regulatory authorities will require that we complete additional studies before or after granting marketing approval, and when, if ever, regulatory authorities will approve any applications for marketing approval that we submit. For similar reasons, we are unable to reasonably estimate when, if ever, our development work with respect to DUEXIS and LODOTRA will be complete or when we may receive material net cash inflows related to our on-going development work with respect to DUEXIS and LODOTRA. We submitted an MAA in selected European countries in October 2010 to market DUEXIS, and we submitted an NDA for LODOTRA in the U.S. on September 26, 2011. However, we cannot estimate when, if ever, the applicable regulatory authorities will grant marketing approvals based on these submissions.

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

Sales and Marketing Expenses

Sales and marketing expenses of Horizon Pharma USA and Horizon Pharma AG historically have consisted principally of business development expenses, trade show expenses and pre-launch marketing activities, including market research and pricing reimbursement studies in anticipation of our market launch for DUEXIS and LODOTRA in the U.S. Sales and marketing expenses also consist of stock-based compensation expense. As of September 30, 2011, our sales and marketing headcount was 92 full-time equivalents and as of November 7, 2011, our sales and marketing headcount increased to 118 full-time equivalents, primarily as a result of recruiting and hiring our sales organization. We expect these expenses to increase significantly as we continue to establish sales and marketing capabilities to commercialize DUEXIS and LODOTRA in the U.S.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, accounting, information technology and human resources functions. Other general and administrative expenses include facility costs, professional fees for legal, consulting and auditing and tax services. General and administrative expenses also consist of stock-based compensation expense. As a result of our acquisition of Nitec, our general and administrative headcount changed from six full-time equivalents as of March 31, 2010 to 13 full-time equivalents as of April 1, 2010. In connection with our acquisition of Nitec on April 1, 2010, we eliminated three redundant executive management positions in Europe. As of September 30, 2011, our general and administrative headcount was 17 full-time equivalents and as of November 7, 2011, our general and administrative headcount increased to 18 full-time equivalents. We expect general and administrative expenses to increase as we continue to build our corporate infrastructure in support of our activities relating to commercializing DUEXIS and obtaining regulatory approval of and commercializing LODOTRA in the U.S., and as a result of operating a public company. These increases likely will include salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and costs of enhanced business and accounting systems.

Interest Expense

Interest expense, both historically and prospectively, is related to interest and fees on certain debt facilities outstanding at both Horizon Pharma USA and Horizon Pharma AG. Through August 2, 2011, we were incurring interest expense on the 2010 notes, the January 2011 notes, and the April 2011 notes. Upon the closing of our IPO on August 2, 2011, the outstanding convertible promissory notes were converted into common stock and therefore, we are no longer incurring interest on these notes. In June 2011, we entered into a $17.0 million debt facility with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, which we refer to as the Oxford facility, which will incrementally increase interest expense in 2011 by approximately $1.1 million. Additionally, we will incur interest expense related to the Oxford facility of $1.9 million, $1.3 million, $0.7 million and $32,000 in the years 2012, 2013, 2014 and 2015, respectively.

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

In June 2011 the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We will adopt ASU 2011-05 in the first quarter of fiscal year 2012. We do not believe that the adoption of ASU 2011-05 will have a material impact on our condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
	(in thousands, except percentages)
Revenues	$273	$689	$(416)	(60%)
Cost of goods sold	1,249	737	512	69%
Research and development expenses	5,346	5,721	(375)	(7%)
Sales and marketing expenses	5,141	1,955	3,186	163%
General and administrative expenses	4,192	3,880	312	8%
Interest expense, net	(995)	(1,031)	(36)	(3%)
Foreign exchange (loss) gain, net	(758)	164	(922)	(562%)

Revenues. During the three months ended September 30, 2011 and 2010, substantially all revenues recognized were from the sale of LODOTRA in Europe. Revenues decreased by $0.4 million during the three months ended September 30, 2011 compared to the same period in 2010 primarily due to the timing of purchases by our distribution partners.

Cost of Goods Sold. Our cost of goods sold during the three months ended September 30, 2011, compared to the same period in 2010, increased $0.5 million primarily due to a one-time $0.4 million LODOTRA inventory adjustment written off against cost of sales.

Research and Development Expenses. The decrease of $0.4 million in research and development expenses during the three months ended September 30, 2011, compared to the same period in 2010, was primarily due to a decrease of $1.2 million for contract manufacturing and pharmacovigilance studies for DUEXIS. The decrease was partially offset by an increase of $0.3 million in regulatory and clinical consultant expenses and an increase of $0.4 million in personnel-related costs to support DUEXIS development and regulatory activities.

Sales and Marketing Expenses. The increase of $3.2 million in sales and marketing expenses during the three months ended September 30, 2011, compared to the same period in 2010, was due to an increase of $1.6 million in personnel related costs resulting from increased headcount to establish sales and marketing capabilities to commercialize DUEXIS in the U.S. and an increase of $1.6 million in consulting and promotional activities expenditures associated with pre-commercialization activities for DUEXIS in the U.S.

General and Administrative Expenses. The increase of $0.3 million in general and administrative expenses during the three months ended September 30, 2011, compared to the same period in 2010, was primarily due to an increase of $0.5 million in personnel-related costs and an increase of $0.3 million in facility-related costs in connection with the building of our corporate infrastructure, partially offset by a decrease of $0.5 million for lower audit and consulting fees following our IPO.

Interest Expense, Net. Interest expense, net during the three months ended September 30, 2011, compared to the same period in 2010, remained relatively unchanged primarily due to $0.5 million of lower interest expense under an existing 7.5 million Euro debt facility between Kreos and Nitec, which we refer to as the Kreos facility, and a $12.0 million debt facility with Kreos and SVB, which we refer to as the Kreos-SVB facility, and an increase of $0.1 million related to the 2010 notes in the aggregate principal amount of $10.0 million, the January 2011 notes in the aggregate principal amount of $5.0 million, and the April 2011 notes in the aggregate principal amount of $1.7 million , offset by a $0.6 million incremental interest expense under the Oxford facility.

Foreign Exchange (Loss) Gain, Net. The foreign exchange loss for the three months ended September 30, 2011 was primarily a result of the increase in value of the U.S. dollar against the Euro in connection with remeasuring foreign currency transactions during the three months ended September 30, 2011, compared to the same period in 2010 during which we had a foreign exchange gain due to a decrease in the value of the U.S. dollar against the Euro.

Comparison of Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
		As restated
	(in thousands, except percentages)
Revenues	$3,401	$2,346	$1,055	45%
Cost of goods sold	5,191	2,870	2,321	81%
Research and development expenses	11,536	12,861	(1,325)	(10%)
Sales and marketing expenses	7,426	3,608	3,818	106%
General and administrative expenses	10,640	14,189	(3,549)	(25%)
Interest expense, net	(5,465)	(1,827)	3,638	199%
Bargain purchase gain	—	19,326	19,326	*
Foreign exchange (loss) gain, net	(226)	202	(428)	(212%)

*	Percentage change is not meaningful.

Revenues. During the nine months ended September 30, 2011 and 2010, substantially all revenues recognized were from the sale of LODOTRA in Europe. Revenues increased by $1.1 million during the nine months ended September 30, 2011, compared to the same period in 2010, primarily due to $1.8 million of incremental LODOTRA product sales generated by our distribution partner, Mundipharma, beginning in 2011, offset by $0.7 million of lower sales to Merck Serono.

Cost of Goods Sold. Our cost of goods sold during the nine months ended September 30, 2011, compared to the same period in 2010, increased by $2.3 million primarily due to $1.1 million of incremental amortization of developed technology recognized in the 2011 period, and an increase of $1.0 million of cost of goods sold as a result of higher LODOTRA product sales generated by Mundipharma in 2011. We had no revenue or cost of goods sold prior to our acquisition of Nitec on April 1, 2010.

Research and Development Expenses. The decrease of $1.3 million in research and development expenses during the nine months ended September 30, 2011, compared to the same period in 2010, was primarily due to a decrease of $0.7 million of expenses related to regulatory and clinical activities and a decrease of $2.0 million for contract manufacturing and pharmacovigilance studies for DUEXIS. The decrease was partially offset by an increase of $1.5 million in personnel costs resulting from increased headcount to support DUEXIS development and regulatory activities and as a result of the Nitec acquisition.

Sales and Marketing Expenses. The increase of $3.8 million in sales and marketing expenses during the nine months ended September 30, 2011, compared to the same period in 2010, was due to an increase of $2.6 million in personnel-related costs to establish sales and marketing capabilities to commercialize DUEXIS in the U.S., and due to the Nitec acquisition, and an increase of $2.1 million in consulting and advertising related expenditures associated with pre-commercialization activities for DUEXIS in the U.S. The increase was partially offset by a decrease of $0.8 million in spending associated with market research activities for DUEXIS and LODOTRA.

General and Administrative Expenses. The decrease of $3.5 million in general and administrative expenses during the nine months ended September 30, 2011, compared to the same period in 2010, was primarily due to a decrease of $3.0 million for acquisition-related expenses, which consisted of $1.1 million for investment banking fees and $1.9 million for legal and consulting fees, a decrease of $1.5 million for lower legal, audit and consulting fees following our IPO. The decrease was partially offset by an increase of $0.7 million in personnel-related costs and $0.4 million increase in facility-related costs in connection with the building of our corporate infrastructure.

Interest Expense, Net. The increase of $3.6 million in interest expense during the nine months ended September 30, 2011, compared to the same period in 2010, was due to $0.3 million of incremental interest expense under the Kreos facility and the Kreos-SVB facility, $1.9 million of interest expense related to the loss on extinguishment of the Kreos-SVB facility and a portion of the Kreos facility, $0.8 million interest expense related to the Oxford facility, and an increase of $0.7 million for interest expense related to the 2010 notes, the January 2011 notes, and the April 2011 notes.

Bargain Purchase Gain. The bargain purchase gain of $19.3 million was recognized during the nine months ended September 30, 2010 in connection with the Nitec acquisition as a result of the fair market value of the acquired tangible and intangible assets exceeding the purchase price. There was no bargain purchase gain recorded during the corresponding period in 2011.

Foreign Exchange (Loss) Gain, Net. The foreign exchange loss during the nine months ended September 30, 2011 was primarily a result of the increase in value of the U.S. dollar against the Euro in connection with remeasuring foreign currency transactions during the nine months ended September 30, 2011 as compared to the same period in 2010 during which we had a foreign exchange gain due to a decrease in the value of the U.S. dollar against the Euro.

Liquidity and Capital Resources

We have incurred losses since our inception in June 2005 and, as of September 30, 2011, we had an accumulated deficit of $143.6 million. We anticipate that we will continue to incur net losses for at least the next several years. We expect that our development, sales and marketing, and general and administrative expenses will continue to increase as a result of our acquisition of Nitec in April 2010, and our development and commercialization of DUEXIS and LODOTRA. As a result, we will need to generate significant net product sales, and royalty and other revenues to achieve profitability.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes. As of September 30, 2011, we had $33.0 million in cash and cash equivalents.

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

Through September 30, 2011, we have received net proceeds of $96.4 million from the issuance of convertible preferred stock as follows: in October 2005, we issued an aggregate of 1,192,118 shares of Series A convertible preferred stock at a purchase price of $5.075 per share, for net proceeds of approximately $6.0 million; in November 2006, we issued an aggregate of 1,482,213 shares of Series B convertible preferred stock at a purchase price of $10.12 per share, for net proceeds of approximately $14.9 million; in July 2007, we issued an aggregate of 2,109,706 shares of Series C convertible preferred stock at a purchase price of $14.22 per share, for net proceeds of approximately $29.9 million and in December 2009 and January 2010, we issued an aggregate of 4,978,674 shares of Series D convertible preferred stock at a purchase price of $5.201 per share, for net proceeds of approximately $25.8 million.

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

In addition, we must maintain compliance with Swiss laws with respect to our Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. We review on a regular basis whether our Swiss subsidiary is overindebted. In June 2010, we took steps to address overindebtedness through a subordinated loan to our Swiss subsidiary. As of December 31, 2010 and September 30, 2011, our Swiss subsidiary continued to be overindebted and we are in the process of reviewing further steps to address the overindebtedness. We may need to continue taking steps to address overindebtedness until such time as our Swiss subsidiary generates positive income at a statutory level, which could cause us to have cash at our Swiss subsidiary in excess of its near term operating needs, including a portion of our net proceeds from our IPO, and could affect our ability to have sufficient cash at our U.S. subsidiary to meet its near term operating needs.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
		As restated
Cash and cash equivalents	$32,997	$14,196
Cash provided by (used in):
Operating activities	(26,939)	(29,402)
Investing activities	(699)	5,760
Financing activities	55,113	30,705

Net cash used in operating activities. During the nine months ended September 30, 2011 and 2010, our operating activities used cash of $26.9 million and $29.4 million, respectively. The use of cash in both periods primarily resulted from our net income (loss) and changes in our working capital accounts. The decrease in cash used in operations during the nine months ended September 30, 2011, as compared to September 30, 2010, was primarily due to decreases in general and administrative expenses related to investment banking fees and professional fees associated with the acquisition of Nitec, and legal, audit and consulting fees. Additionally, the decrease was partially attributable to lower regulatory and clinical activities, contract manufacturing and pharmacovigilance studies for DUEXIS.

Net cash (used in) provided by investing activities. Net cash used in investing activities during the nine months ended September 30, 2011 was primarily related to the purchase of property and equipment. The cash provided by investing activities in the nine months ended September 30, 2010 was primarily due to $6.5 million of cash acquired in the Nitec acquisition.

Net cash provided by financing activities. Net cash provided by financing activities during the nine months ended September 30, 2011 was primarily attributable to the receipt of the net proceeds of $46.0 million from our IPO, $6.8 million proceeds from the issuance of the January 2011 notes and April 2011 notes, $16.7 million in net proceeds from the Oxford facility, net of repayments made on outstanding loan amounts of $12.7 million, and deferred financing expenses related to our IPO of $1.6 million. Net cash provided by financing activities in the nine months ended September 30, 2010 was primarily attributable to the gross proceeds from the issuance of Series B convertible preferred stock of $20.7 million, debt financing proceeds of $11.8 million, and proceeds from issuance of the 2010 notes to related parties of $10.0 million, net of repayments made on outstanding loan amounts of $9.9 million and deferred financing expenses related to our IPO of $1.9 million.

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

We anticipate we will continue to incur net losses for at least the next several years as we incur expenses to build and maintain commercial capabilities and launch DUEXIS in the U.S., pursue the development and regulatory approval of DUEXIS in Europe and LODOTRA in the U.S. and expand our corporate infrastructure. We may not be able to launch and commercialize DUEXIS in the U.S. in an optimal manner if we do not have sufficient working capital and we may not be able to complete the development and initiate commercialization of these programs if, among other things, the MAA for DUEXIS or the NDA for LODOTRA are not approved when we expect, or at all.

We believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations into the second quarter of 2012. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 8, “Commitments and Contingencies”.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With respect to DUEXIS, studies indicate that physicians do not commonly co-prescribe GI protective agents to high-risk patients taking NSAIDs. We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs of the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions. If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS will be limited. Some physicians may also be reluctant to prescribe DUEXIS due to the inability to vary the dose of ibuprofen or if they believe treatment with NSAIDs or GI protectants other than ibuprofen and famotidine, including those of our competitors, would be more effective for their patients. With respect to both DUEXIS and LODOTRA, their higher cost compared to the generic forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers. If DUEXIS, LODOTRA or our other product candidates that are approved fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects.

Our current business plan is highly dependent upon our ability to successfully execute on our sales and marketing strategy for the commercialization of DUEXIS and LODOTRA. If we are unable to successfully execute on our sales and marketing strategy, we may not be able to generate significant product revenues or execute on our business plan.

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercial launches of DUEXIS and, if approved by the FDA, LODOTRA in the U.S. market. While we expect to commercially launch DUEXIS in the U.S. in November 2011 and have completed preparations for the launch, we currently do not have any experience commercializing pharmaceutical products on our own.

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

To date, we have expended significant time, resources and effort on the development of DUEXIS and LODOTRA, and a substantial majority of our resources are now focused on planning for potential commercialization of DUEXIS in the U.S. and seeking additional marketing approvals for DUEXIS and LODOTRA. Our ability to generate significant product revenues in the near term will depend almost entirely on our ability to successfully commercialize DUEXIS and LODOTRA in the U.S., obtain European marketing approval for DUEXIS and obtain U.S. marketing approval for LODOTRA. DUEXIS is not approved for marketing in any jurisdiction outside of the U.S. and therefore, unless it obtains regulatory approval in other countries it may never be commercialized outside of the U.S. Although LODOTRA is approved for marketing in 16 European countries, to date it has only been marketed in a limited number of European countries. While we anticipate that LODOTRA will be marketed in additional European countries as our distribution partner, Mundipharma, formulates its reimbursement strategy, the ability to market LODOTRA in additional European countries will depend on Mundipharma’s ability to obtain regulatory and reimbursement approvals in these countries. Even if we obtain additional marketing and reimbursement approvals, our product revenues in Europe are entirely dependent upon the marketing efforts of our exclusive distribution partners, over which we have no control. LODOTRA is not approved for marketing in the U.S., which we believe represents its largest commercial opportunity. Before we can market and sell these products in a particular jurisdiction, we will need to obtain necessary regulatory approvals (from the FDA in the U.S. and from similar foreign regulatory agencies in other jurisdictions) and in some jurisdictions, reimbursement authorization. There are no guarantees that we will obtain any additional regulatory approvals for our products. Even if we obtain additional regulatory approvals, we may never generate significant revenues from any commercial sales of our products. If we fail to successfully commercialize DUEXIS or LODOTRA, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

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

Even though we submitted the NDA for LODOTRA to the FDA on September 26, 2011, with the exception of our recently approved DUEXIS NDA, we have never obtained FDA approval for any drug other than DUEXIS. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for LODOTRA or our other product candidates. Even if we believe that data collected from our preclinical studies, CMC studies and clinical trials of our product candidates are promising and that our information and procedures regarding CMC are sufficient, our data may not be sufficient to support marketing approval by the FDA or any other U.S. or foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. In addition, the FDA’s regulatory review of NDAs for product candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. Even if approved, product candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed, restricted distribution methods or other limitations. Our business and reputation may be harmed by any failure or significant delay in obtaining regulatory approval for the sale of any of our product candidates. We cannot predict when or whether regulatory approval will be obtained for any product candidate we develop.

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

As of December 31, 2010, we employed 41 full-time employees as a consolidated entity. In anticipation of the commercial launch of DUEXIS, we hired 80 sales representatives during the period from September 2011 through October 2011. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses. As of November 7, 2011, we employed 161 full-time employees as a consolidated entity.

We expect this growth to continue in the near term. As our commercialization plans and strategies develop, and as we continue our transition into operating as a public company, we will need to continue recruiting and training sales and marketing personnel and expect to need to expand the size of our employee base for managerial, operational, financial and other resources. Our ability to manage our planned growth effectively will require us to do, among other things, the following:

•	manage the NDA review process for LODOTRA and the MAA review process for DUEXIS;

•	build or retain through a third party an appropriate commercial organization and manage the sales and marketing efforts for DUEXIS and LODOTRA, subject to receipt of applicable regulatory approvals;

•	enhance our operational, financial and management controls, reporting systems and procedures;

•	expand our international resources;

•	successfully identify, recruit, hire, train, maintain, motivate and integrate additional employees;

•	establish and increase our access to commercial supplies of our products and product candidates;

•	expand our facilities and equipment; and

•	manage our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors, collaborators, distributors and other third parties.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize DUEXIS in the U.S. will be harmed.*

As DUEXIS is a newly approved drug, none of the members of our sales force has ever promoted DUEXIS. As a result, we are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense DUEXIS. In addition, we must train our sales force to ensure that a consistent and appropriate message about DUEXIS is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of DUEXIS and its proper administration, our efforts to successfully commercialize DUEXIS could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

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

We expect LODOTRA will compete with a number of pharmaceuticals on the market to treat rheumatoid arthritis, or RA, including corticosteriods, such as prednisone, disease modifying antirheumatic drugs, or DMARDs, such as methotrexate, and biologic agents such as HUMIRA®, marketed by Abbott, and Enbrel®, marketed by Amgen Inc. and Pfizer. It is typical for an RA patient to take a combination of a DMARD, an oral glucocorticoid, an NSAID and/or a biologic agent. Therefore, we expect that LODOTRA’s principal competition will be prednisone, the active pharmaceutical ingredient in LODOTRA, or other oral corticosteriods, which, while they may be suboptimal, are or are expected to be less expensive than LODOTRA. In addition, other product candidates that contain prednisone or other oral corticosteriods in alternative delayed release forms, while not currently known to us, may be developed and compete with LODOTRA in the future.

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our Chairman, President and Chief Executive Officer, Timothy P. Walbert, our Executive Vice President and Chief Financial Officer, Robert J. De Vaere, our Executive Vice President, Development, Regulatory Affairs, Manufacturing and Chief Medical Officer, Jeffrey W. Sherman, M.D., our Senior Vice President, Marketing and Business Development, Todd Smith and our Senior Vice President, Sales and Managed Care, Michael Adatto. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide incentive stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

Our scientific team in particular has expertise in many different aspects of drug discovery, development and commercialization, and may be difficult to retain or replace. We conduct our operations at our facilities in Deerfield, Illinois, Reinach, Switzerland and Mannheim, Germany and may face challenges recruiting personnel to these geographic locales. Moreover, these regions are headquarters to many other biopharmaceutical companies and many academic and research institutions and therefore we face increased competition for personnel in those geographies. Competition for skilled personnel in our markets is very intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms.

Despite our efforts to retain valuable employees, members of our management, sales and marketing and scientific and development teams may terminate their employment with us on short notice. Although we have written employment arrangements with all of our employees, these employment arrangements generally provide for at-will employment, which means that our employees can leave our employment at any time, with or without notice. T he loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior sales and marketing and scientific and medical personnel.

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

Sales of our products and product candidates outside of the U.S. will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of our product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials. In many countries outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products is also subject to approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others.

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

Any regulatory approvals that we obtain for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, good clinical practices, or GCPs, and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our products in clinical development, for any clinical trials that we conduct post-approval. For example, as post-marketing requirements for DUEXIS, we are required by the FDA to develop a pediatric suspension formulation for DUEXIS and conduct three pharmacokinetic studies of the drug product in pediatric populations. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In Europe, the success of our products, including LODOTRA and, if approved, DUEXIS, will depend largely on obtaining and maintaining government reimbursement, because in many European countries patients are unlikely to use prescription drugs that are not reimbursed by their governments. To date, LODOTRA is approved in 16 European countries and Israel and reimbursement for LODOTRA has been obtained in Germany and Italy. Mundipharma is seeking reimbursement in a number of countries in Europe and Israel and currently sells LODOTRA without reimbursed pricing in a limited number of European countries. Negotiating prices with governmental authorities can delay commercialization by 12 months or more. Reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceutical products, which we believe has impacted the reimbursement rates and timing to launch for LODOTRA to date, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. For example, legislation was recently enacted in Germany that will increase the rebate on prescription pharmaceuticals and likely lower the revenues from the sale of LODOTRA in Germany that we would otherwise receive. As a result of these pricing practices, it may become difficult to achieve profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

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

The facilities used by our third-party manufacturers to manufacture our products and product candidates must be approved by the applicable regulatory authorities. We do not control the manufacturing processes of third-party manufacturers and are currently completely dependent on our third-party manufacturing partners Pharmaceutics International, Inc., located in Hunt Valley, Maryland, and sanofi-aventis U.S. LLC, or Sanofi, and operating through its affiliate sanofi-aventis Canada, located in Laval, Canada for production of DUEXIS, and Jagotec AG, a wholly-owned subsidiary of SkyePharma PLC and operating through its affiliate SkyePharma SAS, located in Lyon, France, for production of LODOTRA. In July 2011, Valeant Pharmaceuticals International, Inc., or Valeant, announced that it was acquiring the Dermik dermatology unit of Sanofi, which includes the Laval, Canada site. In August 2011, SkyePharma announced that Aenova France SAS would be taking over management and operations at the Lyon, France facility, and would supply products to SkyePharma and its affiliates so that they may continue to comply with their third party manufacturing agreements. We purchase the primary active ingredients for DUEXIS from BASF Corporation in Bishop, Texas and Dr. Reddy’s Laboratories in India, and the primary active ingredient for LODOTRA from Tianjin Tianyao Pharmaceuticals Co., Ltd. in China. If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products.

Pharmaceutics International performs manufacturing services related to DUEXIS for us pursuant to a master services agreement under which we submit work orders for specific services. Pharmaceutics International is not obligated to accept any work orders that we submit in the future and we cannot be certain that Pharmaceutics International will continue to be willing to perform manufacturing services related to DUEXIS on acceptable terms to us or at all. In May 2011, we entered into a long-term supply and manufacturing agreement with Sanofi for the manufacture of DUEXIS. In July 2011, Valeant announced it was acquiring the Dermik dermatology unit of Sanofi, which includes the Laval, Canada site.

Although we have entered into supply agreements for the manufacture of our products, our manufacturers may not perform as agreed or may terminate their agreements with us. Under our manufacturing and supply agreement with Sanofi either we or Sanofi may terminate the agreement upon an uncured breach by the other party or without cause upon two years prior written notice, so long as such notice is given after the third anniversary of the first commercial sale of DUEXIS. Under our manufacturing and supply agreement with Jagotec, either we or Jagotec may terminate the agreement in the event of an insolvency, liquidation or bankruptcy of the other party or upon an uncured breach by the other party. While we have the right to receive a continuing supply of LODOTRA from Jagotec for a period of 24 months after termination, we cannot assure you that we would be able to establish another commercial supply of LODOTRA in that time-frame, or qualify any new supplier with the applicable regulatory authorities on a timely basis or at all.

In addition, we do not have the capability to package DUEXIS, LODOTRA or any other product candidates for distribution. Consequently, we have entered into an agreement with Temmler Werke GmbH for packaging of LODOTRA in 16 European countries and in the U.S. if LODOTRA is approved by the FDA, as well as any additional countries as may be agreed to by the parties. If we obtain marketing approval from the applicable regulatory authorities including the FDA, we intend to sell drug product finished and packaged by either Temmler Werke GmbH or an alternate packager. Sanofi-aventis Canada will manufacture and supply DUEXIS to us in final, packaged form in North America and certain countries and territories in Europe, including the European Union member states and Scandinavia, and South America.

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

To the extent that we are required to conduct additional clinical development of DUEXIS or LODOTRA or we conduct clinical development of our earlier stage product candidates or additional indications for LODOTRA, we may experience delays in these clinical trials. We are in the process of investigating LODOTRA through an investigator-initiated Phase 2 study as a potential treatment for PMR and pursuant to a March 2011 letter agreement, Mundipharma has agreed to conduct a separate clinical trial for LODOTRA in this indication, which we expect will be a Phase 3 clinical trial. Additionally, we have a pipeline of earlier stage product candidates to treat pain-related diseases and plan to investigate TRUNOC (tarenflurbil) for the treatment of pain-related diseases and HZN-602, a single pill combination of naproxen and famotidine, for reducing the risk of NSAID-induced upper GI ulcers in patients with mild to moderate pain and arthritis who require the use of naproxen. We do not know whether any additional clinical trials will be initiated, begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. While we carry insurance for certain of these events, the occurrence of any of these business interruptions could seriously harm our business and financial condition and increase our costs and expenses. A majority of our management operates in our principal executive offices located in Deerfield, Illinois. If our Deerfield offices were affected by a natural or man-made disaster or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. We currently rely, and intend to rely in the future, on third-party manufacturers, located in Hunt Valley, Maryland, Laval, Quebec, Canada, St. Louis, Missouri and Lyon, France, to produce our products. Our ability to obtain commercial supplies of our products could be disrupted, and our results of operations and financial condition could be materially and adversely affected if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The ultimate impact of such events on us, our significant suppliers and our general infrastructure is unknown.

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

We have a limited operating history. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $36.5 million for the nine months ended September 30, 2011 and net losses of $27.1 million, $20.5 million and $27.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Nitec had a net loss of CHF 25.9 million ($24.8 million) for the nine months ended March 31, 2010, and a net loss of CHF 22.1 million ($19.7 million) for the year ended June 30, 2009. On a pro forma basis giving effect to the acquisition of Nitec, we would have had a net loss of $38.4 million for the year ended December 31, 2010. As of September 30, 2011, we had an accumulated deficit of $143.6 million. Before our acquisition of Nitec, as of March 31, 2010, we had an accumulated deficit of $87.9 million and Nitec had an accumulated deficit of CHF 65.8 million ($61.7 million). We do not know whether or when we will become profitable. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Our losses have resulted principally from costs incurred in our development activities for our products and product candidates. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our development and commercialization activities, including the planned commercialization of DUEXIS and LODOTRA, and as we transition into operating as a public company.

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

Our ability to become profitable depends upon our ability to generate revenues from sales of our products. DUEXIS was approved by the FDA on April 23, 2011, and we do not anticipate generating revenues from sales of DUEXIS until late 2011 or 2012 following the expected commercial launch in the U.S. in November 2011. LODOTRA is approved for marketing in Europe, and to date we have generated only limited revenues from sales of LODOTRA. We may never be able to successfully commercialize DUEXIS or develop or commercialize other products or sell LODOTRA in the U.S., which we believe represents its most significant commercial opportunity, or sell DUEXIS in Europe. Our ability to generate future revenues depends heavily on our success in:

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

We believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations into the second quarter of 2012. We may need to raise additional funds sooner if we choose to expand our commercialization or development efforts more rapidly than we presently anticipate. We will also require additional capital if the FDA requires us to conduct additional clinical trials with respect to LODOTRA.

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

Even if we obtain additional financing, our Horizon Pharma AG subsidiary is subject to Swiss laws regarding overindebtedness that require Horizon Pharma AG to maintain assets in excess of its liabilities. Our Swiss subsidiary was overindebted as of September 30, 2011 and we are in the process of reviewing steps to address the overindebtedness. In order to comply with these laws, we may be required to have cash at our Swiss subsidiary in excess of its near term operating needs and could limit the amount of cash available to our U.S. subsidiary. If we are unable to allocate sufficient cash to our U.S. subsidiary, even if we have sufficient cash on a consolidated basis, our ability to execute our U.S. business plan may be harmed.

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

At September 30, 2011, we had $33.0 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2011, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover the products in the U.S. or in other foreign countries. If this were to occur, early generic competition could be expected against DUEXIS, LODOTRA and other product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing based on a pending patent application. In particular, because the active pharmaceutical ingredients in DUEXIS and LODOTRA have been on the market as separate products for many years, it is possible that these products have previously been used off-label in such a manner that such prior usage would affect the validity of our patents or our ability to obtain patents based on our patent applications. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold with respect to DUEXIS and LODOTRA fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop them, and threaten our ability to commercialize, our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable or will go unthreatened by third parties. Further, if we encounter delays in regulatory approvals, the period of time during which we could market DUEXIS and LODOTRA under patent protection could be reduced. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to DUEXIS and LODOTRA or our other product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the U.S. can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

The Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law. These include changes in the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office is currently developing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the cost of prosecuting our patent applications, our ability to obtain patents based on our patent applications and our ability to enforce or defend our issued patents. An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. and Canada. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of DUEXIS and LODOTRA and/or our other product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications, which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

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

•

any adverse development or perceived adverse development with respect to the FDA’s review of our LODOTRA NDA or the Medicines and Healthcare products Regulatory Agency’s review of our MAA for DUEXIS filed in the European Union through the Decentralized Procedure;

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. Upon completion of our initial public offering, we had outstanding a total of 19,527,951 shares of common stock, assuming no exercise of the underwriters’ overallotment option and no exercise of outstanding options and warrants. Of these shares, only certain of the shares of common stock sold by us in our initial public offering are or will be freely tradable, without restriction, in the public market. Our underwriters, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. We are also subject to certain anti-takeover provisions under Delaware law, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-168504) that was declared effective by the Securities and Exchange Commission on July 28, 2011, which registered $75.9 million worth of shares of our common stock. On August 2, 2011, we sold 5,500,000 shares of common stock at an initial public offering price of $9.00 per share, for aggregate gross proceeds of $49.5 million. Of the net proceeds, as of September 30, 2011, we had used $13.7 million for working capital and general corporate expenses. The remainder of net proceeds has been invested in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government in accordance with our investment policy. We expect our use of the net proceeds from the IPO will conform to the intended use of proceeds as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b).

Item 6. Exhibits

Exhibit Number	Description of Document

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Form of Warrant issued by Horizon Pharma, Inc. to bridge financing investors.

4.3(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Comerica Bank.

4.4(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Hercules Technology Growth Capital, Inc.

4.5(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Comerica Bank.

4.6(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Hercules Technology Growth Capital, Inc.

4.7(1)	Warrant issued by Horizon Pharma, Inc. on April 1, 2010 to Kreos Capital III Limited.

4.8(1)	Warrant issued by Horizon Pharma, Inc. on April 1, 2010 to Kreos Capital III Limited.

4.9(1)	Warrant issued by Horizon Pharma, Inc. on April 1, 2010 to Silicon Valley Bank.

4.10(1)	Investors’ Rights Agreement, dated April 1, 2010, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.11(1)	Form of Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Oxford Finance LLC.

4.12(1)	Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Silicon Valley Bank.

4.13(1)	Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Kreos Capital III Limited.

4.14(1)	Conversion and Amendment Agreement, dated June 16, 2011, by and among Horizon Pharma, Inc. and certain of its stockholders.

10.1*	Standard Office Lease, effective August 31, 2011, by and between Horizon Pharma USA, Inc. and Long Ridge Office Portfolio, L.P.

10.2	Consent and First Loan Modification Agreement, dated August 17, 2011, by and among Horizon Pharma USA, Inc., Horizon Pharma, Inc., Horizon Pharma (UK) Limited and Oxford Finance LLC.

10.3	Second Loan Modification Agreement, dated October 7, 2011, by and among Horizon Pharma USA, Inc., Horizon Pharma, Inc., Horizon Pharma (UK) Limited and Oxford Finance LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on August 2, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON PHARMA, INC.

Date: November 14, 2011	By:	/s/ ROBERT J. DE VAERE
Robert J. De Vaere
Executive Vice President and Chief Financial Officer (Principal Financial Officer)