Form 10-Q
period 2012-03-31
HORIZON PHARMA, INC.
filed 2012-05-10
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common stock, par value $0.0001, outstanding as of May 7, 2012: 33,703,370.

HORIZON PHARMA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,351	$17,966
Restricted cash	750	750
Accounts receivable, net	787	2,372
Inventories, net	2,465	1,195
Prepaid expenses and other current assets	4,367	2,763

Total current assets	88,720	25,046

Property and equipment, net	3,150	3,245
Developed technology, net	35,777	35,602
In-process research and development	37,739	36,638
Other assets	4,262	547

TOTAL ASSETS	$169,648	$101,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,752	$8,170
Accrued expenses	9,011	8,926
Deferred revenues—current portion	2,937	3,281
Notes payable—current portion	—	3,604

Total current liabilities	20,700	23,981

Notes payable, net of debt discount	50,351	15,834
Deferred revenues, net of current	6,995	5,666
Deferred tax liabilities, net	9,668	9,561
Other long term liabilities	128	124

TOTAL LIABILITIES	87,842	55,166

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 33,703,370 and 19,627,744 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3	2
Additional paid-in capital	328,541	270,015
Accumulated other comprehensive loss	(2,695)	(3,788)
Accumulated deficit	(244,043)	(220,317)

Total stockholders’ equity	81,806	45,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,648	$101,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Sale of goods	$2,669	$1,763
Contract revenue	53	30

Gross sales	2,722	1,793
Sales discounts and allowances	(199)	—

Net sales	2,523	1,793
Cost of goods sold	2,067	1,839

Gross profit (loss)	456	(46)

OPERATING EXPENSES:
Research and development	4,069	2,729
Sales and marketing	10,972	1,117
General and administrative	5,203	3,098

Total operating expenses	20,244	6,944

Operating loss	(19,788)	(6,990)

OTHER (EXPENSE) INCOME, NET:
Interest expense, net	(4,551)	(1,285)
Foreign exchange gain	501	422
Other expense	(52)	—

Total other expense, net	(4,102)	(863)

Loss before benefit for income taxes	(23,890)	(7,853)
BENEFIT FOR INCOME TAXES	(164)	(182)

NET LOSS	$(23,726)	$(7,671)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.98)	$(5.13)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	24,116,490	1,493,962
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments	1,093	6,823

Other comprehensive income	1,093	6,823

COMPREHENSIVE LOSS	$(22,633)	$(848)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,726)	$(7,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,076	1,016
Stock-based compensation	1,759	597
Non-cash interest expense	593	231
Foreign exchange gain	(501)	(422)
Loss on disposal of assets	65	—
Changes in operating assets and liabilities:
Accounts receivable	1,595	(1,922)
Inventories	(1,243)	165
Prepaid expenses and other current assets	(1,582)	18
Accounts payable	560	1,294
Accrued expenses	45	(1,026)
Deferred revenues	746	1,407
Deferred tax liabilities	(177)	(185)

Net cash used in operating activities	(20,790)	(6,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(133)	(41)

Net cash used in investing activities	(133)	(41)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, net of issuance costs	55,578	—
Proceeds from private equity offering, net of issuance costs	47,581	—
Repayment of notes payable	(19,814)	(1,258)
Proceeds from issuance of bridge notes payable to related parties	—	5,030
Deferred financing expenses	—	(135)
Proceeds from stock option exercises	—	42

Net cash provided by financing activities	83,345	3,679

Effect of foreign exchange rate changes on cash and cash equivalents	(37)	32
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,385	(2,828)
CASH AND CASH EQUIVALENTS, beginning of the period	17,966	5,384

CASH AND CASH EQUIVALENTS, end of the period	$80,351	$2,556

Supplemental cash flow information:
Cash paid for interest	$3,132	$697
Cash paid for income taxes	11	6
Commitment fee paid on notes payable	600	135

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The December 31, 2011 consolidated balance sheets were derived from audited financial statements, but do not include all disclosures required by GAAP.

The unaudited condensed consolidated financial statements presented herein include the accounts of Horizon Pharma, Inc. and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated.

Business Overview

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

The Company is a biopharmaceutical company that is developing and commercializing innovative medicines to target unmet therapeutic needs in arthritis, pain and inflammatory diseases. On April 23, 2011, the U.S. Food and Drug Administration (“FDA”) approved DUEXIS® (formerly HZT-501), a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis (“RA”) and osteoarthritis (“OA”) and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. The Company has hired its initial commercial organization, completed its sales force training, and began detailing DUEXIS to physicians in December 2011 and held its launch meeting for DUEXIS in the U.S. in January 2012. In October 2010, the Company submitted a Marketing Authorization Application (“MAA”) for DUEXIS in the United Kingdom (“UK”), the Reference Member State, through the Decentralized Procedure. In February 2012, the Company withdrew and updated the DUEXIS MAA submission to include the recently approved manufacturing site in Laval, Quebec through the National Procedure in the UK. The Company anticipates a decision on the MAA in the second half of 2012.

The Company’s other product, LODOTRA®, known as RAYOS® in the U.S., is a proprietary programmed release formulation of low-dose prednisone that is currently marketed in Europe by its distribution partner, Mundipharma International Corporation Limited (“Mundipharma”), for the treatment of moderate to severe, active RA in adults when accompanied by morning stiffness. The Company has successfully completed two Phase 3 clinical trials of RAYOS and submitted a new drug application (“NDA”) for RAYOS to the FDA on September 26, 2011. As a result, the Company has a Prescription Drug User Fee Act (“PDUFA”) goal date for RAYOS of July 26, 2012. The Company has worldwide marketing rights for DUEXIS and has retained exclusive marketing rights in the U.S. for all of its products. The Company’s strategy is to commercialize its products in the U.S., to explore co-promotion opportunities for DUEXIS in the U.S. and to enter into licensing or additional distribution agreements for commercialization of its products outside the U.S.

On July 7, 2011, the Company effected a 1-for-2.374 reverse stock split of its common stock and a proportional adjustment to the existing conversion ratios for each series of preferred stock. Accordingly, all share and per share amounts for all periods presented in the condensed consolidated financial statements and these notes, have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

On August 2, 2011, the Company closed its initial public offering of 5,500,000 shares of common stock at an offering price of $9.00 per share. In connection with the closing of the initial public offering, all of the Company’s convertible preferred stock was converted to common stock.

The Company has incurred net operating losses and negative cash flows from operations since its inception. In order to continue its operations, the Company must achieve profitable operations or may be required to obtain additional debt or equity financing. There can be no assurance, however, that such financing will be available or on terms acceptable to the Company.

The accompanying unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. As of March 31, 2012, the Company had cash and cash equivalents totaling $80,351. The Company believes that it has sufficient liquidity and capital resources to operate into the first half of 2013. However, the Company is highly dependent in the near term on the commercial success of DUEXIS in the U.S. market, where it was only recently launched, and has insufficient commercial operating history to accurately predict its future performance. In February 2012, the Company entered into a $60,000 loan facility with a group of institutional investors (“Senior Secured Loan”) which includes certain performance covenants, including minimum trailing twelve month revenue covenants at each quarter end, beginning in the second quarter of 2012. Should the Company not meet these quarterly minimum revenue covenants, in addition to an increase in the interest rate payable under the loan facility, the lenders have the right to demand repayment of the obligations under the loan. While the Company believes, based on its current estimates that it will meet the minimum quarterly revenue covenants under the Senior Secured Loan, there can be no assurance that it will. The Company also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if the Company was unable to meet the minimum quarterly revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on the Company’s financial position and results of operations. These uncertainties and lack of commercial operating history raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Segment Information

The Company operates as one segment. Management uses one measure of profitability and does not segment its business for internal reporting.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Gains and losses resulting from foreign currency transactions are reflected within the Company’s results of operations and have not had a material impact on the Company’s operating results. The Company does not currently utilize and has not in the past utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

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

As a result of the acquisition of Nitec in April 2010, the Company began recognizing revenues from the sale of LODOTRA. The Company anticipates revenues will continue to result from distribution, marketing, manufacturing and supply agreements with third parties in Europe and certain Asian, Latin American and other countries with respect to LODOTRA. The Company also recognizes revenues related to up-front license fees, milestone receipts and product deliveries.

Prior to 2011, revenues from the sale of LODOTRA made to the Company’s distribution partner, Mundipharma, were accounted for using the sell-through method. Under the sell-through method, the Company recognizes revenue based on an estimate of the amount of product sold through to the customers of the Company’s distribution partners and end users.

Under the manufacturing and supply agreements with Mundipharma Medical Company (“Mundipharma Medical”), Mundipharma Medical agreed to purchase LODOTRA exclusively from the Company at a price based on a specified percentage of the average net selling price (“ANSP”) for sales in a given country, subject to a minimum price. Mundipharma Medical has a nine-month period from purchase date to request an ANSP adjustment. If the ANSP is lower than the actual purchase price, then Mundipharma Medical would receive a price adjustment. Beginning in 2011, products sold to Mundipharma Medical have been recognized upon delivery at the minimum price, as no contractual right of return exists. The difference between the actual selling price and the minimum price is recorded as deferred revenue until such time as adjustments for product returns, rebates and discounts can be reliably estimated or the nine-month period ANSP adjustment passes at which time any previously deferred revenue would be recognized as revenue. As of March 31, 2012 and December 31, 2011, deferred revenues from the sale of LODOTRA were $8,580 and $7,430, respectively.

In December 2011, the Company began recognizing revenues from the sale of DUEXIS following its commercial launch in the U.S. DUEXIS is currently sold to wholesale pharmaceutical distributors and to several national and regional retail chains. Until the Company can reliably estimate returns, the Company has determined that shipment of products to wholesale distributors and retail chains do not meet the criteria for revenue recognition at the time of shipment. The Company is currently deferring DUEXIS revenue recognition until the right of return no longer exists, which is the earlier of DUEXIS being dispensed through patient prescriptions or the expiration of the right of return (twelve months after the expiration date of the product). As of March 31, 2012 and December 31, 2011, deferred revenues from the sale of DUEXIS were $1,352 and $1,517, respectively. The Company also defers the related cost of goods sold and records such amounts as other current assets until revenue is recognized. Additionally, as of March 31, 2012 and December 31, 2011, the Company had deferred cost of goods sold totaling $281 and $1,067, respectively.

DUEXIS Product Sales Discounts and Allowances

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

Cost of Goods Sold

As a result of the acquisition of Nitec in April 2010, the Company began to recognize cost of goods sold in connection with its sale of LODOTRA. Cost of goods sold of LODOTRA includes all costs directly related to the manufacture and delivery of product and out-licensing of distribution and marketing rights to third parties. The cost in connection with product delivery to the Company’s distribution partners consists of raw material costs, costs associated with third parties who manufacture LODOTRA for the Company, supply chain costs, royalty payments to third parties for the use of certain licensed patents and applicable taxes. Cost of goods sold also includes amortization of developed technology related to the acquisition of Nitec.

As a result of the commercial launch of DUEXIS in the U.S. in December 2011, the Company also began to recognize cost of goods sold in connection with its sale of DUEXIS. Cost of goods sold of DUEXIS includes all costs directly related to the acquisition of product from the Company’s third party manufacturers, including freight charges. The Company also defers the related DUEXIS cost of goods sold and records such amounts as other current assets until revenue is recognized.

Inventories

Inventories are stated at the lower of cost or market value. Inventories consist of raw materials, work-in-process and finished goods. The Company has entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs.

Inventories exclude product sample inventory, which is included in other current assets and is expensed as a component of sales and marketing expense when provided to physicians or healthcare providers. As of March 31, 2012 and December 31, 2011, the Company had product sample inventory of $1,885 and $629, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The estimated fair value of the Company’s Senior Secured Loan was determined using Level 2 inputs and was based on the notional amounts of the outstanding debt instrument and borrowing rates of recent debt transactions. At March 31, 2012, the fair value of the Senior Secured Loan approximated its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash balances and money market funds. Cash and cash equivalents were $80,351 and $17,966 as of March 31, 2012, and December 31, 2011, respectively. The Company’s policy is to invest excess cash in money market funds, which are generally of a short-term duration based upon operating requirements.

Restricted Cash

Restricted cash consists of balances included in interest-bearing money market accounts required by a vendor for the Company’s sponsored employee credit card program and by the lessor for the Company’s corporate office. As of March 31, 2012, and December 31, 2011, the Company had restricted cash in the amount of $750.

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

Leasehold improvements are amortized on a straight-line basis over the term of the applicable lease, or the useful life of the assets, whichever is shorter. Depreciation and amortization periods for the Company’s property and equipment are as follows:

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

Sales and Marketing Expenses

Sales and marketing expenses consist principally of payroll, travel and other personnel-related expenses, marketing materials and distributed sample inventories.

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

As a result of the Nitec acquisition, the Company had one product, LODOTRA, available for sale in Europe through distribution partners. In December 2011, the Company’s other lead product, DUEXIS, was commercially launched in the U.S. On September 26, 2011, the Company submitted an NDA for RAYOS to the FDA and received a PDUFA goal date for RAYOS of July 26, 2012. The

Company also submitted an MAA for DUEXIS in the United Kingdom, the Reference Member State, through the Decentralized Procedure in October 2010. In February 2012, the Company withdrew and updated the DUEXIS MAA submission to include the recently approved manufacturing site in Laval, Quebec. The Company anticipates a decision on the MAA in the second half of 2012.

To achieve profitable operations, the Company must successfully develop, obtain regulatory approval for, manufacture and market its products, or in-license products from third parties. There can be no assurance that any additional products can be developed, will be approved for marketing by the regulatory authorities, or can be manufactured at an acceptable cost and with appropriate performance characteristics or that any products will be successfully marketed or in-licensed by the Company. These factors could have a material adverse effect on the Company’s operations.

The Company relies on third parties to manufacture its commercial supplies of DUEXIS and LODOTRA. The commercialization of any of its products or product candidates could be stopped, delayed or made less profitable if those third parties fail to provide the Company with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

The Company is required to maintain compliance with applicable Swiss laws with respect to its Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid over indebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. The Company reviews on a regular basis whether its Swiss subsidiary is overindebted. In June 2010, the Company took steps to address overindebtedness through a subordinated loan to its Swiss subsidiary. As of December 31, 2011, the Company’s Swiss subsidiary was overindebted, but as of March 31, 2012, it was not, primarily as a result of paying off its remaining loans with proceeds from a subordinated loan from the parent holding company. The Company will continue to monitor and review steps to address any overindebtedness, until such time as its Swiss subsidiary generates positive income at a statutory level, which could require the Company to have cash at its Swiss subsidiary in excess of its near term operating needs and could affect the Company’s ability to have sufficient cash at its U.S. subsidiary to meet its near term operating needs.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) (“OCI”). OCI includes certain changes in stockholders’ equity (deficit) that are excluded from net income (loss), which consist of foreign currency translation adjustments. As of March 31, 2012, and December 31, 2011, accumulated other comprehensive loss was $2,695 and $3,788, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. For the periods presented, the Company’s potential dilutive shares, which include shares issuable upon the exercise of outstanding options and non-vested restricted stock units, warrants to purchase common stock, warrants to purchase convertible preferred stock and shares issuable upon conversion of outstanding convertible preferred stock and subordinated convertible promissory notes, have not been included in the computation of diluted net loss per share for the periods presented in which there is a net loss as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.

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

NOTE 3 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 as follows:

	Three Months Ended March 31,
	2012	2011
Basic and diluted earnings per share calculation:

Net loss attributable to common stockholders	$(23,726)	$(7,671)

Weighted average of common shares outstanding	24,116,490	1,493,962

Potentially dilutive securities:
Stock options and non-vested stock awards (1)	—	—
Common stock warrants (2)	—	—
Preferred stock warrants (3)	—	—
Convertible preferred stock (4)	—	—

Weighted average of common shares outstanding	24,116,490	1,493,962

Basic and diluted net loss per share	$(0.98)	$(5.13)

(1)	Stock options granted and outstanding of 2,514,715 and 1,317,534 at March 31, 2012 and 2011, respectively, and restricted stock units of 742,890 at March 31, 2012, were excluded from the computation of diluted earnings per share due to the anti-dilutive effect resulting from the Company’s net loss for these respective periods.
(2)	Common stock warrants of 7,120,887 at March 31, 2012 were excluded from the computation of diluted earnings per share due to the anti-dilutive effect resulting from the Company’s net loss for this period.
(3)	Preferred stock warrants of 346,067 at March 31, 2011 were excluded from the computation of diluted earnings per share due to the anti-dilutive effect resulting from the Company’s net loss for this period.
(4)	Convertible preferred stock of 10,514,431 at March 31, 2011 was excluded from the computation of diluted earnings due to the anti-dilutive effect resulting from the Company’s net loss for this period. Upon the closing of the Company’s initial public offering on August 2, 2011, the outstanding shares of convertible preferred stock were converted into shares of the Company’s common stock, which were then included as part of the computation of basic and diluted earnings.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market value. Inventories consist of raw materials, work-in-process and finished goods. The Company has entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs. Inventories exclude product sample inventory, which are included in other current assets and are expensed as a component of sales and marketing expense when provided to physicians or healthcare providers.

The components of inventories as of March 31, 2012, and December 31, 2011, are summarized as follows:

	March 31, 2012	December 31, 2011
Raw materials	$128	$75
Work-in-process	984	488
Finished goods	1,353	632

Net inventories	$2,465	$1,195

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2012, and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011
Deferred cost of goods sold	$281	$1,067
Product samples inventory	1,885	629
Prepaid clinical trial studies	800	—
Prepaid marketing expenses	538	509
Prepaid insurance	224	230
Prepaid FDA product and manufacturing fees	114	139
Other prepaid expenses	525	115
Other current assets	—	74

Total prepaid and other current assets	$4,367	$2,763

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2012, and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011
Machinery and equipment	$1,814	$1,797
Furniture and fixtures	104	158
Computer equipment	727	677
Software	291	286
Trade show equipment	228	228
Leasehold improvement	705	705
Construction in progress	160	165

	4,029	4,016
Less-accumulated depreciation	(879)	(771)

Total property and equipment	$3,150	$3,245

Depreciations expense was $184 and $100 for the three months ended March 31, 2012, and 2011, respectively.

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangible assets, which include its developed technology and in-process research and development (“IPR&D”), were acquired as a result of its acquisition of Nitec in April 2010. Developed technology is associated with the Company’s marketed product LODOTRA in Europe and is amortized on a straight-line basis over its estimated useful life of twelve years. IPR&D is associated with the Company’s U.S. rights to RAYOS, which was initially classified as an indefinite-lived asset and will continue to be so classified until such time as the successful completion or abandonment of the associated research and development efforts.

The Company tests its intangible assets for impairment annually or more frequently when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. During the fourth quarter of 2011, the Company identified the decline in the share price of its common stock as a triggering event, and accordingly, tested its intangible assets for impairment. The Company utilized a fair value approach by calculating its business enterprise value, which equated to the market value of the Company’s common stock as of December 31, 2011, and included an appropriate control risk premium. The result of this analysis indicated that the carrying value of its IPR&D asset was impaired. Additionally, the Company calculated the business enterprise value, which included its IPR&D asset, using a discounted cash flow approach. The fair value of the IPR&D utilizing this method was estimated to be $36,638 as of December 31, 2011. Accordingly, the Company recorded an intangible impairment charge related to its IPR&D asset of $69,621 during the fourth quarter of 2011.

During the first quarter of 2012, the Company did not identify any events or circumstances that would indicate that its intangible assets might be impaired and an interim impairment test was not performed. Given uncertainty surrounding the FDA approval of any drug, including RAYOS, there can be no reasonable assurance that the estimates and assumptions made for purposes of the 2011 impairment testing will prove to be accurate predictions of the future. If estimated cash flows related to the Company’s IPR&D asset decrease, the Company may be required to further impair this asset in the future. Additionally, changes in the broader economic markets or other adverse factors could result in further changes to our market value and projected cash flows, which would impact our estimated fair values and may require the Company to record additional impairment charges in the future.

As of March 31, 2012, and December 31, 2011, intangible assets subject to amortization consisted of the following:

	At March 31, 2012			At December 31, 2011
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$42,932	$(7,155)	$35,777	$41,680	$(6,078)	$35,602

Additionally, as of March 31, 2012 and December 31, 2011, the Company had $37,739 and $36,638, respectively, of intangible assets not subject to amortization related to its IPR&D asset.

Amortization expense of the Company’s developed technology was $892 and $927 for the three months ended March 31, 2012, and 2011, respectively. As of March 31, 2012, estimated future amortization expense was as follows:

2012	$2,643
2013	3,524
2014	3,524
2015	3,524
2016 and thereafter	22,562

Total	$35,777

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2012, and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011
Payroll related expenses	$3,272	$4,237
Sales and marketing expenses	1,095	1,199
Deferred rent	799	811
Accrued rebates and royalties	910	694
Clinical and regulatory expenses	243	439
Professional services	773	394
Contract manufacturing expenses	219	220
Taxes and licenses	93	196
Interest expense	1,077	163
Consulting services	75	150
Accrued other	455	423

Total accrued liabilities	$9,011	$8,926

NOTE 9 – FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis within the fair value hierarchy as issued by the FASB ASC Topic 820—Fair Value Measurements (“ASC 820”). Assets and liabilities are measured at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company utilizes a market value approach to measure fair value for its money market funds. The market value approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets measured at fair value on a recurring basis subject to the disclosure requirements ASC 820 at March 31, 2012, and December 31, 2011, were as follows:

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$75,625	$—	$—	$75,625

Total assets at fair value	$75,625	$—	$—	$75,625

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$15,448		$—	$15,448

Total assets at fair value	$15,448	$—	$—	$15,448

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

In September 2011, the Company entered into an office lease agreement for approximately 22,000 square feet of office space in Deerfield, Illinois, which was effective August 31, 2011. The initial term of the lease commenced on December 1, 2011, and expires on June 30, 2018. The minimum net rent will initially be approximately $30 per month during the first year and will increase each year during the initial term, up to approximately $35 per month after the sixth year. The Company has the option to extend the lease for an additional five-year term, which would commence upon the expiration of the initial term.

The Company’s subsidiary, Horizon Pharma AG, leases its offices in Reinach, Switzerland and in Mannheim, Germany. The Reinach office lease rate is $7 (6 CHF) per month, expiring on May 31, 2015. The Mannheim office lease rate is approximately $11 (8 Euros) per month through December 31, 2011, and approximately $6 (5 Euros) per month through December 31, 2012, the expiration of the lease.

Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG. Under the agreement, Jagotec or its affiliates are required to manufacture and supply LODOTRA/RAYOS exclusively to the Company in bulk. The Company committed to a minimum purchase of LODOTRA/RAYOS tablets from Jagotec for five years from the date of first launch of LODOTRA/RAYOS in a major country, as defined in the agreement, which was in April 2009. At March 31, 2012, the minimum remaining purchase commitment was $3,030 based on tablet pricing in effect under the agreement.

In May 2011, the Company entered into a manufacturing and supply agreement with sanofi-aventis U.S. Pursuant to the agreement, sanofi-aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from sanofi-aventis U.S. for our commercial requirements of DUEXIS in North America and certain countries and territories in Europe, including the European Union member states and Scandinavia, and South America. At March 31, 2012, the purchase commitment was $2,926 based on binding purchase orders issued from the Company to sanofi-aventis U.S. for DUEXIS to be delivered through June 2012.

Royalty Agreement

In connection with the August 2004 development and license agreement with SkyePharma AG (“SkyePharma”) and Jagotec AG, a wholly-owned subsidiary of SkyePharma, regarding certain proprietary technology and know-how owned by SkyePharma, Jagotec is entitled to receive a single digit percentage royalty on net sales of LODOTRA/RAYOS and on any sub-licensing income, which includes any payments not calculated based on the net sales of LODOTRA, such as license fees, and lump sum and milestone payments. Royalty expense recognized in cost of goods sold during the three months ended March 31, 2012 and 2011 was $163 and $151, respectively.

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

NOTE 11 – LEGAL PROCEEDINGS

On February 15, 2012, the Company received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc. (“Par Pharmaceutical”) advising that Par Pharmaceutical had filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. Par Pharmaceutical has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. In March 2012, the Company filed a patent infringement lawsuit against Par Pharmaceutical and Par Pharmaceutical Companies, Inc. for filing an ANDA against DUEXIS. All of the Company’s issued U.S. patents covering DUEXIS are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Under the FDA’s rules and regulations, because the Company initiated a patent infringement suit to defend a patent identified in the Paragraph IV notice within 45 days after the FDA’s receipt of the notice, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the infringement case that the patent is not infringed or invalid.

NOTE 12 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2012, and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011
Senior Secured Loan	$60,000	$—
Oxford Facility	—	16,598
Kreos Facility	—	2,840

	60,000	19,438
Current debt maturities	—	(3,604)
Debt discount	(9,649)	—

Long-term debt, net of current maturities	$50,351	$15,834

On April 1, 2010, in connection with the acquisition of Nitec, the Company, Horizon Pharma USA, and Horizon Pharma AG entered into a Loan and Security Agreement (the “Kreos-SVB Facility”) with two financial institutions, which allowed for borrowings of up to $12,000 at a 12.9% interest rate. The first loan of $7,000 was advanced on April 1, 2010, with 36 equal monthly payments of $233 for principal and interest. The Kreos-SVB Facility was secured by a lien on substantially all of the assets, including intellectual property. The Company issued warrants to purchase 150,602 shares of Series B convertible preferred stock at an exercise price of $0.01 per share. On September 3, 2010, the second loan for $5,000 was advanced with 36 equal monthly payments of $166 of principal and interest. In June 2011, in connection with the debt facility with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) described below (the “Oxford Facility”), the Company repaid all $8,455 due under the Kreos-SVB Facility (including principal and interest), which included $7,842 of principal, $443 of interest and $170 of loan fees.

In addition, Horizon Pharma AG had renegotiated the payment terms of an existing 7,500 Euro debt facility (the “Kreos Facility”). The Company was required to pay interest amounting to 50 Euros per calendar month, from May 2010 through December 2010. Thereafter, the Company was required to pay 35 equal monthly payments of 184 Euros, consisting of principal and interest. The Kreos Facility was secured by a lien on all of Horizon Pharma AG’s trade receivables and intellectual property. Furthermore, the lender’s warrant to purchase up to 37,244 shares of Nitec capital stock was cancelled and exchanged for a warrant to purchase up to 118,496 shares of the Company’s Series A convertible preferred stock at an exercise price of $0.01 per share. In June 2011, in connection with the Oxford Facility, the Company paid Kreos $1,450 (1,000 Euros) in exchange for Kreos’ consent to a partial assignment of the Kreos Facility to Horizon Pharma, Inc. As a result, Horizon Pharma, Inc. became a co-lender with Kreos to Horizon Pharma AG. The Company also issued a warrant to Kreos to purchase an aggregate of 100,000 shares of its Series B convertible preferred stock with an exercise price of $0.01 per share, which will expire on June 2, 2021, unless earlier terminated as a result of certain acquisitions or changes in control, in exchange for Kreos’ consent to enter into the Oxford Facility.

In June 2011, the Company entered into the Oxford Facility and borrowed $17,000 available under this facility. The debt under the Oxford Facility accrued interest at a fixed rate of 11.5% per annum, with interest only payments through June 1, 2012 followed by 36 equal monthly installments of principal and interest. The Oxford Facility was secured by a lien on substantially all of the Company’s assets and those of Horizon Pharma USA, including intellectual property, but excluding the shares of Horizon Pharma AG. If the Company had generated an annualized revenue run rate of at least $45,000 over three consecutive months from DUEXIS product sales, the lien on the assets could have been released with the consent of the lenders, provided the Company was not in default under the Oxford Facility. With the loan proceeds, the Company repaid all $8,455 due under the Kreos-SVB Facility (including principal and interest). The Company also paid Kreos the $1,450 (1,000 Euros), described above. In connection with the Oxford Facility, the Company issued warrants to Oxford and SVB to initially purchase an aggregate of 80,007 shares of its Series B convertible preferred stock which became warrants to purchase an aggregate of 70,833 shares of common stock upon the completion of the Company’s initial public offering. The warrants have a per share exercise price of $9.00.

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

In February 2012, the Company entered into the Senior Secured Loan with a group of institutional investors. The Company used $22,381 of the Senior Secured Loan proceeds to repay the Oxford Facility and the Kreos Facility. As a result of the extinguishment of the Oxford Facility and Kreos Facility, the Company incurred a $2,973 loss on debt extinguishment from the write-off of the remaining debt discount, pre-payment penalty, interest and end of loan fees. The loss on the extinguishment of debt is included in interest expense in the condensed consolidated statement of comprehensive income for the three months ended March 31, 2012.

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

The Senior Secured Loan restricts the Company’s ability to incur additional indebtedness, incur liens, pay dividends and engage in significant business transactions, such as a change of control, so long as the Company owes any amounts to the lenders under the related loan agreements. If the Company defaults under its Senior Secured Loan, its lenders may accelerate all of its repayment obligations and take control of our pledged assets. The Company’s lenders could declare the Company in default under its debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect upon it as defined under the loan agreements, thereby requiring the Company to repay the loans immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Among other loan covenant requirements, the Senior Secured Loan also requires the Company to maintain a minimum level of liquidity in the near-term of at least $10,000 at all times during the term of the loan unless its quarterly consolidated EBITDA is at least $6,000 and to meet specified minimum net revenues during a trailing twelve-month period commencing on June 30, 2012. The negative covenants include, among other things, restrictions on transferring or licensing our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. At March 31, 2012, the outstanding balance on the Senior Secured Loan was $60,000 and the Company was in compliance with all applicable loan covenants.

NOTE 13 – STOCKHOLDERS’ EQUITY

In February 2012, in connection with the $60,000 Senior Secured Loan, the Company issued warrants to purchase an aggregate of 3,277,191 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants expire on January 22, 2017.

In March 2012, the Company received gross proceeds of $50,820 from the sale of 14,033,829 shares of common stock and warrants to purchase an aggregate of 3,508,448 shares of common stock with an exercise price of $4.308 per share to certain institutional and accredited investors in a private equity placement. For each share of common stock purchased, the investors received a warrant to purchase 0.25 of a share of common stock. The warrants expire on March 2, 2017.

In March 2012, 42,122 warrants were net exercised in a cashless exercise resulting in the purchase of 41,797 shares of common stock.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has entered into consulting agreements with three stockholders, two of whom previously served as directors of Horizon Pharma USA. Two of the consulting agreements terminated as of December 31, 2011. For the three months ended March 31, 2012, and 2011, the Company paid $60 and $225, respectively, in consulting fees to the related parties.

NOTE 15 – INCOME TAXES

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

The following table presents the benefit for income taxes for the three months ended March 31, 2012, and 2011, as follows:

	For the Three Months Ended March 31,
	2012	2011
Net loss before benefit for income taxes	$(23,890)	$(7,853)
Benefit for income taxes	(164)	(182)

Net loss	$(23,726)	$(7,671)

At March 31, 2012, the Company had a net deferred tax liability of $9,668 primarily related to temporary differences in indefinite-lived assets. The decrease in income tax benefit during the three months ended March 31, 2012, was due to foreign currency translation resulting from a decline in value of the Euro as compared to the prior year.

NOTE 16 – EQUITY INCENTIVE PLANS

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

On December 15, 2011, the Company’s board of directors approved an additional 100,000 shares to be available for issuance under the 2011 Purchase Plan, effective as of January 1, 2012. As of March 31, 2012, 17,772 shares had been issued and an aggregate of 545,580 shares of common stock were authorized and available for issuance under the 2011 Purchase Plan.

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

In July 2010, the Company’s Board of Directors adopted the 2011 Plan and in June 2011, the Company’s stockholders approved the 2011 Plan, and it became effective upon the signing of the underwriting agreement related to the Company’s initial public offering, on July 28, 2011. The 2011 Plan had an initial reserve of 3,366,228 shares of common stock, including 460,842 shares of common stock previously reserved for future issuance under the 2005 Plan, 1,304,713 shares of common stock reserved for future issuance upon the exercise of options outstanding under the 2005 Plan as of the 2011 Plan’s effective date and 1,600,673 new shares of common stock reserved. The 2011 Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance on January 1, from 2012 until 2021. The number of shares added each year will be equal to the least of: (a) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (b) 1,474,304 shares of common stock; or (c) a number of shares of common stock that may be determined each year by the board of directors that is less than (a) and (b). On December 15, 2011, pursuant to the terms of the 2011 Plan, the Company’s board of directors approved additional shares available for issuance under the 2011 Plan of 672,500 shares, effective as of January 1, 2012. As of March 31, 2012, the Company had reserved 708,450 shares of common stock for issuance under the 2011 Plan.

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

Stock Option Plans

The following table summarizes stock option activity during the three months ended March 31, 2012 as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2011	2,532,262	$9.93
Granted	10,530	$3.33
Exercised	—	—
Forfeited	(28,077)	$10.23
Cancelled	—	—

Outstanding as of March 31, 2012	2,514,715	$9.89

Exercisable as of March 31, 2012	917,606	$14.86

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the three months ended March 31, 2012, and 2011, and assumptions used to value stock options, are as follows:

	For the Three Months Ended March 31,
	2012	2011
Dividend yield	—	—
Risk-free interest rate	1.0%	2.8%
Weighted average volatility	90.6%	64.0%
Expected life (in years)	5.8	6.25
Weighted average grant date fair value per share of options granted	$2.44	$13.21

Dividend yields

The Company has never paid dividends and does not anticipate paying any dividends in the near future. The loan agreements governing the Senior Secured Loan contain covenants that include, among other things, restrictions on paying dividends, subject to customary exceptions.

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

During the three months ended March 31, 2012 and 2011, the Company utilized a forfeiture rate of 5% for estimating the forfeitures of stock options granted.

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2012 as follows:

	Number of Units	Weighted Average Grant-Date Fair Value Per Units

Outstanding as of December 31, 2011	304,890	$4.96
Granted	510,000	$4.20
Vested	(72,000)	$4.20
Forfeited	—	—

Outstanding as of March 31, 2012	742,890	$4.48

In January 2012, the Compensation Committee of the Board of Directors of the Company granted 510,000 restricted stock units to senior management of the Company. The restricted stock units are performance based and require the achievement of certain Company defined milestones, with awards being granted in the form of common stock on the earlier of termination of service or December 31, 2012. At March 31, 2012, certain performance goals related to financing activities were met, which resulted in the vesting of 72,000 restricted stock units and a corresponding acceleration of stock-based compensation expense related to these units.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months March 31, 2012, and 2011, as follows:

	For the Three Months Ended March 31,
	2012	2011
Stock-based compensation expense:
Research and development	$418	$192
Sales and marketing	425	41
General and administrative	916	364

Net effect of stock-based compensation expense on net loss	$1,759	$597

As of March 31, 2012, the Company estimates that pre-tax compensation expense of $10,581 for all unvested share-based awards, including both stock options and restricted stock units will be recognized through the second quarter of 2015. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of its common stock which have been reserved under the 2011 Plan.

NOTE 17 – RECENT ACCOUNTING PRONOUNCEMENTS

The following is a listing of recent accounting standards issued by the Financial Accounting Standards Board (“FASB”) and their effect on the Company.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of OCI as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company adopted ASU 2011-05 in the first quarter of fiscal year 2012.

In December 2011, FASB issued ASU No. 2011-12, Comprehensive Income (ASC Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers only those changes in ASC 220 that relate to the presentation of reclassification adjustments. The Company does not believe that this pronouncement will have a material effect on the Company’s results of operations.

NOTE 18 – DISTRIBUTION, MANUFACTURING AND SUPPLY AGREEMENTS

On March 5, 2012, the Company amended its November 2010 Exclusive Distribution Agreement with Mundipharma and its November 2010 Manufacturing and Supply Agreement with Mundipharma Medical. The amendments added the following additional territories to each of the underlying agreements: Mexico, Brazil, Argentina, Colombia, Venezuela, Peru, Chile, Ecuador, Dominican Republic, Guatemala, Costa Rica, Uruguay, Bolivia, Panama, Nicaragua, El Salvador and Honduras. The amendment to the Company’s Exclusive Distribution Agreement requires Mundipharma to meet specified minimum sales targets, which range from thousands to millions of tablets of product in bulk or finished form on a country by country basis, over specified periods of time. If Mundipharma does not meet the minimum sales volumes, the marketing rights granted will become nonexclusive with respect to the applicable country unless Mundipharma pays the Company the shortfall. Further, under the amendment to the Exclusive Distribution Agreement, the Company may receive aggregate up-front and milestone payments of up to $2,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our strategy and other aspects of our future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our products, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this report and in our other filings with the Securities and Exchange Commission, or SEC. We do not assume any obligation to update any forward-looking statements.

(Dollars are presented in thousands except share data or unless otherwise stated)

OUR BUSINESS

We are a biopharmaceutical company that is developing and commercializing innovative medicines to target unmet therapeutic needs in arthritis, pain and inflammatory diseases. On April 23, 2011, the U.S. Food and Drug Administration, or FDA, approved DUEXIS® (formerly HZT-501), a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis, or RA, and osteoarthritis, or OA, and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. We have hired our initial commercial organization, completed our sales force training, and began detailing DUEXIS to physicians in December 2011 and held our launch meeting for DUEXIS in the U.S. in January 2012. In October 2010, we submitted a Marketing Authorization Application, or MAA, for DUEXIS in the United Kingdom, or UK, the Reference Member State, through the Decentralized Procedure. In February 2012, we withdrew and updated the DUEXIS MAA submission to include the recently approved manufacturing site in Laval, Quebec through the National Procedure in the UK. We anticipate a decision on the MAA in the second half of 2012.

Our other product, LODOTRA®, known as RAYOS® in the U.S., is a proprietary programmed release formulation of low-dose prednisone that is currently marketed in Europe by its distribution partner, Mundipharma International Corporation Limited, or Mundipharma, for the treatment of moderate to severe, active RA in adults when accompanied by morning stiffness. We have successfully completed two Phase 3 clinical trials of RAYOS and submitted a new drug application, or NDA, for RAYOS to the FDA on September 26, 2011. As a result, we have a Prescription Drug User Fee Act, or PDUFA, goal date for RAYOS of July 26, 2012. We have worldwide marketing rights for DUEXIS and have retained exclusive marketing rights in the U.S. for all of our products. Our strategy is to commercialize our products in the U.S., to explore co-promotion opportunities for DUEXIS in the U.S. and to enter into licensing or additional distribution agreements for commercialization of our products outside the U.S.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2012 and 2011

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

	Three Months Ended March 31,		Increase /
	2012	2011	(Decrease)
Gross sales	$2,722	$1,793	$929
Sales discounts and allowances	(199)	—	(199)

Net sales	2,523	1,793	730
Cost of sales	2,067	1,839	228

Gross profit (loss)	456	(46)	502

Operating expenses
Research and development	4,069	2,729	1,340
Sales and marketing	10,972	1,117	9,855
General and administrative	5,203	3,098	2,105

Total operating expenses	20,244	6,944	13,300

Operating loss	(19,788)	(6,990)	(12,798)

Other income (expense)
Interest expense, net	(4,551)	(1,285)	(3,266)
Foreign exchange gain	501	422	79
Other expense	(52)	—	(52)

Total other expense, net	(4,102)	(863)	(3,239)

Net loss before benefit for income taxes	(23,890)	(7,853)	(16,037)
Benefit for income taxes	(164)	(182)	18

Net loss	$(23,726)	$(7,671)	$(16,055)

Sales. During the three months ended March 31, 2012, gross sales and net sales were $2,722 and $2,523, respectively, compared to $1,793 in gross sales and net sales during the three months ended March 31, 2011. This represented an increase of 52% and 41% in gross and net sales, respectively, for the first quarter of 2012 compared to the prior year. The increase in sales was primarily due to the launch of DUEXIS in the U.S. market in December 2011, which represented 42% of total sales and 37% of net sales during the three months ended March 31, 2012.

Research and Development Expenses. Research and development expenses increased 49%, or $1,340, from $2,729 during the three months ended March 31, 2011, to $4,069 during the three months ended March 31, 2012. The increase in research and development expenses was primarily associated with an $800 increase in salaries and benefits related expense as a result of an increase in personnel, a $300 increase in clinical research expenses in support of our RAYOS NDA submission and on-going clinical expenses associated with DUEXIS clinical studies.

Sales and Marketing Expenses. Sales and marketing expenses increased $9,855, from $1,117 during the three months ended March 31, 2011, to $10,972 during the three months ended March 31, 2012, primarily attributable to staffing our sales and marketing functions during the fourth quarter of 2011, which resulted in $4,700 in higher salaries and benefits expenses. In addition, marketing and promotional efforts were $2,100 higher, advertising expenses were $1,000 higher and samples and market research expenses were $1,000 higher in support of our product launch of DUEXIS in the current quarter.

General and Administrative Expenses. General and administrative expenses increased 68%, or $2,105, from $3,098 during the three months ended March 31, 2011, to $5,203 during the three months ended March 31, 2012. The increase in general and administrative expenses was primarily due to $1,000 in higher legal and consulting costs associated with ongoing commercial development activities, public company compliance initiatives and intellectual property related matters. In addition, salaries and benefits expense were $500 higher due to an increase in administrative personnel.

Interest Expense, Net. Interest expense, net increased $3,266, from $1,285 during the three months ended March 31, 2011, to $4,551 during the three months ended March 31, 2012. The increase in interest expense was primarily attributable to the Oxford and Kreos debt extinguishment in February 2012. As part of the Oxford and Kreos debt extinguishment, we were required to pay a $2,125 pre-payment penalty and a $414 end of loan payment.

Foreign Exchange Gain, Net. Foreign exchange gain increased $79, from $422 during the three months ended March 31, 2011, to $501 during the three months ended March 31, 2012. The increase in the current year foreign exchange gain was primarily due to an increase in non-Euro denominated transactions for our Horizon Pharma AG subsidiary in addition to a strengthening of the Euro during the three months ended March 31, 2012.

Other Expense. Other expense was $52 during the three months ended March 31, 2012 and primarily represented a loss on disposal of office furniture during the current quarter.

Income Tax Benefit. Income tax benefit decreased $18, from $182 during the three months ended March 31, 2011, to $164 during the three months ended March 31, 2012. The decrease in income tax benefit was primarily due to foreign currency translation resulting from a decline in value of the Euro as compared to the prior year.

Net Loss. Net loss increased from $7,671 during the three months ended March 31, 2011, to $23,726 during the three months ended March 31, 2012, primarily as a result of the increase in expenses described above.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.

We have identified the accounting policies and estimates listed below as those that we believe require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties. This section should also be read in conjunction with Note 2, “Summary of Significant Accounting Policies,” in the notes to our condensed consolidated financial statements included in this report, which includes a discussion of these and other significant accounting policies.

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

Cost of Goods Sold

Cost of goods sold for LODOTRA includes all costs directly related to the manufacture and delivery of product and out-licensing of distribution and marketing rights to third parties. The costs in connection with product delivery to our distribution partners consist of raw material costs, costs associated with third parties who manufacture LODOTRA for us, supply chain costs, amortization of developed technology, royalty payments to third parties for the use of certain licensed patents and applicable taxes.

Cost of goods sold for DUEXIS includes all costs directly related to the acquisition of product from our manufacturer, including freight charges and manufacturing overhead costs. We defer the DUEXIS related cost of goods sold and record such amounts as other current assets until revenue is recognized.

Inventories

Inventories are stated at the lower of cost or market value. Inventories consist of raw materials, work-in-process and finished goods. We have entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies. Inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs. Inventories exclude product sample inventory, which are included in other current assets and are expensed as a component of sales and marketing expense when provided to physicians or healthcare providers.

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

We also account for stock options issued to non-employees based on the stock options’ estimated fair value determined using the Black-Scholes option pricing model. The fair value of the equity awards granted to non-employees is re-measured at each reporting date, and the resulting change in the fair value associated with awards, if any, is recognized as a corresponding increase or reduction to stock-based compensation during the period.

Recent Accounting Pronouncements

The following is a listing of recent accounting standards issued by the FASB and their effect on us.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of OCI as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We adopted ASU 2011-05 in the first quarter of fiscal year 2012.

In December 2011, FASB issued ASU No. 2011-12, Comprehensive Income (ASC Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers only those changes in ASC 220 that relate to the presentation of reclassification adjustments. We believe that the pronouncement will not have a material effect on our results of operations.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of March 31, 2012, we had an accumulated deficit of $244,043. We anticipate that we will continue to incur net losses for at least the next few years. We expect that our development, sales and marketing, and general and administrative expenses will continue to increase as a result of our development and commercialization of DUEXIS and LODOTRA/RAYOS. As a result, we will need to generate significant net product sales, and royalty and other revenues to achieve profitability.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes. As of March 31, 2012, we had $80,351 in cash and cash equivalents. In February 2012, we entered into a $60,000 senior secured loan with a group of institutional lenders, which we refer to as our Senior Secured Loan. We used $22,381 of the loan proceeds to repay the remaining obligations under the Oxford facility and the Kreos facility. Under the terms of the Senior Secured Loan, the outstanding principal accrues interest until maturity in January 2017 at a rate of 17% per annum, payable quarterly unless repaid earlier. The Senior Secured Loan allows us to pay the full 17% interest when due or pay 12% interest in cash and the remaining 5% interest in the form of incremental debt. Beginning in April 2013, and for each quarter thereafter, the lenders may require us to repay $4,000 of the loan principal. We may prepay the loan at any time, subject to certain prepayment premiums. In connection with the Senior Secured Loan, we also issued warrants to the lenders to purchase up to an aggregate of approximately 3,277,191 shares of our common stock at an exercise price of $0.01 per share. The warrants will become exercisable 180 days after issuance and will remain exercisable until the maturity date of the Loan on January 22, 2017, subject to limited exceptions. The Senior Secured Loan is secured by a lien covering substantially all of our assets including intellectual property in addition to pledging all of our equity interests in Horizon Pharma USA, Inc. and 65% of our equity interests in Horizon Pharma AG.

The Senior Secured Loan restricts our ability to incur additional indebtedness, incur liens, pay dividends and engage in significant business transactions, such as a change of control, so long as we owe any amounts to the lenders under the related loan agreements. If we default under our Senior Secured Loan, our lenders may accelerate all of our repayment obligations and take control of our pledged assets. Our lenders could declare us in default under our debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect upon us as defined under the loan agreements, thereby requiring us to repay the loans immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Among other loan covenant requirements, the Senior Secured Loan also requires us to maintain a minimum level of liquidity of at least $10,000 at all times during the term of the loan unless our quarterly consolidated EBITDA is at least $6,000 and to meet specified minimum net revenues during a trailing twelve-month period commencing on June 30, 2012. The negative covenants include, among other things, restrictions on transferring or licensing our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions and creating other liens on our assets, in each case subject to customary exceptions.

While we currently expect to comply with our Senior Secured Loan operating and financial covenants, our ability to do so will be dependent on several factors including; the continued growth of the arthritis, pain and inflammation markets; whether we are able to obtain marketing approvals for RAYOS in the U.S. and DUEXIS in Europe; acceptance of our products by patients, primary care specialists and other key specialists, including rheumatologists, orthopedic surgeons and pain specialists; and potential or perceived advantages or disadvantages of our products over alternative treatments, including cost of treatment and relative convenience and ease of administration. Changes in key markets or our inability to execute our operating plan could result in non-compliance with our operating and financial covenants which may adversely affect our cost of financing or cause an acceleration of our debt obligations.

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

In addition, we are required to maintain compliance with applicable Swiss laws with respect to our Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. We review on a regular basis whether our Swiss subsidiary is overindebted. In June 2010, we took steps to address overindebtedness through a subordinated loan to our Swiss subsidiary. As of December 31, 2011, our Swiss subsidiary was overindebted, but as of March 31, 2012, it was not, primarily as a result of paying off its remaining loans with proceeds from a subordinated loan from the parent holding company. We will continue to monitor and review steps to address any overindebtedness, until such time as our Swiss subsidiary generates positive income at a statutory level, which could require us to have cash at our Swiss subsidiary in excess of its near term operating needs and could affect our ability to have sufficient cash at our U.S. subsidiary to meet its near term operating needs.

The following table provides a summary of our cash flows for the three months ended March 31, 2012 and 2011, as follows:

	For the Three Months Ended March 31,
	2012	2011
Cash and cash equivalents	$80,351	$2,556
Cash provided by (used in)
Operating activities	(20,790)	(6,498)
Investing activities	(133)	(41)
Financing activities	83,345	3,679

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2012 and 2011, net cash used in operating activities was $20,790 and $6,498, respectively. The increase in net cash used in operating activities was primarily attributable to higher operating losses driven by higher salaries and benefits expenses associated with staffing our sales and administrative functions as compared to the prior year. In addition, we incurred higher sales and marketing expenses in the first quarter of 2012 in connection with our product launch of DUEXIS in the U.S. and ongoing sales and promotional efforts.

Investing Cash Flows

During the three months ended March 31, 2012 and 2011, net cash flows used in investing activities was $133 and $41 and was primarily attributable to capital expenditures related to property and equipment. The $92 increase in purchases of property and equipment primarily related to computer and equipment expenses.

Financing Cash Flows

During the three months ended March 31, 2012 and 2011, net cash provided by financing activities was $83,345 and $3,679, respectively. The increase in net cash provided by financing activities in the first quarter of 2012 compared to the prior year was attributable to our debt refinancing in February 2012 and our private equity offering in March 2012. In February 2012, we entered into our $60,000 Senior Secured Loan with a group of institutional lenders. As part of the closing of the Senior Secured Loan, we repaid outstanding principal under the Oxford and Kreos debt facilities totaling $19,730. In March 2012, we received gross proceeds of $50,820 and net proceeds of $47,581, after deducting $3,239 in issuance costs from the sale of 14,033,829 shares of our common stock and warrants to purchase an aggregate of 3,508,448 shares of our common stock to certain institutional and accredited investors in a private equity placement.

Contractual Obligations

The following table sets forth, as of March 31, 2012, minimum future cash payments due under contractual obligations, including, among others, our debt agreements, purchase commitments and non-cancelable operating lease agreements. We are presenting this table to reflect the borrowing of $60,000 under the Senior Secured Loan in addition to the repayment of outstanding principal of $19,730 under the Oxford and Kreos Facility, both of which occurred in February 2012.

	2012 (Remaining nine months)	2013	2014	2015	2016	2017 & Thereafter	Total
Debt agreements (1)	$5,721	$7,650	$8,040	$8,449	$8,880	$76,637	$115,377
Purchase commitments (2)(3)(4)	3,990	1,091	1,082	—	—	—	6,163
Operating lease obligations (5)	436	475	468	427	398	618	2,822

Total contractual cash obligations	$10,147	$9,216	$9,590	$8,876	$9,278	$77,255	$124,362

(1)	Represents minimum interest payments through 2016 and principal debt repayment in year 2017. See Note 12 to our condensed consolidated financial statements for additional information.
(2)	Telecommunications services agreement with Global Crossing Telecommunications, Inc. dated July 30, 2010, with $33 due over a 3 year period through September 2013.
(3)	Minimum purchase commitment for LODOTRA/RAYOS tablets from Jagotec through March 2014 (the end of the minimum term), which is the firm commitment term under the contract. Minimum purchase commitments are based on pricing terms in effect at March 31, 2012, and represent minimum purchase commitments of $866, $1,082 and $1,082 for the years 2012, 2013 and 2014, respectively.
(4)	Purchase commitment of $2,926 for final packaged DUEXIS tablets from sanofi-aventis U.S. through June 2012.
(5)	These amounts reflect payments due under the following operating leases:

•

Lease for our corporate headquarters in Deerfield, Illinois with a lease term from December 1, 2011, to June 30, 2018, at the minimum rent of approximately $30 per month during the first year and will increase each year during the initial term, up to approximately $35 per month after the sixth year. We have the option to extend the lease for an additional five-year term, which would commence upon the expiration of the initial term.

•

Leases for our offices in Reinach, Switzerland and Mannheim, Germany. The Reinach office lease rate is approximately $7 (6 CHF) per month, and in June 2010, the lease term was extended to May 31, 2015. The Mannheim office lease rate is approximately $6 (5 EUR) per month, expiring on December 31, 2012, with the option to renew annually.

•	Vehicle leases at our Reinach, Switzerland and Mannheim, Germany offices. As of March 31, 2012, payments of $48, $26, $9 and $6 are due in years 2012, 2013, 2014 and 2015, respectively.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 10, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in this report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 15, 2012, we received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc., or Par Pharmaceutical, advising that Par Pharmaceutical had filed an Abbreviated New Drug Application, or ANDA, with the FDA for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. Par Pharmaceutical has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. In March 2012, we filed a patent infringement lawsuit against Par Pharmaceutical and Par Pharmaceutical Companies, Inc. for filing an ANDA against DUEXIS. All of our issued U.S. patents covering DUEXIS are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Under the FDA’s rules and regulations, because we initiated a patent infringement suit to defend a patent identified in the Paragraph IV notice within 45 days after the FDA’s receipt of the notice, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the infringement case that the patent is not infringed or invalid.

Item 1A:	Risk Factors

You should consider carefully the risks described below, together with all of the other information included in this report, and in our other filings with the SEC, before deciding whether to invest in or continue to hold our common stock. The risks described below are all material risks currently known, expected or reasonably foreseeable by us. If any of these risks actually occurs, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

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

We are highly dependent on the success of DUEXIS and LODOTRA/RAYOS, and we may not be able to successfully commercialize these products or successfully obtain additional marketing approvals for DUEXIS in Europe or RAYOS in the U.S.*

To date, we have expended significant time, resources and effort on the development of DUEXIS and RAYOS, and a substantial majority of our resources are now focused on the commercialization of DUEXIS in the U.S. and seeking additional marketing approvals for DUEXIS and RAYOS. Our ability to generate significant product revenues and to achieve commercial success in the near term will initially depend almost entirely on our ability to successfully commercialize DUEXIS in the U.S., to obtain marketing approval and commercialize RAYOS in the U.S. and to obtain European marketing approval for DUEXIS. DUEXIS is not approved for marketing in any jurisdiction outside of the U.S. and therefore, unless it obtains regulatory approval in other countries it may never be commercialized outside of the U.S. Although LODOTRA is approved for marketing in 16 European countries, to date it has only been marketed in a limited number of European countries. While we anticipate that LODOTRA will be marketed in additional European countries as our distribution partner, Mundipharma, formulates its reimbursement strategy, the ability to market LODOTRA in additional European countries will depend on Mundipharma’s ability to obtain regulatory and reimbursement approvals in these countries. Even if we obtain additional marketing and reimbursement approvals, our product revenues in Europe are entirely dependent upon the marketing efforts of our exclusive distribution partner, over which we have no control. RAYOS is not approved for marketing in the U.S., which we believe represents its largest commercial opportunity. Before we can market and sell these products in a particular jurisdiction, we will need to obtain necessary regulatory approvals (from the FDA in the U.S. and from similar foreign regulatory agencies in other jurisdictions) and in some jurisdictions, reimbursement authorization. There are no guarantees that we will obtain any additional regulatory approvals for our products. Even if we obtain additional regulatory approvals, we may never generate significant revenues from any commercial sales of our products. If we fail to successfully commercialize DUEXIS or RAYOS, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

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

Our products and product candidates are subject to extensive regulation, and we may not obtain additional regulatory approvals for DUEXIS or LODOTRA/RAYOS.*

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution and other possible activities relating to our product candidates are, and any resulting drugs will be, subject to extensive regulation by the FDA and other regulatory agencies. Failure to comply with FDA and other applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions.

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

In October 2010, we submitted an MAA for DUEXIS in the United Kingdom, or UK, the Reference Member State, through the Decentralized Procedure. In February 2012, we withdrew and updated the DUEXIS MAA submission to include the recently approved manufacturing site in Laval, Quebec (previously owned and operated by sanofi-aventis U.S.) through the National Procedure in the UK, which is used as the primary site to manufacture DUEXIS for the U.S. market. In connection with our MAA for DUEXIS, and consistent with an identical request we made in our NDA for DUEXIS, we are requesting the Medicines and Healthcare products Regulatory Agency in the UK to approve a formulation that is different from the formulation used in our Phase 3 clinical trials, which we determined had inadequate stability characteristics to be suitable for commercialization. As a result, we were required to demonstrate the bioequivalence of famotidine between the new and old formulations in addition to the other NDA and MAA requirements. We successfully completed this bioequivalence study prior to submitting the NDA and MAA for DUEXIS. We also demonstrated the bioequivalence of ibuprofen between the two formulations of DUEXIS and the reference labeled drug ibuprofen as part of the NDA and MAA submissions. We continue to complete CMC studies with the new formulation, and we cannot be sure that we will not have additional formulation issues related to DUEXIS or any of our other product candidates. The statutory review period for an MAA is 210 days from the date of submission, excluding any periods when the review period is stopped, but there are no guarantees that a decision on our MAA filing will take place on our anticipated timeline, if at all.

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

To market any drugs outside of the U.S., we and current or future collaborators must comply with numerous and varying regulatory and compliance related requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods, including obtaining reimbursement approval in select markets. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others, including the risk that our product candidates may not be approved for all indications requested and that such approval may be subject to limitations on the indicated uses for which the drug may be marketed. While we anticipate that LODOTRA will be marketed in additional European Union countries as Mundipharma formulates its reimbursement strategy, the ability to market LODOTRA in additional European Union countries will depend on Mundipharma’s ability to obtain regulatory and reimbursement approvals in these countries. Similarly, our ability to market DUEXIS outside of the U.S. will depend on obtaining regulatory and reimbursement approval in each country where we expect DUEXIS to be marketed. However, certain countries have a very difficult reimbursement environment and we may not obtain reimbursement approval in all countries where we expect DUEXIS to be marketed, or we may obtain reimbursement approval at a level that would make marketing DUEXIS in certain countries not viable.

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

We have experienced recent growth and expect to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of December 31, 2010, we employed 41 full-time employees as a consolidated entity. In anticipation of the commercial launch of DUEXIS, we hired 80 sales representatives during the period from September 2011 through October 2011. As of December 31, 2011, we employed 164 full-time employees as a consolidated entity. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses. As of March 31, 2012, we employed 162 full-time employees as a consolidated entity.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize DUEXIS in the U.S. will be harmed.*

As DUEXIS is a newly approved drug, none of the members of our sales force has ever promoted DUEXIS. As a result, we are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense DUEXIS. In addition, we must train our sales force to ensure that a consistent and appropriate message about DUEXIS is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of DUEXIS and its proper administration and label indication, our efforts to successfully commercialize DUEXIS could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

We face significant competition from other biotechnology and pharmaceutical companies, including those marketing generic products, and our operating results will suffer if we fail to compete effectively.*

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the U.S. and international markets, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or in-licensing on an exclusive basis, products that are more effective and/or less costly than DUEXIS and LODOTRA/RAYOS or any product candidates that we are currently developing or that we may develop.

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

On February 15, 2012, we received a Paragraph IV Patent Certification from Par Pharmaceutical advising that Par Pharmaceutical had filed an ANDA with the FDA for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. Par Pharmaceutical has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. In March 2012, we filed a patent infringement lawsuit against Par Pharmaceutical and Par Pharmaceutical Companies, Inc. for filing an ANDA against DUEXIS. All of our issued U.S. patents covering DUEXIS are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Under the FDA’s rules and regulations, because we initiated a patent infringement suit to defend a patent identified in the Paragraph IV notice within 45 days after the FDA’s receipt of the notice, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the infringement case that the patent is not infringed or invalid. However, if we are unsuccessful on the patent litigation, we will likely face generic competition and our sales of DUEXIS will be substantially harmed.

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

A variety of risks associated with operating our business and marketing our products internationally could materially adversely affect our business.*

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

•

in certain circumstances, including with respect to the commercialization of LODOTRA in Europe, increased dependence on the commercialization efforts and regulatory compliance of our distributors or strategic partners;

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

We are, with respect to DUEXIS, and will be, with respect to any other product candidate for which we obtain FDA approval, subject to ongoing FDA obligations and continued regulatory review, which may result in significant additional expense. Additionally, RAYOS and any other product candidate, if approved by the FDA, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.*

Any regulatory approvals that we obtain for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, good clinical practices, or GCPs, international conference on harmonization regulations, or ICH, and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our products in clinical development, for any clinical trials that we conduct post-approval. For example, as post-marketing requirements for DUEXIS, we are required by the FDA to develop a pediatric suspension formulation for DUEXIS and conduct three pharmacokinetic studies of the drug product in pediatric populations. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, Warning Letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions, the imposition of civil or criminal penalties, or exclusions.

If we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects.

Reimbursement may not be available, or may be available at only limited levels, for DUEXIS, LODOTRA/RAYOS or any other product candidates that we develop, which could make it difficult for us to sell our products profitably.*

Market acceptance and sales of DUEXIS, LODOTRA/RAYOS or any other product candidates that we may develop will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the U.S. and other key international markets. Successful commercialization of our products will depend in part on the availability of governmental and third-party payer reimbursement for the cost of our products. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. In particular, in the U.S., private health insurers and other third-party payers often provide reimbursement for treatments based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the U.S., the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

We expect to experience pricing pressures in connection with the sale of DUEXIS, LODOTRA/RAYOS and any other products that we may develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. There may be additional pressure by payers and healthcare providers to use generic drugs that contain the active ingredients found in DUEXIS and LODOTRA/RAYOS or any other product candidates that we may develop. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, results of operations, financial condition and prospects. We may also experience pressure by payers to certain promotional approaches that we may implement such as co-pay programs whereby we assist patients to achieve an acceptable co-pay for our product, which may be contrary to payers’ financial interests. If we are unsuccessful with our co-pay initiatives, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

DUEXIS and any of our other products or product candidates that are approved by the FDA and commercialized in the U.S. may subject us directly, or indirectly through our customers, to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs.

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

Several states now require pharmaceutical companies to report expenses relating to marketing and promotional activities of pharmaceutical products and report gifts to individual physicians in the states. Other states prohibit pharmaceutical companies from providing gifts or meals to healthcare providers or require companies to post information relating to clinical studies. In addition, California requires pharmaceutical companies that engage in marketing to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual prescribers. Currently, several additional states are considering similar proposals. Compliance with these laws, including the development of a comprehensive compliance program, is difficult, costly and time consuming and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of applicable safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.*

We have a limited operating history. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $23.7 million during the three months ended March 31, 2012 and net losses of $113.3 million, $27.1 million and $20.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of March 31, 2012, we had an accumulated deficit of $244.0 million. We do not know whether or when we will become profitable. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Our losses have resulted principally from costs incurred in our development activities for our products and product candidates. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our development and commercialization activities of DUEXIS and LODOTRA/RAYOS.

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

We may need to obtain additional financing even after the recently completed debt and equity financings to successfully commercialize or further develop DUEXIS and LODOTRA/RAYOS, develop other product candidates or continue our other research and development programs.*

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

We believe that our existing cash and cash equivalents, including net proceeds from our recently completed debt and equity financings, together with interest thereon, will be sufficient to fund our operations into the first half of 2013. We may need to raise additional funds sooner if we choose to expand our commercialization or development efforts more rapidly than we presently anticipate or our revenues do not meet expectations. We will also require additional capital if the FDA requires us to conduct additional clinical trials with respect to RAYOS.

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

Even if we obtain additional financing, our Horizon Pharma AG subsidiary is subject to Swiss laws regarding overindebtedness that require Horizon Pharma AG to maintain assets in excess of its liabilities. Our Swiss subsidiary was overindebted as of December 31, 2011, but as of March 31, 2012, it was not, primarily as a result of paying off its remaining loans with proceeds from a subordinated loan from the parent holding company. We will continue to monitor and review steps to address any overindebtedness, until such time as our Swiss subsidiary generates positive income at a statutory level, which could require us to have cash at our Swiss subsidiary in excess of its near term operating needs and could affect our ability to have sufficient cash at our U.S. subsidiary to meet its near term operating needs.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*

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

At March 31, 2012, we had $80.4 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2012, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our products and product candidates, we may not be able to compete effectively in our market.*

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover the products in the U.S. or in other foreign countries. If this were to occur, early generic competition could be expected against DUEXIS, LODOTRA/RAYOS and other product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing based on a pending patent application. In particular, because the active pharmaceutical ingredients in DUEXIS and LODOTRA/RAYOS have been on the market as separate products for many years, it is possible that these products have previously been used off-label in such a manner that such prior usage would affect the validity of our patents or our ability to obtain patents based on our patent applications. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. On February 15, 2012, we received a Paragraph IV Patent Certification from Par Pharmaceutical, advising that Par Pharmaceutical had filed an ANDA with the FDA for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. Par Pharmaceutical has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. In March 2012, we filed a patent infringement lawsuit against Par Pharmaceutical and Par Pharmaceutical Companies, Inc. for filing an ANDA against DUEXIS, and we intend to vigorously defend our intellectual property rights relating to DUEXIS, but we cannot predict the outcome of this matter. Any adverse outcome in this matter could result in one or more generic versions of DUEXIS being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of DUEXIS and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

Our directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Our directors, five percent or greater stockholders and their respective affiliates held in the aggregate approximately 67% of our outstanding voting stock as of December 31, 2011, and 59% as of March 31, 2012. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, Inc., or NASDAQ, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations will make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. If we fail to comply with the continued listing requirements of NASDAQ, our common stock could be delisted from The NASDAQ Global Market, which would adversely affect the liquidity of our common stock and our ability to obtain future financing.

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

On December 15, 2011, pursuant to the terms of our 2011 EIP and 2011 ESPP, our board of directors approved increases in the number of shares available for issuance under the 2011 EIP and the 2011 ESPP of 672,500 shares and 100,000 shares, respectively, effective as of January 1, 2012. Shares available for issuance under the 2011 EIP and 2011 ESPP were initially registered on a registration statement on Form S-8 filed with the SEC on July 28, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

(1)	In February 2012, in connection with the $60.0 million Senior Secured Loan, we issued warrants to purchase an aggregate of 3,277,191 shares of our common stock at an exercise price of $0.01 per share. The warrants expire on January 22, 2017.

(2)	In March 2012, we received gross proceeds of $50.8 million from the sale of 14,033,829 shares of common stock and warrants to purchase an aggregate of 3,508,448 shares of common stock with an exercise price of $4.308 per share to certain institutional and accredited investors in a private equity placement. For each share of common stock purchased, the investors received a warrant to purchase 0.25 of a share of common stock. The warrants expire on March 2, 2017.

(3)	In March 2012, we issued 41,797 shares of common stock upon the cashless exercise by Kreos Capital III Limited of a warrant to purchase 42,122 shares of common stock.

The offers, sales and issuances of the securities described in paragraphs (1), (2) and (3) were deemed to be exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D. On April 10, 2012 we filed a registration statement on Form S-1 to register the securities described in paragraphs (1) and (2), which was declared effective by the SEC on May 2, 2012.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-168504) that was declared effective by the Securities and Exchange Commission on July 28, 2011, which registered $75.9 million worth of shares of our common stock. On August 2, 2011, we sold 5,500,000 shares of common stock at an initial public offering price of $9.00 per share, for aggregate gross proceeds of $49.5 million. As of March 31, 2012, we had used the entire net proceeds of approximately $41.9 million for our product launch of DUEXIS, working capital and general corporate expenses.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON PHARMA, INC.

Date: May 10, 2012	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Robert J. De Vaere
Robert J. De Vaere
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Form of Warrant issued by Horizon Pharma, Inc. to bridge financing investors.

4.3(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Comerica Bank.

4.4(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Hercules Technology Growth Capital, Inc.

4.5(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Comerica Bank.

4.6(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Hercules Technology Growth Capital, Inc.

4.7(1)	Warrant issued by Horizon Pharma, Inc. on April 1, 2010 to Silicon Valley Bank.

4.8(1)	Investors’ Rights Agreement, dated April 1, 2010, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.9(1)	Form of Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Oxford Finance LLC.

4.10(1)	Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Silicon Valley Bank.

4.11(1)	Conversion and Amendment Agreement, dated June 16, 2011, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.12(3)	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Loan and Security Agreement, dated February 22, 2012, by and among Horizon Pharma USA, Inc., Horizon Pharma, Inc., Cortland Capital Market Services, LLC, as administrative agent, and the Lenders listed therein.

4.13(3)	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.14(3)	Amendment to Investors’ Rights Agreement, dated February 22, 2012.

10.1(3)	Loan and Security Agreement, dated as of February 22, 2012, by and among Horizon Pharma USA, Inc. and Horizon Pharma, Inc., Cortland Capital Market Services, LLC, as administrative agent and the Lenders listed therein.

10.2(3)	Guaranty and Security Agreement, dated as of February 22, 2012, by and among Horizon Pharma USA, Inc., Horizon Pharma, Inc. and Cortland Capital Markets Services LLC, as administrative agent.

10.3(3)	Securities Purchase Agreement dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

10.4(4)*	Amendment No. 1 to Exclusive Distribution Agreement, dated March 5, 2012, by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.5(4)	Amendment No. 1 to Manufacturing and Supply Agreement, dated March 5, 2012, by and between Horizon Pharma AG and Mundipharma Medical Company.

10.6+(5)	Amended and Restated Severance Benefit Plan dated March 1, 2012.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on August 2, 2011.
(3)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(4)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 8, 2012.
(5)	Incorporated by reference to Horizon Pharma, Inc.’s Annual Report on Form 10-K, filed on March 23, 2012.