Form 10-Q
period 2012-06-30
HORIZON PHARMA, INC.
filed 2012-08-10
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of registrant’s common stock, par value $0.0001, outstanding as of August 7, 2012: 33,787,180.

HORIZON PHARMA, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of
	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,460	$17,966
Restricted cash	750	750
Accounts receivable, net	622	2,372
Inventories, net	3,157	1,195
Prepaid expenses and other current assets	4,401	2,763

Total current assets	72,390	25,046

Property and equipment, net	3,804	3,245
Developed technology, net	32,893	35,602
In-process research and development	35,586	36,638
Other assets	4,079	547

TOTAL ASSETS	$148,752	$101,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,890	$8,170
Accrued expenses	11,149	8,926
Deferred revenues-current portion	3,608	3,281
Notes payable-current portion	3,978	3,604

Total current liabilities	26,625	23,981

Notes payable, net of debt discount	47,141	15,834
Deferred revenues, net of current	8,044	5,666
Deferred tax liabilities, net	8,948	9,561
Other long term liabilities	121	124

TOTAL LIABILITIES	90,879	55,166

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 33,746,493 and 19,627,744 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3	2
Additional paid-in capital	329,315	270,015
Accumulated other comprehensive loss	(4,620)	(3,788)
Accumulated deficit	(266,825)	(220,317)

Total stockholders’ equity	57,873	45,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,752	$101,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES:
Sale of goods	$4,556	$1,294	$7,411	$3,057
Contract revenue	52	41	105	70

Gross sales	4,608	1,335	7,516	3,127
Sales discounts and allowances	(767)	—	(1,152)	—

Net sales	3,841	1,335	6,364	3,127
Cost of goods sold	2,855	2,104	4,922	3,943

Gross profit (loss)	986	(769)	1,442	(816)

OPERATING EXPENSES:
Research and development	4,233	3,462	8,302	6,190
Sales and marketing	10,543	1,169	21,515	2,285
General and administrative	4,555	3,348	9,758	6,449

Total operating expenses	19,331	7,979	39,575	14,924

Operating loss	(18,345)	(8,748)	(38,133)	(15,740)

OTHER (EXPENSE) INCOME, NET:
Interest expense, net	(3,191)	(3,185)	(7,742)	(4,469)
Foreign exchange (loss) gain	(1,401)	110	(900)	532
Other expense	(4)	—	(56)	—

Total other expense, net	(4,596)	(3,075)	(8,698)	(3,937)

Loss before benefit for income taxes	(22,941)	(11,823)	(46,831)	(19,677)
BENEFIT FOR INCOME TAXES	(159)	(186)	(323)	(368)

NET LOSS	$(22,782)	$(11,637)	$(46,508)	$(19,309)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.68)	$(7.78)	$(1.61)	$(12.91)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	33,715,703	1,496,278	28,909,080	1,495,126

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(832)	2,348	261	9,171

Other comprehensive (loss) income	(832)	2,348	261	9,171

COMPREHENSIVE LOSS	$(23,614)	$(9,289)	$(46,247)	$(10,138)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,508)	$(19,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,140	2,043
Stock-based compensation	2,490	1,225
Non-cash interest expense	1,169	2,401
Paid in kind interest expense	1,079	—
Foreign exchange loss (gain)	900	(532)
Loss on disposal of assets	68	—
Changes in operating assets and liabilities:
Accounts receivable	1,751	595
Inventories	(2,001)	(194)
Prepaid expenses and other current assets	(1,631)	655
Accounts payable	(255)	2,456
Accrued expenses	1,527	(597)
Deferred revenues	2,973	989
Deferred tax liabilities	(349)	(378)

Net cash used in operating activities	(36,647)	(10,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,043)	(36)

Net cash used in investing activities	(1,043)	(36)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, net of issuance costs	55,578	16,651
Proceeds from private equity offering, net of issuance costs	47,475	—
Repayment of notes payable	(19,814)	(12,365)
Proceeds from issuance of common stock	147	—
Proceeds from issuance of bridge notes payable to related parties	—	6,766
Deferred financing expenses	—	(237)
Proceeds from stock option exercises	—	42

Net cash provided by financing activities	83,386	10,857

Effect of foreign exchange rate changes on cash and cash equivalents	(202)	213

NET INCREASE IN CASH AND CASH EQUIVALENTS	45,494	388
CASH AND CASH EQUIVALENTS, beginning of the period	17,966	5,384

CASH AND CASH EQUIVALENTS, end of the period	$63,460	$5,772

Supplemental cash flow information:
Cash paid for interest	$3,932	$1,290
Cash paid for income taxes	28	25
Commitment fee paid on notes payable	600	170

Supplemental non-cash flow information:
Payment in kind incremental borrowings	$333	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The December 31, 2011 consolidated balance sheets were derived from audited financial statements, but do not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements presented herein include the accounts of Horizon Pharma, Inc. (the “Company”) and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated.

Condensed Consolidated Statements of Comprehensive Loss Revision

During the second quarter of 2012, the Company identified an inconsistency in its presentation of gross sales and sales discounts and allowances between its Horizon Pharma USA, Inc. and Horizon Pharma AG subsidiaries for the three months ended March 31, 2012. As a result, gross sales of the Company’s Horizon Pharma AG subsidiary were presented net of sales discounts and allowances within its condensed consolidated statements of comprehensive loss. An adjustment to conform the presentation of gross sales between the Company’s Horizon Pharma USA, Inc. and Horizon Pharma AG subsidiaries resulted in an increase in consolidated gross revenue for the three months ended March 31, 2012 of $185 and a corresponding increase of $185 in consolidated deductions for sales discounts and allowances which is reflected in the results for the six months ended June 30, 2012. There was no impact to consolidated net sales, net loss, or net loss per common share as a result of this adjustment. The adjustment was not considered material to the previously issued statements of comprehensive loss. The following table summarizes the presentation adjustments as described above:

	Three Months Ended March 31, 2012
	As Presented	As Adjusted

Gross sales	$2,669	$2,854
Add: Contract revenue	53	53
Less: Sales discounts and allowances	(199)	(384)

Net sales	$2,523	$2,523

Net loss	$(23,726)	$(23,726)

Business Overview

The Company was incorporated in Delaware on March 23, 2010. On April 1, 2010, the Company became a holding company that operates primarily through its two wholly-owned subsidiaries, Horizon Pharma USA, Inc. (formerly known as Horizon Therapeutics, Inc.), a Delaware corporation, and Horizon Pharma AG (formerly known as Nitec Pharma AG, “Nitec”), a company organized under the laws of Switzerland which was acquired by the Company on April 1, 2010 in exchange for newly-issued shares of Horizon Pharma, Inc. Horizon Pharma AG owns all of the outstanding share capital of its wholly-owned subsidiary, Horizon Pharma GmbH, a company organized under the laws of Germany (formerly known as Nitec Pharma GmbH), through which Horizon Pharma AG conducts most of its European operations. Unless the context indicates otherwise, the “Company” refers to Horizon Pharma, Inc. and its subsidiaries taken as a whole.

The Company is a biopharmaceutical company that is developing and commercializing innovative medicines to target unmet therapeutic needs in arthritis, pain and inflammatory diseases. On April 23, 2011, the U.S. Food and Drug Administration (“FDA”) approved DUEXIS®, a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis (“RA”) and osteoarthritis and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. In the second half of 2011, the Company hired its initial commercial organization and completed sales force training, and began detailing DUEXIS to physicians in December 2011 and held its launch meeting for DUEXIS in the U.S. in January 2012. In June 2012, the Company began expanding its commercial organization and expects to almost double its original field force size by the end of the third quarter of 2012, to approximately 150 field sales representatives. Also in June 2012, the Company engaged Mallinckrodt LLC, the pharmaceutical business of Covidien plc, on a non-exclusive basis to co-promote DUEXIS in the U.S. and entered into an exclusive collaboration, license and supply agreement with Grünenthal S.A. for the potential commercialization of DUEXIS in Latin America. In October 2010, the Company submitted a Marketing Authorization Application (“MAA”) for DUEXIS in the United Kingdom (“UK”), the Reference Member State, through the Decentralized Procedure. In February 2012, the Company withdrew and updated the DUEXIS MAA submission to include the recently approved manufacturing site in Laval, Quebec through the National Procedure in the UK. The Company anticipates a decision on the MAA in the fourth quarter of 2012.

The Company’s second product, RAYOS®, known as LODOTRA® outside the U.S., is a proprietary delayed release formulation of low-dose prednisone that is currently marketed in Europe by its distribution partner, Mundipharma International Corporation Limited (“Mundipharma”), for the treatment of moderate to severe, active RA in adults, particularly when accompanied by morning stiffness. In addition, the Company has granted to Mundipharma commercialization rights to LODOTRA in Asia and Latin America. On July 26, 2012, the FDA approved RAYOS for the treatment of a broad range of diseases, including RA, polymyalgia rheumatica (“PMR”), psoriatic arthritis (“PsA”), ankylosing spondylitis (“AS”), asthma and chronic obstructive pulmonary disease (“COPD”). The Company anticipates the launch of RAYOS in the United States in the fourth quarter of 2012. The Company’s strategy is to commercialize its products in the U.S. and to enter into licensing or additional distribution agreements for commercialization of its products outside the U.S.

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

The accompanying unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. As of June 30, 2012, the Company had cash and cash equivalents totaling $63,460. The Company believes that it has sufficient liquidity and capital resources to operate into the first half of 2013. However, the Company is highly dependent in the near term on the commercial success of DUEXIS in the U.S. market, where it was only recently launched, and has insufficient commercial operating history to accurately predict its future performance. In February 2012, the Company entered into a $60,000 loan facility with a group of institutional investors (“Senior Secured Loan”) which includes certain performance covenants, including minimum trailing twelve month revenue covenants at each quarter end, beginning in the second quarter of 2012. As of June 30, 2012, the Company was in compliance with all financial loan covenants pursuant to the Senior Secured Loan. Should the Company not meet these quarterly minimum revenue covenants, in addition to an increase in the interest rate payable under the loan facility, the lenders have the right to demand repayment of the obligations under the loan. The Company also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if the Company was unable to meet the minimum quarterly revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on the Company’s financial position and results of operations. These uncertainties and lack of commercial operating history raise substantial doubt about the Company’s ability to continue as a going concern.

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

Gains and losses resulting from foreign currency transactions are reflected within the Company’s results of operations and have generally not had a material impact on the Company’s operating results, although during the three months ended June 30, 2012 the Company recorded a $1,401 foreign exchange loss, which represented approximately 6.1% of the net loss for the period. The Company does not currently utilize and has not in the past utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

Revenue Recognition

Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable, the right of return no longer exists or product returns can be reasonably estimated, which is the earlier of product being dispensed through patient prescriptions or the expiration of the right of return, collectability is reasonably assured and the Company has no further performance obligations. Some of the Company’s agreements contain multiple elements and in accordance with these agreements, the Company may be eligible for upfront license fees, marketing or commercial milestones and payment for product deliveries.

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

In June 2012, the Company received a non-refundable and non-creditable upfront payment associated with its entry into a collaboration, license and supply agreement with Grünenthal S.A. for the potential commercialization of DUEXIS in Latin America. The upfront payment was recorded to long-term deferred revenues. As of June 30, 2012 and December 31, 2011, deferred revenues from the sale of DUEXIS and the collaboration, license and supply agreement were $2,801 and $1,517, respectively.

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

Under the manufacturing and supply agreements with Mundipharma Medical Company (“Mundipharma Medical”), Mundipharma Medical agreed to purchase LODOTRA exclusively from the Company at a price based on a specified percentage of the average net selling price (“ANSP”) for sales in a given country, subject to a minimum price. Mundipharma Medical has a nine-month period from purchase date to request an ANSP adjustment. If the ANSP is lower than the actual purchase price, then Mundipharma Medical would receive a price adjustment. Beginning in 2011, products sold to Mundipharma Medical have been recognized upon delivery at the minimum price, as no contractual right of return exists. The difference between the actual selling price and the minimum price is recorded as deferred revenue until such time as adjustments for product returns, rebates and discounts can be reliably estimated or the nine-month period ANSP adjustment passes at which time any previously deferred revenue would be recognized as revenue. As of June 30, 2012 and December 31, 2011, deferred revenues from the sale of LODOTRA and deferred revenues from milestone payments were $8,851 and $7,430, respectively.

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

The Company also defers the related cost of goods sold and records such amounts as other current assets until revenue is recognized. As of June 30, 2012 and December 31, 2011, the Company had a deferred cost of goods sold balance of $277 and $1,067, respectively.

DUEXIS Product Sales Discounts and Allowances

The Company currently records DUEXIS sales to wholesale pharmaceutical distributors and national and regional retail chains as deferred revenue. Allowances for product returns, rebates and discounts are also currently deferred at the time of sale to wholesale pharmaceutical distributors and national and regional retail chains. These deferred expenses are recognized to arrive at net product sales at the time revenue is recognized, which is currently at the earlier of DUEXIS being dispensed through patient prescriptions or the expiration of the right of return (twelve months after the expiration date of the product). The Company is required to make significant judgments and estimates in determining some of these allowances. If actual results differ from its estimates, the Company will be required to make adjustments to these allowances in the future.

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

Inventories exclude product sample inventory, which is included in other current assets and is expensed as a component of sales and marketing expense when provided to physicians or healthcare providers. As of June 30, 2012 and December 31, 2011, the Company had product sample inventory of $2,131 and $629, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The estimated fair value of the Company’s Senior Secured Loan was determined using Level 2 inputs and was based on the notional amounts of the outstanding debt instrument and borrowing rates of recent debt transactions. At June 30, 2012, the fair value of the Senior Secured Loan approximated its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash balances and money market funds. Cash and cash equivalents were $63,460 and $17,966 as of June 30, 2012, and December 31, 2011, respectively. The Company’s policy is to invest excess cash in money market funds, which are generally of a short-term duration based upon operating requirements.

Restricted Cash

Restricted cash consists of balances included in interest-bearing money market accounts required by a vendor for the Company’s sponsored employee credit card program and by the lessor for the Company’s corporate office. As of June 30, 2012, and December 31, 2011, the Company had restricted cash in the amount of $750.

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

The Company relies on third parties to manufacture its commercial supplies of DUEXIS and RAYOS/LODOTRA. The commercialization of any of its products or product candidates could be stopped, delayed or made less profitable if those third parties fail to provide the Company with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

The Company is required to maintain compliance with applicable Swiss laws with respect to its Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. The Company reviews on a regular basis whether its Swiss subsidiary is overindebted. As of December 31, 2011, and June 30, 2012, the Company’s Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. The Company will continue to monitor and review steps to address any overindebtedness, until such time as its Swiss subsidiary generates positive income at a statutory level, which could require the Company to have cash at its Swiss subsidiary in excess of its near term operating needs and could affect the Company’s ability to have sufficient cash at its U.S. subsidiary to meet its near term operating needs.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) (“OCI”). OCI includes certain changes in stockholders’ equity (deficit) that are excluded from net income (loss), which consist of foreign currency translation adjustments. As of June 30, 2012, and December 31, 2011, accumulated other comprehensive loss was $4,620 and $3,788, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. For the periods presented, the Company’s potential dilutive shares, which include shares issuable upon the exercise of outstanding options and unvested restricted stock units, warrants to purchase common stock, warrants to purchase convertible preferred stock and shares issuable upon conversion of outstanding convertible preferred stock and subordinated convertible promissory notes, have not been included in the computation of diluted net loss per share for the periods presented in which there is a net loss as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.

In circumstances where there has been a stock dividend, stock split or reverse stock split subsequent to the close of an accounting period but prior to issuance of financial statements, ASC 260, Earnings Per Share, requires the computation of loss per share to give retroactive recognition to an appropriate equivalent change in capital structure for all periods presented based on the new number of shares. The Company’s April 2010 recapitalization resulted in a similar change in capital structure and therefore the Company has applied the guidance in ASC 260 in order to show loss per share amount calculated on a basis that is more comparable to the basis on which it is expected to be calculated in future periods. In the recapitalization, the existing common stock, which had a liquidation preference relative to a special class of preferred stock, was exchanged for a mixture of common stock and Series A preferred stock.

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

NOTE 3 – EARNINGS PER SHARE

The following table presents basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic and diluted earnings per share calculation:

Net loss	$(22,782)	$(11,637)	$(46,508)	$(19,309)

Weighted average of common shares outstanding	33,715,703	1,496,278	28,909,080	1,495,126

Basic and diluted net loss per share	$(0.68)	$(7.78)	$(1.61)	$(12.91)

The following dilutive securities were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2012 and 2011 due to the anti-dilutive effects resulting from the Company’s net loss for the periods presented:

•

Outstanding stock options to purchase an aggregate of 2,545,797 and 1,304,713 shares of common stock at June 30, 2012 and 2011, respectively, and outstanding and unvested restricted stock units covering an aggregate of 820,549 shares of common stock at June 30, 2012.

•	Outstanding warrants to purchase an aggregate of 7,120,887 shares of common stock at June 30, 2012.

•	Outstanding warrants to purchase an aggregate of 446,122 shares of preferred stock at June 30, 2011.

•

10,514,431 shares of convertible preferred stock at June 30, 2011 were excluded for the 2011 periods presented. Upon the closing of the Company’s initial public offering on August 2, 2011, the outstanding shares of convertible preferred stock were converted into shares of the Company’s common stock, which were then included as part of the computation of basic and diluted earnings.

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

The components of inventories as of June 30, 2012, and December 31, 2011, are summarized as follows:

	June 30, 2012	December 31, 2011

Raw materials	$146	$75
Work-in-process	1,094	488
Finished goods	1,917	632

Net inventories	$3,157	$1,195

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2012, and December 31, 2011, consisted of the following:

	June 30,	December 31,
	2012	2011

Deferred cost of goods sold	$277	$1,067
Product samples inventory	2,131	629
Prepaid clinical trial studies	755	—
Prepaid marketing expenses	390	509
Prepaid insurance	160	230
Prepaid FDA product and manufacturing fees	90	139
Other prepaid expenses	598	115
Other current assets	—	74

Total prepaid and other current assets	$4,401	$2,763

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2012, and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011

Machinery and equipment	$1,801	$1,797
Furniture and fixtures	103	158
Computer equipment	967	677
Software	706	286
Trade show equipment	228	228
Leasehold improvement	705	705
Construction in progress	378	165

	4,888	4,016
Less-accumulated depreciation	(1,084)	(771)

Total property and equipment	$3,804	$3,245

Depreciation expense was $208 and $101 for the three months ended June 30, 2012, and 2011, respectively. Depreciation expense was $392 and $201 for the six months ended June 30, 2012, and 2011, respectively.

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangible assets, which include its developed technology and in-process research and development (“IPR&D”), were acquired as a result of its acquisition of Nitec in April 2010. Developed technology is associated with the Company’s marketed product LODOTRA in Europe and is amortized on a straight-line basis over its estimated useful life of twelve years. IPR&D is associated with the Company’s U.S. rights to RAYOS, which was initially classified as an indefinite-lived asset. On July 26, 2012, the FDA approved RAYOS for the treatment of a broad range of indications. The approval will cause the Company to reclassify its IPR&D asset to a finite lived asset in July 2012 in addition to requiring the Company to conduct a fair value assessment related to the carrying value of the IPR&D asset during the third quarter of 2012.

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

During the six months ended June 30, 2012, the Company did not identify any events or circumstances that would indicate that its intangible assets might be impaired and an interim impairment test was not performed. If estimated cash flows related to the Company’s IPR&D asset decrease, the Company may be required to further impair this asset in the future. Additionally, changes in the broader economic markets or other adverse factors could result in further changes to our market value and projected cash flows, which would impact the estimated fair values and may require the Company to record additional impairment charges in the future.

As of June 30, 2012, and December 31, 2011, intangible assets subject to amortization consisted of the following:

	As of June 30, 2012			As of December 31, 2011
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$40,482	$(7,590)	$32,893	$41,680	$(6,078)	$35,602

Amortization expense of the Company’s developed technology was $856 and $972 for the three months ended June 30, 2012, and 2011, respectively, and was $1,748 and $1,899 for the six months ended June 30, 2012, and 2011, respectively. As of June 30, 2012, estimated future amortization expense was as follows:

2012	$1,745
2013	3,489
2014	3,489
2015	3,489
2016 and thereafter	20,681

Total	$32,893

Additionally, as of June 30, 2012 and December 31, 2011, the Company had $35,586 and $36,638, respectively, of intangible assets not subject to amortization related to its IPR&D asset.

NOTE 8 – OTHER ASSETS

Other assets as of June 30, 2012, and December 31, 2011, consisted of the following:

	June 30,	December 31,
	2012	2011

Deferred financing costs	$3,541	$—
Long-term inventory deposits	498	505
Long-term rent deposits	40	42

Total other assets	$4,079	$547

NOTE 9 – ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2012, and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011

Payroll related expenses	$3,557	$4,237
Sales and marketing expenses	1,095	1,199
Deferred rent	767	811
Accrued rebates and royalties	1,859	694
Clinical and regulatory expenses	336	439
Professional services	362	394
Contract manufacturing expenses	136	220
Taxes and licenses	73	196
Interest expense	2,536	163
Consulting services	212	150
Accrued other	216	423

Total accrued liabilities	$11,149	$8,926

NOTE 10 – FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis within the fair value hierarchy under ASC Topic 820—Fair Value Measurements (“ASC 820”). Assets and liabilities are measured at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 —Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2 —Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes a market value approach to measure fair value for its money market funds. The market value approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets measured at fair value on a recurring basis subject to the disclosure requirements ASC 820 at June 30, 2012, and December 31, 2011, were as follows:

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$55,049	$—	$—	$55,049

Total assets at fair value	$55,049	$—	$—	$55,049

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$15,448		$—	$15,448

Total assets at fair value	$15,448	$—	$—	$15,448

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

In September 2011, the Company entered into an office lease agreement for approximately 22,000 square feet of office space in Deerfield, Illinois, which was effective August 31, 2011. The initial term of the lease commenced on December 1, 2011, and expires on June 30, 2018. The minimum net rent is initially approximately $30 per month during the first year and will increase each year during the initial term, up to approximately $35 per month after the sixth year. The Company has the option to extend the lease for an additional five-year term, which would commence upon the expiration of the initial term. In August 2012, the Company entered into an additional lease agreement to expand the office space available to it by an additional 4,900 square feet in the same Deerfield, Illinois facility as its existing office space. The lease term coincides with its original lease in this facility and runs through June 30, 2018. The initial rent on the additional lease will be $7 per month and will increase up to a maximum of $8 per month after the sixth year.

The Company’s subsidiary, Horizon Pharma AG, leases its offices in Reinach, Switzerland and in Mannheim, Germany. The Reinach office lease rate is $7 (6 CHF) per month, expiring on May 31, 2015. The Mannheim office lease rate is approximately $6 (5 Euros) per month, expiring on December 31, 2014.

Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG. Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The Company committed to a minimum purchase of RAYOS/LODOTRA tablets from Jagotec for five years from the date of first launch of RAYOS/LODOTRA in a major country, as defined in the agreement, which was in April 2009. At June 30, 2012, the minimum remaining purchase commitment was $2,041 based on tablet pricing in effect under the agreement.

In May 2011, the Company entered into a manufacturing and supply agreement with sanofi-aventis U.S. Pursuant to the agreement, sanofi-aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from sanofi-aventis U.S. for our commercial requirements of DUEXIS in North America and certain countries and territories in Europe, including the European Union member states and Scandinavia, and South America. At June 30, 2012, the purchase commitment was $1,616 based on binding purchase orders issued from the Company to sanofi-aventis U.S. for DUEXIS to be delivered through September 2012.

Royalty Agreement

In connection with the August 2004 development and license agreement with SkyePharma AG (“SkyePharma”) and Jagotec AG, a wholly-owned subsidiary of SkyePharma, regarding certain proprietary technology and know-how owned by SkyePharma, Jagotec is entitled to receive a single digit percentage royalty on net sales of RAYOS/LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the net sales of LODOTRA, such as license fees, and lump sum and milestone payments. Royalty expense recognized in cost of goods sold during the three months ended June 30, 2012 and 2011 was $98 and $107, respectively, and $259 and $255 for the six months ended June 30, 2012 and 2011, respectively.

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

NOTE 12 – LEGAL PROCEEDINGS

On February 15, 2012, the Company received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc. (“Par Pharmaceutical”) advising that Par Pharmaceutical had filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. Par Pharmaceutical has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. In March 2012, the Company filed a patent infringement lawsuit against Par Pharmaceutical and Par Pharmaceutical Companies, Inc. for filing an ANDA against DUEXIS. A trial date is currently set for the first quarter of 2014. All of the Company’s issued U.S. patents covering DUEXIS are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Under the FDA’s rules and regulations, because the Company initiated a patent infringement suit to defend a patent identified in the Paragraph IV notice within 45 days after the FDA’s receipt of the notice, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the infringement case that the patent is not infringed or invalid.

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2012, and December 31, 2011, consisted of the following:

	June 30,	December 31,
	2012	2011

Senior Secured Loan	$60,333	$—
Oxford Facility	—	16,598
Kreos Facility	—	2,840

	60,333	19,438
Current debt maturities	(3,978)	(3,604)
Debt discount	(9,214)	—

Long-term debt, net of current maturities	$47,141	$15,834

On April 1, 2010, in connection with the acquisition of Nitec, Horizon Pharma AG renegotiated the payment terms of an existing 7,500 Euro debt facility (the “Kreos Facility”) with Kreos Capital III (UK) Limited (“Kreos”). In June 2011, in connection with the debt facility with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) described below (the “Oxford Facility”), the Company paid Kreos $1,450 (1,000 Euros) in exchange for Kreos’ consent to a partial assignment of the Kreos Facility to Horizon Pharma, Inc. As a result, Horizon Pharma, Inc. became a co-lender with Kreos to Horizon Pharma AG. The Company also issued a warrant to Kreos to purchase an aggregate of 100,000 shares of its Series B convertible preferred stock with an exercise price of $0.01 per share, which became a warrant to purchase an aggregate of 42,122 shares of common stock upon the completion of the Company’s initial public offering. In March 2012, Kreos exercised this warrant (see Note 14). Refer to Note 9 to the Company’s consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2011 for further discussion of the Kreos Facility and Oxford Facility.

In February 2012, the Company entered into a $60,000 Senior Secured Loan with a group of institutional investors. The Company used $22,381 of the Senior Secured Loan proceeds to repay the Oxford Facility and the Kreos Facility. As a result of the extinguishment of the Oxford Facility and Kreos Facility, the Company incurred a $2,973 loss on debt extinguishment from the write-off of the remaining debt discount, pre-payment penalty, interest and end of loan fees. The loss on the extinguishment of debt is included in interest expense in the condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2012.

Under the terms of the Senior Secured Loan, the outstanding principal accrues interest until maturity in January 2017 at a rate of 17% per annum, payable quarterly unless repaid earlier. The Senior Secured Loan allows the Company to pay the full 17% interest when due or pay 12% interest in cash and the remaining 5% interest in the form of incremental debt (“payment in kind borrowings”). Beginning in April 2013, and each quarter thereafter, the lenders may require the Company to repay $3,978 of the loan principal. The Company may also prepay the loan at any time, subject to certain prepayment premiums. In connection with the Senior Secured Loan, the Company also issued warrants to the lenders to purchase up to an aggregate of 3,277,191 shares of common stock at an exercise price of $0.01 per share. The warrants will become exercisable 180 days after issuance and will remain exercisable until the maturity date of the Loan on January 22, 2017, subject to limited exceptions. The Senior Secured Loan is secured by a lien on substantially all of the Company’s assets including intellectual property, and the Company pledged all of its equity interests in Horizon Pharma USA, Inc. and 65% of its equity interests in Horizon Pharma AG.

The Senior Secured Loan restricts the Company’s ability to incur additional indebtedness, incur liens, pay dividends and engage in significant business transactions, such as a change of control, so long as the Company owes any amounts to the lenders under the related loan agreements. If the Company defaults under its Senior Secured Loan, its lenders may accelerate all of its repayment obligations and take control of the pledged assets. The Company’s lenders could declare the Company in default under its debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect upon it as defined under the loan agreements, thereby requiring the Company to repay the loan immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Among other loan covenant requirements, the Senior Secured Loan also requires the Company to maintain a minimum level of liquidity in the near-term of at least $10,000 at all times during the term of the loan unless its quarterly consolidated EBITDA is at least $6,000 and to meet specified minimum net revenues during a trailing twelve-month period commencing on June 30, 2012. The negative covenants include, among other things, restrictions on transferring or licensing the Company’s assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on the Company’s assets, in each case subject to customary exceptions. In April 2012, the Company elected to pay the 12% interest in cash and the remaining 5% interest due of $333 was added to the principal loan balance as a payment in kind borrowing. At June 30, 2012, the outstanding balance on the Senior Secured Loan was $60,333 and the Company was in compliance with all applicable financial loan covenants.

NOTE 14 – STOCKHOLDERS’ EQUITY

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

In March 2012, warrants to purchase an aggregate of 42,122 shares of the Company’s common stock were exercised in a cashless exercise resulting in the issuance of 41,797 shares of common stock.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has entered into consulting agreements with three stockholders, two of whom previously served as directors of Horizon Pharma USA. Two of the consulting agreements terminated as of December 31, 2011, while one remains in effect. In addition, the Company’s wholly-owned subsidiary, Horizon Pharma AG, has entered into a consulting agreement with a former owner and majority shareholder of Nitec. Consulting fees paid to related parties during the three months ended June 30, 2012 and 2011 were $179 and $173, respectively, and $367 and $398 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 16 – INCOME TAXES

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

The following table presents the benefit for income taxes for the three and six months ended June 30, 2012, and 2011, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Loss before benefit for income taxes	$(22,941)	$(11,823)	$(46,831)	$(19,677)
Benefit for income taxes	(159)	(186)	(323)	(368)

Net loss	$(22,782)	$(11,637)	$(46,508)	$(19,309)

At June 30, 2012, the Company had a net deferred tax liability of $8,948 primarily related to temporary differences in indefinite-lived assets. The decrease in income tax benefit during the three months ended June 30, 2012, was due to foreign currency translation resulting from a decline in value of the Euro as compared to the prior year.

NOTE 17 – EQUITY INCENTIVE PLANS

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

On December 15, 2011, the Company’s board of directors approved an additional 100,000 shares to be available for issuance under the 2011 Purchase Plan, effective as of January 1, 2012. As of June 30, 2012, 60,895 shares had been issued and an aggregate of 502,457 shares of common stock were authorized and available for issuance under the 2011 Purchase Plan.

In June 2012, the Company issued 43,123 shares of its common stock in connection with purchases under the Company’s 2011 Purchase Plan.

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

In July 2010, the Company’s Board of Directors adopted the 2011 Plan and in June 2011, the Company’s stockholders approved the 2011 Plan, and it became effective upon the signing of the underwriting agreement related to the Company’s initial public offering, on July 28, 2011. The 2011 Plan had an initial reserve of 3,366,228 shares of common stock, including 460,842 shares of common stock previously reserved for future issuance under the 2005 Plan, 1,304,713 shares of common stock reserved for future issuance upon the exercise of options outstanding under the 2005 Plan as of the 2011 Plan’s effective date and 1,600,673 new shares of common stock reserved. The 2011 Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance on January 1, from 2012 until 2021. The number of shares added each year will be equal to the least of: (a) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (b) 1,474,304 shares of common stock; or (c) a number of shares of common stock that may be determined each year by the board of directors that is less than (a) and (b). On December 15, 2011, pursuant to the terms of the 2011 Plan, the Company’s board of directors approved additional shares available for issuance under the 2011 Plan of 672,500 shares, effective as of January 1, 2012. As of June 30, 2012, the Company had reserved 671,709 shares of common stock for issuance under the 2011 Plan.

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

Stock Option Plans

The following table summarizes stock option activity during the six months ended June 30, 2012 as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2011	2,532,262	$9.93
Granted	177,030	$3.98
Exercised	—	—
Forfeited	(163,495)	$7.74
Cancelled	—	—

Outstanding as of June 30, 2012	2,545,797	$9.62

Exercisable as of June 30, 2012	1,023,836	$14.08

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the six months ended June 30, 2012, and 2011, and assumptions used to value stock options, are as follows:

	Six Months Ended June 30,
	2012	2011
Dividend yield	—	—
Risk-free interest rate	1.0%	2.8%
Weighted average volatility	89.7%	64.0%
Expected life (in years)	5.95	6.25
Weighted average grant date fair value per share of options granted	$3.12	$13.2

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

During the six months ended June 30, 2012 and 2011, the Company utilized a forfeiture rate of 5% for estimating the forfeitures of stock options granted.

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June, 2012 as follows:

	Number of Units	Weighted Average Grant-Date Fair Value Per Units

Outstanding as of December 31, 2011	304,890	$4.96
Granted	520,000	$4.20
Vested	(72,000)	$4.20
Forfeited	(4,341)	$4.96

Unvested shares outstanding as of June 30, 2012	748,549	$4.50

In January 2012, the Compensation Committee of the Board of Directors of the Company granted 510,000 restricted stock units to senior management of the Company. The restricted stock units are performance based and require the achievement of certain Company defined milestones, with awards being granted in the form of common stock on the earlier of termination of service or December 31, 2012. In March 2012, certain performance goals related to financing activities were met, which resulted in the vesting of 72,000 restricted stock units and a corresponding acceleration of stock-based compensation expense related to these units.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months June 30, 2012, and 2011, as follows:

	Six Months Ended June 30,
	2012	2011
Stock-based compensation expense:
Research and development	$608	$400
Sales and marketing	523	148
General and administrative	1,359	677

Net effect of stock-based compensation expense on net loss	$2,490	$1,225

As of June 30, 2012, the Company estimates that pre-tax compensation expense of $8,656 for all unvested share-based awards, including both stock options and restricted stock units will be recognized through the third quarter of 2015. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of its common stock which have been reserved under the 2011 Plan.

NOTE 18 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 19 – DISTRIBUTION, MANUFACTURING AND SUPPLY AGREEMENTS

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

On June 14, 2012, the Company entered into a co-promotion agreement with Mallinckrodt LLC (“Mallinckrodt”), the pharmaceutical business of Covidien plc (the “Mallinckrodt Agreement”), pursuant to which the Company engaged Mallinckrodt on a non-exclusive basis to promote DUEXIS in the United States, excluding any territories or possessions and excluding Puerto Rico. Under the terms of the Mallinckrodt Agreement, Mallinckrodt has agreed to use commercially reasonable efforts to promote DUEXIS to an agreed list of physician promotion targets. Mallinckrodt is required to achieve minimum levels of prescriptions from targeted physicians on a quarterly basis during the term of the Mallinckrodt Agreement, and the Company agreed not to grant to any third party the right to co-promote DUEXIS to those targeted physicians in the agreed upon territory during the term, other than an existing third party agreement. Under the terms of the Mallinckrodt Agreement, the Company is responsible for the manufacture, supply and distribution of DUEXIS.

NOTE 20 – SUBSEQUENT EVENTS

On July 26, 2012, the FDA approved RAYOS for the treatment of a broad range of diseases including RA, PMR, PsA, AS, asthma and COPD. The Company’s initial focus will be the launch of RAYOS in rheumatologic diseases such as RA and PMR in the fourth quarter of 2012.

On August 1, 2012, the Company filed a registration statement on Form S-3 which allows the Company to offer and sell up to an aggregate of $175,000 worth of common stock, preferred stock, debt securities and/or warrants in public offerings.

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

(Dollars are presented in thousands except share data or unless otherwise stated)

OUR BUSINESS

We are a biopharmaceutical company that is developing and commercializing innovative medicines to target unmet therapeutic needs in arthritis, pain and inflammatory diseases. On April 23, 2011, the U.S. Food and Drug Administration, or FDA, approved DUEXIS®, a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis, or RA, and osteoarthritis and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. In the second half of 2011, we hired our initial commercial organization and completed sales force training, and we began detailing DUEXIS to physicians in December 2011 and held our launch meeting for DUEXIS in the U.S. in January 2012. In June 2012, we began expanding our commercial organization and expect to almost double its original size by the end of the third quarter of 2012, to approximately 150 field sales representatives. In June 2012, we also engaged Mallinckrodt LLC, the pharmaceutical business of Covidien plc, on a non-exclusive basis to co-promote DUEXIS in the U.S. and entered into an exclusive collaboration, license and supply agreement with Grünenthal S.A. for the potential commercialization of DUEXIS in Latin America. In October 2010, we submitted a Marketing Authorization Application, or MAA, for DUEXIS in the United Kingdom, or UK, the Reference Member State, through the Decentralized Procedure. In February 2012, we withdrew and updated the DUEXIS MAA submission to include the recently approved manufacturing site in Laval, Quebec through the National Procedure in the UK. We anticipate a decision on the MAA in the fourth quarter of 2012.

Our second product, RAYOS®, known as LODOTRA® outside the U.S., is a proprietary delayed release formulation of low-dose prednisone that is currently marketed in Europe by our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, for the treatment of moderate to severe, active RA in adults, particularly when accompanied by morning stiffness. In addition, we have granted to Mundipharma commercialization rights to LODOTRA in Asia and Latin America. On July 26, 2012, the FDA approved RAYOS for the treatment of a broad range of diseases including RA, polymyalgia rheumatica, or PMR, psoriatic arthritis, ankylosing spondylitis, asthma and chronic obstructive pulmonary disease. We expect to commence commercial sales of RAYOS in the U.S. for rheumatologic diseases such as RA and PMR during the fourth quarter of 2012. Our strategy is to commercialize our products in the U.S. and to enter into licensing or additional distribution agreements for commercialization of our products outside the U.S.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2012 and 2011

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

	Three Months Ended June 30,
	2012	2011	Increase / (Decrease)

Gross sales	$4,608	$1,335	$3,273
Sales discounts and allowances	(767)	—	(767)

Net sales	3,841	1,335	2,506
Cost of good sold	2,855	2,104	751

Gross profit (loss)	986	(769)	1,755

Operating expenses
Research and development	4,233	3,462	771
Sales and marketing	10,543	1,169	9,374
General and administrative	4,555	3,348	1,207

Total operating expenses	19,331	7,979	11,352

Operating loss	(18,345)	(8,748)	(9,597)

Other income (expense)
Interest expense, net	(3,191)	(3,185)	(6)
Foreign exchange (loss) gain	(1,401)	110	(1,511)
Other expense	(4)	—	(4)

Total other expense, net	(4,596)	(3,075)	(1,521)

Net loss before benefit for income taxes	(22,941)	(11,823)	(11,118)
Benefit for income taxes	(159)	(186)	27

Net loss	$(22,782)	$(11,637)	$(11,145)

Sales. During the three months ended June 30, 2012, gross sales and net sales were $4,608 and $3,841, respectively, compared to $1,335 in gross and net sales during the three months ended June 30, 2011. DUEXIS gross sales were $2,073 and net sales were $1,564 after deducting trade discounts and allowances of $252 and co-pay assistance costs of $257, and represented 45% of gross sales and 41% of net sales during the quarter ended June 30, 2012. Gross and net sales for LODOTRA increased 90% and 71%, respectively, during the three months ended June 30, 2012 compared to the same period in the prior year as a result of higher product shipments to our European distribution partner, Mundipharma.

We have determined that shipment of DUEXIS to wholesale distributors and retail chains does not currently meet the criteria for revenue recognition at the time of shipment which requires a reliable estimate of returns based on history. Therefore, we continue to defer DUEXIS revenue recognition until the right of return no longer exists, which is the earlier of DUEXIS being dispensed through patient prescriptions or the expiration of the right of return (twelve months after the expiration date of the product). As of June 30, 2012, we had $1,301 in deferred revenue on our balance sheet related to DUEXIS shipments.

Cost of Goods Sold. Cost of goods sold increased $751, from $2,104 during the three months ended June 30, 2011, to $2,855 during the three months ended June 30, 2012. The increase in cost of goods sold was primarily the result of $500 of DUEXIS direct product costs, which were absent in the prior year period and $300 in higher product costs for LODOTRA as a result of higher product sales.

Research and Development Expenses. Research and development expenses increased $771, from $3,462 during the three months ended June 30, 2011, to $4,233 during the three months ended June 30, 2012. The increase in research and development expenses was primarily associated with a $600 increase in medical education and related grants.

Sales and Marketing Expenses. Sales and marketing expenses increased $9,374, from $1,169 during the three months ended June 30, 2011, to $10,543 during the three months ended June 30, 2012. The increase in expense was primarily attributable to ongoing sales and promotional efforts related to our DUEXIS product launch, including a $4,600 increase in salaries and benefits expense associated with additional staffing of our sales and marketing functions, a $2,300 increase in market research and marketing programs, a $1,400 increase in consulting and outside service costs and a $800 increase in samples and marketing materials.

General and Administrative Expenses. General and administrative expenses increased $1,207, from $3,348 during the three months ended June 30, 2011, to $4,555 during the three months ended June 30, 2012. The increase in general and administrative expenses was primarily due to a $700 increase in stock-based compensation expense, a $400 increase in salaries and benefits expense associated with an increase in administrative personnel, a $300 increase in legal costs associated with intellectual property related matters and public company compliance fees and $200 in higher rent and insurance costs, partially offset by a reduction in consulting expenses during the second quarter current of 2012.

Interest Expense, Net. Interest expense, net was $3,185 during the three months ended June 30, 2011, compared to $3,191 during the three months ended June 30, 2012. Interest expense during the three months ended June 30, 2012 was primarily the result of incremental interest expense associated with higher borrowing balances under our $60,000 senior secured loan with a group of institutional investors, or Senior Secured Loan, partially offset by the absence of debt extinguishment costs. During the three months ended June 30, 2011, we incurred $1,900 of interest expense related to extinguishment of our debt facility with Kreos Capital III (UK) Limited and Silicon Valley Bank, or Kreos-SVB facility.

Foreign Exchange (Loss) Gain, Net. During the three months ended June 30, 2012, foreign exchange loss was $1,401 compared to a foreign exchange gain of $110 during the three months ended June 30, 2011. The foreign exchange loss during the second quarter of 2012 was associated with a decline in the value of the Euro against the U.S. dollar during the three months ended June 30, 2012, which resulted in an unfavorable currency impact for our Horizon Pharma AG subsidiary.

Income Tax Benefit. Income tax benefit decreased $27, from $186 during the three months ended June 30, 2011, to $159 during the three months ended June 30, 2012. The decrease in income tax benefit was primarily due to foreign currency translation resulting from a decline in value of the Euro as compared to the prior year.

Net Loss. Net loss increased from $11,637 during the three months ended June 30, 2011, to $22,782 during the three months ended June 30, 2012, primarily as a result of the increase in expenses described above, and partially offset by higher sales and gross profit.

Comparison of Six Months Ended June 30, 2012 and 2011

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

	Six Months Ended June 30,
	2012	2011	Increase / (Decrease)

Gross sales	$7,516	$3,127	$4,389
Sales discounts and allowances	(1,152)	—	(1,152)

Net sales	6,364	3,127	3,237
Cost of goods sold	4,922	3,943	979

Gross profit (loss)	1,442	(816)	2,258

Operating expenses
Research and development	8,302	6,190	2,112
Sales and marketing	21,515	2,285	19,230
General and administrative	9,758	6,449	3,309

Total operating expenses	39,575	14,924	24,651

Operating loss	(38,133)	(15,740)	(22,393)

Other income (expense)
Interest expense, net	(7,742)	(4,469)	(3,273)
Foreign exchange (loss) gain	(900)	532	(1,432)
Other expense	(56)	—	(56)

Total other expense, net	(8,698)	(3,937)	(4,761)

Net loss before benefit for income taxes	(46,831)	(19,677)	(27,154)
Benefit for income taxes	(323)	(368)	45

Net loss	$(46,508)	$(19,309)	$(27,199)

Sales. During the six months ended June 30, 2012, gross sales and net sales were $7,516 and $6,364, respectively, compared to $3,127 in gross sales and net sales during the six months ended June 30, 2011. DUEXIS gross sales were $3,211 and net sales were $2,502 after deducting trade discounts and allowances of $307 and co-pay assistance costs of $402, and represented 43% of gross sales and 39% of net sales during the six months ended June 30, 2012. Gross and net sales for LODOTRA increased 39% and 26%, respectively, during the six months ended June 30, 2012 compared to the same period in the prior year as a result of higher product shipments to the Company’s distribution partner, Mundipharma.

Cost of Goods Sold. Cost of goods sold increased $979, from $3,943 during the six months ended June 30, 2011, to $4,922 during the six months ended June 30, 2012. The increase in cost of goods sold was primarily the result of $800 of DUEXIS direct product costs, which were absent in the prior year period and $300 in higher product costs for LODOTRA as a result of higher product sales compared to the prior year period.

Research and Development Expenses. Research and development expenses increased $2,112, from $6,190 during the six months ended June 30, 2011, to $8,302 during the six months ended June 30, 2012. The increase in research and development expense was primarily associated with a $2,100 increase in salaries and benefits expense in support of our RAYOS new drug application and expenses associated with DUEXIS clinical studies.

Sales and Marketing Expenses. Sales and marketing expenses increased $19,230, from $2,285 during the six months ended June 30, 2011, to $21,515 during the six months ended June 30, 2012, which was primarily attributable to initial staffing of our sales and marketing functions during the fourth quarter of 2011, resulting in $10,700 in higher salaries and benefits expenses. In addition, primarily as a result of ongoing sales and promotional efforts for our DUEXIS product launch, during the six months ended June 30, 2012, advertising and promotional efforts increased $4,900, samples and marketing expenses increased $1,200, market research expenses increased $1,000 and consulting fees increased $800.

General and Administrative Expenses. General and administrative expenses increased $3,309, from $6,449 during the six months ended June 30, 2011, to $9,758 during the six months ended June 30, 2012 due to a $1,500 increase in salaries and benefits expense associated with an increase in administrative personnel, $900 in higher legal and consulting costs associated with intellectual property related matters and public company compliance costs and a $300 in higher insurance and rent expense.

Interest Expense, Net. Interest expense, net increased $3,273, from $4,469 during the six months ended June 30, 2011, to $7,742 during the six months ended June 30, 2012. The increase in interest expense was primarily attributable to higher borrowing balances under our Senior Secured Loan and higher debt extinguishment costs. During the six months ended June 30, 2011, there was $1,900 charge related to the loss on extinguishment of the Kreos-SVB facility compared to a $2,500 charge related to extinguishment of our debt facility with Oxford Finance LLC and Silicon Valley Bank, or Oxford facility, and our debt facility with Kreos Capital III (UK) Limited, or Kreos facility, during the six months ended June 30, 2012.

Foreign Exchange (Loss) Gain, Net. During the six months ended June 30, 2012, foreign exchange loss was $900 compared to a foreign exchange gain of $532 during the six months ended June 30, 2011. The foreign exchange loss reporting during the six months ended June 30, 2012 was associated with a continuing decline in the value of the Euro against the U.S. dollar during the current year, which resulted in an unfavorable currency impact for our Horizon Pharma AG subsidiary, compared to a gain in the Euro versus the U.S. dollar during the corresponding period in 2011.

Other Expense. Other expense was $56 during the six months ended June 30, 2012 and primarily represented a loss on disposal of office furniture recorded during the first quarter of 2012.

Income Tax Benefit. Income tax benefit decreased $45, from $368 during the six months ended June 30, 2011, to $323 during the six months ended June 30, 2012. The decrease in income tax benefit was primarily due to foreign currency translation resulting from a decline in value of the Euro vs. the U.S. dollar as compared to the prior year.

Net Loss. Net loss increased from $19,309 during the six months ended June 30, 2011, to $46,508 during the six months ended June 30, 2012, primarily as a result of the increase in expenses described above, partially offset by higher sales and gross profit.

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

Revenue from product deliveries.

We recognize revenue from the delivery of our products when delivery has occurred, title has transferred to the partner, distributor or retail chain, the selling price is fixed or determinable, the right of return no longer exists (which is the earlier of product being dispensed through patient prescriptions or the expiration of the right of return) or product returns can be reasonably estimated, collectability is reasonably assured and we have no further performance obligations. Products sold to our wholesale distributors and retail chains are recognized based on the amount of product sold through to the end user consumer until such time as a reasonable estimate of allowances for product returns, rebates and discounts can be made.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of June 30, 2012, we had an accumulated deficit of $266,825. We anticipate that we will continue to incur net losses for at least the next few years. We expect that our development, sales and marketing, and general and administrative expenses will continue to increase as a result of our development and commercialization of DUEXIS and RAYOS/LODOTRA. As a result, we will need to generate significant net product sales, and royalty and other revenues to achieve profitability.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes. As of June 30, 2012, we had $63,460 in cash and cash equivalents. In February 2012, we entered into the $60,000 Senior Secured Loan. We used $22,381 of the loan proceeds to repay the remaining obligations under the Oxford facility and the Kreos facility. Under the terms of the Senior Secured Loan, the outstanding principal accrues interest until maturity in January 2017 at a rate of 17% per annum, payable quarterly unless repaid earlier. The Senior Secured Loan allows us to pay the full 17% interest when due or pay 12% interest in cash and the remaining 5% interest in the form of incremental debt. Beginning in April 2013, and for each quarter thereafter, the lenders may require us to repay $4,000 of the loan principal. We may prepay the loan at any time, subject to certain prepayment premiums. In connection with the Senior Secured Loan, we also issued warrants to the lenders to purchase up to an aggregate of approximately 3,277,191 shares of our common stock at an exercise price of $0.01 per share. The warrants will become exercisable 180 days after issuance and will remain exercisable until the maturity date of the Loan on January 22, 2017, subject to limited exceptions. The Senior Secured Loan is secured by a lien covering substantially all of our assets including intellectual property in addition to pledging all of our equity interests in Horizon Pharma USA, Inc. and 65% of our equity interests in Horizon Pharma AG.

The Senior Secured Loan restricts our ability to incur additional indebtedness, incur liens, pay dividends and engage in significant business transactions, such as a change of control, so long as we owe any amounts to the lenders under the related loan agreements. If we default under our Senior Secured Loan, our lenders may accelerate all of our repayment obligations and take control of our pledged assets. Our lenders could declare us in default under our debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect upon us as defined under the loan agreements, thereby requiring us to repay the loans immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Among other loan covenant requirements, the Senior Secured Loan also requires us to maintain a minimum level of liquidity of at least $10,000 at all times during the term of the loan unless our quarterly consolidated EBITDA is at least $6,000 and to meet specified minimum net revenues during a trailing twelve-month period commencing on June 30, 2012. The negative covenants include, among other things, restrictions on transferring or licensing our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions and creating other liens on our assets, in each case subject to customary exceptions. In April 2012, we elected to pay the 12% interest in cash and the remaining 5% interest of $333 was added to the principal loan balance as incremental debt. At June 30, 2012, the outstanding balance on the Senior Secured Loan was $60,333.

As of June 30, 2012, we were in compliance with all applicable financial covenants under the Senior Secured Loan. However, our ability to comply with the operating and financial covenants under the Senior Secured Loan in future periods will be dependent on several factors including; the continued growth of the arthritis, pain and inflammation markets; whether we are able to obtain marketing approvals for DUEXIS in Europe; acceptance of our products by patients, primary care specialists and other key specialists, including rheumatologists, orthopedic surgeons and pain specialists; and potential or perceived advantages or disadvantages of our products over alternative treatments, including cost of treatment and relative convenience and ease of administration. Changes in key markets or our inability to execute our operating plan could result in non-compliance with our operating and financial covenants which may adversely affect our cost of financing or cause an acceleration of our debt obligations.

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

On August 1, 2012, we filed a registration statement on Form S-3 which allows us to offer and sell up to an aggregate of $175,000 worth of common stock, preferred stock, debt securities and/or warrants in public offerings.

We are required to maintain compliance with applicable Swiss laws with respect to our Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. We review on a regular basis whether our Swiss subsidiary is overindebted. As of December 31, 2011, and June 30, 2012, the Company’s Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. We will continue to monitor and review steps to address any overindebtedness, until such time as our Swiss subsidiary generates positive income at a statutory level, which could require us to have cash at our Swiss subsidiary in excess of its near term operating needs and could affect our ability to have sufficient cash at our U.S. subsidiary to meet its near term operating needs. The following table provides a summary of our cash flows for the six months ended June 30, 2012 and 2011, as follows:

	Six Months Ended June 30,
	2012	2011

Cash provided by (used in):
Operating activities	$(36,647)	$(10,646)
Investing activities	$(1,043)	$(36)
Financing activities	$83,386	$10,857

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June 30, 2012 and 2011, net cash used in operating activities was $36,647 and $10,646, respectively. The increase in net cash used in operating activities was primarily attributable to higher sales and marketing costs during the six months ended June 30, 2012 in connection with our product launch of DUEXIS, which resulted in higher salaries and benefits expenses associated with staffing our sales and administrative functions in addition to higher marketing and promotional expenses compared to the prior year.

Investing Cash Flows

During the six months ended June 30, 2012 and 2011, net cash flows used in investing activities was $1,043 and $36, respectively, and the increase in the current period represented capital expenditures related to purchases associated with laptop computers for new employees and other computer hardware.

Financing Cash Flows

During the six months ended June 30, 2012 and 2011, net cash provided by financing activities was $83,386 and $10,857, respectively. The increase in net cash provided by financing activities was primarily the result of our debt refinancing and private equity offering completed during the first quarter of 2012. In February 2012, we entered into our $60,000 Senior Secured Loan with a group of institutional lenders. As part of the closing of the Senior Secured Loan, we repaid outstanding principal under the Oxford and Kreos debt facilities totaling $19,730. In March 2012, we received gross proceeds of $50,820 and net proceeds of $47,475, after deducting $3,345 in issuance costs from the sale of 14,033,829 shares of our common stock and warrants to purchase an aggregate of 3,508,448 shares of our common stock to certain institutional and accredited investors in a private equity placement.

Contractual Obligations

During the three months ended June 30, 2012, there were no material changes outside the ordinary course of business to our contractual obligations as previously disclosed in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 11, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in this report.

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

Foreign Currency Risk. Our sales contracts relating to LODOTRA are principally denominated in Euros and therefore, until we derive material revenues from sales of DUEXIS and RAYOS, which was approved on July 26, 2012, in the U.S., our revenues will be subject to significant foreign currency risk. We also incur certain operating expenses in currencies other than the U.S. dollar in relation to Horizon Pharma AG; therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had minimal impact on our results of operations and cash flows.

Inflation Risk. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 15, 2012, we received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc., or Par Pharmaceutical, advising that Par Pharmaceutical had filed an Abbreviated New Drug Application, or ANDA, with the FDA for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. Par Pharmaceutical has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. In March 2012, we filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical and Par Pharmaceutical Companies, Inc. for filing an ANDA against DUEXIS. A trial date is currently set for the first quarter of 2014. All of our issued U.S. patents covering DUEXIS are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Under the FDA’s rules and regulations, because we initiated a patent infringement suit to defend a patent identified in the Paragraph IV notice within 45 days after the FDA’s receipt of the notice, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the infringement case that the patent is not infringed or invalid.

Item 1A: Risk Factors

You should consider carefully the risks described below, together with all of the other information included in this report, and in our other filings with the Securities and Exchange Commission, or SEC, before deciding whether to invest in or continue to hold our common stock. The risks described below are all material risks currently known, expected or reasonably foreseeable by us. If any of these risks actually occurs, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Risks Related to Our Business and Industry

Our ability to generate revenues from any approved products will be subject to attaining significant market acceptance among physicians, patients and healthcare payers.*

DUEXIS and RAYOS/LODOTRA and our other product candidates, if approved, may not attain market acceptance among physicians, patients, healthcare payers or the medical community. In the U.S. market, we began selling DUEXIS in December 2011 and are continuing to expand our sales force. We have not yet begun commercial sales of RAYOS, which was recently approved by the FDA in July 2012. Outside the U.S., LODOTRA has only been sold in a limited number of European countries. Sales of DUEXIS and LODOTRA have been limited to date and sales may not grow to expected levels, in part because, with respect to LODOTRA, we depend on our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, for commercialization outside the U.S. We believe that the degree of market acceptance and our ability to generate revenues from any products for which we obtain marketing approval will depend on a number of factors, including:

•	timing of market introduction of our products as well as competitive drugs;

•	efficacy and safety of our products;

•	continued projected growth of the arthritis, pain and inflammation markets;

•	prevalence and severity of any side effects;

•	acceptance by patients, primary care specialists and key specialists, including rheumatologists, orthopedic surgeons and pain specialists;

•	the performance of our distribution and co-promotion partners, over which we have limited control;

•	potential or perceived advantages or disadvantages of our products over alternative treatments, including cost of treatment and relative convenience and ease of administration;

•	strength of sales, marketing and distribution support;

•	the price of our products, both in absolute terms and relative to alternative treatments;

•	the effect of current and future healthcare laws;

•	availability of coverage and adequate reimbursement and pricing from government and other third-party payers; and

•	product labeling or product insert requirements of the Food and Drug Administration, or FDA, or other regulatory authorities.

With respect to DUEXIS, studies indicate that physicians do not commonly co-prescribe GI protective agents to high-risk patients taking NSAIDs. We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs of the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions. If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS will be limited. Some physicians may also be reluctant to prescribe DUEXIS due to the inability to vary the dose of ibuprofen or if they believe treatment with NSAIDs or GI protective agents other than ibuprofen and famotidine, including those of our competitors, would be more effective for their patients. With respect to both DUEXIS and RAYOS/LODOTRA, their higher cost compared to the generic forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers. If DUEXIS, RAYOS/LODOTRA or our other product candidates that are approved fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects.

Our current business plan is highly dependent upon our ability to successfully execute on our sales and marketing strategy for the commercialization of DUEXIS and RAYOS/LODOTRA. If we are unable to successfully execute on our sales and marketing strategy, we may not be able to generate significant product revenues or execute on our business plan.*

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercial launches of DUEXIS and RAYOS, which was approved on July 26, 2012, in the U.S. market. We may not be able to successfully commercialize either DUEXIS or RAYOS in the U.S. Prior to initial detailing in December 2011 and our commercial launch of DUEXIS in the U.S. in December 2011, we did not have any experience commercializing pharmaceutical products on our own. LODOTRA was commercially launched in Europe by our exclusive distribution partners Merck Serono and Mundipharma. In order to commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. We currently have limited resources and the continued development of our own commercial organization to market these products and any additional products we may develop will be expensive and time-consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. We also face competition in our search for potential co-promoters of our products. To the extent we rely on additional third parties to commercialize any approved products, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts. In the event we are unable to successfully develop our own commercial organization or collaborate with a third-party sales and marketing organization or enter into co-promotion agreements, we would not be able to commercialize our product candidates and execute on our business plan. If we are unable to successfully implement our commercial plans and drive adoption by patients and physicians of any approved products through our sales, marketing and commercialization efforts, or if our partners fail to successfully commercialize our products, then we will not be able to generate sustainable revenues from product sales which will have a material adverse effect on our business and prospects.

We are highly dependent on the success of DUEXIS and RAYOS/ LODOTRA, and we may not be able to successfully commercialize these products or successfully obtain additional marketing approvals for DUEXIS in Europe.*

To date, we have expended significant time, resources and effort on the development of DUEXIS and RAYOS, and a substantial majority of our resources are now focused on the commercialization of DUEXIS in the U.S. and seeking additional marketing approvals for DUEXIS. Our ability to generate significant product revenues and to achieve commercial success in the near term will initially depend almost entirely on our ability to successfully commercialize DUEXIS and RAYOS in the U.S. and to obtain European marketing approval for DUEXIS. DUEXIS is not approved for marketing in any jurisdiction outside of the U.S. and therefore, unless it obtains regulatory approval in other countries it may never be commercialized outside of the U.S. Although LODOTRA is approved for marketing in 16 European countries, Australia and Israel, to date it has only been marketed in a limited number of European countries. While we anticipate that LODOTRA will be marketed in additional European countries as our distribution partner, Mundipharma, formulates its reimbursement strategy, the ability to market LODOTRA in additional European countries will depend on Mundipharma’s ability to obtain reimbursement approvals in these countries. Even if we obtain additional marketing and reimbursement approvals, our product revenues in Europe are entirely dependent upon the marketing efforts of our exclusive distribution partner, over which we have no control. Before we can market and sell these products in a particular jurisdiction, we need to obtain necessary regulatory approvals (from the FDA in the U.S. and from similar foreign regulatory agencies in other jurisdictions) and in some jurisdictions, reimbursement authorization. There are no guarantees that we or our commercialization partners will obtain any additional regulatory approvals for our products. Even if we or our commercialization partners obtain additional regulatory approvals, we may never generate significant revenues from any commercial sales of our products. If we fail to successfully commercialize DUEXIS or RAYOS, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

In February 2012, we entered into a $60 million senior secured loan facility with a group of institutional lenders, or Senior Secured Loan, that includes certain performance covenants, including minimum trailing twelve month revenue covenants at each quarter end. Should we not meet these quarterly minimum revenue covenants, in addition to an increase in the interest rate payable under the loan facility, the lenders have the right to demand repayment of the obligations under the loan. There can be no assurance that we will be able to satisfy the operating and financial covenants under the Senior Secured Loan for future periods. We also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if we were unable to meet the minimum quarterly revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on our financial position and results of operations.

The success of our efforts to commercialize DUEXIS in the United States will be partially dependent on our co-promotion agreement with Mallinckrodt.*

Pursuant to our co-promotion agreement with Mallinckrodt, we engaged Mallinckrodt as a non-exclusive partner for the promotion of DUEXIS in the United States. We have limited control over the amount and timing of resources that Mallinckrodt may devote to the co-promotion of DUEXIS. If Mallinckrodt fails to adequately promote DUEXIS, or if Mallinckrodt’s efforts are not effective for any other reason, our business may be negatively affected. In particular, we are relying on our co-promotion agreement with Mallinckrodt to reach a broader segment of the market than we could otherwise reach on our own. If Mallinckrodt is unsuccessful or the co-promotion agreement is terminated earlier than we expect, we may not be able to address these broader market segments, and the revenues we may generate from sales of DUEXIS in the United States will be limited.

We are subject to a number of other risks associated with our dependence on our co-promotion agreement with Mallinckrodt, including:

•

Mallinckrodt could fail to devote sufficient resources to the promotion of DUEXIS, including by failing to maintain or train sufficient sales and marketing personnel to promote or provide information regarding DUEXIS;

•	Mallinckrodt may not comply with applicable regulatory guidelines with respect to the promotion of DUEXIS, which could adversely impact sales of DUEXIS in the United States;

•

we and Mallinckrodt may not be successful in coordinating our respective sales and promotion activities under the co-promotion agreement, which could lead to inefficiencies, the failure to maximize DUEXIS sales in the Unites States, and/or disagreements between us and Mallinckrodt; or

•

business combinations or significant changes in Mallinckrodt’s business strategy, including the acquisition or development by Mallinckrodt of other products, may adversely affect Mallinckrodt’s ability or willingness to perform its obligations under our co-promotion agreement.

Our co-promotion agreement with Mallinckrodt is subject to early termination, including through Mallinckrodt’s right to terminate if we experience certain supply failures in relation to the demand for DUEXIS in the United States, if monthly prescription volumes for DUEXIS in the United States do not meet certain amounts beginning one year after Mallinckrodt begins promotion of DUEXIS, or if any third party commercially launches a generic version of DUEXIS in the territory where Mallinckrodt is promoting DUEXIS. If the agreement is terminated early, we may not be able to find another partner to co-promote DUEXIS in the United States on acceptable terms, or at all, and we may be unable to sufficiently promote and commercialize DUEXIS in the United States on our own.

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

Our products and product candidates are subject to extensive regulation, and we may not obtain additional regulatory approvals for DUEXIS or RAYOS/LODOTRA.*

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution and other possible activities relating to our product candidates are, and any resulting drugs will be, subject to extensive regulation by the FDA and other regulatory agencies. Failure to comply with FDA and other applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions.

To market any drugs outside of the U.S., we and current or future collaborators must comply with numerous and varying regulatory and compliance related requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods, including obtaining reimbursement approval in select markets. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Applications for regulatory approval, including a Marketing Authorization Application, or MAA, for marketing new drugs in Europe, must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable product candidate. The number and types of preclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical and clinical studies, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional preclinical studies, CMC studies or clinical trials. Regulatory authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

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

In October 2010, we submitted an MAA for DUEXIS in the United Kingdom, or UK, the Reference Member State, through the Decentralized Procedure. In February 2012, we withdrew and updated the DUEXIS MAA submission to include the recently approved manufacturing site in Laval, Quebec (previously owned and operated by sanofi-aventis U.S.) through the National Procedure in the UK, which is used as the primary site to manufacture DUEXIS for the U.S. market. In connection with our MAA for DUEXIS, and consistent with an identical request we made in our new drug application, or NDA, for DUEXIS, we are requesting the Medicines and Healthcare products Regulatory Agency in the UK to approve a formulation that is different from the formulation used in our Phase 3 clinical trials, which we determined had inadequate stability characteristics to be suitable for commercialization. As a result, we were required to demonstrate the bioequivalence of famotidine between the new and old formulations in addition to the other NDA and MAA requirements. We successfully completed this bioequivalence study prior to submitting the NDA and MAA for DUEXIS. We also demonstrated the bioequivalence of ibuprofen between the two formulations of DUEXIS and the reference labeled drug ibuprofen as part of the NDA and MAA submissions. We continue to complete CMC studies with the new formulation, and we cannot be sure that we will not have additional formulation issues related to DUEXIS or any of our other product candidates. The statutory review period for an MAA is 210 days from the date of submission, excluding any periods when the review period is stopped, but there are no guarantees that a decision on our MAA filing will take place on our anticipated timeline, if at all.

Even if we believe that data collected from our preclinical studies, CMC studies and clinical trials of our product candidates are promising and that our information and procedures regarding CMC are sufficient, our data may not be sufficient to support marketing approval by regulatory authorities, or regulatory interpretation of these data and procedures may be unfavorable. Even if approved, product candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed, restricted distribution methods or other limitations. Our business and reputation may be harmed by any failure or significant delay in obtaining regulatory approval for the sale of any of our product candidates. We cannot predict when or whether regulatory approval will be obtained for any product candidate we develop.

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

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of any investment in our common stock.*

We were incorporated as Horizon Pharma, Inc. on March 23, 2010. On April 1, 2010, we effected a recapitalization and acquisition pursuant to which we became a holding company that operates through our two wholly-owned subsidiaries, Horizon Pharma USA, Inc. (formerly known as Horizon Therapeutics, Inc.) and Horizon Pharma AG (formerly known as Nitec Pharma AG, or Nitec). Horizon Pharma USA began its operations in 2005 and Nitec began its operations in 2004. We face considerable risks and difficulties as a holding company with limited operating history, particularly as a consolidated entity with operating subsidiaries that also have limited operating histories. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. Our limited operating history makes it particularly difficult for us to predict our future operating results and appropriately budget for our expenses. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. For example, we recently entered into the Senior Secured Loan that includes certain performance covenants, including minimum trailing twelve month revenue covenants at each quarter end. Should we not meet these quarterly minimum revenue covenants, in addition to an increase in the interest rate payable under the loan facility, the lenders have the right to demand repayment of the obligations under the loan. There can be no assurance that we will be able to satisfy the operating and financial covenants under the Senior Secured Loan for future periods. We also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if we were unable to meet the minimum quarterly revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on our financial position and results of operations. Moreover, we have two products approved in the U.S. and one approved in Europe for commercial sale. RAYOS/LODOTRA has only been approved in the U.S., select countries within Europe, Australia and Israel, and we have a limited history of marketing LODOTRA through our distribution partners. DUEXIS was approved in the U.S. on April 23, 2011 and we have only recently increased our commercialization activities to enable us to market DUEXIS, and we have generated limited revenues for DUEXIS to date. We have not yet begun the commercial sale of RAYOS in the U.S. This limited history of commercial sales also makes evaluating our business and future prospects difficult, and may increase the risk of any investment in our common stock. We have limited experience as a consolidated operating entity, particularly with commercialization activities, and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical or biotechnology areas.

We have experienced recent growth and expect to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of December 31, 2010, we employed 41 full-time employees as a consolidated entity. In anticipation of the commercial launch of DUEXIS, we hired 80 sales representatives during the period from September 2011 through October 2011. As of December 31, 2011, and June 30, 2012, we employed 164 and 172 full-time employees, respectively, as a consolidated entity. We have also experienced, and may continue to experience, turnover on the original 80 sales representatives that we hired in connection with the commercial launch of DUEXIS, requiring us to train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

We expect this growth to continue in the near term. As our commercialization plans and strategies develop, and as we continue our transition into operating as a public company, we will need to continue recruiting and training sales and marketing personnel and expect to need to expand the size of our employee base for managerial, operational, financial and other resources. Our ability to manage our planned growth effectively will require us to do, among other things, the following:

•	manage the MAA review process for DUEXIS;

•	build an appropriate commercial organization and manage the sales and marketing efforts for DUEXIS and RAYOS;

•	enhance our operational, financial and management controls, reporting systems and procedures;

•	expand our international resources;

•	successfully identify, recruit, hire, train, maintain, motivate and integrate additional employees;

•	establish and increase our access to commercial supplies of our products and product candidates;

•	expand our facilities and equipment; and

•	manage our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors, collaborators, distributors and other third parties.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize DUEXIS and RAYOS in the U.S. will be harmed.*

As DUEXIS was commercially launched in December 2011 and we have not begun commercial sales of RAYOS, the members of our sales force have limited experience promoting DUEXIS and no experience promoting RAYOS. As a result, we are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense DUEXIS and RAYOS. In addition, we must train our sales force to ensure that a consistent and appropriate message about DUEXIS and RAYOS is being delivered to our potential customers. We have also experienced, and may continue to experience, turnover on the original 80 sales representatives that we hired in connection with the commercial launch of DUEXIS, requiring us to train new sales representatives. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of DUEXIS and RAYOS and their proper administration and label indication, our efforts to successfully commercialize DUEXIS and RAYOS could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

We face significant competition from other biotechnology and pharmaceutical companies, including those marketing generic products, and our operating results will suffer if we fail to compete effectively.*

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the U.S. and international markets, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or in-licensing on an exclusive basis, products that are more effective and/or less costly than DUEXIS and RAYOS/LODOTRA or any product candidates that we are currently developing or that we may develop.

DUEXIS faces competition from Celebrex®, marketed by Pfizer Inc., Vimovo®, marketed by AstraZeneca AB and Arthrotec®, marketed by Pfizer. DUEXIS also faces significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers. Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS. Legislation enacted in most states in the United States allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe DUEXIS, those prescriptions may not result in sales. If we are unsuccessful in convincing physicians to provide prescribing instructions prohibiting the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS, sales of DUEXIS may suffer despite any success we may have in promoting DUEXIS to physicians. In addition, other product candidates that contain ibuprofen and famotidine in combination, while not currently known to us, may be developed and compete with DUEXIS in the future.

On February 15, 2012, we received a Paragraph IV Patent Certification from Par Pharmaceutical advising that Par Pharmaceutical had filed an ANDA with the FDA for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. Par Pharmaceutical has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. In March 2012, we filed a patent infringement lawsuit against Par Pharmaceutical and Par Pharmaceutical Companies, Inc. for filing an ANDA against DUEXIS. A trial date is currently set for the first quarter of 2014. All of our issued U.S. patents covering DUEXIS are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Under the FDA’s rules and regulations, because we initiated a patent infringement suit to defend a patent identified in the Paragraph IV notice within 45 days after the FDA’s receipt of the notice, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the infringement case that the patent is not infringed or invalid. However, if we are unsuccessful on the patent litigation, we will likely face generic competition and our sales of DUEXIS will be substantially harmed.

We expect RAYOS/LODOTRA will compete with a number of pharmaceuticals on the market to treat rheumatoid arthritis, or RA, including corticosteriods, such as prednisone, disease modifying antirheumatic drugs, or DMARDs, such as methotrexate, and biologic agents such as HUMIRA®, marketed by Abbott, and Enbrel®, marketed by Amgen Inc. and Pfizer. It is typical for an RA patient to take a combination of a DMARD, an oral glucocorticoid, an NSAID and/or a biologic agent. Therefore, we expect that RAYOS/LODOTRA’s principal competition will be prednisone, the active pharmaceutical ingredient in RAYOS/LODOTRA, or other oral corticosteriods, which, while they may be suboptimal, are or are expected to be less expensive than RAYOS/LODOTRA. In addition, other product candidates that contain prednisone or other oral corticosteriods in alternative delayed release forms, while not currently known to us, may be developed and compete with LODOTRA in the future.

The availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for DUEXIS and RAYOS/LODOTRA. We will not successfully execute on our business objectives if the market acceptance of DUEXIS or LODOTRA is inhibited by price competition, if physicians are reluctant to switch from existing products to DUEXIS or RAYOS/LODOTRA, or if physicians switch to other new products or choose to reserve DUEXIS or RAYOS/LODOTRA for use in limited patient populations.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our Chairman, President and Chief Executive Officer, Timothy P. Walbert, our Executive Vice President and Chief Financial Officer, Robert J. De Vaere, our Executive Vice President, Development, Regulatory Affairs, Manufacturing and Chief Medical Officer, Jeffrey W. Sherman, M.D., our Executive Vice President and Chief Commercial Officer, Todd Smith and our Senior Vice President, Managed Care and Commercial Development, Michael Adatto. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide incentive stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

We are, with respect to DUEXIS and RAYOS, and will be, with respect to any other product candidate for which we obtain FDA approval, subject to ongoing FDA obligations and continued regulatory review, which may result in significant additional expense. Additionally, any other product candidate, if approved by the FDA, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.*

Any regulatory approvals that we obtain for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, good clinical practices, or GCPs, international conference on harmonization regulations, or ICH, and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our products in clinical development, for any clinical trials that we conduct post-approval. For example, as post-marketing requirements for DUEXIS, we are required by the FDA to develop a pediatric suspension formulation for DUEXIS and conduct three pharmacokinetic studies of the drug product in pediatric populations. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Coverage and reimbursement may not be available, or reimbursement may be available at only limited levels, for DUEXIS, RAYOS/LODOTRA or any other product candidates that we develop, which could make it difficult for us to sell our products profitably.*

Market acceptance and sales of DUEXIS, RAYOS/LODOTRA or any other product candidates that we may develop will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the U.S. and other key international markets. Successful commercialization of our products will depend in part on the availability of governmental and third-party payer reimbursement for the cost of our products. Government health administration authorities, private health insurers and other organizations generally provide reimbursement for health care. In particular, in the U.S., private health insurers and other third-party payers often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the U.S., the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

In Europe, the success of our products, including LODOTRA and, if approved, DUEXIS, will depend largely on obtaining and maintaining government coverage, because in many European countries patients are unlikely to use prescription drugs that are not covered by their government health care programs. To date, LODOTRA is approved in 16 European countries, Australia and Israel, and reimbursement for LODOTRA has been obtained in Germany, Italy and Switzerland. Mundipharma is seeking coverage for LODOTRA in a number of countries in Europe and Israel and currently sells LODOTRA without coverage in a limited number of European countries. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceutical products, which we believe has impacted the reimbursement rates and timing to launch for LODOTRA to date, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. For example, legislation was recently enacted in Germany that will increase the rebate on prescription pharmaceuticals and likely lower the revenues from the sale of LODOTRA in Germany that we would otherwise receive. As a result of these pricing practices, it may become difficult to achieve profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

In light of such policies and the uncertainty surrounding proposed regulations and changes in the coverage and reimbursement policies of governments and third-party payers, we cannot be sure that coverage and reimbursement will be available for DUEXIS, for LODOTRA in any additional markets or for any other product candidates that we may develop. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. If coverage and reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize DUEXIS, RAYOS/LODOTRA or any other product candidates that we may develop.

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

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any payment or “transfer of value” made or distributed to teaching hospitals, prescribers and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required no earlier than January 1, 2013 and reporting to be required at a later date;

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

In June 2012, the United States Supreme Court heard a constitutional challenge to PPACA and upheld the constitutionality of PPACA, except that the Court held unconstitutional a provision of PPACA authorizing the Secretary of the Department of Health and Human Services to withdraw all of a state’s Medicaid funding if the state declines to participate in PPACA’s expansion of Medicaid eligibility. PPACA and/or certain of PPACA’s provisions may be modified or eliminated by future legislation or litigation. We anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for DUEXIS and any other approved product in the U.S. and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers.

We expect to experience pricing pressures in connection with the sale of DUEXIS, RAYOS/LODOTRA and any other products that we may develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. There may be additional pressure by payers and healthcare providers to use generic drugs that contain the active ingredients found in DUEXIS and RAYOS/LODOTRA or any other product candidates that we may develop. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, results of operations, financial condition and prospects. We may also experience pressure from payers concerning certain promotional approaches that we may implement such as co-pay programs whereby we assist patients to achieve an acceptable co-pay for our product, which may be contrary to payers’ financial interests. If we are unsuccessful with our co-pay initiatives, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

DUEXIS and RAYOS, and any of our other products or product candidates that are approved by the FDA and commercialized in the U.S. may subject us directly, or indirectly through our customers, to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs.

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

We rely on third parties to manufacture commercial supplies of DUEXIS and RAYOS/LODOTRA, and we intend to rely on third parties to manufacture commercial supplies of any other approved products. The commercialization of any of our products could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.*

The facilities used by our third-party manufacturers to manufacture our products and product candidates must be approved by the applicable regulatory authorities. We do not control the manufacturing processes of third-party manufacturers and are currently completely dependent on our third-party manufacturing partners Pharmaceutics International, Inc., located in Hunt Valley, Maryland, and sanofi-aventis U.S. LLC, or sanofi-aventis U.S., operating through Valeant, its manufacturing partner located in Laval, Canada for production of DUEXIS, and Jagotec AG, a wholly-owned subsidiary of SkyePharma PLC, located in Lyon, France, for production of LODOTRA. In August 2011, SkyePharma leased their entire pharmaceutical manufacturing business to the Aenova France SAS, or Aenova. As such, Aenova is now a subcontractor for Jagotec for the manufacture of RAYOS/LODOTRA, with our consent. Bayer Schering Pharma AG in Germany has been qualified as a backup manufacturer. In December 2011, Valeant Pharmaceuticals International, Inc., or Valeant, acquired Dermik, a dermatology unit of sanofi-aventis U.S., which includes the Laval, Canada site. Although, Valeant has taken over management and operations at the Laval, Canada facility, our manufacturing agreement remains with sanofi-aventis U.S. We purchase the primary active ingredients for DUEXIS from BASF Corporation in Bishop, Texas and Dr. Reddy’s Laboratories in India, and the primary active ingredient for RAYOS/LODOTRA from Tianjin Tianyao Pharmaceuticals Co., Ltd. in China and Sanofi-Aventis SA in France. If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products.

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

Although we have entered into supply agreements for the manufacture of our products, our manufacturers may not perform as agreed or may terminate their agreements with us. Under our manufacturing and supply agreement with sanofi-aventis U.S., either we or sanofi-aventis U.S. may terminate the agreement upon an uncured breach by the other party or without cause upon two years prior written notice, so long as such notice is given after the third anniversary of the first commercial sale of DUEXIS. Under our manufacturing and supply agreement with Jagotec, either we or Jagotec may terminate the agreement in the event of an insolvency, liquidation or bankruptcy of the other party or upon an uncured breach by the other party. While we have the right to receive a continuing supply of RAYOS/LODOTRA from Jagotec for a period of 24 months after termination, we cannot assure you that we would be able to establish another commercial supply of RAYOS/LODOTRA in that time-frame, or qualify any new supplier with the applicable regulatory authorities on a timely basis or at all.

In addition, we do not have the capability to package DUEXIS, RAYOS/LODOTRA or any other product candidates for distribution. Consequently, we have entered into an agreement with Temmler Werke GmbH for packaging of RAYOS/LODOTRA in 16 European countries, Israel and in the U.S., as well as any additional countries as may be agreed to by the parties. We intend to sell drug product finished and packaged by either Temmler Werke GmbH or an alternate packager. Sanofi-aventis Canada Inc. manufactures and supplies DUEXIS to us in final, packaged form in North America and certain countries and territories in Europe, including the European Union member states and Scandinavia, and South America.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Though we believe we have resolved any stability issues with respect to the commercial formulation of DUEXIS, we cannot assure you that any other stability or other issues relating to the manufacture of any of our products will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize DUEXIS and RAYOS in the U.S. or provide any product candidates to patients in clinical trials would be jeopardized. Any delay or interruption in our ability to meet commercial demand for DUEXIS or RAYOS/LODOTRA will result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for these products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of any of our products or product candidates and could have a material adverse effect on our business, results of operations, financial condition and prospects.

DUEXIS, RAYOS/LODOTRA or any other product candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization or have a significant impact on customer demand.

Undesirable side effects caused by any product candidate that we develop could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. In our two Phase 3 trials with DUEXIS, the most commonly reported treatment-emergent adverse events were nausea, dyspepsia, diarrhea, constipation and upper respiratory tract infection. The most commonly reported treatment-emergent adverse events in the Phase 3 clinical trials with RAYOS/LODOTRA included flare in RA-related symptoms, abdominal pain, nasopharyngitis, headache, flushing, upper respiratory tract infection, back pain and weight gain. In addition, the FDA or other regulatory authorities may require, or we may undertake, additional clinical trials to support the safety profile of our product candidates.

In addition, if DUEXIS, RAYOS/LODOTRA or any other product candidate that we may develop that receives marketing approval and we or others later identify undesirable side effects caused by the product, or there is a perception that the product is associated with undesirable side effects:

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

If any of these events occurred with respect to DUEXIS or RAYOS/LODOTRA, our ability to generate significant revenues from the sale of these products would be significantly harmed.

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

In addition, pursuant to a March 2011 letter agreement and in connection with our waiver of certain milestone payments, Mundipharma has agreed to conduct a separate clinical trial for LODOTRA for the potential treatment of polymyalgia rheumatica, or PMR, which we expect will be a Phase 3 clinical trial. We have limited control over the timing and implementation of the planned clinical trial and Mundipharma may carry the clinical trial out in a manner that does not maximize the trial’s chances of success or could lead to trial results that harm our and Mundipharma’s ability to market LODOTRA as a treatment for RA. If Mundipharma does not begin or complete the trial on the timelines that we anticipate, or at all, our ability to obtain marketing approval in Europe for LODOTRA for the treatment of PMR will be delayed, and our business prospects would be harmed. While we have the right to use any data resulting from the planned clinical trial, we may not own the results from the trial, which could make it more difficult to pursue the development of RAYOS/LODOTRA as a treatment for PMR on our own.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical testing.

To the extent that we are required to conduct additional clinical development of DUEXIS or RAYOS/LODOTRA or we conduct clinical development of our earlier stage product candidates or additional indications for RAYOS/LODOTRA, we may experience delays in these clinical trials. A ten patient investigator-initiated Phase 2 study was recently completed to investigate LODOTRA as a potential treatment for PMR and a manuscript is currently being prepared by the investigator. Pursuant to a March 2011 letter agreement, Mundipharma has agreed to conduct a separate clinical trial for RAYOS/LODOTRA in this indication, which we expect will be a Phase 3 clinical trial. Additionally, we have several earlier stage product candidates to treat pain-related diseases including TRUNOC (tarenflurbil) for the treatment of pain-related diseases and HZN-602, a single pill combination of naproxen and famotidine, for reducing the risk of NSAID-induced upper GI ulcers in patients with mild to moderate pain and arthritis who require the use of naproxen. While we are currently not focusing any resources on these potential product candidates, we do not know whether any additional clinical trials will be initiated in the future, begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

A key element of our strategy is to develop, acquire or in-license and commercialize a portfolio of other product candidates in addition to DUEXIS and RAYOS/LODOTRA. Since we do not have proprietary drug discovery technology, the success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire or in-license clinically enabled product candidates for the treatment of pain-related diseases or that otherwise fit into our development plans on terms that are acceptable to us. Identifying, selecting and acquiring or licensing promising product candidates requires substantial technical, financial and human resources and technical expertise. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire or license suitable product candidates from third parties on terms acceptable to us, our business and prospects will be limited.

Moreover, any product candidate we identify, select and acquire or license will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies if applicable, and extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risk of failure that is inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective or desired than other commercially available alternatives.

In addition, if we fail to successfully commercialize and further develop DUEXIS and RAYOS/LODOTRA, there is a greater likelihood that we will fail to successfully develop a pipeline of other product candidates to follow these lead product candidates, and our business and prospects would therefore be harmed.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.*

We face an inherent risk of product liability as a result of the commercial sales of DUEXIS and RAYOS/LODOTRA and the clinical testing of our product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical studies and commercial product sales in the amount of $10 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the commercial launch of DUEXIS and/or the commercial launch of RAYOS/LODOTRA in additional markets, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.*

We have a limited operating history. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $46.5 million during the six months ended June 30, 2012 and net losses of $113.3 million, $27.1 million and $20.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of June 30, 2012, we had an accumulated deficit of $266.8 million. We do not know whether or when we will become profitable. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Our losses have resulted principally from costs incurred in our development activities for our products and product candidates. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our development and commercialization activities of DUEXIS and RAYOS/LODOTRA.

We have limited product revenues and other sources of revenues. We may never achieve or sustain profitability, which would depress the market price of our common stock, and could cause our investors to lose all or a part of their investment.*

Our ability to become profitable depends upon our ability to generate revenues from sales of our products. DUEXIS was approved by the FDA on April 23, 2011, and we began generating limited revenues from sales of DUEXIS in late 2011 following the commercial launch in the U.S. LODOTRA is approved for marketing in Europe, Australia and Israel, and to date we have generated only limited revenues from sales of LODOTRA. RAYOS was approved by the FDA on July 26, 2012, and we have not yet begun marketing it in the U.S. We may never be able to successfully commercialize DUEXIS or RAYOS or develop or commercialize other products in the U.S., which we believe represents its most significant commercial opportunity, or sell DUEXIS in Europe. Our ability to generate future revenues depends heavily on our success in:

•	commercializing DUEXIS, RAYOS/LODOTRA and any other product candidates for which we obtain approval;

•	securing additional foreign regulatory approvals for LODOTRA and DUEXIS; and

•	developing and commercializing a portfolio of other product candidates in addition to DUEXIS and RAYOS/LODOTRA.

Even if we do generate additional product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

The terms of our senior debt facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.*

In February 2012, we entered into the $60.0 million Senior Secured Loan. The Senior Secured Loan is secured by a lien covering substantially all of our U.S. based assets including intellectual property and we also pledged as collateral all of our equity interests in Horizon Pharma USA, Inc. and 65% of our equity interests in Horizon Pharma AG.

The loan agreements governing the Senior Secured Loan contain customary affirmative and negative covenants and events of default. Among the affirmative covenants are covenants requiring us to maintain a minimum level of at least $10.0 million in liquidity at all times during the term of the loan unless our quarterly consolidated EBITDA is at least $6.0 million, and to achieve minimum net revenues during specified trailing 12 month periods beginning with the 12 month period ended June 30, 2012. Should we not meet these quarterly minimum revenue covenants, in addition to an increase in the interest rate payable under the loan facility, the lenders have the right to demand repayment of the obligations under the loan. There can be no assurance that we will be able to satisfy the operating and financial covenants under the Senior Secured Loan for future periods. We also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if we were unable to meet the minimum quarterly revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on our financial position and results of operations. The negative covenants include, among other things, restrictions on transferring or licensing our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. Further, our lenders may require us to make prepayments of loan principal if we receive net cash proceeds from certain transfers or licenses of our assets or as a result of the loss or destruction of our assets, or if we undergo a change in control. Beginning with our second fiscal quarter of 2013 and in any fiscal quarter thereafter, our lenders may require that we prepay up to an aggregate of approximately $4.0 million for each quarter for which we receive a prepayment request. In addition, if we default under our Senior Secured Loan, our lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, our lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Our lenders could declare a default under our Senior Secured Loan upon the occurrence of any event that the lenders interpret as having a material adverse effect upon us as defined under the loan agreements, thereby requiring us to repay the loans immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We may need to obtain additional financing even after the recently completed debt and equity financings to successfully commercialize or further develop DUEXIS and RAYOS/LODOTRA, develop other product candidates or continue our other research and development programs.*

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	launch and commercialize DUEXIS and RAYOS in the U.S., including expanding our own sales force in the U.S.;

•	complete the regulatory approval process, and any future required clinical development related thereto, for DUEXIS and RAYOS/LODOTRA;

•	launch and commercialize any other product candidates for which we obtain regulatory approval; and

•

continue our research and development programs to advance our product pipeline in the future, including future clinical trials with respect to RAYOS/LODOTRA to generate clinical data in a multiple diseases beyond RA.

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

Even if we obtain additional financing, our Horizon Pharma AG subsidiary is subject to Swiss laws regarding overindebtedness that require Horizon Pharma AG to maintain assets in excess of its liabilities. As of December 31, 2011, and June 30, 2012, our Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary We will continue to monitor and review steps to address any overindebtedness, until such time as our Swiss subsidiary generates positive income at a statutory level, which could require us to have cash at our Swiss subsidiary in excess of its near term operating needs and could affect our ability to have sufficient cash at our U.S. subsidiary to meet its near term operating needs.

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

While we have restrictions on the usage of the funds from our debt facility through debt covenants, we have broad discretion in the use of our cash from the recent equity financing and may not use it effectively.*

Our management has broad discretion in the application of our cash, and investors will be relying on the judgment of our management regarding the use of our cash. Our management may not apply our cash in ways that ultimately increase the value of any investment in our securities. We expect to use our existing cash to fund U.S. commercialization activities for DUEXIS and RAYOS, to fund additional regulatory approvals of DUEXIS and RAYOS/LODOTRA, to fund development of RAYOS/LODOTRA for other indications and our other product candidates and for working capital, capital expenditures and general corporate purposes. We may also invest our cash in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of our common stock to decline.

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

At June 30, 2012, we had $63.5 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2012, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our products and product candidates, we may not be able to compete effectively in our market.*

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover the products in the U.S. or in other foreign countries. If this were to occur, early generic competition could be expected against DUEXIS, RAYOS/LODOTRA and other product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing based on a pending patent application. In particular, because the active pharmaceutical ingredients in DUEXIS and RAYOS/LODOTRA have been on the market as separate products for many years, it is possible that these products have previously been used off-label in such a manner that such prior usage would affect the validity of our patents or our ability to obtain patents based on our patent applications. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. On February 15, 2012, we received a Paragraph IV Patent Certification from Par Pharmaceutical advising that Par Pharmaceutical had filed an ANDA with the FDA for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. Par Pharmaceutical has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. In March 2012, we filed a patent infringement lawsuit against Par Pharmaceutical and Par Pharmaceutical Companies, Inc. for filing an ANDA against DUEXIS. A trial date is currently set for the first quarter of 2014. All of our issued U.S. patents covering DUEXIS are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Under the FDA’s rules and regulations, because we initiated a patent infringement suit to defend a patent identified in the Paragraph IV notice within 45 days after the FDA’s receipt of the notice, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the infringement case that the patent is not infringed or invalid. We intend to vigorously defend our intellectual property rights relating to DUEXIS, but we cannot predict the outcome of this matter. Any adverse outcome in this matter could result in one or more generic versions of DUEXIS being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of DUEXIS and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold with respect to DUEXIS and RAYOS/LODOTRA fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop them, and threaten our ability to commercialize, our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable or will go unthreatened by third parties. Further, if we encounter delays in regulatory approvals, the period of time during which we could market DUEXIS and RAYOS/LODOTRA under patent protection could be reduced. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to DUEXIS and RAYOS/LODOTRA or our other product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the U.S. can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of DUEXIS and RAYOS/LODOTRA and/or our other product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications, which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

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

We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we hold an exclusive license to SkyePharma AG’s proprietary technology and know-how covering the delayed release of corticosteroids relating to RAYOS/LODOTRA. If we fail to comply with our obligations under our agreement with SkyePharma or our other license agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license, including RAYOS/LODOTRA.

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

The price of our stock is likely to be highly volatile, and you could lose all or part of your investment.*

The trading price of our common stock following the completion of our initial public offering has been highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

•	unanticipated serious safety concerns related to the use of DUEXIS, RAYOS/LODOTRA or any of our other product candidates;

•	adverse regulatory decisions;

•	changes in laws or regulations applicable to our products or product candidates, including but not limited to clinical trial requirements for approvals;

•	inability to obtain adequate commercial supply for any approved product or inability to do so at acceptable prices;

•	developments concerning our commercial partners, including but not limited to those with our sources of manufacturing supply;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse results or delays in clinical trials;

•	our failure to successfully develop additional product candidates;

•	introduction of new products or services offered by us or our competitors;

•	our inability to effectively manage our growth;

•	overall performance of the equity markets and general political and economic conditions;

•	failure to meet or exceed revenue and financial projections we may provide to the public;

•	actual or anticipated variations in quarterly operating results;

•	failure to meet or exceed the estimates and projections of the investment community;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	our inability to successfully enter new markets;

•	the termination of a collaboration or the inability to establish additional collaborations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our inability to maintain an adequate rate of growth;

•	ineffectiveness of our internal controls;

•	additions or departures of key scientific or management personnel;

•	issuances of debt or equity securities;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	effects of natural or man-made catastrophic events or other business interruptions; and

•	other events or factors, many of which are beyond our control.

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

Our officers, directors and funds affiliated with our directors own a significant percentage of our stock and will be able to influence matters subject to stockholder approval.*

Our officers, directors and funds affiliated with our directors held in the aggregate approximately 32% of our outstanding voting stock as of December 31, 2011, and 31% as of June 30, 2012. Therefore, these stockholders have the ability to influence us through this ownership position, including through matters requiring stockholder approval. For example, these stockholders may be able to influence the elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

HORIZON PHARMA, INC.

Date: August 10, 2012	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2012	By:	/s/ Robert J. De Vaere
Robert J. De Vaere
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Form of Warrant issued by Horizon Pharma, Inc. to bridge financing investors.

4.3(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Comerica Bank.

4.4(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Hercules Technology Growth Capital, Inc.

4.5(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Comerica Bank.

4.6(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Hercules Technology Growth Capital, Inc.

4.7(1)	Warrant issued by Horizon Pharma, Inc. on April 1, 2010 to Silicon Valley Bank.

4.8(1)	Investors’ Rights Agreement, dated April 1, 2010, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.9(1)	Form of Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Oxford Finance LLC.

4.10(1)	Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Silicon Valley Bank.

4.11(1)	Conversion and Amendment Agreement, dated June 16, 2011, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.12(3)	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Loan and Security Agreement, dated February 22, 2012, by and among Horizon Pharma USA, Inc., Horizon Pharma, Inc., Cortland Capital Market Services, LLC, as administrative agent, and the Lenders listed therein.

4.13(3)	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.14(3)	Amendment to Investors’ Rights Agreement, dated February 22, 2012.

10.1+	Executive Employment Agreement, dated June 1, 2012, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Todd N. Smith.

10.2*	Co-Promotion Agreement, dated June 14, 2012, by and between Horizon Pharma USA, Inc. and Mallinckrodt LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on August 2, 2011.
(3)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.