Form 10-Q
period 2012-09-30
HORIZON PHARMA, INC.
filed 2012-11-13
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of registrant’s common stock, par value $0.0001, outstanding as of November 9, 2012: 61,584,365.

HORIZON PHARMA, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of
	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,326	$17,966
Restricted cash	800	750
Accounts receivable, net	5,979	2,372
Inventories, net	3,666	1,195
Prepaid expenses and other current assets	4,334	2,763

Total current assets	136,105	25,046

Property and equipment, net	3,620	3,245
Developed technology, net	68,647	35,602
In-process research and development	—	36,638
Other assets	3,971	547

TOTAL ASSETS	$212,343	$101,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,854	$8,170
Accrued expenses	12,613	8,926
Deferred revenues-current portion	3,584	3,281
Notes payable-current portion	7,957	3,604

Total current liabilities	31,008	23,981

Notes payable, net of debt discount	39,366	15,834
Deferred revenues, net of current	8,814	5,666
Deferred tax liabilities, net	4,615	9,561
Other long term liabilities	123	124

TOTAL LIABILITIES	83,926	55,166

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 61,038,167 and 19,627,744 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6	2
Additional paid-in capital	416,325	270,015
Accumulated other comprehensive loss	(4,136)	(3,788)
Accumulated deficit	(283,778)	(220,317)

Total stockholders’ equity	128,417	45,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$212,343	$101,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Sale of goods	$7,260	$233	$14,671	$3,290
Contract revenue	51	40	156	111

Gross sales	7,311	273	14,827	3,401
Sales discounts and allowances	(790)	—	(1,942)	—

Net sales	6,521	273	12,885	3,401
Cost of goods sold	3,810	1,249	8,732	5,191

Gross profit (loss)	2,711	(976)	4,153	(1,790)

OPERATING EXPENSES:
Research and development	3,796	5,346	12,098	11,536
Sales and marketing	12,951	5,141	34,466	7,426
General and administrative	4,678	4,192	14,436	10,640

Total operating expenses	21,425	14,679	61,000	29,602

Operating loss	(18,714)	(15,655)	(56,847)	(31,392)

OTHER (EXPENSE) INCOME, NET:
Interest expense, net	(3,339)	(995)	(11,081)	(5,465)
Foreign exchange gain (loss)	588	(758)	(312)	(226)
Other expense	—	—	(56)	—

Total other expense, net	(2,751)	(1,753)	(11,449)	(5,691)

Loss before benefit for income taxes	(21,465)	(17,408)	(68,296)	(37,083)
BENEFIT FOR INCOME TAXES	(4,512)	(177)	(4,835)	(545)

NET LOSS	$(16,953)	$(17,231)	$(63,461)	$(36,538)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.47)	$(1.30)	$(2.03)	$(6.69)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	35,972,657	13,256,189	31,227,336	5,458,561

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	483	(5,977)	(348)	3,194

Other comprehensive income (loss)	483	(5,977)	(348)	3,194

COMPREHENSIVE LOSS	$(16,470)	$(23,208)	$(63,809)	$(33,344)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,461)	$(36,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,648	3,071
Stock-based compensation	3,662	1,827
Non-cash interest expense	1,827	2,499
Paid in kind interest expense	1,860	—
Foreign exchange loss	312	226
Loss on disposal of assets	76	—
Changes in operating assets and liabilities:
Accounts receivable	(3,600)	342
Inventories	(2,475)	(838)
Prepaid expenses and other current assets	(1,577)	(706)
Accounts payable	(1,314)	1,180
Accrued expenses	2,937	656
Deferred revenues	3,498	1,909
Deferred tax liabilities	(4,866)	(567)

Net cash used in operating activities	(59,473)	(26,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,012)	(449)
Increase in restricted cash	(50)	(250)

Net cash used in investing activities	(1,062)	(699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable, net of issuance costs	55,578	16,651
Proceeds from equity finance offerings, net of issuance costs	128,092	—
Proceeds from the issuance of common stock in initial public offering, net of underwriting fees and issuance costs	—	46,035
Repayment of notes payable	(19,780)	(12,747)
Proceeds from the issuance of common stock	296	—
Proceeds from the issuance of bridge notes payable to related parties	—	6,766
Deferred financing expenses	—	(1,637)
Proceeds from stock option exercises	—	45

Net cash provided by financing activities	164,186	55,113

Effect of foreign exchange rate changes on cash and cash equivalents	(291)	138

NET INCREASE IN CASH AND CASH EQUIVALENTS	103,360	27,613
CASH AND CASH EQUIVALENTS, beginning of the period	17,966	5,384

CASH AND CASH EQUIVALENTS, end of the period	$121,326	$32,997

Supplemental cash flow information:
Cash paid for interest	$5,762	$2,032
Cash paid for income taxes	44	31
Commitment fee paid on notes payable	600	—

Supplemental non-cash flow information:
Common stock issued in connection with debt amendment	$5,075	$—
Payment in kind incremental borrowings	1,096	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The December 31, 2011 consolidated balance sheets were derived from audited financial statements, but do not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements presented herein include the accounts of Horizon Pharma, Inc. (the “Company”) and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated.

Condensed Consolidated Statements of Comprehensive Loss Revision

During the second quarter of 2012, the Company identified an inconsistency in its presentation of gross sales and sales discounts and allowances between its Horizon Pharma USA, Inc. and Horizon Pharma AG subsidiaries for the three months ended March 31, 2012. As a result, gross sales of the Company’s Horizon Pharma AG subsidiary were presented net of sales discounts and allowances within its condensed consolidated statements of comprehensive loss. An adjustment to conform the presentation of gross sales between the Company’s Horizon Pharma USA, Inc. and Horizon Pharma AG subsidiaries resulted in an increase in consolidated gross revenue for the three months ended March 31, 2012 of $185 and a corresponding increase of $185 in consolidated deductions for sales discounts and allowances, which is reflected in the results for the nine months ended September 30, 2012. There was no impact to consolidated net sales, net loss, or net loss per common share as a result of this adjustment. The adjustment was not considered material to the previously issued statements of comprehensive loss. The following table summarizes the presentation adjustments as described above:

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

The Company is a biopharmaceutical company that is developing and commercializing innovative medicines to target unmet therapeutic needs in arthritis, pain and inflammatory diseases. On April 23, 2011, the U.S. Food and Drug Administration (“FDA”) approved DUEXIS®, a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis (“RA”) and osteoarthritis and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. In the second half of 2011, the Company hired its initial commercial organization of approximately 80 field sales representatives and completed sales force training. The Company began detailing DUEXIS to physicians in December 2011 and held its launch meeting for DUEXIS in the U.S. in January 2012. In June 2012, the Company began expanding its commercial organization and in early October 2012, announced the completed expansion to approximately 150 field sales representatives. Also in June 2012, the Company engaged Mallinckrodt LLC, the pharmaceutical business of Covidien plc, on a non-exclusive basis to co-promote DUEXIS in the U.S. As of October 1, 2012, as a result of the Company’s sales force expansion and the Mallinckrodt co-promotion agreement, the called-on physician targets for DUEXIS increased five-fold, to fifty thousand, compared to the ten thousand physician targets the Company’s original 80 sales representatives were able to cover. Also in June 2012, the Company entered into an exclusive collaboration, license and supply agreement with Grünenthal S.A. for the potential commercialization of DUEXIS in Latin America. In October 2010, the Company submitted a Marketing Authorization Application (“MAA”) for DUEXIS in the United Kingdom (“UK”), the Reference Member State, through the Decentralized Procedure. In February 2012, the Company announced that it withdrew and updated the DUEXIS MAA submission to include the recently approved manufacturing site in Laval, Quebec through the National Procedure in the UK. The Company anticipates a decision on the MAA in the fourth quarter of 2012, but does not consider the DUEXIS opportunity in Europe to be material to its business given the pricing of and the revenue being generated by existing branded NSAIDS in Europe.

The Company’s second product, RAYOS®, known as LODOTRA® outside the U.S., is a proprietary delayed release formulation of low-dose prednisone that was approved in the U.S. on July 26, 2012 and is currently marketed in Europe by the Company’s distribution partner, Mundipharma International Corporation Limited (“Mundipharma”), for the treatment of moderate to severe, active RA in adults, particularly when accompanied by morning stiffness. In addition, the Company has granted to Mundipharma commercialization rights to LODOTRA in Asia and Latin America. On July 26, 2012, the FDA approved RAYOS for the treatment of a broad range of diseases, including RA, polymyalgia rheumatica, psoriatic arthritis, ankylosing spondylitis, asthma and chronic obstructive pulmonary disease. The Company’s initial strategy for RAYOS is to solely focus on the rheumatology indications approved for RAYOS where the Company’s Phase 3 clinical trial data supports its commercial plans. The Company anticipates initially launching RAYOS in the United States to a subset of high-value rheumatologists in the fourth quarter of 2012, with a full launch to the majority of U.S. rheumatologists and primary care physicians occurring in late January of 2013. The Company’s strategy is to commercialize its products in the U.S. and to enter into licensing or additional distribution agreements for commercialization of its products outside the U.S.

On August 2, 2011, the Company closed its initial public offering of 5,500,000 shares of common stock at an offering price of $9.00 per share. In connection with the closing of the initial public offering, all of the Company’s convertible preferred stock was converted to common stock.

In February 2012, the Company entered into a $60,000 loan facility with a group of institutional investors (the “Senior Secured Loan”), which includes certain performance covenants, including minimum trailing twelve month revenue covenants at each quarter end, beginning in the second quarter of 2012. In September 2012, the Company entered into an amendment of the Senior Secured Loan (the “Senior Secured Loan Amendment”), which modified affirmative covenants under the Senior Secured Loan with respect to minimum levels of liquidity and net revenue. Under the Senior Secured Loan Amendment, the Company is required to have a minimum liquidity of $30,000 as of December 31, 2012. The Company is no longer required to achieve minimum net revenue levels for the trailing 12 month periods at the end of the third and fourth quarters of 2012, and the minimum trailing 12 month net revenues as of the end of each quarter of 2013 and the first quarter of 2014 have been reduced. No other terms of the Senior Secured Loan were modified. As of September 30, 2012, the Company was in compliance with all financial loan covenants pursuant to the Senior Secured Loan. Should the Company not meet these quarterly minimum revenue covenants, in addition to an increase in the interest rate payable under the loan facility, the lenders have the right to demand repayment of the obligations under the loan. The Company also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if the Company was unable to meet the minimum quarterly revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on the Company’s financial position and results of operations. These uncertainties and lack of commercial operating history raise substantial doubt about the Company’s ability to continue as a going concern.

In March 2012, the Company sold 14,033,829 shares of its common stock and warrants to purchase an aggregate of 3,508,448 shares of its common stock with an exercise price of $4.308 per share to certain institutional and accredited investors in a private placement. For each share of common stock purchased, the investors received a warrant to purchase 0.25 of a share of common stock. The warrants will expire on March 2, 2017 and may be exercised for cash or, if the current market price of the Company’s common stock is greater than the per share exercise price, by surrender of a portion of the warrant in a cashless exercise.

On August 1, 2012, the Company filed a registration statement on Form S-3, which became effective on August 9, 2012, that allows the Company to offer and sell up to an aggregate of $175,000 worth of common stock, preferred stock, debt securities and/or warrants in public offerings. In September 2012, the Company received gross proceeds of $86,236 from the sale of 24,638,750 shares of common stock and warrants to purchase an aggregate of 12,319,375 shares of common stock with an exercise price of $4.57 per share in a public offering under the registration statement.

                The Company has incurred net operating losses and negative cash flows from operations since its inception. In order to continue its operations, the Company must achieve profitable operations or may be required to obtain additional debt or equity financing. There can be no assurance, however, that such financing will be available or on terms acceptable to the Company.

The accompanying unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. As of September 30, 2012, the Company had cash and cash equivalents totaling $121,326. The Company believes that it has sufficient liquidity and capital resources to operate through 2013. However, the Company is highly dependent in the near term on the commercial success of DUEXIS in the U.S. market, where it was fully launched in January 2012, and the commercial success of RAYOS in the U.S. market, which will be initially launched during the fourth quarter of 2012 to a subset of high-value rheumatologists and fully launched in late January 2013 to the majority of U.S. rheumatologists and primary care physicians, and has insufficient commercial operating history to accurately predict its future performance.

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

Gains and losses resulting from foreign currency transactions are reflected within the Company’s results of operations and have generally not had a material impact on the Company’s operating results. During the three months ended September 30, 2012, the Company recorded a gain from foreign currency transactions of $588 compared to a loss of $758 during the three months ended September 30, 2011. The Company does not currently utilize and has not in the past utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

Revenue Recognition

Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; the right of return no longer exists, which is the earlier of the product being dispensed through patient prescriptions or the expiration of the right of return; and collectability is reasonably assured. Some of the Company’s agreements contain multiple elements and in accordance with these agreements, the Company may be eligible for upfront license fees, marketing or commercial milestones and payment for product deliveries.

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

In June 2012, the Company received a non-refundable and non-creditable upfront payment associated with its entry into a collaboration, license and supply agreement with Grünenthal S.A. for the potential commercialization of DUEXIS in Latin America. The upfront payment was deferred and recorded on the balance sheet as long-term deferred revenue. As of September 30, 2012, deferred revenues under the collaboration, license and supply agreement was $1,650.

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

Revenue from product deliveries

The Company recognizes revenue from the delivery of its products when delivery has occurred, title has transferred to the partner, distributor or retail chain, the selling price is fixed or determinable, product returns can be reasonably estimated or the right of return no longer exists (which is the earlier of product being dispensed through patient prescriptions or the expiration of the right of return), collectability is reasonably assured and we have no further performance obligations. Products sold to the Company’s wholesale distributors and retail chains are recognized based on the amount of product sold through to the end user consumer until such time as a reasonable estimate of allowances for product returns, rebates and discounts can be made.

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

Under the manufacturing and supply agreements with Mundipharma Medical Company (“Mundipharma Medical”), Mundipharma Medical agreed to purchase LODOTRA exclusively from the Company at a price based on a specified percentage of the average net selling price (“ANSP”) for sales in a given country, subject to a minimum price. Mundipharma Medical has a nine-month period from purchase date to request an ANSP adjustment. If the ANSP is lower than the actual purchase price, then Mundipharma Medical would receive a price adjustment. Beginning in 2011, products sold to Mundipharma Medical have been recognized upon delivery at the minimum price, as no contractual right of return exists. The difference between the actual selling price and the minimum price is recorded as deferred revenue until such time as adjustments for product returns, rebates and discounts can be reliably estimated or the nine-month ANSP adjustment period passes, at which time any previously deferred revenue would be recognized as revenue. As of September 30, 2012 and December 31, 2011, deferred revenues related to the sale of LODOTRA were $2,023 and $1,554, respectively.

In December 2011, the Company began recognizing revenues from the sale of DUEXIS following its commercial launch in the U.S. DUEXIS is currently sold to wholesale pharmaceutical distributors and to several national and regional retail chains. Until the Company can reliably estimate returns, the Company has determined that shipment of products to wholesale distributors and retail chains do not meet the criteria for revenue recognition at the time of shipment. The Company is currently deferring DUEXIS revenue recognition until the right of return no longer exists, which is the earlier of DUEXIS being dispensed through patient prescriptions or the expiration of the right of return (twelve months after the expiration date of the product). As of September 30, 2012, and December 31, 2011, the Company had $1,353 and $1,517, respectively, in deferred revenue on its balance sheet related to DUEXIS shipments.

The Company also defers the related cost of goods sold and records such amounts as other current assets until revenue is recognized. As of September 30, 2012 and December 31, 2011, the Company had a deferred cost of goods sold balance of $260 and $1,067, respectively.

DUEXIS Product Sales Discounts and Allowances

The Company currently records DUEXIS sales to wholesale pharmaceutical distributors and national and regional retail chains as deferred revenue. Allowances for product returns, rebates and discounts are also currently deferred at the time of sale to wholesale pharmaceutical distributors and national and regional retail chains. These deferred expenses are recognized to arrive at net product sales at the time revenue is recognized. The Company is required to make significant judgments and estimates in determining some of these allowances. If actual results differ from its estimates, the Company will be required to make adjustments to these allowances in the future.

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

Rebates. The Company participates in certain rebate programs. Under these rebate programs, the Company pays a rebate to the third-party administrator of the program. The Company accrues estimated rebates based on contract prices; estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel.

Cost of Goods Sold

As a result of the acquisition of Nitec in April 2010, the Company began to recognize cost of goods sold in connection with its sale of LODOTRA. Cost of goods sold of LODOTRA includes raw material costs, costs associated with third parties who manufacture LODOTRA for the Company, supply chain costs, royalty payments to third parties for the use of certain licensed patents and applicable taxes. Cost of goods sold also includes amortization of developed technology related to the acquisition of Nitec.

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

Inventories exclude product sample inventory, which is included in other current assets and is expensed as a component of sales and marketing expense when provided to physicians or healthcare providers. As of September 30, 2012 and December 31, 2011, the Company had product sample inventory of $1,194 and $629, respectively.

Preclinical Studies and Clinical Trial Accruals

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The estimated fair value of the Company’s Senior Secured Loan was determined using Level 2 inputs and was based on the notional amounts of the outstanding debt instrument and borrowing rates of recent debt transactions. At September 30, 2012, the fair value of the Senior Secured Loan approximated its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash balances and money market funds. Cash and cash equivalents were $121,326 and $17,966 as of September 30, 2012, and December 31, 2011, respectively. The Company’s policy is to invest excess cash in money market funds, which are generally of a short-term duration based upon operating requirements.

Restricted Cash

Restricted cash consists of balances included in interest-bearing money market accounts required by a vendor for the Company’s sponsored employee credit card program and by the lessor for the Company’s corporate office. As of September 30, 2012, and December 31, 2011, the Company had restricted cash in the amounts of $800 and $750, respectively.

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

Intangible Assets

The Company’s intangible assets consist of developed technology related to its two approved products of LODOTRA and RAYOS. On July 26, 2012, the FDA approved RAYOS for the treatment of a broad range of indications, which resulted in the Company reclassifying its indefinite-lived in-process research and development (“IPR&D”) asset to developed technology during the third quarter of 2012. The Company amortizes its intangible assets over twelve years, which is the estimated useful life of the LODOTRA and RAYOS patents.

The Company reviews its intangible assets when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company measures fair value based on the estimated future discounted cash flows associated with these assets in addition to other assumptions and projections that the Company deems to be reasonable and supportable.

Research and Development Expenses

Research and development expenses include, but are not limited to, payroll and other personnel expenses, consultant expenses, expenses incurred under agreements with contract research organizations to conduct clinical trials and expenses incurred to manufacture clinical trial materials. Costs related to medical affairs, which consist of scientific publications, health outcomes, biostatistics, medical education and information, and medical communications are also charged to research and development expense as incurred.

Sales and Marketing Expenses

Sales and marketing expenses consist principally of payroll of sales representatives and support staff, travel and other personnel-related expenses, marketing materials and distributed sample inventories.

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

                To achieve profitable operations, the Company must successfully develop, obtain regulatory approval for, manufacture and market its products and product candidates, or in-license products from third parties. There can be no assurance that any additional products can be developed, will be approved for marketing by the regulatory authorities, or can be manufactured at an acceptable cost and with appropriate performance characteristics or that any products will be successfully marketed or in-licensed by the Company. These factors could have a material adverse effect on the Company’s operations.

The Company relies on third parties to manufacture its commercial supplies of DUEXIS and RAYOS/LODOTRA. The commercialization of any of its products or product candidates could be stopped, delayed or made less profitable if those third parties fail to provide the Company with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

The Company is required to maintain compliance with applicable Swiss laws with respect to its Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. The Company reviews on a regular basis whether its Swiss subsidiary is overindebted. As of December 31, 2011, and September 30, 2012, the Company’s Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. The Company will continue to monitor and review steps to address any overindebtedness, until such time as its Swiss subsidiary generates positive income at a statutory level, which could require the Company to have cash at its Swiss subsidiary in excess of its near term operating needs and could affect the Company’s ability to have sufficient cash at its U.S. subsidiary to meet its near term operating needs.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) (“OCI”). OCI includes certain changes in stockholders’ equity (deficit) that are excluded from net income (loss), which consist of foreign currency translation adjustments. As of September 30, 2012, and December 31, 2011, accumulated other comprehensive loss was $4,136 and $3,788, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. For the periods presented, the Company’s potential dilutive shares, which include shares issuable upon the exercise of outstanding stock options, unvested restricted stock units and warrants to purchase common stock, have not been included in the computation of diluted net loss per share for the periods presented in which there is a net loss as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.

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

NOTE 3 – EARNINGS PER SHARE

The following table presents basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic and diluted earnings per share calculation:
Net loss	$(16,953)	$(17,231)	$(63,461)	$(36,538)
Weighted average of common shares outstanding	35,972,657	13,256,189	31,227,336	5,458,561
Basic and diluted net loss per share	$(0.47)	$(1.30)	$(2.03)	$(6.69)

The following dilutive securities were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 due to the anti-dilutive effects resulting from the Company’s net loss for the periods presented:

•

Outstanding stock options to purchase an aggregate of 2,463,777 and 1,679,761 shares of common stock at September 30, 2012 and 2011, respectively, and outstanding and unvested restricted stock units covering an aggregate of 816,208 shares of common stock at September 30, 2012.

•	Outstanding warrants to purchase an aggregate of 18,026,441 and 459,003 shares of common stock at September 30, 2012, and 2011, respectively.

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

The components of inventories as of September 30, 2012, and December 31, 2011, are summarized as follows:

	September 30,	December 31,
	2012	2011
Raw materials	$92	$75
Work-in-process	265	488
Finished goods	3,309	632

Net inventories	$3,666	$1,195

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2012, and December 31, 2011, consisted of the following:

	September 30,	December 31,
	2012	2011
Deferred cost of goods sold	$260	$1,067
Product samples inventory	1,194	629
Prepaid clinical trial studies	772	—
Prepaid marketing expenses	663	509
Prepaid insurance	269	230
Prepaid FDA product and manufacturing fees	339	139
Other prepaid expenses	837	115
Other current assets	—	74

Total prepaid and other current assets	$4,334	$2,763

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2012, and December 31, 2011, consisted of the following:

	September 30,	December 31,
	2012	2011
Machinery and equipment	$1,836	$1,797
Furniture and fixtures	108	158
Computer equipment	1,192	677
Software	437	286
Trade show equipment	228	228
Leasehold improvement	712	705
Construction in progress	407	165

	4,920	4,016
Less-accumulated depreciation	(1,300)	(771)

Total property and equipment	$3,620	$3,245

Depreciation expense was $167 and $98 for the three months ended September 30, 2012, and 2011, respectively. Depreciation expense was $559 and $308 for the nine months ended September 30, 2012, and 2011, respectively.

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangible assets consist of developed technology related to the Company’s approved and/or marketed products: LODOTRA in Europe and RAYOS in the U.S. On July 26, 2012, the FDA approved RAYOS for the treatment of a broad range of indications, which resulted in the Company reclassifying the entire asset balance of $35,456, from its indefinite-lived IPR&D asset to a finite-lived developed technology asset. At September 30, 2012, the Company had no remaining IPR&D intangible assets.

In connection with the reclassification of IPR&D to developed technology in the third quarter of 2012, the Company conducted a fair value assessment related to the carrying value of this asset. The analysis indicated that the fair value of the developed technology asset exceeded its carrying value, which resulted in no impairment. Developed technology associated with the Company’s approved and/or marketed products is amortized on a straight-line basis over its estimated useful life of twelve years for both LODOTRA and RAYOS.

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

As of September 30, 2012, and December 31, 2011, intangible assets subject to amortization consisted of the following:

	As of September 30, 2012			As of December 31, 2011
	Cost	Accumulated	Net Book	Cost	Accumulated	Net Book
	Basis	Amortization	Value	Basis	Amortization	Value
Developed technology	$77,775	$(9,128)	$68,647	$41,680	$(6,078)	$35,602

Amortization expense of the Company’s developed technology was $1,341 and $950 for the three months ended September 30, 2012, and 2011, respectively, and was $3,089 and $2,849 for the nine months ended September 30, 2012, and 2011, respectively. As of September 30, 2012, estimated future amortization expense was as follows:

2012	$1,616
2013	6,463
2014	6,463
2015	6,463
2016 and thereafter	47,641

Total	$68,647

NOTE 8 – OTHER ASSETS

Other assets as of September 30, 2012, and December 31, 2011, consisted of the following:

	September 30,	December 31,
	2012	2011
Deferred financing costs	$3,371	$—
Long-term inventory deposits	505	505
Long-term rent deposits	41	42
Other	54	—

Total other assets	$3,971	$547

NOTE 9 – ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2012, and December 31, 2011, consisted of the following:

	September 30,	December 31,
	2012	2011
Payroll related expenses	$4,380	$4,237
Sales and marketing expenses	1,134	1,199
Deferred rent	878	811
Accrued rebates and royalties	2,101	694
Clinical and regulatory expenses	257	439
Professional services	359	394
Contract manufacturing expenses	78	220
Taxes and licenses	449	196
Interest expense	2,597	163
Consulting services	185	150
Accrued other	195	423

Total accrued liabilities	$12,613	$8,926

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

Assets measured at fair value on a recurring basis subject to the disclosure requirements ASC 820 at September 30, 2012, and December 31, 2011, were as follows:

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$117,121	$—	$—	$117,121

Total assets at fair value	$117,121	$—	$—	$117,121

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$15,448		$—	$15,448

Total assets at fair value	$15,448	$—	$—	$15,448

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

Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG. Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The Company committed to a minimum purchase of RAYOS/LODOTRA tablets from Jagotec for five years from the date of first launch of RAYOS/LODOTRA in a major country, as defined in the agreement, which was in April 2009. At September 30, 2012, the minimum remaining purchase commitment based on tablet pricing in effect under the agreement was $3,130. The purchase agreement automatically renews on a yearly basis until either party provides a written two year advanced notice of termination. The earliest the agreement can expire according to this advance notice procedure is April 15, 2015.

In May 2011, the Company entered into a manufacturing and supply agreement with sanofi-aventis U.S. Pursuant to the agreement, sanofi-aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from sanofi-aventis U.S. for our commercial requirements of DUEXIS in North America and certain countries and territories in Europe, including the European Union member states and Scandinavia, and South America. At September 30, 2012, the Company had a $9,700 blanket purchase commitment to sanofi-aventis for DUEXIS to be delivered through December 2013, of which $140 represented a binding purchase order issued from the Company to sanofi-aventis U.S. for DUEXIS to be delivered in the first quarter of 2013.

Royalty Agreement

In connection with the August 2004 development and license agreement with SkyePharma AG (“SkyePharma”) and Jagotec AG, a wholly-owned subsidiary of SkyePharma, regarding certain proprietary technology and know-how owned by SkyePharma, Jagotec is entitled to receive a single digit percentage royalty on net sales of RAYOS/LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the net sales of LODOTRA, such as license fees, and lump sum and milestone payments. Royalty expense recognized in cost of goods sold during the three months ended September 30, 2012 and 2011 was $136 and $101, respectively, and $395 and $356 for the nine months ended September 30, 2012 and 2011, respectively.

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

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2012, and December 31, 2011, consisted of the following:

	September 30,	December 31,
	2012	2011
Senior Secured Loan	$61,096	$—
Oxford Facility	—	16,598
Kreos Facility	—	2,840

	61,096	19,438
Current debt maturities	(7,957)	(3,604)
Debt discount	(13,773)	—

Long-term debt, net of current maturities	$39,366	$15,834

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

In February 2012, the Company entered into a $60,000 Senior Secured Loan with a group of institutional investors. The Company used $22,381 of the Senior Secured Loan proceeds to repay the Oxford Facility and the Kreos Facility. As a result of the extinguishment of the Oxford Facility and Kreos Facility, the Company incurred a $2,973 loss on debt extinguishment from the write-off of the remaining debt discount, pre-payment penalty, interest and end of loan fees. The loss on the extinguishment of debt is included in interest expense in the condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2012.

Under the terms of the Senior Secured Loan, the outstanding principal accrues interest until maturity in January 2017 at a rate of 17% per annum, payable quarterly unless repaid earlier. The Senior Secured Loan allows the Company to pay the full 17% interest when due or pay 12% interest in cash and the remaining 5% interest in the form of incremental debt (“payment in kind borrowings”). Beginning in April 2013, and each quarter thereafter, the lenders may require the Company to repay $3,978 of the loan principal. The Company may also prepay the loan at any time, subject to certain prepayment premiums. In connection with the Senior Secured Loan, the Company also issued warrants to the lenders to purchase up to an aggregate of 3,277,191 shares of common stock at an exercise price of $0.01 per share. The warrants became exercisable 180 days after issuance and will remain exercisable until the maturity date of the Loan on January 22, 2017, subject to limited exceptions. The Senior Secured Loan is secured by a lien on substantially all of the Company’s assets including intellectual property, and the Company pledged all of its equity interests in Horizon Pharma USA, Inc. and 65% of its equity interests in Horizon Pharma AG.

The Senior Secured Loan restricts the Company’s ability to incur additional indebtedness, incur liens, pay dividends and engage in significant business transactions, such as a change of control, so long as the Company owes any amounts to the lenders under the related loan agreements. If the Company defaults under its Senior Secured Loan, its lenders may accelerate all of its repayment obligations and take control of the pledged assets. The Company’s lenders could declare the Company in default under its debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect upon it as defined under the loan agreements, thereby requiring the Company to repay the loan immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Among other loan covenant requirements, the Senior Secured Loan also requires the Company to maintain a minimum level of liquidity of at least $10,000 at all times during the term of the loan unless its quarterly consolidated EBITDA is at least $6,000 and to meet specified minimum net revenues during a trailing twelve-month period, which commenced on June 30, 2012. The negative covenants include, among other things, restrictions on transferring or licensing the Company’s assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on the Company’s assets, in each case subject to customary exceptions. In April 2012, the Company elected to pay the 12% interest in cash and the remaining 5% interest due of $333 was added to the principal loan balance as a payment in kind borrowing. Additionally, in July 2012, the Company elected to pay the 12% interest in cash and the remaining 5% interest due of $763 was added to the principal loan balance as a payment in kind borrowing.

On September 7, 2012, the Company and lenders entered into the Senior Secured Loan Amendment, whereby affirmative covenants under the Senior Secured Loan with respect to minimum levels of liquidity and net revenue were modified. Under the Senior Secured Loan Amendment, the Company is required to have a minimum liquidity of $30,000 as of December 31, 2012. The Company is no longer required to achieve minimum net revenue levels for the trailing 12 month periods at the end of the third and fourth quarters of 2012, and the minimum trailing 12 month net revenues as of the end of each quarter of 2013 and the first quarter of 2014 have been reduced.

In lieu of paying a cash fee in consideration for entering into the Senior Secured Loan Amendment, the Company agreed to issue an aggregate of 1,250,000 shares of the Company’s common stock to the lenders. The fair value of the common stock issued in connection with the Senior Secured Loan Amendment was $5,075 and was classified as debt discount in the Company’s consolidated balance sheets and will be amortized to interest expense over the remaining life of the Senior Secured Loan. At September 30, 2012, the outstanding balance on the Senior Secured Loan was $61,096 and the Company was in compliance with all applicable financial loan covenants.

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

In July 2012, warrants to purchase an aggregate of 13,807 shares of the Company’s common stock were exercised in a cashless exercise resulting in the issuance of 6,169 shares of common stock.

In August 2012, warrants to purchase an aggregate of 34,518 shares of the Company’s common stock were exercised in a cash exercise resulting in the issuance of 34,518 shares of common stock.

In August 2012, warrants to purchase an aggregate of 1,365,496 shares of the Company’s common stock were exercised in a cashless exercise resulting in the issuance of 1,362,237 shares of common stock.

In September 2012, in connection with the Senior Secured Loan Amendment, the Company issued an aggregate of 1,250,000 shares of the Company’s common stock.

In September 2012, the Company received gross proceeds of $86,236 from the sale of 24,638,750 shares of common stock and warrants to purchase an aggregate of 12,319,375 shares of common stock with an exercise price of $4.57 per share to certain institutional and accredited investors in a public offering. For each share of common stock purchased, the investors received a warrant to purchase 0.5 of a share of the Company’s common stock. The warrants expire on September 24, 2017.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has entered into consulting agreements with three stockholders, two of whom previously served as directors of Horizon Pharma USA. Two of the consulting agreements terminated as of December 31, 2011, while one remains in effect as of September 30, 2012. In addition, the Company’s wholly-owned subsidiary, Horizon Pharma AG, has entered into a consulting agreement with a former owner and majority shareholder of Nitec. Consulting fees paid to related parties during the three months ended September 30, 2012 and 2011 were $176 and $173, respectively, and $543 and $573 for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table presents the benefit for income taxes for the three and nine months ended September 30, 2012, and 2011, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss before benefit for income taxes	$(21,465)	$(17,408)	$(68,296)	$(37,083)
Benefit for income taxes	(4,512)	(177)	(4,835)	(545)

Net loss	$(16,953)	$(17,231)	$(63,461)	$(36,538)

In connection with the FDA approval of RAYOS on July 26, 2012, the Company reclassified its indefinite-lived IPR&D intangible asset to a finite-lived developed technology intangible asset and began amortizing the asset to cost of goods during the third quarter of 2012. The reclassification to developed technology required the Company to reassess its deferred tax positions, which indicated that it was more likely than not that a greater portion of the Company’s deferred tax assets would be realized as a result of the reclassification of its intangible asset from indefinite-lived to finite-lived. As a result of this assessment, the Company reduced its deferred tax asset valuation allowances, which resulted in a corresponding reduction to the Company’s net deferred tax liabilities and the recognition of a one-time net income tax benefit of $4,258 that was recorded as an additional benefit for income taxes during the three months ended September 30, 2012.

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

On December 15, 2011, the Company’s board of directors approved an additional 100,000 shares to be available for issuance under the 2011 Purchase Plan, effective as of January 1, 2012. As of September 30, 2012, 60,895 shares had been issued and an aggregate of 502,457 shares of common stock were authorized and available for issuance under the 2011 Purchase Plan.

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

In July 2010, the Company’s Board of Directors adopted the 2011 Plan and in June 2011, the Company’s stockholders approved the 2011 Plan, and it became effective upon the signing of the underwriting agreement related to the Company’s initial public offering, on July 28, 2011. The 2011 Plan had an initial reserve of 3,366,228 shares of common stock, including 460,842 shares of common stock previously reserved for future issuance under the 2005 Plan, 1,304,713 shares of common stock reserved for future issuance upon the exercise of options outstanding under the 2005 Plan as of the 2011 Plan’s effective date and 1,600,673 new shares of common stock reserved. The 2011 Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance on January 1, from 2012 until 2021. The number of shares added each year will be equal to the least of: (a) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (b) 1,474,304 shares of common stock; or (c) a number of shares of common stock that may be determined each year by the board of directors that is less than (a) and (b). On December 15, 2011, pursuant to the terms of the 2011 Plan, the Company’s board of directors approved additional shares available for issuance under the 2011 Plan of 672,500 shares, effective as of January 1, 2012. As of September 30, 2012, 758,070 shares of common stock were reserved for issuance under the 2011 Plan.

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

Stock Option Plans

The following table summarizes stock option activity during the nine months ended September 30, 2012 as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2011	2,532,262	$9.93
Granted	177,030	$3.98
Forfeited	(245,515)	$7.88

Outstanding as of September 30, 2012	2,463,777	$9.70

Exercisable as of September 30, 2012	1,180,322	$13.20

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the nine months ended September 30, 2012, and 2011, and assumptions used to value stock options, are as follows:

	Nine Months Ended September 30,
	2012	2011
Dividend yield	—	—
Risk-free interest rate	1.0%	1.2%
Weighted average volatility	89.6%	86.0%
Expected life (in years)	5.94	6.02
Weighted average grant date fair value per share of options granted	$2.92	$5.3

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

During the nine months ended September 30, 2012 and 2011, the Company utilized a forfeiture rate of 5% for estimating the forfeitures of stock options granted.

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2012 as follows:

	Number of Units	Weighted Average Grant-Date Fair Value Per Units
Outstanding as of December 31, 2011	304,890	$4.96
Granted	520,000	$4.20
Vested	(180,000)	$4.20
Forfeited	(8,682)	$4.96

Unvested shares outstanding as of September 30, 2012	636,208	$4.55

In January 2012, the Compensation Committee of the Board of Directors of the Company granted 510,000 restricted stock units to senior management of the Company. The restricted stock units are performance based and require the achievement of certain Company defined milestones, with awards being granted in the form of common stock on the earlier of termination of service or December 31, 2012. In March 2012, certain performance goals related to financing activities were met, which resulted in the vesting of 72,000 restricted stock units and a corresponding acceleration of stock-based compensation expense related to these units. In July 2012, performance goals related to RAYOS FDA approval were met, which resulted in the vesting of 108,000 restricted stock units and a corresponding acceleration of stock-based compensation expense related to these units.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months September 30, 2012, and 2011, as follows:

	Nine Months Ended September 30,
	2012	2011
Stock-based compensation expense:
Research and development	$929	$582
Sales and marketing	773	238
General and administrative	1,960	1,007

Net effect of stock-based compensation expense on net loss	$3,662	$1,827

As of September 30, 2012, the Company estimates that pre-tax compensation expense of $7,204 for all unvested share-based awards, including both stock options and restricted stock units will be recognized through the third quarter of 2015. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of its common stock which have been reserved under the 2011 Plan.

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

(Dollars are presented in thousands except share data or unless otherwise stated)

OUR BUSINESS

We are a biopharmaceutical company that is developing and commercializing innovative medicines to target unmet therapeutic needs in arthritis, pain and inflammatory diseases. On April 23, 2011, the U.S. Food and Drug Administration, or FDA, approved DUEXIS®, a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis, or RA, and osteoarthritis and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. In the second half of 2011, we hired our initial commercial organization of approximately 80 field sales representatives and completed sales force training. We began detailing DUEXIS to physicians in December 2011 and held our launch meeting for DUEXIS in the U.S. in January 2012. In June 2012, we began expanding our commercial organization and in early October 2012, we announced that we had completed the expansion to approximately 150 field sales representatives. Also in June 2012, we engaged Mallinckrodt LLC, the pharmaceutical business of Covidien plc, on a non-exclusive basis to co-promote DUEXIS in the U.S. As of October 1, 2012, as a result of the our sales force expansion and the Mallinckrodt co-promotion agreement, the called-on physician targets for DUEXIS increased five-fold, to fifty thousand, compared to the ten thousand physician targets that our original 80 sales representatives were able to cover. Also in June 2012, we entered into an exclusive collaboration, license and supply agreement with Grünenthal S.A. for the potential commercialization of DUEXIS in Latin America. In October 2010, we submitted a Marketing Authorization Application, or MAA, for DUEXIS in the United Kingdom, or the UK, the Reference Member State, through the Decentralized Procedure. In February 2012, we announced that we withdrew and updated the DUEXIS MAA submission to include the recently approved manufacturing site in Laval, Quebec through the National Procedure in the UK. We anticipate a decision on the MAA in the fourth quarter of 2012, but do not consider the DUEXIS opportunity in Europe to be material to our business given the pricing of and the revenue being generated by existing branded NSAIDS in Europe.

Our second product, RAYOS®, known as LODOTRA® outside the U.S., is a proprietary delayed release formulation of low-dose prednisone that was approved in the U.S. on July 26, 2012 and is currently marketed in Europe by our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, for the treatment of moderate to severe, active RA in adults, particularly when accompanied by morning stiffness. In addition, we have granted to Mundipharma commercialization rights to LODOTRA in Asia and Latin America. On July 26, 2012, the FDA approved RAYOS for the treatment of a broad range of diseases, including RA, polymyalgia rheumatica, or PMR, psoriatic arthritis, ankylosing spondylitis, asthma and chronic obstructive pulmonary disease. Our initial strategy for RAYOS is to solely focus on the rheumatology indications approved for RAYOS where our Phase 3 clinical trial data supports our commercial plans. We anticipate the initial launch of RAYOS in the United States to a subset of high-value rheumatologists in the fourth quarter of 2012, with a full launch to the majority of U.S. rheumatologists and primary care physicians occurring in late January of 2013. Our strategy is to commercialize our products in the U.S. and to enter into licensing or additional distribution agreements for commercialization of our products outside the U.S.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2012 and 2011

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

	Three Months Ended September 30,		Increase /
	2012	2011	(Decrease)
Gross sales	$7,311	$273	$7,038
Sales discounts and allowances	(790)	—	(790)

Net sales	6,521	273	6,248
Cost of good sold	3,810	1,249	2,561

Gross profit (loss)	2,711	(976)	3,687

Operating expenses
Research and development	3,796	5,346	(1,550)
Sales and marketing	12,951	5,141	7,810
General and administrative	4,678	4,192	486

Total operating expenses	21,425	14,679	6,746

Operating loss	(18,714)	(15,655)	(3,059)

Other income (expense)
Interest expense, net	(3,339)	(995)	(2,344)
Foreign exchange gain (loss)	588	(758)	1,346

Total other expense, net	(2,751)	(1,753)	(998)

Net loss before benefit for income taxes	(21,465)	(17,408)	(4,057)
Benefit for income taxes	(4,512)	(177)	(4,335)

Net loss	$(16,953)	$(17,231)	$278

Sales. During the three months ended September 30, 2012, gross sales and net sales were $7,311 and $6,521, respectively, compared to $273 in gross and net sales during the three months ended September 30, 2011. DUEXIS gross and net sales during the quarter were $2,966 and $2,572, respectively, after deducting trade discounts and allowances of $68 and co-pay assistance costs of $326, and represented 41% of gross sales and 39% of net sales during the quarter ended September 30, 2012. LODOTRA gross and net sales during the quarter were $4,345 and $3,949, respectively, after deducting trade discounts and allowances of $396 during the quarter ended September 30, 2012. The $4,072 increase in LODOTRA sales during the three months ended September 30, 2012 compared to the same period in the prior year was the result of higher product shipments and the recognition of deferred revenues to our European distribution partner, Mundipharma.

We have determined that the shipment of DUEXIS to wholesale distributors and retail chains does not currently meet the criteria for revenue recognition at the time of shipment which requires a reliable estimate of returns based on history. Therefore, we continue to defer DUEXIS revenue recognition until the right of return no longer exists, which is the earlier of DUEXIS being dispensed through patient prescriptions or the expiration of the right of return (twelve months after the expiration date of the product). As of September 30, 2012, we had $1,353 in deferred revenue on our balance sheet related to DUEXIS shipments.

Cost of Goods Sold. Cost of goods sold increased $2,561, from $1,249 during the three months ended September 30, 2011, to $3,810 during the three months ended September 30, 2012. The increase in cost of goods sold during the 2012 period was primarily the result of higher product sales of LODOTRA, cost of goods sold related to DUEXIS sales, which began in 2012, and a $392 increase in intangible amortization expense. The increase in intangible amortization expense was primarily the result of the FDA approval of RAYOS in July 2012, which resulted in the reclassification and subsequent amortization of an indefinite-lived intangible asset to a definite-lived intangible asset. For the three months ended September 30, 2012, intangible amortization expense accounted for 35% of total cost of goods sold.

Research and Development Expenses. Research and development expenses decreased $1,550, from $5,346 during the three months ended September 30, 2011, to $3,796 during the three months ended September 30, 2012. The decrease in research and development expenses during the 2012 period was primarily associated with a $1,900 reduction in regulatory submission fees and clinical trial expenses and a $300 reduction in consulting fees, which was partially offset by a $700 increase in salaries and benefits expense as a result of an additional staffing and personnel expenses, which was primarily related to staffing our medical affairs group which supports scientific publications, health outcomes medical education and information and medical communications.

Sales and Marketing Expenses. Sales and marketing expenses increased $7,810, from $5,141 during the three months ended September 30, 2011, to $12,951 during the three months ended September 30, 2012. The increase in expenses was primarily attributable to ongoing sales and promotional efforts related to our DUEXIS product launch and pre-launch activities related to RAYOS, which included a $4,800 increase in salaries and benefits expense associated with additional staffing of our sales and marketing functions, a $2,100 increase in market research and marketing programs and a $900 increase in consulting and outside service costs.

General and Administrative Expenses. General and administrative expenses increased $486, from $4,192 during the three months ended September 30, 2011, to $4,678 during the three months ended September 30, 2012. The increase in general and administrative expenses was primarily due to a $400 increase in salaries, benefits and stock compensation expense associated with additional finance and administrative personnel as we built out our corporate infrastructure, a $300 increase in legal costs associated with intellectual property related matters and a $200 increase in facility costs associated with higher rent and insurance costs, partially offset by a $400 reduction in consulting expenses during the third quarter of 2012.

Interest Expense, Net. Interest expense, net increased $2,344, from $995 during the three months ended September 30, 2011, to $3,339 during the three months ended September 30, 2012. The increase in interest expense during the three months ended September 30, 2012 was primarily the result of incremental interest expense associated with higher borrowing balances under our $60,000 senior secured loan with a group of institutional investors, or Senior Secured Loan, compared to outstanding notes payable balances of $19,853 in the prior year.

Foreign Exchange Gain (Loss), Net. During the three months ended September 30, 2012, we reported a foreign exchange gain of $588, compared to a foreign exchange loss of $758 during the three months ended September 30, 2011. The foreign exchange gain during the third quarter of 2012 was associated with an increase in the value of the Euro against the U.S. dollar during the three months ended September 30, 2012, which resulted in a favorable currency impact on re-measuring intercompany borrowings at Horizon Pharma AG subsidiary.

Income Tax Benefit. Income tax benefit increased $4,335, from $177 during the three months ended September 30, 2011, to $4,512 during the three months ended September 30, 2012. The increase in income tax benefit was due to a one-time income tax benefit of $4,258 recorded during the third quarter of 2012. In connection with the FDA approval of RAYOS on July 26, 2012, we reclassified our indefinite-lived in-process research & development, or IPR&D, intangible asset to a finite-lived developed technology intangible asset and began amortizing the asset to cost of goods sold during the third quarter of 2012. The reclassification to developed technology required us to reassess our deferred tax positions, which indicated that it was more likely than not that a greater portion of our deferred tax assets would be realized as a result of the reclassification of our intangible asset from indefinite-lived to finite-lived. As a result of this assessment, we reduced our deferred tax asset valuation allowances, which resulted in a corresponding reduction to our net deferred tax liabilities and the recognition of a one-time net income tax benefit of $4,258 that was recorded as an additional benefit for income taxes during the three months ended September 30, 2012.

Net Loss. Net loss decreased from $17,231 during the three months ended September 30, 2011, to $16,953 during the three months ended September 30, 2012, primarily as a result of higher sales and gross profit and the recognition of a one-time income tax benefit, partially offset by the increase in expenses described above.

Comparison of Nine Months Ended September 30, 2012 and 2011

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

	Nine Months Ended September 30,		Increase /
	2012	2011	(Decrease)
Gross sales	$14,827	$3,401	$11,426
Sales discounts and allowances	(1,942)	—	(1,942)

Net sales	12,885	3,401	9,484
Cost of goods sold	8,732	5,191	3,541

Gross profit (loss)	4,153	(1,790)	5,943

Operating expenses
Research and development	12,098	11,536	562
Sales and marketing	34,466	7,426	27,040
General and administrative	14,436	10,640	3,796

Total operating expenses	61,000	29,602	31,398

Operating loss	(56,847)	(31,392)	(25,455)

Other income (expense)
Interest expense, net	(11,081)	(5,465)	(5,616)
Foreign exchange loss	(312)	(226)	(86)
Other expense	(56)	—	(56)

Total other expense, net	(11,449)	(5,691)	(5,758)

Net loss before benefit for income taxes	(68,296)	(37,083)	(31,213)
Benefit for income taxes	(4,835)	(545)	(4,290)

Net loss	$(63,461)	$(36,538)	$(26,923)

Sales. During the nine months ended September 30, 2012, gross sales and net sales were $14,827 and $12,885, respectively, compared to $3,401 in gross and net sales during the nine months ended September 30, 2011. DUEXIS gross and net sales during the nine months ended September 30, 2012 were $6,177 and $5,074, respectively, after deducting trade discounts and allowances of $375 and co-pay assistance costs of $728, and represented 42% of gross sales and 39% of net sales during the nine months ended September 30, 2012. LODOTRA gross and net sales during the nine month period were $8,650 and $7,811, respectively, after deducting trade discounts and allowances of $839 during the nine months ended September 30, 2012. The $5,250 increase in LODOTRA sales during the nine months ended September 30, 2012 compared to the same period in the prior year was the result of higher product shipments and the recognition of deferred revenues to the Company’s distribution partner, Mundipharma.

Cost of Goods Sold. Cost of goods sold increased $3,541, from $5,191 during the nine months ended September 30, 2011, to $8,732 during the nine months ended September 30, 2012. The increase in cost of goods sold was primarily the result of a $1,770 increase in product costs associated with higher LODOTRA product shipments in the current year and $1,532 in product costs related to DUEXIS, which began shipment in 2012. For the nine months ended September 30, 2012, intangible amortization expense accounted for 35% of total cost of goods sold.

Research and Development Expenses. Research and development expenses increased $562, from $11,536 during the nine months ended September 30, 2011, to $12,098 during the nine months ended September 30, 2012. The increase in research and development expenses was primarily associated with a $2,300 increase in salaries and benefits expense and $800 in medical education and related grants, which was offset by a $2,100 reduction in regulatory submission fees and clinical studies expenses and $400 in lower consulting fees.

Sales and Marketing Expenses. Sales and marketing expenses increased $27,040, from $7,426 during the nine months ended September 30, 2011, to $34,466 during the nine months ended September 30, 2012. The increase was primarily attributable to the staffing of our field sales organization and marketing functions, which resulted in $15,300 in higher salaries and benefits expenses. In addition, sales and promotional efforts in support of our DUEXIS product launch and pre-launch activities related to RAYOS during the nine months ended September 30, 2012 were higher as a result of an increase of $6,600 in advertising and promotional expenses, a $2,600 increase in samples expenses, $1,600 in higher consulting fees and a $1,000 increase in market research expenses.

General and Administrative Expenses. General and administrative expenses increased $3,796, from $10,640 during the nine months ended September 30, 2011, to $14,436 during the nine months ended September 30, 2012. The increase in general and administrative expenses was due to a $1,900 increase in salaries and benefits expense as a result of additional finance and administrative personnel as we built out our corporate infrastructure, $1,100 in higher legal and consulting costs associated with intellectual property related matters and an $800 increase in facility costs associated with higher rent and insurance expense.

Interest Expense, Net. Interest expense, net increased $5,616, from $5,465 during the nine months ended September 30, 2011, to $11,081 during the nine months ended September 30, 2012. The increase in interest expense was primarily attributable to higher borrowing balances under our Senior Secured Loan compared to the prior year and higher debt extinguishment costs. During the nine months ended September 30, 2011, there was a $1,900 charge related to the loss on extinguishment of our prior debt facility with Kreos Capital III (UK) Limited and Silicon Valley Bank, compared to a $2,500 charge related to extinguishment of our debt facility with Oxford Finance LLC and Silicon Valley Bank and our debt facility with Kreos Capital III (UK) Limited during the nine months ended September 30, 2012.

Foreign Exchange Loss, Net. During the nine months ended September 30, 2012, we had a foreign exchange loss of $312 compared to a foreign exchange loss of $226 during the nine months ended September 30, 2011. The foreign exchange loss during both periods was associated with a decline in the value of the Euro against the U.S. dollar, which resulted in an unfavorable currency impact for our Horizon Pharma AG subsidiary.

Other Expense. Other expense was $56 during the nine months ended September 30, 2012 and primarily represented a loss on disposal of office furniture.

Income Tax Benefit. Income tax benefit increased $4,290, from $545 during the nine months ended September 30, 2011, to $4,835 during the nine months ended September 30, 2012. The increase in income tax benefit was due to a one-time income tax benefit of $4,258 recorded during the third quarter of 2012. In connection with the FDA approval of RAYOS on July 26, 2012, we reclassified our indefinite-lived IPR&D intangible asset to a finite-lived developed technology intangible asset and began amortizing the asset to cost of goods sold during the third quarter of 2012. The reclassification to developed technology required us to reassess our deferred tax positions, which indicated that it was more likely than not that a greater portion of our deferred tax assets would be realized as a result of the reclassification of our intangible asset from indefinite-lived to finite-lived. As a result of this assessment, we reduced our deferred tax asset valuation allowances, which resulted in a corresponding reduction to our net deferred tax liabilities and the recognition of a one-time net income tax benefit of $4,258 that was recorded as an additional benefit for income taxes during the three months ended September 30, 2012.

Net Loss. Net loss increased from $36,538 during the nine months ended September 30, 2011 to $63,461 during the nine months ended September 30, 2012, primarily as a result of the increase in expenses described above, partially offset by higher sales and gross profit.

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

Revenue from product deliveries

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

Revenue from up-front license fees

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

Cost of goods sold for DUEXIS includes all costs directly related to the acquisition of product from our manufacturer, including freight charges and manufacturing overhead costs. We defer the DUEXIS related cost of goods sold and record such amounts as other current assets until related revenue is recognized.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of September 30, 2012, we had an accumulated deficit of $283,778. We anticipate that we will continue to incur net losses for at least the next few years. We expect that our sales and marketing expenses will continue to increase as a result of our commercialization of DUEXIS and RAYOS/LODOTRA. As a result, we will need to generate significant net product sales, and royalty and other revenues to achieve profitability.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes. As of September 30, 2012, we had $121,326 in cash and cash equivalents. In February 2012, we entered into the $60,000 Senior Secured Loan. We used $22,381 of the loan proceeds to repay the remaining obligations under the Oxford facility and the Kreos facility. Under the terms of the Senior Secured Loan, the outstanding principal accrues interest until maturity in January 2017 at a rate of 17% per annum, payable quarterly unless repaid earlier. The Senior Secured Loan allows us to pay the full 17% interest when due or pay 12% interest in cash and the remaining 5% interest in the form of incremental debt. Beginning in April 2013, and for each quarter thereafter, the lenders may require us to repay $4,000 of the loan principal. We may prepay the loan at any time, subject to certain prepayment premiums. In connection with the Senior Secured Loan, we also issued warrants to the lenders to purchase up to an aggregate of approximately 3,277,191 shares of our common stock at an exercise price of $0.01 per share. The warrants became exercisable 180 days after issuance and will remain exercisable until the maturity date of the Loan on January 22, 2017, subject to limited exceptions. The Senior Secured Loan is secured by a lien covering substantially all of our assets including intellectual property in addition to pledging all of our equity interests in Horizon Pharma USA, Inc. and 65% of our equity interests in Horizon Pharma AG.

The Senior Secured Loan restricts our ability to incur additional indebtedness, incur liens, pay dividends and engage in significant business transactions, such as a change of control, so long as we owe any amounts to the lenders under the related loan agreements. If we default under our Senior Secured Loan, our lenders may accelerate all of our repayment obligations and take control of our pledged assets. Our lenders could declare us in default under our debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect upon us as defined under the loan agreements, thereby requiring us to repay the loans immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Among other loan covenant requirements, the Senior Secured Loan also requires us to maintain a minimum level of liquidity of at least $10,000 at all times during the term of the loan unless our quarterly consolidated EBITDA is at least $6,000 and to meet specified minimum net revenues during a trailing twelve-month period commencing on June 30, 2012. The negative covenants include, among other things, restrictions on transferring or licensing our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions and creating other liens on our assets, in each case subject to customary exceptions. In April 2012, we elected to pay the 12% interest in cash and the remaining 5% interest of $333 was added to the principal loan balance as incremental debt. Additionally, in July 2012, we elected to pay the 12% interest in cash and the remaining 5% interest due of $763 was added to the principal loan balance as a payment in kind borrowing.

On September 7, 2012, we and the lenders entered into an amendment of the Senior Secured Loan, or the Senior Secured Loan Amendment, whereby affirmative covenants under the Senior Secured Loan with respect to minimum levels of liquidity and net revenue were modified. Under the Senior Secured Loan Amendment, we are required to have a minimum liquidity of $30,000 as of December 31, 2012 and we are no longer required to achieve minimum net revenue levels for the trailing 12 month periods at the end of the third and fourth quarters of 2012, and the minimum trailing 12 month net revenues as of the end of each quarter of 2013 and the first quarter of 2014 have been reduced. In lieu of paying a cash fee in consideration for entering into the Senior Secured Loan Amendment, we agreed to issue an aggregate of 1,250,000 shares of our common stock to the lenders. At September 30, 2012, the outstanding balance on the Senior Secured Loan was $61,096.

As of September 30, 2012, we were in compliance with all applicable financial covenants under the Senior Secured Loan. The inability to meet the covenants under the loan facility could have an adverse impact on our financial position and results of operations. These uncertainties and lack of commercial operating history raise substantial doubt about our ability to continue as a going concern. Additionally, our ability to comply with the operating and financial covenants under the Senior Secured Loan in future periods will be dependent on several factors including: the continued growth of the arthritis, pain and inflammation markets; whether we are able to obtain marketing approvals for DUEXIS in Europe; acceptance of our products by patients, primary care specialists and other key specialists, including rheumatologists, orthopedic surgeons and pain specialists; and potential or perceived advantages or disadvantages of our products over alternative treatments, including cost of treatment and relative convenience and ease of administration. Changes in key markets or our inability to execute our operating plan could result in non-compliance with our operating and financial covenants which may adversely affect our cost of financing or cause an acceleration of our debt obligations.

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

On August 1, 2012, we filed a registration statement on Form S-3, which became effective on August 9, 2012, that allows us to offer and sell up to an aggregate of $175,000 worth of common stock, preferred stock, debt securities and/or warrants in public offerings. In September 2012, we received gross proceeds of $86,236 from the sale of 24,638,750 shares of common stock and warrants to purchase an aggregate of 12,319,375 shares of common stock with an exercise price of $4.57 per share in a public offering under the registration statement.

We are required to maintain compliance with applicable Swiss laws with respect to our Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. We review on a regular basis whether our Swiss subsidiary is overindebted. As of December 31, 2011, and September 30, 2012, our Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. We will continue to monitor and review steps to address any overindebtedness until such time as our Swiss subsidiary generates positive income at a statutory level, which could require us to have cash at our Swiss subsidiary in excess of its near term operating needs and could affect our ability to have sufficient cash at our U.S. subsidiary to meet its near term operating needs. The following table provides a summary of our cash flows for the nine months ended September 30, 2012 and 2011, as follows:

	Nine Months Ended September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$(59,473)	$(26,939)
Investing activities	$(1,062)	$(699)
Financing activities	$164,186	$55,113

Sources and Uses of Cash

Operating Cash Flows

During the nine months ended September 30, 2012 and 2011, net cash used in operating activities was $59,473 and $26,939, respectively. The increase in net cash used in operating activities during the nine months ended September 30, 2012 was primarily attributable to our ongoing product launch efforts for DUEXIS, which resulted in higher personnel costs associated with staffing our sales and administrative functions, higher marketing and promotional expenses in addition to working capital outflows to build our product and sample inventories.

Investing Cash Flows

During the nine months ended September 30, 2012 and 2011, net cash flows used in investing activities was $1,062 and $699, respectively. The increase in the current period represented capital expenditures related to purchases associated with laptop computers for new employees and other computer hardware.

Financing Cash Flows

During the nine months ended September 30, 2012 and 2011, net cash provided by financing activities was $164,186 and $55,113, respectively. The increase in net cash provided by financing activities was primarily the result of our debt refinancing and equity offerings completed during the current year. In February 2012, we entered into our $60,000 Senior Secured Loan with a group of institutional lenders. As part of the closing of the Senior Secured Loan, we repaid outstanding principal under the Oxford and Kreos debt facilities totaling $19,730. In March 2012, we received gross proceeds of $50,820 and net proceeds of $47,475, after deducting $3,345 in issuance costs, from the sale of 14,033,829 shares of our common stock and warrants to purchase an aggregate of 3,508,448 shares of our common stock to certain institutional and accredited investors in a private equity placement. In September 2012, we received gross proceeds of $86,236 and net proceeds of $80,961 after deducting $5,275 in issuance costs from the sale of 24,638,750 shares of common stock and warrants to purchase an aggregate of 12,319,375 shares of common stock to certain institutional and accredited investors in a public offering. During the nine months ended September 30, 2011, we received $46,035 in net proceeds from the completion of our initial public offering, $16,651 in proceeds from the issuance of notes payable and $6,766 in proceeds from the issuance of bridge notes to related parties. Additionally, net cash provided by financing activities was reduced by $19,780 from the repayment of notes payable during the nine months ended September 30, 2012, compared to repayment of notes payable of $12,747 during the nine months ended September 30, 2011.

Contractual Obligations

During the three months ended September 30, 2012, there were no material changes outside the ordinary course of business to our contractual obligations as previously disclosed in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, the end of the period covered by this report.

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

You should consider carefully the risks described below, together with all of the other information included in this report, and in our other filings with the SEC before deciding whether to invest in or continue to hold our common stock. The risks described below are all material risks currently known, expected or reasonably foreseeable by us. If any of these risks actually occurs, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Risks Related to Our Business and Industry

Our ability to generate revenues from any approved products will be subject to attaining significant market acceptance among physicians, patients and healthcare payers.*

DUEXIS and RAYOS/LODOTRA and our other product candidates, if approved, may not attain market acceptance among physicians, patients, healthcare payers or the medical community. In the U.S. market, we began selling DUEXIS in December 2011 and we announced in October 2012 that we had completed the expansion of our sales force. We have not yet begun commercial sales of RAYOS, which was recently approved by the FDA in July 2012. We expect we will begin the initial commercial sales of RAYOS in the fourth quarter of 2012 and the full launch of RAYOS in late January 2013. Outside the U.S., LODOTRA has been sold in a limited number of European countries. Sales of DUEXIS and LODOTRA have been limited to date and sales may not grow to expected levels, in part because, with respect to LODOTRA, we depend on our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, for commercialization outside the U.S. We believe that the degree of market acceptance and our ability to generate revenues from any products for which we obtain marketing approval will depend on a number of factors, including:

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

With respect to DUEXIS, studies indicate that physicians do not commonly co-prescribe GI protective agents to high-risk patients taking NSAIDs. We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs of the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions. If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS will be limited. Some physicians may also be reluctant to prescribe DUEXIS due to the inability to vary the dose of ibuprofen or if they believe treatment with NSAIDs or GI protective agents other than ibuprofen and famotidine, including those of our competitors, would be more effective for their patients. With respect to both DUEXIS and RAYOS/LODOTRA, their higher cost compared to the generic forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers. If DUEXIS, RAYOS/LODOTRA or any other product candidates that we may seek approval for, acquire, in-license or co-promote fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects.

Our current business plan is highly dependent upon our ability to successfully execute on our sales and marketing strategy for the commercialization of DUEXIS and RAYOS/LODOTRA. If we are unable to successfully execute on our sales and marketing strategy, we may not be able to generate significant product revenues or execute on our business plan.*

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercial launches of DUEXIS and RAYOS, which was approved on July 26, 2012, in the U.S. market. We may not be able to successfully commercialize either DUEXIS or RAYOS in the U.S. Prior to initial detailing in December 2011 and our commercial launch of DUEXIS in the U.S. in December 2011, we did not have any experience commercializing pharmaceutical products on our own. LODOTRA was commercially launched in Europe by our exclusive distribution partners Merck Serono and Mundipharma. In order to commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Although we announced in October 2012 the completion of our sales force expansion to approximately 150 sales representatives, we currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market these products and any additional products we may acquire, in-license or co-promote will be expensive and time-consuming and could delay any product launch. Nor can we be certain that we will be able to continue to successfully develop this capability. As a result of the evolving role of various constituents in the prescription decision making process, we adjusted the profile of the sales representatives we hire from those with traditional pharmaceutical sales experience to those with successful business to business experience. For example, we have faced challenges due to pharmacists increasingly switching a patient’s intended prescription from DUEXIS to a generic or over the counter brand. While we believe the new profile of our representatives is better suited for this evolving environment, we cannot be certain that our representatives will be able to successfully protect DUEXIS prescriptions or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel. To the extent we rely on additional third parties to commercialize any approved products, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts. In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization or enter into co-promotion agreements, we would not be able to commercialize our product candidates and execute on our business plan. If we are unable to successfully implement our commercial plans and drive adoption by patients and physicians of any approved products through our sales, marketing and commercialization efforts, or if our partners fail to successfully commercialize our products, then we will not be able to generate sustainable revenues from product sales which will have a material adverse effect on our business and prospects.

We are highly dependent on the success of DUEXIS and RAYOS/ LODOTRA, and we may not be able to successfully commercialize these products or successfully obtain additional marketing approvals for DUEXIS in Europe.*

         To date, we have expended significant time, resources and effort on the development of DUEXIS and RAYOS, and a substantial majority of our resources are now focused on the commercialization of DUEXIS in the U.S. and seeking additional marketing approvals for DUEXIS. Our ability to generate significant product revenues and to achieve commercial success in the near term will initially depend almost entirely on our ability to successfully commercialize DUEXIS and RAYOS in the U.S. DUEXIS is not approved for marketing in any jurisdiction outside of the U.S. and therefore, unless it obtains regulatory approval in other countries it may never be commercialized outside of the U.S. Even if DUEXIS is approved in Europe, we do not expect the opportunity in Europe to be material to our business given the current state of the market in Europe for pain products and the revenue being generated by existing branded NSAIDS in Europe. Our initial strategy for RAYOS is to solely focus on the rheumatology indications approved for RAYOS where our Phase 3 clinical trial data supports our commercial plans. We anticipate initially launching RAYOS in the United States to a subset of high-value rheumatologists in the fourth quarter of 2012 with the full launch to the majority of U.S. rheumatologists and primary care physicians occurring in late January of 2013. Although LODOTRA is approved for marketing in 19 countries outside the U.S., to date it has only been marketed in a limited number of European countries. While we anticipate that LODOTRA will be marketed in additional European countries as our distribution partner, Mundipharma, formulates its reimbursement strategy, the ability to market LODOTRA in additional

European countries will depend on Mundipharma’s ability to obtain reimbursement approvals in these countries. Even if we obtain additional marketing and reimbursement approvals, our product revenues in Europe are entirely dependent upon the marketing efforts of our exclusive distribution partner, over which we have no control. Before we can market and sell these products in a particular jurisdiction, we need to obtain necessary regulatory approvals (from the FDA in the U.S. and from similar foreign regulatory agencies in other jurisdictions) and in some jurisdictions, reimbursement authorization. There are no guarantees that we or our commercialization partners will obtain any additional regulatory approvals for our products. Even if we or our commercialization partners obtain additional regulatory approvals, we may never generate significant revenues from any commercial sales of our products. If we fail to successfully commercialize DUEXIS or RAYOS, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

Our $60.0 million Senior Secured Loan includes certain performance covenants, including minimum trailing twelve month revenue covenants at each quarter end beginning on March 31, 2013. Should we not meet these quarterly minimum trailing twelve month revenue covenants, in addition to an increase in the interest rate payable under the loan facility, the lenders have the right to demand repayment of the obligations under the loan. There can be no assurance that we will be able to satisfy the operating and financial covenants under the Senior Secured Loan for future periods. We also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if we were unable to meet the minimum quarterly revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on our financial position and results of operations.

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

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of any investment in our common stock.*

We were incorporated as Horizon Pharma, Inc. on March 23, 2010. On April 1, 2010, we effected a recapitalization and acquisition pursuant to which we became a holding company that operates through our two wholly-owned subsidiaries, Horizon Pharma USA, Inc. (formerly known as Horizon Therapeutics, Inc.) and Horizon Pharma AG (formerly known as Nitec Pharma AG, or Nitec). Horizon Pharma USA began its operations in 2005 and Nitec began its operations in 2004. We face considerable risks and difficulties as a holding company with limited operating history, particularly as a consolidated entity with operating subsidiaries that also have limited operating histories. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. Our limited operating history makes it particularly difficult for us to predict our future operating results and appropriately budget for our expenses. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. For example, our Senior Secured Loan includes certain performance covenants, including minimum trailing twelve month revenue covenants at each quarter end beginning in the first quarter of 2013. Should we not meet these quarterly minimum revenue covenants, in addition to an increase in the interest rate payable under the loan facility, the lenders have the right to demand repayment of the obligations under the loan. There can be no assurance that we will be able to satisfy the operating and financial covenants under the Senior Secured Loan, as amended for future periods. We also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if we were unable to meet the minimum quarterly revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on our financial position and results of operations. Moreover, we have two products approved in the U.S. and one approved in Europe for commercial sale. RAYOS/LODOTRA has only been approved in the U.S., select countries within Europe, Australia and Israel, and we have a limited history of marketing LODOTRA through our distribution partners. DUEXIS was approved in the U.S. on April 23, 2011 and we have only recently increased our commercialization activities to enable us to market DUEXIS, and we have generated limited revenues for DUEXIS to date. We expect the commercial sale of RAYOS in the U.S. to begin in the fourth quarter of 2012. This limited history of commercial sales also makes evaluating our business and future prospects difficult, and may increase the risk of any investment in our common stock. We have limited experience as a consolidated operating entity, particularly with commercialization activities, and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical or biotechnology areas.

We rely on third parties to manufacture commercial supplies of DUEXIS and RAYOS/LODOTRA, and we intend to rely on third parties to manufacture commercial supplies of any other approved products. The commercialization of any of our products could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.*

        The facilities used by our third-party manufacturers to manufacture our products and product candidates must be approved by the applicable regulatory authorities. We do not control the manufacturing processes of third-party manufacturers and are currently completely dependent on our third-party manufacturing partners sanofi-aventis U.S. LLC, or sanofi-aventis U.S., operating through Valeant Pharmaceuticals International, Inc., or Valeant, its manufacturing partner located in Laval, Canada for production of DUEXIS, and Jagotec AG, a wholly-owned subsidiary of SkyePharma PLC, located in Lyon, France, for production of LODOTRA. In August 2011, SkyePharma leased their entire pharmaceutical manufacturing business to the Aenova France SAS, or Aenova. As such, Aenova is now a subcontractor for Jagotec for the manufacture of RAYOS/LODOTRA, with our consent. Bayer Schering Pharma AG in Germany has been qualified as a backup manufacturer. In December 2011, Valeant acquired Dermik, a dermatology unit of sanofi-aventis U.S., which includes the Laval, Canada site. Although, Valeant has taken over management and operations at the Laval, Canada facility, our manufacturing agreement remains with sanofi-aventis U.S. We purchase the primary active ingredients for DUEXIS from BASF Corporation in Bishop, Texas and Dr. Reddy’s Laboratories in India, and the primary active ingredient for RAYOS/LODOTRA from Tianjin Tianyao Pharmaceuticals Co., Ltd. in China and Sanofi-Aventis SA in France. If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products.

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

Although we have entered into supply agreements for the manufacture of our products, our manufacturers may not perform as agreed or may terminate their agreements with us. Under our manufacturing and supply agreement with sanofi-aventis U.S., operating through Valeant, either we or sanofi-aventis U.S. may terminate the agreement upon an uncured breach by the other party or without cause upon two years prior written notice, so long as such notice is given after the third anniversary of the first commercial sale of DUEXIS. Under our manufacturing and supply agreement with Jagotec, either we or Jagotec may terminate the agreement in the event of an insolvency, liquidation or bankruptcy of the other party or upon an uncured breach by the other party. While we have the right to receive a continuing supply of RAYOS/LODOTRA from Jagotec for a period of 24 months after termination, we cannot assure you that we would be able to establish another commercial supply of RAYOS/LODOTRA in that time-frame, or qualify any new supplier with the applicable regulatory authorities on a timely basis or at all.

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

We have experienced recent growth and expect to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*

        As of December 31, 2010, we employed 41 full-time employees as a consolidated entity. In anticipation of the commercial launch of DUEXIS, we hired 80 sales representatives during the period from September 2011 through October 2011. As of December 31, 2011, and September 30, 2012, we employed 164 and 239 full-time employees, respectively, as a consolidated entity. We also recently announced in October 2012 that we had completed the expansion of our field sales force to approximately 150 sales representatives. We have also experienced, and may continue to experience, turnover on the sales representatives that we hired in connection with the commercial launch of DUEXIS, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

We expect this growth to continue in the near term. As our commercialization plans and strategies develop, and as we continue our transition into operating as a public company, we will need to continue recruiting and training sales and marketing personnel and expect to need to expand the size of our employee base for managerial, operational, financial and other resources. Our ability to manage our planned growth effectively will require us to do, among other things, the following:

•	build an appropriate commercial organization and manage the sales and marketing efforts for DUEXIS and RAYOS;

•	enhance our operational, financial and management controls, reporting systems and procedures;

•	expand our international resources;

•	manage the MAA review process for DUEXIS;

•	successfully identify, recruit, hire, train, maintain, motivate and integrate additional employees;

•	establish and increase our access to commercial supplies of our products and product candidates;

•	expand our facilities and equipment; and

•	manage our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors, collaborators, distributors and other third parties.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize DUEXIS and RAYOS in the U.S. will be harmed.*

As DUEXIS was not fully commercially launched until January 2012, and as we do not expect to begin commercial sales of RAYOS until the fourth quarter of 2012 to a subset of high-value rheumatologists and primary care physicians with the full launch to the majority of U.S. rheumatologists occurring in late January of 2013, the members of our sales force have limited experience promoting DUEXIS and no experience promoting RAYOS as yet. As a result, we are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense DUEXIS and RAYOS. In addition, we must train our sales force to ensure that a consistent and appropriate message about DUEXIS and RAYOS is being delivered to our potential customers. Our sales representatives may also experience challenges promoting two products when they call on physicians and their office staff, and our representatives may also be distracted from selling DUEXIS when we launch RAYOS broadly through our sales organization in late January 2013 as all of our representatives will have previously been focused solely on selling DUEXIS up to that point. We have also experienced, and may continue to experience, turnover on the sales representatives that we hired in connection with the commercial launch of DUEXIS and the expected launch of RAYOS, requiring us to train new sales representatives. As a result of the managed care environment and pharmacies switching patient’s prescriptions to a generic or over the counter brand, we have had to adjust the profile of the sales representatives we hire from the traditional pharmaceutical representative to a representative with business to business experience that is focused on the total office call in order to protect the prescription the physician has written and ensure the patient receives what their doctor ordered. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of DUEXIS and RAYOS and their proper administration and label indication, our efforts to successfully commercialize DUEXIS and RAYOS could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

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

The availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for DUEXIS and RAYOS/LODOTRA. We will not successfully execute on our business objectives if the market acceptance of DUEXIS or RAYOS/LODOTRA is inhibited by price competition, if physicians are reluctant to switch from existing products to DUEXIS or RAYOS/LODOTRA, or if physicians switch to other new products or choose to reserve DUEXIS or RAYOS/LODOTRA for use in limited patient populations.

In addition, established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license and develop novel compounds that could make our products obsolete. Our ability to compete successfully with these companies and other potential competitors will depend largely on our ability to leverage our experience in clinical, regulatory and commercial development to:

•	In-license or develop medicines that are superior to other products in the market;

•	attract qualified clinical, regulatory, and sales and marketing personnel;

•	obtain patent and/or other proprietary protection for our products and technologies;

•	obtain required regulatory approvals; and

•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new product candidates.

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

Coverage and reimbursement may not be available, or reimbursement may be available at only limited levels, for DUEXIS, RAYOS/LODOTRA or any other product candidates that we develop, acquire, in-license or co-promote, which could make it difficult for us to sell our products profitably.*

Market acceptance and sales of DUEXIS, RAYOS/LODOTRA or any other product candidates that we may develop, acquire, in-license or co-promote will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the U.S. and other key international markets. Successful commercialization of our products will depend in part on the availability of governmental and third-party payer reimbursement for the cost of our products. Government health administration authorities, private health insurers and other organizations generally provide reimbursement for health care. In particular, in the U.S., private health insurers and other third-party payers often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the U.S., the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

In Europe, the success of our products, including LODOTRA and, if approved, DUEXIS, will depend largely on obtaining and maintaining government coverage, because in many European countries patients are unlikely to use prescription drugs that are not covered by their government health care programs. To date, LODOTRA is approved in 19 countries outside the U.S., and reimbursement for LODOTRA has been obtained in Germany, Italy and Switzerland. Mundipharma is seeking coverage for LODOTRA in a number of countries in Europe and Israel and currently sells LODOTRA without coverage in a limited number of European countries. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceutical products, which we believe has impacted the reimbursement rates and timing to launch for LODOTRA to date, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. For example, legislation was recently enacted in Germany that will increase the rebate on prescription pharmaceuticals and likely lower the revenues from the sale of LODOTRA in Germany that we would otherwise receive. As a result of these pricing practices, it may become difficult to achieve profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

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

We expect to experience pricing pressures in connection with the sale of DUEXIS, RAYOS/LODOTRA and any other products that we may develop, acquire, in-license or co-promote, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. There may be additional pressure by payers and healthcare providers to use generic drugs that contain the active ingredients found in DUEXIS and RAYOS/LODOTRA or any other product candidates that we may develop, acquire, in-license or co-promote. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, results of operations, financial condition and prospects. We may also experience pressure from payers concerning certain promotional approaches that we may implement such as co-pay programs whereby we assist patients to achieve an acceptable co-pay for our product, which may be contrary to payers’ financial interests. If we are unsuccessful with our co-pay initiatives, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

DUEXIS and RAYOS, and any of our other products or product candidates that are approved by the FDA and commercialized in the U.S. may subject us directly, or indirectly through our customers, to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and educational programs.

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

DUEXIS, RAYOS/LODOTRA or any other product candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization or have a significant impact on customer demand.*

Undesirable side effects caused by any product candidate that we develop could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. In our two Phase 3 clinical trials with DUEXIS, the most commonly reported treatment-emergent adverse events were nausea, dyspepsia, diarrhea, constipation and upper respiratory tract infection. The most commonly reported treatment-emergent adverse events in the Phase 3 clinical trials with RAYOS/LODOTRA included flare in RA-related symptoms, abdominal pain, nasopharyngitis, headache, flushing, upper respiratory tract infection, back pain and weight gain. In addition, the FDA or other regulatory authorities may require, or we may undertake, additional clinical trials to support the safety profile of our product candidates.

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

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or if they experience regulatory compliance issues, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed. *

We have agreements with third-party contract research organizations, or CROs, to conduct our clinical programs, including those required for post-marketing commitments. We may also have the need to enter into other such agreements in the future if we were to develop other product candidates. We rely heavily on these parties for the execution of our clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We and our CROs are required to comply with current GCP or ICH regulations. The FDA enforces these GCP or ICH regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCP or ICH regulations, the data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCP or ICH regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

In addition, pursuant to a March 2011 letter agreement and in connection with our waiver of certain milestone payments, Mundipharma has agreed to conduct a separate Phase 3 clinical trial for LODOTRA for the potential treatment of PMR. We have limited control over the timing and implementation of the planned clinical trial and Mundipharma may carry the clinical trial out in a manner that does not maximize the trial’s chances of success or could lead to trial results that harm our and Mundipharma’s ability to market LODOTRA as a treatment for RA. If Mundipharma does not begin or complete the trial on the timelines that we anticipate, or at all, our ability to obtain marketing approval in Europe for LODOTRA for the treatment of PMR will be delayed, and our business prospects would be harmed. While we have the right to use any data resulting from the planned clinical trial, we may not own the results from the trial, which could make it more difficult to pursue the development of RAYOS/LODOTRA as a treatment for PMR on our own.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of potential product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical testing.

To the extent that we are required to conduct additional clinical development of DUEXIS or RAYOS/LODOTRA or we conduct clinical development of earlier stage product candidates or additional indications for RAYOS/LODOTRA, we may experience delays in these clinical trials. A ten patient investigator-initiated Phase 2 study was recently completed to investigate LODOTRA as a potential treatment for PMR and a manuscript is currently being prepared by the investigator. Pursuant to a March 2011 letter agreement, Mundipharma has agreed to conduct a separate Phase 3 clinical trial for RAYOS/LODOTRA in this indication. Additionally, we have several earlier stage product candidates to treat pain-related diseases including TRUNOC (tarenflurbil) for the treatment of pain-related diseases and HZN-602, a single pill combination of naproxen and famotidine, for reducing the risk of

NSAID-induced upper GI ulcers in patients with mild to moderate pain and arthritis who require the use of naproxen. While we are currently not focusing any resources on these potential product candidates, we do not know whether any additional clinical trials will be initiated in the future, begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

If we fail to develop and commercialize other product candidates or products, our business and prospects would be limited. *

A key element of our strategy is to develop, acquire, in-license or co-promote and commercialize a portfolio of other product candidates in addition to DUEXIS and RAYOS/LODOTRA. Since we do not have proprietary drug discovery technology, the success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire, in-license or co-promote clinically enabled product candidates for the treatment of pain-related diseases or that otherwise fit into our development plans on terms that are acceptable to us. Identifying, selecting and acquiring, licensing or co-promoting promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition, license or co-promotion of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire, license or co-promote suitable product candidates from third parties on terms acceptable to us, our business and prospects will be limited.

Moreover, any product candidate we identify, select and acquire, license or co-promote will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies if applicable, and extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risk of failure that is inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective or desired than other commercially available alternatives.

In addition, if we fail to successfully commercialize and further develop DUEXIS and RAYOS/LODOTRA, there is a greater likelihood that we will fail to successfully develop a pipeline of other product candidates to follow these lead product candidates, and our business and prospects would therefore be harmed.

We may seek to engage in strategic transactions that could have a variety of negative consequences, and we may not realize the benefits of such transactions or attempts to engage in such transactions. *

From time to time, we may seek to engage in strategic transactions with third parties, such as acquisitions of companies or divisions of companies, asset purchases, or in-licensing or co-promotion of product candidates or technologies that we believe will complement or augment our existing business. We may also consider a variety of other business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and other investments. Any such transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose significant integration challenges, require additional expertise, result in dilution to our existing stockholders and disrupt our management and business, which could harm our operations and financial results. Moreover, we face significant competition in seeking appropriate strategic partners and transactions, and the negotiation process for any strategic transaction can be time-consuming and complex. In addition, we may not be successful in our efforts to engage in certain strategic transactions because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential. There is no assurance that, following the consummation of a strategic transaction, we will achieve the anticipated revenues or net income that justifies such transaction. Any failures or delays in entering into strategic transactions could also delay or negatively impact the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. In addition, any failures or delays in entering into strategic transactions anticipated by analysts or the investment community could result in a decline in our stock price.

Business interruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. While we carry insurance for certain of these events, the occurrence of any of these business interruptions could seriously harm our business and financial condition and increase our costs and expenses. A majority of our management operates in our principal executive offices located in Deerfield, Illinois. If our Deerfield offices were affected by a natural or man-made disaster or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. We currently rely, and intend to rely in the future, on third-party manufacturers, located in Laval, Quebec, Canada, St. Louis, Missouri and Lyon, France, to produce our products in addition to a packaging provider, located in Munich, Germany. Our ability to obtain commercial supplies of our products could be disrupted, and our results of operations and financial condition could be materially and adversely affected if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The ultimate impact of such events on us, our significant suppliers and our general infrastructure is unknown.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.*

We have a limited operating history. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $63.5 million during the nine months ended September 30, 2012 and net losses of $113.3 million, $27.1 million and $20.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of September 30, 2012, we had an accumulated deficit of $283.8 million. We do not know whether or when we will become profitable. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Our losses have resulted principally from costs incurred in our development activities for our products and product candidates. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our development and commercialization activities of DUEXIS and RAYOS/LODOTRA.

We have limited product revenues and other sources of revenues. We may never achieve or sustain profitability, which would depress the market price of our common stock, and could cause our investors to lose all or a part of their investment.*

Our ability to become profitable depends upon our ability to generate revenues from sales of our products. DUEXIS was approved by the FDA on April 23, 2011, and we began generating limited revenues from sales of DUEXIS in late 2011 following the commercial launch in the U.S. LODOTRA is approved for marketing in 19 countries outside the U.S., and to date we have generated only limited revenues from sales of LODOTRA. RAYOS was approved by the FDA on July 26, 2012, and we expect to begin marketing it in the U.S in the fourth quarter of 2012. We may never be able to successfully commercialize DUEXIS or RAYOS or develop or commercialize other products in the U.S., which we believe represents its most significant commercial opportunity, or sell DUEXIS in Europe, where we do not consider it to be material to our business. Our ability to generate future revenues depends heavily on our success in:

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

The terms of our senior debt facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.*

Our $60.0 million Senior Secured Loan is secured by a lien covering substantially all of our U.S. based assets including intellectual property and we also pledged as collateral all of our equity interests in Horizon Pharma USA, Inc. and 65% of our equity interests in Horizon Pharma AG.

The loan agreements governing the Senior Secured Loan contain customary affirmative and negative covenants and events of default. Among the affirmative covenants are covenants requiring us to maintain a minimum level of at least $10.0 million in liquidity at all times during the term of the loan unless our quarterly consolidated EBITDA is at least $6.0 million, and to achieve minimum net revenues during specified trailing 12 month periods beginning with the 12 month period ended March 31, 2013. Should we not meet these quarterly minimum revenue covenants, in addition to an increase in the interest rate payable under the loan facility, the lenders have the right to demand repayment of the obligations under the loan. There can be no assurance that we will be able to satisfy the operating and financial covenants under the Senior Secured Loan for future periods. We also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if we were unable to meet the minimum quarterly revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on our financial position and results of operations. The negative covenants include, among other things, restrictions on transferring or licensing our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. Further, our lenders may require us to make prepayments of loan principal if we receive net cash proceeds from certain transfers or licenses of our assets or as a result of the loss or destruction of our assets, or if we undergo a change in control. Beginning with our second fiscal quarter of 2013 and in any fiscal quarter thereafter, our lenders may require that we prepay up to an aggregate of approximately $4.0 million for each quarter for which we receive a prepayment request. In addition, if we default under our Senior Secured Loan, our lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, our lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Our lenders could declare a default under our Senior Secured Loan upon the occurrence of any event that the lenders interpret as having a material adverse effect upon us as defined under the loan agreements, thereby requiring us to repay the loans immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

•

continue our research and development programs to advance our product pipeline in the future, including future clinical trials with respect to RAYOS/LODOTRA to generate clinical data in multiple diseases beyond RA.

We believe that our existing cash and cash equivalents, including net proceeds from our recently completed debt and equity financings, together with interest thereon, will be sufficient to fund our operations through 2013. We may need to raise additional funds sooner if we choose to expand our commercialization or development efforts more rapidly than we presently anticipate or our revenues do not meet expectations.

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

Even if we obtain additional financing, our Horizon Pharma AG subsidiary is subject to Swiss laws regarding overindebtedness that require Horizon Pharma AG to maintain assets in excess of its liabilities. As of December 31, 2011, and September 30, 2012, our Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. We will continue to monitor and review steps to address any overindebtedness, until such time as our Swiss subsidiary generates positive income at a statutory level, which could require us to have cash at our Swiss subsidiary in excess of its near term operating needs and could affect our ability to have sufficient cash at our U.S. subsidiary to meet its near term operating needs.

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

At September 30, 2012, we had $121.3 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2012, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Our officers, directors and funds affiliated with our directors own a significant percentage of our stock and will be able to influence matters subject to stockholder approval.*

Our officers, directors and funds affiliated with our directors held in the aggregate approximately 32% of our outstanding voting stock as of December 31, 2011, and 23% as of September 30, 2012. Therefore, these stockholders have the ability to influence us through this ownership position, including through matters requiring stockholder approval. For example, these stockholders may be able to influence the elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

We expect that additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in subsequent transactions, our existing stockholders may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We completed the following issuances of unregistered securities during the three months ended September 30, 2012:

•	In July 2012, we issued 6,169 shares of common stock upon the cashless exercise of a warrant to purchase an aggregate of 13,807 shares of common stock.

•	In August 2012, we issued 34,518 shares of common stock upon the exercise of a warrant and we received proceeds of $148,703.55 representing the aggregate exercise price.

•	In August 2012, we issued 1,362,237 shares of common stock upon the cashless exercise or a warrant to purchase an aggregate of 1,365,496 shares of common stock.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D in that each issuance of securities was to an accredited investor and did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D.

Item 6.	Exhibits

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON PHARMA, INC.

Date: November 13, 2012	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2012	By:	/s/ Robert J. De Vaere
Robert J. De Vaere
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Form of Warrant issued by Horizon Pharma, Inc. to bridge financing investors.

4.3(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Comerica Bank.

4.4(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Hercules Technology Growth Capital, Inc.

4.5(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Comerica Bank.

4.6(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Hercules Technology Growth Capital, Inc.

4.7(1)	Warrant issued by Horizon Pharma, Inc. on April 1, 2010 to Silicon Valley Bank.

4.8(1)	Investors’ Rights Agreement, dated April 1, 2010, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.9(1)	Form of Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Oxford Finance LLC.

4.10(1)	Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Silicon Valley Bank.

4.11(1)	Conversion and Amendment Agreement, dated June 16, 2011, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.12(3)	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Loan and Security Agreement, dated February 22, 2012, by and among Horizon Pharma USA, Inc., Horizon Pharma, Inc., Cortland Capital Market Services, LLC, as administrative agent, and the Lenders listed therein.

4.13(3)	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.14(3)	Amendment to Investors’ Rights Agreement, dated February 22, 2012.

4.15(4)	Form of Warrant issued in Public Offering of Units.

10.1*	First Amendment to Lease, dated July 31, 2012, by and between Horizon Pharma USA, Inc. and Long Ridge Office Portfolio, L.P.

10.2 (5)	Sales Agreement, dated August 14, 2012, between Horizon Pharma, Inc. and Cowen and Company, LLC.

10.3 (6)	Consent and Amendment, dated September 7, 2012, by and among Horizon Pharma USA, Inc. and Horizon Pharma, Inc., Cortland Capital Market Services, LLC, as administrative agent, and the Lenders listed therein.

10.4 (6)**	Second Letter Agreement, dated October 6, 2011, by and among Horizon Pharma AG, Mundipharma International Corporation Limited and Mundipharma Medical Company.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on August 2, 2011.
(3)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(4)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.
(5)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on August 14, 2012.
(6)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 7, 2012.