Form 10-Q
period 2013-03-31
HORIZON PHARMA, INC.
filed 2013-05-10
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of registrant’s common stock, par value $0.0001, outstanding as of May 8, 2013: 62,795,211.

HORIZON PHARMA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,076	$104,087
Restricted cash	800	800
Accounts receivable, net	7,650	3,463
Inventories, net	4,367	5,245
Prepaid expenses and other current assets	2,918	3,323

Total current assets	96,811	116,918

Property and equipment, net	3,668	3,725
Developed technology, net	65,208	68,892
Other assets	4,173	4,449

TOTAL ASSETS	$169,860	$193,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,942	$5,986
Accrued expenses	15,019	16,784
Deferred revenues—current portion	2,087	2,230
Notes payable—current portion	15,913	11,935

Total current liabilities	37,961	36,935

LONG-TERM LIABILITIES:
Notes payable, net of current	34,403	36,866
Deferred revenues, net of current	9,731	9,554
Deferred tax liabilities, net	3,437	4,408
Other long term liabilities	238	243

Total long-term liabilities	47,809	51,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 61,947,247 and 61,722,247 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	6	6
Additional paid-in capital	418,535	417,455
Accumulated other comprehensive loss	(4,169)	(3,372)
Accumulated deficit	(330,282)	(308,111)

Total stockholders’ equity	84,090	105,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,860	$193,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Sale of goods	$10,630	$2,854
Contract revenue	68	53

Gross sales	10,698	2,907
Sales discounts and allowances	(1,527)	(384)
Net sales	9,171	2,523
Cost of goods	4,247	2,067

Gross profit	4,924	456

OPERATING EXPENSES:
Research and development	2,198	4,069
Sales and marketing	16,070	10,972
General and administrative	5,200	5,203

Total operating expenses	23,468	20,244

Operating loss	(18,544)	(19,788)

OTHER (EXPENSE) INCOME, NET:
Interest expense, net	(3,603)	(4,551)
Foreign exchange (loss) gain	(905)	501
Other, net	—	(52)

Total other expense, net	(4,508)	(4,102)

Loss before benefit for income taxes	(23,052)	(23,890)
BENEFIT FOR INCOME TAXES	(881)	(164)

NET LOSS	$(22,171)	$(23,726)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.36)	$(0.98)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	61,939,822	24,116,490
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(797)	1,093

Other comprehensive (loss) income	(797)	1,093

COMPREHENSIVE LOSS	$(22,968)	$(22,633)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,171)	$(23,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,922	1,076
Stock-based compensation	1,079	1,759
Non-cash interest expense	910	593
Paid in kind interest expense	783	—
Foreign exchange loss (gain)	905	(501)
Loss on disposal of assets	—	65
Changes in operating assets and liabilities:
Accounts receivable	(4,300)	1,595
Inventories	866	(1,243)
Prepaid expenses and other current assets	379	(1,582)
Accounts payable	(1,026)	560
Accrued expenses	(1,682)	45
Deferred revenues	349	746
Deferred tax liabilities	(864)	(177)
Other non-current assets and liabilities	81	—

Net cash used in operating activities	(22,769)	(20,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(225)	(133)

Net cash used in investing activities	(225)	(133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable, net of issuance costs	—	55,578
Proceeds from private equity offerings, net of issuance costs	—	47,581
Repayment of notes payable	—	(19,814)

Net cash provided by financing activities	—	83,345

Effect of foreign exchange rate changes on cash	(17)	(37)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,011)	62,385
CASH AND CASH EQUIVALENTS, beginning of the year	104,087	17,966

CASH AND CASH EQUIVALENTS, end of the year	$81,076	$80,351

Supplemental cash flow information:
Cash paid for interest	$1,876	$3,132
Cash paid for income taxes	17	11
Commitment fee paid on notes payable	—	600

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The unaudited condensed consolidated financial statements presented herein include the accounts of Horizon Pharma, Inc. (the “Company”) and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

The Company is a specialty pharmaceutical company that has developed and is commercializing DUEXIS® and RAYOS®/LODOTRA®, both of which target unmet therapeutic needs in arthritis, pain and inflammatory diseases. The Company’s strategy is to develop, acquire, in-license and/or co-promote additional innovative medicines where it can execute a targeted commercial approach in specific therapeutic areas while taking advantage of its commercial strengths and the infrastructure the Company has put in place.

On April 23, 2011, the U.S. Food and Drug Administration (“FDA”) approved DUEXIS (formerly HZT-501), a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis (“RA”), osteoarthritis and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. In the second-half of 2011, the Company hired its initial commercial organization, including approximately eighty sales representatives, completed sales force training and began detailing DUEXIS to physicians in December 2011. In the third quarter of 2012, the Company expanded its sales force to approximately one hundred fifty representatives and, under a co-promotion agreement with Mallinckrodt LLC (“Mallinckrodt”), the pharmaceutical business of Covidien plc, Mallinckrodt began calling on twenty five thousand exclusive physician targets. The Company’s sales force expansion, along with the Mallinckrodt co-promotion agreement, expanded the called-on physician targets for DUEXIS from approximately ten thousand to approximately fifty thousand. In June 2012, the Company licensed DUEXIS rights in Latin America to Grünenthal S.A., a private company focused on the promotion of pain products. In March 2013, the Company announced that the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency granted a National Marketing Authorization for DUEXIS in the UK. The Company will seek to license rights to DUEXIS in Europe to a commercial partner or partners. Given the current state of the market in Europe for pain products and the revenue being generated there by existing branded non-steroidal anti-inflammatory drugs, the Company does not expect a material level of sales from DUEXIS in European markets.

The Company’s other lead product, RAYOS, known as LODOTRA outside the U.S., is a proprietary delayed-release formulation of low-dose prednisone for the treatment of moderate to severe, active RA in adults, particularly when accompanied by morning stiffness. On July 26, 2012, the FDA approved RAYOS for the treatment of RA, polymyalgia rheumatica (“PMR”), psoriatic arthritis, ankylosing spondylitis, asthma and chronic obstructive pulmonary disease and a number of other conditions. The Company plans to focus its promotion of RAYOS in the U.S. on rheumatology indications, including RA and PMR. The Company began detailing RAYOS to a subset of U.S. rheumatologists in December 2012 and began the full launch in late January 2013 to the majority of U.S. rheumatologists and key primary care physicians. LODOTRA is currently marketed outside the U.S. by the Company’s distribution partner, Mundipharma International Corporation Limited (“Mundipharma”).

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

The accompanying unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. As of March 31, 2013, the Company had cash and cash equivalents totaling $81,076. The Company believes that it has sufficient liquidity and capital resources to operate through 2013. However, the Company is highly dependent in the near term on the commercial success of DUEXIS in the U.S. market, where it was fully launched in January 2012, and the commercial success of RAYOS in the U.S. market, which was fully launched in January 2013. The Company has incurred net operating losses and negative cash flows from operations since its inception. In order to continue its operations, the Company must generate sufficient revenue to meet the trailing twelve month net revenue covenants of its $60,000 senior secured loan facility with a group of institutional lenders (the “Senior Secured Loan”) and achieve profitable operations or it may be required to obtain additional debt or equity financing. There can be no assurance, however, that such financing will be available or on terms acceptable to the Company. While the Company did meet the trailing twelve month net revenue covenants of its Senior Secured Loan as of the quarter ended March 31, 2013, should the Company not meet these quarterly minimum trailing twelve month net revenue covenants in the future, in addition to an increase in the interest rate payable under the loan facility, the lenders have the right to demand repayment of the obligations under the loan. The Company also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if the Company was unable to meet the minimum quarterly trailing twelve month net revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on the Company’s financial position and results of operations. These uncertainties and lack of commercial operating history raise substantial doubt about the Company’s ability to continue as a going concern.

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

Gains and losses resulting from foreign currency translations are reflected within the Company’s results of operations and have generally not had a material impact on the Company’s operating results. During the three months ended March 31, 2013, the Company recorded a loss from foreign currency translations of $905 compared to a gain of $501 during the three months ended March 31, 2012. The Company does not currently utilize and has not in the past utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

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

Revenue from product deliveries

The Company recognizes revenue from the delivery of its products when delivery has occurred, title has transferred, the selling price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations. In addition, revenue is only recognized when the right of return no longer exists (which is the earlier of the product being dispensed through patient prescriptions or the expiration of the right of return) or when product returns can be reasonably estimated. Prior to October 2012, revenue from products sold to the Company’s wholesale distributors and retail chains was recognized based on the amount of product sold through to the end user consumer. Since October 2012, due to the Company’s ability to reasonably estimate and determine allowances for product returns, rebates and discounts, the Company has been recognizing DUEXIS and RAYOS revenue at the point of sale to wholesale pharmaceutical distributors and retail chains.

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

Under the manufacturing and supply agreements with Mundipharma Medical Company (“Mundipharma Medical”), Mundipharma Medical agreed to purchase LODOTRA exclusively from the Company at a price based on a specified percentage of the average net selling price (“ANSP”) for sales in a given country, subject to a minimum price. Mundipharma Medical has a nine-month period from purchase date to request an ANSP adjustment. If the ANSP is lower than the actual purchase price, then Mundipharma Medical would receive a price adjustment. Beginning in 2011, products sold to Mundipharma Medical have been recognized upon delivery at the minimum price, as no contractual right of return exists. The difference between the actual selling price and the minimum price is recorded as deferred revenue until such time as adjustments for product returns, rebates and discounts can be reliably estimated or the nine-month ANSP adjustment period passes, at which time any previously deferred revenue would be recognized as revenue. As of March 31, 2013 and December 31, 2012, deferred revenues related to the sale of LODOTRA were $1,823 and $1,939, respectively. Additionally, as of March 31, 2013 and December 31, 2012, deferred revenues related to milestone and upfront payments received under existing agreements were $8,345 and $8,175, respectively.

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

During the fourth quarter of 2012, the Company changed from recognizing DUEXIS revenue upon product being dispensed through patient prescriptions to recognizing revenue when product is sold into the wholesale pharmaceutical distributor and retail chain channel. This change was based on approximately one year of minimal product return quantities and an enhanced ability and historical experience upon which to monitor DUEXIS inventory levels in the distribution channel and to assess the relative risk of potential product returns. The Company believes it has the ability to reliably estimate returns and recognizes revenue on the sale of DUEXIS and RAYOS at the point of sale to the wholesaler.

DUEXIS/RAYOS Product Sales Discounts and Allowances

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

Product Launch Discounts

From time to time, the Company offers additional discounts to wholesale distributors for product purchased at the time of product launch. The Company records the discount as an allowance against accounts receivable and a reduction of revenue based on orders placed.

Patient Discount Programs

The Company offers discount card programs to patients under which the patient receives a discount on his or her prescription. The Company reimburses pharmacies for this discount through a third-party vendor. The Company records the total amount of estimated discounts for sales recorded in the period as a reduction of revenue.

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

Rebates

The Company participates in certain federal government rebate programs, such as Medicare and Medicaid, as well as commercial rebate programs. Under these rebate programs, the Company pays a rebate to the federal government, commercial entity or third-party administrator of the program. The Company accrues estimated rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel and records the expense as a reduction of revenue.

Cost of Goods Sold

As a result of the commercial launch of DUEXIS in the U.S. in December 2011, and RAYOS in December 2012, the Company also began to recognize cost of goods sold in connection with its sale of DUEXIS and RAYOS. The Company accrues for fees based on the contractually defined terms with each wholesaler for distribution and inventory management services and records the expense as cost of goods sold. Cost of goods sold of DUEXIS includes all costs directly related to the acquisition of product from the Company’s third party manufacturers, including freight charges as well as costs of distribution. Also included in cost of goods sold are distribution service fees paid to wholesalers.

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

Cost of goods sold of LODOTRA includes raw material costs, costs associated with third parties who manufacture LODOTRA for the Company, supply chain costs, amortization of developed technology, royalty payments to third parties for the use of certain licensed patents and applicable taxes.

Inventories

Inventories are stated at the lower of cost or market value. Inventories consist of raw materials, work-in-process and finished goods. The Company has entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs. As of March 31, 2013 and December 31, 2012, the Company had inventories of $4,367 and $5,245, respectively.

Inventories exclude product sample inventory, which is included in other current assets and is expensed as a component of sales and marketing expense when provided to physicians or healthcare providers. As of March 31, 2013 and December 31, 2012, the Company had product sample inventory of $498 and $875, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The estimated fair value of the Senior Secured Loan was determined using Level 2 inputs and was based on the notional amounts of the outstanding debt instrument and borrowing rates of recent debt transactions. At March 31, 2013, the fair value of the Senior Secured Loan approximated its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash balances and money market funds. Cash and cash equivalents were $81,076 and $104,087 as of March 31, 2013 and December 31, 2012, respectively. The Company’s policy is to invest excess cash in money market funds, which are generally of a short-term duration based upon operating requirements.

Restricted Cash

Restricted cash consists of balances included in interest-bearing money market accounts required by a vendor for the Company’s sponsored employee credit card program and by the lessor for the Company’s corporate office. As of March 31, 2013 and December 31, 2012, the Company had restricted cash in the amount of $800.

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

Sales and Marketing Expenses

Sales and marketing expenses consist principally of payroll of sales representatives and marketing and support staff, travel and other personnel-related expenses, marketing materials and distributed sample inventories. With the full commercial launch of RAYOS in the U.S. in late January 2013, the Company determined that costs related to medical affairs, which consist of expenses related to scientific publications, health outcomes, biostatistics, medical education and information, and medical communications, should now be charged to sales and marketing expenses as incurred in accordance with U.S. GAAP. Prior to the full commercial launch of RAYOS in late January 2013, these medical affairs expenses were classified as part of research and development expenses.

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

To achieve profitable operations, the Company must successfully develop, obtain regulatory approval for, manufacture and market its products and product candidates, and/or acquire, in-license or co-promote products from third parties. There can be no assurance that any additional products can be developed, will be approved for marketing by the regulatory authorities, or can be manufactured at an acceptable cost and with appropriate performance characteristics or that any new or existing products can be successfully marketed, in-licensed or co-promoted by the Company. These factors could have a material adverse effect on the Company’s operations.

The Company relies on third parties to manufacture its commercial supplies of DUEXIS and RAYOS/LODOTRA. The commercialization of any of its products or product candidates could be stopped, delayed or made less profitable if those third parties fail to provide the Company with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

The Company is required to maintain compliance with applicable Swiss laws with respect to its Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. The Company reviews on a regular basis whether its Swiss subsidiary is overindebted. As of March 31, 2013 and December 31, 2012, the Company’s Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. The Company will continue to monitor and review steps to address any overindebtedness, until such time as its Swiss subsidiary generates positive income at a statutory level, which could require the Company to have cash at its Swiss subsidiary in excess of its near term operating needs and could affect the Company’s ability to have sufficient cash at its U.S. subsidiary to meet its near term operating needs.

Historically, the Company’s accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. The Company’s top three customers during the three months ended March 31, 2013 and for the year ended December 31, 2012, which included Mundipharma, McKesson Corporation and Cardinal Heath, Inc., accounted for approximately 78% and 83%, respectively, of total consolidated gross sales. In addition, sales to three customers, which included Mundipharma, Walgreen Company and McKesson Corporation, comprised approximately 72% and 77% of the Company’s total outstanding accounts receivable balances as of March 31, 2013 and December 31, 2012, respectively. Historically, the Company has not experienced any losses related to its accounts receivable balances.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) (“OCI”). OCI includes certain changes in stockholders’ equity that are excluded from net income (loss), which consist of foreign currency translation adjustments. In February 2013, the Company adopted on a prospective basis FASB Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. As of March 31, 2013 and December 31, 2012, accumulated other comprehensive loss was $4,169 and $3,372, respectively.

NOTE 3 – EARNINGS PER SHARE

The following table presents basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Basic and diluted earnings per share calculation:

Net loss	$(22,171)	$(23,726)
Weighted average of common shares outstanding	61,939,822	24,116,490

Basic and diluted net loss per share	$(0.36)	$(0.98)

The following dilutive securities were excluded from the computation of diluted earnings per share for the three months ended March 31, 2013 and 2012 due to the anti-dilutive effects resulting from the Company’s net loss for the periods presented:

•

Outstanding stock options to purchase an aggregate of 4,008,164 and 2,514,715 shares of common stock at March 31, 2013 and 2012, respectively, and outstanding restricted stock units covering an aggregate of 915,158 and 742,890 shares of common stock at March 31, 2013 and 2012, respectively.

•	Outstanding common stock warrants to purchase an aggregate of 17,480,243 and 7,120,887 shares of common stock at March 31, 2013 and 2012, respectively.

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

The components of inventories as of March 31, 2013 and December 31, 2012, are summarized as follows:

	March 31,	December 31,
	2013	2012
Raw materials	$226	$40
Work-in-process	166	824
Finished goods	3,975	4,381

Net inventories	$4,367	$5,245

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2013 and December 31, 2012, consisted of the following:

	March 31,	December 31,
	2013	2012
Product samples inventory	$498	$875
Prepaid clinical trial studies	641	661
Prepaid marketing expenses	671	607
Prepaid insurance	248	265
Prepaid FDA product and manufacturing fees	49	139
Other prepaid expenses	780	745
Other current assets	31	31

Total prepaid and other current assets	$2,918	$3,323

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2013 and December 31, 2012, consisted of the following:

	March 31,	December 31,
	2013	2012
Machinery and equipment	$2,308	$2,248
Furniture and fixtures	111	116
Computer equipment	1,310	1,211
Software	685	646
Trade show equipment	228	228
Leasehold improvement	783	783

	5,425	5,232
Less-accumulated depreciation	(1,757)	(1,507)

Total property and equipment	$3,668	$3,725

Depreciation expense was $259 and $184 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangible assets consist of developed technology related to its approved and marketed products: LODOTRA outside the U.S. and RAYOS in the U.S. Developed technology is amortized on a straight-line basis over its estimated useful life of twelve years for both RAYOS and LODOTRA.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. During the first quarter of 2013, the Company did not identify any events or circumstances that would require a review of its intangible assets. As of March 31, 2013 and December 31, 2012, intangible assets consisted of the following:

	March 31, 2013			December 31, 2012
	Cost	Accumulated	Net Book	Cost	Accumulated	Net Book
	Basis	Amortization	Value	Basis	Amortization	Value
Developed technology	$77,539	$(12,331)	$65,208	$79,940	$(11,048)	$68,892

Amortization expense was $1,656 and $892 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, estimated future amortization expense was as follows:

2013	$4,993
2014	6,657
2015	6,657
2016	6,657
2017 and thereafter	40,244

Total	$65,208

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2013 and December 31, 2012, consisted of the following:

	March 31, 2013	December 31, 2012
Payroll related expenses	$4,756	$6,290
Sales and marketing expenses	1,493	1,265
Deferred rent	843	876
Accrued rebates and royalties	3,225	2,704
Clinical and regulatory expenses	288	652
Professional services	359	399
Contract manufacturing expenses	89	1,094
Taxes and licenses	274	52
Interest expense	2,632	2,538
Consulting services	156	228
Accrued other	904	686

Total accrued liabilities	$15,019	$16,784

NOTE 9 – FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis within the fair value hierarchy as issued by FASB ASC Topic 820—Fair Value Measurements (“ASC 820”). Assets and liabilities are measured at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2013 and December 31, 2012, were as follows:

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$75,954	$—	$—	$75,954

Total assets at fair value	$75,954	$—	$—	$75,954

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$97,670		$—	$97,670

Total assets at fair value	$97,670	$—	$—	$97,670

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

In September 2011, the Company entered into an office lease agreement for approximately 22,000 square feet of office space in Deerfield, Illinois, which was effective August 31, 2011. The initial term of the lease commenced on December 1, 2011, and expires on June 30, 2018. The minimum net rent was initially approximately $30 per month during the first year and increases each year during the initial term, up to approximately $35 per month after the sixth year. The Company has the option to extend the lease for an additional five-year term, which would commence upon the expiration of the initial term. In August 2012, the Company entered into an additional lease agreement to expand the office space available to it by an additional 4,900 square feet in the same Deerfield, Illinois facility as its existing office space. The lease term coincides with its original lease in this facility and runs through June 30, 2018. The initial rent on the additional lease will be $7 per month and will increase up to a maximum of $8 per month after the sixth year.

The Company also leases its offices in Reinach, Switzerland and in Mannheim, Germany. The Reinach office lease rate is $7 (6 CHF) per month, expiring on May 31, 2015. The Mannheim office lease rate is approximately $6 (5 Euros) per month, expiring on December 31, 2014.

Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”). Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The Company committed to a minimum purchase of RAYOS/LODOTRA tablets from Jagotec for five years from the date of first launch of RAYOS/LODOTRA in a major country, as defined in the agreement, which was in April 2009. At March 31, 2013, the minimum remaining purchase commitment based on tablet pricing in effect under the agreement was $2,190. The agreement automatically renews on a yearly basis until either party provides two years advance written notice of termination. In April 2013, the agreement automatically renewed and the earliest the current agreement can expire according to this advance notice procedure is April 15, 2016.

In May 2011, the Company entered into a manufacturing and supply agreement with sanofi-aventis U.S. Pursuant to the agreement, sanofi-aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from sanofi-aventis U.S. for the commercial requirements of DUEXIS in North America and certain countries and territories in Europe, including the European Union member states and Scandinavia, and South America. At March 31, 2013, the Company had a $9,700 blanket purchase commitment to sanofi-aventis U.S. for DUEXIS to be delivered through December 2013, of which $2,209 represented a binding purchase order issued from the Company to sanofi-aventis U.S. for DUEXIS to be delivered in the second quarter of 2013.

Royalty Agreement

In connection with the August 2004 development and license agreement with SkyePharma AG (“SkyePharma”) and Jagotec, a wholly-owned subsidiary of SkyePharma, regarding certain proprietary technology and know-how owned by SkyePharma, Jagotec is entitled to receive a single digit percentage royalty on net sales of RAYOS/LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the net sales of LODOTRA, such as license fees, and lump sum and milestone payments. Royalty expense recognized in cost of goods sold for the three months ended March 31, 2013 and 2012 was $169 and $163, respectively.

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

On March 13, 2013, the Company received purported Notice Letters that a Paragraph IV Patent Certification had been filed by Alvogen Pine Brook, Inc. (“Alvogen”), advising that Alvogen had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. In the Notice Letters, Alvogen noted that as of March 13, 2013, the FDA had not accepted the ANDA for review. Alvogen has agreed that their Notice Letters do not constitute Notice as described in 21 U.S.C. 355(j)(2)(B). If the Company receives a proper Notice Letter from Alvogen or anyone else, a patent infringement suit may be initiated within 45 days of the Company’s receipt of such Notice Letter to defend the RAYOS patents identified in the relevant Paragraph IV Patent Certification noted in the Notice Letters, and the FDA would be prevented from approving the ANDA until the earlier of 30 months or a decision in the infringement case is made. The Company is evaluating Alvogen’s Notice Letters and intends to vigorously enforce its intellectual property rights relating to RAYOS, but the Company cannot predict the outcome of this matter.

NOTE 12 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2013 and December 31, 2012, consisted of the following:

	March 31,	December 31,
	2013	2012
Senior Secured Loan	$62,624	$61,843
Current debt maturities	(15,913)	(11,935)
Debt discount	(12,308)	(13,042)

Long-term debt, net of current maturities	$34,403	$36,866

In February 2012, the Company entered into the $60,000 Senior Secured Loan with a group of institutional lenders. Under the terms of the Senior Secured Loan, the outstanding principal accrues interest until maturity in January 2017 at a rate of 17% per annum, payable quarterly unless repaid earlier. The Senior Secured Loan allows the Company to pay the full 17% interest when due or pay 12% interest in cash and the remaining 5% interest in the form of incremental debt (i.e., payment in kind borrowings). Beginning in April 2013, and each quarter thereafter, the lenders may require the Company to repay $3,978 of the loan principal. The Company may also prepay the loan at any time, subject to certain prepayment premiums. In March 2013, two of the lenders notified the Company of their election to request a partial repayment of the loan principal, effective on the April 1, 2013 interest payment date. Accordingly, on April 1, 2013, the Company made a payment of $5,836, which consisted of $3,978 in principal and $1,858 in interest.

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

The Senior Secured Loan restricts the Company’s ability to incur additional indebtedness, incur liens, pay dividends and engage in significant business transactions, such as a change of control, so long as the Company owes any amounts to the lenders under the related loan agreements. If the Company defaults under its Senior Secured Loan, its lenders may accelerate all of its repayment obligations and take control of the pledged assets. The Company’s lenders could declare the Company in default under its debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect upon it as defined under the loan agreements, thereby requiring the Company to repay the loan immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Among other loan covenant requirements, the Senior Secured Loan also requires the Company to maintain a minimum level of liquidity of at least $10,000 at all times during the term of the loan unless its quarterly consolidated EBITDA is at least $6,000 and to meet specified minimum net revenues during a trailing twelve-month period, which commenced on June 30, 2012. The negative covenants include, among other things, restrictions on transferring or licensing the Company’s assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on the Company’s assets, in each case subject to customary exceptions. During 2012, the Company elected to pay the 12% interest in cash, and the remaining 5% interest due of $1,842 was added to the principal loan balance as a payment in kind borrowing. During the first quarter of 2013, the Company elected to pay the 12% interest in cash, and the remaining 5% interest due of $782 was added to the principal loan balance as a payment in kind borrowing.

On September 7, 2012, the Company and the lenders entered into an amendment to the Senior Secured Loan (the “Senior Secured Loan Amendment”), whereby affirmative covenants under the Senior Secured Loan with respect to minimum levels of liquidity and net revenue were modified. Under the Senior Secured Loan Amendment, the Company was required to have a minimum liquidity of $30,000 as of December 31, 2012. The Company was no longer required to achieve minimum net revenue levels for the trailing 12 month periods at the end of the third and fourth quarters of 2012, and the minimum trailing 12 month net revenues as of the end of each quarter of 2013 and the first quarter of 2014 were reduced.

In lieu of paying a cash fee in consideration for entering into the Senior Secured Loan Amendment, the Company agreed to issue an aggregate of 1,250,000 shares of the Company’s common stock to the lenders. The fair value of the common stock issued in connection with the Senior Secured Loan Amendment was $5,075 and was classified as debt discount in the Company’s consolidated balance sheets and will be amortized to interest expense over the remaining life of the Senior Secured Loan. At March 31, 2013, the outstanding balance on the Senior Secured Loan was $62,624 and the Company was in compliance with all applicable financial loan covenants.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with a former director of Horizon Pharma USA, Inc. and Horizon Pharma AG has entered into a consulting agreement with a former owner and majority shareholder of Nitec. For the three months ended March 31, 2013 and 2012, the Company paid $197 and $60, respectively, in consulting fees to the related parties.

NOTE 14 – INCOME TAXES

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

The following table presents the benefit for income taxes for the three months ended March 31, 2013 and 2012, as follows:

	For the Three Months Ended March 31,
	2013	2012
Net loss before benefit for income taxes	$(23,052)	$(23,890)
Benefit for income taxes	(881)	(164)

Net loss	$(22,171)	$(23,726)

At March 31, 2013, the Company had a net deferred tax liability of $3,437 primarily related to temporary differences associated with its intangible assets. The income tax benefit recorded during the three months ended March 31, 2013 and the reduction in deferred tax liabilities was primarily due to a reduction in the Company’s deferred tax valuation allowance resulting from a determination that a portion of deferred tax assets associated with the Company’s deferred revenues from milestone payments would be realized in future years.

NOTE 15 – EQUITY INCENTIVE PLANS

Employee Stock Purchase Plan

In July 2010, the Company’s Board of Directors adopted an Employee Stock Purchase Plan (“ESPP”) and in June 2011, the Company’s stockholders approved the 2011 Purchase Plan (the “2011 Purchase Plan”), and it became effective upon the signing of the underwriting agreement related to the Company’s initial public offering in July 2011. The Company reserved a total of 463,352 shares of common stock for issuance under the 2011 Purchase Plan. The 2011 Purchase Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2011 Purchase Plan each year on January 1, until 2021. The number of shares added each year will be equal to the least of: (a) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (b) 1,053,074 shares of common stock; or (c) a number of shares of common stock that may be determined each year by the Company’s Board of Directors that is less than (a) and (b). Subject to certain limitations, the Company’s employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock under the 2011 Purchase Plan. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month offering period.

On December 15, 2011, pursuant to the terms of the 2011 Purchase Plan, the Company’s Board of Directors approved for issuance 100,000 shares under the ESPP, effective January 1, 2012. On December 6, 2012, the Company’s Board of Directors approved for issuance 200,000 shares under the ESPP, effective January 1, 2013. As of March 31, 2013, 124,727 shares have been issued and an aggregate of 638,625 shares of common stock were authorized and available for issuance under the ESPP.

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

In July 2010, the Company’s Board of Directors adopted the 2011 Plan and in June 2011, the Company’s stockholders approved the 2011 Plan, and it became effective upon the signing of the underwriting agreement related to the Company’s initial public offering, on July 28, 2011. The 2011 Plan has an initial reserve of 3,366,228 shares of common stock, including 460,842 shares of common stock previously reserved for future issuance under the 2005 Plan, 1,304,713 shares of common stock reserved for future issuance upon the exercise of options outstanding under the 2005 Plan as of the 2011 Plan’s effective date and 1,600,673 new shares of common stock reserved. The 2011 Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance each year on January 1, until 2021. The number of shares added each year will be equal to the least of: (a) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (b) 1,474,304 shares of common stock; or (c) a number of shares of common stock that may be determined each year by the Company’s Board of Directors that is less than (a) and (b). On December 6, 2012, pursuant to the terms of the 2011 Plan, the Company’s board of directors approved an increase in the number of shares available for issuance under the 2011 Plan of 1,474,304 shares, effective January 1, 2013. As of March 31, 2013, there were 284,968 shares available for future grants under the 2011 Plan.

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

Stock Option Plans

The following table summarizes stock option activity during the three months ended March 31, 2013 as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2012	2,746,918	$8.85
Granted	1,338,325	$2.38
Forfeited	(77,079)	$4.65

Outstanding as of March 31, 2013	4,008,164	$6.77

Exercisable as of March 31, 2013	1,458,415	$11.65

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the three months ended March 31, 2013 and 2012, and assumptions used to value stock options, are as follows:

	For the Three Months Ended March 31,
	2013	2012
Dividend yield	—	—
Risk-free interest rate	1.0%	1.0%
Weighted average volatility	88.3%	90.6%
Expected life (in years)	6.0	5.8
Weighted average grant date fair value per share of options granted	$1.74	$2.44

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

During the three months ended March 31, 2013 and 2012, the Company utilized a forfeiture rate of 5% for estimating the forfeitures of stock options granted.

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2013 as follows:

	Number of Units	Weighted Average Grant-Date Fair Value Per Units

Outstanding as of December 31, 2012	232,158	$4.92
Granted	683,000	$1.77

Outstanding as of March 31, 2013	915,158	$2.57

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months March 31, 2013 and 2012 as follows:

	For the Three Months Ended March 31,
	2013	2012
Stock-based compensation expense:
Research and development	$282	$418
Sales and marketing	280	425
General and administrative	517	916

Net effect of stock-based compensation expense on net loss	$1,079	$1,759

The Company estimates that, as of March 31, 2013, pre-tax compensation expense was $9,120 for all unvested share-based awards, including both stock options and restricted stock units that will be recognized through the second quarter of 2016. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of its common stock which have been reserved under the 2011 Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our strategy and other aspects of our future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our products, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this report and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

(Dollars are presented in thousands except share data or unless otherwise stated)

OUR BUSINESS

We are a specialty pharmaceutical company that has developed and is commercializing DUEXIS® and RAYOS®/LODOTRA®, both of which target unmet therapeutic needs in arthritis, pain and inflammatory diseases. Our strategy is to develop, acquire, in-license and/or co-promote additional innovative medicines where we can execute a targeted commercial approach in specific therapeutic areas while taking advantage of our commercial strengths and our existing infrastructure.

On April 23, 2011, the U.S. Food and Drug Administration, or FDA, approved DUEXIS (formerly HZT-501), a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis, or RA, and osteoarthritis and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. Between July and November 2011 we hired our initial commercial organization, including approximately eighty sales representatives, completed sales force training and began detailing DUEXIS to physicians in December 2011. In June 2012, we engaged Mallinckrodt LLC, or Mallinckrodt, the pharmaceutical business of Covidien plc, pursuant to a co-promotion agreement to co-promote DUEXIS in the U.S. In the third quarter of 2012, we expanded our sales force to approximately one hundred fifty representatives. Our sales force expansion, along with the Mallinckrodt co-promotion agreement, expanded our called-on physician targets for DUEXIS from approximately ten thousand to approximately fifty thousand. In June 2012, we licensed DUEXIS rights in Latin America to Grünenthal S.A., a private company focused on the promotion of pain products. In March 2013, we announced that the United Kingdom, or UK, Medicines and Healthcare products Regulatory Agency granted a National Marketing Authorization for DUEXIS in the UK. We will seek to license rights to DUEXIS in Europe to a commercial partner or partners. Given the current state of the market in Europe for pain products and the revenue being generated there by existing branded non-steroidal anti-inflammatory drugs, we do not expect a material level of sales from DUEXIS in European markets.

Our other lead product, RAYOS, known as LODOTRA outside the U.S., is a proprietary delayed-release formulation of low-dose prednisone that is currently marketed outside the U.S. by our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, for the treatment of moderate to severe, active RA in adults, particularly when accompanied by morning stiffness. On July 26, 2012, the FDA approved RAYOS for the treatment of RA, polymyalgia rheumatica, or PMR, psoriatic arthritis, ankylosing spondylitis, asthma and chronic obstructive pulmonary disease and a number of other conditions. We plan to focus our promotion of RAYOS in the U.S. on rheumatology indications, including RA and PMR. We began detailing RAYOS to a subset of rheumatologists in December 2012 and began the full launch in late January 2013 to the majority of U.S. rheumatologists and key primary care physicians.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2013 and 2012

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

	Three Months Ended March 31,		Increase /
	2013	2012	(Decrease)
Gross sales	$10,698	$2,907	$7,791
Sales discounts and allowances	(1,527)	(384)	1,143

Net sales	9,171	2,523	6,648
Cost of good sold	4,247	2,067	2,180

Gross profit	4,924	456	4,468

Operating expenses
Research and development	2,198	4,069	(1,871)
Sales and marketing	16,070	10,972	5,098
General and administrative	5,200	5,203	(3)

Total operating expenses	23,468	20,244	3,224

Operating loss	(18,544)	(19,788)	(1,244)

Other (expense) income
Interest expense, net	(3,603)	(4,551)	(948)
Foreign exchange (loss) gain	(905)	501	1,406
Other expense	—	(52)	(52)

Total other expense, net	(4,508)	(4,102)	406

Loss before benefit for income taxes	(23,052)	(23,890)	(838)
Benefit for income taxes	(881)	(164)	717

Net loss	$(22,171)	$(23,726)	$(1,555)

Sales. During the three months ended March 31, 2013, gross and net sales were $10,698 and $9,171, respectively, compared to $2,907 and $2,523 in gross and net sales, respectively, during the three months ended March 31, 2012. DUEXIS gross and net sales during the first quarter of 2013 were $6,726 and $5,344, respectively, after deducting trade discounts and allowances of $549 and co-pay assistance costs of $833, and represented 63% of gross sales and 58% of net sales during the quarter, compared to gross and net sales of $1,138 and $938, respectively, during the first quarter of 2012. The increase in DUEXIS sales during the first quarter of 2013 was primarily attributable to increased product shipments as a result of our expanded sales force compared to the first quarter of 2012, as well as product price increases. LODOTRA gross and net sales during the first quarter of 2013 were $3,554 and $3,452, respectively, after deducting trade discounts and allowances of $102, compared to gross and net sales of $1,770 and $1,585, respectively, during the first quarter of 2012. The increase in LODOTRA sales during the three months ended March 31, 2013 compared to the same period in the prior year was the result of higher product shipments and the recognition of deferred revenues to our European distribution partner, Mundipharma. Additionally, RAYOS gross sales were $418 and, after deducting trade discounts and allowances of $43, net sales were $375 during the first quarter of 2013, compared to no sales during the first quarter of 2012.

Cost of Goods Sold. Cost of goods sold increased $2,180, from $2,067 during the three months ended March 31, 2012, to $4,247 during the three months ended March 31, 2013. The increase in cost of goods sold was primarily due to an increase in DUEXIS and LODOTRA product shipments and higher intangible amortization expense in the first quarter of 2013. The increase in intangible amortization expense was primarily the result of the FDA approval of RAYOS in July 2012, which resulted in the beginning of amortization and the balance sheet reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset. For the three months ended March 31, 2013, intangible amortization expense accounted for 39% of total cost of goods sold.

Research and Development Expenses. Research and development expenses decreased $1,871, from $4,069 during the three months ended March 31, 2012, to $2,198 during the three months ended March 31, 2013. The decrease in research and development expenses during the first quarter of 2013 was primarily associated with the classification of $1,375 in medical affairs expenses to sales and marketing expenses in addition to a $580 reduction in consulting expenses. During the first quarter of 2013, in connection with the full commercial launch of RAYOS, we began to classify our medical affairs expenses, which consist of expenses related to scientific publications, health outcomes, biostatistics, medical education and information, and medical communications as sales and marketing expenses. Prior to the full commercial launch of RAYOS in late January 2013, these medical affairs expenses were classified as part of research and development expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased $5,098, from $10,972 during the three months ended March 31, 2012, to $16,070 during the three months ended March 31, 2013. The increase was primarily attributable to $3,964 in salaries and benefits expenses due to the increase in staffing of our field sales force, the classification of $1,375 of medical affairs expenses to sales and marketing expenses during the first quarter of 2013 and a $225 increase in consulting expenses, which was partially offset by a $547 decrease in launch-related marketing and commercialization expenses.

General and Administrative Expenses. General and administrative expenses during the three months ended March 31, 2013 were $5,200 and were unchanged compared to the prior year period. Increases in facilities costs of $144 and $223 in legal fees associated with intellectual property related matters during the first quarter of 2013, were primarily offset by a $355 reduction in audit fees compared to the prior year quarter.

Interest Expense, Net. Interest expense, net decreased $948, from $4,551 during the three months ended March 31, 2012, to $3,603 during the three months ended March 31, 2013. The decrease in interest expense was primarily attributable to the absence of debt extinguishment costs on prior debt facilities, which was partially offset by higher borrowing balances in the current year. In February 2012, we incurred approximately $2,539 in pre-payment and end of loan payments associated with the extinguishment of our prior debt facilities.

Foreign Exchange (Loss)/Gain. During the three months ended March 31, 2013, we reported a foreign exchange loss of $905 compared to a foreign exchange gain of $501 during the three months ended March 31, 2012. The foreign exchange loss in the first quarter of 2013 was primarily due to an increase in U.S. dollar denominated transactions for our Horizon Pharma AG subsidiary, whose functional currency is the Euro, in addition to a weakening of the Euro during the three months ended March 31, 2013.

Income Tax Benefit. Income tax benefit increased $717, from $164 during the three months ended March 31, 2012, to $881 during the three months ended March 31, 2013. The increase in income tax benefit during the first quarter of 2013 was primarily due to a reduction in our deferred tax valuation allowance resulting from a determination that a portion of deferred tax assets associated with deferred revenues from milestone payments would be realized in future years. Accordingly, we recorded an additional income tax benefit of $831 during the three months ended March 31, 2013 to properly account for the realization of our deferred tax asset positions.

Net Loss. Net loss decreased from $23,726 during the three months ended March 31, 2012, to $22,171 during the three months ended March 31, 2013, primarily as a result of the increase in sales and related gross margins, partially offset by an increase in expenses described above.

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

Revenue from product deliveries

We recognize revenue from the delivery of our products when delivery has occurred, title has transferred, the selling price is fixed or determinable, the right of return no longer exists (which is the earlier of product being dispensed through patient prescriptions or the expiration of the right of return) or product returns can be reasonably estimated, collectability is reasonably assured and we have no further performance obligations. Prior to October 2012, revenue for products sold in the U.S. to our wholesale pharmaceutical distributors and retail chains was recognized based on the amount of product sold through to the end user consumer. Beginning in October 2012, due to our ability to reasonably estimate and determine allowances for product returns, rebates and discounts, we recognize DUEXIS and RAYOS revenue at the point of sale to the wholesale pharmaceutical distributors and retail chains.

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

Cost of Goods Sold

Cost of goods sold for DUEXIS includes all costs directly related to the acquisition of product from our manufacturer, including freight charges and manufacturing overhead costs. Until we began recognizing revenue at the point of sale of DUEXIS to our wholesale pharmaceutical distributors and retail chains in the fourth quarter of 2012, we deferred the DUEXIS related cost of goods sold and recorded such amounts as other current assets until related revenue was recognized. Also included in cost of goods sold are distribution service fees paid to wholesalers for distribution and inventory management services.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of March 31, 2013, we had an accumulated deficit of $330,282. We anticipate that we will continue to incur net losses for at least the next few years. We expect that our sales and marketing expenses will continue to increase as a result of our commercialization of DUEXIS and RAYOS/LODOTRA. As a result, we will need to generate significant net product sales, and royalty and other revenues to achieve profitability.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes. As of March 31, 2013, we had $81,076 in cash and cash equivalents. In February 2012, we entered into a $60,000 senior secured loan facility with a group of institutional lenders, or the Senior Secured Loan. Under the terms of the Senior Secured Loan, the outstanding principal accrues interest until maturity in January 2017 at a rate of 17% per annum, payable quarterly unless repaid earlier. The Senior Secured Loan allows us to pay the full 17% interest when due or pay 12% interest in cash and the remaining 5% interest in the form of incremental debt. We may prepay the loan at any time, subject to certain prepayment premiums. In connection with the Senior Secured Loan, we also issued warrants to the lenders to purchase up to an aggregate of approximately 3,277,191 shares of our common stock at an exercise price of $0.01 per share. The warrants became exercisable 180 days after issuance and will remain exercisable until the maturity date of the Senior Secured Loan on January 22, 2017, subject to limited exceptions. The Senior Secured Loan is secured by a lien covering substantially all of our assets including intellectual property in addition to a pledge of all of our equity interests in Horizon Pharma USA, Inc. and 65% of our equity interests in Horizon Pharma AG.

The Senior Secured Loan restricts our ability to incur additional indebtedness, incur liens, pay dividends and engage in significant business transactions, such as a change of control, so long as we owe any amounts to the lenders under the related loan agreements. If we default under our Senior Secured Loan, our lenders may accelerate all of our repayment obligations and take control of our pledged assets. Our lenders could declare us in default under our debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect upon us as defined under the loan agreements, thereby requiring us to repay the loans immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Among other loan covenant requirements, the Senior Secured Loan also requires us to maintain a minimum level of liquidity of at least $10,000 at all times during the term of the loan unless our quarterly consolidated EBITDA is at least $6,000 and to meet specified minimum net revenues during a trailing 12 month period commencing on June 30, 2012. The negative covenants include, among other things, restrictions on transferring or licensing our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions and creating other liens on our assets, in each case subject to customary exceptions. During 2012, we elected to pay the 12% interest in cash and the remaining 5% interest of $1,842 was added to the principal loan balance as incremental debt as payment in kind borrowings. During the first quarter of 2013, the Company elected to pay the 12% interest in cash and the remaining 5% interest due of $782 was added to the principal loan balance as a payment in kind borrowing.

In September 2012, we and the lenders entered into an amendment of the Senior Secured Loan, or the Senior Secured Loan Amendment, whereby affirmative covenants under the Senior Secured Loan with respect to minimum levels of liquidity and net revenue were modified. Under the Senior Secured Loan Amendment, we were required to have a minimum liquidity of $30,000 as of December 31, 2012, rather than the $10,000 required at all other times, and we were no longer required to achieve minimum net revenue levels for the trailing 12 month periods at the end of the third and fourth quarters of 2012, and the minimum trailing 12 month net revenues as of the end of each quarter of 2013 and the first quarter of 2014 were reduced. In lieu of paying a cash fee in consideration for entering into the Senior Secured Loan Amendment, we agreed to issue an aggregate of 1,250,000 shares of our common stock to the lenders.

At March 31, 2013, the outstanding balance on the Senior Secured Loan was $62,624 and we were in compliance with all applicable financial covenants under the Senior Secured Loan as amended. The inability to meet the covenants under the loan facility could have an adverse impact on our financial position and results of operations. These uncertainties and lack of commercial operating history raise substantial doubt about our ability to continue as a going concern. Additionally, our ability to comply with the operating and financial covenants under the Senior Secured Loan in future periods will be dependent on several factors including: the continued growth of the arthritis, pain and inflammation markets; acceptance of our products by patients, primary care specialists and other key specialists, including rheumatologists, orthopedic surgeons and pain specialists; the level of sales discounts and allowances we maintain for our products; and potential or perceived advantages or disadvantages of our products over alternative treatments, including cost of treatment and relative convenience and ease of administration. Changes in key markets or our inability to execute our operating plan could result in non-compliance with our operating and financial covenants which may adversely affect our cost of financing or cause an acceleration of our debt obligations.

Beginning in April 2013, and for each quarter thereafter, the lenders may require us to repay $3,978 of the loan principal. In March 2013, two of the lenders notified us of their election to request a partial repayment of the loan principal, effective on the April 1, 2013 interest payment date. Accordingly, on April 1, 2013, we made a payment of $5,836, which consisted of $3,978 in principal and $1,858 in interest. To the extent that we are required to make on-going quarterly prepayments of principal under the Senior Secured Loan, we may be required to seek additional funding earlier than we otherwise would in order to sustain our operations as well as maintain compliance with our minimum liquidity requirements under the Senior Secured Loan.

In August 2012, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may sell, in at-the-market, or ATM, offerings, up to $75,000 worth of common stock, of which $27,400 was available at March 31, 2013 for future issuance under our registration statement on Form S-3, which became effective on August 9, 2012. Subject to the terms and conditions of the sales agreement, Cowen will use its commercially reasonable efforts to sell on our behalf any shares of common stock requested to be sold by us. Cowen and we each have the right, by giving written notice as specified in the sales agreement, to terminate the sales agreement in each party’s sole discretion at any time. The aggregate compensation payable to Cowen as sales agent will not exceed 3.0% of the gross sales price of the shares sold through it pursuant to the sales agreement. On March 25, 2013, we requested that Cowen begin to make sales under the sales agreement and provided them both daily volume and minimum price restrictions under which they could sell our common stock. As of May 8, 2013 Cowen had sold 907,492 shares of our common stock with gross proceeds to the Company of $2,309.

We are required to maintain compliance with applicable Swiss laws with respect to our Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. We review on a regular basis whether our Swiss subsidiary is overindebted. As of March 31, 2013 and December 31, 2012, our Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. We will continue to monitor and review steps to address any overindebtedness until such time as our Swiss subsidiary may generate positive income at a statutory level, which could require us to have cash at our Swiss subsidiary in excess of its near term operating needs and could affect our ability to have sufficient cash at our U.S. subsidiary to meet its near term operating needs.

The following table provides a summary of our cash flows for the three months ended March 31, 2013 and 2012, as follows:

	Three Months Ended March 31,
	2013	2012
Cash and cash equivalents	$81,076	$80,351
Cash (used in) provided by :
Operating activities	(22,769)	(20,790)
Investing activities	(225)	(133)
Financing activities	—	83,345

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2013 and 2012, net cash used in operating activities was $22,769 and $20,790, respectively. The increase in net cash used in operating activities was primarily attributable to increases in working capital requirements partially offset by a decrease in operating losses.

Investing Cash Flows

During the three months ended March 31, 2013 and 2012, net cash flows used in investing activities was $225 and $133, respectively. The increase in net cash used in investing activities was associated with capital expenditures related to property and equipment, which primarily represented purchases related to computer and equipment expenses.

Financing Cash Flows

During the three months ended March 31, 2013 and 2012, net cash provided by financing activities was $0 and $83,345, respectively. The decrease in net cash provided by financing activities was attributable to no financing activities occurring during the first quarter of 2013. In February 2012, we entered into our $60,000 Senior Secured Loan, net of issuance costs of $4,422. As part of the closing of the Senior Secured Loan, we repaid outstanding principal under our prior outstanding debt facilities totaling $19,730. In March 2012, we received gross proceeds of $50,820 and net proceeds of $47,581, after deducting $3,239 in issuance costs from the sale of 14,033,829 shares of our common stock and warrants to purchase an aggregate of 3,508,448 shares of our common stock to certain institutional and accredited investors in a private equity placement.

Contractual Obligations

During the three months ended March 31, 2013, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Foreign Currency Risk. Our sales contracts relating to LODOTRA are principally denominated in Euros and therefore, until we derive material revenues from sales of DUEXIS and RAYOS in the U.S., our revenues will be subject to significant foreign currency risk. We also incur certain operating expenses in currencies other than the U.S. dollar in relation to Horizon Pharma AG; therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had minimal impact on our results of operations and cash flows.

Inflation Risk. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. During the three months ended March 31, 2013, and for the year ended December 31, 2012, sales to three customers accounted for approximately 78% and 83%, respectively, of our total consolidated gross sales. In addition, sales to three customers comprised approximately 72% and 77% of our total outstanding accounts receivable balances as of March 31, 2013 and December 31, 2012, respectively. Historically, we have not experienced any losses related to our accounts receivable balances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, the end of the period covered by this report.

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

On March 13, 2013, we received purported Notice Letters that a Paragraph IV Patent Certification had been filed by Alvogen Pine Brook, Inc., or Alvogen, advising that Alvogen had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. In the Notice Letters, Alvogen noted that as of March 13, 2013, the FDA had not accepted the ANDA for review. Alvogen has agreed that their Notice Letters do not constitute Notice as described in 21 U.S.C. 355(j)(2)(B). If we receive a proper Notice Letter from Alvogen or anyone else, a patent infringement suit may be initiated within 45 days of our receipt of such Notice Letter to defend the RAYOS patents identified in the relevant Paragraph IV Patent Certification noted in the Notice Letters, and the FDA would be prevented from approving the ANDA until the earlier of 30 months or a decision in the infringement case is made. We are evaluating Alvogen’s Notice Letters and intend to vigorously enforce our intellectual property rights relating to RAYOS, but we cannot predict the outcome of this matter.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

Risks Related to Our Business and Industry

Our ability to generate revenues from our products will be subject to attaining significant market acceptance among physicians, patients and healthcare payers.*

DUEXIS® and RAYOS®/LODOTRA®, and other product candidates that we may develop, acquire, in-license or co-promote, may not attain market acceptance among physicians, patients, healthcare payers or the medical community. In the U.S. market, we began selling DUEXIS in December 2011, we announced our co-promotion agreement with Mallinckrodt LLC, or Mallinckrodt, in June 2012 and we announced in October 2012 that we had completed the expansion of our sales force. We began commercial sales of RAYOS, which was approved by the U.S. Food and Drug Administration, or FDA, in July 2012, to a subset of rheumatologists in the fourth quarter of 2012 with the full launch to the majority of U.S. rheumatologists and key primary care physicians in late January 2013. Outside the U.S., LODOTRA has been sold in a limited number of countries outside the U.S. Sales of DUEXIS and LODOTRA have been limited to date outside the U.S. and sales may not grow to expected levels, in part because, with respect to LODOTRA, we depend on our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, for commercialization outside the U.S., and with respect to DUEXIS, we have only received marketing approval in the United Kingdom, or UK, thus far, and even if it is approved in other European countries, we do not expect the opportunity in Europe to be material to our business given the current state of the market in Europe for pain products and the revenue being generated by existing branded non-steroidal anti-inflammatory drugs, or NSAIDs, in Europe. We believe that the degree of market acceptance and our ability to generate revenues from our products will depend on a number of factors, including:

•	timing of market introduction of our products as well as competitive drugs;

•	efficacy and safety of our products;

•	continued projected growth of the arthritis, pain and inflammation markets;

•	prevalence and severity of any side effects;

•	acceptance by patients, primary care specialists and key specialists, including rheumatologists, orthopedic surgeons and pain specialists;

•	the performance of our distribution and co-promotion partners, over which we have limited control;

•	potential or perceived advantages or disadvantages of our products over alternative treatments, including cost of treatment and relative convenience and ease of administration;

•	strength of sales, marketing and distribution support;

•	the price of our products, both in absolute terms and relative to alternative treatments;

•	impact of past and future product price increases;

•	the effect of current and future healthcare laws;

•	availability of coverage and adequate reimbursement and pricing from government and other third-party payers; and

•	product labeling or product insert requirements of the FDA or other regulatory authorities.

With respect to DUEXIS, studies indicate that physicians do not commonly co-prescribe gastrointestinal, or GI, protective agents to high-risk patients taking NSAIDs. We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs of the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions. If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS will be limited. Some physicians may also be reluctant to prescribe DUEXIS due to the inability to vary the dose of ibuprofen or if they believe treatment with NSAIDs or GI protective agents other than ibuprofen and famotidine, including those of our competitors, would be more effective for their patients. With respect to both DUEXIS and RAYOS/LODOTRA, their higher cost compared to the generic forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers. If DUEXIS, RAYOS/LODOTRA or any other product candidates that we may seek approval for, acquire, in-license or co-promote fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects.

Our current business plan is highly dependent upon our ability to successfully execute on our sales and marketing strategy for the commercialization of DUEXIS and RAYOS/LODOTRA. If we are unable to successfully execute on our sales and marketing strategy, we may not be able to generate significant product revenues or execute on our business plan.

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercial launches of DUEXIS and RAYOS in the U.S. market. We may not be able to successfully commercialize either DUEXIS or RAYOS in the U.S. Prior to our commercial launch of DUEXIS in the U.S. in December 2011, we did not have any experience commercializing pharmaceutical products on our own. LODOTRA was commercially launched in Europe by our exclusive distribution partners Merck Serono and Mundipharma. In order to commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Although we announced in October 2012 the completion of our sales force expansion to approximately 150 sales representatives, we currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market these products and any additional products we may acquire, in-license or co-promote will be expensive and time-consuming and could delay any product launch. Nor can we be certain that we will be able to continue to successfully develop this capability. As a result of the evolving role of various constituents in the prescription decision making process, we adjusted the profile of the sales representatives we hire from those with traditional pharmaceutical sales experience to those with successful business to business experience. For example, we have faced challenges due to pharmacists increasingly switching a patient’s intended prescription from DUEXIS to a generic or over the counter brand. We expect that we will face similar challenges for RAYOS. While we believe the new profile of our representatives is better suited for this evolving environment, we cannot be certain that our representatives will be able to successfully protect DUEXIS and RAYOS prescriptions or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel. To the extent we rely on additional third parties to commercialize any approved products, such as our co-promotion agreement with Mallinckrodt, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts. In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization or enter into co-promotion agreements, we would not be able to commercialize our product candidates and execute on our business plan. If we are unable to successfully implement our commercial plans and drive adoption by patients and physicians of any approved products through our sales, marketing and commercialization efforts, or if our partners fail to successfully commercialize our products, then we will not be able to generate sustainable revenues from product sales which will have a material adverse effect on our business and prospects.

We are highly dependent on the success of DUEXIS and RAYOS/LODOTRA, and we may not be able to successfully commercialize these products and failure to do so may adversely impact our existing debt facility and/or access to capital.*

To date, we have expended significant time, resources and effort on the development of DUEXIS and RAYOS, and a substantial majority of our resources are now focused on the commercialization of DUEXIS in the U.S. and seeking additional marketing approvals for DUEXIS. Our ability to generate significant product revenues and to achieve commercial success in the near term will initially depend almost entirely on our ability to successfully commercialize DUEXIS and RAYOS in the U.S. DUEXIS has been approved for marketing in the UK but is not yet approved in any other countries in Europe and therefore, unless we obtain regulatory approval in other countries DUEXIS may not be commercialized to any significant extent outside of the U.S. Even if DUEXIS is approved in other European countries, we do not expect the opportunity in Europe to be material to our business given the current state of the market in Europe for pain products and the revenue being generated by existing branded NSAIDs in Europe. Our initial strategy for RAYOS is to solely focus on the rheumatology indications approved for RAYOS where our Phase 3 clinical trial data supports our commercial plans. We initially launched RAYOS in the United States to a subset of rheumatologists in the fourth quarter of 2012, and the full launch to the majority of U.S. rheumatologists and key primary care physicians occurred in late January 2013. Although LODOTRA is approved for marketing in 25 countries outside the U.S., to date it has only been marketed in a limited number of countries. While we anticipate that LODOTRA will be marketed in additional countries as our distribution partner, Mundipharma, formulates its reimbursement strategy, the ability to market LODOTRA in additional countries will depend on Mundipharma’s ability to obtain reimbursement approvals in these countries. Even if we obtain additional marketing and reimbursement approvals, our product revenues in Europe are entirely dependent upon the marketing efforts of our exclusive distribution partner, over which we have no control. Before we can market and sell these products in a particular jurisdiction, we need to obtain necessary regulatory approvals (from the FDA in the U.S. and from similar foreign regulatory agencies in other jurisdictions) and in some jurisdictions, reimbursement authorization. There are no guarantees that we or our commercialization partners will obtain any additional regulatory approvals for our products. Even if we or our commercialization partners obtain additional regulatory approvals, we may never generate significant revenues from any commercial sales of our products. If we fail to successfully commercialize DUEXIS or RAYOS, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

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

The success of our efforts to commercialize DUEXIS in the United States will be partially dependent on our co-promotion agreement with Mallinckrodt.*

Pursuant to our co-promotion agreement with Mallinckrodt, we engaged Mallinckrodt as a non-exclusive partner for the promotion of DUEXIS in the United States. We have limited control over the amount and timing of resources that Mallinckrodt may devote to the co-promotion of DUEXIS. If Mallinckrodt fails to adequately promote DUEXIS, or if Mallinckrodt’s efforts are not effective for any other reason, our business may be negatively affected. In particular, we are relying on our co-promotion agreement with Mallinckrodt to reach a broader segment of the market than we could otherwise reach on our own without further expanding our own sales force. If Mallinckrodt is unsuccessful or the co-promotion agreement is terminated early, we may be required to reallocate efforts of our existing sales force and hire additional field sales representatives to adequately access these broader market segments.

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

Our co-promotion agreement with Mallinckrodt is subject to early termination, including through Mallinckrodt’s right to terminate if we experience certain supply failures in relation to the demand for DUEXIS in the United States, if monthly prescription volumes for DUEXIS in the United States do not meet certain amounts beginning one year after Mallinckrodt begins promotion of DUEXIS, or if any third party commercially launches a generic version of DUEXIS in the territory where Mallinckrodt is promoting DUEXIS. Our co-promotion agreement with Mallinckrodt is also subject to early termination by us if Mallinckrodt fails to achieve minimum contractual prescription volumes. If the agreement is terminated early, we may not be able to find another partner to co-promote DUEXIS in the United States on acceptable terms, or at all, and we may be unable to sufficiently promote and commercialize DUEXIS in the United States on our own without reallocating efforts of our existing sales force and hiring additional field sales representatives.

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

While we anticipate that LODOTRA will be marketed in additional countries as Mundipharma formulates its reimbursement strategy, the ability to market LODOTRA in additional countries will depend on Mundipharma’s ability to obtain regulatory and reimbursement approvals in these countries. Similarly, our ability to market DUEXIS outside of the U.S. will depend on obtaining regulatory and reimbursement approval in each country where we expect DUEXIS to be marketed. However, certain countries have a very difficult reimbursement environment and we may not obtain reimbursement approval in all countries where we expect DUEXIS to be marketed, or we may obtain reimbursement approval at a level that would make marketing DUEXIS in certain countries not viable.

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

In addition, we do not have the capability to package DUEXIS, RAYOS/LODOTRA or any other product candidates for distribution. Consequently, we have entered into an agreement with Temmler Werke GmbH, or Temmler, for packaging of RAYOS/LODOTRA in certain European countries, Israel and in the U.S., as well as any additional countries as may be agreed to by the parties. We intend to sell drug product finished and packaged by either Temmler or an alternate packager. At the end of 2012, Temmler was acquired by the Aenova Group. Sanofi-aventis Canada Inc. manufactures and supplies DUEXIS to us in final, packaged form for the U.S. as well as any additional countries as may be agreed to by the parties.

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

We have experienced recent growth and expect to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of December 31, 2010, we employed 41 full-time employees as a consolidated entity. In anticipation of the commercial launch of DUEXIS, we hired 80 sales representatives during the period from September 2011 through October 2011. As of December 31, 2012 and March 31, 2013, we employed 247 and 249 full-time employees, respectively, as a consolidated entity. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired in connection with the commercial launch of DUEXIS and RAYOS, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

On March 13, 2013, we received purported Notice Letters that a Paragraph IV Patent Certification had been filed by Alvogen, advising that Alvogen had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. In the Notice Letters, Alvogen noted that as of March 13, 2013, the FDA had not accepted the ANDA for review. Alvogen has agreed that their Notice Letters do not constitute Notice as described in 21 U.S.C. 355(j)(2)(B). If we receive a proper Notice Letter from Alvogen or anyone else, a patent infringement suit may be initiated within 45 days of our receipt of such Notice Letter to defend the RAYOS patents identified in the relevant Paragraph IV Patent Certification noted in the Notice Letters, and the FDA would be prevented from approving the ANDA until the earlier of 30 months or a decision in the infringement case is made. We are evaluating Alvogen’s Notice Letters and intend to vigorously enforce our intellectual property rights relating to RAYOS, but we cannot predict the outcome of this matter. If we are unsuccessful in enforcing our intellectual property rights relating to RAYOS or Alvogen’s ANDA is otherwise approved, we will likely face generic competition and our sales of RAYOS will be substantially harmed.

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

In addition to our U.S. operations, we have operations in Switzerland and Germany. Moreover, LODOTRA is currently being marketed in a limited number of countries outside the U.S., and Mundipharma is in the process of obtaining pricing and reimbursement approval for, and preparing to market, LODOTRA in other European countries, as well as in certain Asian and Latin American countries. Also, Grünenthal S.A. is in the registration process for the commercialization of DUEXIS in Latin America. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

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

Coverage and reimbursement may not be available, or reimbursement may be available at only limited levels, for DUEXIS, RAYOS/LODOTRA or any other product candidates that we develop, acquire, in-license or co-promote, which could make it difficult for us to sell our products profitably or to successfully execute planned product price increases.*

Market acceptance and sales of DUEXIS, RAYOS/LODOTRA or any other product candidates that we may develop, acquire, in-license or co-promote will depend in large part on global coverage and reimbursement policies and may be affected by future healthcare reform measures, both in the U.S. and other key international markets. Successful commercialization of our products will depend in part on the availability of governmental and third-party payer reimbursement for the cost of our products. Government health administration authorities, private health insurers and other organizations generally provide reimbursement for healthcare. In particular, in the U.S., private health insurers and other third-party payers often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the U.S., the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. These pressures may create negative reactions to any product price increases, or limit the amount by which we may be able to increase our product prices, which may adversely affect our product sales and results of operations.

Outside of the U.S., the success of our products, including LODOTRA and, if widely approved, DUEXIS, will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. To date, LODOTRA is approved in 25 countries outside the U.S., and reimbursement for LODOTRA has been obtained in Germany, Italy and Switzerland. Mundipharma is seeking coverage for LODOTRA in a number of countries and currently sells LODOTRA without coverage in a limited number of countries. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceutical products, which we believe has impacted the reimbursement rates and timing to launch for LODOTRA to date, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. For example, legislation was recently enacted in Germany that will increase the rebate on prescription pharmaceuticals and likely lower the revenues from the sale of LODOTRA in Germany that we would otherwise receive. As a result of these pricing practices, it may become difficult to achieve profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.*

We have a limited operating history. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $22.2 million during the three months ended March 31, 2013 and net losses of $87.8 million, $113.3 million and $27.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of March 31, 2013, we had an accumulated deficit of $330.3 million. We do not know whether or when we will become profitable. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Our losses have resulted principally from costs incurred in our development activities for our products and product candidates. We anticipate that we will continue to incur operating losses in 2013 and into 2014 as we execute our plan to expand our development and commercialization activities of DUEXIS and RAYOS/LODOTRA, and seek other products or product candidates to develop, acquire, in-license or co-promote.

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

We have limited product revenues and other sources of revenues. We may never achieve or sustain profitability, which would depress the market price of our common stock, and could cause our investors to lose all or a part of their investment.*

Our ability to become profitable depends upon our ability to generate revenues from sales of our products. DUEXIS was approved by the FDA on April 23, 2011, and we began generating revenues from sales of DUEXIS in late 2011 following the commercial launch in the U.S. LODOTRA is approved for marketing in 25 countries outside the U.S., and to date we have generated only limited revenues from sales of LODOTRA. RAYOS was approved by the FDA on July 26, 2012, and we began marketing it in the U.S through our full field sales force in late January 2013. We may never be able to successfully commercialize DUEXIS or RAYOS or develop or commercialize other products in the U.S., which we believe represents our most significant commercial opportunity, or sell DUEXIS in Europe, where we do not consider it to be material to our business. Our ability to generate future revenues depends heavily on our success in:

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

We may need to obtain additional financing to successfully commercialize or further develop DUEXIS and RAYOS/LODOTRA, or to develop, acquire, in-license and/or co-promote other product candidates.*

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

Even if we obtain additional financing, our Horizon Pharma AG subsidiary is subject to Swiss laws regarding overindebtedness that require Horizon Pharma AG to maintain assets in excess of its liabilities. As of March 31, 2013 and December 31, 2012, our Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. We will continue to monitor and review steps to address any overindebtedness, until such time as our Swiss subsidiary generates positive income at a statutory level, which could require us to have cash at our Swiss subsidiary in excess of its near term operating needs and could affect our ability to have sufficient cash at our U.S. subsidiary to meet its near term operating needs.

Any of the above events could significantly harm our business, financial condition and prospects and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish intellectual property rights to our product candidates.*

We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

In August 2012, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may sell through Cowen, in at-the-market offerings, up to $75.0 million worth of our common stock, of which $27.4 million was available at March 31, 2013 for future issuance. Subject to the terms and conditions of the sales agreement, Cowen may sell the shares by methods deemed to be an at-the-market offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, including sales made through The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker. The sale of additional shares of our common stock pursuant to the sales agreement will have a dilutive impact on our existing stockholders and could cause the market price of our common stock to be lower than it would otherwise be absent sales activities by Cowen. Sales of our common stock under the sales agreement, or the perception that such sales will occur, could also encourage short sales by third parties, which could contribute to a decline of our stock price.

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

At March 31, 2013, we had $81.1 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2013, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

In addition, on March 13, 2013, we received purported Notice Letters that a Paragraph IV Patent Certification had been filed by Alvogen, advising that Alvogen had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. In the Notice Letters, Alvogen noted that as of March 13, 2013, the FDA had not accepted the ANDA for review. Alvogen has agreed that their Notice Letters do not constitute Notice as described in 21 U.S.C. 355(j)(2)(B). If we receive a proper Notice Letter from Alvogen or anyone else, a patent infringement suit may be initiated within 45 days of our receipt of such Notice Letter to defend the RAYOS patents identified in the relevant Paragraph IV Patent Certification noted in the Notice Letters, and the FDA would be prevented from approving the ANDA until the earlier of 30 months or a decision in the infringement case is made.

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

Our ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the U.S. and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or U.S. PTO, has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in March 2013. The Leahy-Smith Act has also introduced procedures making it easier for third-parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contains new statutory provisions that still require the U.S. PTO to issue new regulations for their implementation and it may take the courts years to interpret the provisions of the new statute. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. and Canada. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. For example, if the issuance to us, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Our officers, directors and funds affiliated with our directors own a significant percentage of our stock and will be able to influence matters subject to stockholder approval.*

Our officers, directors and funds affiliated with our directors held in the aggregate approximately 22% of our outstanding voting stock as of December 31, 2012 and as of March 31, 2013. Therefore, these stockholders have the ability to influence us through this ownership position, including through matters requiring stockholder approval. For example, these stockholders may be able to influence the elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

HORIZON PHARMA, INC.

Date: May 10, 2013	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Robert J. De Vaere
Robert J. De Vaere
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Form of Warrant issued by Horizon Pharma, Inc. to bridge financing investors.

4.3(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Comerica Bank.

4.4(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Hercules Technology Growth Capital, Inc.

4.5(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Comerica Bank.

4.6(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Hercules Technology Growth Capital, Inc.

4.7(1)	Warrant issued by Horizon Pharma, Inc. on April 1, 2010 to Silicon Valley Bank.

4.8(1)	Investors’ Rights Agreement, dated April 1, 2010, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.9(1)	Form of Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Oxford Finance LLC.

4.10(1)	Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Silicon Valley Bank.

4.11(1)	Conversion and Amendment Agreement, dated June 16, 2011, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.12(3)	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Loan and Security Agreement, dated February 22, 2012, by and among Horizon Pharma USA, Inc., Horizon Pharma, Inc., Cortland Capital Market Services, LLC, as administrative agent, and the Lenders listed therein.

4.13(3)	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.14(3)	Amendment to Investors’ Rights Agreement, dated February 22, 2012.

4.15(4)	Form of Warrant issued in Public Offering of Units.

10.1	Letter Agreement, dated October 17, 2012, by and among Horizon Pharma AG, Mundipharma International Corporation Limited and Mundipharma Medical Company.

10.2*	Letter Agreement, dated March 21, 2013, by and among Horizon Pharma AG, Mundipharma International Corporation Limited and Mundipharma Medical Company.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

Exhibit Number	Description of Document

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on August 2, 2011.
(3)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(4)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.