Form 10-Q
period 2013-06-30
HORIZON PHARMA, INC.
filed 2013-08-09
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of registrant’s common stock, par value $0.0001, outstanding as of August 6, 2013: 64,492,748.

HORIZON PHARMA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,340	$104,087
Restricted cash	800	800
Accounts receivable, net	7,340	3,463
Inventories, net	5,787	5,245
Prepaid expenses and other current assets	3,367	3,323

Total current assets	86,634	116,918

Property and equipment, net	3,500	3,725
Developed technology, net	64,544	68,892
Other assets	3,839	4,449

TOTAL ASSETS	$158,517	$193,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,624	$5,986
Accrued expenses	20,516	16,784
Deferred revenues—current portion	1,498	2,230
Notes payable—current portion	15,913	11,935

Total current liabilities	43,551	36,935

LONG-TERM LIABILITIES:
Notes payable, net of current	31,938	36,866
Deferred revenues, net of current	9,363	9,554
Deferred tax liabilities, net	3,148	4,408
Other long term liabilities	203	243

Total long-term liabilities	44,652	51,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 63,310,334 and 61,722,247 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6	6
Additional paid-in capital	422,798	417,455
Accumulated other comprehensive loss	(3,767)	(3,372)
Accumulated deficit	(348,723)	(308,111)

Total stockholders’ equity	70,314	105,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$158,517	$193,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Sale of goods	$17,490	$4,556	$28,120	$7,411
Contract revenue	147	52	215	105

Gross sales	17,637	4,608	28,335	7,516
Sales discounts and allowances	(5,383)	(767)	(6,910)	(1,152)
Net sales	12,254	3,841	21,425	6,364
Cost of goods	3,517	2,855	7,764	4,922

Gross profit	8,737	986	13,661	1,442

OPERATING EXPENSES:
Research and development	2,833	4,233	5,031	8,302
Sales and marketing	16,526	10,543	32,854	21,515
General and administrative	5,182	4,555	10,124	9,758

Total operating expenses	24,541	19,331	48,009	39,575

Operating loss	(15,804)	(18,345)	(34,348)	(38,133)

OTHER (EXPENSE) INCOME, NET:
Interest expense, net	(3,442)	(3,191)	(7,045)	(7,742)
Foreign exchange gain (loss)	454	(1,401)	(451)	(900)
Other, net	—	(4)	—	(56)

Total other expense, net	(2,988)	(4,596)	(7,496)	(8,698)

Loss before benefit for income taxes	(18,792)	(22,941)	(41,844)	(46,831)
BENEFIT FOR INCOME TAXES	(351)	(159)	(1,232)	(323)

NET LOSS	$(18,441)	$(22,782)	$(40,612)	$(46,508)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.29)	$(0.68)	$(0.65)	$(1.61)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	62,872,173	33,715,703	62,339,285	28,909,080
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	402	(832)	(395)	261

Other comprehensive income (loss)	402	(832)	(395)	261

COMPREHENSIVE LOSS	$(18,039)	$(23,614)	$(41,007)	$(46,247)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,612)	$(46,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,855	2,140
Stock-based compensation	2,100	2,490
Non-cash interest expense	1,829	1,169
Paid in kind interest expense	1,525	1,079
Foreign exchange loss	451	900
Loss on disposal of assets	—	68
Changes in operating assets and liabilities:
Accounts receivable	(3,880)	1,751
Inventories	(559)	(2,001)
Prepaid expenses and other current assets	(58)	(1,631)
Accounts payable	(348)	(255)
Accrued expenses	3,795	1,527
Deferred revenues	(774)	2,973
Deferred tax liabilities	(1,203)	(349)
Other non-current assets and liabilities	211	—

Net cash used in operating activities	(33,668)	(36,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(345)	(1,043)

Net cash used in investing activities	(345)	(1,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock under an ATM agreement, net of issuance costs	3,039	—
Proceeds from the issuance of common stock through ESPP programs	204	147
Proceeds from the issuance of notes payable, net of issuance costs	—	55,578
Proceeds from private equity offerings, net of issuance costs	—	47,475
Repayment of notes payable	(3,978)	(19,814)

Net cash (used in) provided by financing activities	(735)	83,386

Effect of foreign exchange rate changes on cash	1	(202)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,747)	45,494
CASH AND CASH EQUIVALENTS, beginning of the year	104,087	17,966

CASH AND CASH EQUIVALENTS, end of the year	$69,340	$63,460

Supplemental cash flow information:
Cash paid for interest	$3,734	$3,932
Cash paid for income taxes	26	28
Commitment fee paid on notes payable	—	600

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The unaudited condensed consolidated financial statements presented herein include the accounts of Horizon Pharma, Inc. (the “Company”) and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation, including the reclassification of $258 from general and administrative expenses to selling and marketing expenses in the June 30, 2013 year to date results.

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

On April 23, 2011, the U.S. Food and Drug Administration (“FDA”) approved DUEXIS, a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis (“RA”), osteoarthritis and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. In the second-half of 2011, the Company hired its initial commercial organization, including approximately 80 sales representatives, completed sales force training and began detailing DUEXIS to physicians in December 2011. In June 2012, the Company licensed DUEXIS rights in Latin America to Grünenthal S.A., a private company focused on the promotion of pain products. In the third quarter of 2012, the Company expanded its sales force to approximately 150 representatives and recently further expanded its sales force to approximately 170 representatives following the termination of its co-promotion agreement with Mallinckrodt LLC (“Mallinckrodt”), in June 2013. In March 2013, the Company announced that the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency granted a National Marketing Authorization for DUEXIS in the UK. The Company will seek to license rights to DUEXIS in Europe to a commercial partner or partners. Given the current state of the market in Europe for pain products and the revenue being generated there by existing branded non-steroidal anti-inflammatory drugs, the Company does not expect a material level of sales from DUEXIS in European markets.

The Company’s second approved product in the U.S., RAYOS, known as LODOTRA outside the U.S., is a proprietary delayed-release formulation of low-dose prednisone for the treatment of moderate to severe, active RA in adults, particularly when accompanied by morning stiffness. On July 26, 2012, the FDA approved RAYOS for the treatment of RA, polymyalgia rheumatica (“PMR”), psoriatic arthritis, ankylosing spondylitis, asthma and chronic obstructive pulmonary disease and a number of other conditions. The Company plans to focus its promotion of RAYOS in the U.S. on rheumatology indications, including RA and PMR. The Company began detailing RAYOS to a subset of U.S. rheumatologists in December 2012 and began the full launch in late January 2013 to the majority of U.S. rheumatologists and key primary care physicians. LODOTRA is currently marketed outside the U.S. by the Company’s distribution partner, Mundipharma International Corporation Limited (“Mundipharma”).

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

The accompanying unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. As of June 30, 2013, the Company had cash and cash equivalents totaling $69,340. The Company believes that it has sufficient liquidity and capital resources to operate into the third quarter of 2014 and potentially beyond based on the Company’s current expectations of continued revenue growth. However, the Company is highly dependent in the near term on the commercial success of DUEXIS in the U.S. market, where it was fully launched in January 2012, and the commercial success of RAYOS in the U.S. market, which was fully launched in January 2013. The Company has incurred net operating losses and negative cash flows from operations since its inception. In order to continue its operations, the Company must generate sufficient revenue to meet the trailing twelve month net revenue covenants of its $60,000 senior secured loan facility with a group of institutional lenders (the “Senior Secured Loan”) and achieve profitable operations or it may be required to obtain additional debt or equity financing. There can be no assurance, however, that such financing will be available or on terms acceptable to the Company. While the Company did meet the trailing twelve month net revenue covenants of its Senior Secured Loan as of the quarter ended June 30, 2013, should the Company not meet these quarterly minimum trailing twelve month net revenue covenants in the future, in addition to an increase in the interest rate payable under the loan facility, the lenders would have the right to demand repayment of the obligations under the loan. The Company also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if the Company was unable to meet the minimum quarterly trailing twelve month net revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on the Company’s financial position and results of operations. These uncertainties and lack of commercial operating history raise substantial doubt about the Company’s ability to continue as a going concern.

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

Gains and losses resulting from foreign currency translations are reflected within the Company’s results of operations and have generally not had a material impact on the Company’s operating results. During the three months ended June 30, 2013, the Company recorded a gain from foreign currency translations of $454 compared to a loss from foreign currency translation during the three months ended June 30, 2012 of $1,401. During the six months ended June 30, 2013 and 2012, the Company recorded a loss from foreign currency translation of $451 and $900, respectively. The Company does not currently utilize and has not in the past utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

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

Under the manufacturing and supply agreements with Mundipharma Medical Company (“Mundipharma Medical”), Mundipharma Medical agreed to purchase LODOTRA exclusively from the Company at a price based on a specified percentage of the average net selling price (“ANSP”) for sales in a given country, subject to a minimum price. Mundipharma Medical has a nine-month period from purchase date to request an ANSP adjustment. If the ANSP is lower than the actual purchase price, then Mundipharma Medical would receive a price adjustment. Beginning in 2011, products sold to Mundipharma Medical have been recognized upon delivery at the minimum price, as no contractual right of return exists. The difference between the actual selling price and the minimum price is recorded as deferred revenue until such time as adjustments for product returns, rebates and discounts can be reliably estimated or the nine-month ANSP adjustment period passes, at which time any previously deferred revenue would be recognized as revenue. As of June 30, 2013 and December 31, 2012, deferred revenues related to the sale of LODOTRA were $887 and $1,939, respectively. Additionally, as of June 30, 2013 and December 31, 2012, deferred revenues related to milestone and upfront payments received under existing agreements were $8,324 and $8,175, respectively.

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

DUEXIS/RAYOS Product Sales Discounts and Allowances

Prior to the fourth quarter of 2012, the Company recorded DUEXIS sales to wholesale pharmaceutical distributors and retail chains as deferred revenue. Allowances for product returns, rebates and discounts were also deferred at the time of sale to wholesale pharmaceutical distributors and national and regional retail chains. These deferred expenses were recognized to arrive at net product sales at the time revenue was recognized. Beginning in the fourth quarter of 2012, the Company began recognizing revenue at the point of sale to its wholesale pharmaceutical distributors and retail chains, and the allowances for product returns, rebates and allowances were also recognized at the point of sale. The Company is required to make significant judgments and estimates in determining some of these allowances. If actual results differ from its estimates, the Company will be required to make adjustments to these allowances in the future.

Prompt Pay Discounts

As an incentive for prompt payment, the Company offers a 2% cash discount to customers. The Company expects that all customers will comply with the contractual terms to earn the discount. The Company records the discount as an allowance against accounts receivable and a reduction of revenue.

Product Launch Discounts

The Company has offered additional discounts to wholesale distributors for product purchased at the time of product launch. The Company recorded these discounts as an allowance against accounts receivable and a reduction of revenue when orders were placed.

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

Cost of Goods Sold

As a result of the commercial launch of DUEXIS in the U.S. in December 2011, and RAYOS in December 2012, the Company also began to recognize cost of goods sold in connection with its sale of DUEXIS and RAYOS. The Company accrues fees based on the contractually defined terms with each wholesaler for distribution and inventory management services and records the expense as cost of goods sold. Cost of goods sold of DUEXIS includes all costs directly related to the acquisition of product from the Company’s third party manufacturers, including freight charges as well as costs of distribution. Also included in cost of goods sold are distribution service fees paid to wholesalers.

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

Inventories

Inventories are stated at the lower of cost or market value. Inventories consist of raw materials, work-in-process and finished goods. The Company has entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs. As of June 30, 2013 and December 31, 2012, the Company had inventories of $5,787 and $5,245, respectively.

Inventories exclude product sample inventory, which is included in other current assets and is expensed as a component of sales and marketing expense when provided to physicians or healthcare providers. As of June 30, 2013 and December 31, 2012, the Company had product sample inventory of $753 and $875, respectively.

Preclinical Studies and Clinical Trial Accruals

The Company’s preclinical studies and clinical trials have historically been conducted by third-party contract research organizations and other vendors. Preclinical study and clinical trial expenses are based on the services received from these contract research organizations and vendors. Payments depend on factors such as the milestones accomplished, successful enrollment of certain numbers of patients and site initiation. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual accordingly. To date, the Company has had no significant adjustments to accrued clinical expenses.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The estimated fair value of the Senior Secured Loan was determined using Level 2 inputs and was based on the notional amounts of the outstanding debt instrument and borrowing rates of recent debt transactions. At June 30, 2013, the fair value of the Senior Secured Loan approximated its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash balances and money market funds. Cash and cash equivalents were $69,340 and $104,087 as of June 30, 2013 and December 31, 2012, respectively. The Company’s policy is to invest excess cash in money market funds, which are generally of a short-term duration based upon operating requirements.

Restricted Cash

Restricted cash consists of balances included in interest-bearing money market accounts required by a vendor for the Company’s sponsored employee credit card program and by the lessor for the Company’s corporate office. As of June 30, 2013 and December 31, 2012, the Company had restricted cash in the amount of $800.

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

Sales and Marketing Expenses

Sales and marketing expenses consist principally of payroll of sales representatives and marketing and support staff, travel and other personnel-related expenses, marketing materials and distributed sample inventories. With the full commercial launch of RAYOS in the U.S. in late January 2013, the Company determined that costs related to medical affairs, which consist of expenses related to scientific publications, health outcomes, biostatistics, medical education and information, and medical communications, should be charged to sales and marketing expenses as incurred in accordance with GAAP. Prior to the full commercial launch of RAYOS in late January 2013, these medical affairs expenses were classified as part of research and development expenses.

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

The Company is required to maintain compliance with applicable Swiss laws with respect to its Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. The Company reviews on a regular basis whether its Swiss subsidiary is overindebted. As of June 30, 2013 and December 31, 2012, the Company’s Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. The Company will continue to monitor and review steps to address any overindebtedness, until such time as its Swiss subsidiary generates positive income at a statutory level, which could require the Company to have cash at its Swiss subsidiary in excess of its near term operating needs and could affect the Company’s ability to have sufficient cash at its U.S. subsidiary to meet its near term operating needs.

Historically, the Company’s accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. The Company’s top three customers, Mundipharma, McKesson Corporation and Cardinal Health, Inc., accounted for approximately 78% and 83% of total consolidated gross sales during the six months ended June 30, 2013 and for the year ended December 31, 2012, respectively. In addition, three customers, Cardinal Health, Inc., Walgreen Company and McKesson Corporation, accounted for approximately 83% and 77% of the Company’s total outstanding accounts receivable balances as of June 30, 2013 and December 31, 2012, respectively. Historically, the Company has not experienced any losses related to its accounts receivable balances.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) (“OCI”). OCI includes certain changes in stockholders’ equity that are excluded from net income (loss), which consist of foreign currency translation adjustments. In February 2013, the Company adopted on a prospective basis FASB Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. As of June 30, 2013 and December 31, 2012, accumulated other comprehensive loss was $3,767 and $3,372, respectively.

NOTE 3 – EARNINGS PER SHARE

The following table presents basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic and diluted earnings per share calculation:

Net loss	$(18,441)	$(22,782)	$(40,612)	$(46,508)
Weighted average of common shares outstanding	62,872,173	33,715,703	62,339,285	28,909,080

Basic and diluted net loss per share	$(0.29)	$(0.68)	$(0.65)	$(1.61)

The following dilutive securities were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2013 and 2012 due to the anti-dilutive effects resulting from the Company’s net loss for the periods presented:

•

Outstanding stock options to purchase an aggregate of 4,093,024 and 2,545,797 shares of common stock at June 30, 2013 and 2012, respectively, and outstanding and unsettled restricted stock units covering an aggregate of 855,854 and 820,549 shares of common stock at June 30, 2013 and 2012, respectively.

•	Outstanding warrants to purchase an aggregate of 17,480,243 and 7,120,887 shares of common stock at June 30, 2013 and 2012, respectively.

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

The components of inventories as of June 30, 2013 and December 31, 2012, are summarized as follows:

	June 30,	December 31,
	2013	2012
Raw materials	$341	$40
Work-in-process	450	824
Finished goods	4,996	4,381

Net inventories	$5,787	$5,245

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2013 and December 31, 2012, consisted of the following:

	June 30,	December 31,
	2013	2012
Product samples inventory	$753	$875
Prepaid software license fees	804	518
Prepaid clinical trial studies	651	661
Prepaid marketing expenses	518	607
Prepaid insurance	237	265
Prepaid FDA product and manufacturing fees	25	139
Other prepaid expenses	379	227
Other current assets	—	31

Total prepaid and other current assets	$3,367	$3,323

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2013 and December 31, 2012, consisted of the following:

	June 30,	December 31,
	2013	2012
Machinery and equipment	$2,320	$2,248
Furniture and fixtures	112	116
Computer equipment	1,376	1,211
Software	694	646
Trade show equipment	228	228
Leasehold improvement	783	783

	5,513	5,232
Less-accumulated depreciation	(2,013)	(1,507)

Total property and equipment	$3,500	$3,725

Depreciation expense was $300 and $208 for the three months ended June 30, 2013 and 2012, respectively, and was $558 and $392 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangible assets consist of developed technology related to its approved and marketed products: LODOTRA outside the U.S. and RAYOS in the U.S. Developed technology is amortized on a straight-line basis over its estimated useful life of twelve years for both RAYOS and LODOTRA.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. During the second quarter of 2013, the Company did not identify any events or circumstances that would require a review of its intangible assets. As of June 30, 2013 and December 31, 2012, intangible assets consisted of the following:

	June 30, 2013			December 31, 2012
	Cost	Accumulated	Net Book	Cost	Accumulated	Net Book
	Basis	Amortization	Value	Basis	Amortization	Value
Developed technology(1)	$78,700	$(14,156)	$64,544	$79,940	$(11,048)	$68,892

(1)	The Company’s developed technology relates to intangible assets of its Horizon Pharma AG subsidiary, whose functional currency is the Euro. The cost basis and accumulated amortization as of June 30, 2013 and December 31, 2012 include the effects of currency translation adjustments associated with the translation into U.S. dollars of these assets based on the exchange rates prevailing at the end of each period.

Amortization expense was $1,641 and $856 for the three months ended June 30, 2013 and 2012, respectively, and was $3,297 and $1,748 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, estimated future amortization expense was as follows:

2013	$3,310
2014	6,619
2015	6,619
2016	6,619
2017 and thereafter	41,377

Total	$64,544

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2013 and December 31, 2012, consisted of the following:

	June 30, 2013	December 31, 2012
Payroll related expenses	$6,774	$6,290
Accrued rebates and royalties	6,904	2,704
Interest expense	2,525	2,538
Co-promotion agreement	1,131	226
Sales and marketing expenses	1,089	1,265
Deferred rent	801	876
Consulting and professional services	365	627
Clinical and regulatory expenses	268	652
Contract manufacturing expenses	120	1,094
Accrued other	539	512

Total accrued liabilities	$20,516	$16,784

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

Assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at June 30, 2013 and December 31, 2012, were as follows:

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$60,849	$—	$—	$60,849

Total assets at fair value	$60,849	$—	$—	$60,849

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$97,670		$—	$97,670

Total assets at fair value	$97,670	$—	$—	$97,670

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

In September 2011, the Company entered into an office lease agreement for approximately 22,000 square feet of office space in Deerfield, Illinois, which was effective August 31, 2011. The initial term of the lease commenced on December 1, 2011, and expires on June 30, 2018. The minimum net rent was initially approximately $30 per month during the first year and increases each year during the initial term, up to approximately $35 per month after the sixth year. The Company has the option to extend the lease for an additional five-year term, which would commence upon the expiration of the initial term. In August 2012, the Company entered into an additional lease agreement to expand the office space available to it by an additional 4,900 square feet in the same Deerfield, Illinois facility as its existing office space. The lease term coincides with its original lease in this facility and runs through June 30, 2018. The initial rent on the additional lease is $7 per month and will increase up to a maximum of $8 per month after the sixth year.

The Company also leases its offices in Reinach, Switzerland and in Mannheim, Germany. The Reinach office lease rate is $7 (6 CHF) per month, expiring on May 31, 2015. The Mannheim office lease rate is approximately $6 (5 Euros) per month, expiring on December 31, 2014.

Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”). Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The Company committed to a minimum purchase of RAYOS/LODOTRA tablets from Jagotec for five years from the date of first launch of RAYOS/LODOTRA in a major country, as defined in the agreement, which was in April 2009. At June 30, 2013, the minimum remaining purchase commitment based on tablet pricing in effect under the agreement was $3,378. The agreement automatically renews on a yearly basis until either party provides two years advance written notice of termination. In April 2013, the agreement automatically renewed and the earliest the current agreement can expire according to this advance notice procedure is April 15, 2016.

In May 2011, the Company entered into a manufacturing and supply agreement with sanofi-aventis U.S. Pursuant to the agreement, sanofi-aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from sanofi-aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union member states and Scandinavia. At June 30, 2013, the Company had a $9,700 blanket purchase commitment to sanofi-aventis U.S. for DUEXIS to be delivered through December 2013, of which $3,260 represented a binding purchase order issued from the Company to sanofi-aventis U.S. for DUEXIS to be delivered in the third quarter of 2013.

Royalty Agreement

In connection with the August 2004 development and license agreement with SkyePharma AG (“SkyePharma”) and Jagotec, a wholly-owned subsidiary of SkyePharma, regarding certain proprietary technology and know-how owned by SkyePharma, Jagotec is entitled to receive a single digit percentage royalty on net sales of RAYOS/LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the net sales of LODOTRA, such as license fees, and lump sum and milestone payments. Royalty expense recognized in cost of goods sold for the three months ended June 30, 2013 and 2012 was $161 and $98, respectively, and for the six months ended June 30, 2013 and 2012 was $330 and $259, respectively.

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

NOTE 11 – LEGAL PROCEEDINGS

On February 15, 2012, the Company received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc. (“Par”) advising that Par had filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. Par has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. In March 2012, the Company filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Par and Par Pharmaceutical Companies, Inc. for filing an ANDA against DUEXIS and seeking an injunction to prevent the approval of Par’s ANDA and/or preventing Par from selling a generic version of DUEXIS. In January 2013, the Company filed a second suit against Par in the United States District Court for the District of Delaware claiming patent infringement of additional patents that have been issued for DUEXIS and seeking an injunction to prevent the approval of Par’s ANDA and/or preventing Par from selling a generic version of DUEXIS. A patent claim construction hearing is scheduled for August 21, 2013, and a trial date is currently set for the second quarter of 2014. All of the Company’s issued U.S. patents covering DUEXIS are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Under the FDA’s rules and regulations, because the Company initiated a patent infringement suit to defend a patent identified in the Paragraph IV notice within 45 days after the FDA’s receipt of the notice, the FDA is prevented from approving the ANDA until the earlier of 30 months from the date of the first suit or a decision in the infringement case that the patent is not infringed or invalid.

On March 13, 2013, the Company received purported Notice Letters that a Paragraph IV Patent Certification had been filed by Alvogen Pine Brook, Inc. (“Alvogen”), advising that Alvogen had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. In the Notice Letters, Alvogen noted that as of March 13, 2013, the FDA had not accepted the ANDA for review. Alvogen has agreed that their Notice Letters do not constitute Notice as described in 21 U.S.C. 355(j)(2)(B). On July 15, 2013, the Company received a Paragraph IV Patent Certification from Watson Laboratories, Inc.—Florida (“WLF”), advising that WLF had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. WLF has not advised the Company as to the timing or status of the FDA’s review of its filing. The Company is evaluating the Paragraph IV Patent Certifications and intends to vigorously enforce its intellectual property rights relating to RAYOS. All of the issued U.S. patents covering RAYOS are listed in the FDA’s Orange Book. Under the FDA’s rules and regulations, if the Company initiates a patent infringement suit to defend the patents identified in a Paragraph IV notice within 45 days after the FDA’s receipt of a proper notice under 21 U.S.C. 355(j)(2)(B), the FDA would be prevented from approving the ANDA until the earlier of 30 months from the date of the suit or a decision in the infringement case that each of the patents is not infringed or invalid.

NOTE 12 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2013 and December 31, 2012, consisted of the following:

	June 30,	December 31,
	2013	2012
Senior Secured Loan	$59,420	$61,843
Current debt maturities	(15,913)	(11,935)
Debt discount	(11,569)	(13,042)

Long-term debt, net of current maturities	$31,938	$36,866

In February 2012, the Company entered into the $60,000 Senior Secured Loan with a group of institutional lenders. Under the terms of the Senior Secured Loan, the outstanding principal accrues interest until maturity in January 2017 at a rate of 17% per annum, payable quarterly unless repaid earlier. The Senior Secured Loan allows the Company to pay the full 17% interest when due or pay 12% interest in cash and the remaining 5% interest in the form of incremental debt (i.e., payment in kind borrowings). Beginning in April 2013, and each quarter thereafter, the lenders have the option to require the Company to repay $3,978 of the loan principal. The Company may also prepay the loan at any time, subject to certain prepayment premiums. In March 2013, two of the lenders notified the Company of their election to request a partial repayment of the loan principal, effective on the April 1, 2013 interest payment date and each quarter thereafter. Accordingly, on April 1, 2013, the Company made a payment of $5,836, which consisted of $3,978 in principal and $1,858 in interest.

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

The Senior Secured Loan restricts the Company’s ability to incur additional indebtedness, incur liens, pay dividends and engage in significant business transactions, such as a change of control, so long as the Company owes any amounts to the lenders under the related loan agreements. If the Company defaults under its Senior Secured Loan, its lenders may accelerate all of its repayment obligations and take control of the pledged assets. The Company’s lenders could declare the Company in default under its debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect upon it as defined under the loan agreements, thereby requiring the Company to repay the loan immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Among other loan covenant requirements, the Senior Secured Loan also requires the Company to maintain a minimum level of liquidity of at least $10,000 at all times during the term of the loan unless its quarterly consolidated EBITDA is at least $6,000 and to meet specified minimum net revenues during a trailing twelve-month period, which commenced on June 30, 2012. The negative covenants include, among other things, restrictions on transferring or licensing the Company’s assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on the Company’s assets, in each case subject to customary exceptions. During 2012, the Company elected to pay the 12% interest in cash, and the remaining 5% interest due of $1,842 was added to the principal loan balance as a payment in kind borrowing. During the first and second quarter of 2013, the Company elected to pay the 12% interest in cash, and the remaining 5% interest due of $782 and $774, respectively, was added to the principal loan balance as a payment in kind borrowing.

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

In lieu of paying a cash fee in consideration for entering into the Senior Secured Loan Amendment, the Company agreed to issue an aggregate of 1,250,000 shares of the Company’s common stock to the lenders. The fair value of the common stock issued in connection with the Senior Secured Loan Amendment was $5,075 and was classified as debt discount in the Company’s consolidated balance sheets and is being amortized to interest expense over the remaining life of the Senior Secured Loan. At June 30, 2013, the outstanding balance on the Senior Secured Loan was $59,420 and the Company was in compliance with all applicable financial loan covenants.

NOTE 13 – STOCKHOLDERS’ EQUITY

In August 2012, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may sell its common stock through Cowen in at-the-market (“ATM”) offerings. Subject to the terms and conditions of the sales agreement, Cowen may sell the shares by methods deemed to be an ATM offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, including sales made through The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. On March 25, 2013, the Company requested Cowen to begin making sales under the sales agreement and provided Cowen both daily volume and minimum price restrictions under which Cowen could sell the Company’s common stock. During the second quarter of 2013, Cowen sold 1,266,161 shares of the Company’s common stock for gross proceeds of $3,177 and net proceeds of $3,039, after deducting $138 in commissions and other issuance costs. As of June 30, 2013, $24,213 worth of the Company’s common stock was available for future issuance under the ATM sales agreement, after giving effect to the limited amount of securities registered under the Company’s shelf registration statement associated with the ATM sales agreement.

NOTE 14 – CO-PROMOTION AGREEMENT

In June 2012, the Company entered into a co-promotion agreement with Mallinckrodt (the “Mallinckrodt Agreement”), pursuant to which the Company engaged Mallinckrodt on a non-exclusive basis to promote DUEXIS in the United States, excluding Puerto Rico and any other territories or possessions. Under the terms of the Mallinckrodt Agreement, Mallinckrodt agreed to use commercially reasonable efforts to promote DUEXIS to an agreed list of physician promotion targets. Mallinckrodt was required to achieve minimum levels of prescriptions from targeted physicians on a quarterly basis during the term of the agreement, and the Company agreed not to grant to any third party the right to co-promote DUEXIS to those targeted physicians in the agreed upon territory during the term, other than an existing third party agreement that has since been terminated. Under the terms of the Mallinckrodt Agreement, the Company was responsible for the manufacture, supply and distribution of DUEXIS.

Each party could terminate the agreement early upon certain failures to achieve minimum levels of prescriptions for a specified period of time. On June 1, 2013, the Company provided written notice to Mallinckrodt of termination of the Mallinckrodt Agreement, effective 30 days after the date of such notice. The Mallinckrodt Agreement was terminated as a result of Mallinckrodt not achieving minimum levels of prescriptions from targeted physicians for two consecutive quarters during the period prior to September 30, 2013.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with a former director of Horizon Pharma USA, Inc. and Horizon Pharma AG has entered into a consulting agreement with a former owner and majority shareholder of Nitec. Consulting fees paid to related parties during the three months ended June 30, 2013 and 2012 were $196 and $179, respectively, and were $393 and $367 for the six months ended June 30, 2013 and 2012, respectively.

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

The following table presents the benefit for income taxes for the three and six months ended June 30, 2013 and 2012, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss before benefit for income taxes	$(18,792)	$(22,941)	$(41,844)	$(46,831)
Benefit for income taxes	(351)	(159)	(1,232)	(323)

Net loss	$(18,441)	$(22,782)	$(40,612)	$(46,508)

At June 30, 2013, the Company had a net deferred tax liability of $3,148 primarily related to temporary differences associated with its intangible assets. The increase in income tax benefit recorded during the three months ended June 30, 2013 was primarily associated with a reduction in the Company’s deferred tax liability resulting from higher intangible amortization expense in the current period. The increase in amortization expense was associated with the FDA approval of RAYOS in July 2012, which required the Company to begin amortization, and the balance sheet reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset. During the six months ended June 30, 2013, the increase in income tax benefit was primarily due to a reduction in the Company’s deferred tax valuation allowance resulting from a determination during the first quarter of 2013 that a portion of deferred tax assets associated with the Company’s deferred revenues from milestone payments would be realized in future years.

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

On December 15, 2011, pursuant to the terms of the 2011 Purchase Plan, the Company’s Board of Directors approved for issuance 100,000 shares under the ESPP, effective January 1, 2012. On December 6, 2012, the Company’s Board of Directors approved for issuance 200,000 shares under the ESPP, effective January 1, 2013. As of June 30, 2013, 201,381 shares have been issued and an aggregate of 544,199 shares of common stock were authorized and available for issuance under the ESPP.

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

In July 2010, the Company’s Board of Directors adopted the 2011 Plan and in June 2011, the Company’s stockholders approved the 2011 Plan, and it became effective upon the signing of the underwriting agreement related to the Company’s initial public offering on July 28, 2011. The 2011 Plan had an initial reserve of 3,366,228 shares of common stock, including 460,842 shares of common stock previously reserved for future issuance under the 2005 Plan, 1,304,713 shares of common stock reserved for future issuance upon the exercise of options outstanding under the 2005 Plan as of the 2011 Plan’s effective date and 1,600,673 new shares of common stock reserved. The 2011 Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance each year on January 1, until 2021. The number of shares added each year will be equal to the least of: (a) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (b) 1,474,304 shares of common stock; or (c) a number of shares of common stock that may be determined each year by the Company’s Board of Directors that is less than (a) and (b). On December 6, 2012, pursuant to the terms of the 2011 Plan, the Company’s board of directors approved an increase in the number of shares available for issuance under the 2011 Plan of 1,474,304 shares, effective January 1, 2013. As of June 30, 2013, there were 256,912 shares available for future grants under the 2011 Plan.

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

Stock Option Plans

The following table summarizes stock option activity during the six months ended June 30, 2013 as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding as of December 31, 2012	2,746,918	$8.85
Granted	1,631,825	$2.38
Forfeited	(285,719)	$4.07

Outstanding as of June 30, 2013	4,093,024	$6.61

Exercisable as of June 30, 2013	1,675,477	$10.78

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the six months ended June 30, 2013 and 2012, and assumptions used to value stock options, are as follows:

	Six Months Ended June 30,
	2013	2012
Dividend yield	—	—
Risk-free interest rate	1.0%	1.0%
Weighted average volatility	88.1%	89.7%
Expected life (in years)	6.0	5.95
Weighted average grant date fair value per share of options granted	$1.73	$3.12

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

During the six months ended June 30, 2013 and 2012, the Company utilized a forfeiture rate of 5% for estimating the forfeitures of stock options granted.

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June 30, 2013 as follows:

		Weighted Average
		Grant-Date Fair
	Number of Units	Value Per Units

Outstanding as of December 31, 2012	232,158	$4.92
Granted	698,000	$1.77
Vested	(2,500)	$0.00
Forfeited	(71,804)	$2.36

Outstanding as of June 30, 2013	855,854	$2.57

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012 as follows:

	Six Months Ended June 30,
	2013	2012
Stock-based compensation expense:
Research and development	$474	$608
Sales and marketing	660	523
General and administrative	966	1,359

Net effect of stock-based compensation expense on net loss	$2,100	$2,490

The Company estimates that, as of June 30, 2013, pre-tax compensation expense was $7,966 for all unvested share-based awards, including both stock options and restricted stock units that will be recognized through the third quarter of 2016. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of its common stock which have been reserved under the 2011 Plan.

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

On April 23, 2011, the U.S. Food and Drug Administration, or FDA, approved DUEXIS, a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis, or RA, and osteoarthritis and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. Between July and November 2011, we hired our initial commercial organization, including approximately 80 sales representatives, completed sales force training and began detailing DUEXIS to physicians in December 2011. In June 2012, we licensed DUEXIS rights in Latin America to Grünenthal S.A., a private company focused on the promotion of pain products. In the third quarter of 2012, we expanded our sales force to approximately 150 representatives and recently further expanded our sales force to approximately 170 representatives following the termination of our co-promotion agreement with Mallinckrodt LLC, or Mallinckrodt, in June 2013. In March 2013, we announced that the United Kingdom, or UK, Medicines and Healthcare products Regulatory Agency granted a National Marketing Authorization for DUEXIS in the UK. We will seek to license rights to DUEXIS in Europe to a commercial partner or partners. Given the current state of the market in Europe for pain products and the revenue being generated there by existing branded non-steroidal anti-inflammatory drugs, we do not expect a material level of sales from DUEXIS in European markets.

Our second approved product in the U.S., RAYOS, known as LODOTRA outside the U.S., is a proprietary delayed-release formulation of low-dose prednisone that is currently marketed outside the U.S. by our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, for the treatment of moderate to severe, active RA in adults, particularly when accompanied by morning stiffness. On July 26, 2012, the FDA approved RAYOS for the treatment of RA, polymyalgia rheumatica, or PMR, psoriatic arthritis, ankylosing spondylitis, asthma and chronic obstructive pulmonary disease and a number of other conditions. We plan to focus our promotion of RAYOS in the U.S. on rheumatology indications, including RA and PMR. We began detailing RAYOS to a subset of rheumatologists in December 2012 and began the full launch in late January 2013 to the majority of U.S. rheumatologists and key primary care physicians.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2013 and 2012

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

	Three Months Ended June 30,		Increase /
	2013	2012	(Decrease)
Gross sales	$17,637	$4,608	$13,029
Sales discounts and allowances	(5,383)	(767)	4,616

Net sales	12,254	3,841	8,413
Cost of good sold	3,517	2,855	662

Gross profit	8,737	986	7,751

Operating expenses
Research and development	2,833	4,233	(1,400)
Sales and marketing	16,526	10,543	5,983
General and administrative	5,182	4,555	627

Total operating expenses	24,541	19,331	5,210

Operating loss	(15,804)	(18,345)	(2,541)

Other (expense) income
Interest expense, net	(3,442)	(3,191)	251
Foreign exchange gain (loss)	454	(1,401)	(1,855)
Other expense	—	(4)	(4)

Total other expense, net	(2,988)	(4,596)	(1,608)

Loss before benefit for income taxes	(18,792)	(22,941)	(4,149)
Benefit for income taxes	(351)	(159)	192

Net loss	$(18,441)	$(22,782)	$(4,341)

Sales. During the three months ended June 30, 2013, gross and net sales were $17,637 and $12,254, respectively, compared to $4,608 and $3,841 in gross and net sales, respectively, during the three months ended June 30, 2012. DUEXIS gross and net sales during the second quarter of 2013 were $15,767 and $10,547, respectively, after deducting trade discounts, sales returns and allowances of $3,636 and co-pay assistance costs of $1,584, and represented 89% of gross sales and 86% of net sales during the quarter, compared to gross and net sales of $2,073 and $1,564, respectively, during the second quarter of 2012. The increase in DUEXIS sales during the second quarter of 2013 was primarily the result of our expanded sales force in addition to a product price increase implemented at the end of the first quarter of 2013. LODOTRA gross and net sales during the second quarter of 2013 were $1,175 and $1,156, respectively, after deducting trade allowances of $19, compared to gross and net sales of $2,535 and $2,277, respectively, during the second quarter of 2012. The decrease in LODOTRA sales during the three months ended June 30, 2013 compared to the same period in the prior year was the result of lower product shipments to our European distribution partner, Mundipharma. LODOTRA sales to Mundipharma occur at the time we ship product to Mundipharma based on its estimated requirements. Accordingly, our LODOTRA sales are not linear or tied to Mundipharma sales to the market and can therefore fluctuate from quarter to quarter. RAYOS gross and net sales were $695 and $551, respectively, during the second quarter of 2013 after deducting trade discounts and allowances of $86 and co-pay costs of $58 compared to no RAYOS sales during the second quarter of 2012 as the product was launched in late 2012.

Cost of Goods Sold. Cost of goods sold increased $662, from $2,855 during the three months ended June 30, 2012, to $3,517 during the three months ended June 30, 2013. The increase in cost of goods sold was primarily due to an increase in DUEXIS product shipments and higher intangible amortization expense in the second quarter of 2013, offset by lower cost of goods sold associated with LODOTRA as we primarily recognized LODOTRA deferred revenues in the second quarter of 2013, which has negligible cost of goods sold associated with it, versus revenue and cost of goods associated with LODOTRA product deliveries in the second quarter of 2012. The increase in intangible amortization expense was primarily the result of the FDA approval of RAYOS in July 2012, which required us to begin amortization and the balance sheet reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset. For the three months ended June 30, 2013, intangible amortization expense accounted for 47% of total cost of goods sold.

Research and Development Expenses. Research and development expenses decreased $1,400, from $4,233 during the three months ended June 30, 2012, to $2,833 during the three months ended June 30, 2013. The decrease in research and development expenses during the second quarter of 2013 was primarily associated with the classification of $1,223 in medical affairs expenses to sales and marketing expenses and a $266 reduction in regulatory submission fees, which was partially offset by a $93 increase in equipment expenses. During the first quarter of 2013, in connection with the full commercial launch of RAYOS, we began to classify our medical affairs expenses, which consist of expenses related to scientific publications, health outcomes, biostatistics, medical education and information, and medical communications as sales and marketing expenses. Prior to the full commercial launch of RAYOS in late January 2013, these medical affairs expenses were classified as part of research and development expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased $5,983, from $10,543 during the three months ended June 30, 2012, to $16,526 during the three months ended June 30, 2013. The increase was primarily attributable to an increase of $4,547 in salaries and benefits expenses due to the increase in staffing of our field sales force, the new classification of $1,223 of medical affairs expenses to sales and marketing expenses and a $248 increase in marketing and commercialization expenses.

General and Administrative Expenses. General and administrative expenses increased $627, from $4,555 during the three months ended June 30, 2012, to $5,182 during the three months ended June 30, 2013. The increase was primarily attributable to a $682 increase in salaries and benefits expense associated with new employees and $186 in higher facilities costs, which were partially offset by a reduction in consulting expenses of $231.

Interest Expense, Net. Interest expense, net increased $251, from $3,191 during the three months ended June 30, 2012, to $3,442 during the three months ended June 30, 2013. The increase in interest expense was primarily attributable to higher debt discount expenses associated with the September 2012 amendment of our $60,000 senior secured loan facility with a group of institutional investors, or Senior Secured Loan, entered into in February 2012.

Foreign Exchange Gain/(Loss). During the three months ended June 30, 2013, we reported a foreign exchange gain of $454 compared to a foreign exchange loss of $1,401 during the three months ended June 30, 2012. The foreign exchange gain in the second quarter of 2013 was primarily due to a reduction in U.S. dollar denominated transactions for our Swiss subsidiary, Horizon Pharma AG, whose functional currency is the Euro, in addition to a strengthening of the Euro against the U.S. dollar during the three months ended June 30, 2013.

Income Tax Benefit. Income tax benefit increased $192, from $159 during the three months ended June 30, 2012, to $351 during the three months ended June 30, 2013. The increase in income tax benefit during the second quarter of 2013 was primarily due to a reduction in our deferred tax liability resulting from higher intangible amortization expense in the current period. The increase in amortization expense was associated with the FDA approval of RAYOS in July 2012, which required us to begin amortization and the balance sheet reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset.

Net Loss. Net loss decreased from $22,782 during the three months ended June 30, 2012, to $18,441 during the three months ended June 30, 2013, primarily as a result of the increase in sales and related gross margins, partially offset by an increase in expenses as described above.

Comparison of Six Months Ended June 30, 2013 and 2012

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

	Six Months Ended June 30,		Increase /
	2013	2012	(Decrease)
Gross sales	$28,335	$7,516	$20,819
Sales discounts and allowances	(6,910)	(1,152)	5,758

Net sales	21,425	6,364	15,061
Cost of good sold	7,764	4,922	2,842

Gross profit	13,661	1,442	12,219

Operating expenses
Research and development	5,031	8,302	(3,271)
Sales and marketing	32,854	21,515	11,339
General and administrative	10,124	9,758	366

Total operating expenses	48,009	39,575	8,434

Operating loss	(34,348)	(38,133)	(3,785)

Other (expense) income
Interest expense, net	(7,045)	(7,742)	(697)
Foreign exchange loss	(451)	(900)	(449)
Other expense	—	(56)	(56)

Total other expense, net	(7,496)	(8,698)	(1,202)

Loss before benefit for income taxes	(41,844)	(46,831)	(4,987)
Benefit for income taxes	(1,232)	(323)	909

Net loss	$(40,612)	$(46,508)	$(5,896)

Sales. During the six months ended June 30, 2013, gross and net sales were $28,335 and $21,425, respectively, compared to $7,516 and $6,364 in gross and net sales, respectively, during the six months ended June 30, 2012. DUEXIS gross and net sales during the six months ended June 30, 2013 were $22,493 and $15,891, respectively, after deducting trade discounts and allowances of $4,185 and co-pay assistance costs of $2,417, and represented 79% of gross sales and 74% of net sales, compared to gross and net sales of $3,211 and $2,502, respectively, during the six months ended June 30, 2012. The increase in DUEXIS sales during the first six months of 2013 was primarily the result of our expanded sales force in addition to a product price increase implemented at the end of the first quarter of 2013. LODOTRA gross and net sales during the six months ended June 30, 2013 were $4,729 and $4,608, respectively, after deducting trade discounts and allowances of $121, compared to gross and net sales of $4,305 and $3,862, respectively, during the six months ended June 30, 2012. The increase in LODOTRA sales during the six months ended June 30, 2013 compared to the same period in the prior year was primarily the result of an increase in the recognition of deferred revenues in the current year offset by lower product shipments to our European distribution partner, Mundipharma. LODOTRA sales to Mundipharma occur at the time we ship product to Mundipharma based on its estimated requirements. Accordingly, our LODOTRA sales are not linear or tied to Mundipharma sales to the market and can therefore fluctuate from year to year. RAYOS gross sales were $1,113 and, after deducting trade discounts and allowances of $129 and co-pay costs of $58, net sales were $926 during the six months ended June 30, 2013, compared to no sales during the six months ended June 30, 2012 as the product was launched in late 2012.

Cost of Goods Sold. Cost of goods sold increased $2,842, from $4,922 during the six months ended June 30, 2012, to $7,764 during the six months ended June 30, 2013. The increase in cost of goods sold was primarily due to an increase in DUEXIS product shipments and higher intangible amortization expense during the six months ended June 30, 2013, offset by lower cost of goods sold associated with LODOTRA during the six months ended June 30, 2013, as we recognized more LODOTRA deferred revenues, which has a negligible cost of goods associated with it, than we did during the six months ended June 30, 2012. The increase in intangible amortization expense was primarily the result of the FDA approval of RAYOS in July

2012, which required us to begin amortization and the balance sheet reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset. For the six months ended June 30, 2013, intangible amortization expense accounted for 42% of total cost of goods sold.

Research and Development Expenses. Research and development expenses decreased $3,271, from $8,302 during the six months ended June 30, 2012, to $5,031 during the six months ended June 30, 2013. The decrease in research and development expenses during the six months ended June 30, 2013 was primarily associated with the classification of $2,598 in medical affairs expenses to sales and marketing expenses, a $491 reduction in expenses associated with DUEXIS clinical studies and a $452 decrease in consulting expenses, which was partially offset by a $187 increase in equipment expenses and $96 in additional salaries and benefits costs. During the first quarter of 2013, in connection with the full commercial launch of RAYOS, we began to classify our medical affairs expenses, which consist of expenses related to scientific publications, health outcomes, biostatistics, medical education and information, and medical communications as sales and marketing expenses. Prior to the full commercial launch of RAYOS in late January 2013, these medical affairs expenses were classified as part of research and development expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased $11,339, from $21,515 during the six months ended June 30, 2012, to $32,854 during the six months ended June 30, 2013. The increase was primarily attributable to an increase of $8,775 in salaries and benefits expenses due to the expansion of our field sales force and the classification of $2,598 of medical affairs expenses to sales and marketing expenses during the six months ended June 30, 2013.

General and Administrative Expenses. General and administrative expenses increased $366, from $9,758 during the six months ended June 30, 2012, to $10,124 during the six months ended June 30, 2013. The increases was primarily due to $535 in higher salaries and benefits expenses associated with new employees, $404 increase in facilities costs and $208 in higher legal fees associated with intellectual property related matters, which was primarily offset by a $740 reduction in professional fees compared to the prior year.

Interest Expense, Net. Interest expense, net decreased $697, from $7,742 during the six months ended June 30, 2012, to $7,045 during the six months ended June 30, 2013. The decrease in interest expense was primarily attributable to the absence of debt extinguishment costs in 2013, partially offset by higher debt discount expenses. During the six months ended June 30, 2012, we incurred approximately $2,500 in pre-payment and end of loan payments associated with the extinguishment of our prior debt facilities.

Foreign Exchange Loss. During the six months ended June 30, 2013 and 2012, we a reported foreign exchange loss of $451 and $900, respectively. The decrease in the foreign exchange loss during the six months ended June 30, 2013 was primarily due to a reduction in U.S. dollar denominated transactions for our Swiss subsidiary, Horizon Pharma AG, whose functional currency is the Euro, in addition to a strengthening of the Euro against the U.S. dollar in 2013.

Income Tax Benefit. Income tax benefit increased $909, from $323 during the six months ended June 30, 2012, to $1,232 during the six months ended June 30, 2013. The increase in income tax benefit during the six months ended June 30, 2013 was primarily due to a reduction in our deferred tax valuation allowance resulting from a determination that a greater portion of deferred tax assets associated with deferred revenues from milestone payments would be realized in future years. Accordingly, we recorded an additional income tax benefit of $831 during the six months ended June 30, 2013 to properly account for the realization of our deferred tax asset positions.

Net Loss. Net loss decreased from $46,508 during the six months ended June 30, 2012, to $40,612 during the six months ended June 30, 2013, primarily as a result of the increase in sales and related gross margins, partially offset by an increase in expenses as described above.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of June 30, 2013, we had an accumulated deficit of $348,723. We anticipate that we will continue to incur net losses for at least the next few years. We expect that our sales and marketing expenses will continue to increase moderately as a result of our commercialization of DUEXIS and RAYOS/LODOTRA. As a result, we will need to generate significant net product sales, and royalty and other revenues to achieve profitability.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes. As of June 30, 2013, we had $69,340 in cash and cash equivalents. In February 2012, we entered into the $60,000 Senior Secured Loan. Under the terms of the Senior Secured Loan, the outstanding principal accrues interest until maturity in January 2017 at a rate of 17% per annum, payable quarterly unless repaid earlier. The Senior Secured Loan allows us to pay the full 17% interest when due or pay 12% interest in cash and the remaining 5% interest in the form of incremental debt. We may prepay the loan at any time, subject to certain prepayment premiums. In connection with the Senior Secured Loan, we also issued warrants to the lenders to purchase up to an aggregate of approximately 3,277,191 shares of our common stock at an exercise price of $0.01 per share. The warrants became exercisable 180 days after issuance and will remain exercisable until the maturity date of the Senior Secured Loan on January 22, 2017, subject to limited exceptions. The Senior Secured Loan is secured by a lien covering substantially all of our assets including intellectual property in addition to a pledge of all of our equity interests in Horizon Pharma USA, Inc. and 65% of our equity interests in Horizon Pharma AG.

The Senior Secured Loan restricts our ability to incur additional indebtedness, incur liens, pay dividends and engage in significant business transactions, such as a change of control, so long as we owe any amounts to the lenders under the related loan agreements. If we default under our Senior Secured Loan, our lenders may accelerate all of our repayment obligations and take control of our pledged assets. Our lenders could declare us in default under our debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect upon us as defined under the loan agreements, thereby requiring us to repay the loans immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Among other loan covenant requirements, the Senior Secured Loan requires us to maintain a minimum level of liquidity of at least $10,000 at all times during the term of the loan unless our quarterly consolidated EBITDA is at least $6,000 and to meet specified minimum net revenues during a trailing 12 month period commencing on June 30, 2012. The negative covenants include, among other things, restrictions on transferring or licensing our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions and creating other liens on our assets, in each case subject to customary exceptions. During 2012, we paid 12% interest in cash and elected to add the remaining 5% interest due of $1,842 to the principal loan balance as payment in kind borrowings. During the six months ended June 30, 2013, we again paid 12% interest in cash and elected to add the remaining 5% interest due of $1,556 to the principal loan balance as payment in kind borrowings.

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

At June 30, 2013, the outstanding balance on the Senior Secured Loan was $59,420 and we were in compliance with all applicable financial covenants under the Senior Secured Loan as amended. The inability to meet the covenants under the loan facility could have an adverse impact on our financial position and results of operations. These uncertainties and lack of commercial operating history raise substantial doubt about our ability to continue as a going concern. Additionally, our ability to comply with the operating and financial covenants under the Senior Secured Loan in future periods will be dependent on several factors including: the continued growth of the arthritis, pain and inflammation markets; acceptance of our products by patients, primary care specialists and other key specialists, including rheumatologists, orthopedic surgeons and pain specialists; the level of sales discounts and allowances we maintain for our products; and potential or perceived advantages or disadvantages of our products over alternative treatments, including cost of treatment and relative convenience and ease of administration. Changes in key markets or our inability to execute our operating plan could result in non-compliance with our operating and financial covenants which may adversely affect our cost of financing or cause an acceleration of our debt obligations.

Beginning in April 2013, and for each quarter thereafter, the lenders have the option to require us to repay $3,978 of the loan principal. In March 2013, two of the lenders notified us of their election to request a partial repayment of the loan principal, effective on the April 1, 2013 interest payment date and for each payment thereafter unless written notice is provided to us. Accordingly, on April 1, 2013, we made a payment of $5,836, which consisted of $3,978 in principal and $1,858 in interest. To the extent that we are required to make on-going quarterly prepayments of principal under the Senior Secured Loan, we may be required to seek additional funding earlier than we otherwise would in order to sustain our operations as well as maintain compliance with our minimum liquidity requirements under the Senior Secured Loan.

In August 2012, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may sell common stock in at-the-market, or ATM, offerings under our registration statement on Form S-3, which became effective on August 9, 2012. Subject to the terms and conditions of the sales agreement, Cowen will use its commercially reasonable efforts to sell on our behalf any shares of common stock requested to be sold by us. Cowen and we each have the right, by giving written notice as specified in the sales agreement, to terminate the sales agreement in each party’s sole discretion at any time. The aggregate compensation payable to Cowen as sales agent will not exceed 3.0% of the gross sales price of the shares sold through it pursuant to the sales agreement. On March 25, 2013, we requested that Cowen begin to make sales under the sales agreement and provided them both daily volume and minimum price restrictions under which they could sell our common stock. During the second quarter of 2013, Cowen sold 1,266,161 shares of our common stock for gross proceeds of $3,177 and net proceeds of $3,039, after deducting $138 in commissions and other issuance costs. As of August 6, 2013, Cowen had sold a cumulative total of 2,448,575 shares of our common stock with gross proceeds to us of $6,238 and we had $21,152 of common stock available for future issuance under the ATM sales agreement, after giving effect to the limited amount of securities registered under our shelf registration statement associated with the ATM sales agreement.

We are required to maintain compliance with applicable Swiss laws with respect to our Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. We review on a regular basis whether our Swiss subsidiary is overindebted. As of June 30, 2013 and December 31, 2012, our Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. We will continue to monitor and review steps to address any overindebtedness until such time as our Swiss subsidiary may generate positive income at a statutory level, which could require us to have cash at our Swiss subsidiary in excess of its near term operating needs and could affect our ability to have sufficient cash at our U.S. subsidiary to meet its near term operating needs.

The following table provides a summary of our cash flows for the six months ended June 30, 2013 and 2012, as follows:

	Six Months Ended June 30,
	2013	2012
Cash and cash equivalents	$69,340	$63,460
Cash (used in) provided by :
Operating activities	(33,668)	(36,647)
Investing activities	(345)	(1,043)
Financing activities	(735)	83,386

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June 30, 2013 and 2012, net cash used in operating activities was $33,668 and $36,647, respectively. The decrease in net cash used in operating activities was primarily attributable to a reduction in our operating losses during the six months ended June 30, 2013, which was partially offset by additional cash used in operating activities related to increases in our working capital requirements.

Investing Cash Flows

During the six months ended June 30, 2013 and 2012, net cash flows used in investing activities was $345 and $1,043, respectively. During 2012, we had capital expenditures related to computer and equipment expenses associated with the initial expansion of our field sales force.

Financing Cash Flows

During the six months ended June 30, 2013, net cash used in financing activities was $735, compared to net cash provided by financing activities of $83,386 during the six months ended June 30, 2012. During the six months ended June 30, 2013, we sold 1,266,161 shares of our common stock through ATM offerings for gross proceeds of $3,177 and net proceeds of $3,039, after deducting $138 in commissions and other issuance costs. Additionally, we repaid $3,978 in principal during the six months ended June 30, 2013 under our Senior Secured Loan. In February 2012, we entered into our $60,000 Senior Secured Loan, net of issuance costs of $4,422. As part of the closing of the Senior Secured Loan, we repaid outstanding principal under our prior outstanding debt facilities totaling $19,730. In March 2012, we received gross proceeds of $50,820 and net proceeds of $47,581, after deducting $3,239 in issuance costs, from the sale of 14,033,829 shares of our common stock and warrants to purchase an aggregate of 3,508,448 shares of our common stock to certain institutional and accredited investors in a private equity placement.

Contractual Obligations

During the three months ended June 30, 2013, there were no material changes outside of the ordinary course of business to our contractual obligations.

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

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. Our top three customers, Mundipharma, McKesson Corporation and Cardinal Health, Inc., accounted for approximately 78% and 83% of total consolidated gross sales during the six months ended June 30, 2013 and for the year ended December 31, 2012, respectively. In addition, three customers, Cardinal Health, Inc., Walgreen Company and McKesson Corporation, accounted for approximately 83% and 77% of our total outstanding accounts receivable balances as of June 30, 2013 and December 31, 2012, respectively. Historically, we have not experienced any losses related to our accounts receivable balances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 15, 2012, we received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc., or Par, advising that Par had filed an Abbreviated New Drug Application, or ANDA, with the FDA for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. Par has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. In March 2012, we filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Par and Par Pharmaceutical Companies, Inc. for filing an ANDA against DUEXIS and seeking an injunction to prevent the approval of Par’s ANDA and/or preventing Par from selling a generic version of DUEXIS. In January 2013, we filed a second suit against Par in the United States District Court for the District of Delaware claiming patent infringement of additional patents that have been issued for DUEXIS and seeking an injunction to prevent the approval of Par’s ANDA and/or preventing Par from selling a generic version of DUEXIS. A patent claim construction hearing is scheduled for August 21, 2013, and a trial date is currently set for the second quarter of 2014. All of our issued U.S. patents covering DUEXIS are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Under the FDA’s rules and regulations, because we initiated a patent infringement suit to defend a patent identified in the Paragraph IV notice within 45 days after the FDA’s receipt of the notice, the FDA is prevented from approving the ANDA until the earlier of 30 months from the date of the first suit or a decision in the infringement case that the patent is not infringed or invalid.

On March 13, 2013, we received purported Notice Letters that a Paragraph IV Patent Certification had been filed by Alvogen Pine Brook, Inc., or Alvogen, advising that Alvogen had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. In the Notice Letters, Alvogen noted that as of March 13, 2013, the FDA had not accepted the ANDA for review. Alvogen has agreed that their Notice Letters do not constitute Notice as described in 21 U.S.C. 355(j)(2)(B). On July 15, 2013, we received a Paragraph IV Patent Certification from Watson Laboratories, Inc. – Florida, or WLF, advising that WLF had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. WLF has not advised us as to the timing or status of the FDA’s review of its filing. We are evaluating the Paragraph IV Patent Certifications and intend to vigorously enforce our intellectual property rights relating to RAYOS. All of the issued U.S. patents covering RAYOS are listed in the FDA’s Orange Book. Under the FDA’s rules and regulations, if we initiate a patent infringement suit to defend the patents identified in a Paragraph IV notice within 45 days after the FDA’s receipt of a proper notice under 21 U.S.C. 355(j)(2)(B), the FDA would be prevented from approving the ANDA until the earlier of 30 months from the date of the suit or a decision in the infringement case that each of the patents is not infringed or invalid.

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

Risks Related to Our Business and Industry

Our ability to generate revenues from our products will be subject to attaining significant market acceptance among physicians, patients and healthcare payers.*

DUEXIS® and RAYOS®/LODOTRA®, and other product candidates that we may develop, acquire, in-license or co-promote, may not attain market acceptance among physicians, patients, healthcare payers or the medical community. In the U.S. market, we began selling DUEXIS in December 2011 and announced in October 2012 that we had completed the expansion of our sales force. We began commercial sales of RAYOS, which was approved by the U.S. Food and Drug Administration, or FDA, in July 2012, to a subset of rheumatologists in the fourth quarter of 2012 with the full launch to the majority of U.S. rheumatologists and key primary care physicians in late January 2013. Outside the U.S., LODOTRA has been sold in a limited number of countries. Sales of DUEXIS and LODOTRA have been limited to date outside the U.S. and sales may not grow to expected levels, in part because, with respect to LODOTRA, we depend on our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, for commercialization outside the U.S. With respect to DUEXIS, we have only received marketing approval in the United Kingdom, or UK, thus far, and even if it is approved in other European countries, we do not expect the opportunity in Europe to be material to our business given the current state of the market in Europe for pain products and the revenue being generated by existing branded non-steroidal anti-inflammatory drugs, or NSAIDs, in Europe. We believe that the degree of market acceptance and our ability to generate revenues from our products will depend on a number of factors, including:

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

Our current business plan is highly dependent upon our ability to successfully execute on our sales and marketing strategy for the commercialization of DUEXIS and RAYOS/LODOTRA. If we are unable to successfully execute on our sales and marketing strategy, we may not be able to generate significant product revenues or execute on our business plan.*

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercial launches of DUEXIS and RAYOS in the U.S. market. We may not be able to successfully commercialize either DUEXIS or RAYOS in the U.S. Prior to our commercial launch of DUEXIS in the U.S. in December 2011, we did not have any experience commercializing pharmaceutical products on our own. LODOTRA was commercially launched in Europe by our exclusive distribution partners Merck Serono and Mundipharma. In order to commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Although we recently expanded our sales force to approximately 170 sales representatives in connection with the termination of the Mallinckrodt co-promotion agreement in June 2013, we currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market these products and any additional products we may acquire, in-license or co-promote will be expensive and time-consuming and could delay any product launch. Nor can we be certain that we will be able to continue to successfully develop this capability. As a result of the evolving role of various constituents in the prescription decision making process, we adjusted the profile of the sales representatives we hire from those with traditional pharmaceutical sales experience to those with successful business to business experience. For example, we have faced challenges due to pharmacists increasingly switching a patient’s intended prescription from DUEXIS to a generic or over the counter brand. We expect that we will face similar challenges for RAYOS. While we believe the new profile of our representatives is better suited for this evolving environment, we cannot be certain that our representatives will be able to successfully protect DUEXIS and RAYOS prescriptions or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel. To the extent we rely on additional third parties to commercialize any approved products, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts. In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization or enter into co-promotion agreements, we would not be able to commercialize our product candidates and execute on our business plan. If we are unable to successfully implement our commercial plans and drive adoption by patients and physicians of any approved products through our sales, marketing and commercialization efforts, or if our partners fail to successfully commercialize our products, then we will not be able to generate sustainable revenues from product sales which will have a material adverse effect on our business and prospects.

We are highly dependent on the success of DUEXIS and RAYOS/LODOTRA, and we may not be able to successfully commercialize these products. Failure to do so may adversely impact our existing debt facility and/or access to capital.*

To date, we have expended significant time, resources and effort on the development of DUEXIS and RAYOS, and a substantial majority of our resources are now focused on the commercialization of DUEXIS in the U.S. and seeking additional marketing approvals for DUEXIS. Our ability to generate significant product revenues and to achieve commercial success in the near term will initially depend almost entirely on our ability to successfully commercialize DUEXIS and RAYOS in the U.S. DUEXIS has been approved for marketing in the UK but is not yet approved in any other countries in Europe and therefore, unless we obtain regulatory approval in other countries, DUEXIS may not be commercialized to any significant extent outside of the U.S. Even if DUEXIS is approved in other European countries, we do not expect the opportunity in Europe to be material to our business given the current state of the market in Europe for pain products and the revenue being generated by existing branded NSAIDs in Europe. Our initial strategy for RAYOS is to solely focus on the rheumatology indications approved for RAYOS where our Phase 3 clinical trial data supports our commercial plans. We initially launched RAYOS in the United States to a subset of rheumatologists in the fourth quarter of 2012, and the full launch to the majority of U.S. rheumatologists and key primary care physicians occurred in late January 2013. Although LODOTRA is approved for marketing in 30 countries outside the U.S., to date it has only been marketed in a limited number of countries. While we anticipate that LODOTRA will be marketed in additional countries as our distribution partner, Mundipharma, formulates its reimbursement strategy, the ability to market LODOTRA in additional countries will depend on Mundipharma’s ability to obtain reimbursement approvals in these countries. Even if we obtain additional marketing and reimbursement approvals, our product revenues in Europe are entirely dependent upon the marketing efforts of our exclusive distribution partner, over which we have no control. Before we can market and sell these products in a particular jurisdiction, we need to obtain necessary regulatory approvals (from the FDA in the U.S. and from similar foreign regulatory agencies in other jurisdictions) and in some jurisdictions, reimbursement authorization. There are no guarantees that we or our commercialization partners will obtain any additional regulatory approvals for our products. Even if we or our commercialization partners obtain additional regulatory approvals, we may never generate significant revenues from any commercial sales of our products. If we fail to successfully commercialize DUEXIS or RAYOS, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

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

Our limited history of commercial operations makes evaluating our business and future prospects difficult, and may increase the risk of any investment in our common stock.*

We have two products approved in the U.S., one product with broad approval for commercial sale in Europe, and another product approved only for commercial sale in the UK thus far. RAYOS/LODOTRA has been approved in the U.S. and 30 other countries, including Australia, Korea, Israel and select countries within Europe. However, we have a limited history of marketing LODOTRA through our distribution partners, and LODOTRA is not yet marketed in all of the countries where it has been approved. DUEXIS was approved in the U.S. on April 23, 2011, and in March 2013 we announced we were granted marketing authorization for DUEXIS in the UK, and we have generated limited revenues for DUEXIS to date. We only recently began the commercial sale of RAYOS in the U.S. in the fourth quarter of 2012. We face considerable risks and difficulties as a company with limited commercial operating history, particularly as a consolidated entity with operating subsidiaries that also have limited operating histories. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. Our limited commercial operating history makes it particularly difficult for us to predict our future operating results and appropriately budget for our expenses. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. For example, our Senior Secured Loan includes certain performance covenants, including minimum trailing twelve month revenue covenants at each quarter end. Should we not meet these quarterly minimum revenue covenants, in addition to an increase in the interest rate payable under the loan facility, the lenders have the right to demand repayment of the obligations under the loan. There can be no assurance that we will be able to satisfy the operating and financial covenants under the Senior Secured Loan, as amended for future periods. We also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if we were unable to meet the minimum quarterly revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on our financial position and results of operations.

We rely on third parties to manufacture commercial supplies of DUEXIS and RAYOS/LODOTRA, and we intend to rely on third parties to manufacture commercial supplies of any other approved products. The commercialization of any of our products could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.*

The facilities used by our third-party manufacturers to manufacture our products and product candidates must be approved by the applicable regulatory authorities. We do not control the manufacturing processes of third-party manufacturers and are currently completely dependent on our third-party manufacturing partners sanofi-aventis U.S. LLC, or sanofi-aventis U.S., operating through Valeant Pharmaceuticals International, Inc., or Valeant, its manufacturing partner located in Laval, Canada for production of DUEXIS, and Jagotec AG, a wholly-owned subsidiary of SkyePharma PLC, located in Lyon, France, for production of LODOTRA. In August 2011, SkyePharma leased their entire pharmaceutical manufacturing business to Aenova France SAS, or Aenova. As such, Aenova is now a subcontractor for Jagotec for the manufacture of RAYOS/LODOTRA, with our consent. Bayer Pharma AG in Germany has been qualified as a backup manufacturer for RAYOS/LODOTRA. In December 2011, Valeant acquired Dermik, a dermatology unit of sanofi-aventis U.S., which includes the Laval, Canada site. Although, Valeant has taken over management and operations at the Laval, Canada facility, our manufacturing agreement remains with sanofi-aventis U.S. We purchase the primary active ingredients for DUEXIS from BASF Corporation in Bishop, Texas and Dr. Reddy’s Laboratories in India, and the primary active ingredient for RAYOS/LODOTRA from Tianjin Tianyao Pharmaceuticals Co., Ltd. in China and Sanofi Chimie in France. If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products.

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

Although we have entered into supply agreements for the manufacture of our products, our manufacturers may not perform as agreed or may terminate their agreements with us. Under our manufacturing and supply agreement with sanofi-aventis U.S., operating through Valeant, either we or sanofi-aventis U.S. may terminate the agreement upon an uncured breach by the other party or without cause upon two years prior written notice, so long as such notice is given after the third anniversary of the first commercial sale of DUEXIS. Under our manufacturing and supply agreement with Jagotec, either we or Jagotec may terminate the agreement in the event of an insolvency, liquidation or bankruptcy of the other party or upon an uncured breach by the other party. While we have the right to receive a continuing supply of RAYOS/LODOTRA from Jagotec for a period of 24 months after termination, we would need to move our manufacturing to our alternate supplier of RAYOS/LODOTRA, Bayer Pharma AG, in such an event and we would have to qualify a new back-up manufacturer.

In addition, we do not have the capability to package DUEXIS, RAYOS/LODOTRA or any other product candidates for distribution. Consequently, we have entered into an agreement with Temmler Werke GmbH, or Temmler, for packaging of RAYOS/LODOTRA in certain European countries, Israel and in the U.S., as well as any additional countries as may be agreed to by the parties. We intend to sell drug product finished and packaged by either Temmler or an alternate packager. At the end of 2012, Temmler was acquired by the Aenova Group. Valeant manufactures and supplies DUEXIS to us in final, packaged form for the U.S. as well as any additional countries as may be agreed to by the parties.

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

We have experienced recent growth and expect to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of December 31, 2010, we employed 41 full-time employees as a consolidated entity. In anticipation of the commercial launch of DUEXIS, we hired 80 sales representatives during the period from September 2011 through October 2011. As of December 31, 2012 and June 30, 2013, we employed 247 and 280 full-time employees, respectively, as a consolidated entity. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired in connection with the commercial launch of DUEXIS and RAYOS, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

DUEXIS faces competition from Celebrex®, marketed by Pfizer Inc., Vimovo®, marketed by AstraZeneca AB, Arthrotec®, marketed by Pfizer, and several other branded NSAIDs. DUEXIS also faces significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers. Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS. Legislation enacted in most states in the U.S. allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe DUEXIS, those prescriptions may not result in sales. If we are unsuccessful in convincing physicians to provide prescribing instructions prohibiting the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS, sales of DUEXIS may suffer despite any success we may have in promoting DUEXIS to physicians. In addition, other product candidates that contain ibuprofen and famotidine in combination, while not currently known to us, may be developed and compete with DUEXIS in the future.

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

On March 13, 2013, we received purported Notice Letters that a Paragraph IV Patent Certification had been filed by Alvogen Pine Brook, Inc., or Alvogen, advising that Alvogen had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. In the Notice Letters, Alvogen noted that as of March 13, 2013, the FDA had not accepted the ANDA for review. Alvogen has agreed that their Notice Letters do not constitute Notice as described in 21 U.S.C. 355(j)(2)(B). On July 15, 2013, we received a Paragraph IV Patent Certification from Watson Laboratories, Inc. – Florida, or WLF, advising that WLF had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. WLF has not advised us as to the timing or status of the FDA’s review of its filing. We are evaluating the Paragraph IV Patent Certifications and intend to vigorously enforce our intellectual property rights relating to RAYOS. All of the issued U.S. patents covering RAYOS are listed in the FDA’s Orange Book. Under the FDA’s rules and regulations, if we initiate a patent infringement suit to defend the patents identified in a Paragraph IV notice within 45 days after the FDA’s receipt of a proper notice under 21 U.S.C. 355(j)(2)(B), the FDA would be prevented from approving the ANDA until the earlier of 30 months from the date of the suit or a decision in the infringement case that each of the patents is not infringed or invalid. If we are unsuccessful in enforcing our intellectual property rights relating to RAYOS or if Alvogen’s or WLF’s ANDA is otherwise approved, we will likely face generic competition and our sales of RAYOS will be substantially harmed.

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

•

in certain circumstances, including with respect to the commercialization of LODOTRA in Europe and certain Asian and Latin American countries, and commercialization of DUEXIS in Latin America, increased dependence on the commercialization efforts and regulatory compliance of our distributors or strategic partners;

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

We are, with respect to DUEXIS and RAYOS, and will be, with respect to any other product candidate for which we obtain FDA approval or acquire or in-license, subject to ongoing FDA obligations and continued regulatory review, which may result in significant additional expense. Additionally, any other product candidate, if approved by the FDA, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.*

Any regulatory approvals that we obtain for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, good clinical practices, or GCPs, international conference on harmonization regulations, or ICH regulations, and good laboratory practices, or GLPs, which are regulations and guidelines enforced by the FDA for all of our products in clinical development, for any clinical trials that we conduct post-approval. For example, as post-marketing requirements for DUEXIS, we are required by the FDA to develop a pediatric suspension formulation for DUEXIS and conduct three pharmacokinetic studies of the drug product in pediatric populations. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Outside of the U.S., the success of our products, including LODOTRA and, if widely approved, DUEXIS, will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. To date, LODOTRA is approved in 30 countries outside the U.S., and reimbursement for LODOTRA has been obtained in Germany, Italy and Switzerland. Mundipharma is seeking coverage for LODOTRA in a number of countries and currently sells LODOTRA without coverage in a limited number of countries. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceutical products, which we believe has impacted the reimbursement rates and timing to launch for LODOTRA to date, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. For example, legislation was recently enacted in Germany that will increase the rebate on prescription pharmaceuticals and likely lower the revenues from the sale of LODOTRA in Germany that we would otherwise receive. As a result of these pricing practices, it may become difficult to achieve profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

In light of such policies and the uncertainty surrounding proposed regulations and changes in the coverage and reimbursement policies of governments and third-party payers, we cannot be sure that coverage and reimbursement will be available for DUEXIS or LODOTRA in any additional markets or for any other product candidates that we may develop. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. If coverage and reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize DUEXIS, RAYOS/LODOTRA or any other product candidates that we may develop.

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

We are subject, directly or indirectly, to federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

DUEXIS and RAYOS, and any of our other products or product candidates that are approved by the FDA and commercialized in the U.S., subject us directly, or indirectly through our customers, to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and educational programs.

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

The federal False Claims Act prohibits persons from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to a federal healthcare program or knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of pharmaceutical, medical device and other healthcare companies to have to defend False Claims Act actions. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

Several states now require pharmaceutical companies to report expenses relating to marketing and promotional activities of pharmaceutical products and report gifts or other transfers of value to individual physicians in the states. Other states prohibit pharmaceutical companies from providing gifts or meals to healthcare providers or require companies to post information relating to clinical studies, pharmaceutical product pricing and aggregate marketing and advertising spending. In addition, some states specifically require pharmaceutical companies to establish marketing compliance programs. For example, California has enacted a statute requiring pharmaceutical companies to adopt a comprehensive compliance program that is in accordance with the Office of Inspector General of the Department of Health and Human Services Compliance Program Guidance for Pharmaceutical Manufacturers. This compliance program must include policies for compliance with the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, as well as a specific annual dollar limit on gifts or other items given to individual healthcare professionals in California, and further requires us to post an annual declaration of compliance.

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

In addition, if we or others identify undesirable side effects caused by DUEXIS, RAYOS/LODOTRA or any other product candidate that we may develop that receives marketing approval, or if there is a perception that the product is associated with undesirable side effects:

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

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or if they experience regulatory compliance issues, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.*

We have agreements with third-party contract research organizations, or CROs, to conduct our clinical programs, including those required for post-marketing commitments. We may also have the need to enter into other such agreements in the future if we were to develop other product candidates. We rely heavily on these parties for the execution of our clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We and our CROs are required to comply with current GCP or ICH regulations. The FDA enforces these GCP or ICH regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCP or ICH regulations, the data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCP or ICH regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We also, as part of the April 23, 2011 FDA approval of DUEXIS, have a commitment under the Pediatric Research Equity Act to conduct an assessment of the safety and effectiveness of the product for the claimed indication in pediatric patients. Although we are committed to carrying out these commitments, there are challenges in conducting studies in pediatric patients including availability of study sites, patients, and obtaining parental informed consent.

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

Business interruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. While we carry insurance for certain of these events and have implemented disaster management plans and contingencies, the occurrence of any of these business interruptions could seriously harm our business and financial condition and increase our costs and expenses. A majority of our management operates in our principal executive offices located in Deerfield, Illinois. If our Deerfield offices were affected by a natural or man-made disaster or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. We currently rely, and intend to rely in the future, on third-party manufacturers located in Laval, Quebec, Canada and Lyon, France, and possibly elsewhere to produce our products. We also rely on a packaging provider located in Munich, Germany. Our ability to obtain commercial supplies of our products could be disrupted and our results of operations and financial condition could be materially and adversely affected if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The ultimate impact of such events on us, our significant suppliers and our general infrastructure is unknown.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the commercial sales of DUEXIS and RAYOS/LODOTRA and the clinical testing of our product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.*

We have a limited operating history. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $40.6 million during the six months ended June 30, 2013 and net losses of $87.8 million, $113.3 million and $27.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of June 30, 2013, we had an accumulated deficit of $348.7 million. We do not know whether or when we will become profitable. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Our losses have resulted principally from costs incurred in our development activities for our products and product candidates. We anticipate that we will continue to incur operating losses in 2013 and into 2014 as we execute our plan to expand our development and commercialization activities of DUEXIS and RAYOS/LODOTRA, and seek other products or product candidates to develop, acquire, in-license or co-promote.

The terms of our senior debt facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.*

Our $60.0 million Senior Secured Loan is secured by a lien covering substantially all of our U.S. based assets, including intellectual property. We also pledged as collateral all of our equity interests in Horizon Pharma USA, Inc. and 65% of our equity interests in Horizon Pharma AG.

The loan agreements governing the Senior Secured Loan contain customary affirmative and negative covenants and events of default. Among the affirmative covenants are covenants requiring us to maintain a minimum level of at least $10.0 million in liquidity at all times during the term of the loan unless our quarterly consolidated EBITDA is at least $6.0 million, and to achieve minimum net revenues during specified trailing 12 month periods beginning with the 12 month period ended June 30, 2012. Should we not meet these quarterly minimum revenue covenants, in addition to an increase in the interest rate payable under the loan facility, the lenders have the right to demand repayment of the obligations under the loan. There can be no assurance that we will be able to satisfy the operating and financial covenants under the Senior Secured Loan for future periods. We also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if we were unable to meet the minimum quarterly revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on our financial position and results of operations. The negative covenants include, among other things, restrictions on transferring or licensing our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. Further, our lenders may require us to make prepayments of loan principal if we receive net cash proceeds from certain transfers or licenses of our assets or as a result of the loss or destruction of our assets, or if we undergo a change in control. Beginning with our second fiscal quarter of 2013 and in any fiscal quarter thereafter, our lenders have the option to require us to prepay up to an aggregate of approximately $4.0 million for each quarter for which we receive a prepayment request. In March 2013, certain of our lenders notified us that they would require such prepayments for the second fiscal quarter of 2013 and we expect that we will continue to be required to make such prepayments in subsequent quarters. In addition, if we default under our Senior Secured Loan, our lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, our lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Our lenders could declare a default under our Senior Secured Loan upon the occurrence of any event that the lenders interpret as having a material adverse effect upon us as defined under the loan agreements, thereby requiring us to repay the loans immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We have limited product revenues and other sources of revenues. We may never achieve or sustain profitability, which would depress the market price of our common stock and could cause our investors to lose all or a part of their investment.*

Our ability to become profitable depends upon our ability to generate revenues from sales of our products. DUEXIS was approved by the FDA on April 23, 2011, and we began generating revenues from sales of DUEXIS in late 2011 following the commercial launch in the U.S. LODOTRA is approved for marketing in 30 countries outside the U.S., and to date we have generated only limited revenues from sales of LODOTRA. RAYOS was approved by the FDA on July 26, 2012, and we began marketing it in the U.S through our full field sales force in late January 2013. We may never be able to successfully commercialize DUEXIS or RAYOS or develop or commercialize other products in the U.S., which we believe represents our most significant commercial opportunity, or sell DUEXIS in Europe, where we do not consider it to be material to our business. Our ability to generate future revenues depends heavily on our success in:

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

We believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations into the third quarter of 2014 and potentially beyond based on our current expectations of continued revenue growth. We may need to raise additional funds sooner if we choose to expand our commercialization or development efforts more rapidly than we presently anticipate, if we develop, acquire, in-license and/or co-promote additional products, or if our revenues do not meet expectations.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates or one or more of our other research and development initiatives. We also could be required to:

•

seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

Even if we obtain additional financing, our Horizon Pharma AG subsidiary is subject to Swiss laws regarding overindebtedness that require Horizon Pharma AG to maintain assets in excess of its liabilities. As of June 30, 2013 and December 31, 2012, our Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. We will continue to monitor and review steps to address any overindebtedness, until such time as our Swiss subsidiary generates positive income at a statutory level, which could require us to have cash at our Swiss subsidiary in excess of its near term operating needs and could affect our ability to have sufficient cash at our U.S. subsidiary to meet its near term operating needs.

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

In August 2012, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may sell our common stock through Cowen in at-the-market, or ATM, offerings. As of June 30, 2013, $24.2 million worth of our common stock was available under the ATM sales agreement for future issuance. Subject to the terms and conditions of the sales agreement, Cowen may sell the shares by methods deemed to be an ATM offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, including sales made through The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker. The sale of additional shares of our common stock pursuant to the sales agreement will have a dilutive impact on our existing stockholders and could cause the market price of our common stock to be lower than it would otherwise be absent sales activities by Cowen. Sales of our common stock under the sales agreement, or the perception that such sales will occur, could also encourage short sales by third parties, which could contribute to a decline of our stock price.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*

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

At June 30, 2013, we had $69.3 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2013, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. On February 15, 2012, we received a Paragraph IV Patent Certification from Par advising that Par had filed an ANDA with the FDA for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. Par has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. In March 2012, we filed a patent infringement lawsuit against Par and Par Pharmaceutical Companies, Inc. for filing an ANDA against DUEXIS. In January 2013, we filed a second suit against Par claiming patent infringement of additional patents that have been issued for DUEXIS. A patent claim construction hearing is scheduled for August 21, 2013, and a trial date is currently set for the second quarter of 2014. All of our issued U.S. patents covering DUEXIS are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Under the FDA’s rules and regulations, because we initiated a patent infringement suit to defend a patent identified in Par’s Paragraph IV notice within 45 days after the FDA’s receipt of the notice, the FDA is prevented from approving Par’s ANDA until the earlier of 30 months from the date of the first suit or a decision in the infringement case that the patent is not infringed or invalid.

In addition, on March 13, 2013, we received purported Notice Letters that a Paragraph IV Patent Certification had been filed by Alvogen, advising that Alvogen had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. In the Notice Letters, Alvogen noted that as of March 13, 2013, the FDA had not accepted the ANDA for review. Alvogen has agreed that their Notice Letters do not constitute Notice as described in 21 U.S.C. 355(j)(2)(B). On July 15, 2013, we received a Paragraph IV Patent Certification from WLF advising that WLF had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. WLF has not advised us as to the timing or status of the FDA’s review of its filing. Under the FDA’s rules and regulations, if we initiate a patent infringement suit to defend the patents identified in a Paragraph IV notice within 45 days after the FDA’s receipt of a proper notice under 21 U.S.C. 355(j)(2)(B), the FDA would be prevented from approving the ANDA until the earlier of 30 months from the date of the suit or a decision in the infringement case is made.

We intend to vigorously defend our intellectual property rights relating to DUEXIS and RAYOS, but we cannot predict the outcome of the Par, Alvogen or WLF matters. Any adverse outcome in these matters could result in one or more generic versions of DUEXIS and/or RAYOS being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of DUEXIS and/or RAYOS and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold with respect to DUEXIS and RAYOS/LODOTRA fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop them and threaten our ability to commercialize our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable or will go unthreatened by third parties. Further, if we encounter delays in regulatory approvals, the period of time during which we could market DUEXIS and RAYOS/LODOTRA under patent protection could be reduced. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to DUEXIS and RAYOS/LODOTRA or our other product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the U.S. can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

Our officers, directors and funds affiliated with our directors own a significant percentage of our stock and will be able to influence matters subject to stockholder approval.*

Our officers, directors and funds affiliated with our directors held in the aggregate approximately 22% and 18% of our outstanding voting stock as of December 31, 2012 and June 30, 2013, respectively. Therefore, these stockholders have the ability to influence us through this ownership position, including through matters requiring stockholder approval. For example, these stockholders may be able to influence the elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our ATM sales agreement or equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.*

We expect that additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in subsequent transactions, our existing stockholders may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

In August 2012, we entered into a sales agreement with Cowen pursuant to which we may sell common stock in ATM offerings under our registration statement on Form S-3, which became effective on August 9, 2012. As of August 6, 2013, Cowen had sold a cumulative total of 2,448,575 shares of our common stock with gross proceeds to us of $6,238, and we had $21,152 of common stock available for future issuance under the ATM sales agreement, after giving effect to the limited amount of securities registered under our shelf registration statement associated with the ATM sales agreement.

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

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.*

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management. These provisions include:

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

HORIZON PHARMA, INC.

Date: August 9, 2013	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2013	By:	/s/ Robert J. De Vaere
Robert J. De Vaere
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Form of Warrant issued by Horizon Pharma, Inc. to bridge financing investors.

4.3(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Comerica Bank.

4.4(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Hercules Technology Growth Capital, Inc.

4.5(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Comerica Bank.

4.6(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Hercules Technology Growth Capital, Inc.

4.7(1)	Warrant issued by Horizon Pharma, Inc. on April 1, 2010 to Silicon Valley Bank.

4.8(1)	Investors’ Rights Agreement, dated April 1, 2010, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.9(1)	Form of Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Oxford Finance LLC.

4.10(1)	Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Silicon Valley Bank.

4.11(1)	Conversion and Amendment Agreement, dated June 16, 2011, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.12(3)	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Loan and Security Agreement, dated February 22, 2012, by and among Horizon Pharma USA, Inc., Horizon Pharma, Inc., Cortland Capital Market Services, LLC, as administrative agent, and the Lenders listed therein.

4.13(3)	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.14(3)	Amendment to Investors’ Rights Agreement, dated February 22, 2012.

4.15(4)	Form of Warrant issued in Public Offering of Units.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on August 2, 2011.
(3)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(4)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.