Form 10-Q
period 2013-09-30
HORIZON PHARMA, INC.
filed 2013-11-08
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of registrant’s common stock, par value $0.0001, outstanding as of November 5, 2013: 65,857,686.

HORIZON PHARMA, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,650	$104,087
Restricted cash	800	800
Accounts receivable, net	16,677	3,463
Inventories, net	6,895	5,245
Prepaid expenses and other current assets	2,842	3,323
Total current assets	85,864	116,918
Property and equipment, net	3,524	3,725
Developed technology, net	65,380	68,892
Other assets	3,447	4,449
TOTAL ASSETS	$158,215	$193,984

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,044	$5,986
Accrued expenses	22,909	16,784
Deferred revenues—current portion	1,619	2,230
Notes payable—current portion	15,913	11,935
Total current liabilities	45,485	36,935
LONG-TERM LIABILITIES:
Notes payable, net of current	29,672	36,866
Deferred revenues, net of current	9,508	9,554
Deferred tax liabilities, net	3,496	4,408
Other long term liabilities	165	243
Total long-term liabilities	42,841	51,071

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 65,857,321 and 61,722,247 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	7	6
Additional paid-in capital	426,871	417,455
Accumulated other comprehensive loss	(2,774)	(3,372)
Accumulated deficit	(354,215)	(308,111)
Total stockholders' equity	69,889	105,978
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$158,215	$193,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Gross sales	$31,524	$7,311	$59,859	$14,827
Sales discounts and allowances	(5,306)	(790)	(12,216)	(1,942)
Net sales	26,218	6,521	47,643	12,885
Cost of goods sold	5,313	3,810	13,077	8,732
Gross profit	20,905	2,711	34,566	4,153

OPERATING EXPENSES:
Research and development	2,154	3,796	7,185	12,098
Sales and marketing	15,621	12,951	48,475	34,466
General and administrative	5,874	4,678	15,998	14,436
Total operating expenses	23,649	21,425	71,658	61,000
Operating loss	(2,744)	(18,714)	(37,092)	(56,847)

OTHER (EXPENSE) INCOME, NET:
Interest expense, net	(3,601)	(3,339)	(10,646)	(11,081)
Foreign exchange gain (loss)	1,118	588	667	(312)
Other, net	—	—	—	(56)
Total other expense, net	(2,483)	(2,751)	(9,979)	(11,449)
Loss before expense (benefit) for income taxes	(5,227)	(21,465)	(47,071)	(68,296)
EXPENSE (BENEFIT) FOR INCOME TAXES	265	(4,512)	(967)	(4,835)
NET LOSS	$(5,492)	$(16,953)	$(46,104)	$(63,461)

NET LOSS PER COMMON SHARE—Basic and diluted	$(0.08)	$(0.47)	$(0.73)	$(2.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Basic and diluted	64,645,677	35,972,657	63,168,797	31,227,336

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	993	483	598	(348)
Other comprehensive income (loss)	993	483	598	(348)
COMPREHENSIVE LOSS	$(4,499)	$(16,470)	$(45,506)	$(63,809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,104)	$(63,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,838	3,648
Stock-based compensation	3,206	3,662
Non-cash interest expense and amortization of deferred charges	3,043	1,827
Paid in kind interest expense	2,228	1,860
Foreign exchange (gain) loss	(667)	312
Loss on disposal of assets	—	76
Changes in operating assets and liabilities:
Accounts receivable	(13,211)	(3,600)
Inventories	(1,626)	(2,475)
Prepaid expenses and other current assets	499	(1,577)
Accounts payable	(951)	(1,314)
Accrued expenses	6,161	2,937
Deferred revenues	(869)	3,498
Deferred tax liabilities	(988)	(4,866)
Other non-current assets and liabilities	332	—
Net cash used in operating activities	(43,109)	(59,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(643)	(1,012)
Increase in restricted cash	—	(50)
Net cash used in investing activities	(643)	(1,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock under an ATM agreement, net of issuance costs	5,998	—
Proceeds from the issuance of common stock through ESPP program and stock option exercises	213	147
Proceeds from the issuance of notes payable, net of issuance costs	—	55,578
Proceeds from private equity offerings, net of issuance costs	—	128,092
Repayment of notes payable	(7,956)	(19,780)
Proceeds from the issuance of common stock through warrant exercises	—	149
Net cash (used in) provided by financing activities	(1,745)	164,186

Effect of foreign exchange rate changes on cash	60	(291)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,437)	103,360
CASH AND CASH EQUIVALENTS, beginning of the year	104,087	17,966
CASH AND CASH EQUIVALENTS, end of the year	$58,650	$121,326

Supplemental cash flow information:
Cash paid for interest	$5,517	$5,762
Cash paid for income taxes	35	44
Commitment fee paid on notes payable	—	600

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

The Company is a specialty pharmaceutical company that has developed and is commercializing DUEXIS® and RAYOS®/LODOTRA®, both of which target unmet therapeutic needs in arthritis, pain and inflammatory diseases. The Company’s strategy is to develop, acquire or in-license additional innovative medicines where it can execute a targeted commercial approach in specific therapeutic areas while taking advantage of its commercial strengths and the infrastructure the Company has put in place.

On April 23, 2011, the U.S. Food and Drug Administration (“FDA”) approved DUEXIS, a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis (“RA”), osteoarthritis and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. In the second-half of 2011, the Company hired its initial commercial organization, including approximately 80 sales representatives, completed sales force training and began detailing DUEXIS to physicians in December 2011. In June 2012, the Company licensed DUEXIS rights in Latin America to Grünenthal S.A. (“Grünenthal”), a private company focused on the promotion of pain products. In the third quarter of 2012, the Company expanded its sales force to approximately 150 representatives and has subsequently further expanded its sales force to approximately 175 representatives. In March 2013, the Company announced that the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency granted a National Marketing Authorization for DUEXIS in the UK. The Company will seek to license rights to DUEXIS in Europe to a commercial partner or partners. Given the current state of the market in Europe for pain products and the revenue being generated there by existing branded non-steroidal anti-inflammatory drugs, the Company does not expect a material level of sales from DUEXIS in European markets.

The Company’s second approved product in the U.S., RAYOS, known as LODOTRA outside the U.S., is a proprietary delayed-release formulation of low-dose prednisone for the treatment of moderate to severe, active RA in adults, particularly when accompanied by morning stiffness. On July 26, 2012, the FDA approved RAYOS for the treatment of RA, polymyalgia rheumatica (“PMR”), psoriatic arthritis, ankylosing spondylitis, asthma and chronic obstructive pulmonary disease and a number of other conditions. The Company is focusing its promotion of RAYOS in the U.S. on rheumatology indications, including RA and PMR. The Company began detailing RAYOS to a subset of U.S. rheumatologists in December 2012 and began the full launch in late January 2013 to the majority of U.S. rheumatologists and key primary care physicians. LODOTRA is currently marketed outside the U.S. by the Company’s distribution partner, Mundipharma International Corporation Limited (“Mundipharma”).

The Company’s strategy is to utilize the commercial strengths and the infrastructure that have been put in place in creating a fully-integrated U.S.-focused specialty pharmaceutical company to successfully commercialize DUEXIS and RAYOS in the U.S. market and also to expand and leverage these capabilities by acquiring or in-licensing additional products where the Company can execute a targeted commercial approach in specific therapeutic areas. The Company intends to enter into licensing or additional distribution arrangements for the commercialization of its products outside the U.S., such as its relationship with Mundipharma for the commercialization of LODOTRA in Europe, Asia and Latin America and the Company’s relationship with Grünenthal for the commercialization of DUEXIS in Latin America.

The accompanying unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. As of September 30, 2013, the Company had cash and cash equivalents totaling $58,650. The Company believes that it has sufficient liquidity and capital resources to operate into the third quarter of 2014 and potentially beyond based on the Company’s current expectations of continued revenue growth. However, the Company is highly dependent in the near term on the commercial success of DUEXIS and RAYOS in the U.S. market. The Company has incurred net operating losses and negative cash flows from operations since its inception. In order to continue its operations, the Company must generate sufficient revenue to meet the trailing twelve month net revenue covenants of its $60,000 senior secured loan facility with a group of institutional lenders (the “Senior Secured Loan”) and achieve profitable operations or it may be required to obtain additional debt or equity financing. There can be no assurance, however, that such financing will be available or on terms acceptable to the Company. While the Company did meet the trailing twelve month net revenue covenants of its Senior Secured Loan as of the quarter ended September 30, 2013, should the Company not meet these quarterly minimum trailing twelve month net revenue covenants in the future, in addition to an increase in the interest rate payable under the loan facility, the lenders would have the right to demand repayment of the obligations under the loan. The Company also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if the Company was unable to meet the minimum quarterly trailing twelve month net revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on the Company’s financial position and results of operations. These uncertainties and lack of commercial operating history raise substantial doubt about the Company’s ability to continue as a going concern.

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

Gains and losses resulting from foreign currency translations are reflected within the Company’s results of operations. During the three months ended September 30, 2013 and 2012, the Company recorded gains from foreign currency translations of $1,118 and $588, respectively. During the nine months ended September 30, 2013, the Company recorded a gain from foreign currency translations of $667 compared to a loss from foreign currency translations during the nine months ended September 30, 2012 of $312. The Company does not currently utilize and has not in the past utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

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

Under the manufacturing and supply agreements with Mundipharma Medical Company (“Mundipharma Medical”), Mundipharma Medical agreed to purchase LODOTRA exclusively from the Company at a price based on a specified percentage of the average net selling price (“ANSP”) for sales in a given country, subject to a minimum price. Mundipharma Medical has a nine-month period from purchase date to request an ANSP adjustment. If the ANSP is lower than the actual purchase price, then Mundipharma Medical would receive a price adjustment. Products sold to Mundipharma Medical are recognized upon delivery at the minimum price, as no contractual right of return exists. The difference between the actual selling price and the minimum price is recorded as deferred revenue until such time as adjustments for product returns, rebates and discounts can be reliably estimated or the nine-month ANSP adjustment period passes, at which time any previously deferred revenue would be recognized as revenue. As of September 30, 2013 and December 31, 2012, deferred revenues related to the sale of LODOTRA were $984 and $1,939, respectively. Additionally, as of September 30, 2013 and December 31, 2012, deferred revenues related to milestone and upfront payments received under existing agreements were $8,493 and $8,175, respectively.

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

DUEXIS/RAYOS Product Sales Discounts and Allowances

Prior to the fourth quarter of 2012, the Company recorded DUEXIS sales to wholesale pharmaceutical distributors and retail chains as deferred revenue. Allowances for product returns, rebates and discounts were also deferred at the time of sale to wholesale pharmaceutical distributors and national and regional retail chains. These deferred expenses were recognized to arrive at net product sales at the time the related revenue was recognized. In the fourth quarter of 2012, the Company began recognizing revenue at the point of sale to its wholesale pharmaceutical distributors and retail chains, at which point the associated allowances for product returns, rebates and allowances were also recognized. The Company is required to make significant judgments and estimates in determining some of these allowances. If actual results differ from its estimates, the Company will be required to make adjustments to these allowances in the future.

Customer Discounts and Rebates

Product Launch Discounts

The Company has offered additional discounts to wholesale distributors for product purchased at the time of product launch. The Company has recorded these discounts as an allowance against accounts receivable and a reduction of revenue when orders were placed.

Customer Rebates

The Company participates in certain commercial rebate programs. Under these rebate programs, the Company pays a rebate to the commercial entity or third-party administrator of the program. The Company accrues estimated rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel and records the rebate as a reduction of revenue.

Government Rebates and Chargebacks

Government Rebates

The Company participates in certain federal government rebate programs, such as Medicare and Medicaid. The Company accrues estimated rebates based on estimated percentages of product sold to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be sold to qualified patients and records the rebate as a reduction of revenue.

Government Chargebacks

The Company provides discounts to federal government qualified entities with whom the Company has contracted. These federal entities purchase products from the wholesale pharmaceutical distributors at a discounted price, and the wholesale pharmaceutical distributors then charge back to the Company the difference between the current retail price and the contracted price that the federal entities paid for the products. The Company accrues estimated chargebacks based on contract prices and sell-through sales data obtained from third party information and records the chargeback as a reduction of revenue.

Co-Pay Assistance

The Company offers discount card programs to patients under which the patient receives a discount on his or her prescription. The Company reimburses pharmacies for this discount through a third-party vendor. The Company records the total amount of estimated discounts for sales recorded in the period as a reduction of revenue.

Returns and Prompt Pay Allowances

Sales Returns

Consistent with industry practice, the Company maintains a return policy that allows customers to return product within a specified period prior to and subsequent to the product expiration date. Generally, product may be returned for a period beginning six months prior to its expiration date and up to one year after its expiration date. The right of return expires on the earlier of one year after the product expiration date or the time that the product is dispensed to the patient. The majority of product returns result from product dating, which falls within the range set by the Company’s policy, and are settled through the issuance of a credit to the customer. The estimate of the provision for returns is based upon the Company’s historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which the customer may return product. This period is known to the Company based on the shelf life of products at the time of shipment. The Company records sales returns as an allowance against accounts receivable and a reduction of revenue.

Prompt Pay Discounts

As an incentive for prompt payment, the Company offers a 2% cash discount to customers. The Company expects that all customers will comply with the contractual terms to earn the discount. The Company records the discount as an allowance against accounts receivable and a reduction of revenue.

Cost of Goods Sold

The Company recognizes cost of goods sold in connection with its sale of DUEXIS and RAYOS. The Company accrues fees based on the contractually defined terms with each wholesaler for distribution and inventory management services and records the expense as cost of goods sold.

Cost of goods sold of DUEXIS includes all costs directly related to the acquisition of product from the Company’s third party manufacturers, including freight charges and costs of distribution. Also included in cost of goods sold are distribution service fees paid to wholesalers.

Cost of goods sold of RAYOS includes all costs directly related to the acquisition of product from the Company’s third party manufacturers, including freight charges and costs of distribution, amortization of developed technology, royalty payments to third parties for the use of certain licensed patents and applicable taxes. Also included in the cost of goods sold are distribution service fees paid to wholesalers.

Until the Company began recognizing revenue at the point of sale of DUEXIS to the wholesaler in the fourth quarter of 2012, it also deferred the related DUEXIS cost of goods sold and recorded such amounts as other current assets until revenue was recognized.

Cost of goods sold of LODOTRA includes raw material costs, costs associated with third parties who manufacture LODOTRA for the Company, supply chain costs, manufacturing overhead costs, amortization of developed technology, royalty payments to third parties for the use of certain licensed patents and applicable taxes.

Inventories

Inventories are stated at the lower of cost or market value. Inventories consist of raw materials, work-in-process and finished goods. The Company has entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs. As of September 30, 2013 and December 31, 2012, the Company had inventories of $6,895 and $5,245, respectively.

Inventories exclude product sample inventory, which is included in other current assets and is expensed as a component of sales and marketing expense when provided to physicians or healthcare providers. As of September 30, 2013 and December 31, 2012, the Company had product sample inventory of $517 and $875, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The estimated fair value of the Senior Secured Loan was determined using Level 3 inputs and was based on the notional amounts of the outstanding debt instrument and borrowing rates of recent debt transactions. At September 30, 2013, the estimated fair value of the Senior Secured Loan was $60,073.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash balances and money market funds. Cash and cash equivalents were $58,650 and $104,087 as of September 30, 2013 and December 31, 2012, respectively. The Company’s policy is to invest excess cash in money market funds, which are generally of a short-term duration based upon operating requirements.

Restricted Cash

Restricted cash consists of balances included in interest-bearing money market accounts required by a vendor for the Company’s sponsored employee credit card program and by the lessor for the Company’s corporate office. As of September 30, 2013 and December 31, 2012, the Company had restricted cash in the amount of $800.

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

To achieve profitable operations, the Company must successfully develop, obtain regulatory approval for, manufacture and market its products and product candidates, and/or acquire or in-license products from third parties. There can be no assurance that any additional products can be developed, will be approved for marketing by the regulatory authorities, or can be manufactured at an acceptable cost and with appropriate performance characteristics or that any new or existing products can be successfully marketed or in-licensed by the Company. These factors could have a material adverse effect on the Company’s operations.

The Company relies on third parties to manufacture its commercial supplies of DUEXIS and RAYOS/LODOTRA. The commercialization of any of its products or product candidates could be stopped, delayed or made less profitable if those third parties fail to provide the Company with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

The Company is required to maintain compliance with applicable Swiss laws with respect to its Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. The Company reviews on a regular basis whether its Swiss subsidiary is overindebted. As of September 30, 2013, the Company’s Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. The Company will continue to monitor and review steps to address any overindebtedness until such time as its Swiss subsidiary may generate positive income at a statutory level, which could require the Company to have cash at its Swiss subsidiary in excess of its near term operating needs and could affect the Company’s ability to have sufficient cash at its U.S. subsidiary to meet its near term operating needs. As of September 30, 2013, Horizon Pharma AG had $1,290 in cash and cash equivalents. Based upon the cash and cash equivalents held by Horizon Pharma AG as of September 30, 2013 and Horizon Pharma AG’s level of overindebtedness at such time, the Company does not expect that its financial position or results of operations will be materially affected by any need to address overindebtedness at its Swiss subsidiary. To date, the overindebtedness of the Company’s Swiss subsidiary has not resulted in the need to divert material cash resources from its U.S. subsidiary.

Historically, the Company’s accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. The Company’s top three customers, Mundipharma, McKesson Corporation and Cardinal Health, Inc., accounted for approximately 83% of total consolidated gross sales during the year ended December 31, 2012. During the nine months ended September 30, 2013, the Company’s top three customers, McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen, accounted for approximately 76% of total consolidated gross sales. In addition, three customers, Cardinal Health, Inc., Walgreen Company and McKesson Corporation, accounted for approximately 77% of the Company’s total outstanding accounts receivable balances at December 31, 2012. At September 30, 2013, three customers, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen, accounted for approximately 91% of the Company’s total outstanding accounts receivable balances. Historically, the Company has not experienced any losses related to its accounts receivable balances.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) (“OCI”). OCI includes certain changes in stockholders’ equity that are excluded from net income (loss), which consist of foreign currency translation adjustments. In February 2013, the Company adopted on a prospective basis FASB Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. As of September 30, 2013 and December 31, 2012, accumulated other comprehensive loss was $2,774 and $3,372, respectively.

NOTE 3 – EARNINGS PER SHARE

The following table presents basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and diluted earnings per share calculation:
Net loss	$(5,492)	$(16,953)	$(46,104)	$(63,461)
Weighted average of common shares outstanding	64,645,677	35,972,657	63,168,797	31,227,336
Basic and diluted net loss per share	$(0.08)	$(0.47)	$(0.73)	$(2.03)

The following securities were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 due to the anti-dilutive effects resulting from the Company’s net loss for the periods presented:

•

Outstanding stock options to purchase an aggregate of 4,236,675 and 2,463,777 shares of common stock at September 30, 2013 and 2012, respectively, and outstanding and unsettled restricted stock units covering an aggregate of 903,710 and 816,208 shares of common stock at September 30, 2013 and 2012, respectively.

•	Outstanding warrants to purchase an aggregate of 16,114,746 and 18,026,441 shares of common stock at September 30, 2013 and 2012, respectively.

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

The components of inventories as of September 30, 2013 and December 31, 2012, are summarized as follows:

	September 30, 2013	December 31, 2012
Raw materials	$130	$40
Work-in-process	977	824
Finished goods	5,788	4,381
Net inventories	$6,895	$5,245

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
Product samples inventory	$517	$875
Prepaid software license fees	571	518
Prepaid clinical trial studies	676	661
Prepaid marketing expenses	526	607
Prepaid insurance	301	265
Prepaid FDA product and manufacturing fees	—	139
Other prepaid expenses	251	227
Other current assets	—	31
Total prepaid and other current assets	$2,842	$3,323

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
Machinery and equipment	$2,352	$2,248
Furniture and fixtures	112	116
Computer equipment	1,618	1,211
Software	758	646
Trade show equipment	228	228
Leasehold improvement	783	783
	5,851	5,232
Less-accumulated depreciation	(2,327)	(1,507)
Total property and equipment	$3,524	$3,725

Depreciation expense was $303 and $167 for the three months ended September 30, 2013 and 2012, respectively, and was $861 and $559 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangible assets consist of developed technology related to its approved and marketed products: LODOTRA outside the U.S. and RAYOS in the U.S. Developed technology is amortized on a straight-line basis over its estimated useful life of twelve years for both RAYOS and LODOTRA.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. During the third quarter of 2013, the Company did not identify any events or circumstances that would require a review of its intangible assets.

As of September 30, 2013 and December 31, 2012, intangible assets consisted of the following:

	September 30, 2013				December 31, 2012
	Cost Basis	Accumulated Amortization	Currency Translation	Net Book Value	Cost Basis	Accumulated Amortization	Currency Translation	Net Book Value
Developed technology	$84,779	(16,095)	(3,304)	$65,380	$84,779	(11,118)	(4,769)	$68,892

Amortization expense was $1,680 and $1,341 for the three months ended September 30, 2013 and 2012, respectively, and was $4,977 and $3,089 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, estimated future amortization expense was as follows:

2013 (remainder of the year)	$1,659
2014	6,637
2015	6,637
2016	6,637
2017 and thereafter	43,810
Total	$65,380

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
Payroll related expenses	$8,093	$6,290
Accrued rebates and royalties	8,999	2,704
Interest expense	2,388	2,538
Sales and marketing expenses	1,079	1,265
Deferred rent	760	876
Consulting and professional services	735	627
Clinical and regulatory expenses	304	652
Co-promotion agreement	—	226
Contract manufacturing expenses	136	1,094
Accrued other	415	512
Total accrued liabilities	$22,909	$16,784

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

Assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2013 and December 31, 2012, were as follows:

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$49,186	—	—	$49,186
Total assets at fair value	$49,186	—	—	$49,186

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$97,670	—	—	$97,670
Total assets at fair value	$97,670	—	—	$97,670

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

Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”). Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The Company committed to a minimum purchase of RAYOS/LODOTRA tablets from Jagotec for five years from the date of first launch of RAYOS/LODOTRA in a major country, as defined in the agreement, which was in April 2009. At September 30, 2013, the minimum remaining purchase commitment based on tablet pricing in effect under the agreement was $3,291. The agreement automatically renews on a yearly basis until either party provides two years advance written notice of termination. In April 2013, the agreement automatically renewed and the earliest the current agreement can expire according to this advance notice procedure is April 15, 2016.

In May 2011, the Company entered into a manufacturing and supply agreement with sanofi-aventis U.S., and recently amended the agreement effective as of September 25, 2013. Pursuant to the agreement, as amended, sanofi-aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from sanofi-aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union member states and Scandinavia. At September 30, 2013, the Company had a binding purchase commitment to sanofi-aventis U.S. for DUEXIS of $10,286, with $3,672 of such amount to be delivered in the fourth quarter of 2013 and $6,614 of such amount to be delivered in 2014.

Royalty Agreement

In connection with the August 2004 development and license agreement with SkyePharma AG (“SkyePharma”) and Jagotec, a wholly-owned subsidiary of SkyePharma, regarding certain proprietary technology and know-how owned by SkyePharma, Jagotec is entitled to receive a single digit percentage royalty on net sales of RAYOS/LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the net sales of RAYOS/LODOTRA, such as license fees, lump sum and milestone payments. Royalty expense recognized in cost of goods sold for the three months ended September 30, 2013 and 2012 was $221 and $136, respectively, and for the nine months ended September 30, 2013 and 2012 was $551 and $395, respectively.

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

NOTE 11 – LEGAL PROCEEDINGS

On February 15, 2012, the Company received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc. advising that Par Pharmaceutical, Inc. had filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. In March 2012, the Company filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively, “Par”) for filing an ANDA against DUEXIS and seeking an injunction to prevent the approval of Par’s ANDA and/or preventing Par from selling a generic version of DUEXIS. In January 2013, the Company filed a second suit against Par in the United States District Court for the District of Delaware claiming patent infringement of additional patents that have been issued for DUEXIS and seeking an injunction to prevent the approval of Par’s ANDA and/or preventing Par from selling a generic version of DUEXIS.

On August 21, 2013, the Company entered into a Settlement Agreement (the “Settlement Agreement”) and License Agreement (the “License Agreement”) with Par relating to the Company’s patent infringement litigation.  The Settlement Agreement provides for a full settlement and release by both the Company and Par of all claims that were or could have been asserted in the litigation and that arise out of the specific patent issues that were the subject of the litigation, including all resulting damages or other remedies.

Under the License Agreement, the Company granted Par a non-exclusive license (that is only royalty-bearing in some circumstances) to manufacture and commercialize Par’s generic version of DUEXIS in the U.S. after the Generic Entry Date (as defined below) and to take steps necessary to develop inventory of, and obtain regulatory approval for, but not commercialize, Par’s generic version of DUEXIS prior to the Generic Entry Date (collectively, the “License”). The License covers all patents owned or controlled by the Company during the term of the License Agreement that would, absent the License, be infringed by the manufacture, use, sale, offer for sale, or importation of Par’s generic version of DUEXIS in the U.S. Unless terminated sooner pursuant to the terms of the License Agreement, the License will continue until the last to expire of the licensed patents and/or applicable periods of regulatory exclusivity.

Under the License Agreement, the Generic Entry Date is January 1, 2023; however, Par may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of potential future third party DUEXIS patent litigation, the entry of other third party generic versions of DUEXIS or certain specific changes in DUEXIS market conditions. Only in the event that Par enters the DUEXIS market due to the specified changes in DUEXIS market conditions will the license become royalty-bearing, with the royalty obligations ceasing upon the occurrence of one of the other events that would have allowed Par to enter the DUEXIS market.

Under the License Agreement, the Company also agreed not to sue or assert any claim against Par for infringement of any patent or patent application owned or controlled by the Company during the term of the License Agreement based on the manufacture, use, sale, offer for sale, or importation of Par’s generic version of DUEXIS in the U.S.

The License Agreement may be terminated by the Company if Par commits a material breach of the agreement that is not cured or curable within 30 days after the Company provides notice of the breach. The Company may also terminate the License Agreement immediately if Par or any of its affiliates initiate certain challenges to the validity or enforceability of any of the licensed patents or their foreign equivalents. In addition, the License Agreement will terminate automatically upon termination of the Settlement Agreement.

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

On July 15, 2013, the Company received a Paragraph IV Patent Certification from Watson Laboratories, Inc.—Florida (“Watson”), advising that Watson had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised the Company as to the timing or status of the FDA’s review of its filing. On August 26, 2013, the Company, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Watson, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc. (collectively, “WLF”). The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124, and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg, and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or invalid.

On or about August 12, 2013, the Company received a Notice of Opposition to a European patent covering LODOTRA, EP 2049123, filed by Laboratorios Liconsa, S.A. In the European Union, the grant of a patent may be opposed by one or more private parties.

On September 12, 2013, the Company received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc. advising that Par Pharmaceutical, Inc. had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Par Pharmaceutical, Inc. has not advised the Company as to the timing or status of the FDA’s review of its filing. On October 22, 2013, the Company, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Par. The lawsuit alleges that Par has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124 and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Par’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or invalid.

NOTE 12 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
Senior Secured Loan	$56,184	$61,843
Current debt maturities	(15,913)	(11,935)
Debt discount	(10,599)	(13,042)
Long-term debt, net of current maturities	$29,672	$36,866

In February 2012, the Company entered into the $60,000 Senior Secured Loan with a group of institutional lenders. Under the terms of the Senior Secured Loan, the outstanding principal accrues interest until maturity in January 2017 at a rate of 17% per annum, payable quarterly unless repaid earlier. The Senior Secured Loan allows the Company to pay the full 17% interest when due or pay 12% interest in cash and the remaining 5% interest in the form of incremental debt (i.e., payment in kind borrowings). Beginning in April 2013, and each quarter thereafter, the lenders have the option to require the Company to repay $3,978 of the loan principal. The Company may also prepay the loan at any time, subject to certain prepayment premiums. In March 2013, one of the lenders notified the Company of its election to request a partial repayment of the loan principal, effective on the April 1, 2013 interest payment date and each quarter thereafter. In March 2013 and June 2013, a second lender notified the Company of its election to request a partial repayment of the loan principal, effective on the April 1, 2013 and July 1, 2013 interest payment dates, respectively. Accordingly, on April 1, 2013, the Company made a payment of $5,836, which consisted of $3,978 in principal and $1,858 in interest. Additionally, on July 1, 2013, the Company made a payment of $5,761, which consisted of $3,978 in principal and $1,783 in interest. In September 2013, the Company was notified by the first lender mentioned above of its election to rescind its on-going request of a partial repayment of the loan principal, effective starting with the fourth quarter of 2013.

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

The Senior Secured Loan restricts the Company’s ability to incur additional indebtedness, incur liens, pay dividends and engage in significant business transactions, such as a change of control, so long as the Company owes any amounts to the lenders under the related loan agreements. If the Company defaults under its Senior Secured Loan, its lenders may accelerate all of its repayment obligations and take control of the pledged assets. The Company’s lenders could declare the Company in default under its debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect upon it as defined under the loan agreements, thereby requiring the Company to repay the loan immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Among other loan covenant requirements, the Senior Secured Loan also requires the Company to maintain a minimum level of liquidity of at least $10,000 at all times during the term of the loan unless its quarterly consolidated EBITDA is at least $6,000 and to meet specified minimum net revenues during a trailing twelve-month period, which commenced on June 30, 2012. The negative covenants include, among other things, restrictions on transferring or licensing the Company’s assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on the Company’s assets, in each case subject to customary exceptions. During 2012, the Company elected to pay the 12% interest in cash, and the remaining 5% interest due of $1,842 was added to the principal loan balance as a payment in kind borrowing. During 2013, the Company has elected to pay the 12% interest in cash, and the remaining 5% interest due of $2,298 as of September 30, 2013 was added to the principal loan balance as a payment in kind borrowing.

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

In lieu of paying a cash fee in consideration for entering into the Senior Secured Loan Amendment, the Company agreed to issue an aggregate of 1,250,000 shares of the Company’s common stock to the lenders. The fair value of the common stock issued in connection with the Senior Secured Loan Amendment was $5,075 and was classified as debt discount in the Company’s consolidated balance sheets and is being amortized to interest expense over the remaining life of the Senior Secured Loan. At September 30, 2013, the outstanding balance on the Senior Secured Loan was $56,184 and the Company was in compliance with all applicable financial loan covenants.

NOTE 13 – STOCKHOLDERS’ EQUITY

In August 2012, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may sell its common stock through Cowen in at-the-market (“ATM”) offerings. Subject to the terms and conditions of the sales agreement, Cowen may sell the shares by methods deemed to be an ATM offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, including sales made through The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. On March 25, 2013, the Company requested Cowen to begin making sales under the sales agreement and provided Cowen both daily volume and minimum price restrictions under which Cowen could sell the Company’s common stock. During July 2013, Cowen sold 1,182,414 shares of the Company’s common stock for gross proceeds of $3,061 and net proceeds of $2,959, after deducting $102 in commissions and other issuance costs. Cowen has not sold shares under the ATM since July 2013 and as of September 30, 2013, $21,152 worth of the Company’s common stock was available for future issuance under the ATM sales agreement, after giving effect to the limited amount of securities registered under the Company’s shelf registration statement associated with the ATM sales agreement.

In September 2013, warrants to purchase an aggregate of 1,365,497 shares of the Company’s common stock were exercised in cashless exercises, resulting in the issuance of 1,360,746 shares of common stock.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with a former director of Horizon Pharma USA, Inc. and Horizon Pharma AG has entered into a consulting agreement with a former owner and majority shareholder of Nitec. Consulting fees paid to related parties during the three months ended September 30, 2013 and 2012 were $197 and $176, respectively, and were $590 and $543 for the nine months ended September 30, 2013 and 2012, respectively.

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

The following table presents the benefit for income taxes for the three and nine months ended September 30, 2013 and 2012, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss before benefit for income taxes	$(5,227)	$(21,465)	$(47,071)	$(68,296)
Expense (benefit) for income taxes	265	(4,512)	(967)	(4,835)
Net loss	$(5,492)	$(16,953)	$(46,104)	$(63,461)

At September 30, 2013, the Company had a net deferred tax liability of $3,496 primarily related to temporary differences associated with its intangible assets. During the three months ended September 30, 2013, the Company recorded an income tax expense of $265 compared to an income tax benefit of $4,512 during the three months ended September 30, 2012. The decrease in income tax benefit during the three months ended September 30, 2013 was primarily due to a reduction in the Company’s deferred tax assets associated with lower projected pre-tax operating losses and the absence of a one-time tax benefit recorded in the prior year period. During the third quarter of 2012, the Company recorded a $4,258 income tax benefit adjustment related to a reduction in the Company’s deferred tax asset positions resulting from the reclassification of its indefinite-lived in-process research and development (“IPR&D”) asset to a finite-lived intangible asset. The reclassification of the Company’s IPR&D indefinite-lived intangible asset to a finite-lived intangible asset required the Company to begin amortizing this asset, which resulted in additional income tax benefits due to the Company’s deferred tax liability position.

During the nine months ended September 30, 2013, the Company recorded an income tax benefit of $967 compared to an income tax benefit of $4,835 during the nine months ended September 30, 2012. The decrease in income tax benefit during the nine months ended September 30, 2013 was primarily associated with the $4,258 income tax benefit adjustment recorded during the third quarter of 2012 as described above, partially offset by a higher income tax benefit recorded during the nine months ended September 30, 2013 associated with an increase in intangible amortization expense. The increase in intangible amortization expense was incurred in connection with the FDA approval of RAYOS on July 26, 2012, which required the Company to reclassify its IPR&D indefinite-lived intangible asset to a finite-lived intangible asset.

NOTE 17 – EQUITY INCENTIVE PLANS

Employee Stock Purchase Plan

In July 2010, the Company’s Board of Directors adopted the 2011 Employee Stock Purchase Plan (the “2011 Purchase Plan”) and in June 2011, the Company’s stockholders approved the 2011 Purchase Plan and it became effective upon the signing of the underwriting agreement related to the Company’s initial public offering in July 2011. The Company reserved a total of 463,352 shares of common stock for issuance under the 2011 Purchase Plan. The 2011 Purchase Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2011 Purchase Plan each year on January 1, until 2021. The number of shares added each year will be equal to the least of: (a) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (b) 1,053,074 shares of common stock; or (c) a number of shares of common stock that may be determined each year by the Company’s Board of Directors that is less than (a) and (b). Subject to certain limitations, the Company’s employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock under the 2011 Purchase Plan. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month offering period.

On December 14, 2012, pursuant to the terms of the 2011 Purchase Plan, the Company’s Board of Directors approved an increase in the number of shares available for issuance under the 2011 Purchase Plan of 200,000 shares, effective January 1, 2013. As of September 30, 2013, 201,381 shares have been issued and an aggregate of 544,199 shares of common stock were authorized and available for issuance under the 2011 Purchase Plan.

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

In July 2010, the Company’s Board of Directors adopted the 2011 Plan and in June 2011, the Company’s stockholders approved the 2011 Plan, and it became effective upon the signing of the underwriting agreement related to the Company’s initial public offering on July 28, 2011. The 2011 Plan had an initial reserve of 3,366,228 shares of common stock, including 460,842 shares of common stock previously reserved for future issuance under the 2005 Plan, 1,304,713 shares of common stock reserved for future issuance upon the exercise of options outstanding under the 2005 Plan as of the 2011 Plan’s effective date and 1,600,673 new shares of common stock reserved. The 2011 Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance each year on January 1, until 2021. The number of shares added each year will be equal to the least of: (a) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (b) 1,474,304 shares of common stock; or (c) a number of shares of common stock that may be determined each year by the Company’s Board of Directors that is less than (a) and (b). On December 14, 2012, pursuant to the terms of the 2011 Plan, the Company’s Board of Directors approved an increase in the number of shares available for issuance under the 2011 Plan of 1,474,304 shares, effective January 1, 2013. As of September 30, 2013, there were 61,578 shares available for future grants under the 2011 Plan.

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

Stock Option Plans

The following table summarizes stock option activity during the nine months ended September 30, 2013 as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2012	2,746,918	$8.85
Granted	1,833,350	$2.39
Exercised	(3,827)	$2.40
Forfeited	(339,766)	$3.93
Outstanding as of September 30, 2013	4,236,675	$6.46
Exercisable as of September 30, 2013	1,894,215	$10.07

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

The weighted average fair value per share of stock option awards granted during the nine months ended September 30, 2013 and 2012, and assumptions used to value stock options, are as follows:

	Nine Months Ended September 30,
	2013	2012
Dividend yield	—	—
Risk-free interest rate	1.1%	1.0%
Weighted average volatility	87.7%	89.6%
Expected life (in years)	5.98	5.94
Weighted average grant date fair value per share of options granted	$2.39	$2.92

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

Volatility

The Company used an average historical stock price volatility of comparable companies to be representative of future stock price volatility, as the Company does not have sufficient trading history for its common stock.

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

During the nine months ended September 30, 2013 and 2012, the Company utilized a forfeiture rate of 5% for estimating the forfeitures of stock options granted.

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2013 as follows:

	Number of Units	Weighted Average Grant-Date Fair Value Per Units
Outstanding as of December 31, 2012	232,158	$4.92
Granted	730,000	$2.41
Vested	(2,500)	$0.00
Forfeited	(55,948)	$2.86
Outstanding as of September 30, 2013	903,710	$3.02

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012 as follows:

	Nine Months Ended September 30,
	2013	2012
Stock-based compensation expense:
Research and development	$700	$929
Sales and marketing	1,000	773
General and administrative	1,506	1,960
Net effect of stock-based compensation expense on net loss	$3,206	$3,662

The Company estimates that, as of September 30, 2013, pre-tax compensation expense was $7,370 for all unvested share-based awards, including both stock options and restricted stock units that will be recognized through the third quarter of 2016. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of its common stock which have been reserved under the 2011 Plan.

NOTE 18 – SUBSEQUENT EVENTS

On November 7, 2013, the Company’s Board of Directors approved an amendment to the 2011 Plan to reserve an additional 200,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules (“Rule 5635(c)(4)”). The 2011 Plan was amended by the Company’s Board of Directors without stockholder approval pursuant to Rule 5635(c)(4).

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

(Dollars are presented in thousands except share data or unless otherwise stated)

OUR BUSINESS

We are a specialty pharmaceutical company that has developed and is commercializing DUEXIS® and RAYOS®/LODOTRA®, both of which target unmet therapeutic needs in arthritis, pain and inflammatory diseases. Our strategy is to develop, acquire or in-license additional innovative medicines where we can execute a targeted commercial approach in specific therapeutic areas while taking advantage of our commercial strengths and our existing infrastructure.

On April 23, 2011, the U.S. Food and Drug Administration, or FDA, approved DUEXIS, a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis, or RA, and osteoarthritis and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. Between July and November 2011, we hired our initial commercial organization, including approximately 80 sales representatives, completed sales force training and began detailing DUEXIS to physicians in December 2011. In June 2012, we licensed DUEXIS rights in Latin America to Grünenthal S.A., a private company focused on the promotion of pain products. In the third quarter of 2012, we expanded our sales force to approximately 150 representatives and have subsequently further expanded our sales force to approximately 175 representatives. In March 2013, we announced that the United Kingdom, or UK, Medicines and Healthcare products Regulatory Agency granted a National Marketing Authorization for DUEXIS in the UK. We will seek to license rights to DUEXIS in Europe to a commercial partner or partners. Given the current state of the market in Europe for pain products and the revenue being generated there by existing branded non-steroidal anti-inflammatory drugs, we do not expect a material level of sales from DUEXIS in European markets.

Our second approved product in the U.S., RAYOS, known as LODOTRA outside the U.S., is a proprietary delayed-release formulation of low-dose prednisone that is currently marketed outside the U.S. by our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, for the treatment of moderate to severe, active RA in adults, particularly when accompanied by morning stiffness. On July 26, 2012, the FDA approved RAYOS for the treatment of RA, polymyalgia rheumatica, or PMR, psoriatic arthritis, ankylosing spondylitis, asthma and chronic obstructive pulmonary disease and a number of other conditions. We are focusing our promotion of RAYOS in the U.S. on rheumatology indications, including RA and PMR. We began detailing RAYOS to a subset of rheumatologists in December 2012 and began the full launch in late January 2013 to the majority of U.S. rheumatologists and key primary care physicians.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2013 and 2012

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

	Three Months Ended September 30,		Increase / (Decrease)
	2013	2012
Gross sales	$31,524	$7,311	$24,213
Sales discounts and allowances	(5,306)	(790)	(4,516)
Net sales	26,218	6,521	19,697
Cost of goods sold	5,313	3,810	1,503
Gross profit	20,905	2,711	18,194

Operating expenses
Research and development	2,154	3,796	(1,642)
Sales and marketing	15,621	12,951	2,670
General and administrative	5,874	4,678	1,196
Total operating expenses	23,649	21,425	2,224

Operating loss	(2,744)	(18,714)	(15,970)
Other (expense) income
Interest expense, net	(3,601)	(3,339)	262
Foreign exchange gain	1,118	588	(530)
Total other expense, net	(2,483)	(2,751)	(268)

Loss before expense (benefit) for income taxes	(5,227)	(21,465)	(16,238)
Expense (benefit) for income taxes	265	(4,512)	(4,777)
Net loss	$(5,492)	$(16,953)	$(11,461)

Sales. During the three months ended September 30, 2013, gross and net sales were $31,524 and $26,218, respectively, compared to $7,311 and $6,521 in gross and net sales, respectively, during the three months ended September 30, 2012. DUEXIS gross and net sales during the three months ended September 30, 2013 were $28,480 and $23,462, respectively, after deducting sales discounts and allowances of $1,106 and co-pay assistance costs of $3,912, and represented 90% of gross sales and 89% of net sales during the quarter, compared to gross and net sales of $2,966 and $2,572, respectively, during the three months ended September 30, 2012. The increase in DUEXIS sales during the three months ended September 30, 2013 compared to the same period in the prior year was primarily the result of our expanded sales force in addition to product price increases implemented during the course of 2013.

RAYOS gross and net sales were $2,290 and $2,030, respectively, during the three months ended September 30, 2013 after deducting sales discounts and allowances of $145 and co-pay costs of $115, compared to no RAYOS sales during the three months ended September 30, 2012 as the product was launched in late 2012.

LODOTRA gross and net sales during the three months ended September 30, 2013 were $754 and $726, respectively, after deducting trade allowances of $28, compared to gross and net sales of $4,345 and $3,949, respectively, during the three months ended September 30, 2012. The decrease in LODOTRA sales during the three months ended September 30, 2013 compared to the same period in the prior year was the result of lower product shipments to our European distribution partner, Mundipharma, and a decline in the recognition of deferred revenues related to product previously shipped and invoiced to Mundipharma at contract minimum prices and where the contractual price adjustment period has passed. LODOTRA sales to Mundipharma occur at the time we ship product to Mundipharma based on its estimated requirements. Accordingly, our LODOTRA sales are not linear or tied to Mundipharma sales to the market and can therefore fluctuate from quarter to quarter.

Sales discounts and allowances. During the three months ended September 30, 2013, sales discounts and allowances were $5,306, compared to $790 during the three months ended September 30, 2012. As a percentage of gross product sales, sales discounts and allowances increased to 17% during the three months ended September 30, 2013 compared to 11% during the three months ended September 30, 2012. The increase in sales discounts and allowances was attributable to a significant increase in product sales during the three months ended September 30, 2013, which resulted in a corresponding increase in customer discounts and prompt pay allowances. Additionally, our distribution channel mix during the third quarter of 2013 resulted in higher government rebates and chargebacks. Co-pay assistance costs increased $3,701 during the three months ended September 30, 2013 compared to the same period in the prior year as a result of a larger number of prescriptions being filled by patients and product price increases implemented during the course of 2013. The increase in product sales discounts and allowances during the three months ended September 30, 2013 was partially offset by a $2,378 benefit resulting from the renegotiation of a managed care contract and from sales channel mix. We expect our sales discounts and allowances as a percent of gross product sales to be in the 35-40% range in subsequent periods as we will not benefit from the managed care contract adjustment made in the third quarter of 2013. The following table presents our sales discounts and allowances for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Gross product sales	$31,524	$7,311

Customer discounts and rebates	(1,423)	306
Co-pay assistance	4,027	326
Government rebates and chargebacks	1,802	40
Product returns and prompt pay allowances	900	118
Sales discounts and allowances	5,306	790
Product sales, net	$26,218	$6,521
Sales discounts and allowances, as a percent of gross product sales	17%	11%

Cost of Goods Sold. Cost of goods sold during the three months ended September 30, 2013 was $5,313, an increase of $1,503 compared to cost of goods sold of $3,810 during the three months ended September 30, 2012. The increase in cost of goods sold during the three months ended September 30, 2013 was primarily due to increased DUEXIS product sales and RAYOS product sales during the three months ended September 30, 2013 with no corresponding RAYOS sales during the third quarter of 2012, partially offset by lower LODOTRA cost of sales in the third quarter of 2013 due to lower product shipments to Mundipharma.

Research and Development Expenses. Research and development expenses during the three months ended September 30, 2013 were $2,154, a decrease of $1,642 compared to research and development expenses of $3,796 during the three months ended September 30, 2012. The decrease in research and development expenses during the third quarter of 2013 was primarily associated with the classification of $1,161 in medical affairs expenses to sales and marketing expenses and a $319 reduction in quality control expenses associated with our Swiss subsidiary, Horizon Pharma AG. During the first quarter of 2013, in connection with the full commercial launch of RAYOS, we began to classify our medical affairs expenses, which now consist of expenses related to scientific publications, health outcomes, biostatistics, medical education and information, and medical communications, as sales and marketing expenses.  Prior to the full commercial launch of RAYOS in late January 2013, medical affairs expenses were classified as part of research and development expenses.

Sales and Marketing Expenses. Sales and marketing expenses during the three months ended September 30, 2013 were $15,621, an increase of $2,670 compared to sales and marketing expenses of $12,951 during the three months ended September 30, 2012. The increase in sales and marketing expenses during the three months ended September 30, 2013 was primarily attributable to an increase of $2,887 in salaries and benefits expenses due to the increase in staffing of our field sales force and the inclusion of $1,161 of medical affairs expenses in sales and marketing expenses, partially offset by a $1,294 reduction in marketing and commercialization costs compared to the same period in the prior year which included substantial launch and prelaunch spending.

General and Administrative Expenses. General and administrative expenses during the three months ended September 30, 2013 were $5,874, an increase of $1,196 compared to general and administrative expenses of $4,678 during the three months ended September 30, 2012. The increase in general and administrative expenses during the third quarter of 2013 was primarily associated with an increase of $527 related to intellectual property related matters, a $298 increase in salaries and benefits expenses associated with higher administrative headcount compared to the prior year period and a $274 increase in legal and consulting expenses.

Interest Expense, Net. Interest expense, net was $3,601 during the three months ended September 30, 2013, an increase of $262 compared to interest expense, net of $3,339 during the three months ended September 30, 2012. The increase in interest expense was primarily due to higher debt discount expenses associated with a September 2012 amendment under our $60,000 senior secured loan facility with a group of institutional investors, or Senior Secured Loan, entered into in February 2012, partially offset by lower borrowing balances under the Senior Secured Loan as a result of principal debt repayments made during 2013.

Foreign Exchange Gain/(Loss). During the three months ended September 30, 2013 and 2012, we reported a foreign exchange gain of $1,118 and $588, respectively. The increase in foreign exchange gain during the three months ended September 30, 2013 was primarily the result of the impact of a strengthening of the Euro against the U.S. dollar at Horizon Pharma AG during the three months ended September 30, 2013.

Income Tax Benefit. During the three months ended September 30, 2013, we reported income tax expense of $265 compared to an income tax benefit of $4,512 during the three months ended September 30, 2012. The decrease in income tax benefit was primarily due to a reduction in our deferred tax assets associated with lower projected pre-tax operating losses and a one-time tax benefit recorded in the prior year period. During the third quarter of 2012, we recorded a one-time tax income benefit of $4,258 related to a reduction in our deferred tax asset positions resulting from the reclassification of our indefinite-lived in-process research and development, or IPR&D, asset to a finite-lived intangible asset.

Net Loss. Net loss during the three months ended September 30, 2013 was $5,492, a decrease of $11,461 from a net loss of $16,953 during the three months ended September 30, 2012 primarily as a result of the increase in sales and related gross profits, partially offset by an increase in expenses as described above.

Comparison of Nine Months Ended September 30, 2013 and 2012

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

	Nine Months Ended September 30,		Increase / (Decrease)
	2013	2012
Gross sales	$59,859	$14,827	$45,032
Sales discounts and allowances	(12,216)	(1,942)	(10,274)
Net sales	47,643	12,885	34,758
Cost of goods sold	13,077	8,732	4,345
Gross profit	34,566	4,153	30,413

Operating expenses
Research and development	7,185	12,098	(4,913)
Sales and marketing	48,475	34,466	14,009
General and administrative	15,998	14,436	1,562
Total operating expenses	71,658	61,000	10,658

Operating loss	(37,092)	(56,847)	(19,755)

Other (expense) income
Interest expense, net	(10,646)	(11,081)	(435)
Foreign exchange gain (loss)	667	(312)	(979)
Other expense	—	(56)	(56)
Total other expense, net	(9,979)	(11,449)	(1,470)

Loss before benefit for income taxes	(47,071)	(68,296)	(21,225)
Benefit for income taxes	(967)	(4,835)	(3,868)
Net loss	$(46,104)	$(63,461)	$(17,357)

Sales. During the nine months ended September 30, 2013, gross and net sales were $59,859 and $47,643, respectively, compared to $14,827 and $12,885 in gross and net sales, respectively, during the nine months ended September 30, 2012. DUEXIS gross and net sales during the nine months ended September 30, 2013 were $50,973 and $39,353, respectively, after deducting sales discounts and allowances of $5,291 and co-pay assistance costs of $6,329, and represented 85% of gross sales and 83% of net sales during the first nine months of 2013, compared to gross and net sales of $6,177 and $5,074, respectively, during the nine months ended September 30, 2012. The increase in DUEXIS sales during the nine months ended September 30, 2013 compared to the same period in the prior year was primarily the result of our expanded sales force in addition to product price increases implemented during the course of 2013.

RAYOS gross and net sales were $3,403 and $2,956, respectively, during the nine months ended September 30, 2013 after deducting sales discounts and allowances of $248 and co-pay costs of $199 compared to no RAYOS sales during the nine months ended September 30, 2012 as the product was launched in late 2012.

LODOTRA gross and net sales during the nine months ended September 30, 2013 were $5,483 and $5,334, respectively, after deducting trade allowances of $149, compared to gross and net sales of $8,650 and $7,811, respectively, during the nine months ended September 30, 2012. The decrease in LODOTRA sales during the nine months ended September 30, 2013 compared to the same period in the prior year was the result of lower product shipments to our European distribution partner, Mundipharma, and a decline in the recognition of deferred revenues related to product previously shipped and invoiced to Mundipharma at contract minimum prices and where the contractual price adjustment period has passed.

Sales discounts and allowances. During the nine months ended September 30, 2013, sales discounts and allowances were $12,216 compared to $1,942 during the nine months ended September 30, 2012. As a percentage of gross product sales, sales discounts and allowances increased to 20% during the nine months ended September 30, 2013 compared to 13% during the nine months ended September 30, 2012. The increase in sales discounts and allowances was attributable to a significant increase in product sales during the nine months ended September 30, 2013, which resulted in a corresponding increase in customer discounts, prompt pay allowances and customer rebates. Additionally, co-pay assistance costs increased $5,800 during the nine months ended September 30, 2013 compared to the same period in the prior year as a result of a larger number of prescriptions being filled by patients and product price increases implemented during the course of 2013. Partially offsetting the increase in product sales discounts and allowances during the nine months ended September 30, 2013 was a $2,378 benefit recorded during the third quarter of 2013 associated with the renegotiation of a managed care contract and from sales channel mix. The following table presents our sales discounts and allowances for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Gross product sales	$59,859	$14,827

Customer discounts and rebates	912	846
Co-pay assistance	6,528	728
Government rebates and chargebacks	3,329	77
Product returns and prompt pay allowances	1,447	291
Sales discounts and allowances	12,216	1,942
Product sales, net	$47,643	12,885

Sales discounts and allowances, as a percent of gross product sales	20%	13%

Cost of Goods Sold. Cost of goods sold during the nine months ended September 30, 2013 was $13,077, an increase of $4,345 compared to cost of goods sold of $8,732 during the nine months ended September 30, 2012. The increase in cost of goods sold during the nine months ended September 30, 2013 was primarily due to increased DUEXIS product sales during the nine months ended September 30, 2013 and RAYOS product sales during the nine months ended September 30, 2013 with no corresponding RAYOS sales during the nine months ended September 30, 2012, partially offset by lower LODOTRA cost of sales during the nine months ended September 30, 2013 due to lower product shipments to Mundipharma.

Research and Development Expenses. Research and development expenses during the nine months ended September 30, 2013 were $7,185, a decrease of $4,913 compared to research and development expenses of $12,098 during the nine months ended September 30, 2012. The decrease in research and development expenses during the nine months ended September 30, 2013 was primarily associated with the classification of $3,758 in medical affairs expenses to sales and marketing expenses, a $604 decrease in consulting fees and a $572 decrease in regulatory and clinical trial expenses. During the first quarter of 2013, in connection with the full commercial launch of RAYOS, we began to classify our medical affairs expenses, which now consist of expenses related to scientific publications, health outcomes, biostatistics, medical education and information, and medical communications, as sales and marketing expenses.  Prior to the full commercial launch of RAYOS in late January 2013, medical affairs expenses were classified as part of research and development expenses.

Sales and Marketing Expenses. Sales and marketing expenses during the nine months ended September 30, 2013 were $48,475, an increase of $14,009 compared to sales and marketing expenses of $34,466 during the nine months ended September 30, 2012. The increase in sales and marketing expenses during the nine months ended September 30, 2013 was primarily attributable to an increase of $11,663 in salaries and benefits expenses due to the expansion of our field sales force during 2013 and the inclusion of $3,758 of medical affairs expenses to sales and marketing expenses, partially offset by a $1,290 decrease in marketing and commercialization expenses.

General and Administrative Expenses. General and administrative expenses during the nine months ended September 30, 2013 were $15,998, an increase of $1,562 compared to general and administrative expenses of $14,436 during the nine months ended September 30, 2012. The increase in general and administrative expenses during the nine months ended September 30, 2013 was primarily associated with an increase of $735 related to intellectual property related matters, a $834 increase in salaries and benefits expenses associated with higher administrative headcount compared to the prior year period, and a $486 increase in facilities expenses, partially offset by a $517 reduction in consulting related expenses.

Interest Expense, Net. Interest expense, net was $10,646 during the nine months ended September 30, 2013, a decrease of $435 compared to interest expense, net of $11,081 during the nine months ended September 30, 2012. The decrease in interest expense was primarily associated with lower average borrowing balances under our Senior Secured Loan during 2013 as a result of principal debt repayments made during the nine months ended September 30, 2013, partially offset by higher debt discount expenses as a result of incremental costs associated with the amendment to our Senior Secured Loan in the third quarter of 2012. Additionally, during the nine months ended September 30, 2012, we incurred approximately $2,500 in prepayment and end of loan payments associated with the extinguishment of prior debt facilities.

Foreign Exchange Gain/(Loss). During the nine months ended September 30, 2013, we reported a foreign exchange gain of $667 compared to a foreign exchange loss of $312 during the nine months ended September 30, 2012. The foreign exchange gain was the result of a reduction in U.S. dollar denominated transactions for our Horizon Pharma AG subsidiary in addition to a strengthening of the Euro against the U.S. dollar during the nine months ended September 30, 2013.

Income Tax Benefit. During the nine months ended September 30, 2013, income tax benefit was $967, a decrease of $3,868, compared to an income tax benefit of $4,835 during the nine months ended September 30, 2012. The decrease in income tax benefit during the nine months ended September 30, 2013 was primarily associated with the $4,258 income tax benefit adjustment recorded during the third quarter of 2012, partially offset by a higher income tax benefit recorded during the nine months ended September 30, 2013 associated with an increase in intangible amortization expense. The increase in intangible amortization was incurred in connection with the FDA approval of RAYOS on July 26, 2012, which required us to reclassify our IPR&D indefinite-lived intangible asset to a finite-lived intangible asset. The reclassification of our IPR&D indefinite-lived intangible asset to a finite-lived intangible asset required us to begin amortizing this asset, which resulted in additional income tax benefits due to our deferred tax liability position.

Net Loss. Net loss during the nine months ended September 30, 2013 was $46,104, a decrease of $17,357 from a net loss of $63,461 during the nine months ended September 30, 2012 primarily as a result of the increase in DUEXIS product sales and gross profits, and the launch of RAYOS in 2013, partially offset by an increase in expenses as described above.

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

Customer-Related Accruals and Allowances

DUEXIS/RAYOS Product Sales Discounts and Allowances

Prior to the fourth quarter of 2012, we recorded DUEXIS sales to wholesale pharmaceutical distributors and retail chains as deferred revenue. Allowances for product returns, rebates and discounts were also deferred at the time of sale to wholesale pharmaceutical distributors and national and regional retail chains. These deferred expenses were recognized to arrive at net product sales at the time the related revenue was recognized. In the fourth quarter of 2012, we began recognizing revenue at the point of sale to our wholesale pharmaceutical distributors and retail chains, at which point the associated allowances for product returns, rebates and allowances were also recognized. We are required to make significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.

Customer Discounts and Rebates

Product Launch Discounts

We have offered additional discounts to wholesale distributors for product purchased at the time of product launch. We have recorded these discounts as an allowance against accounts receivable and a reduction of revenue when orders were placed.

Customer Rebates

We participate in certain commercial rebate programs. Under these rebate programs, we pay a rebate to the commercial entity or third-party administrator of the program. We accrue estimated rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel and record the rebate as a reduction of revenue.

Government Rebates and Chargebacks

Government Rebates

We participate in certain federal government rebate programs, such as Medicare and Medicaid. We accrue estimated rebates based on estimated percentages of product sold to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be sold to qualified patients and record the rebate as a reduction of revenue.

Government Chargebacks

We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesale pharmaceutical distributors at a discounted price, and the wholesale pharmaceutical distributors then charge back to us the difference between the current retail price and the contracted price that the federal entities paid for the product.

We accrue estimated chargebacks based on contract prices and sell-through sales data obtained from third party information and record the chargeback as a reduction of revenue.

Co-Pay Assistance

We offer discount card programs to patients under which the patient receives a discount on his or her prescription. We reimburse pharmacies for this discount through a third-party vendor. We record the total amount of estimated discounts for sales recorded in the period as a reduction of revenue.

Returns and Prompt Pay Allowances

Sales Returns

Consistent with industry practice, we maintain a return policy that allows customers to return product within a specified period prior to and subsequent to the product expiration date. Generally, product may be returned for a period beginning six months prior to its expiration date and up to one year after its expiration date. The right of return expires on the earlier of one year after the product expiration date or the time that the product is dispensed to the patient. The majority of our product returns are the result of product dating, which falls within the range set by our policy, and are settled through the issuance of a credit to the customer. Our estimate of the provision for returns is based upon our historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which our customer may return product. This period is known to us based on the shelf lives of our products at the time of shipment. We record sales returns as an allowance against accounts receivable and a reduction of revenue.

Prompt Pay Discounts

As an incentive for prompt payment, we offer a 2% cash discount to customers. We expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a reduction of revenue.

The following table summarizes our customer-related accruals and allowances as of September 30, 2013:

	Customer Discounts and Rebates	Co-Pay Assistance	Government Rebates and Chargebacks	Returns and Prompt Pay Allowances	Total
Balance at December 31, 2012	$1,455	$422	$321	$77	$2,275
Current provisions relating to sales in current year	908	6,020	3,331	1,274	11,533
Adjustments relating to prior years	—	—	—	—	—
Payments/returns relating to sales in current year	(344)	(3,174)	(1,424)	(754)	(5,696)
Payments/returns relating to sales in prior years	(763)	(132)	(38)	(193)	(1,126)
Balance at September 30, 2013	$1,256	$3,136	$2,190	$404	$6,986

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

Cost of goods sold for RAYOS includes all costs directly related to the acquisition of product from our third party manufacturers, including freight charges, manufacturing overhead costs, amortization of developed technology, royalty payments to third parties for the use of certain licensed patents and applicable taxes. Also included in cost of goods sold are distribution service fees paid to wholesalers for distribution and inventory management services.

Cost of goods sold for LODOTRA includes all costs directly related to the manufacture and delivery of product and out-licensing of distribution and marketing rights to third parties. The costs in connection with product delivery to our distribution partners consist of raw material costs, costs associated with third parties who manufacture LODOTRA for us, supply chain costs, manufacturing overhead costs, amortization of developed technology, royalty payments to third parties for the use of certain licensed patents and applicable taxes.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of September 30, 2013, we had an accumulated deficit of $354,215. We anticipate that we will continue to incur net losses until such time as the revenues we generate from DUEXIS and RAYOS/LODTORA or any products we may acquire or in-license are sufficient to cover our operating expenses. We expect that our sales and marketing expenses will continue to increase moderately as a result of our commercialization of DUEXIS and RAYOS/LODOTRA. As a result, we will need to generate significant net product sales, and royalty and other revenues to achieve profitability.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes. As of September 30, 2013, we had $58,650 in cash and cash equivalents. In February 2012, we entered into the $60,000 Senior Secured Loan. Under the terms of the Senior Secured Loan, the outstanding principal accrues interest until maturity in January 2017 at a rate of 17% per annum, payable quarterly unless repaid earlier. The Senior Secured Loan allows us to pay the full 17% interest when due or pay 12% interest in cash and the remaining 5% interest in the form of incremental debt. We may prepay the loan at any time, subject to certain prepayment premiums. In connection with the Senior Secured Loan, we also issued warrants to the lenders to purchase up to an aggregate of approximately 3,277,191 shares of our common stock at an exercise price of $0.01 per share. The warrants became exercisable 180 days after issuance and will remain exercisable until the maturity date of the Senior Secured Loan on January 22, 2017, subject to limited exceptions. The Senior Secured Loan is secured by a lien covering substantially all of our assets including intellectual property in addition to a pledge of all of our equity interests in Horizon Pharma USA, Inc. and 65% of our equity interests in Horizon Pharma AG.

The Senior Secured Loan restricts our ability to incur additional indebtedness, incur liens, pay dividends and engage in significant business transactions, such as a change of control, so long as we owe any amounts to the lenders under the related loan agreements. If we default under our Senior Secured Loan, our lenders may accelerate all of our repayment obligations and take control of our pledged assets. Our lenders could declare us in default under our debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect upon us as defined under the loan agreements, thereby requiring us to repay the loans immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Among other loan covenant requirements, the Senior Secured Loan requires us to maintain a minimum level of liquidity of at least $10,000 at all times during the term of the loan unless our quarterly consolidated EBITDA is at least $6,000 and to meet specified minimum net revenues during a trailing 12 month period commencing on June 30, 2012. The negative covenants include, among other things, restrictions on transferring or licensing our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions and creating other liens on our assets, in each case subject to customary exceptions. During 2012, we paid 12% interest in cash and elected to add the remaining 5% interest due of $1,842 to the principal loan balance as payment in kind borrowings. During 2013, we paid 12% interest in cash and elected to add the remaining 5% interest due of $2,298 as of September 30, 2013 to the principal loan balance as payment in kind borrowings.

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

At September 30, 2013, the outstanding balance on the Senior Secured Loan was $56,184 and we were in compliance with all applicable financial covenants under the Senior Secured Loan as amended. The inability to meet the covenants under the loan facility could have an adverse impact on our financial position and results of operations. These uncertainties and lack of commercial operating history raise substantial doubt about our ability to continue as a going concern. Additionally, our ability to comply with the operating and financial covenants under the Senior Secured Loan in future periods will be dependent on several factors including: the continued growth of the arthritis, pain and inflammation markets; acceptance of our products by patients, primary care specialists and other key specialists, including rheumatologists, orthopedic surgeons and pain specialists; the level of sales discounts and allowances we maintain for our products; and potential or perceived advantages or disadvantages of our products over alternative treatments, including cost of treatment and relative convenience and ease of administration. Changes in key markets or our inability to execute our operating plan could result in non-compliance with our operating and financial covenants which may adversely affect our cost of financing or cause an acceleration of our debt obligations.

Beginning in April 2013, and for each quarter thereafter, the lenders have the option to require us to repay $3,978 of the loan principal. In March 2013, one of the lenders notified us of its election to request a partial repayment of the loan principal, effective on the April 1, 2013 interest payment date and for each payment thereafter unless written notice is provided to us. In March 2013 and June 2013, a second lender notified us of its election to request a partial repayment of the loan principal, effective on the April 1, 2013 and July 1, 2013 interest payment dates, respectively. Accordingly, on April 1, 2013, we made a payment of $5,836, which consisted of $3,978 in principal and $1,858 in interest. Additionally, on July 1, 2013, we made a payment of $5,761, which consisted of $3,978 in principal and $1,783 in interest. In September 2013, we were notified by the first lender mentioned above of its election to rescind its on-going request of a partial repayment of the loan principal, effective starting with the fourth quarter of 2013. To the extent that we are required to make on-going quarterly prepayments of principal under the Senior Secured Loan, we may be required to seek additional funding earlier than we otherwise would in order to sustain our operations as well as maintain compliance with our minimum liquidity requirements under the Senior Secured Loan.

In August 2012, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may sell common stock in at-the-market, or ATM, offerings under our registration statement on Form S-3, which became effective on August 9, 2012. Subject to the terms and conditions of the sales agreement, Cowen will use its commercially reasonable efforts to sell on our behalf any shares of common stock requested to be sold by us. Cowen and we each have the right, by giving written notice as specified in the sales agreement, to terminate the sales agreement in each party’s sole discretion at any time. The aggregate compensation payable to Cowen as sales agent will not exceed 3.0% of the gross sales price of the shares sold through it pursuant to the sales agreement. On March 25, 2013, we requested that Cowen begin to make sales under the sales agreement and provided them both daily volume and minimum price restrictions under which they could sell our common stock. During July 2013, Cowen sold 1,182,414 shares of our common stock for gross proceeds of $3,061 and net proceeds of $2,969, after deducting $92 in commissions and other issuance costs. Cowen has not sold shares under the ATM since July 2013 and as of September 30, 2013, Cowen had sold a cumulative total of 2,448,575 shares of our common stock with gross proceeds to us of $6,238 and we had $21,152 of common stock available for future issuance under the ATM sales agreement, after giving effect to the limited amount of securities registered under our shelf registration statement associated with the ATM sales agreement.

We are required to maintain compliance with applicable Swiss laws with respect to our Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. We review on a regular basis whether our Swiss subsidiary is overindebted. As of September 30, 2013, our Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. We will continue to monitor and review steps to address any overindebtedness until such time as our Swiss subsidiary may generate positive income at a statutory level, which could require us to have cash at our Swiss subsidiary in excess of its near term operating needs and could affect our ability to have sufficient cash at our U.S. subsidiary to meet its near term operating needs. As of September 30, 2013, Horizon Pharma AG had $1,290 in cash and cash equivalents. Based upon the cash and cash equivalents held by our Swiss subsidiary as of September 30, 2013 and its level of overindebtedness at such time, we do not expect that our financial position or results of operations will be materially affected by any need to address overindebtedness at our Swiss subsidiary. To date, the overindebtedness of our Swiss subsidiary has not resulted in the need to divert material cash resources from our U.S. subsidiary.

The following table provides a summary of our cash flows for the nine months ended September 30, 2013 and 2012, as follows:

	Nine Months Ended September 30,
	2013	2012
Cash and cash equivalents	58,650	$63,460
Cash (used in) provided by :
Operating activities	(43,109)	(59,473)
Investing activities	(643)	(1,062)
Financing activities	(1,745)	164,186

Sources and Uses of Cash

Operating Cash Flows

During the nine months ended September 30, 2013 and 2012, net cash used in operating activities was $43,109 and $59,473, respectively. The decrease in net cash used in operating activities compared to the prior year period was primarily attributable to an increase in cash flows associated with higher product sales during the nine months ended September 30, 2013, which was partially offset by additional cash used in operating activities related to increases in our working capital requirements, such as for accounts receivable and inventories due to our increased product sales.

Investing Cash Flows

During the nine months ended September 30, 2013 and 2012, net cash flows used in investing activities was $643 and $1,062, respectively. The decrease in net cash flows used in investing activities compared to the prior year period was due to capital expenditures related to computer and equipment expenses associated with the initial expansion of our field sales force during the third quarter of 2012.

Financing Cash Flows

During the nine months ended September 30, 2013, net cash used in financing activities was $1,745, compared to net cash provided by financing activities of $164,186 during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we repaid $7,956 in principal under our Senior Secured Loan. Additionally, we sold 2,448,575 shares of our common stock through ATM offerings for gross proceeds of $6,238 and net proceeds of $5,998, after deducting $240 in commissions and other issuance costs. During the nine months ended September 30, 2012, net cash provided by financing activities was $164,186 and was primarily associated with debt refinancing and equity offerings completed. In February 2012, we entered into our $60,000 Senior Secured Loan. As part of the closing of the Senior Secured Loan, we repaid outstanding principal under prior existing debt facilities totaling $19,730. In March 2012, we received gross proceeds of $50,820 and net proceeds of $47,475, after deducting $3,345 in issuance costs, from the sale of 14,033,829 shares of our common stock and warrants to purchase an aggregate of 3,508,448 shares of our common stock to certain institutional and accredited investors in a private equity placement. In September 2012, we received gross proceeds of $86,236 and net proceeds of $80,961 after deducting $5,275 in issuance costs from the sale of 24,638,750 shares of common stock and warrants to purchase an aggregate of 12,319,375 shares of common stock to certain institutional and accredited investors in a public offering.

Contractual Obligations

During the three months ended September 30, 2013, there were no material changes outside of the ordinary course of business to our contractual obligations.

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

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. Our top three customers, Mundipharma, McKesson Corporation and Cardinal Health, Inc., accounted for approximately 83% of total consolidated gross sales during the year ended December 31, 2012. During the nine months ended September 30, 2013, our top three customers, McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen, accounted for approximately 76% of total consolidated gross sales. In addition, three customers, Cardinal Health, Inc., Walgreen Company and McKesson Corporation, accounted for approximately 77% of our total outstanding accounts receivable balances at December 31, 2012. At September 30, 2013, three customers, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen, accounted for approximately 91% of our total outstanding accounts receivable balances. Historically, we have not experienced any losses related to our accounts receivable balances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 15, 2012, we received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc. advising that Par Pharmaceutical, Inc. had filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. In March 2012, we filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc., or collectively Par, for filing an ANDA against DUEXIS and seeking an injunction to prevent the approval of Par’s ANDA and/or preventing Par from selling a generic version of DUEXIS. In January 2013, we filed a second suit against Par in the United States District Court for the District of Delaware claiming patent infringement of additional patents that have been issued for DUEXIS and seeking an injunction to prevent the approval of Par’s ANDA and/or preventing Par from selling a generic version of DUEXIS.

On August 21, 2013, we entered into a Settlement Agreement, or Settlement Agreement, and License Agreement, or License Agreement, with Par relating to our patent infringement litigation.  The Settlement Agreement provides for a full settlement and release by both us and Par of all claims that were or could have been asserted in the litigation and that arise out of the specific patent issues that were the subject of the litigation, including all resulting damages or other remedies.

Under the License Agreement, we granted Par a non-exclusive license (that is only royalty-bearing in some circumstances) to manufacture and commercialize Par’s generic version of DUEXIS in the U.S. after the Generic Entry Date (as defined below) and to take steps necessary to develop inventory of, and obtain regulatory approval for, but not commercialize, Par’s generic version of DUEXIS prior to the Generic Entry Date, or collectively the License. The License covers all patents owned or controlled by us during the term of the License Agreement that would, absent the License, be infringed by the manufacture, use, sale, offer for sale, or importation of Par’s generic version of DUEXIS in the U.S. Unless terminated sooner pursuant to the terms of the License Agreement, the License will continue until the last to expire of the licensed patents and/or applicable periods of regulatory exclusivity.

Under the License Agreement, the Generic Entry Date is January 1, 2023; however, Par may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of potential future third party DUEXIS patent litigation, the entry of other third party generic versions of DUEXIS or certain specific changes in DUEXIS market conditions. Only in the event that Par enters the DUEXIS market due to the specified changes in DUEXIS market conditions will the license become royalty-bearing, with the royalty obligations ceasing upon the occurrence of one of the other events that would have allowed Par to enter the DUEXIS market.

Under the License Agreement, we also agreed not to sue or assert any claim against Par for infringement of any patent or patent application owned or controlled by us during the term of the License Agreement based on the manufacture, use, sale, offer for sale, or importation of Par’s generic version of DUEXIS in the U.S.

The License Agreement may be terminated by us if Par commits a material breach of the agreement that is not cured or curable within 30 days after we provide notice of the breach. We may also terminate the License Agreement immediately if Par or any of its affiliates initiate certain challenges to the validity or enforceability of any of the licensed patents or their foreign equivalents. In addition, the License Agreement will terminate automatically upon termination of the Settlement Agreement.

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

On July 15, 2013, we received a Paragraph IV Patent Certification from Watson Laboratories, Inc.—Florida, or Watson, advising that Watson had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On August 26, 2013, we, together with Jagotec AG, or Jagotec, filed suit in the United States District Court for the District of New Jersey against Watson, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc., or collectively WLF, seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124, and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg, and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or invalid.

On or about August 12, 2013, we received a Notice of Opposition to a European patent covering LODOTRA, EP 2049123, filed by Laboratorios Liconsa, S.A. In the European Union, the grant of a patent may be opposed by one or more private parties.

On September 12, 2013, we received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc. advising that Par Pharmaceutical, Inc. had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Par Pharmaceutical, Inc. has not advised us as to the timing or status of the FDA’s review of its filing. On October 22, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Par seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Par has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124 and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. Our commencement of the patent infringement lawsuit stays, or bars, FDA approval of Par’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or invalid.

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

Risks Related to Our Business and Industry

Our ability to generate revenues from our products will be subject to attaining significant market acceptance among physicians, patients and healthcare payers.*

DUEXIS® and RAYOS®/LODOTRA®, and other product candidates that we may develop, acquire, or in-license, may not attain market acceptance among physicians, patients, healthcare payers or the medical community. In the U.S. market, we began selling DUEXIS in December 2011 and announced in October 2012 that we had completed the expansion of our sales force. We began commercial sales of RAYOS, which was approved by the U.S. Food and Drug Administration, or FDA, in July 2012, to a subset of rheumatologists in the fourth quarter of 2012 with the full launch to the majority of U.S. rheumatologists and key primary care physicians in late January 2013. Outside the U.S., LODOTRA has been sold in a limited number of countries. Sales of DUEXIS and LODOTRA have been limited to date outside the U.S. and sales may not grow to expected levels, in part because, with respect to LODOTRA, we depend on our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, for commercialization outside the U.S. With respect to DUEXIS, we have only received marketing approval in the United Kingdom, or UK, thus far, and even if it is approved in other European countries, we do not expect the opportunity in Europe to be material to our business given the current state of the market in Europe for pain products and the revenue being generated by existing branded non-steroidal anti-inflammatory drugs, or NSAIDs, in Europe. We believe that the degree of market acceptance and our ability to generate revenues from our products will depend on a number of factors, including:

•	timing of market introduction of our products as well as competitive drugs;

•	efficacy and safety of our products;

•	continued projected growth of the arthritis, pain and inflammation markets;

•	prevalence and severity of any side effects;

•	acceptance by patients, primary care specialists and key specialists, including rheumatologists, orthopedic surgeons and pain specialists;

•	the performance of our distribution partners, over which we have limited control;

•	potential or perceived advantages or disadvantages of our products over alternative treatments, including cost of treatment and relative convenience and ease of administration;

•	strength of sales, marketing and distribution support;

•	the price of our products, both in absolute terms and relative to alternative treatments;

•	impact of past and future product price increases;

•	the effect of current and future healthcare laws;

•	availability of coverage and adequate reimbursement and pricing from government and other third-party payers; and

•	product labeling or product insert requirements of the FDA or other regulatory authorities.

With respect to DUEXIS, studies indicate that physicians do not commonly co-prescribe gastrointestinal, or GI, protective agents to high-risk patients taking NSAIDs. We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs of the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions. If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS will be limited. Some physicians may also be reluctant to prescribe DUEXIS due to the inability to vary the dose of ibuprofen or if they believe treatment with NSAIDs or GI protective agents other than ibuprofen and famotidine, including those of our competitors, would be more effective for their patients. With respect to both DUEXIS and RAYOS/LODOTRA, their higher cost compared to the generic forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers. If DUEXIS, RAYOS/LODOTRA or any other product candidates that we may seek approval for, acquire or in-license fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects.

Our current business plan is highly dependent upon our ability to successfully execute on our sales and marketing strategy for the commercialization of DUEXIS and RAYOS/LODOTRA. If we are unable to successfully execute on our sales and marketing strategy, we may not be able to generate significant product revenues or execute on our business plan.*

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercial launches of DUEXIS and RAYOS in the U.S. market. We may not be able to successfully commercialize either DUEXIS or RAYOS in the U.S. Prior to our commercial launch of DUEXIS in the U.S. in December 2011, we did not have any experience commercializing pharmaceutical products on our own. LODOTRA was commercially launched in Europe by our exclusive distribution partners Merck Serono and Mundipharma. In order to commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Although we have expanded our sales force to approximately 175 sales representatives, we currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market these products and any additional products we may acquire or in-license will be expensive and time-consuming and could delay any product launch. Nor can we be certain that we will be able to continue to successfully develop this capability. As a result of the evolving role of various constituents in the prescription decision making process, we adjusted the profile of the sales representatives we hire from those with traditional pharmaceutical sales experience to those with successful business to business experience. For example, we have faced challenges due to pharmacists increasingly switching a patient’s intended prescription from DUEXIS to a generic or over the counter brand. We have faced similar challenges for RAYOS with respect to generic brands. While we believe the new profile of our representatives is better suited for this evolving environment, we cannot be certain that our representatives will be able to successfully protect DUEXIS and RAYOS prescriptions or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel. To the extent we rely on additional third parties to commercialize any approved products, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts. In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization, we would not be able to commercialize our product candidates and execute on our business plan. If we are unable to successfully implement our commercial plans and drive adoption by patients and physicians of any approved products through our sales, marketing and commercialization efforts, or if our partners fail to successfully commercialize our products, then we will not be able to generate sustainable revenues from product sales which will have a material adverse effect on our business and prospects.

We are highly dependent on the success of DUEXIS and RAYOS/LODOTRA, and we may not be able to successfully commercialize these products. Failure to do so may adversely impact our existing debt facility and/or access to capital.*

To date, we have expended significant time, resources and effort on the development of DUEXIS and RAYOS, and a substantial majority of our resources are now focused on the commercialization of DUEXIS and RAYOS in the U.S. Our ability to generate significant product revenues and to achieve commercial success in the near term will initially depend almost entirely on our ability to successfully commercialize DUEXIS and RAYOS in the U.S. DUEXIS has been approved for marketing in the UK but is not yet approved in any other countries in Europe and therefore, unless we obtain regulatory approval in other countries, DUEXIS may not be commercialized to any significant extent outside of the U.S. Even if DUEXIS is approved in other European countries, we do not expect the opportunity in Europe to be material to our business given the current state of the market in Europe for pain products and the revenue being generated by existing branded NSAIDs in Europe. Our initial strategy for RAYOS is to solely focus on the rheumatology indications approved for RAYOS where our Phase 3 clinical trial data supports our commercial plans. We initially launched RAYOS in the United States to a subset of rheumatologists in the fourth quarter of 2012, and the full launch to the majority of U.S. rheumatologists and key primary care physicians occurred in late January 2013. Although LODOTRA is approved for marketing in more than 30 countries outside the U.S., to date it has only been marketed in a limited number of countries. While we anticipate that LODOTRA will be marketed in additional countries as our distribution partner, Mundipharma, formulates its reimbursement strategy, the ability to market LODOTRA in additional countries will depend on Mundipharma’s ability to obtain reimbursement approvals in these countries. Even if we obtain additional marketing and reimbursement approvals, our product revenues in Europe are entirely dependent upon the marketing efforts of our exclusive distribution partner, over which we have no control. Before we can market and sell these products in a particular jurisdiction, we need to obtain necessary regulatory approvals (from the FDA in the U.S. and from similar foreign regulatory agencies in other jurisdictions) and in some jurisdictions, reimbursement authorization. There are no guarantees that we or our commercialization partners will obtain any additional regulatory approvals for our products. Even if we or our commercialization partners obtain additional regulatory approvals, we may never generate significant revenues from any commercial sales of our products. If we fail to successfully commercialize DUEXIS or RAYOS, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

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

While we anticipate that LODOTRA will be marketed in additional countries as Mundipharma formulates its reimbursement strategy, the ability to market LODOTRA in additional countries will depend on Mundipharma’s ability to obtain regulatory and reimbursement approvals in these countries. Similarly, our ability to market DUEXIS outside of the U.S. will depend on obtaining regulatory and reimbursement approval in any country where DUEXIS may be marketed. However, certain countries have a very difficult reimbursement environment and we may not obtain reimbursement approval in all countries where DUEXIS may be marketed, or we may obtain reimbursement approval at a level that would make marketing DUEXIS in certain countries not viable.

Our limited history of commercial operations makes evaluating our business and future prospects difficult, and may increase the risk of any investment in our common stock.*

We have two products approved in the U.S., one product with broad approval for commercial sale in Europe, and another product approved only for commercial sale in the UK thus far. RAYOS/LODOTRA has been approved in the U.S. and over 30 other countries, including Australia, Korea, Israel and select countries within Europe. However, we have a limited history of marketing LODOTRA through our distribution partners, and LODOTRA is not yet marketed in all of the countries where it has been approved. DUEXIS was approved in the U.S. on April 23, 2011, and in March 2013 we announced we were granted marketing authorization for DUEXIS in the UK, and we have generated limited revenues for DUEXIS to date. We only began the commercial sale of RAYOS in the U.S. in the fourth quarter of 2012. We face considerable risks and difficulties as a company with limited commercial operating history, particularly as a consolidated entity with operating subsidiaries that also have limited operating histories. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. Our limited commercial operating history makes it particularly difficult for us to predict our future operating results and appropriately budget for our expenses. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. For example, our Senior Secured Loan includes certain performance covenants, including minimum trailing twelve month revenue covenants at each quarter end. Should we not meet these quarterly minimum revenue covenants, in addition to an increase in the interest rate payable under the loan facility, the lenders have the right to demand repayment of the obligations under the loan. There can be no assurance that we will be able to satisfy the operating and financial covenants under the Senior Secured Loan, as amended, for future periods. We also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if we were unable to meet the minimum quarterly revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on our financial position and results of operations.

We rely on third parties to manufacture commercial supplies of DUEXIS and RAYOS/LODOTRA, and we intend to rely on third parties to manufacture commercial supplies of any other approved products. The commercialization of any of our products could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.*

The facilities used by our third-party manufacturers to manufacture our products and product candidates must be approved by the applicable regulatory authorities. We do not control the manufacturing processes of third-party manufacturers and are currently completely dependent on our third-party manufacturing partners sanofi-aventis U.S. LLC, or sanofi-aventis U.S., operating through Valeant Pharmaceuticals International, Inc., or Valeant, its manufacturing partner located in Laval, Canada for production of

DUEXIS, and Jagotec AG, or Jagotec, a wholly-owned subsidiary of SkyePharma PLC, located in Lyon, France, for production of RAYOS/LODOTRA. In August 2011, SkyePharma leased their entire pharmaceutical manufacturing business to Aenova France SAS, or Aenova. As such, Aenova is now a subcontractor for Jagotec for the manufacture of RAYOS/LODOTRA, with our consent. Sanofi Winthrop Industrie in France has been qualified as a backup manufacturer for DUEXIS.  Bayer Pharma AG in Germany has been qualified as a backup manufacturer for RAYOS/LODOTRA. In December 2011, Valeant acquired Dermik, a dermatology unit of sanofi-aventis U.S., which includes the Laval, Canada site. Although, Valeant has taken over management and operations at the Laval, Canada facility, our manufacturing agreement remains with sanofi-aventis U.S. We purchase the primary active ingredients for DUEXIS from BASF Corporation in Bishop, Texas and Dr. Reddy’s Laboratories in India, and the primary active ingredient for RAYOS/LODOTRA from Tianjin Tianyao Pharmaceuticals Co., Ltd. in China and Sanofi Chimie in France. If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products.

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

We have experienced recent growth and expect to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of December 31, 2010, we employed 41 full-time employees as a consolidated entity. In anticipation of the commercial launch of DUEXIS, we hired 80 sales representatives during the period from September 2011 through October 2011. As of December 31, 2012 and September 30, 2013, we employed 247 and 287 full-time employees, respectively, as a consolidated entity. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired in connection with the commercialization of DUEXIS and RAYOS, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

As our commercialization plans and strategies develop, we will need to continue recruiting and training sales and marketing personnel and expect to need to expand the size of our employee base for managerial, operational, financial and other resources. We may also need to expand these capabilities, along with our field sales force size and capabilities if we develop, acquire or in-license additional products. Our ability to manage any future growth effectively may require us to do, among other things, the following:

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize DUEXIS and RAYOS in the U.S. will be harmed.*

As DUEXIS and RAYOS were not fully commercially launched until January 2012 and January 2013, respectively, the members of our sales force have limited experience promoting DUEXIS and RAYOS. As a result, we are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense DUEXIS and RAYOS. In addition, we must train our sales force to ensure that a consistent and appropriate message about DUEXIS and RAYOS is being delivered to our potential customers. Our sales representatives may also experience challenges promoting two products when they call on physicians and their office staff, and our representatives may also be distracted from selling DUEXIS with the recent launch of RAYOS as all of our representatives were previously focused solely on selling DUEXIS. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired in connection with the commercial launch of DUEXIS and RAYOS, requiring us to train new sales representatives. As a result of the managed care environment and pharmacies switching patient’s prescriptions to a generic or over the counter brand, we have had to adjust the profile of the sales representatives we hire from the traditional pharmaceutical representative to a representative with business to business experience that is focused on the total office call in order to protect the prescription the physician has written and ensure the patient receives what their doctor ordered. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of DUEXIS and RAYOS and their proper administration and label indication, our efforts to successfully commercialize DUEXIS and RAYOS could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

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

DUEXIS faces competition from Arthrotec®, marketed by Pfizer Inc., Celebrex®, also marketed by Pfizer, Naprelan®, marketed by Schionogi and  VIMOVO®, marketed by AstraZeneca AB, and several other branded NSAIDs. DUEXIS also faces significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers. Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS. Legislation enacted in most states in the U.S. allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe DUEXIS, those prescriptions may not result in sales. If we are unsuccessful in convincing physicians to provide prescribing instructions prohibiting the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS, sales of DUEXIS may suffer despite any success we may have in promoting DUEXIS to physicians. In addition, other product candidates that contain ibuprofen and famotidine in combination, while not currently known to us, may be developed and compete with DUEXIS in the future.

On February 15, 2012, we received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc. advising that Par Pharmaceutical, Inc. had filed an Abbreviated New Drug Application, or ANDA, with the FDA for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. In March 2012, we filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc., or collectively Par, for filing an ANDA against DUEXIS and seeking an injunction to prevent the approval of Par’s ANDA and/or preventing Par from selling a generic version of DUEXIS. In January 2013, we filed a second suit against Par in the United States District Court for the District of Delaware claiming patent infringement of additional patents that have been issued for DUEXIS and seeking an injunction to prevent the approval of Par’s ANDA and/or preventing Par from selling a generic version of DUEXIS.

On August 21, 2013, we entered into a Settlement Agreement, or Settlement Agreement, and License Agreement, or License Agreement, with Par relating to our patent infringement litigation. Under the License Agreement, we granted Par a non-exclusive license (that is only royalty-bearing in some circumstances) to manufacture and commercialize Par’s generic version of DUEXIS in the U.S. after the Generic Entry Date and to take steps necessary to develop inventory of, and obtain regulatory approval for, but not commercialize, Par’s generic version of DUEXIS prior to the Generic Entry Date. The Generic Entry Date is January 1, 2023; however, Par may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of potential future third party DUEXIS patent litigation, the entry of other third party generic versions of DUEXIS or certain specific changes in DUEXIS market conditions. If any of the events that permit Par to enter the market with its generic version of DUEXIS prior to January 1, 2023 were to occur, we will likely face generic competition from Par shortly after the event, and our sales of DUEXIS would be substantially harmed.  Also, despite our Settlement Agreement and License Agreement with Par, additional third parties may file ANDAs with the FDA for their own generic versions of DUEXIS and we may not be successful in preventing any other generic products from entering the market.

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

On July 15, 2013, we received a Paragraph IV Patent Certification from Watson Laboratories, Inc.—Florida, or Watson, advising that Watson had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On August 26, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Watson, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc., or collectively WLF. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124, and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg, and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or invalid.

On or about August 12, 2013, we received a Notice of Opposition to a European patent covering LODOTRA, EP 2049123, filed by Laboratorios Liconsa, S.A. In the European Union, the grant of a patent may be opposed by one or more private parties.

On September 12, 2013, we received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc. advising that Par Pharmaceutical, Inc. had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Par Pharmaceutical, Inc. has not advised us as to the timing or status of the FDA’s review of its filing. On October 22, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Par. The lawsuit alleges that Par has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124 and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. Our commencement of the patent infringement lawsuit stays, or bars, FDA approval of Par’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or invalid.

If we are unsuccessful in either of the patent litigations with WLF or Par, we will likely face generic competition with respect to RAYOS and our sales of RAYOS will be substantially harmed.

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

In addition, established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license and develop novel compounds that could make our products obsolete. Our ability to compete successfully with these companies and other potential competitors will depend largely on our ability to leverage our experience in clinical, regulatory and commercial development to:

•	develop, acquire or in-license medicines that are superior to other products in the market;

•	attract qualified clinical, regulatory, and sales and marketing personnel;

•	obtain patent and/or other proprietary protection for our products and technologies;

•	obtain required regulatory approvals; and

•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new product candidates.

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

•	compliance with German laws with respect to our Horizon Pharma GmbH subsidiary through which Horizon Pharma AG conducts most of its European operations;

•	foreign government taxes, regulations and permit requirements;

•	U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;

•	anti-corruption laws, including the Foreign Corrupt Practices Act;

•	economic weakness, including inflation, natural disasters, war, events of terrorism or political instability in particular foreign countries;

•	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues, and other obligations related to doing business in another country;

•	compliance with tax, employment, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	changes in diplomatic and trade relationships; and

•

challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.

These and other risks associated with our international operations may materially adversely affect our business, financial condition and results of operations.

If we fail to develop, acquire or in-license other product candidates or products, our business and prospects would be limited.*

A key element of our strategy is to develop, acquire or in-license and commercialize a portfolio of other product candidates in addition to DUEXIS and RAYOS/LODOTRA. Since we do not have proprietary drug discovery technology, the success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire or in-license clinically enabled product candidates for the treatment of pain-related diseases, or for therapeutic indications that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring, licensing promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire or license suitable product candidates from third parties on terms acceptable to us, our business and prospects will be limited.

Moreover, any product candidate we identify, select and acquire or license may require additional, time-consuming development or regulatory efforts prior to commercial sale, including preclinical studies if applicable, and extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risk of failure that is inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective or desired than other commercially available alternatives.

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

From time to time, we may seek to engage in strategic transactions with third parties, such as acquisitions of companies or divisions of companies, asset purchases or in-licensing of product candidates or technologies that we believe will complement or augment our existing business. We may also consider a variety of other business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and other investments. Any such transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose significant integration challenges, require additional expertise, result in dilution to our existing stockholders and disrupt our management and business, which could harm our operations and financial results. Moreover, we face significant competition in seeking appropriate strategic partners and transactions, and the negotiation process for any strategic transaction can be time-consuming and complex. In addition, we may not be successful in our efforts to engage in certain strategic transactions because our financial resources and research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential. There is no assurance that, following the consummation of a strategic transaction, we will achieve the anticipated revenues or net income that justifies such transaction. Any failures or delays in entering into strategic transactions could also delay or negatively impact the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. In addition, any failures or delays in entering into strategic transactions anticipated by analysts or the investment community could result in a decline in our stock price.

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

Coverage and reimbursement may not be available, or reimbursement may be available at only limited levels, for DUEXIS, RAYOS/LODOTRA or any other product candidates that we develop, acquire or in-license, which could make it difficult for us to sell our products profitably or to successfully execute planned product price increases.*

Market acceptance and sales of DUEXIS, RAYOS/LODOTRA or any other product candidates that we may develop, acquire or in-license will depend in large part on global coverage and reimbursement policies and may be affected by future healthcare reform measures, both in the U.S. and other key international markets. Successful commercialization of our products will depend in part on the availability of governmental and third-party payer reimbursement for the cost of our products. Government health administration authorities, private health insurers and other organizations generally provide reimbursement for healthcare. In particular, in the U.S., private health insurers and other third-party payers often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the U.S., the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. These pressures may create negative reactions to any product price increases, or limit the amount by which we may be able to increase our product prices, which may adversely affect our product sales and results of operations.

Outside of the U.S., the success of our products, including LODOTRA and, if widely approved, DUEXIS, will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. To date, LODOTRA is approved in over 30 countries outside the U.S., and reimbursement for LODOTRA has been obtained in Germany, Italy and Switzerland. Mundipharma is seeking coverage for LODOTRA in a number of countries and currently sells LODOTRA without coverage in a limited number of countries. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceutical products, which we believe has impacted the reimbursement rates and timing to launch for LODOTRA to date, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. For example, legislation was recently enacted in Germany that will increase the rebate on prescription pharmaceuticals and likely lower the revenues from the sale of LODOTRA in Germany that we would otherwise receive. As a result of these pricing practices, it may become difficult to achieve profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

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

We expect to experience pricing pressures in connection with the sale of DUEXIS, RAYOS/LODOTRA and any other products that we may develop, acquire or in-license, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. There may be additional pressure by payers and healthcare providers to use generic drugs that contain the active ingredients found in DUEXIS and RAYOS/LODOTRA or any other product candidates that we may develop, acquire or in-license. If we fail to successfully secure and maintain coverage and adequate reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, results of operations, financial condition and prospects. We may also experience pressure from payers concerning certain promotional approaches that we may implement such as co-pay programs whereby we assist patients to achieve an acceptable co-pay for our product, which may be contrary to payers’ financial interests. If we are unsuccessful with our co-pay initiatives, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors.

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

In addition, pursuant to a March 2011 letter agreement and in connection with our waiver of certain milestone payments, Mundipharma has initiated a separate Phase 3 clinical trial for LODOTRA for the potential treatment of PMR. We have limited control over the timing and implementation of the planned clinical trial and Mundipharma may carry the clinical trial out in a manner that does not maximize the trial’s chances of success or could lead to trial results that harm our and Mundipharma’s ability to market LODOTRA as a treatment for RA. If Mundipharma does not complete the trial on the timelines that we anticipate, or at all, our ability to obtain marketing approval in Europe for LODOTRA for the treatment of PMR will be delayed, and our business prospects would be harmed. While we have the right to use any data resulting from the planned clinical trial, we may not own the results from the trial, which could make it more difficult to pursue the development of LODOTRA as a treatment for PMR on our own.

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

To the extent that we are required to conduct additional clinical development of DUEXIS or RAYOS/LODOTRA or we conduct clinical development of earlier stage product candidates or for additional indications for RAYOS/LODOTRA, we may experience delays in these clinical trials. A ten patient investigator-initiated Phase 2 study was completed to investigate LODOTRA as a potential treatment for PMR and a manuscript has been prepared by the investigator. Pursuant to a March 2011 letter agreement, Mundipharma has initiated a separate Phase 3 clinical trial for LODOTRA in this indication. While we are currently not focusing any resources on internal development of new product candidates, we do not know whether any additional clinical trials will be initiated in the future, begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Business interruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. While we carry insurance for certain of these events and have implemented disaster management plans and contingencies, the occurrence of any of these business interruptions could seriously harm our business and financial condition and increase our costs and expenses. A majority of our management operates in our principal executive offices located in Deerfield, Illinois. If our Deerfield offices were affected by a natural or man-made disaster or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. We currently rely, and intend to rely in the future, on third-party manufacturers and suppliers located in Laval, Quebec, Canada, Lyon, France and Leverkusen and Munich, Germany and possibly elsewhere to produce our products. Our ability to obtain commercial supplies of our products could be disrupted and our results of operations and financial condition could be materially and adversely affected if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The ultimate impact of such events on us, our significant suppliers and our general infrastructure is unknown.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.*

We have a limited operating history. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $46.1 million during the nine months ended September 30, 2013 and net losses of $87.8 million, $113.3 million and $27.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of September 30, 2013, we had an accumulated deficit of $354.2 million. We do not know whether or when we will become profitable. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Our losses have resulted principally from costs incurred in our development activities for our products and product candidates. We anticipate that we will continue to incur operating losses until such time as the revenues we generate from DUEXIS and RAYOS/LODTORA or any products we may acquire or in-license are sufficient to cover our operating expenses.

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

The loan agreements governing the Senior Secured Loan contain customary affirmative and negative covenants and events of default. Among the affirmative covenants are covenants requiring us to maintain a minimum level of at least $10.0 million in liquidity at all times during the term of the loan unless our quarterly consolidated EBITDA is at least $6.0 million, and to achieve minimum net revenues during specified trailing 12 month periods beginning with the 12 month period ended June 30, 2012. Should we not meet these quarterly minimum revenue covenants, in addition to an increase in the interest rate payable under the loan facility, the lenders have the right to demand repayment of the obligations under the loan. There can be no assurance that we will be able to satisfy the operating and financial covenants under the Senior Secured Loan for future periods. We also cannot predict whether the lenders would demand repayment of the outstanding balance of the loan if we were unable to meet the minimum quarterly revenue covenants. The inability to meet the covenants under the loan facility could have an adverse impact on our financial position and results of operations. The negative covenants include, among other things, restrictions on transferring or licensing our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. Further, our lenders may require us to make prepayments of loan principal if we receive net cash proceeds from certain transfers or licenses of our assets or as a result of the loss or destruction of our assets, or if we undergo a change in control. Beginning with our second fiscal quarter of 2013 and in any fiscal quarter thereafter, our lenders have the option to require us to prepay up to an aggregate of approximately $4.0 million for each quarter for which we receive a prepayment request. In March 2013, one of our lenders notified us that they would require such prepayments for each quarter going forward effective as of the second fiscal quarter of 2013. In March 2013 and June 2013, a second lender notified us that they would require such prepayments for the second and third fiscal quarters of 2013, respectively. Accordingly, we made such prepayments in the second and third quarters of 2013. In September 2013, we were notified by the first lender mentioned above of its election to rescind its request of a partial repayment of the loan principal going forward, effective starting with the fourth quarter of 2013.  In addition, if we default under our Senior Secured Loan, our lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, our lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Our lenders could declare a default under our Senior Secured Loan upon the occurrence of any event that the lenders interpret as having a material adverse effect upon us as defined under the loan agreements, thereby requiring us to repay the loans immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We have limited product revenues and other sources of revenues. We may never achieve or sustain profitability, which would depress the market price of our common stock and could cause our investors to lose all or a part of their investment.*

Our ability to become profitable depends upon our ability to generate revenues from sales of our products. DUEXIS was approved by the FDA on April 23, 2011, and we began generating revenues from sales of DUEXIS in late 2011 following the commercial launch in the U.S. LODOTRA is approved for marketing in over 30 countries outside the U.S., and to date we have generated only limited revenues from sales of LODOTRA. RAYOS was approved by the FDA on July 26, 2012, and we began marketing it in the U.S through our full field sales force in late January 2013. We may never be able to successfully commercialize DUEXIS or RAYOS or develop or commercialize other products in the U.S., which we believe represents our most significant commercial opportunity, or sell DUEXIS in Europe, where we do not consider it to be material to our business. Our ability to generate future revenues depends heavily on our success in:

•	commercializing DUEXIS, RAYOS/LODOTRA and any other product candidates for which we obtain approval;

•	securing additional foreign regulatory approvals for LODOTRA and DUEXIS; and

•	developing, acquiring or in-licensing and commercializing a portfolio of other product candidates in addition to DUEXIS and RAYOS/LODOTRA.

Even if we do generate additional product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We may need to obtain additional financing to successfully commercialize or further develop DUEXIS and RAYOS/LODOTRA, or to develop, acquire or in-license other product candidates.*

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	launch and commercialize DUEXIS and RAYOS in the U.S.;

•	complete the regulatory approval process, and any future required clinical development related thereto, for DUEXIS and RAYOS/LODOTRA;

•	conduct clinical trials with respect to RAYOS/LODOTRA to generate clinical data in diseases beyond RA, such as PMR, or support our partner, Mundipharma, who is conducting such trials; and

•	potentially acquire or in-license complementary products or products which augment our current therapeutic areas of focus.

We believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations into the third quarter of 2014 and potentially beyond based on our current expectations of continued revenue growth. We may need to raise additional funds sooner if we choose to expand our commercialization or development efforts more rapidly than we presently anticipate, if we develop, acquire or in-license additional products, or if our revenues do not meet expectations.

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

Even if we obtain additional financing, our Horizon Pharma AG subsidiary is subject to Swiss laws regarding overindebtedness that require Horizon Pharma AG to maintain assets in excess of its liabilities. As of September 30, 2013 and December 31, 2012, our Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. We will continue to monitor and review steps to address any overindebtedness, until such time as our Swiss subsidiary may generate positive income at a statutory level, which could require us to have cash at our Swiss subsidiary in excess of its near term operating needs and could affect our ability to have sufficient cash at our U.S. subsidiary to meet its near term operating needs.

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

In August 2012, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may sell our common stock through Cowen in at-the-market, or ATM, offerings. As of September 30, 2013, $21.2 million worth of our common stock was available under the ATM sales agreement for future issuance. Subject to the terms and conditions of the sales agreement, Cowen may sell the shares by methods deemed to be an ATM offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, including sales made through The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker. The sale of additional shares of our common stock pursuant to the sales agreement will have a dilutive impact on our existing stockholders and could cause the market price of our common stock to be lower than it would otherwise be absent sales activities by Cowen. Sales of our common stock under the sales agreement, or the perception that such sales will occur, could also encourage short sales by third parties, which could contribute to a decline of our stock price.

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

At September 30, 2013, we had $58.7 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2013, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

Changes in accounting rules or policies may affect our financial position and results of operations.

U.S. generally accepted accounting principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, the consolidation of Horizon Pharma AG and Horizon Pharma USA, Inc. adds additional complexity to the application of U.S. generally accepted accounting principles. Changes in the application of existing rules or guidance applicable to us or our wholly-owned subsidiaries could significantly affect our consolidated financial position and results of operations.

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

On July 15, 2013, we received a Paragraph IV Patent Certification from Watson, advising that Watson had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On August 26, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against WLF. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124, and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg, and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or invalid.

On September 12, 2013, we received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc. advising that Par Pharmaceutical, Inc. had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Par Pharmaceutical, Inc. has not advised us as to the timing or status of the FDA’s review of its filing. On October 22, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Par. The lawsuit alleges that Par has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124 and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. Our commencement of the patent infringement lawsuit stays, or bars, FDA approval of Par’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or invalid.

We intend to vigorously defend our intellectual property rights relating to DUEXIS and RAYOS, but we cannot predict the outcome of the Par, Alvogen or WLF matters related to RAYOS. Any adverse outcome in these matters or any new generic challenges that may arise could result in one or more generic versions of DUEXIS and/or RAYOS being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of DUEXIS and/or RAYOS and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

•	unanticipated serious safety concerns related to the use of DUEXIS, RAYOS/LODOTRA or any of our other product candidates;

•	adverse regulatory decisions;

•	changes in laws or regulations applicable to our products or product candidates, including but not limited to clinical trial requirements for approvals;

•	inability to obtain adequate commercial supply for any approved product or inability to do so at acceptable prices;

•	developments concerning our commercial partners, including but not limited to those with our sources of manufacturing supply;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse results or delays in clinical trials;

•	our failure to successfully develop, acquire, and/or in-license additional product candidates;

•	introduction of new products or services offered by us or our competitors;

•	our inability to effectively manage our growth;

•	overall performance of the equity markets and general political and economic conditions;

•	failure to meet or exceed revenue and financial projections we may provide to the public;

•	actual or anticipated variations in quarterly operating results;

•	failure to meet or exceed the estimates and projections of the investment community;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	our inability to successfully enter new markets;

•	the termination of a collaboration or the inability to establish additional collaborations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our inability to maintain an adequate rate of growth;

•	ineffectiveness of our internal controls;

•	additions or departures of key management, commercial or regulatory personnel;

•	issuances of debt or equity securities;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	effects of natural or man-made catastrophic events or other business interruptions; and

•	other events or factors, many of which are beyond our control.

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

Our officers, directors and funds affiliated with our directors own a significant percentage of our stock and will be able to influence matters subject to stockholder approval.*

Our officers, directors and funds affiliated with our directors held in the aggregate approximately 22% and 17% of our outstanding voting stock as of December 31, 2012 and September 30, 2013, respectively. Therefore, these stockholders have the ability to influence us through this ownership position, including through matters requiring stockholder approval. For example, these stockholders may be able to influence the elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform annual system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our independent registered public accounting firm is also required to deliver a report on the effectiveness of our internal control over financial reporting. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts, particularly because of our holding company structure and international operations. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, as well as retain and work with consultants with such knowledge. Moreover, if we are not able to comply with the requirements of Section 404 or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

In August 2012, we entered into a sales agreement with Cowen pursuant to which we may sell common stock in ATM offerings under our registration statement on Form S-3, which became effective on August 9, 2012. As of September 30, 2013, Cowen had sold a cumulative total of 2,448,575 shares of our common stock with gross proceeds to us of $6.2 million, and we had $21.2 million of common stock available for future issuance under the ATM sales agreement, after giving effect to the limited amount of securities registered under our shelf registration statement associated with the ATM sales agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We completed the following issuances of unregistered securities during the three months ended September 30, 2013:

•	In September 2013, we issued 29,904 shares of common stock to Royal Mail Pension Plan upon the cashless exercise of a warrant to purchase an aggregate of 30,000 shares of common stock.

•

In September 2013, we issued 405,657 shares of common stock to BIS (Postal Services Act 2011) Co Ltd. upon the cashless exercise of a warrant to purchase an aggregate of 406,959 shares of common stock.

•	In September 2013, we issued 108,845 shares of common stock to Beach Point Select Master Fund, L.P. upon the cashless exercise of a warrant to purchase an aggregate of 109,240 shares of common stock.

•

In September 2013, we issued 272,113 shares of common stock to Beach Point Total Return Master Fund, L.P. upon the cashless exercise of a warrant to purchase an aggregate of 273,099 shares of common stock.

•	In September 2013, we issued 544,227 shares of common stock to BPC Opportunities Fund LP upon the cashless exercise of a warrant to purchase an aggregate of 546,199 shares of common stock.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 506 of Regulation D in that each issuance of securities was to an accredited investor under Rule 501 of Regulation D and did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

Item 5. Other Information

On November 7, 2013, our board of directors approved an amendment to our 2011 equity incentive plan, or 2011 EIP, to reserve an additional 200,000 shares of our common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of ours (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules, or Rule 5635(c)(4). The 2011 EIP was amended by our board of directors without stockholder approval pursuant to Rule 5635(c)(4).

Item 6. Exhibits

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON PHARMA, INC.
Date:	November 8, 2013	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2013	By:	/s/ Robert J. De Vaere
Robert J. De Vaere
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Form of Warrant issued by Horizon Pharma, Inc. to bridge financing investors.

4.3(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Comerica Bank.

4.4(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Hercules Technology Growth Capital, Inc.

4.5(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Comerica Bank.

4.6(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Hercules Technology Growth Capital, Inc.

4.7(1)	Warrant issued by Horizon Pharma, Inc. on April 1, 2010 to Silicon Valley Bank.

4.8(1)	Investors’ Rights Agreement, dated April 1, 2010, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.9(1)	Form of Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Oxford Finance LLC.

4.10(1)	Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Silicon Valley Bank.

4.11(1)	Conversion and Amendment Agreement, dated June 16, 2011, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.12(3)

Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.13(3)	Amendment to Investors’ Rights Agreement, dated February 22, 2012.

4.14(4)	Form of Warrant issued in Public Offering of Units.

10.1*	Settlement Agreement, dated August 21, 2013, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc., Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.

10.2*	License Agreement, dated August 21, 2013, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc., Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.

10.3*	Amendment to Manufacturing and Supply Agreement, effective as of September 25, 2013, by and between Horizon Pharma USA, Inc. and sanofi-aventis U.S. LLC.

10.4+	2011 Equity Incentive Plan, as amended, and Form of Option Agreement and Form of Stock Option Grant Notice thereunder.

Exhibit Number	Description of Document

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Form of Warrant issued by Horizon Pharma, Inc. to bridge financing investors.

4.3(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Comerica Bank.

4.4(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Hercules Technology Growth Capital, Inc.

4.5(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Comerica Bank.

4.6(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Hercules Technology Growth Capital, Inc.

4.7(1)	Warrant issued by Horizon Pharma, Inc. on April 1, 2010 to Silicon Valley Bank.

4.8(1)	Investors’ Rights Agreement, dated April 1, 2010, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.9(1)	Form of Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Oxford Finance LLC.

4.10(1)	Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Silicon Valley Bank.

4.11(1)	Conversion and Amendment Agreement, dated June 16, 2011, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.12(3)

Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.13(3)	Amendment to Investors’ Rights Agreement, dated February 22, 2012.

4.14(4)	Form of Warrant issued in Public Offering of Units.

10.1*	Settlement Agreement, dated August 21, 2013, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc., Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.

10.2*	License Agreement, dated August 21, 2013, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc., Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.

10.3*	Amendment to Manufacturing and Supply Agreement, effective as of September 25, 2013, by and between Horizon Pharma USA, Inc. and sanofi-aventis U.S. LLC.

10.4+	2011 Equity Incentive Plan, as amended, and Form of Option Agreement and Form of Stock Option Grant Notice thereunder.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on August 2, 2011.
(3)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(4)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.