Form 10-Q
period 2014-03-31
HORIZON PHARMA, INC.
filed 2014-05-09
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of registrant’s common stock, par value $0.0001, outstanding as of May 6, 2014: 73,464,786.

HORIZON PHARMA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,374	$80,480
Restricted cash	738	738
Accounts receivable, net	40,100	15,958
Inventories, net	9,432	8,701
Prepaid expenses and other current assets	9,105	4,888

Total current assets	162,749	110,765

Property and equipment, net	3,897	3,780
Intangible assets, net	125,992	131,094
Other assets	6,496	6,957

TOTAL ASSETS	$299,134	$252,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,271	$9,921
Accrued expenses	44,712	24,049
Accrued royalties	11,416	8,010
Deferred revenues—current portion	3,102	1,330

Total current liabilities	69,501	43,310

LONG-TERM LIABILITIES:
Convertible debt, net	112,774	110,762
Derivative liability	313,440	109,410
Accrued royalties	21,576	24,982
Deferred revenues, net of current	8,017	9,686
Deferred tax liabilities, net	2,903	3,362
Other long term liabilities	166	166

Total long-term liabilities	458,876	258,368

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 71,413,573 and 66,097,417 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	7	7
Additional paid-in capital	436,513	410,430
Accumulated other comprehensive loss	(2,398)	(2,403)
Accumulated deficit	(663,365)	(457,116)

Total stockholders’ deficit	(229,243)	(49,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$299,134	$252,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Gross sales	$92,248	$10,698
Sales discounts and allowances	(40,322)	(2,005)

Net sales	51,926	8,693
Cost of goods sold	7,619	3,769

Gross profit	44,307	4,924

OPERATING EXPENSES:
Research and development	2,833	2,198
Sales and marketing	28,695	16,328
General and administrative	11,192	4,942

Total operating expenses	42,720	23,468

Operating income (loss)	1,587	(18,544)

OTHER (EXPENSE) INCOME, NET:
Interest expense, net	(4,207)	(3,603)
Foreign exchange loss	(38)	(905)
Loss on derivative fair value	(204,030)	—
Other, net	(667)	—

Total other expense, net	(208,942)	(4,508)

Loss before benefit for income taxes	(207,355)	(23,052)
BENEFIT FOR INCOME TAXES	(1,105)	(881)

NET LOSS	$(206,250)	$(22,171)

NET LOSS PER COMMON SHARE - Basic and diluted	$(3.07)	$(0.36)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	67,138,463	61,939,822
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	5	(797)

Other comprehensive income (loss)	5	(797)

COMPREHENSIVE LOSS	$(206,245)	$(22,968)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(206,250)	$(22,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and intangible amortization expense	5,403	1,922
Stock-based compensation	1,927	1,079
Loss on derivative revaluation	204,030	—
Amortization of debt discount and deferred financing costs	2,333	910
Paid in kind interest expense	—	783
Foreign exchange loss	38	905
Changes in operating assets and liabilities:
Accounts receivable	(24,142)	(4,300)
Inventories	(729)	866
Prepaid expenses and other current assets	(4,218)	379
Accounts payable	352	(1,026)
Accrued expenses	20,702	(1,682)
Deferred revenues	112	349
Deferred tax liabilities	(454)	(864)
Other non-current assets and liabilities	139	81

Net cash used in operating activities	(757)	(22,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(494)	(225)

Net cash used in investing activities	(494)	(225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	24,156	—

Net cash provided by financing activities	24,156	—

Effect of foreign exchange rate changes on cash	(11)	(17)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,894	(23,011)
CASH AND CASH EQUIVALENTS, beginning of the year	80,480	104,087

CASH AND CASH EQUIVALENTS, end of the period	$103,374	$81,076

Supplemental cash flow information:
Cash paid for interest	$—	$1,876
Cash paid for income taxes	10	17
Fee paid for debt commitment	5,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The unaudited condensed consolidated financial statements presented herein include the accounts of Horizon Pharma, Inc. (the “Company”) and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

During the fourth quarter of 2013, the Company determined that there had been a misclassification of certain fees in its financial statements for the previously reported periods. Those financial statements classified wholesaler service fees as cost of goods sold. The Company determined that these fees should be classified as sales discounts and allowances, which are a reduction in revenue instead of an increase in cost of goods sold and has revised all identified prior period misclassifications in the periods in which they originated. The revision had no impact on the Company’s reported gross profit, net loss or cash flows and was immaterial individually or in the aggregate, to any of the prior reporting periods. Amounts included within this Quarterly Report on Form 10-Q for the period ended March 31, 2013 have been revised to reflect this adjustment of $478 from cost of goods sold to sales discounts and allowances. The revision increased sales discounts and allowances and reduced both net sales and cost of goods sold by this amount.

Additionally, as previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, the Company made a $258 reclassification of certain departmental expenses from general and administrative expenses to selling and marketing expenses in the Company’s condensed consolidated statements of comprehensive loss for the three months ended March 31, 2013.

During the first quarter of 2014, the Company recorded an out of period adjustment of $1,578 resulting in a reduction to its wholesaler fees. This adjustment to wholesaler fees was recorded as a reduction of sales discounts and allowances within the Company’s condensed consolidated statements of comprehensive loss for the three months ended March 31, 2014. The Company has evaluated the impact of the reduction in wholesaler fees to prior reporting periods and has determined it was immaterial.

Business Overview

The Company was incorporated in Delaware on March 23, 2010. On April 1, 2010, the Company became a holding company that operates primarily through its two wholly-owned subsidiaries, Horizon Pharma USA, Inc., a Delaware corporation, and Horizon Pharma AG, a company organized under the laws of Switzerland which was acquired by the Company on April 1, 2010 in exchange for newly-issued shares of Horizon Pharma, Inc. Horizon Pharma AG owns all of the outstanding share capital of its wholly-owned subsidiary, Horizon Pharma GmbH, a company organized under the laws of Germany, through which Horizon Pharma AG conducts most of its European operations. Unless the context indicates otherwise, the “Company” refers to Horizon Pharma, Inc. and its subsidiaries taken as a whole.

The Company is a specialty pharmaceutical company commercializing DUEXIS®, VIMOVO® and RAYOS®/LODOTRA®, each of which targets unmet therapeutic needs in arthritis, pain and inflammatory diseases. The Company developed DUEXIS and RAYOS/LODOTRA, and it acquired the U.S. rights to VIMOVO from AstraZeneca AB (“AstraZeneca”) in November 2013. The Company markets its products in the United States through its field sales force of approximately 290 representatives. The Company’s strategy is to develop, acquire or in-license additional innovative medicines or acquire companies, such as the Company’s proposed transaction with Vidara Therapeutics International Ltd. (“Vidara”), where the Company can execute a targeted commercial approach among specific target physicians, such as primary care physicians, orthopedic surgeons and rheumatologists, while taking advantage of its commercial strengths and the infrastructure that has been put in place.

On April 23, 2011, the U.S. Food and Drug Administration (“FDA”) approved DUEXIS, a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis (“RA”), osteoarthritis (“OA”) and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. The Company began detailing DUEXIS to physicians in December 2011. In June 2012, the Company licensed DUEXIS rights in Latin America to Grünenthal S.A., a private company focused on the promotion of pain products.

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

On November 18, 2013, the Company entered into agreements with AstraZeneca pursuant to which the Company acquired from AstraZeneca and its affiliates certain intellectual property and other assets, and assumed from AstraZeneca and its affiliates certain liabilities, each with respect to VIMOVO, and obtained rights to develop other pharmaceutical products that contain gastroprotective agents in a single fixed combination oral solid dosage form with non-steroidal anti-inflammatory drugs (“NSAIDs”) in the United States. VIMOVO (naproxen/esomeprazole magnesium) is a proprietary fixed-dose multi-layer delayed-release tablet combining an enteric-coated naproxen, an NSAID, core and an immediate-release esomeprazole, a proton pump inhibitor, layer surrounding the core. VIMOVO was originally developed by Pozen Inc. (“Pozen”) together with AstraZeneca pursuant to an exclusive global collaboration and license agreement under which AstraZeneca and Pozen agreed to co-develop VIMOVO and AstraZeneca obtained exclusive rights to commercialize VIMOVO worldwide. On April 30, 2010, the FDA approved VIMOVO for the relief of the signs and symptoms of OA, RA, and AS and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID associated gastric ulcers.

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

In December 2013, as a result of its acquisition of the U.S. rights to VIMOVO, the Company recognized revenues under the transition agreement with AstraZeneca. The Company announced the availability of Horizon-labeled VIMOVO on January 2, 2014, at which time it also began promotion with its primary care sales force and began direct recording of VIMOVO revenue under the transition agreement.

On March 18, 2014, the Company, Vidara Therapeutics Holdings LLC, a Delaware limited liability company (“Holdings”), Vidara, an Irish private limited company, Hamilton Holdings (USA), Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Vidara (“U.S. HoldCo”), and Hamilton Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of U.S. HoldCo (“Merger Sub”), entered into a Transaction Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned, indirect subsidiary of Vidara (the “Merger”), with Vidara converting to a public limited company and changing its name to Horizon Pharma plc (“New Horizon”). New Horizon will be organized under the laws of Ireland. Upon consummation of the Merger (the “Closing”), the security holders of the Company (excluding the holders of the convertible notes) will own approximately 74% of New Horizon and Holdings will own approximately 26% of New Horizon. At the Closing, Holdings will receive a cash payment of $200,000, plus the cash of Vidara and its subsidiaries as of Closing, less the indebtedness of Vidara and its subsidiaries and transaction expenses of Vidara and its subsidiaries paid by New Horizon at or following the Closing, subject to certain adjustments.

Vidara is a privately-held specialty pharmaceutical company with operations in Dublin, Ireland and the United States. Vidara markets ACTIMMUNE®, a bioengineered form of interferon gamma-1b, a protein that acts as a biologic response modifier, in the United States. ACTIMMUNE is approved by the FDA for use in children and adults with chronic granulomatous disease (“CGD”) and severe, malignant osteopetrosis (“SMO”). ACTIMMUNE is indicated for reducing the frequency and severity of serious infections associated with CGD and for delaying time to disease progression in patients with SMO.

The New Horizon ordinary shares to be issued to the stockholders of the Company will be registered with the Securities and Exchange Commission (“SEC”) and are expected to be listed on NASDAQ. The Company has secured a $250,000 bridge loan commitment from Deerfield Management Company, L.P., pending potential execution of its final financing plans.

The Merger, which has been approved by the boards of directors of the parties, is subject to approval by the stockholders of the Company and the satisfaction of customary closing conditions. The Merger is expected to close mid-year 2014.

The financial statements are prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. As of March 31, 2014, the Company had cash and cash equivalents totaling $103,374. The Company believes that it has sufficient liquidity and capital resources to reach cash flow positive operations based on the Company’s current expectations of continued revenue growth. However, the Company is highly dependent in the near term on the commercial success of DUEXIS, VIMOVO and RAYOS in the U.S. market. Additionally, the Company has convertible debt which may be required to be settled in cash up to the principal amount upon certain circumstances outside the control of the Company, prior to obtaining stockholder approval to issue enough shares to cover the conversion option in shares of its common stock. The Company has incurred net operating losses and negative cash flows from operations since its inception. In order to continue its operations, the Company must generate sufficient revenue and achieve profitable operations. If that does not occur, the Company’s plan is to obtain additional debt or equity financing. There can be no assurance, however, that such financing will be available or on terms acceptable to the Company. These uncertainties and lack of commercial operating history raise substantial doubt about the Company’s ability to continue as a going concern.

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

Gains and losses resulting from foreign currency translations are reflected within the Company’s results of operations. During the three months ended March 31, 2014 and 2013, the Company recorded a loss from foreign currency translations of $38 and $905, respectively. The Company does not currently utilize and has not in the past utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

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

Revenue from product deliveries

The Company recognizes revenue from the delivery of its products when delivery has occurred, title has transferred, the selling price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations. In addition, revenue is only recognized when the right of return no longer exists (which is the earlier of the product being dispensed through patient prescriptions or the expiration of the right of return) or when product returns can be reasonably estimated. Due to the Company’s ability to reasonably estimate and determine allowances for product returns, rebates and discounts, the Company recognizes DUEXIS and RAYOS revenue at the point of sale to wholesale pharmaceutical distributors and retail chains. The Company also recognizes VIMOVO revenue at the point of sale, consistent with its revenue recognition of DUEXIS and RAYOS, given the availability of prior VIMOVO product return data.

The Company anticipates revenues will continue to result from distribution, marketing, manufacturing and supply agreements with third parties in Europe and certain Asian, Latin American and other countries with respect to LODOTRA.

Under the manufacturing and supply agreements with Mundipharma Medical Company (“Mundipharma Medical”), Mundipharma Medical agreed to purchase LODOTRA exclusively from the Company at a price based on a specified percentage of the average net selling price (“ANSP”) for sales in a given country, subject to a minimum price. Mundipharma Medical has a nine-month period from purchase date to request an ANSP adjustment. If the ANSP is lower than the actual purchase price, then Mundipharma Medical would receive a price adjustment. Products sold to Mundipharma Medical are recognized upon delivery at the minimum price, as no contractual right of return exists. The difference between the actual selling price and the minimum price is recorded as deferred revenue until such time as adjustments for product returns, rebates and discounts can be reliably estimated or the nine-month ANSP adjustment period passes, at which time any previously deferred revenue would be recognized as revenue. As of March 31, 2014 and December 31, 2013, deferred revenues related to the sale of LODOTRA were $956 and $615, respectively. Additionally, as of March 31, 2014 and December 31, 2013, deferred revenues related to milestone and upfront payments received under existing agreements were $8,513 and $8,682, respectively.

Product Sales Discounts and Allowances

The Company makes allowances for product returns, rebates and discounts at the time of sale to wholesale pharmaceutical distributors and national and regional retail chains. The Company is required to make significant judgments and estimates in determining some of these allowances. If actual results differ from its estimates, the Company will be required to make adjustments to these allowances in the future.

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

Co-Pay Assistance

The Company offers discount card programs to patients under which the patient receives a discount on his or her prescription. The Company reimburses pharmacies for this discount through a third-party vendor. The Company records the total amount of estimated discounts for sales recorded in the period as a reduction of revenue based on a combination of actual invoices received and an estimate of discounts to be paid for product in the sales channel based on historical information.

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

Bad Debt Expense

The Company’s products are sold to wholesale distributors and retail chains through manufacturing and supply agreements. For the three months ended March 31, 2014 and for the years ended December 31, 2013, 2012 and 2011, the Company did not record a bad debt expense related to its accounts receivable balances. Accordingly, the Company has not established a reserve for bad debt expense. The Company will continue to monitor its accounts receivable balances to determine the impact, if any, of such factors as changes in customer concentration, credit risk and the realizability of its accounts receivable would require a bad debt reserve allowance in subsequent periods.

Cost of Goods Sold

The Company recognizes cost of goods sold in connection with its sale of DUEXIS, VIMOVO and RAYOS/LODOTRA.

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

Cost of goods sold for VIMOVO in the fourth quarter of 2013, following the acquisition in November 2013 of certain assets and rights necessary to commercialize VIMOVO in the United States, included only intangible amortization expense. In connection with the Company’s commercialization of VIMOVO in the United States beginning in January 2014, cost of goods sold for VIMOVO now includes all costs directly related to the acquisition of product from AstraZeneca and/or a third-party manufacturer and intangible amortization expense. At the time of the VIMOVO Acquisition, the Company estimated the fair value of contingent royalties payable to Pozen using an income approach under the discounted cash flow method, which included revenue projections and other assumptions made by the Company to determine the fair value. If the Company were to significantly overperform or underperform against its original revenue projections or it became necessary to make changes to its assumptions, the Company would be required to reassess the fair value of the contingent royalties payable to Pozen. Any adjustments to fair value would be recorded in the period such adjustment was made as either a charge or credit to royalties payable, which is part of cost of goods sold in accordance with the Company’s established accounting policies, and could impact the reported operating results in the period the adjustment was made.

Inventories

Inventories are stated at the lower of cost or market value. Inventories consist of raw materials, work-in-process and finished goods. The Company has entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs. As of March 31, 2014 and December 31, 2013, the Company had inventories of $9,432 and $8,701, respectively.

Inventories exclude product sample inventory, which is included in other current assets and is expensed as a component of sales and marketing expense when provided to physicians or healthcare providers. As of March 31, 2014 and December 31, 2013, the Company had product sample inventory of $1,588 and $1,323, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash balances and money market funds. Cash and cash equivalents were $103,374 and $80,480 as of March 31, 2014 and December 31, 2013, respectively. The Company’s policy is to invest excess cash in money market funds, which are generally of a short-term duration based upon operating requirements.

Restricted Cash

Restricted cash consists of balances included in interest-bearing money market accounts required by a vendor for the Company’s sponsored employee credit card program and by the lessor for the Company’s corporate office. As of both March 31, 2014 and December 31, 2013, the Company had restricted cash in the amount of $738.

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

Business Combinations

The Company accounts for business combinations in accordance with the pronouncement guidance in ASC 805, Business Combinations, in which acquired assets and liabilities are measured at their respective estimated fair values as of the acquisition date. The Company may be required, as in the case of intangible assets or contingent royalties, to determine the fair value associated with these amounts by estimating the fair value using an income approach under the discounted cash flow method, which may include revenue projections and other assumptions made by the Company to determine the fair value.

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

Intangible Assets

The Company’s intangible assets consist of developed technology related to three of its approved products: LODOTRA outside the United States, RAYOS in the United States and intellectual property rights related to the Company’s acquisition of the U.S. rights to VIMOVO. The Company amortizes the LODOTRA and RAYOS intangible assets over twelve years, which is the estimated useful life of the underlying patents, and amortizes the U.S. intellectual property rights of the VIMOVO intangible asset over an estimated useful life of 61.5 months, or through the end of 2018. The Company reviews its intangible assets when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company measures fair value based on the estimated future discounted cash flows associated with these assets in addition to other assumptions and projections that the Company deems to be reasonable and supportable.

Research and Development Expenses

Research and development expenses include, but are not limited to, payroll and other personnel expenses, consultant expenses, expenses incurred under agreements with contract research organizations to conduct clinical trials and expenses incurred to manufacture clinical trial materials.

Sales and Marketing Expenses

Sales and marketing expenses consist principally of payroll of sales representatives and marketing and support staff, travel and other personnel-related expenses, marketing materials and distributed sample inventories. In addition, sales and marketing expenses include the Company’s medical affairs expenses, which consist of expenses related to scientific publications, health outcomes, biostatistics, medical education and information, and medical communications.

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

The Company is required to maintain compliance with applicable Swiss laws with respect to its Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. The Company reviews on a regular basis whether its Swiss subsidiary is overindebted. As of March 31, 2014 and December 31, 2013, the Company’s Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. The Company will continue to monitor and review steps to address any overindebtedness until such time as its Swiss subsidiary may generate positive income at a statutory level, which could require the Company to have cash at its Swiss subsidiary in excess of its near term operating needs and could affect the Company’s ability to have sufficient cash at its U.S. subsidiary to meet its near term operating needs. As of March 31, 2014 and December 31, 2013, Horizon Pharma AG had cash and cash equivalents of $2,558 and $3,476, respectively. Based upon the cash and cash equivalents held by Horizon Pharma AG as of March 31, 2014 and December 31, 2013 and Horizon Pharma AG’s level of overindebtedness at such time, the Company does not expect that its financial position or results of operations will be materially affected by any need to address overindebtedness at its Swiss subsidiary. To date, the overindebtedness of the Company’s Swiss subsidiary has not resulted in the need to divert material cash resources from its U.S. subsidiary.

Historically, the Company’s accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. For the three months ended March 31, 2014, the Company’s top three customers, AmerisourceBergen, McKesson Corporation and Cardinal Health, Inc., accounted for approximately 85% of total consolidated gross sales. For the year ended December 31, 2013, the Company’s top five customers, AmerisourceBergen, McKesson Corporation, Cardinal Health, Inc., Mundipharma and Rochester Drug Company, accounted for approximately 89% of total consolidated gross sales.

In addition, three customers, McKesson Corporation, AmerisourceBergen and Cardinal Health, Inc., accounted for approximately 85% of the Company’s total outstanding accounts receivable balances at March 31, 2014. As of December 31, 2013, four customers, McKesson Corporation, AmerisourceBergen, Rochester Drug Company and Cardinal Health, Inc., accounted for approximately 85% of the Company’s total outstanding accounts receivable balances. Historically, the Company has not experienced any losses related to its accounts receivable balances.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) (“OCI”). OCI includes certain changes in stockholders’ equity that are excluded from net income (loss), which consist of foreign currency translation adjustments. In February 2013, the Company adopted on a prospective basis FASB Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated OCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. As of March 31, 2014 and December 31, 2013, accumulated other comprehensive loss was $2,398 and $2,403, respectively.

NOTE 3 – EARNINGS PER SHARE

The following table presents basic and diluted earnings (loss) per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Basic and diluted earnings per share calculation:

Net loss	$(206,250)	$(22,171)
Weighted average of common shares outstanding	67,138,463	61,939,822

Basic and diluted net loss per share	$(3.07)	$(0.36)

The following dilutive securities were excluded from the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013 due to the anti-dilutive effects resulting from the Company’s net loss for the periods presented:

•

Outstanding stock options to purchase an aggregate of 5,704,679 and 4,008,164 shares of common stock at March 31, 2014 and 2013, respectively; outstanding and unvested restricted stock units covering an aggregate of 1,437,526 and 915,158 shares of common stock at March 31, 2014 and 2013, respectively; and 244,079 vested restricted stock units outstanding at March 31, 2014.

•	Outstanding common stock warrants to purchase an aggregate of 10,918,973 and 17,480,243 shares of common stock at March 31, 2014 and 2013, respectively.

•

13,164,951 shares of the Company’s common stock associated with the potential conversion of the Convertible Senior Notes as the conversion is subject to such share limitation under applicable NASDAQ rules until such time as the Company receives stockholder approval to issue all shares required to cover the conversion option.

NOTE 4 – BUSINESS ACQUISITIONS

Vidara acquisition

On March 18, 2014, the Company, Holdings, Vidara, U.S. HoldCo and Merger Sub, entered into the Merger Agreement. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned, indirect subsidiary of Vidara, with Vidara converting to a public limited company and changing its name to Horizon Pharma plc.

At the effective time of the Merger (the “Effective Time”), (i) each share of the Company’s common stock issued and outstanding will be converted into one ordinary share of New Horizon; (ii) each equity plan of the Company will be assumed by New Horizon and each outstanding option under the Company’s equity plans will be converted into an option to acquire the number of ordinary shares of New Horizon equal to the number of shares of common stock underlying such option immediately prior to the Effective Time at the same exercise price per share as such option of the Company, and each other stock award that is outstanding under the Company’s equity plans will be converted into a right to receive, on substantially the same terms and conditions as were applicable to such equity award before the Effective Time, the number of ordinary shares of New Horizon equal to the number of shares of common stock of the Company subject to such stock award immediately prior to the Effective Time; (iii) each warrant to acquire the Company’s common stock outstanding immediately prior to the Effective Time and not terminated as of the Effective Time will be converted into a warrant to acquire, on substantially the same terms and conditions as were applicable under such warrant before the Effective Time, the number of ordinary shares of New Horizon equal to the number of shares of common stock underlying such warrant immediately prior to the Effective Time; and (iv) the Convertible Senior Notes will remain outstanding and, pursuant to a supplemental indenture to be entered into effective as of the Effective Time, will become convertible into the same number of ordinary shares of New Horizon at the same conversion rate in effect immediately prior to the Effective Time. Holdings will also retain ownership of 31,350,000 ordinary shares of New Horizon at the Effective Time. Upon consummation of the Merger (the “Closing”), the security holders of the Company (excluding the holders of the Convertible Senior Notes) will own approximately 74% of New Horizon and Holdings will own approximately 26% of New Horizon. At the Closing, Holdings will receive a cash payment of $200,000, plus the cash of Vidara and its subsidiaries as of Closing, less the indebtedness of Vidara and its subsidiaries and transaction expenses of Vidara and its subsidiaries paid by New Horizon at or following the Closing, plus or minus an adjustment to the extent that Vidara’s working capital (exclusive of cash) as of the Closing exceeds or is less than target working capital of $123.

In connection with the Merger Agreement, the Company entered into a commitment letter (the “Commitment Letter”) with Deerfield Management Company, L.P. (“Deerfield”) and certain funds managed by Deerfield (the “Deerfield Funds”), pursuant to which the Deerfield Funds have committed to provide up to $250,000 of senior secured loans to finance the Merger (the “Facility”). The commitment to provide the Facility is subject to certain conditions, including the negotiation of definitive documentation and other customary closing conditions consistent with the Merger Agreement. The receipt of funding under the Facility is not a condition to the obligations of the Company under the terms of the Merger Agreement.

The obligation of each party to consummate the Merger is subject to certain conditions, including the receipt of the requisite approval by the stockholders of the Company as well as other customary closing conditions.

If the Merger Agreement is terminated by Holdings following a change of the recommendation of the Company’s board of directors, the Company would be obligated to pay Holdings a termination fee of $23,000 and may be obligated to pay such termination fee in other circumstances specified in the Merger Agreement. If the Merger Agreement is terminated because the stockholders of the Company do not approve the adoption of the Merger Agreement and the Merger, then the Company would be obligated to pay Holdings an expense reimbursement fee of $13,500. If the Merger Agreement is terminated because the Company fails to close the transaction after satisfaction of all of the conditions to Closing and Holdings is ready to close the Merger, then the Company would be obligated to pay Holdings a termination fee of $44,000.

VIMOVO acquisition

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

In November 2013, in connection with the closing of the transactions contemplated by the asset purchase agreement, the Company also entered into a license agreement with AstraZeneca, a supply agreement with AstraZeneca’s affiliate, AstraZeneca LP, and certain other agreements that are described below. The Company also executed a transition agreement with AstraZeneca pursuant to which AstraZeneca transitioned to the Company regulatory and commercial responsibility for VIMOVO in the United States. From the closing of the transaction until December 31, 2013, AstraZeneca continued to commercialize VIMOVO in the United States under AstraZeneca’s existing pricing and paid to the Company the net profits recognized on sales of VIMOVO in the United States. Beginning January 2, 2014, the Company commenced commercialization of VIMOVO in the United States on its own behalf and under new pricing for VIMOVO. In consideration for the U.S. rights to VIMOVO, the Company paid to AstraZeneca a one-time upfront cash payment of $35,000.

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

Under the Pozen license agreement, the Company is required to pay Pozen a flat 10% royalty on net sales of VIMOVO and such other products sold by the Company, its affiliates or sublicensees during the royalty term, subject to minimum annual royalty obligations of $5,000 in 2014 and $7,500 each year thereafter, which minimum royalty obligations will continue for each year during which one of Pozen’s patents covers such products in the United States and there are no competing products in the United States. The royalty rate may be reduced to a mid-single digit royalty rate as a result of loss of market share to competing products. The Company’s obligation to pay royalties to Pozen will expire upon the later of (a) expiration of the last-to-expire of certain patents covering such products in the United States, and (b) ten years after the first commercial sale of such products in the United States. In addition, the Company is obligated to reimburse Pozen for costs, including attorneys’ fees, incurred by Pozen in connection with VIMOVO patent litigation moving forward, subject to agreed caps.

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

In November 2013, in connection with the asset purchase agreement and the Pozen license agreement, the Company, AstraZeneca and Pozen entered into a letter agreement in which Pozen consented to AstraZeneca’s assignment of the Pozen license agreement to the Company and that addresses the rights and responsibilities of the parties in relation to the Pozen license agreement and the amended and restated collaboration and license agreement between Pozen and AstraZeneca for territories outside the United States (the “Pozen-AstraZeneca license agreement”). Under the letter agreement, the Company and AstraZeneca agreed to pay Pozen milestone payments upon the achievement by the Company and AstraZeneca, collectively, of certain annual aggregate global sales thresholds ranging from $550,000 to $1,250,000 with respect to products licensed by Pozen to the Company under the Pozen license agreement and to AstraZeneca under the Pozen-AstraZeneca license agreement. The aggregate milestone payment amount that may be owed by AstraZeneca and the Company, collectively, under the letter agreement is $260,000, with the amount payable by each of the Company and AstraZeneca with respect to each milestone to be based upon the proportional sales achieved by each of the Company and AstraZeneca, respectively, in the applicable year.

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

The components of inventories as of March 31, 2014 and December 31, 2013, are summarized as follows:

	March 31,	December 31,
	2014	2013
Raw materials	$135	$91
Work-in-process	839	522
Finished goods	8,458	8,088

Net inventories	$9,432	$8,701

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2014 and December 31, 2013, consisted of the following:

	March 31,	December 31,
	2014	2013
Prepaid debt commitment fee	$4,333	$—
Product samples inventory	1,588	1,323
Prepaid software license fees	828	855
Prepaid clinical trial studies	630	688
Prepaid co-pay expenses	523	621
Prepaid marketing expenses	38	381
Prepaid insurance	250	379
Prepaid FDA product and manufacturing fees	429	312
Other prepaid expenses	486	329

Total prepaid and other current assets	$9,105	$4,888

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2014 and December 31, 2013, consisted of the following:

	March 31,	December 31,
	2014	2013
Machinery and equipment	$2,367	$2,367
Furniture and fixtures	113	113
Computer equipment	2,245	2,160
Software	1,092	775
Trade show equipment	228	228
Leasehold improvement	873	783

	6,918	6,426
Less-accumulated depreciation	(3,021)	(2,646)

Total property and equipment	$3,897	$3,780

Depreciation expense was $376 and $259 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 8 – INTANGIBLE ASSETS

The Company’s intangible assets consist of developed technology related to the Company’s approved products LODOTRA in Europe and RAYOS in the United States and VIMOVO intellectual property rights in the United States.

On November 18, 2013, the Company entered into an asset purchase agreement with AstraZeneca, pursuant to which the Company acquired from AstraZeneca and its affiliates certain intellectual property with respect to VIMOVO and obtained the rights to develop other pharmaceutical products that contain gastroprotective agents in a single fixed combination oral solid dosage form with NSAIDs in the United States. In connection with the Company’s acquisition of the U.S. rights to VIMOVO, the Company capitalized $67,705 for the U.S. intellectual property rights of VIMOVO to intangible assets.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company does not believe there have been any circumstances or events that would indicate that the carrying value of any of its intangible assets have been impaired at March 31, 2014 or December 31, 2013.

As of March 31, 2014 and December 31, 2013, intangible assets consisted of the following:

	March 31, 2014				December 31, 2013
	Cost	Accumulated	Currency	Net Book	Cost	Accumulated	Currency	Net Book
	Basis	Amortization	Translation	Value	Basis	Amortization	Translation	Value
Developed technology	$84,779	$(19,547)	$(2,211)	$63,021	$84,779	$(17,823)	$(2,136)	$64,820
VIMOVO intellectual property	67,705	(4,734)	—	62,971	67,705	(1,431)	—	66,274

Total intangible assets	$152,484	$(24,281)	$(2,211)	$125,992	$152,484	$(19,254)	$(2,136)	$131,094

Amortization expense was $5,027 and $1,656 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, estimated future amortization expense was as follows:

2014 (remainder of the year)	$15,088
2015	20,118
2016	20,118
2017	20,118
2018 and thereafter	50,550

Total	$125,992

NOTE 9 – ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2014 and December 31, 2013, consisted of the following:

	March 31, 2014	December 31, 2013
Accrued trade discounts and rebates	$25,264	$8,463
Payroll related expenses	9,160	9,491
Accrued interest	2,685	810
Professional services	2,676	350
Sales and marketing expenses	2,208	1,761
Deferred rent	928	755
Clinical and regulatory expenses	556	488
Consulting services	546	283
Contract manufacturing expenses	161	301
Accrued other	528	1,347

Total accrued liabilities	$44,712	$24,049

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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the Company’s financial assets and liabilities at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$86,585	$—	$—	$86,585

Total assets at fair value	$86,585	$—	$—	$86,585

Liabilities:
Derivative liability	$—	$—	$313,440	$313,440

Total liabilities at fair value	$—	$—	$313,440	$313,440

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$66,817	$—	$—	$66,817

Total assets at fair value	$66,817	$—	$—	$66,817

Liabilities:
Derivative liability	$—	$—	$109,410	$109,410

Total liabilities at fair value	$—	$—	$109,410	$109,410

In accordance with the pronouncement guidance in ASC 815 “Derivatives and Hedging”, the conversion option included within the Convertible Senior Notes was deemed to include an embedded derivative, which required the Company to bifurcate and separately account for the embedded derivative as a separate liability on its condensed consolidated balance sheets. The estimated fair value was derived utilizing the binomial lattice approach for the valuation of convertible instruments. Assumptions used in the calculation included, among others, determining the appropriate credit spread using benchmarking analysis and solving for the implied credit spread, calculating the fair value of the stock component using a discounted risk free rate and borrowing cost and calculating the fair value of the note component using a discounted credit adjusted discount rate. Based on the assumptions used to determine the fair value of the derivative liability associated with the Convertible Senior Notes, the Company concluded that these inputs were Level 3 inputs.

The following table presents the assumptions used by the Company to determine the fair value as of March 31, 2014 and December 31, 2013 of the conversion option embedded in the Convertible Senior Notes:

	March 31, 2014	December 31, 2013
Stock price	$15.12	$7.62
Risk free rate	1.59%	1.69%
Borrowing cost	3.5%	5.0% and 3.5%
Weights	Equal weight	Equal weight
Credit spread (in basis points)	1,110	930 and 1,170
Volatilty	40.00%	40.00%
Initial conversion price	$5.36	$5.36
Remaining time to maturity (in years)	4.6	4.9

At March 31, 2014, the Company conducted a fair value assessment to reflect the market value adjustments for the embedded derivative due to the increase in the Company’s common stock value and for changes in the fair value assumptions. During the three months ended March 31, 2014, the Company recorded a $204,030 loss in its results of operations to properly reflect the fair value of the embedded derivative of $313,440.

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

Commitments

If the proposed Merger between the Company and Vidara is consummated, the Company will be required to pay its investment bankers a fee of $8,000. An additional $1,000 non-refundable fee has already been paid to the investment bankers in connection with the delivery of the fairness opinion. The Company also paid Deerfield a commitment fee of $5,000 upon execution of the Commitment Letter. The Commitment Letter expires on June 30, 2014 unless by June 30, 2014 the Company has provided notice to Deerfield that it commits to borrow at least $225,000 under the Facility, in which case the Commitment Letter will expire on the earlier of September 30, 2014, or the Closing and the entry into definitive documentation for the Facility with the Deerfield Funds. In the event the commitments under the Commitment Letter are extended to September 30, 2014 and the Company fails to consummate the Merger, the Company will be required to pay an additional fee of $3,750 to Deerfield. The Company has also agreed to pay customary fees and expenses in connection with obtaining the Facility and has agreed to indemnify Deerfield and the Deerfield Funds if certain losses are incurred by Deerfield and the Deerfield Funds in connection therewith.

Annual Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”). Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The Company committed to a minimum purchase of RAYOS/LODOTRA tablets from Jagotec for five years from the date of first launch of RAYOS/LODOTRA in a major country, as defined in the agreement, which was in April 2009. At March 31, 2014, the minimum remaining purchase commitment based on tablet pricing in effect under the agreement was $3,481. The agreement automatically renews on a yearly basis until either party provides two years advance written notice of termination. In April 2013, the agreement automatically renewed, and, therefore, the earliest the current agreement can expire according to this advance notice procedure is April 15, 2016.

In May 2011, the Company entered into a manufacturing and supply agreement with sanofi-aventis U.S., and amended the agreement effective as of September 25, 2013. Pursuant to the agreement, as amended, sanofi-aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from sanofi-aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union member states and Scandinavia. At March 31, 2014, the Company had a binding purchase commitment to sanofi-aventis U.S. for DUEXIS of $8,818, which is to be delivered during 2014.

In November 2013, the Company and AstraZeneca entered in a supply agreement pursuant to which AstraZeneca agreed to supply VIMOVO to the Company for commercialization in the United States through December 31, 2014. As of December 5, 2013, the Company has been providing AstraZeneca with a forecast of its supply requirements, including any forecasts for its sublicensees. The first four months of each forecast is a binding purchase commitment and may not be changed without AstraZeneca’s written consent. As of March 31, 2014, the minimum binding purchase commitment to AstraZeneca was $3,408 and is to be delivered through the fourth quarter of 2014.

Royalty Agreements

In connection with the August 2004 development and license agreement with SkyePharma AG (“SkyePharma”) and Jagotec, a wholly-owned subsidiary of SkyePharma, regarding certain proprietary technology and know-how owned by SkyePharma, Jagotec is entitled to receive a single digit percentage royalty on net sales of RAYOS/LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the net sales of RAYOS/LODOTRA, such as license fees, lump sum and milestone payments. Royalty expense recognized in cost of goods sold for the three months ended March 31, 2014 and 2013 was $331 and $169, respectively.

Under the Pozen license agreement, the Company is required to pay Pozen a flat 10% royalty on net sales of VIMOVO and such other products sold by the Company, its affiliates or sublicensees during the royalty term, subject to minimum annual royalty obligations of $5,000 in 2014 and $7,500 each year thereafter, which minimum royalty obligations will continue for each year during which one of Pozen’s patents covers such products in the United States and there are no competing products in the United States. The royalty rate may be reduced to a mid-single digit royalty rate as a result of loss of market share to competing products. The Company’s obligation to pay royalties to Pozen will expire upon the later of (a) expiration of the last-to-expire of certain patents covering such products in the United States, and (b) ten years after the first commercial sale of such products in the United States.

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

The Par license agreement may be terminated by the Company if Par commits a material breach of the agreement that is not cured or curable within 30 days after the Company provides notice of the breach. The Company may also terminate the Par license agreement immediately if Par or any of its affiliates initiate certain challenges to the validity or enforceability of any of the licensed patents or their foreign equivalents. In addition, the Par license agreement will terminate automatically upon termination of the Par settlement agreement.

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

NOTE 13 – DEBT AGREEMENT

The Company’s outstanding debt balances as of March 31, 2014 and December 31, 2013, consisted of the following:

	March 31,	December 31,
	2014	2013
Convertible Senior Notes	$150,000	$150,000
Debt discount	(37,226)	(39,238)

Long-term debt, net of current maturities	$112,774	$110,762

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

The conversion rate for the Convertible Senior Notes will initially be 186.4280 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $5.36 per share of common stock); provided that unless and until the Company obtains stockholder approval to issue more than 13,164,951 shares of its common stock, which is 19.99% of the Company’s common stock outstanding on November 18, 2013, upon conversion of the Convertible Senior Notes in accordance with the listing standards of The NASDAQ Global Market, the number of shares of common stock deliverable upon conversion will be subject to a “conversion share cap.” Unless and until such stockholder approval is obtained, the Company is required to settle conversions of the Convertible Senior Notes in cash up to their principal amount, shares for any conversion spread, and, if the number of shares deliverable for the conversion spread exceeds the conversion share cap, cash in lieu of shares that would otherwise be deliverable. The conversion rate of the Convertible Senior Notes, and the corresponding conversion price, is subject to adjustment for certain events, but will not be adjusted for accrued and unpaid interest. As of March 31, 2014, the carrying value of the Convertible Senior Notes approximated their fair value.

Pursuant to a number of factors outlined in ASC Topic 815, Derivative and Hedging, the conversion option in the Convertible Senior Notes was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. On November 22, 2013, a derivative liability and a corresponding debt discount in the amount of $40,110 were recorded. The debt discount is being charged to interest expense ratably over the life of the convertible debt. The effective interest rate computed on the Convertible Senior Notes was 11.22%.

The derivative liability is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2013, the Company conducted a fair value assessment of the embedded derivative due primarily to changes in the Company’s common stock value. As a result of the fair value assessment, the Company recorded a $69,300 expense in its results of operations for the three and twelve months ended December 31, 2013 to properly reflect the fair value of the embedded derivative of $109,410 as of December 31, 2013. At March 31, 2014, the Company conducted a subsequent fair value assessment to reflect the market value adjustments for the embedded derivative due to the increase in the Company’s common stock value and for changes in the fair value assumptions. During the three months ended March 31, 2014, the Company recorded a $204,030 loss in its results of operations to properly reflect the fair value of the embedded derivative of $313,440.

Upon receiving stockholder approval, the derivative liability will be re-measured on such date of approval to determine the fair value. Any gains or losses as a result of the re-measurement of the derivate liability will be recorded in the Company’s results of operations during that period and the entire fair value of the derivative liability will be recorded to the Company’s additional paid-in capital upon conversion.

Commitment Letter

On March 18, 2014, the Company entered into the Commitment Letter with Deerfield and certain Deerfield Funds pursuant to which the Deerfield Funds have committed to provide up to $250,000 of senior secured loans to finance the Merger. The commitment to provide the Facility is subject to certain conditions, including the negotiation of definitive documentation and other customary closing conditions consistent with the Merger Agreement. The receipt of funding under the Facility is not a condition to the obligations we have under the terms of the Merger Agreement.

The Company also paid Deerfield a commitment fee of $5,000 upon execution of the Commitment Letter. The $5,000 commitment fee paid to Deerfield was capitalized as a prepaid expense and is being amortized to expense through June 30, 2014. The Commitment Letter expires on June 30, 2014 unless by June 30, 2014 the Company has provided notice to Deerfield that it commits to borrow at least $225,000 under the Facility, in which case the Commitment Letter will expire on the earlier of September 30, 2014, or the Closing and the entry into definitive documentation for the Facility with the Deerfield Funds. In the event the commitments under the Commitment Letter are extended to September 30, 2014 and the Company fails to consummate the Merger, the Company will be required to pay an additional fee of $3,750 to Deerfield. The Company has also agreed to pay customary fees and expenses in connection with obtaining the Facility and has agreed to indemnify Deerfield and the Deerfield Funds if certain losses are incurred by Deerfield and the Deerfield Funds in connection therewith.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with a former stockholder who previously served as a director of Horizon Pharma USA. In addition, the Company’s wholly-owned subsidiary, Horizon Pharma AG, has entered into a consulting agreement with a former owner and majority shareholder of Nitec. For the three months ended March 31, 2014 and 2013, the Company paid $122 and $197, respectively, in consulting fees to the related parties.

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

The following table presents the benefit for income taxes for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Net loss before benefit for income taxes	$(207,355)	$(23,052)
Benefit for income taxes	(1,105)	(881)

Net loss	$(206,250)	$(22,171)

During the three months ended March 31, 2014 and 2013, benefit for incomes taxes was $1,105 and $881, respectively. The increase in benefit for income taxes during the first quarter of 2014 was primarily due to a higher net loss compared to the prior year period. Additionally, during the three months ended March 31, 2013, the Company recorded an additional benefit for income taxes of $831 associated with a reduction in the Company’s deferred tax valuation allowance resulting from a determination that a portion of deferred tax assets associated with deferred revenues from milestone payments would be realized in future years.

At March 31, 2014, the Company had a net deferred tax liability of $2,903 primarily related to temporary differences associated with its intangible assets. During the three months ended March 31, 2014, the Company recorded a $204,030 loss on the derivative revaluation in connection with the increase in the fair value of the embedded derivative associated with the Convertible Senior Notes. The loss on derivative revaluation was a permanent tax difference and is not deductible for income tax reporting purposes.

NOTE 16 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2014, the Company issued an aggregate of 5,154,142 shares of common stock upon the cash exercise of warrants and the Company received proceeds of $23,544 representing the aggregate exercise price for such warrants. In addition, warrants to purchase an aggregate of 41,631 shares of the Company’s common stock were exercised in cashless exercises, resulting in the issuance of 34,774 shares of common stock.

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

On December 5, 2013, pursuant to the terms of the 2011 ESPP, the Company’s board of directors approved an increase in the number of shares available for issuance under the 2011 ESPP of 1,053,074 shares, effective January 1, 2014. As of March 31, 2014, 350,547 shares have been issued and an aggregate of 1,465,879 shares of common stock were authorized and available for future grants under the 2011 ESPP.

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

In July 2010, the Company’s board of directors adopted the 2011 EIP. In June 2011, the Company’s stockholders approved the 2011 EIP, and it became effective upon the signing of the underwriting agreement related to the Company’s initial public offering on July 28, 2011. The 2011 EIP had an initial reserve of 3,366,228 shares of common stock, including 460,842 shares of common stock previously reserved for future issuance under the 2005 Plan, 1,304,713 shares of common stock reserved for future issuance upon the exercise of options outstanding under the 2005 Plan as of the 2011 EIP’s effective date and 1,600,673 new shares of common stock reserved. The 2011 EIP provides that an additional number of shares will automatically be added to the shares authorized for issuance each year on January 1, until 2021. The number of shares added each year will be equal to the least of: (a) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (b) 1,474,304 shares of common stock; or (c) a number of shares of common stock that may be determined each year by the Company’s board of directors that is less than (a) and (b). On December 5, 2013, pursuant to the terms of the Company’s 2011 EIP, the Company’s board of directors approved an increase in the number of shares available for issuance under the 2011 EIP of 1,474,304 shares, effective January 1, 2014. As of March 31, 2014, there were 344,275 shares available for future grants under the 2011 EIP, not including the additional shares available for grant pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules (“Rule 5635(c)(4)”) described below.

On November 7, 2013, November 16, 2013 and March 3, 2014, the Company’s board of directors approved amendments to the Company’s 2011 EIP to reserve an additional 200,000 shares, 800,000 shares and 730,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4). On January 10, 2014, the Company’s board of directors approved an amendment to the 2011 EIP to increase the number of shares available for issuance under the 2011 EIP by 703,400 shares (the “January 2014 amendment”), with such increase to the number of shares available for issuance under the 2011 EIP subject to stockholder approval of the January 2014 amendment. As of March 31, 2014, there were 438,400 shares available for future grants under the 2011 EIP pursuant to Rule 5635(c)(4).

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

Stock Option Plans

The following table summarizes stock option activity during the three months ended March 31, 2014:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2013	4,411,080	$6.47
Granted	1,500,900	$9.55
Exercised	(114,925)	$5.79
Forfeited	(92,376)	$5.28

Outstanding as of March 31, 2014	5,704,679	$7.31

Exercisable as of March 31, 2014	2,210,466	$9.22

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the three months ended March 31, 2014 and 2013, and assumptions used to value stock options, are as follows:

	For the Three Months Ended March 31,
	2014	2013
Dividend yield	—	—
Risk-free interest rate	2.0%	1.0%
Weighted average volatility	83.0%	88.3%
Expected life (in years)	6.0	6.0
Weighted average grant date fair value per share of options granted	$6.75	$1.74

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

During the three months ended March 31, 2013, the Company utilized a forfeiture rate of 5% for estimating the forfeitures of stock options granted. During the three months ended March 31, 2014, the Company reassessed its forfeiture rate based on actual historical experience and subsequently utilized a forfeiture rate that ranges from 5% to 15% based on the stratification of various employee grant categories.

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2014:

	Number of Units	Weighted Average Grant-Date Fair Value Per Units

Outstanding as of December 31, 2013	833,001	$2.86
Granted	766,300	$8.85
Vested	(161,775)	$2.40

Outstanding as of March 31, 2014	1,437,526	$6.10

The following table summarizes stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Stock-based compensation expense:
Research and development	$300	$282
Sales and marketing	584	280
General and administrative	1,043	517

Net effect of stock-based compensation expense on net loss	$1,927	$1,079

The Company estimates that, as of March 31, 2014, pre-tax compensation expense was $20,829 for all unvested stock-based awards, including both stock options and restricted stock units that will be recognized through the second quarter of 2017. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of its common stock which have been reserved under the 2011 Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our strategy and other aspects of our future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our products, growth opportunities and trends in the market in which we operate, prospects, plans and objectives of management and statements related to the anticipated completion of the proposed merger with Vidara Therapeutics International Ltd. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this report and in our other filings with the Securities and Exchange Commission, or SEC. We do not assume any obligation to update any forward-looking statements.

(Dollars are presented in thousands except share data or unless otherwise stated)

OUR BUSINESS

We are a specialty pharmaceutical company commercializing DUEXIS®, VIMOVO® and RAYOS®/LODOTRA®, each of which targets unmet therapeutic needs in arthritis, pain and inflammatory diseases. We developed DUEXIS and RAYOS/LODOTRA, and acquired the U.S. rights to VIMOVO from AstraZeneca AB, or AstraZeneca, in November 2013. We market our products in the United States through our field sales force of approximately 290 representatives. Our strategy is to develop, acquire or in-license additional innovative medicines or acquire companies where we can execute a targeted commercial approach among specific target physicians, such as primary care physicians, orthopedic surgeons and rheumatologists, while taking advantage of our commercial strengths and the infrastructure that has been put in place.

On April 23, 2011, the U.S. Food and Drug Administration, or FDA, approved DUEXIS, a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis, or RA, osteoarthritis, or OA, and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. We began detailing DUEXIS to physicians in December 2011. In June 2012, we licensed DUEXIS rights in Latin America to Grünenthal S.A., a private company focused on the promotion of pain products.

Our second approved product in the United States, RAYOS, known as LODOTRA outside the United States, is a proprietary delayed-release formulation of low-dose prednisone for the treatment of moderate to severe, active RA in adults, particularly when accompanied by morning stiffness. On July 26, 2012, the FDA approved RAYOS for the treatment of RA, polymyalgia rheumatica, or PMR, psoriatic arthritis, ankylosing spondylitis, or AS, asthma and chronic obstructive pulmonary disease and a number of other conditions. We are focusing our promotion of RAYOS in the United States on rheumatology indications, including RA and PMR. We began detailing RAYOS to a subset of U.S. rheumatologists in December 2012 and began the full launch in late January 2013 to the majority of U.S. rheumatologists and key primary care physicians. LODOTRA is currently marketed outside the United States by our distribution partner, Mundipharma International Corporation Limited, or Mundipharma.

On November 18, 2013, we entered into agreements with AstraZeneca pursuant to which we acquired from AstraZeneca and its affiliates certain intellectual property and other assets, and assumed from AstraZeneca and its affiliates certain liabilities, each with respect to VIMOVO, and obtained rights to develop other pharmaceutical products that contain gastroprotective agents in a single fixed combination oral solid dosage form with non-steroidal anti-inflammatory drugs, or NSAIDs, in the United States. VIMOVO (naproxen/esomeprazole magnesium) is a proprietary fixed-dose multi-layer delayed-release tablet combining an enteric-coated naproxen, an NSAID, core and an immediate-release esomeprazole, a proton pump inhibitor, layer surrounding the core. VIMOVO was originally developed by Pozen Inc., or Pozen, together with AstraZeneca pursuant to an exclusive global collaboration and license agreement under which AstraZeneca and Pozen agreed to co-develop VIMOVO and AstraZeneca obtained exclusive rights to commercialize VIMOVO worldwide. On April 30, 2010, the FDA approved VIMOVO for the relief of the signs and symptoms of OA, RA, and AS and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID associated gastric ulcers.

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

In December 2013, as a result of the acquisition of the U.S. rights to VIMOVO, we recognized revenues under our transition agreement with AstraZeneca. We announced the availability of Horizon-labeled VIMOVO on January 2, 2014, at which time we also began promotion with our primary care sales force.

On March 18, 2014, we, Vidara Therapeutics Holdings LLC, a Delaware limited liability company, or Holdings, Vidara Therapeutics International Ltd., an Irish private limited company, or Vidara, Hamilton Holdings (USA), Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Vidara, or U.S. HoldCo, and Hamilton Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of U.S. HoldCo, or Merger Sub, entered into a Transaction Agreement and Plan of Merger, or the Merger Agreement. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Horizon Pharma, Inc., with Horizon Pharma, Inc. continuing as the surviving corporation and as a wholly-owned, indirect subsidiary of Vidara, or the Merger, with Vidara converting to a public limited company and changing its name to Horizon Pharma plc, or New Horizon. New Horizon will be organized under the laws of Ireland. Upon consummation of the Merger, or the Closing, our security holders (excluding the holders of the convertible notes) will own approximately 74% of New Horizon and Holdings will own approximately 26% of New Horizon. At the Closing, Holdings will receive a cash payment of $200,000, plus the cash of Vidara and its subsidiaries as of Closing, less the indebtedness of Vidara and its subsidiaries and transaction expenses of Vidara and its subsidiaries paid by New Horizon at or following the Closing, subject to certain adjustments.

Vidara is a privately-held specialty pharmaceutical company with operations in Dublin, Ireland and the United States. Vidara markets ACTIMMUNE®, a bioengineered form of interferon gamma-1b, a protein that acts as a biologic response modifier, in the United States. ACTIMMUNE is approved by the FDA for use in children and adults with chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO. ACTIMMUNE is indicated for reducing the frequency and severity of serious infections associated with CGD and for delaying time to disease progression in patients with SMO.

The New Horizon ordinary shares to be issued to our stockholders will be registered with the SEC and are expected to be listed on NASDAQ. We have secured a $250,000 bridge loan commitment from Deerfield Management Company, L.P., pending potential execution of our final financing plans.

The Merger, which has been approved by the boards of directors of the parties, is subject to approval by our stockholders and the satisfaction of customary closing conditions. The Merger is expected to close mid-year 2014.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2014 and 2013

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

	Three Months Ended March 31,		Increase /
	2014	2013	(Decrease)
Gross sales	$92,248	$10,698	$81,550
Sales discounts and allowances	(40,322)	(2,005)	38,317

Net sales	51,926	8,693	43,233
Cost of good sold	7,619	3,769	3,850

Gross profit	44,307	4,924	39,383

Operating expenses
Research and development	2,833	2,198	635
Sales and marketing	28,695	16,328	12,367
General and administrative	11,192	4,942	6,250

Total operating expenses	42,720	23,468	19,252

Operating income (loss)	1,587	(18,544)	20,131

Other (expense) income
Interest expense, net	(4,207)	(3,603)	604
Foreign exchange loss	(38)	(905)	(867)
Loss on derivative fair value	(204,030)	—	204,030
Other expense	(667)	—	667

Total other expense, net	(208,942)	(4,508)	204,434

Loss before benefit for income taxes	(207,355)	(23,052)	184,303
Benefit for income taxes	(1,105)	(881)	224

Net loss	$(206,250)	$(22,171)	$184,079

Sales. During the three months ended March 31, 2014, gross and net sales were $92,248 and $51,926, respectively, compared to $10,698 and $8,693, respectively, during the three months ended March 31, 2013.

DUEXIS gross and net sales during the three months ended March 31, 2014 were $36,471 and $13,923, respectively, after deducting sales discounts and allowances of $22,548, including co-pay assistance costs of $11,268, compared to gross and net sales of $6,726 and $4,894, respectively, during the three months ended March 31, 2013. The increase in DUEXIS sales during the three months ended March 31, 2014 compared to the prior year period was primarily the result of prescription volume growth driven by expansion of the field sales organization and product price increases implemented during the course of 2013 and in January 2014. DUEXIS sales discounts and allowances increased from the prior year period and from the fourth quarter of 2013 primarily due to higher co-pay costs as a result of our strategy of keeping patients in spite of higher deductibles and managed care plan changes at the beginning of the calendar year, and higher managed care rebates in the quarter driven by channel mix. We expect a moderating of DUEXIS sales discounts and allowances in the coming quarters as patients meet their plan deductibles and co-pay costs are reduced.

VIMOVO gross and net sales during the three months ended March 31, 2014 were $50,010 and $34,007, respectively, after deducting sales discounts and allowances of $16,003, including co-pay assistance costs of $4,587. We began promotion of VIMOVO with our rheumatology sales force on November 26, 2013 and began commercialization through our primary care sales force on January 2, 2014 as the installed base of prior VIMOVO prescribers were very responsive to active promotion for the first time in years and the commercial business outgrew the decline of the government and cash business.

RAYOS gross and net sales were $5,082 and $3,307, respectively, during the three months ended March 31, 2014 after deducting sales discounts and allowances of $1,775, including co-pay assistance costs of $850, compared to gross and net sales of $418 and $348, respectively, during the three months ended March 31, 2013. The increase in RAYOS sales during the three months ended March 31, 2014 compared to the prior year period was primarily attributable to increased volume driven by the expansion of our sales force focused on RAYOS and product price increases implemented during the course of 2013 and in January 2014.

LODOTRA gross and net sales during the three months ended March 31, 2014 were $685 and $689, respectively, with net sales including the effect of a favorable trade allowance adjustment of $5, compared to gross and net sales of $3,554 and $3,452, respectively, during the three months ended March 31, 2013. The decrease in LODOTRA sales during the three months ended March 31, 2014 compared to the prior year period was the result of timing of product shipments to our European distribution partner, Mundipharma. LODOTRA sales to Mundipharma occur at the time we ship product based on Mundipharma’s estimated requirements. Accordingly, LODOTRA sales are not linear or directly tied to Mundipharma sales to the market and can therefore fluctuate from quarter to quarter.

Sales discounts and allowances. During the three months ended March 31, 2014, sales discounts and allowances were $40,322 compared to $2,005 during the three months ended March 31, 2013. As a percentage of gross product sales, sales discounts and allowances increased to 44% during the three months ended March 31, 2014 from 19% during the three months ended March 31, 2013. The increase in sales discounts and allowances was attributable to product price increases implemented during the course of 2013 and a significant increase in product sales during the three months ended March 31, 2014, which resulted in a corresponding increase in customer discounts and rebates, including distribution service fees and prompt pay allowances. Co-pay assistance costs increased $15,846 during the three months ended March 31, 2014 compared to the prior year period as a result of a larger number of prescriptions being filled by patients and product price increases implemented during the course of 2013, which resulted in us increasing the amount of co-pay assistance we would provide to a patient. Additionally, customer discounts and rebates increased $14,178 during the three months ended March 31, 2014 compared to the prior year period as a result of increased sales volumes, channel mix and product price increases implemented during 2013, offset by distribution service fee rebates earned as a result of gains earned by wholesalers for inventories held at the time of wholesaler price increases. The following table presents our sales discounts and allowances for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Gross product sales	$92,248	$10,698
Customer discounts and rebates	14,899	721
Co-pay assistance	16,705	859
Government rebates and chargebacks	5,048	283
Product returns and prompt pay allowances	3,670	142

Sales discounts and allowances	40,322	2,005

Product sales, net	$51,926	$8,693

Sales discounts and allowances, as a percent of gross product sales	44%	19%

Cost of Goods Sold. Cost of goods sold increased $3,850 to $7,619 during the three months ended March 31, 2014, from $3,769 during the three months ended March 31, 2013. The increase in cost of goods sold was primarily due to an increase in DUEXIS product shipments, cost of goods sold associated with our launch of VIMOVO in the United States in the first quarter of 2014, and $3,303 in higher intangible amortization expense during the first quarter of 2014. The increase in intangible amortization expense was related to our acquisition of the U.S. rights to VIMOVO from AstraZeneca in the fourth quarter of 2013, which resulted in us capitalizing $67,705 in intangible assets related to VIMOVO intellectual property rights. For the three months ended March 31, 2014 and 2013, intangible amortization expense accounted for 66% and 44%, respectively, of total cost of goods sold. At the time of our acquisition of the U.S. rights to VIMOVO, we estimated the fair value of contingent royalties payable to Pozen using an income approach under the discounted cash flow method, which included revenue projections and other assumptions we made to determine the fair value. If we were to significantly overperform or underperform against our original revenue projections or it became necessary to make changes to our assumptions, we would be required to reassess the fair value of the contingent royalties payable to Pozen. Any adjustments to fair value would be recorded in the period such adjustment was made as either a charge or credit to royalties payable, which is part of cost of goods sold, in accordance with our established accounting policies, and could impact the reported operating results in the period the adjustment was made.

Research and Development Expenses. Research and development expenses increased $635 to $2,833 during the three months ended March 31, 2014, from $2,198 during the three months ended March 31, 2013. The increase in research and development expenses during the first quarter of 2014 was primarily associated with $226 in higher consulting fees and $349 in increased clinical expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased $12,367 to $28,695 during the three months ended March 31, 2014, from $16,328 during the three months ended March 31, 2013. The increase in sales and marketing expenses was primarily attributable to an increase of $8,659 in salaries and benefits expenses associated with increased staffing of our field sales force, $2,467 in higher marketing and commercialization expenses, a $847 increase in consulting costs and $581 in higher facility expenses.

General and Administrative Expenses. General and administrative expenses increased $6,250 to $11,192 during the three months ended March 31, 2014, from $4,942 during the three months ended March 31, 2013. The increase in general and administrative expenses was primarily due to $5,222 in higher consulting and professional fees, of which $4,049 was incurred in connection with investment advisory and professional service fees related to our pending merger with Vidara and $1,020 related to higher salaries and benefits expense during the three months ended March 31, 2014 as a result of increased staffing.

Interest Expense, Net. Interest expense, net increased $604 to $4,207 during the three months ended March 31, 2014, from $3,603 during the three months ended March 31, 2013. The increase in interest expense, net was primarily attributable to higher debt discount expenses of $1,420, partially offset by $816 in lower interest expense as a result of lower borrowing costs under our 5.00% Convertible Senior Notes due 2018, or the Convertible Senior Notes, during the three months ended March 31, 2014 compared to our borrowing costs during the three months ended March 31, 2013 under our prior senior secured loan facility which we retired in November 2013.

Foreign Exchange Loss. During the three months ended March 31, 2014 and 2013, we reported a foreign exchange loss of $38 and $905, respectively. The decrease in foreign exchange loss during the first quarter of 2014 was primarily due to a decrease in U.S. dollar denominated transactions for our Horizon Pharma AG subsidiary, whose functional currency is the Euro.

Loss on Derivative Revaluation. During the three months ended March 31, 2014, we recorded a $204,030 non-cash charge related to the increase in the fair value of the embedded derivative associated with our Convertible Senior Notes. The increase in loss on the derivative revaluation was primarily due to an increase in the market value of our common stock during the three months ended March 31, 2014. The loss on derivative revaluation was a permanent tax difference and was not deductible for income tax reporting purposes.

Income Tax Benefit. Income tax benefit increased $224 to $1,105 during the three months ended March 31, 2014, from $881 during the three months ended March 31, 2013. The increase in benefit for income taxes during the first quarter of 2014 was primarily due to a higher net loss compared to the three months ended March 31, 2013. Additionally, during the three months ended March 31, 2013, we recorded an additional benefit for income taxes of $831 associated with a reduction in our deferred tax valuation allowance resulting from a determination that a portion of deferred tax assets associated with deferred revenues from milestone payments would be realized in future years.

Net Loss. Net loss increased $184,079 to $206,250 during the three months ended March 31, 2014, from $22,171 during the three months ended March 31, 2013, primarily as a result of the loss on derivative revaluation, which was partially offset by an increase in gross profit related to higher product sales in the three months ended March 31, 2014.

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

Revenue from product deliveries

We recognize revenue from the delivery of our products when delivery has occurred, title has transferred, the selling price is fixed or determinable, the right of return no longer exists (which is the earlier of product being dispensed through patient prescriptions or the expiration of the right of return) or product returns can be reasonably estimated, collectability is reasonably assured and we have no further performance obligations. Due to our ability to reasonably estimate and determine allowances for product returns, rebates and discounts, we recognize DUEXIS and RAYOS revenue at the point of sale to the wholesale pharmaceutical distributors and retail chains. We also recognize VIMOVO revenue at the point of sale, consistent with our revenue recognition of DUEXIS and RAYOS, given the availability of prior VIMOVO product return data.

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

Customer-Related Accruals and Allowances

DUEXIS, VIMOVO and RAYOS Product Sales Discounts and Allowances

We make allowances for product returns, rebates and discounts at the time of sale to wholesale pharmaceutical distributors and national and regional retail chains. We are also required to make significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.

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

Co-Pay Assistance

We offer discount card programs to patients under which the patient receives a discount on his or her prescription. We reimburse pharmacies for this discount through a third-party vendor. We record the total amount of estimated discounts for sales recorded in the period as a reduction of revenue based on a combination of actual invoices received and an estimate of discounts to be paid for product in the sales channel based on historical information.

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

The following table summarizes our customer-related accruals and allowances as of March 31, 2014:

	Customer Discounts and Rebates	Co-Pay Assistance	Government Rebates and Chargebacks	Returns and Prompt Pay Allowances	Total
Balance at December 31, 2013	$4,459	$2,258	$1,407	$431	$8,555
Current provisions relating to sales in current year	16,475	16,899	5,048	3,670	42,092
Adjustments relating to prior year sales	(1,576)	(194)	—	—	(1,770)
Payments/returns relating to sales in current year	(4,730)	(10,169)	(1,735)	(2,485)	(19,119)
Payments/returns relating to sales in prior years	(926)	(1,078)	(871)	—	(2,875)

Balance at March 31, 2014	$13,702	$7,716	$3,849	$1,616	$26,883

Cost of Goods Sold

We recognize cost of goods sold in connection with our sales of DUEXIS, VIMOVO and RAYOS/LODOTRA.

Cost of goods sold of DUEXIS includes all costs directly related to the acquisition of product from our third party manufacturers, including freight charges and costs of distribution.

Cost of goods sold of RAYOS includes all costs directly related to the acquisition of product from our third party manufacturers, including freight charges and costs of distribution, amortization of developed technology, royalty payments to third parties for the use of certain licensed patents and applicable taxes.

Cost of goods sold of LODOTRA includes raw material costs, costs associated with third parties who manufacture LODOTRA for us, supply chain costs, manufacturing overhead costs, amortization of developed technology, royalty payments to third parties for the use of certain licensed patents and applicable taxes.

Cost of goods sold for VIMOVO in the fourth quarter of 2013, following our acquisition in November 2013 of certain assets and rights necessary to commercialize VIMOVO in the United States, included only intangible amortization expense. Beginning in the first quarter of 2014, in connection with our marketing of VIMOVO in the United States, cost of goods sold for VIMOVO includes all costs directly related to the acquisition of product from AstraZeneca and/or a third-party manufacturer. At the time of our acquisition of the U.S. rights to VIMOVO, we estimated the fair value of contingent royalties payable to Pozen using an income approach under the discounted cash flow method, which included revenue projections and other assumptions we made to determine the fair value. If we were to significantly overperform or underperform against our original revenue projections or it became necessary to make changes to our assumptions, we would be required to reassess the fair value of the contingent royalties payable to Pozen. Any adjustments to fair value would be recorded in the period such adjustment was made as either a charge or credit to royalties payable, which is part of cost of goods sold, in accordance with our established accounting policies, and could impact the reported operating results in the period the adjustment was made.

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

Intangible Assets

Our intangible assets consist of developed technology related to three of our approved products: LODOTRA outside the United States, RAYOS in the United States and intellectual property rights related to our acquisition of the U.S. rights to VIMOVO. We amortize LODOTRA and RAYOS intangible assets over 12 years, which is the estimated useful life of the underlying patents, and we amortize the U.S. intellectual property rights of the VIMOVO intangible asset over 61.5 months, or through the end of 2018. We review our intangible assets when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. We measure fair value based on the estimated future discounted cash flows associated with our assets in addition to other assumptions and projections that we deem to be reasonable and supportable.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The estimated fair value of our derivative liability related to the convertible portion of our Convertible Senior Notes was derived utilizing the binomial lattice approach for the valuation of convertible instruments. Assumptions used in the calculation included, among others, determining the appropriate credit spread using benchmarking analysis and solving for the implied credit spread, calculating the fair value of the stock component using a discounted risk free rate and borrowing cost and calculating the fair value of the note component using a discounted credit adjusted discount rate. Based on the assumptions used to determine the fair value of the derivative liability associated with the Convertible Senior Notes, we concluded that these inputs were Level 3 inputs. We will continue to derive the fair value of the derivative liability using the binomial lattice approach and these assumptions in all future reporting periods.

Business Combinations

We account for business combinations in accordance with the pronouncement guidance in ASC 805, Business Combinations, in which acquired assets and liabilities are measured at their respective estimated fair values as of the acquisition date. We may be required, as in the case of intangible assets or contingent royalties, to determine the fair value associated with these amounts by estimating the fair value using an income approach under the discounted cash flow method, which may include revenue projections and other assumptions made by us to determine the fair value.

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

Stock-Based Compensation

We account for employee stock-based compensation by measuring and recognizing compensation expense for all stock-based payments based on estimated grant date fair values. We use the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period. We estimate the fair value of our stock-based awards to employees using the Black-Scholes option pricing model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price, volatility, risk-free interest rate, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of March 31, 2014, we had an accumulated deficit of $663,365. We anticipate that we will continue to incur net losses until such time as the revenues we generate from DUEXIS, VIMOVO and RAYOS/LODTORA or any products we may acquire or in-license are sufficient to cover our operating expenses. We expect that our sales and marketing expenses will continue to increase as a result of our commercialization of DUEXIS, VIMOVO and RAYOS/LODOTRA. As a result, we will need to generate significant net product sales, and royalty and other revenues to achieve profitability.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes. As of March 31, 2014, we had $103,374 in cash and cash equivalents.

On November 18, 2013, we entered into note purchase agreements with investors to issue $150,000 aggregate principal amount of Convertible Senior Notes. The note purchase agreements contain customary representations, warranties, covenants and closing conditions. The Convertible Senior Notes were issued on November 22, 2013. We received net proceeds of $124,923 from the sale of the Convertible Senior Notes, after deducting fees and expenses of $6,402 and $18,675 related to a capped call transaction. The Convertible Senior Notes are governed by an Indenture, dated as of November 22, 2013, between us and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 5.00% per year, payable in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The Convertible Senior Notes will mature on November 15, 2018, unless earlier repurchased or converted. The Convertible Senior Notes were sold at a price equal to 100% of the principal amount thereof and are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2018 only under certain conditions. On or after August 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date for the Convertible Senior Notes, holders will be able to convert their Convertible Senior Notes at their option at the conversion rate then in effect at any time, regardless of these conditions. Subject to certain limitations, we may settle conversions of the Convertible Senior Notes by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of our common stock, at our election. If we undergo a fundamental change prior to the maturity date of the Convertible Senior Notes, the holders may require us to repurchase for cash all or any portion of their Convertible Senior Notes at a price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest.

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

On March 18, 2014, we, Holdings, Vidara, U.S. HoldCo and Merger Sub entered into the Merger Agreement under which Merger Sub will merge with and into Horizon Pharma, Inc., with Horizon Pharma, Inc. continuing as the surviving corporation and as a wholly-owned, indirect subsidiary of Vidara, with Vidara converting to a public limited company and changing its name to Horizon Pharma plc. New Horizon will be organized under the laws of Ireland with a portfolio of four products marketed primarily in the United States. Upon the Closing, our security holders (excluding the holders of the Convertible Senior Notes) will own approximately 74% of New Horizon and Holdings will own approximately 26% of New Horizon. At the Closing, Holdings will receive a cash payment of $200,000, plus the cash of Vidara and its subsidiaries as of Closing, less the indebtedness of Vidara and its subsidiaries and transaction expenses of Vidara and its subsidiaries paid by New Horizon at or following the Closing, subject to certain adjustments.

In connection with the Merger, our stockholders will receive one ordinary share of New Horizon in exchange for each share of our common stock they own at Closing. Additionally, we entered into a commitment letter, or the Commitment Letter, with Deerfield Management Company, L.P., or Deerfield, and certain funds managed by Deerfield, or the Deerfield Funds, pursuant to which the Deerfield Funds have committed to provide up to $250,000 of senior secured loans to finance the Merger, or the Facility. The commitment to provide the Facility is subject to certain conditions, including the negotiation of definitive documentation and other customary closing conditions consistent with the Merger Agreement. The receipt of funding under the Facility is not a condition to the obligations of we have under the terms of the Merger Agreement.

During the three months ended March 31, 2014, we received proceeds of $23,544 in connection with our issuance of an aggregate of 5,188,916 shares of our common stock upon the exercise of common stock warrants. Additionally, we received $612 in proceeds in connection with our issuance of an aggregate of 108,600 shares of our common stock upon the exercise of stock options.

We are required to maintain compliance with applicable Swiss laws with respect to our Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. We review on a regular basis whether our Swiss subsidiary is overindebted. As of March 31, 2014 and December 31, 2013, our Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. We will continue to monitor and review steps to address any overindebtedness until such time as our Swiss subsidiary may generate positive income at a statutory level, which could require us to have cash at our Swiss subsidiary in excess of its near term operating needs and could affect our ability to have sufficient cash to meet our near term operating needs. As of March 31, 2014 and December 31, 2013, Horizon Pharma AG had cash and cash equivalents of $2,558 and $3,476, respectively. Based upon the cash and cash equivalents held by Horizon Pharma AG as of March 31, 2014 and December 31, 2013 and Horizon Pharma AG’s level of overindebtedness at such times, we do not expect that our financial position or results of operations will be materially affected by any need to address overindebtedness at our Swiss subsidiary. To date, the overindebtedness of our Swiss subsidiary has not resulted in the need to divert material cash resources from our U.S. subsidiary.

The following table provides a summary of our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Cash and cash equivalents	$103,374	$81,076
Cash (used in) provided by :
Operating activities	(757)	(22,769)
Investing activities	(494)	(225)
Financing activities	24,156	—

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2014 and 2013, net cash used in operating activities was $757 and $22,769, respectively. The decrease in net cash used in operating activities during the quarter ended March 31, 2014 was primarily attributable to higher cash collections from accounts receivable balances as a result of an increase in product sales, partially offset by higher cash outlays for trade payables and transaction related costs in the current year.

Investing Cash Flows

During the three months ended March 31, 2014 and 2013, net cash flows used in investing activities was $494 and $225, respectively. The increase in net cash used in investing activities during the three months ended March 31, 2014 was associated with capital expenditures related to purchases of computers and related equipment in connection with the expansion of our field sales force.

Financing Cash Flows

During the three months ended March 31, 2014 and 2013, net cash provided by financing activities was $24,156 and $0, respectively. The increase in net cash provided by financing activities during the three months ended March 31, 2014 was primarily attributable to proceeds received from the exercise of common stock warrants. During the three months ended March 31, 2014, we received proceeds of $23,544 in connection with the exercise of warrants to purchase 5,188,916 shares of our common stock. Additionally, we received $612 in proceeds related to the exercise of stock options to purchase 108,600 shares of our common stock.

Contractual Obligations

During the three months ended March 31, 2014, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except for our entry into the following commitments described below.

On March 18, 2014, we entered into the Commitment Letter with Deerfield and certain Deerfield Funds pursuant to which the Deerfield Funds have committed to provide up to $250,000 of senior secured loans to finance the Merger. The commitment to provide the Facility is subject to certain conditions, including the negotiation of definitive documentation and other customary closing conditions consistent with the Merger Agreement. The receipt of funding under the Facility is not a condition to the obligations we have under the terms of the Merger Agreement.

We also paid Deerfield a commitment fee of $5,000 upon execution of the Commitment Letter. The $5,000 commitment fee paid to Deerfield was capitalized as a prepaid expense and is being amortized to expense through June 30, 2014. The Commitment Letter expires on June 30, 2014 unless by June 30, 2014 we have provided notice to Deerfield that we commit to borrow at least $225,000 under the Facility, in which case the Commitment Letter will expire on the earlier of September 30, 2014, or the Closing and the entry into definitive documentation for the Facility with the Deerfield Funds. In the event the commitments under the Commitment Letter are extended to September 30, 2014 and we fail to consummate the Merger, we will be required to pay an additional fee of $3,750 to Deerfield. We have also agreed to pay customary fees and expenses in connection with obtaining the Facility and have agreed to indemnify Deerfield and the Deerfield Funds if certain losses are incurred by Deerfield and the Deerfield Funds in connection therewith.

If the proposed Merger between us and Vidara is consummated, we will be required to pay our investment bankers a fee of $8,000. An additional $1,000 non-refundable fee has already been paid to the investment bankers in connection with the delivery of the fairness opinion.

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

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. For the three months ended March 31, 2014, our top three customers, AmerisourceBergen, McKesson Corporation and Cardinal Health, Inc., accounted for approximately 85% of total consolidated gross sales. For the year ended December 31, 2013, our top five customers, AmerisourceBergen, McKesson Corporation, Cardinal Health, Inc., Mundipharma and Rochester Drug Company, accounted for approximately 89% of total consolidated gross sales.

In addition, three customers, McKesson Corporation, AmerisourceBergen and Cardinal Health, Inc., accounted for approximately 85% of our total outstanding accounts receivable balances at March 31, 2014. As of December 31, 2013, four customers, McKesson Corporation, AmerisourceBergen, Rochester Drug Company and Cardinal Health, Inc., accounted for approximately 85% of our total outstanding accounts receivable balances. Historically, we have not experienced any losses related to our accounts receivable balances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, the end of the period covered by this report.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

Risks Related to Our Business and Industry

Our ability to generate revenues from our products will be subject to attaining significant market acceptance among physicians, patients and healthcare payers.

DUEXIS®, VIMOVO® and RAYOS®/LODOTRA®, and other product candidates that we may develop, acquire, or in-license, may not attain market acceptance among physicians, patients, healthcare payers or the medical community. In the U.S. market, we began selling DUEXIS in December 2011. We began commercial sales of RAYOS, which was approved by the U.S. Food and Drug Administration, or FDA, in July 2012, to a subset of rheumatologists in the fourth quarter of 2012 with the full launch to the majority of U.S. rheumatologists and key primary care physicians in late January 2013. Outside the United States, LODOTRA has been sold in a limited number of countries and sales may not grow to expected levels, in part because we depend on our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, for commercialization outside the United States. With respect to DUEXIS, we have only received marketing approval in the United Kingdom, or UK, thus far, and even if it is approved in other European countries, we do not expect the opportunity in Europe to be material to our business given the current state of the market in Europe for pain products and the revenue being generated by existing branded non-steroidal anti-inflammatory drugs, or NSAIDs, in Europe. There have been no sales of DUEXIS in the UK thus far. VIMOVO was launched in the U.S. market in the fourth quarter of 2010 by AstraZeneca AB, or AstraZeneca, under its license from Pozen Inc., or Pozen. Following our acquisition of the U.S. rights to VIMOVO in November 2013, we began selling VIMOVO in the first quarter of 2014 and have completed the expansion of our sales force to approximately 250 primary care representatives and approximately 40 rheumatology sales specialists. We believe that the degree of market acceptance and our ability to generate revenues from our products will depend on a number of factors, including:

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

We rely on third parties to manufacture commercial supplies of DUEXIS, VIMOVO and RAYOS/LODOTRA, and we intend to rely on third parties to manufacture commercial supplies of any other approved products. The commercialization of any of our products could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.*

The facilities used by our third-party manufacturers to manufacture our products and product candidates must be approved by the applicable regulatory authorities. We do not control the manufacturing processes of third-party manufacturers and are currently completely dependent on our third-party manufacturing partners sanofi-aventis U.S. LLC, or sanofi-aventis U.S., operating through Valeant Pharmaceuticals International, Inc., or Valeant, its manufacturing partner located in Laval, Canada for production of DUEXIS, and Jagotec AG, or Jagotec, a wholly-owned subsidiary of SkyePharma PLC, located in Lyon, France, for production of RAYOS/LODOTRA. In August 2011, SkyePharma leased their entire pharmaceutical manufacturing business to Aenova France SAS, or Aenova. As such, Aenova is now a subcontractor for Jagotec for the manufacture of RAYOS/LODOTRA, with our consent. Sanofi Winthrop Industrie in France has been qualified as a backup manufacturer for DUEXIS. Bayer Pharma AG in Germany has been qualified as a backup manufacturer for RAYOS/LODOTRA. In December 2011, Valeant acquired Dermik, a dermatology unit of sanofi-aventis U.S., which includes the Laval, Canada site. Although, Valeant has taken over management and operations at the Laval, Canada facility, our manufacturing agreement remains with sanofi-aventis U.S. We purchase the primary active ingredients for DUEXIS from BASF Corporation in Bishop, Texas and Dr. Reddy’s in India, and the primary active ingredient for RAYOS/LODOTRA from Tianjin Tianyao Pharmaceuticals Co., Ltd. in China and Sanofi Chimie in France. With respect to VIMOVO, we rely on AstraZeneca, including through its existing third party manufacturing arrangements, to supply finished VIMOVO product through 2014. After 2014, AstraZeneca will no longer be obligated to supply VIMOVO to us and we will need to rely on our own third-party manufacturing arrangements to ensure continued supply. In connection with our acquisition of the U.S. rights to VIMOVO, we have entered into a long-term master manufacturing services and product agreement with Patheon Pharmaceuticals Inc., or Patheon, for the supply of finished VIMOVO product. We have entered into long-term supply agreements with Divis Laboratories Limited and Minakem Holding SAS for the supply of the active pharmaceutical ingredients, or APIs, of VIMOVO. In addition, we are required to obtain AstraZeneca’s consent prior to engaging any third-party manufacturers for esomeprazole, one of the APIs in VIMOVO, other than the third-party manufacturer(s) currently used by AstraZeneca or its affiliates or licensees. To the extent such manufacturers are unwilling or unable to manufacture esomeprazole for us on commercially-acceptable terms, we cannot guarantee that AstraZeneca would consent to our use of alternate sources of supply. If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products. To the extent any third-party manufacturers that we engage with respect to VIMOVO are different than those used by AstraZeneca, the FDA will need to approve the facilities of those third-party manufacturers used in the manufacture of VIMOVO prior to our sale of any VIMOVO product using these facilities. If we cannot agree to terms with third-party manufacturers of VIMOVO APIs or the third party suppliers we engage do not have their facilities approved by the FDA with sufficient time to transition commercial supply of VIMOVO after 2014, we may experience supply shortages and our commercialization of VIMIVO would be substantially harmed.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that issues relating to the manufacture of any of our products will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize our products in the United States or provide any product candidates to patients in clinical trials would be jeopardized. Any delay or interruption in our ability to meet commercial demand for our products will result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for these products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of any of our products or product candidates and could have a material adverse effect on our business, results of operations, financial condition and prospects.

We have experienced recent growth and have expanded the size of our organization substantially in connection with our acquisition of the U.S. rights to VIMOVO in November 2013, and we may experience difficulties in managing this growth.*

As of December 31, 2010, we employed 41 full-time employees as a consolidated entity. In anticipation of the commercial launch of DUEXIS, we hired 80 sales representatives during the period from September 2011 through October 2011. As of December 31, 2013 and March 31, 2014, we employed 304 and 427 full-time employees, respectively, as a consolidated entity. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our products, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

If we fail to develop, acquire or in-license other product candidates or products, our business and prospects would be limited.*

A key element of our strategy is to develop, acquire or in-license and commercialize a portfolio of other product candidates in addition to DUEXIS and RAYOS/LODOTRA, such as our November 2013 acquisition of the U.S. rights to VIMOVO and our addition of ACTIMMUNE pending our merger with Vidara Therapeutics International Ltd., or Vidara. Because we do not have proprietary drug discovery technology, the success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire or in-license clinically enabled product candidates for the treatment of pain-related diseases, or for therapeutic indications that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring, licensing promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire or license suitable product candidates from third parties on terms acceptable to us, our business and prospects will be limited.

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

Our November 2013 acquisition of the U.S. rights to VIMOVO, our proposed merger with Vidara, and any other strategic transactions that we may pursue in the future could have a variety of negative consequences, and we may not realize the benefits of such transactions or attempts to engage in such transactions.*

We acquired the U.S. rights to VIMOVO in November 2013 and from time to time, we may seek to engage in additional strategic transactions with third parties, such as our proposed merger with Vidara, other acquisitions of companies or divisions of companies, asset purchases or in-licensing of product candidates or technologies that we believe will complement or augment our existing business. We may also consider a variety of other business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and other investments. Any such transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose significant integration challenges, create additional tax, legal, accounting and operational complexities in our business, require additional expertise, result in dilution to our existing stockholders and disrupt our management and business, which could harm our operations and financial results. For example, in connection with our acquisition of the U.S. rights to VIMOVO, we assumed primary responsibility for the existing patent infringement litigation with respect to VIMOVO, and have also agreed to reimburse certain legal expenses of Pozen with respect to its continued involvement in such litigation, and we expect that this will result in substantial on-going expenses and potential distractions to our management team. Because VIMOVO is approved for similar indications and prescribed to similar patients compared to DUEXIS, we may also experience lower prescriptions of DUEXIS as we seek to commercialize VIMOVO, particularly from the approximately 30% of physicians that currently prescribe both products. Moreover, we face significant competition in seeking appropriate strategic partners and transactions, and the negotiation process for any strategic transaction can be time-consuming and complex. In addition, we may not be successful in our efforts to engage in certain strategic transactions because our financial resources and research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential. We may not be able to expand our business or realize our strategic goals if we do not have sufficient funding or cannot borrow or raise additional capital. There is no assurance that following our acquisition of the U.S. rights to VIMOVO, our proposed merger with Vidara or any other strategic transaction, we will achieve the anticipated revenues or net income that we believe to justify such transaction. Any failures or delays in entering into strategic transactions could also delay or negatively impact the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. In addition, any failures or delays in entering into strategic transactions anticipated by analysts or the investment community could result in a decline in our stock price.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our Chairman, President and Chief Executive Officer, Timothy P. Walbert; our Executive Vice President and Chief Business Officer, Robert F. Carey; our Executive Vice President and Chief Financial Officer, Robert J. De Vaere; our Executive Vice President, Development, Manufacturing and Regulatory Affairs and Chief Medical Officer, Jeffrey W. Sherman, M.D.; and our Executive Vice President and Chief Commercial Officer, Todd Smith. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide incentive stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

We are subject to federal, state and foreign healthcare laws and regulations and implementation or changes to such healthcare laws and regulations could adversely affect our business and results of operations.*

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to regulate and to change the healthcare system in ways that could affect our ability to sell our products profitably, described in greater detail in the Government Regulation Section of this report. In the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using our products, reduce product utilization and adversely affect our business and results of operations. It is unclear whether and to what extent, if at all, other anticipated developments resulting from the federal healthcare reform legislation, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue to offset the annual excise tax (on certain drug product sales) enacted under the PPACA, subject to limited exceptions. It is possible that the tax burden, if we are not excepted, would adversely affect our financial performance, which in turn could cause the price of our stock to decline. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current products and/or those for which we may receive regulatory approval in the future.

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

We also, as part of the April 23, 2011 FDA approval of DUEXIS, have a commitment under the Pediatric Research Equity Act, or PREA, to conduct an assessment of the safety and effectiveness of the product for the claimed indication in pediatric patients. The PREA PMR study is currently being delayed by the FDA and we are in discussions with the FDA to resolve this matter.

In addition, in connection with our November 2013 acquisition of the U.S. rights to VIMOVO, we assumed responsibility for completing an ongoing PREA post-marketing requirement study in children 12 years to 16 years and 11 months of age with Juvenile Idiopathic Arthritis for which the FDA recently granted an extension with a final report due date of December 2015. Although we are committed to carrying out these commitments, there are challenges in conducting studies in pediatric patients including availability of study sites, patients, and obtaining parental informed consent.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.*

We have a limited operating history. We have financed our operations primarily through equity and debt financings and the issuance of convertible notes and have incurred significant operating losses since our inception. We had net losses of $206.3 million for the three months ended March 31, 2014 and $149.0 million, $87.8 million and $113.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of March 31, 2014, we had an accumulated deficit of $663.4 million. We do not know whether or when we will become profitable. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Our losses have resulted principally from costs incurred in our development activities for our products and product candidates, commercialization activities related to our product launches and costs associated with derivative liability accounting. We anticipate that we will continue to incur operating losses until such time as the revenues we generate from the sale of our products are sufficient to cover our operating expenses.

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

We may need to obtain additional financing to successfully commercialize or further develop DUEXIS, VIMOVO and RAYOS/LODOTRA, or to develop, acquire or in-license other products.*

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	commercialize DUEXIS, VIMOVO and RAYOS in the United States, including the substantial expansion of our sales force in connection with our November 2013 acquisition of the U.S. rights to VIMOVO;

•	complete the regulatory approval process, and any future required clinical development related thereto, for DUEXIS, VIMOVO and RAYOS/LODOTRA;

•	potentially acquire or in-license additional complementary products or products that augment our current therapeutic areas of focus;

•	conduct clinical trials with respect to RAYOS/LODOTRA to generate clinical data in diseases beyond RA, such as PMR; and

•	consummate our proposed merger with Vidara.

While we believe that our existing cash and cash equivalents at March 31, 2014, of $103.4 million, together with interest thereon, will be sufficient to fund our operations to the point of generating positive cash flow based on our current expectations of continued revenue growth, we may need to raise additional funds if we choose to expand our commercialization or development efforts more rapidly than we presently anticipate, if we develop, acquire or in-license additional products or acquire companies, or if our revenues do not meet expectations.

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

While we have a commitment from Deerfield Management Company, L.P. for $250.0 million to fund the required cash payments for our proposed merger with Vidara, we may not be able to meet the closing conditions or may otherwise have to seek alternative acquisition financing.

Even if we obtain additional financing, our Horizon Pharma AG subsidiary is subject to Swiss laws regarding overindebtedness that require Horizon Pharma AG to maintain assets in excess of its liabilities. As of March 31, 2014 and December 31, 2013, our Swiss subsidiary was overindebted, primarily as a result of operating losses at the subsidiary. We will continue to monitor and review steps to address any overindebtedness, until such time as our Swiss subsidiary may generate positive income at a statutory level, which could require us to have cash at our Swiss subsidiary in excess of its near term operating needs and could affect our ability to have sufficient cash at our U.S. subsidiary to meet its near term operating needs.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In September 2012, the sale of our common stock and warrants to purchase shares of our common stock in a public equity offering triggered an “ownership change” limitation and, as a result, we will be subject to annual limits on our ability to utilize net operating loss carryforwards. We estimate that these annual limits will be a cumulative carryforward of $49.9 million in 2014, and at a minimum, $22.0 million for each of 2015 and 2016 assuming only the carryforward limitation. The net operating loss carryforward limitation is cumulative such that any use of the carryforwards below the limitation in one year will result in a corresponding increase in the limitation for the subsequent tax year. We may also experience ownership changes in the future as a result of consummating the proposed merger with Vidara or other subsequent shifts in our stock ownership, including potentially as a result of our debt and equity financings. Any limitation on our ability to use our net operating loss carryforwards will likely increase the taxes we would otherwise pay in future years if we were not subject to such limitations.

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

At March 31, 2014, we had $103.4 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2014, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.*

In November 2013, we issued $150.0 million aggregate principal amount of 5.00% Convertible Senior Notes due 2018, or the Convertible Senior Notes, to investors pursuant to note purchase agreements with such investors. As of March 31, 2014, all $150.0 million principal amount of the Convertible Senior Notes remained outstanding. We also expect to substantially increase our overall indebtedness to finance our proposed merger transaction with Vidara. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Senior Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Our officers, directors and funds affiliated with our directors own a significant percentage of our stock and will be able to influence matters subject to stockholder approval.*

Our officers, directors and funds affiliated with our directors held in the aggregate approximately 17% of our outstanding voting stock as of March 31, 2014. Therefore, these stockholders have the ability to influence us through this ownership position, including through matters requiring stockholder approval. For example, these stockholders may be able to influence the elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction, such as the proposed merger with Vidara. This may discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our ATM sales agreement, our convertible notes or equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price.*

Additional capital may be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in subsequent transactions, our existing stockholders may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

In August 2012, we entered into a sales agreement with Cowen pursuant to which we may sell common stock in ATM offerings under our registration statement on Form S-3, which became effective on August 9, 2012. As of March 31, 2014, Cowen had sold a cumulative total of 2,448,575 shares of our common stock with gross proceeds to us of $6.2 million.

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

Risks Related to the Proposed Merger with Vidara

Failure to consummate the proposed merger with Vidara could negatively impact our stock price and our future business and financial results.*

If the proposed merger between us and Vidara is not consummated, our ongoing business may be adversely affected and, without realizing any of the benefits of having consummated the merger, we will be subject to a number of risks, including the following:

•	we may be required to reimburse Vidara for certain expenses incurred by Vidara in connection with certain governmental filings or certain lawsuits;

•	if the merger agreement is terminated under specified circumstances, we may be required to pay to Vidara a termination fee equal to $23 million;

•	if the merger is not consummated because our stockholders do not approve the merger, we will be obligated to pay Vidara $13.5 million for expenses;

•

if the merger is not consummated because we are not able to complete the merger after the conditions to closing are satisfied and Vidara is ready, willing and able to close the merger, then we will be obligated to pay Vidara $44 million as a termination fee;

•

we will be required to pay significant costs relating to the proposed reorganization and merger, including legal, accounting, filing and possible other fees and mailing, financial printing and other expenses in connection with the transaction whether or not the merger is consummated;

•

the current price of our common stock may reflect a market assumption that the merger will occur, meaning that a failure to complete the merger could result in a decline in the price of our common stock; and

•

matters relating to the reorganization and merger have required and will continue to require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

We also could be subject to litigation related to any failure to consummate the merger or to perform our obligations under the merger agreement, or related to any enforcement proceeding commenced against us. If the merger is not consummated, these risks may materialize and may adversely affect our business, financial results and stock price.

Obtaining required approvals necessary to satisfy the conditions to the completion of the merger may delay or prevent completion of the merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the merger.*

The merger is subject to customary closing conditions. These closing conditions include, among others, the receipt of the requisite approval of our stockholders, the effectiveness of the registration statement filed with the SEC regarding the proposed merger and the consummation of the reorganization of Vidara.

We cannot assure you that the required stockholder approval will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. This could result in a failure to consummate the merger or have a material adverse effect on the combined company’s business and results of operations.

Our business relationships, including customer relationships, may be subject to disruption due to uncertainty associated with the merger.*

Parties with which we currently do business or may do business in the future, including customers and suppliers, may experience uncertainty associated with the merger, including with respect to current or future business relationships with us or the surviving entity in the merger. As a result, our business relationships may be subject to disruptions if customers, suppliers and others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have an adverse effect on the business, financial condition, results of operations or prospects of us and the surviving entity following the closing of the merger. The adverse effect of such disruptions could be exacerbated by a delay in the consummation of the merger or termination of the merger agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We completed the following issuances of unregistered securities during the three months ended March 31, 2014:

•

In January 2014, we issued 20,711 shares of common stock to Parallax Biomedical Fund L.P. upon the cash exercise of a warrant and we received proceeds of $89,222.99 representing the aggregate exercise price of such warrant.

•

In February 2014, we issued 20,711 shares of common stock to Cowen Overseas Investment L.P. upon the cash exercise of a warrant and we received proceeds of $89,222.99 representing the aggregate exercise price of such warrant.

•	In March 2014, we issued 34,774 shares of common stock to Silicon Valley Bank upon the cashless exercise of warrants to purchase an aggregate of 41,631 shares of common stock.

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

HORIZON PHARMA, INC.

Date: May 9, 2014	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2014	By:	/s/ Robert J. De Vaere
Robert J. De Vaere
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(9)	Transaction Agreement and Plan of Merger, dated March 18, 2014, by and among Horizon Pharma, Inc., Vidara Therapeutics Holdings LLC, Vidara Therapeutics International Ltd., Hamilton Holdings (USA), Inc. and Hamilton Merger Sub, Inc.*

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(2)	Form of Warrant issued by Horizon Pharma, Inc. to bridge financing investors.

4.3(2)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Comerica Bank.

4.4(2)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Hercules Technology Growth Capital, Inc.

4.5(2)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Comerica Bank.

4.6(2)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Hercules Technology Growth Capital, Inc.

4.7(2)	Warrant issued by Horizon Pharma, Inc. on April 1, 2010 to Silicon Valley Bank.

4.8(2)	Investors’ Rights Agreement, dated April 1, 2010, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.9(2)	Form of Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Oxford Finance LLC.

4.10(2)	Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Silicon Valley Bank.

4.11(2)	Conversion and Amendment Agreement, dated June 16, 2011, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.12(3)	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.13(3)	Amendment to Investors’ Rights Agreement, dated February 22, 2012.

4.14(4)	Form of Warrant issued in Public Offering of Units.

4.15(5)	Indenture, dated as of November 22, 2013, by and between Horizon Pharma, Inc. and U.S. Bank National Association.

4.16(5)	Form of 5.00% Convertible Senior Note due 2018.

10.1+(6)	First Amendment to Amended and Restated Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Timothy P. Walbert.

10.2+(6)	First Amendment to Amended and Restated Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Robert J. De Vaere.

10.3+(6)	First Amendment to Amended and Restated Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Jeffrey W. Sherman, M.D., FACP.

10.4+(6)	First Amendment to Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Todd N. Smith.

10.5+(7)	Executive Employment Agreement, effective March 5, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Robert F. Carey.

Exhibit Number	Description of Document

10.6+(8)	2011 Equity Incentive Plan, as amended, and Form of Option Agreement and Form of Stock Option Grant Notice thereunder.

10.7(10)	Commitment Letter, dated March 18, 2014, by and among Horizon Pharma, Inc., Deerfield Management Company, L.P. and certain funds managed by Deerfield Management Company, L.P.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Horizon Pharma, Inc. undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on August 2, 2011.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended.
(3)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(4)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.
(5)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on November 25, 2013.
(6)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on January 16, 2014.
(7)	Incorporated by reference to Horizon Pharma, Inc.’s Annual Report on Form 10-K, filed on March 13, 2014.
(8)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 4, 2014.
(9)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 20, 2014.
(10)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 19, 2014.