Form 10-K/A
period 2013-12-31
HORIZON PHARMA, INC.
filed 2014-05-23
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

Horizon Pharma, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 13, 2014 (the “Original Filing”), for the sole purpose of re-filing revised redacted versions of Exhibits 10.43, 10.44, 10.45, 10.46 and 10.49, reflecting changes to the Company’s confidential treatment request with respect to certain portions of the exhibits.

No other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events.

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report.

1.	Financial Statements

See financial statements listed on the Index to Financial Statements F-3 to F-43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2.	Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed on the Index to Exhibits filed with this Amendment are filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2014	By:	/s/ Robert J. De Vaere
Robert J. De Vaere
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Form of Warrant issued by Horizon Pharma, Inc. to bridge financing investors.

4.3(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Comerica Bank.

4.4(1)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Hercules Technology Growth Capital, Inc.

4.5(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Comerica Bank.

4.6(1)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Hercules Technology Growth Capital, Inc.

4.7(1)	Warrant issued by Horizon Pharma, Inc. on April 1, 2010 to Silicon Valley Bank.

4.8(1)	Investors’ Rights Agreement, dated April 1, 2010, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.9(1)	Form of Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Oxford Finance LLC.

4.10(1)	Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Silicon Valley Bank.

4.11(1)	Conversion and Amendment Agreement, dated June 16, 2011, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.12(4)	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.13(4)	Amendment to Investors’ Rights Agreement, dated February 22, 2012.

4.14(8)	Form of Warrant issued in Public Offering of Units.

4.15(15)	Indenture, dated as of November 22, 2013, by and between Horizon Pharma, Inc. and U.S. Bank National Association.

4.16(15)	Form of 5.00% Convertible Senior Note due 2018.

10.1(1)	Form of Indemnity Agreement.

10.2+(1)	2005 Stock Plan and Form of Stock Option Agreement thereunder.

10.3+(14)	2011 Equity Incentive Plan, as amended, and Form of Option Agreement and Form of Stock Option Grant Notice thereunder.

10.4+(1)	2011 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.5*(1)	Development and License Agreement, dated August 20, 2004, by and among Horizon Pharma AG, Jagotec AG and SkyePharma AG.

10.6*(1)	Amendment to Development and License Agreement, dated August 3, 2007, by and among Horizon Pharma AG, Jagotec AG and SkyePharma AG.

10.7*(1)	Manufacturing and Supply Agreement, dated August 3, 2007, by and between Horizon Pharma AG and Jagotec AG.

10.8*(1)	Technology Transfer Agreement, dated August 2, 2004, by and among Horizon Pharma AG, Horizon Pharma GmbH and Merck KgaA.

10.9*(1)	Transfer, License and Supply Agreement, dated December 21, 2006, by and among Horizon Pharma AG, Horizon Pharma GmbH and Merck Serono GmbH (which was subsequently assigned to Mundipharma Laboratories GmbH in April 2011).

10.10*(1)	Amendment to Transfer, License and Supply Agreement, dated December 17, 2008, by and among Horizon Pharma AG, Horizon Pharma GmbH and Merck Serono GmbH (which was subsequently assigned to Mundipharma Laboratories GmbH in April 2011).

10.11*(1)	Transfer, License and Supply Agreement, dated March 26, 2009, by and among Horizon Pharma AG, Horizon Pharma GmbH and Merck GesmbH.

10.12+(1)	Form of Employee Proprietary Information and Inventions Agreement.

10.13*(1)	Manufacturing and Supply Agreement, dated March 24, 2009, by and between Horizon Pharma AG and Mundipharma Medical Company.

10.14*(1)	Exclusive Distribution Agreement, dated March 24, 2009, by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.15(1)	Amendment to Exclusive Distribution Agreement, dated July 7, 2009, by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.16+(1)	Amended and Restated Executive Employment Agreement, dated July 27, 2010, by and between Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Timothy P. Walbert.

10.17+(1)	Amended and Restated Executive Employment Agreement, dated July 27, 2010, by and between Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Robert J. De Vaere.

10.18+(1)	Amended and Restated Executive Employment Agreement, dated July 27, 2010, by and between Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Jeffrey W. Sherman, M.D. FACP.

10.19*(1)	Amendment to Manufacturing and Supply Agreement, dated March 4, 2011, by and between Horizon Pharma AG and Jagotec AG.

10.20*(1)	Manufacturing and Supply Agreement, dated May 25, 2011, by and between Horizon Pharma USA, Inc. and sanofi-aventis U.S. LLC.

10.21+(17)	Non-Employee Director Compensation Policy.

10.22*(1)	Sales Contract, dated July 1, 2010, by and between Horizon Pharma USA, Inc. and BASF Corporation.

10.23*(1)	Manufacturing and Supply Agreement, dated November 4, 2010 by and between Horizon Pharma AG and Mundipharma Medical Company.

10.24*(1)	Exclusive Distribution Agreement, dated November 4, 2010 by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.25*(1)	Letter Agreement, dated March 2, 2011, by and among Horizon Pharma AG, Horizon Pharma GmbH, Mundipharma International Corporation Limited and Mundipharma Medical Company.

10.26*(13)	Amendment to Manufacturing and Supply Agreement, effective as of September 25, 2013, by and between Horizon Pharma USA, Inc. and sanofi-aventis U.S. LLC.

10.27*(3)	Standard Office Lease, effective August 31, 2011, by and between Horizon Pharma USA, Inc. and Long Ridge Office Portfolio, L.P.

10.28(12)	Letter Agreement, dated October 17, 2012, by and among Horizon Pharma AG, Mundipharma International Corporation Limited and Mundipharma Medical Company.

10.29*(12)	Letter Agreement, dated March 21, 2013, by and among Horizon Pharma AG, Mundipharma International Corporation Limited and Mundipharma Medical Company.

10.30*(5)	Amendment No. 1 to Exclusive Distribution Agreement, dated March 5, 2012, by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.31(5)	Amendment No. 1 to Manufacturing and Supply Agreement, dated March 5, 2012, by and between Horizon Pharma AG and Mundipharma Medical Company.

10.32+(6)	Form of Restricted Stock Unit Purchase Agreement.

10.33+(6)	Amended and Restated Severance Benefit Plan Dated March 1, 2012.

10.34+(7)	Executive Employment Agreement, dated June 1, 2012, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Todd N. Smith.

10.35*(9)	First Amendment to Lease, dated July 31, 2012, by and between Horizon Pharma USA, Inc. and Long Ridge Office Portfolio, L.P.

10.36*(18)	Second Amendment to Lease, dated December 10, 2013, by and between Horizon Pharma USA, Inc. and Long Ridge Office Portfolio, L.P.

10.37(10)	Sales Agreement, dated August 14, 2012, between Horizon Pharma, Inc. and Cowen and Company, LLC.

10.38*(11)	Second Letter Agreement, dated October 6, 2011, by and among Horizon Pharma AG, Mundipharma International Corporation Limited and Mundipharma Medical Company.

10.39*(18)	Amendment No. 2 to Exclusive Distribution Agreement, dated October 25, 2013, by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.40(18)	Amendment No. 2 to Manufacturing and Supply Agreement, dated October 25, 2013, by and between Horizon Pharma AG and Mundipharma Medical Company.

10.41*(13)	Settlement Agreement, dated August 21, 2013, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc., Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.

10.42*(13)	License Agreement, dated August 21, 2013, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc., Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.

10.43*	Asset Purchase Agreement, dated November 18, 2013, by and between Horizon Pharma USA, Inc. and AstraZeneca AB.

10.44*	License Agreement, dated November 22, 2013, by and between Horizon Pharma USA, Inc. and AstraZeneca AB.

10.45*	Supply Agreement, dated November 22, 2013, by and between Horizon Pharma USA, Inc. and AstraZeneca AB.

10.46*	Amended and Restated Collaboration and License Agreement for the United States, dated November 18, 2013, by and between Horizon Pharma USA, Inc. and POZEN Inc.

10.47*(18)	Amendment No. 1 to Amended and Restated Collaboration and License Agreement for the United States, dated November 18, 2013, by and between Horizon Pharma USA, Inc. and POZEN Inc.

10.48*(18)	Letter Agreement, dated November 18, 2013, by and among Horizon Pharma USA, Inc., AstraZeneca AB and POZEN Inc.

10.49*	Master Manufacturing Services Agreement, dated October 31, 2013, by and between Horizon Pharma, Inc. and Patheon Pharmaceuticals, Inc.

10.51(15)	Capped Call Confirmation, dated November 19, 2013, by and between Horizon Pharma, Inc. and Société Générale.

10.52+(16)	First Amendment to Amended and Restated Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Timothy P. Walbert.

10.53+(16)	First Amendment to Amended and Restated Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Robert J. De Vaere.

10.54+(16)	First Amendment to Amended and Restated Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Jeffrey W. Sherman, M.D., FACP.

10.55+(16)	First Amendment to Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Todd N. Smith.

10.56+(18)	Executive Employment Agreement, dated March 5, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Robert F. Carey.

21.1(18)	Subsidiaries of Horizon Pharma, Inc.

23.1(18)	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1(18)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2(18)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1(18)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2(18)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

99.1(18)	Unaudited pro forma condensed combined statements of income/(loss) for the year ended December 31, 2013.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on August 2, 2011.
(3)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2011.
(4)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(5)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 8, 2012.
(6)	Incorporated by reference to Horizon Pharma, Inc.’s Annual Report on Form 10-K, filed on March 23, 2012.
(7)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on August 10, 2012.
(8)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.
(9)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on November 13, 2012.
(10)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on August 14, 2012.
(11)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 7, 2012.
(12)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on May 10, 2013.
(13)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on November 8, 2013.
(14)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 4, 2014.
(15)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on November 25, 2013.
(16)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on January 16, 2014.
(17)	Incorporated by reference to Horizon Pharma, Inc.’s Annual Report on Form 10-K, filed on March 18, 2013.
(18)	Incorporated by reference to Horizon Pharma, Inc.’s Annual Report on Form 10-K, filed on March 13, 2014.