Form 10-Q
period 2014-06-30
HORIZON PHARMA, INC.
filed 2014-08-07
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of registrant’s common stock, par value $0.0001, outstanding as of August 5, 2014: 74,769,647.

HORIZON PHARMA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$128,851	$80,480
Restricted cash	738	738
Accounts receivable, net	51,792	15,958
Inventories, net	9,203	8,701
Prepaid expenses and other current assets	7,091	4,888

Total current assets	197,675	110,765

Property and equipment, net	4,031	3,780
Intangible assets, net	120,497	131,094
Other assets	6,161	6,957

TOTAL ASSETS	$328,364	$252,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible debt, net	$114,786	$—
Accounts payable	15,896	9,921
Accrued trade discounts and rebates	37,584	8,123
Accrued expenses	19,236	15,926
Accrued royalties—current portion	14,869	8,010
Deferred revenues—current portion	2,000	1,330

Total current liabilities	204,371	43,310

LONG-TERM LIABILITIES:
Convertible debt, net of current	—	110,762
Derivative liability	—	109,410
Accrued royalties, net of current	30,759	24,982
Deferred revenues, net of current	9,297	9,686
Deferred tax liabilities, net	3,102	3,362
Other long term liabilities	165	166

Total long-term liabilities	43,323	258,368

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 74,285,710 and 66,097,417 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	8	7
Additional paid-in capital	774,339	410,430
Accumulated other comprehensive loss	(2,542)	(2,403)
Accumulated deficit	(691,135)	(457,116)

Total stockholders’ equity (deficit)	80,670	(49,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,364	$252,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Net sales	$66,062	$11,131	$117,988	$19,824
Cost of goods sold	24,810	2,394	32,429	6,163

Gross profit	41,252	8,737	85,559	13,661

OPERATING EXPENSES:
Research and development	3,545	2,833	6,378	5,031
Sales and marketing	27,126	16,526	55,821	32,854
General and administrative	17,681	5,182	28,873	10,124

Total operating expenses	48,352	24,541	91,072	48,009

Operating loss	(7,100)	(15,804)	(5,513)	(34,348)

OTHER (EXPENSE) INCOME, NET:
Interest expense, net	(4,207)	(3,442)	(8,414)	(7,045)
Foreign exchange (loss) gain	(284)	454	(322)	(451)
Loss on derivative fair value	(10,965)	—	(214,995)	—
Other, net	(4,333)	—	(5,000)	—

Total other expense, net	(19,789)	(2,988)	(228,731)	(7,496)

Loss before expense (benefit) for income taxes	(26,889)	(18,792)	(234,244)	(41,844)
EXPENSE (BENEFIT) FOR INCOME TAXES	880	(351)	(225)	(1,232)

NET LOSS	$(27,769)	$(18,441)	$(234,019)	$(40,612)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.38)	$(0.29)	$(3.34)	$(0.65)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	73,384,801	62,872,173	70,164,267	62,339,285
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	(144)	402	(139)	(395)

Other comprehensive (loss) income	(144)	402	(139)	(395)

COMPREHENSIVE LOSS	$(27,913)	$(18,039)	$(234,158)	$(41,007)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(234,019)	$(40,612)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in estimate of VIMOVO royalties	13,033	—
Depreciation and intangible amortization expense	10,836	3,855
Stock-based compensation	6,087	2,100
Royalty accretion	2,953	—
Loss on derivative revaluation	214,995	—
Amortization of debt discount and deferred financing costs	4,666	1,829
Paid in kind interest expense	—	1,525
Foreign exchange loss	322	451
Changes in operating assets and liabilities:
Accounts receivable	(35,835)	(3,880)
Inventories	(510)	(559)
Prepaid expenses and other current assets	(2,211)	(58)
Accounts payable	5,980	(348)
Accounts trade discounts and rebates	29,469	4,181
Accrued expenses	(27)	(386)
Deferred revenues	362	(774)
Deferred tax liabilities	(232)	(1,203)
Other non-current assets and liabilities	135	211

Net cash provided by (used in) operating activities	16,004	(33,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,037)	(345)

Net cash used in investing activities	(1,037)	(345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in connection with warrant and stock option exercises	32,769	—
Proceeds from the issuance of common stock under an ATM agreement, net of issuance costs	—	3,039
Proceeds from the issuance of common stock through ESPP programs	649	204
Repayment of notes payable	—	(3,978)

Net cash provided by (used in) financing activities	33,418	(735)

Effect of foreign exchange rate changes on cash	(14)	1

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,371	(34,747)
CASH AND CASH EQUIVALENTS, beginning of the year	80,480	104,087

CASH AND CASH EQUIVALENTS, end of the period	$128,851	$69,340

Supplemental cash flow information:
Cash paid for interest	$3,604	$3,734
Cash paid for income taxes	20	26
Fee paid for debt commitment	5,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The unaudited condensed consolidated financial statements presented herein include the accounts of Horizon Pharma, Inc. (the “Company”) and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

During the second quarter of 2014, the Company changed its income statement presentation to present net sales rather than presenting gross sales minus sales discounts and allowances. The revised presentation has no effect on net sales, gross margin dollars, net income, cash flows, working capital or shareholders’ equity amounts previously reported, and will not affect such amounts in future periods.

During the first quarter of 2014, the Company recorded an out of period correction of $1,578 resulting in a reduction to its wholesaler fees related to prior periods. This correction to wholesaler fees was recorded as an increase in net sales within the Company’s condensed consolidated statements of comprehensive loss for the six months ended June 30, 2014. The Company has evaluated the impact of the reduction in wholesaler fees to prior reporting periods and has determined it was immaterial.

During the fourth quarter of 2013, the Company determined that there had been a misclassification of certain fees in its financial statements for the previously reported periods. Those financial statements classified wholesaler service fees as cost of goods sold. The Company determined that these fees should be classified as a reduction to net sales instead of an increase in cost of goods sold and has revised all identified prior period misclassifications in the periods in which they originated. The revision had no impact on the Company’s reported gross profit, net loss or cash flows and was immaterial individually or in the aggregate, to any of the prior reporting periods. Amounts included within this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 have been revised to reflect an adjustment of $1,123 and $1,601, respectively, from cost of goods sold to net sales. The revision reduced both net sales and cost of goods sold by these amounts.

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

The Company is a specialty pharmaceutical company commercializing DUEXIS®, VIMOVO® and RAYOS®/LODOTRA®, each of which targets unmet therapeutic needs in arthritis, pain and inflammatory diseases. The Company developed DUEXIS and RAYOS/LODOTRA, and it acquired the U.S. rights to VIMOVO from AstraZeneca AB (“AstraZeneca”) in November 2013. The Company markets its products in the United States through its field sales force of approximately 310 representatives. The Company’s strategy is to develop, acquire or in-license additional innovative medicines or acquire companies, such as the Company’s proposed transaction with Vidara Therapeutics International Ltd., an Irish private limited company (“Vidara”), where the Company can execute a targeted commercial approach among specific target physicians, such as primary care physicians, orthopedic surgeons and rheumatologists, while taking advantage of its commercial strengths and the infrastructure that has been put in place.

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

On March 18, 2014, the Company, Vidara Therapeutics Holdings LLC, a Delaware limited liability company (“Holdings”), Vidara, Hamilton Holdings (USA), Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Vidara (“U.S. HoldCo”), and Hamilton Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of U.S. HoldCo (“Merger Sub”), entered into a Transaction Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned, indirect subsidiary of Vidara (the “Merger”), with Vidara converting to a public limited company and changing its name to Horizon Pharma plc (“New Horizon”). New Horizon will be organized under the laws of Ireland. Upon consummation of the Merger (the “Closing”), the security holders of the Company (excluding the holders of the convertible notes) will own approximately 74% of New Horizon and Holdings will own approximately 26% of New Horizon. At the Closing, Holdings will receive a cash payment of $200,000, plus the cash of Vidara and its subsidiaries as of Closing, less the indebtedness of Vidara and its subsidiaries and transaction expenses of Vidara and its subsidiaries paid by New Horizon at or following the Closing, subject to certain adjustments.

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

The New Horizon ordinary shares to be issued to the stockholders of the Company will be registered with the Securities and Exchange Commission (“SEC”) and are expected to be listed on NASDAQ. In connection with the Merger, on June 17, 2014, the

Company entered into a senior secured credit facility with certain lenders and Citibank, N.A., as administrative agent and collateral agent, that will provide the Company with $300,000 in financing over a five-year period (the “Senior Secured Credit Facility”). The Company expects to use the proceeds of the Senior Secured Credit Facility to provide the cash payment of $200,000 to Vidara, to pay certain transaction related expenses, and for general corporate purposes.

The Merger, which has been approved by the boards of directors of the parties, is subject to approval by the stockholders of the Company and the satisfaction of customary closing conditions. The Merger is expected to close in September 2014.

The financial statements are prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. As of June 30, 2014, the Company had cash and cash equivalents totaling $128,851. For the six-months ended June 30, 2014, the Company’s operating activities provided $16,004 in cash. The Company believes that it has sufficient liquidity and capital resources to conduct its operations based on the Company’s current expectations of continued revenue growth. However, the Company is highly dependent in the near term on the commercial success of DUEXIS, VIMOVO and RAYOS in the U.S. market. From its inception through 2013, the Company had incurred net operating losses and negative cash flows from operations. In order to continue its operations, the Company must continue to generate sufficient revenue and achieve profitable operations. If that does not occur, the Company’s plan is to obtain additional debt or equity financing. There can be no assurance, however, that such financing will be available or on terms acceptable to the Company. These uncertainties and lack of commercial operating history raise substantial doubt about the Company’s ability to continue as a going concern.

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

Gains and losses resulting from foreign currency translations are reflected within the Company’s results of operations. During the three months ended June 30, 2014, the Company recorded a loss from foreign currency translations of $284, compared to a foreign currency translation gain of $454 during the three months ended June 30, 2013. During the six-months ended June 30, 2014 and 2013, the Company recorded a loss from foreign currency translations of $322 and $451, respectively. The Company does not currently utilize and has not in the past utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

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

Revenue from Milestone Receipts

Milestone payments are recognized as revenue based on achievement of the associated milestones, as defined in the relevant agreements. Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgment from the Company’s partner, provided that (1) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (2) the milestone represents the culmination of an earnings process and (3) the milestone payment is non-refundable. If any of these criteria are not met, revenue from the milestone achievement is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.

The Company anticipates revenues will continue to result from distribution, marketing, manufacturing and supply agreements with third parties in Europe and certain Asian, Latin American and other countries with respect to LODOTRA.

Under the manufacturing and supply agreements with Mundipharma Medical Company (“Mundipharma Medical”), Mundipharma Medical agreed to purchase LODOTRA exclusively from the Company at a price based on a specified percentage of the average net selling price (“ANSP”) for sales in a given country, subject to a minimum price. Mundipharma Medical has a nine-month period from purchase date to request an ANSP adjustment. If the ANSP is lower than the actual purchase price, then Mundipharma Medical would receive a price adjustment. Revenue for products sold to Mundipharma Medical is recognized upon delivery at the minimum price, as no contractual right of return exists. The difference between the actual selling price and the minimum price is recorded as deferred revenue until such time as adjustments for product returns, rebates and discounts can be reliably estimated or the nine-month ANSP adjustment period passes, at which time any previously deferred revenue would be recognized as revenue. As of June 30, 2014 and December 31, 2013, deferred revenues related to the sale of LODOTRA were $1,359 and $615, respectively. Additionally, as of June 30, 2014 and December 31, 2013, deferred revenues related to milestone and upfront payments received under existing agreements were $8,288 and $8,682, respectively.

Contractual Allowances

Product Sales Discounts and Allowances

The Company records allowances for product returns, rebates and discounts at the time of sale to wholesale pharmaceutical distributors and national and regional retail chains. The Company is required to make significant judgments and estimates in determining some of these allowances. If actual results differ from its estimates, the Company will be required to make adjustments to these allowances in the future.

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

Co-Pay Assistance

The Company offers discount programs to patients under which the patient receives a discount on his or her prescription. The Company reimburses pharmacies for this discount through a third-party vendor. The Company records the total amount of estimated discounts for sales recorded in the period as a reduction of revenue based on a combination of actual invoices received and an estimate of discounts to be paid for product in the sales channel based on historical information.

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

Government Rebates and Chargebacks

Government Rebates

The Company participates in certain federal government rebate programs, such as Medicare and Medicaid. The Company accrues estimated rebates based on percentages of product sold to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be sold to qualified patients, and the Company records the rebate as a reduction of revenue.

Government Chargebacks

The Company provides discounts to federal government qualified entities with whom the Company has contracted. These federal entities purchase products from the wholesale pharmaceutical distributors at a discounted price, and the wholesale pharmaceutical distributors then charge back to the Company the difference between the current retail price and the contracted price that the federal entities paid for the products. The Company accrues estimated chargebacks based on contract prices and sell-through sales data obtained from third party information, and the Company records the chargeback as a reduction of revenue.

Bad Debt Expense

The Company’s products are sold to wholesale distributors and retail chains through manufacturing and supply agreements. For the three and six months ended June 30, 2014 and for the years ended December 31, 2013, 2012 and 2011, the Company did not record a bad debt expense related to its accounts receivable balances. Accordingly, the Company has not established a reserve for bad debt expense. The Company will continue to monitor its accounts receivable balances to determine the impact, if any, of such factors as changes in customer concentration, credit risk and the realizability of its accounts receivable would require a bad debt reserve allowance in subsequent periods.

Cost of Goods Sold

The Company recognizes cost of goods sold in connection with its sale of DUEXIS, VIMOVO and RAYOS/LODOTRA.

Cost of goods sold of DUEXIS includes all costs directly related to the acquisition of product from the Company’s third-party manufacturers, including freight charges and costs of distribution.

Cost of goods sold of RAYOS includes all costs directly related to the acquisition of product from the Company’s third-party manufacturers, including freight charges and costs of distribution, amortization of developed technology, royalty payments to third parties for the use of certain licensed patents and applicable taxes.

Cost of goods sold of LODOTRA includes raw material costs, costs associated with third parties who manufacture LODOTRA for the Company, supply chain costs, manufacturing overhead costs, amortization of developed technology, royalty payments to third parties for the use of certain licensed patents and applicable taxes.

Cost of goods sold for VIMOVO includes all costs directly related to the acquisition of product from AstraZeneca and/or a third-party manufacturer, amortization of intellectual property, royalty accretion expense and any changes in estimate associated with the contingent royalty liability as described in the accrued contingent royalty accounting policy below.

Inventories

Inventories are stated at the lower of cost or market value using the first-in, first-out method. Inventories consist of raw materials, work-in-process and finished goods. The Company has entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs.

Inventories exclude product sample inventory, which is included in other current assets and is expensed as a component of sales and marketing expense when provided to physicians or healthcare providers. As of June 30, 2014 and December 31, 2013, the Company had product sample inventory of $3,611 and $1,323, respectively.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. For the periods presented, the Company’s potential dilutive shares, which include shares issuable upon the exercise of outstanding stock options, unvested restricted stock units, warrants to purchase common stock and common stock associated with the potential conversion of the Convertible Senior Notes have not been included in the computation of diluted net loss per share for the periods presented in which there is a net loss as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash balances in banks and money market funds. The Company’s policy is to invest excess cash in money market funds, which are generally of a short-term duration based upon operating requirements.

Restricted Cash

Restricted cash consists of balances included in interest-bearing money market accounts required by a vendor for the Company’s sponsored employee credit card program and by the lessor for the Company’s corporate office. As of both June 30, 2014 and December 31, 2013, the Company had restricted cash in the amount of $738.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities.

At December 31, 2013 and at the final measurement date of June 27, 2014, the estimated fair value of the Company’s derivative liability related to the convertible portion of its 5.00% Convertible Senior Notes due 2018 (the “Convertible Senior Notes”) was derived utilizing the binomial lattice approach for the valuation of convertible instruments. Assumptions used in the calculation included, among others, determining the appropriate credit spread using benchmarking analysis and solving for the implied credit spread, calculating the fair value of the stock component using a discounted risk free rate and borrowing cost and calculating the fair value of the note component using a discounted credit adjusted discount rate. Based on the assumptions used to determine the fair value of the derivative liability associated with the Convertible Senior Notes, the Company concluded that these inputs were Level 3 inputs.

Business Combinations

The Company accounts for business combinations in accordance with the guidance in ASC 805, Business Combinations, in which acquired assets and liabilities are measured at their respective estimated fair values as of the acquisition date. The Company may be required, as in the case of intangible assets or contingent royalties, to determine the fair value associated with these amounts by estimating the fair value using an income approach under the discounted cash flow method, which may include revenue projections and other assumptions made by the Company to determine the fair value.

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

The Company’s LODOTRA sales contracts are principally denominated in Euros and, therefore, its revenues are subject to foreign currency risk.

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

The Company is required to maintain compliance with applicable Swiss laws with respect to its Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon

Pharma AG to maintain assets in excess of its liabilities. The Company reviews on a regular basis whether Horizon Pharma AG is overindebted. As of June 30, 2014, Horizon Pharma AG was not overindebted. Because, however, Horizon Pharma AG has previously been overindebted, including at December 31, 2013, the Company will continue to monitor and review Horizon Pharma AG’s financial position and, as necessary, will address any overindebtedness until such time as Horizon Pharma AG generates positive income at a statutory level, which could require the Company to have cash at Horizon Pharma AG in excess of its near term operating needs and could affect the Company’s ability to have sufficient cash at its U.S. subsidiary to meet its near term operating needs. As of June 30, 2014 and December 31, 2013, Horizon Pharma AG had cash and cash equivalents of $6,050 and $3,476, respectively. Based upon the cash and cash equivalents held by Horizon Pharma AG as of June 30, 2014 and December 31, 2013, the Company does not expect that its financial position or results of operations will be materially affected by any need to address overindebtedness at Horizon Pharma AG. To date, the overindebtedness of Horizon Pharma AG has not resulted in the need to divert material cash resources from the Company’s U.S. subsidiary.

Historically, the Company’s accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. For the six months ended June 30, 2014 and for the twelve months ended December 31, 2013, the Company’s top five customers, AmerisourceBergen, McKesson Corporation, Cardinal Health, Inc., Mundipharma and Rochester Drug Company, accounted for approximately 89% of total consolidated gross sales.

In addition, four customers, McKesson Corporation, AmerisourceBergen, Rochester Drug Company and Cardinal Health, Inc., accounted for approximately 95% of the Company’s total outstanding accounts receivable balances at June 30, 2014. As of December 31, 2013, McKesson Corporation, AmerisourceBergen, Rochester Drug Company and Cardinal Health, Inc., accounted for approximately 85% of the Company’s total outstanding accounts receivable balances. Historically, the Company has not experienced any losses related to its accounts receivable balances.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) (“OCI”). OCI includes certain changes in stockholders’ equity that are excluded from net income (loss), which consist of foreign currency translation adjustments. In February 2013, the Company adopted on a prospective basis Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated OCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method. The fair value of awards granted is estimated at the date of grant and recognized as expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. For awards with service and/or performance conditions, the total amount of compensation expense to be recognized is based on the number of awards expected to vest and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, the Company recognizes the compensation expense if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. As of June 30, 2014, the Company does not have any awards outstanding that vest based upon performance conditions.

The Company also accounts for stock options issued to non-employees based on the stock options’ estimated fair value. The fair value of equity awards granted to non-employees are re-measured at each reporting date, and the resulting change in the fair value associated with such awards, if any, is recognized as a corresponding increase or reduction to stock-based compensation during the period.

Accrued Contingent Royalties

The Company’s accrued contingent royalties consist of the contingent royalty related to the Company’s acquisition of the U.S. rights to VIMOVO. At the time of acquisition, the Company assigned a fair value to its liability for royalties. The royalty liability was based on anticipated revenue streams utilizing the income approach under the discounted cash flow method. The estimated liability for royalties is increased over time to reflect the change in its present value and accretion expense is recorded as part of cost of goods sold. The Company evaluates the adequacy of the estimated contingent royalty liability at least annually, or whenever events or changes in circumstances indicate that an evaluation of the estimate is necessary. As part of any evaluation, the Company adjusts the carrying value of the liability to the present value of the revised estimated cash flows using the original discount rate. Any decrease or increase to the liability is recorded as an increase or reduction in cost of goods sold. The royalty liability is included in current and long-term accrued royalties on the consolidated balance sheets.

New Accounting Pronouncements

From time to time, the Company adopts, as of the specified effective date, new accounting pronouncements issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

During the quarter ended June 30, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on January 1, 2017 and early adoption is not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method on adoption. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.

NOTE 3 – EARNINGS PER SHARE

The following table presents basic and diluted loss per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted earnings per share calculation:
Net loss	$(27,769)	$(18,441)	$(234,019)	$(40,612)
Weighted average of common shares outstanding	73,384,801	62,872,173	70,164,267	62,339,285

Basic and diluted net loss per share	$(0.38)	$(0.29)	$(3.34)	$(0.65)

The following dilutive securities were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2014 and 2013 due to the anti-dilutive effects resulting from the Company’s net loss for the periods presented:

•

Outstanding stock options to purchase an aggregate of 6,564,951 and 4,093,024 shares of common stock at June 30, 2014 and 2013, respectively, and outstanding and unvested restricted stock units covering an aggregate of 1,626,393 and 855,854 shares of common stock at June 30, 2014 and 2013, respectively.

•	Outstanding common stock warrants to purchase an aggregate of 8,445,080 and 17,480,243 shares of common stock at June 30, 2014 and 2013, respectively.

•	25,593,785 shares of the Company’s common stock associated with the potential conversion of the Convertible Senior Notes at June 30, 2014.

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

In connection with the Merger Agreement, the Company entered into a commitment letter (the “Commitment Letter”) with Deerfield Management Company, L.P. (“Deerfield”) and certain funds managed by Deerfield (the “Deerfield Funds”), pursuant to which the Deerfield Funds committed to provide up to $250,000 of senior secured loans to finance the Merger (the “Facility”). The commitment to provide the Facility was subject to certain conditions, including the negotiation of definitive documentation and other customary closing conditions consistent with the Merger Agreement. On June 17, 2014, the Company entered into the Senior Secured Credit Facility, providing the Company with a committed five-year $300,000 term loan facility, subject to the satisfaction of customary closing conditions, the closing of the Merger, the consummation of certain other transactions contemplated by the Merger Agreement in accordance with the terms of the Merger Agreement, and the absence of any material adverse effect with respect to Vidara. The entry into the Senior Secured Credit Facility replaces the need for the $250,000 Commitment Letter received from Deerfield and the Deerfield Funds. As a result, the Company allowed the Commitment Letter to expire in accordance with its terms on June 30, 2014.

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

Pursuant to the transactions contemplated by the asset purchase agreement, the Company acquired certain existing assets and rights necessary to commercialize VIMOVO in the United States including, among other things, the IND and NDA for VIMOVO in the United States, AstraZeneca’s interest in certain patents covering VIMOVO in the United States and certain promotional materials and records related to VIMOVO in the United States. In consideration for the U.S. rights to VIMOVO, the Company paid to Astra Zeneca a one-time upfront cash payment of $35,000. The Company will also be entitled to the benefit of a covenant not to sue granted by Merck Sharp & Dohme Corp. and certain of its affiliates (collectively, “Merck”) to AstraZeneca, with respect to certain patents owned by AstraZeneca but exclusively licensed to Merck, that cover the manufacture and commercialization of VIMOVO in the United States. In addition, AstraZeneca assigned to the Company its amended and restated collaboration and license agreement for the United States with Pozen pursuant to which AstraZeneca has in-licensed from Pozen certain patents and know-how of Pozen covering VIMOVO in the United States. The terms of the amended and restated collaboration and license agreement for the United States with Pozen (the “Pozen license agreement”) are described below.

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

Under the Pozen license agreement, Pozen granted to the Company an exclusive, royalty-bearing license under certain of Pozen’s intellectual property in the United States to manufacture, develop and commercialize VIMOVO and other products controlled by the Company that contain gastroprotective agents in a single fixed combination oral solid dosage form with NSAIDs (excluding DUEXIS) in the United States.

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

Under the Pozen license agreement, the Company is responsible for and is required to use diligent and reasonable efforts to commercialize VIMOVO or another qualified product in the United States. The Company also owns and maintains all regulatory filings and marketing approvals in the United States for any such products, including all INDs and NDAs for VIMOVO. Pozen has covenanted that it will not at any time prior to the expiration of the royalty term, and will ensure that its affiliates do not, directly or indirectly, develop or commercialize or license any third party to develop or commercialize certain competing products in the United States.

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

In November 2013, in connection with the asset purchase agreement, the Company, AstraZeneca and Pozen entered into a letter agreement in which Pozen consented to AstraZeneca’s assignment of the Pozen license agreement to the Company and that addresses the rights and responsibilities of the parties in relation to the Pozen license agreement and the amended and restated collaboration and license agreement between Pozen and AstraZeneca for territories outside the United States (the “Pozen-AstraZeneca license agreement”). Under the letter agreement, the Company and AstraZeneca agreed to pay Pozen milestone payments upon the achievement by the Company and AstraZeneca, collectively, of certain annual aggregate global sales thresholds ranging from $550,000 to $1,250,000 with respect to products licensed by Pozen to the Company under the Pozen license agreement and to AstraZeneca under the Pozen-AstraZeneca license agreement. The aggregate milestone payment amount that may be owed by AstraZeneca and the Company, collectively, under the letter agreement is $260,000, with the amount payable by each of the Company and AstraZeneca with respect to each milestone to be based upon the proportional sales achieved by each of the Company and AstraZeneca, respectively, in the applicable year.

The letter agreement will terminate with respect to Pozen and the Company upon the termination of the Pozen license agreement and will terminate with respect to Pozen and AstraZeneca upon the termination of the Pozen-AstraZeneca license agreement.

In November 2013, in connection with the asset purchase agreement, the Company entered into a supply agreement with AstraZeneca pursuant to which AstraZeneca agreed to supply VIMOVO to the Company for commercialization in the United States through December 31, 2014. Under the supply agreement, AstraZeneca will supply the quantity of VIMOVO that the Company orders, both for the Company’s own use and for use by the Company’s sublicensees, on a transitional basis through December 31, 2014. The Company agreed to pay a set price agreed to by the Company and AstraZeneca for quantities of VIMOVO supplied by AstraZeneca under the supply agreement.

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

Pursuant to ASC Topic 805, Business Combinations, the Company accounted for the acquisition of the U.S. rights to VIMOVO under the acquisition method of accounting, in which the Company recognized and accounted for the acquisition of the U.S. rights to VIMOVO as a business combination. Net tangible and intangible assets acquired and royalty liabilities assumed were recorded based upon their respective estimated fair values as of the acquisition date. The following table shows the fair values assigned to the assets acquired and liabilities assumed by the Company as part of the asset purchase agreement:

Allocation
Samples inventory	$287
VIMOVO intellectual property	67,705
Royalty liabilities	(32,992)

Total cash consideration paid	$35,000

The valuation of the intellectual property acquired, an identifiable intangible asset, was based on management’s estimates, forecasted financial information and reasonable and supportable assumptions. The allocation was generally based on the Company’s estimated fair value of the rights to payments with respect to U.S. revenue associated with VIMOVO which were acquired in the transaction. This estimated fair value was determined using the income approach under the discounted cash flow method. Significant assumptions used in valuing the intellectual property intangible asset included revenue projections through 2030 based on assumptions relating to pricing and reimbursement rates and market size and market penetration rates, cost of goods sold based on current manufacturing experience, general and administrative expenses, sales and marketing expenses, and research and development expenses for clinical and regulatory support. The calculated value of the VIMOVO intellectual property intangible asset is amortized using the straight-line method over an estimated useful life of 61.5 months.

Additionally, the Company assigned a fair value to its liability for royalties. The royalty liability was based on anticipated revenue streams utilizing the income approach under the discounted cash flow method. As a result, the Company recorded $33,000 of fair value royalty payments due to Pozen, of which $24,500 was guaranteed during the years 2014 through 2018 and $8,500 was contingent on meeting certain revenue targets. The estimated liability for royalties is increased over time to reflect the change in its present value and accretion expense is recorded as part of cost of goods sold. During the second quarter of 2014, based on higher sales of VIMOVO during the six months ended June 30, 2014 versus the Company’s original expectations and the Company’s adjusted expectations for future VIMOVO sales, the Company recorded a charge of $13,033 to cost of goods sold to increase the carrying value of the contingent royalties to reflect the updated estimates.

Changes in the liability for royalties during the six months ended June 30, 2014 consisted of the following:

Balance as of December 31, 2013	$33,000
Remeasurement of royalty liabilities	13,033
Royalty payments	(3,358)
Accretion expense	2,953

Balance as of June 30, 2014	45,628
Less: Current portion	14,869

Accrued royalties long-term	$30,759

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

The components of inventories as of June 30, 2014 and December 31, 2013, are summarized as follows:

	June 30,	December 31,
	2014	2013
Raw materials	$71	$91
Work-in-process	1,037	522
Finished goods	8,095	8,088

Net inventories	$9,203	$8,701

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2014 and December 31, 2013, consisted of the following:

	June 30,	December 31,
	2014	2013
Product samples inventory	$3,611	$1,323
Prepaid software license fees	1,546	855
Prepaid clinical trial studies	438	688
Prepaid co-pay expenses	523	621
Prepaid marketing expenses	54	381
Prepaid insurance	106	379
Prepaid FDA product and manufacturing fees	252	312
Other prepaid expenses	561	329

Total prepaid and other current assets	$7,091	$4,888

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2014 and December 31, 2013, consisted of the following:

	June 30,	December 31,
	2014	2013
Machinery and equipment	$2,583	$2,367
Furniture and fixtures	131	113
Computer equipment	2,361	2,160
Software	1,129	775
Trade show equipment	228	228
Leasehold improvements	1,021	783

	7,453	6,426
Less-accumulated depreciation	(3,422)	(2,646)

Net property and equipment	$4,031	$3,780

Depreciation expense was $404 and $300 for the three months ended June 30, 2014 and 2013, respectively, and was $780 and $558 for the six months ended June 30, 2014 and 2013, respectively.

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

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company does not believe there have been any circumstances or events that would indicate that the carrying value of any of its intangible assets have been impaired at June 30, 2014 or December 31, 2013.

As of June 30, 2014 and December 31, 2013, intangible assets consisted of the following:

	June 30, 2014				December 31, 2013
	Cost	Accumulated	Currency	Net Book	Cost	Accumulated	Currency	Net Book
	Basis	Amortization	Translation	Value	Basis	Amortization	Translation	Value
Developed technology	$84,779	$(21,273)	$(2,677)	$60,829	$84,779	$(17,823)	$(2,136)	$64,820
VIMOVO intellectual property	67,705	(8,037)	—	59,668	67,705	(1,431)	—	66,274

Total intangible assets	$152,484	$(29,310)	$(2,677)	$120,497	$152,484	$(19,254)	$(2,136)	$131,094

Amortization expense was $5,029 and $1,641 for the three months ended June 30, 2014 and 2013, respectively, and was $10,056 and $3,297 for the six months ended June 30, 2014 and 2013. As of June 30, 2014, estimated future amortization expense was as follows:

2014 (remainder of the year)	$10,060
2015	20,122
2016	20,122
2017	20,122
2018 and thereafter	50,071

Total	$120,497

NOTE 9 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of June 30, 2014 and December 31, 2013, consisted of the following:

	June 30, 2014	December 31, 2013
Contractual Allowances	$35,790	$6,716
Government Rebates and Chargebacks	1,794	1,407

Total accrued liabilities	$37,584	$8,123

NOTE 10 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2014 and December 31, 2013, consisted of the following:

	June 30,	December 31,
	2014	2013
Payroll related expenses	$10,279	$9,491
Accrued interest	956	810
Professional services	2,215	350
Sales and marketing expenses	1,162	1,761
Deferred rent	893	755
Clinical and regulatory expenses	437	488
Consulting services	518	283
Contract manufacturing expenses	236	301
Accrued other	2,540	1,687

Total accrued expenses	$19,236	$15,926

NOTE 11 – FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The following describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the Company’s financial assets and liabilities at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$86,583	$—	$—	$86,583

Total assets at fair value	$86,583	$—	$—	$86,583

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$66,817	$—	$—	$66,817

Total assets at fair value	$66,817	$—	$—	$66,817

Liabilities:
Derivative liability	$—	$—	$109,410	$109,410

Total liabilities at fair value	$—	$—	$109,410	$109,410

In accordance with the pronouncement guidance in ASC 815, Derivatives and Hedging, as of December 31, 2013, the conversion option included within the Convertible Senior Notes was deemed to include an embedded derivative, which required the Company to bifurcate and separately account for the embedded derivative as a separate liability on its condensed consolidated balance sheets. The estimated fair value was derived utilizing the binomial lattice approach for the valuation of convertible instruments. Assumptions used in the calculation included, among others, determining the appropriate credit spread using benchmarking analysis and solving for the implied credit spread, calculating the fair value of the stock component using a discounted risk free rate and borrowing cost and calculating the fair value of the note component using a discounted credit adjusted discount rate. Based on the assumptions used to determine the fair value of the derivative liability associated with the Convertible Senior Notes, the Company concluded that these inputs were Level 3 inputs.

The following table presents the assumptions used by the Company to determine the fair value of the conversion option embedded in the Convertible Senior Notes as of June 27, 2014, the date the Company’s shareholders approved the issuance of shares of the Company’s common stock in excess of 13,164,951 shares upon conversion of the Convertible Senior Notes, and December 31, 2013:

	June 27, 2014	December 31, 2013
Stock price	$15.96	$7.62
Risk free rate	1.43%	1.69%
Borrowing cost	3.75%	5.0% and 3.5%
Weights	—	Equal weight
Credit spread (in basis points)	900	930 and 1,170
Volatilty	40.00%	40.00%
Initial conversion price	$5.36	$5.36
Remaining time to maturity (in years)	4.4	4.9

At June 27, 2014, the date the Company’s stockholders approved the issuance of shares of the Company’s common stock in excess of 13,164,951 shares upon conversion of the Convertible Senior Notes, the Company conducted a fair value assessment to reflect the market value adjustments for the embedded derivative due to the increase in the Company’s common stock value and for changes in the fair value assumptions. The Company recorded a $10,965 loss in its results of operations for the three months ended June 30, 2014 to properly reflect the fair value of the embedded derivative of $324,405, and the entire fair value of the derivative liability was reclassified to additional paid-in capital.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

In September 2011, the Company entered into an office lease agreement for 21,182 square feet of office space in Deerfield, Illinois, which was effective August 31, 2011. The initial term of the lease commenced on December 1, 2011, and expires on June 30, 2018. The minimum rent was initially approximately $30 per month during the first year and increases each year during the initial term, up to approximately $35 per month after the sixth year. The Company has the option to extend the lease for an additional five-year term, which would commence upon the expiration of the initial term. In August 2012, the Company entered into an amendment to the lease agreement to expand the office space available to it by an additional 4,926 square feet in the same Deerfield, Illinois facility as its existing office space. The initial rent on the additional lease is $7 per month and will increase up to a maximum of $8 per month after the sixth year. In December 2013, the Company entered into a second amendment to the lease agreement to expand the office space available to it by an additional 8,352 square feet. The initial rent on the second amendment is $12 per month and will increase up to a maximum of $14 per month after the fifth year. In June 2014, the Company entered into a third amendment to the lease agreement to expand the office space available to it by an additional 16,014 square feet. The initial rent on the third amendment is $24 per month and will increase up to a maximum of $26 per month after the fifth year. The term of the three amendments to the lease agreement coincide with the original lease agreement and run through June 30, 2018.

The Company also leases its offices in Reinach, Switzerland and in Mannheim, Germany. The Reinach office lease rate is $7 (6 Swiss Francs) per month, expiring on May 31, 2015. The Mannheim office lease rate is approximately $7 (5 Euros) per month, expiring on December 31, 2014.

Commitments

If the proposed Merger between the Company and Vidara is consummated, the Company will be required to pay its investment bankers a fee of $8,000. An additional $1,000 non-refundable fee has already been paid to the investment bankers in connection with the delivery of the fairness opinion. The Company also paid Deerfield a commitment fee of $5,000 upon execution of the Commitment Letter. The Company allowed the Commitment Letter to expire on June 30, 2014 as a result of the execution of the Senior Secured Credit Facility. In addition, the Company is required to pay a ticking fee to the applicable lenders under the Senior Secured Credit Facility. The ticking fee begins accruing 31 days following the effective date of the Senior Secured Credit Facility and bears a fee in an amount equal to 4% per annum of the lenders’ commitments of $300,000 under the Senior Secured Credit Facility, which rate increases to 8% per annum on the date that is 61 days following the effective date of the Senior Secured Credit Facility.

Annual Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”). Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The Company committed to a minimum purchase of RAYOS/LODOTRA tablets from Jagotec for five years from the date of first launch of RAYOS/LODOTRA in a major country, as defined in the agreement, which was in April 2009. At June 30, 2014, the minimum remaining purchase commitment based on tablet pricing in effect under the agreement was $3,812. The agreement automatically renews on a yearly basis until either party provides two years advance written notice of termination. In April 2014, the agreement automatically renewed, and, therefore, the earliest the current agreement can expire according to this advance notice procedure is April 15, 2017.

In May 2011, the Company entered into a manufacturing and supply agreement with sanofi-aventis U.S., and amended the agreement effective as of September 25, 2013. Pursuant to the agreement, as amended, sanofi-aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from sanofi-aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union member states and Scandinavia. At June 30, 2014, the Company had a binding purchase commitment to sanofi-aventis U.S. for DUEXIS of $8,818, which is to be delivered during 2014.

In November 2013, the Company and AstraZeneca entered into a supply agreement pursuant to which AstraZeneca agreed to supply VIMOVO to the Company for commercialization in the United States through December 31, 2014. As of December 5, 2013, the Company has been providing AstraZeneca with a forecast of its supply requirements, including any forecasts for its sublicensees. The first four months of each forecast is a binding purchase commitment and may not be changed without AstraZeneca’s written consent. As of June 30, 2014, the minimum binding purchase commitment to AstraZeneca was $4,613 and is to be delivered through the fourth quarter of 2014.

Royalty Agreements

In connection with the August 2004 development and license agreement with SkyePharma AG (“SkyePharma”) and Jagotec, a wholly-owned subsidiary of SkyePharma, regarding certain proprietary technology and know-how owned by SkyePharma, Jagotec is entitled to receive a single digit percentage royalty on net sales of RAYOS/LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the net sales of RAYOS/LODOTRA, such as license fees, lump sum and milestone payments. Royalty expense recognized in cost of goods sold for the three months ended June 30, 2014 and 2013 was $382 and $161, respectively, and for the six months ended June 30, 2014 and 2013 was $713 and $330, respectively.

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

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. In addition, the Company from time to time has billing disputes with vendors in which amounts invoiced are not in accordance with the terms of their contracts. The Company currently estimates the range of potential disputes to be in the $0 to $4,300 range and has not recorded a liability associated with any portion of the disputed amounts as the Company does not believe payment of any such amounts is probable at this time.

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

On August 21, 2013, the Company entered into a settlement agreement (“Par settlement agreement”) and license agreement (“Par license agreement”) with Par relating to its patent infringement litigation. The Par settlement agreement provides for a full settlement and release by both the Company and Par of all claims that were or could have been asserted in the litigation and that arise out of the specific patent issues that were the subject of the litigation, including all resulting damages or other remedies.

Under the Par license agreement, the Company granted Par a non-exclusive license (that is only royalty-bearing in some circumstances) to manufacture and commercialize Par’s generic version of DUEXIS in the United States after the generic entry date and to take steps necessary to develop inventory of, and obtain regulatory approval for, but not commercialize, Par’s generic version of DUEXIS prior to the generic entry date (collectively, the “License”). The License covers all patents owned or controlled by the Company during the term of the Par license agreement that would, absent the License, be infringed by the manufacture, use, sale, offer for sale, or importation of Par’s generic version of DUEXIS in the United States. Unless terminated sooner pursuant to the terms of the Par license agreement, the License will continue until the last to expire of the licensed patents and/or applicable periods of regulatory exclusivity.

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

On July 15, 2013, the Company received a Paragraph IV Patent Certification from Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc. (“Watson”), advising that Watson had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised the Company as to the timing or status of the FDA’s review of its filing. On August 26, 2013, the Company, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Watson, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc. (collectively “WLF”) seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124 and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or invalid. The Court has not yet set a trial date for the WLF action.

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

Currently, patent litigation is pending against five generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the District of New Jersey and are grouped in three sets: (i) Dr. Reddy’s Laboratories, Inc. (“Dr. Reddy’s”); Lupin Pharmaceuticals Inc. (“Lupin”); Anchen Pharmaceuticals Inc. (“Anchen”) (collectively, the “DRL cases”); (ii) Mylan Laboratories Limited (the “Mylan cases”); and (iii) Watson Pharma, Inc. (the “Watson cases”). The Company understands that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen VIMOVO patents, which are still the subject of patent litigations. As part of the Company’s acquisition of the U.S. rights to VIMOVO, the Company has taken over and is responsible for the patent litigations that include the Pozen patents licensed to the Company under the Pozen license agreement.

The DRL cases were filed on April 21, 2011, July 25, 2011, October 28, 2011, and October 23, 2013 and collectively include allegations of infringement of U.S. Patent Nos. 6,926,907 and 8,557,285. The Company understands the cases arise from Paragraph IV Notice Letters providing notice of the filing of an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the patents-in-suit. The Company understands the Dr. Reddy’s notice letters were dated March 11, 2011 and November 12, 2012; the Lupin notice letter was dated June 10, 2011; and the Anchen notice letter was dated September 16, 2011. The court has issued a claims construction order. The DRL cases do not have a trial date set. Anchen has recertified under Paragraph III and has been dismissed from the litigations on that basis.

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

NOTE 14 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2014 and December 31, 2013, consisted of the following:

	June 30,	December 31,
	2014	2013
Convertible Senior Notes	$150,000	$150,000
Debt discount	(35,214)	(39,238)

Total long-term debt	114,786	110,762
Less: current maturities	114,786	—

Long-term debt, net of current maturities	$—	$110,762

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

The Company used a portion of the proceeds from the Convertible Senior Notes to purchase $18,675 related to a capped call transaction. The capped call transaction is comprised of a net settled purchased call option and a net settled sold call option. The Company purchased the call option with an initial strike price of $5.364, which was equal to the initial conversion price, and sold a call option with a strike price of $6.705, which is equal to the cap price. The number of options underlying the capped call is 150,000 or the equivalent to the number of $1,000 Convertible Senior Notes initially issued by the Company.

The Convertible Senior Notes were sold at a price equal to 100% of the principal amount thereof and are convertible, under certain conditions, at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2018. Prior to August 15, 2018, the Convertible Senior Notes will be convertible, at the option of the holders thereof, only under the following circumstances:

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

ii.	distribute to all or substantially all holders of the Company’s common stock its assets, securities or rights to purchase its securities, which distribution has a per share value, as reasonably determined by the Company’s board of directors or a committee thereof, exceeding 10% of the last reported sale price of the Company’s common stock on the trading day preceding the date of announcement for such distribution.

4.	Conversion upon Specified Corporate Events: If (i) a transaction or event that constitutes a fundamental change or a make-whole fundamental change occurs or (ii) the Company is party to a consolidation, merger, binding share exchange, or transfer or lease of all or substantially all of its consolidated assets pursuant to which the Company’s common stock would be converted into cash, securities or other assets.

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

The conversion rate for the Convertible Senior Notes will initially be 186.4280 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $5.36 per share of common stock). The conversion rate of the Convertible Senior Notes, and the corresponding conversion price, is subject to adjustment for certain events, but will not be adjusted for accrued and unpaid interest. On June 27, 2014, the Company’s shareholders approved the issuance of shares of the Company’s common stock in excess of 13,164,951 shares upon conversion of the Convertible Senior Notes. As of June 30, 2014, the Company reclassified the Convertible Senior Notes from long term to short term as conditions for conversion were met.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Convertible Senior Notes was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. On November 22, 2013, a derivative liability and a corresponding debt discount in the amount of $40,110 were recorded. The debt discount is being charged to interest expense ratably over the life of the convertible debt. The effective interest rate computed on the Convertible Senior Notes was 11.22%.

The derivative liability was subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2013, the Company conducted a fair value assessment of the embedded derivative. As a result of the fair value assessment, the Company recorded a $69,300 expense in its results of operations for the three and twelve months ended December 31, 2013 to properly reflect the fair value of the embedded derivative of $109,410 as of December 31, 2013. At March 31, 2014, the Company conducted a subsequent fair value assessment to reflect the market value adjustments for the embedded derivative. During the three months ended March 31, 2014, the Company recorded a $204,030 loss in its results of operations to properly reflect the fair value of the embedded derivative of $313,440.

On June 27, 2014, the Company’s shareholders approved the issuance of shares of the Company’s common stock in excess of 13,164,951 shares upon conversion of the Convertible Senior Notes. As such, on the date of approval the derivative liability was re-measured to fair value and a $10,965 loss as a result of the re-measurement was recorded as other expense in the Company’s results of operations for the three months ended June 30, 2014, and the entire fair value of the derivative liability of $324,405 was reclassified to additional paid-in capital.

Senior Secured Credit Facility

On June 17, 2014, the Company entered into the Senior Secured Credit Facility with a group of lenders and Citibank, N.A., as administrative and collateral agent. The Senior Secured Credit Facility provides for (i) a committed five-year $300,000 term loan facility (the “Term Loan Facility”), the proceeds of which shall be used to effect the Merger, to pay fees and expenses in connection therewith and for general corporate purposes; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. Funding of the Senior Secured Credit Facility is expected to occur coincident with the closing of the proposed acquisition of Vidara (the “Closing Date”), subject to customary closing conditions, including, among other things, the execution and delivery of joinders to the credit agreement under the Senior Secured Credit Facility (the “Credit Agreement”) by Vidara and certain subsidiaries of Vidara and the Company, the consummation of the Merger, the consummation of certain other transactions contemplated by the Merger Agreement in accordance with the terms of the Merger Agreement, and the absence of any material adverse effect with respect to Vidara. The initial borrower under the Term Loan Facility will be U.S. HoldCo. The Credit Agreement allows for Vidara and other subsidiaries of Vidara to become borrowers under the accordion facility. Loans under the Senior Secured Credit Facility will bear interest, at each borrower’s option, at a rate equal to either the London Inter-Bank Offer Rate (“LIBOR”), plus an applicable margin of 8.00% per year (subject to a 1.00% LIBOR floor), or the prime lending rate, plus an applicable margin equal to 7.00% per year. The Company is required to pay a ticking fee to the applicable lenders under the

Senior Secured Credit Facility, accruing from the date that is 31 days following the effective date of the Senior Secured Credit Facility through, but excluding, the earliest to occur of (i) the Closing Date, (ii) October 1, 2014 and (iii) the date of the termination of all of the commitments of the lenders under the Term Loan Facility in accordance with the provisions set forth in the Credit Agreement, in an amount equal to 4% per annum of the commitments under the Term Loan Facility, which rate shall increase to 8% per annum on the date that is 61 days following the effective date of the Senior Secured Credit Facility.

The borrowers’ obligations under the Credit Agreement and any swap obligations entered into with a lender thereunder will be guaranteed, as of the Closing Date, by Vidara and each of Vidara’s existing and subsequently acquired or organized direct and indirect subsidiaries (other than certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law). The borrowers’ obligations under the Credit Agreement will be secured as of the Closing Date, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the borrowers and the guarantors, except for certain customary excluded assets, and (ii) all of the capital stock owned by the borrowers and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of U.S. HoldCo, to 65% of the capital stock of such subsidiaries).

U.S. HoldCo is permitted to make voluntary prepayments of loans under the Term Loan Facility, except that (i) a specified make-whole amount would apply to any repayment or repricing prior to the second anniversary of the Closing Date, (ii) a 4% premium would apply to any repayment or repricing on or prior to the third anniversary of the Closing Date, and (iii) a 2% premium would apply to any repayment or repricing on or prior to the fourth anniversary of the Closing Date. U.S. HoldCo is required to make mandatory prepayments of loans under the Term Loan Facility (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), and (c) net cash proceeds from issuances of debt (other than certain permitted debt).

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Events of default under the Credit Agreement include: (i) the failure by the borrowers to timely make payments due under the Credit Agreement; (ii) material misrepresentations or misstatements in any representation or warranty by any party when made; (iii) failure by any borrower or guarantor thereunder to comply with the covenants under the Credit Agreement and other related agreements; (iv) certain defaults under a specified amount of other indebtedness of Vidara or its subsidiaries; (v) insolvency or bankruptcy-related events with respect to Vidara or any of its material subsidiaries; (vi) certain undischarged judgments against Vidara or any of its restricted subsidiaries; (vii) certain ERISA-related events reasonably expected to have a material adverse effect on Vidara and its subsidiaries taken as a whole; (viii) certain security interests or liens under the loan documents ceasing to be, or being asserted by Vidara or its restricted subsidiaries not to be, in full force and effect; and (ix) any loan document or material provision thereof ceasing to be, or any proceeding being instituted asserting that such loan document or material provision is not, in full force and effect.

Commitment Letter

On March 18, 2014, the Company entered into the Commitment Letter with Deerfield and certain Deerfield Funds pursuant to which the Deerfield Funds had committed to provide up to $250,000 of senior secured loans to finance the Merger. The commitment to provide the Facility was subject to certain conditions, including the negotiation of definitive documentation and other customary closing conditions consistent with the Merger Agreement. The receipt of funding under the Facility was not a condition to the Company’s obligations under the terms of the Merger Agreement.

The Company also paid Deerfield a commitment fee of $5,000 upon execution of the Commitment Letter. The $5,000 commitment fee paid to Deerfield was capitalized as a prepaid expense and was amortized to expense through June 30, 2014. The Company allowed the Commitment Letter to expire on June 30, 2014 as a result of the execution of the Senior Secured Credit Facility.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with a former stockholder who previously served as a director of Horizon Pharma USA. In addition, the Company’s wholly-owned subsidiary, Horizon Pharma AG, has entered into a consulting agreement with a former owner and majority shareholder of Nitec. Consulting fees paid to related parties during the three months ended June 30, 2014 and 2013 were $101 and $196, respectively, and were $223 and $393 for the six months ended June 30, 2014 and 2013, respectively.

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

The following table presents the expense (benefit) for income taxes for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Ended June 30,
	2014	2013	2014	2013
Net loss before benefit for income taxes	$(26,889)	$(18,792)	$(234,244)	$(41,844)
Expense (benefit) for income taxes	880	(351)	(225)	(1,232)

Net loss	$(27,769)	$(18,441)	$(234,019)	$(40,612)

During the three months ended June 30, 2014, the Company recorded an expense for income tax of $880 compared to a benefit for income taxes of $351 during the three months ended June 30, 2013. The income tax expense was primarily attributable to the Company’s inability to recognize additional deferred income tax valuation allowances as the Company anticipates lower estimated net operating losses for the current year, which resulted in a reduction of income tax benefits that could be recognized during the three months ended June 30, 2014.

During the six months ended June 30, 2014 and 2013, the Company recorded a benefit for income taxes of $225 and $1,232, respectively. The decrease in benefit for income taxes during the six months ended June 30, 2014 was primarily due to a reduction in the Company’s ability to recognize additional income tax benefits from its deferred income tax valuation reserves as the Company anticipates lower estimated net operating losses for the current year. Additionally, during the six months ended June 30, 2013, the Company recorded an additional income tax benefit of $831 to properly account for the realization of a deferred tax asset position resulting from a determination that a greater portion of deferred tax assets associated with deferred revenues from milestone payments would be realized in future years.

At June 30, 2014, the Company had a net deferred tax liability of $3,102 primarily related to temporary differences associated with its intangible assets. During the six months ended June 30, 2014, the Company recorded a $214,995 loss on the derivative revaluation in connection with the increase in the fair value of the embedded derivative associated with the Convertible Senior Notes. The loss on derivative revaluation was a permanent tax difference and is not deductible for income tax reporting purposes.

NOTE 17 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2014, the Company issued an aggregate of 6,843,903 shares of common stock upon the cash exercise of warrants and the Company received proceeds of $31,174 representing the aggregate exercise price for such warrants. In addition, warrants to purchase an aggregate of 824,513 shares of the Company’s common stock were exercised in cashless exercises, resulting in the issuance of 546,979 shares of common stock. As of June 30, 2014, there were outstanding warrants to purchase 8,445,080 shares of common stock.

During the six months ended June 30, 2014, the Company received $1,595 in proceeds in connection with the issuance of an aggregate of 533,301 shares of the Company’s common stock upon the exercise of stock options and received proceeds of $649 upon the issuance of 264,110 shares of the Company’s common stock through its employee stock purchase program.

NOTE 18 – EQUITY INCENTIVE PLANS

Employee Stock Purchase Plan

In July 2010, the Company’s board of directors adopted the 2011 Employee Stock Purchase Plan (the “2011 ESPP”). In June 2011, the Company’s stockholders approved the 2011 ESPP, and it became effective upon the signing of the underwriting agreement related to the Company’s initial public offering in July 2011. The Company reserved a total of 463,352 shares of common stock for issuance under the 2011 ESPP. The 2011 ESPP provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2011 ESPP each year on January 1, until 2021. The number of shares added each year will be equal to the least of: (a) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (b) 1,053,074 shares of common stock; or (c) a number of shares of common stock that may be determined each year by the Company’s board of directors that is less than (a) and (b). Subject to certain limitations, the Company’s employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock under the 2011 ESPP at the end of a six-month offering period. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month offering period.

On December 5, 2013, pursuant to the terms of the 2011 ESPP, the Company’s board of directors approved an increase in the number of shares available for issuance under the 2011 ESPP of 1,053,074 shares, effective January 1, 2014. As of June 30, 2014, 614,657 shares have been issued and an aggregate of 1,201,769 shares of common stock were authorized and available for future grants under the 2011 ESPP.

Stock-Based Compensation Plans

In October 2005, the Company adopted the 2005 Stock Plan (the “2005 Plan”). The 2005 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2005 Plan were either incentive stock options or nonqualified stock options. Upon the signing of the underwriting agreement related to the Company’s initial public offering, on July 28, 2011, no further option grants were made under the 2005 Plan. As of July 28, 2011, the 460,842 shares of common stock reserved for future issuance and the 1,304,713 shares of common stock reserved for future issuance upon the exercise of options outstanding under the 2005 Plan were transferred to the 2011 Equity Incentive Plan (the “2011 EIP”), as described below. All stock options granted under the 2005 Plan prior to July 28, 2011 continue to be governed by the terms of the 2005 Plan.

In July 2010, the Company’s board of directors adopted the 2011 EIP. In June 2011, the Company’s stockholders approved the 2011 EIP, and it became effective upon the signing of the underwriting agreement related to the Company’s initial public offering on July 28, 2011. The 2011 EIP had an initial reserve of 3,366,228 shares of common stock, including 460,842 shares of common stock previously reserved for future issuance under the 2005 Plan, 1,304,713 shares of common stock reserved for future issuance upon the exercise of options outstanding under the 2005 Plan as of the 2011 EIP’s effective date and 1,600,673 new shares of common stock reserved. The 2011 EIP provides that an additional number of shares will automatically be added to the shares authorized for issuance each year on January 1, until 2021. The number of shares added each year will be equal to the least of: (a) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (b) 1,474,304 shares of common stock; or (c) a number of shares of common stock that may be determined each year by the Company’s board of directors that is less than (a) and (b). On December 5, 2013, pursuant to the terms of the Company’s 2011 EIP, the Company’s board of directors approved an increase in the number of shares available for issuance under the 2011 EIP of 1,474,304 shares, effective January 1, 2014. On November 7, 2013, November 16, 2013 and March 3, 2014, the Company’s board of directors approved amendments to the Company’s 2011 EIP to reserve an additional 200,000 shares, 800,000 shares and 730,000 shares, respectively, of the Company’s common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules (“Rule 5635(c)(4)”). On January 10, 2014, the Company’s board of directors approved an amendment to the 2011 EIP to increase the number of shares available for issuance under the 2011 EIP by 703,400 shares (the “January 2014 amendment”), with such increase to the number of shares available for issuance under the 2011 EIP subject to stockholder approval of the January 2014 amendment.

On May 17, 2014, the Company’s board of directors approved an amendment to the 2011 EIP to among other things: increase the aggregate number of shares authorized for issuance under the 2011 EIP by an additional 10,000,000 shares; eliminate the annual “evergreen” provision and require stockholder approval for the issuance of additional shares; and provide that shares reserved as part of the “inducement pool” under Rule 5635(c)(4) may be used for grants to any eligible participant under the 2011 EIP. On June 27, 2014, the Company’s stockholders approved the amendment to the 2011 EIP. As of June 30, 2014, there were 8,835,854 shares available for future grants under the 2011 EIP.

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

Stock Option Plans

The following table summarizes stock option activity during the six months ended June 30, 2014:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2013	4,411,080	$6.47
Granted	2,688,600	$10.25
Exercised	(266,912)	$6.07
Forfeited	(267,817)	$4.71

Outstanding as of June 30, 2014	6,564,951	$8.11

Exercisable as of June 30, 2014	2,424,938	$8.97

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the six months ended June 30, 2014 and 2013, and assumptions used to value stock options, are as follows:

	For the Six Months Ended June 30,
	2014	2013
Dividend yield	—	—
Risk-free interest rate	0.9%	1.0%
Weighted average volatility	73.7%	88.1%
Expected life (in years)	6.1	6.0
Weighted average grant date fair value per share of options granted	$10.25	$1.73

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

Forfeitures

During the six months ended June 30, 2013, the Company utilized a forfeiture rate of 5% for estimating the forfeitures of stock options granted. During the six months ended June 30, 2014, the Company reassessed its forfeiture rate based on actual historical experience and subsequently utilized a forfeiture rate that ranges from 5% to 15% based on the stratification of various employee grant categories.

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June 30, 2014:

	Number of Units	Weighted Average Grant-Date Fair Value Per Units
Outstanding as of December 31, 2013	833,001	$2.86
Granted	996,600	$10.26
Vested	(154,275)	$2.43
Forfeited	(48,933)	$2.95

Outstanding as of June 30, 2014	1,626,393	$7.43

The following table summarizes stock-based compensation expense included in the Company’s condensed consolidated statements of comprehensive loss for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014	2013
Stock-based compensation expense:
Research and development	$798	$474
Sales and marketing	1,624	660
General and administrative	3,665	966

Total stock-based compensation expense	$6,087	$2,100

The Company estimates that, as of June 30, 2014, pre-tax compensation expense was $34,928 for all unvested stock-based awards, including both stock options and restricted stock units that will be recognized through the third quarter of 2017. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of its common stock which have been reserved under the 2011 Plan.

NOTE 19 – SUBSEQUENT EVENTS

In July 2014, the Company was verbally notified that two pharmacy benefit managers, CVS Caremark and Express Scripts, Inc., expect to announce in August 2014 that DUEXIS and VIMOVO will no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015.

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

(Dollars are presented in thousands except share data or unless otherwise stated)

OUR BUSINESS

We are a specialty pharmaceutical company commercializing DUEXIS®, VIMOVO® and RAYOS®/LODOTRA®, each of which targets unmet therapeutic needs in arthritis, pain and inflammatory diseases. We developed DUEXIS and RAYOS/LODOTRA, and acquired the U.S. rights to VIMOVO from AstraZeneca AB, or AstraZeneca, in November 2013. We market our products in the United States through our field sales force of approximately 310 representatives. Our strategy is to develop, acquire or in-license additional innovative medicines or acquire companies where we can execute a targeted commercial approach among specific target physicians, such as primary care physicians, orthopedic surgeons and rheumatologists, while taking advantage of our commercial strengths and the infrastructure that has been put in place.

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

The New Horizon ordinary shares to be issued to our stockholders will be registered with the SEC and are expected to be listed on NASDAQ. In connection with the Merger, on June 17, 2014, we entered into a $300,000 five-year senior secured credit facility, or Senior Secured Credit Facility, with certain lenders and Citibank, N.A., as administrative agent and collateral agent. We expect to use the proceeds of the Senior Secured Credit Facility to provide the cash payment of $200,000 to Vidara, to pay certain transaction related expenses, and for general corporate purposes.

The Merger, which has been approved by the boards of directors of the parties, is subject to approval by our stockholders and the satisfaction of customary closing conditions. The Merger is expected to close in September 2014.

RECENT DEVELOPMENTS

In July 2014, we were verbally notified that two pharmacy benefit managers, CVS Caremark and Express Scripts, Inc., expect to announce in August 2014 that DUEXIS and VIMOVO will no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2014 and 2013

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

	Three Months Ended June 30,		Increase /
	2014	2013	(Decrease)
Net sales	66,062	11,131	54,931
Cost of goods sold	24,810	2,394	22,416

Gross profit	41,252	8,737	32,515

Operating expenses
Research and development	3,545	2,833	712
Sales and marketing	27,126	16,526	10,600
General and administrative	17,681	5,182	12,499

Total operating expenses	48,352	24,541	23,811

Operating loss	(7,100)	(15,804)	8,704
Other (expense) income
Interest expense, net	(4,207)	(3,442)	765
Foreign exchange (loss) gain	(284)	454	738
Loss on derivative fair value	(10,965)	—	10,965
Other expense	(4,333)	—	4,333

Total other expense, net	(19,789)	(2,988)	16,801

Loss before expense (benefit) for income taxes	(26,889)	(18,792)	8,097
Expense (benefit) for income taxes	880	(351)	(1,231)

Net loss	$(27,769)	$(18,441)	$9,328

Net sales. During the three months ended June 30, 2014, net sales were $66,062 compared to net sales of $11,131 during the three months ended June 30, 2013.

DUEXIS net sales during the three months ended June 30, 2014 were $17,789 compared to net sales of $9,474 during the three months ended June 30, 2013. The increase in DUEXIS net sales during the three months ended June 30, 2014 compared to the prior year period was primarily the result of prescription volume growth driven by our expanded field sales organization and product price increases implemented during the course of 2013 and in January 2014.

VIMOVO net sales during the three months ended June 30, 2014 were $42,409. On November 26, 2013, we began promotion of VIMOVO with our rheumatology sales force and began commercialization through our primary care sales force on January 2, 2014.

RAYOS net sales were $3,939 during the three months ended June 30, 2014 compared to net sales of $501 during the three months ended June 30, 2013. The increase in RAYOS net sales during the three months ended June 30, 2014 compared to the prior year period was primarily attributable to increased volume driven by the expansion of our sales force focused on RAYOS and product price increases implemented during the course of 2013 and in January 2014.

LODOTRA net sales were $1,925 during the three months ended June 30, 2014 compared to net sales of $1,156 during the three months ended June 30, 2013. The increase in LODOTRA net sales was the result of the timing of product shipments to our European distribution partner, Mundipharma. LODOTRA sales to Mundipharma occur at the time we ship product based on Mundipharma’s estimated requirements. Accordingly, LODOTRA sales are not linear or directly tied to Mundipharma sales to the market and can therefore fluctuate significantly from quarter to quarter.

Cost of Goods Sold. Cost of goods sold increased $22,416 to $24,810 during the three months ended June 30, 2014, from $2,394 during the three months ended June 30, 2013. The increase in cost of goods sold was primarily due to an increase in the estimated value of the contingent royalties payable to Pozen in connection with VIMOVO sales over the term of the license agreement resulting in a charge to costs of goods of $13,033, an increase in DUEXIS and VIMOVO product shipments, $3,388 in higher intangible amortization expense during the second quarter of 2014 and $2,953 in royalty accretion expense.

At the time of our acquisition of the U.S. rights to VIMOVO from AstraZeneca in the fourth quarter of 2013, we estimated the fair value of contingent royalties payable to Pozen using an income approach under the discounted cash flow method, which included revenue projections and other assumptions we made to determine the fair value. If we were to significantly overperform or underperform against our original revenue projections or it became necessary to make changes to our assumptions as a result of a triggering event, we would be required to reassess the fair value of the contingent royalties payable to Pozen. Any adjustments to fair value would be recorded in the period such adjustment was made as either an increase or decrease to royalties payable, with a corresponding increase or decrease in cost of goods sold, in accordance with our established accounting policies, and would impact the reported operating results in the period the adjustment was made. During the second quarter of 2014, based on higher sales of VIMOVO during the six months ended June 30, 2014 versus our original expectations and our adjusted expectations for future VIMOVO sales, we had recorded a charge of $13,033 to cost of goods sold to increase the amount of the contingent royalty liability to reflect the updated estimates.

The increase in intangible amortization expense was primarily associated with our acquisition of the U.S. rights to VIMOVO, which resulted in us capitalizing $67,705 in intangible assets related to VIMOVO intellectual property rights. In addition, as we recorded the contingent royalties payable to Pozen at fair value at the time of our acquisition, each quarter we record royalty accretion expense as a charge to cost of goods sold to adjust the royalty liability during that period to actual expense. During the second quarter of 2014, we recorded $2,953 in royalty accretion expense to cost of goods sold.

Research and Development Expenses. Research and development expenses increased $712 to $3,545 during the three months ended June 30, 2014, from $2,833 during the three months ended June 30, 2013. The increase in research and development expenses during the second quarter of 2014 was primarily associated with $360 in higher salaries and benefits expense, a $142 increase in consulting fees and $110 in increased clinical expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased $10,600 to $27,126 during the three months ended June 30, 2014, from $16,526 during the three months ended June 30, 2013. The increase in sales and marketing expenses was primarily attributable to an increase of $7,630 in salaries and benefits expenses associated with increased staffing of our field sales force, $1,996 in higher marketing and commercialization expenses primarily related to VIMOVO and $890 in higher facility expenses.

General and Administrative Expenses. General and administrative expenses increased $12,499 to $17,681 during the three months ended June 30, 2014, from $5,182 during the three months ended June 30, 2013. The increase in general and administrative expenses was primarily due to $6,809 in higher consulting and professional fees primarily incurred in connection with our pending merger with Vidara, $3,914 related to higher salaries and benefits expense as a result of increased staffing, $975 in higher facilities expenses and a $627 increase in legal fees associated with intellectual property related matters.

Interest Expense, Net. Interest expense, net increased $765 to $4,207 during the three months ended June 30, 2014, from $3,442 during the three months ended June 30, 2013. The increase in interest expense, net was primarily attributable to higher debt discount expenses of $1,415, partially offset by $650 in lower interest expense as a result of lower borrowing costs under our 5.00% Convertible Senior Notes due 2018, or the Convertible Senior Notes, during the three months ended June 30, 2014 compared to our borrowing costs during the three months ended June 30, 2013 under our prior senior secured loan facility, which we retired in November 2013.

Foreign Exchange Loss. During the three months ended June 30, 2014, we recorded a foreign exchange loss of $284 compared to a foreign exchange gain of $454 during the three months ended June 30, 2013. The foreign exchange loss during the second quarter of 2014 was primarily due to a significant increase in U.S. dollar denominated transactions associated with RAYOS product shipments from our Horizon Pharma AG subsidiary, whose functional currency is the Euro.

Loss on Derivative Revaluation. During the three months ended June 30, 2014, we recorded a $10,965 non-cash charge related to the increase in the fair value of the embedded derivative associated with our Convertible Senior Notes. The increase in loss on the derivative revaluation was primarily due to an increase in the market value of our common stock during the period from April 1, 2014 until June 27, 2014, the date our stockholders approved the issuance of shares of our common stock in excess of 13,164,951 shares upon conversion of the Convertible Senior Notes. The loss on derivative revaluation was a permanent tax difference and was not deductible for income tax reporting purposes.

Income Tax Expense (Benefit). During the three months ended June 30, 2014, we recorded an income tax expense of $880 compared to a benefit for income tax of $351 during the three months ended June 30, 2013. The income tax expense was primarily attributable to our inability to recognize additional deferred income tax valuation allowances as we anticipate lower estimated net operating losses for the current year, which resulted in a reduction of income tax benefits that could be recognized during the three months ended June 30, 2014.

Net Loss. Net loss increased $9,328 to $27,769 during the three months ended June 30, 2014, from $18,441 during the three months ended June 30, 2013, primarily as a result of the change in estimate of the VIMOVO royalties and the loss on derivative revaluation, partially offset by an increase in gross profit related to higher product sales during the three months ended June 30, 2014.

Comparison of Six Months Ended June 30, 2014 and 2013

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

	Six Months Ended June 30,		Increase /
	2014	2013	(Decrease)
Net sales	117,988	19,824	98,164
Cost of goods sold	32,429	6,163	26,266

Gross profit	85,559	13,661	71,898

Operating expenses
Research and development	6,378	5,031	1,347
Sales and marketing	55,821	32,854	22,967
General and administrative	28,873	10,124	18,749

Total operating expenses	91,072	48,009	43,063

Operating loss	(5,513)	(34,348)	28,835
Other (expense) income
Interest expense, net	(8,414)	(7,045)	1,369
Foreign exchange loss	(322)	(451)	(129)
Loss on derivative fair value	(214,995)	—	214,995
Other expense	(5,000)	—	5,000

Total other expense, net	(228,731)	(7,496)	221,235

Loss before benefit for income taxes	(234,244)	(41,844)	192,400
Benefit for income taxes	(225)	(1,232)	(1,007)

Net loss	$(234,019)	$(40,612)	$193,407

Net sales. During the six months ended June 30, 2014, net sales were $117,988 compared to net sales of $19,824 during the six months ended June 30, 2013.

DUEXIS net sales during the six months ended June 30, 2014 were $31,712 compared to net sales of $14,368 during the six months ended June 30, 2013. The increase in DUEXIS net sales during the six months ended June 30, 2014 compared to the prior year period was primarily the result of prescription volume growth driven by expansion of the field sales organization and product price increases implemented during the course of 2013 and in January 2014.

VIMOVO net sales during the six months ended June 30, 2014 were $76,416. On November 26, 2013, we began promotion of VIMOVO with our rheumatology sales force and began commercialization through our primary care sales force on January 2, 2014.

RAYOS net sales were $7,246 during the six months ended June 30, 2014 compared to net sales of $848 during the six months ended June 30, 2013. The increase in RAYOS net sales during the six months ended June 30, 2014 compared to the prior year period was primarily attributable to increased volume driven by the expansion of our sales force focused on RAYOS and product price increases implemented during the course of 2013 and in January 2014.

LODOTRA net sales were $2,614 during the six months ended June 30, 2014 compared to net sales of $4,608 during the six months ended June 30, 2013. The decrease in LODOTRA net sales during the six months ended June 30, 2014 compared to the prior year period was the result of overstocking of product by our European distribution partner, Mundipharma, in the prior year.

Cost of Goods Sold. Cost of goods sold increased $26,266 to $32,429 during the six months ended June 30, 2014, from $6,163 during the six months ended June 30, 2013. The increase in cost of goods sold was primarily due to an increase in the estimated value of the contingent royalties payable to Pozen in connection with VIMOVO sales over the term of the license agreement resulting in a charge to costs of goods of $13,033, an increase in DUEXIS and VIMOVO product shipments, $6,759 in higher intangible amortization expense during the second quarter of 2014 and $2,953 in royalty accretion expense.

At the time of our acquisition of the U.S. rights to VIMOVO from AstraZeneca in the fourth quarter of 2013, we estimated the fair value of contingent royalties payable to Pozen using an income approach under the discounted cash flow method, which included revenue projections and other assumptions we made to determine the fair value. If we were to significantly overperform or underperform against our original revenue projections or it became necessary to make changes to our assumptions as a result of a triggering event, we would be required to reassess the fair value of the contingent royalties payable to Pozen. Any adjustments to fair value would be recorded in the period such adjustment was made as either an increase or decrease to royalties payable, with a corresponding increase or decrease in cost of goods sold, in accordance with our established accounting policies, and would impact the reported operating results in the period the adjustment was made. During the second quarter of 2014, based on higher sales of VIMOVO during the six months ended June 30, 2014 versus our original expectations and our adjusted expectations for future VIMOVO sales, we had recorded a charge of $13,033 to cost of goods sold to increase the amount of the contingent royalty liability to reflect the updated estimates.

The increase in intangible amortization expense was primarily associated with our acquisition of the U.S. rights to VIMOVO, which resulted in us capitalizing $67,705 in intangible assets related to VIMOVO intellectual property rights. In addition, as we recorded the contingent royalties payable to Pozen at fair value at the time of our acquisition, each quarter we record royalty accretion expense as a charge to cost of goods sold to adjust the royalty liability during that period to actual expense. During the second quarter of 2014, we recorded $2,953 in royalty accretion expense to cost of goods sold.

Research and Development Expenses. Research and development expenses increased $1,347 to $6,378 during the six months ended June 30, 2014, from $5,031 during the six months ended June 30, 2013. The increase in research and development expenses during the six months ended June 30, 2014 was primarily associated with $397 in higher salaries and benefits expense, $367 in higher consulting costs and $459 in increased clinical expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased $22,967 to $55,821 during the six months ended June 30, 2014, from $32,854 during the six months ended June 30, 2013. The increase in sales and marketing expenses was primarily attributable to an increase of $16,025 in salaries and benefits expenses associated with increased staffing of our field sales force, $4,463 in higher marketing and commercialization expenses primarily related to VIMOVO, a $898 increase in consulting costs and $1,530 in higher facility expenses.

General and Administrative Expenses. General and administrative expenses increased $18,749 to $28,873 during the six months ended June 30, 2014, from $10,124 during the six months ended June 30, 2013. The increase in general and administrative expenses was primarily due to $11,421 in higher consulting and professional fees primarily incurred in connection with investment advisory and professional service fees related to our pending merger with Vidara, $5,199 related to higher salaries and benefits expense as a result of increased staffing of our administrative functions during the six months ended June 30, 2014, $1,286 in higher facilities expenses and a $568 increase in legal fees associated with intellectual property related matters.

Interest Expense, Net. Interest expense, net increased $1,369 to $8,414 during the six months ended June 30, 2014, from $7,045 during the six months ended June 30, 2013. The increase in interest expense, net was primarily attributable to higher debt discount expenses of $2,835, partially offset by $1,466 in lower interest expense due to lower borrowing costs under our Convertible Senior Notes during the six months ended June 30, 2014 compared to our borrowing costs during the six months ended June 30, 2013 under our prior senior secured loan facility.

Foreign Exchange Loss. During the six months ended June 30, 2014 and 2013, we reported a foreign exchange loss of $322 and $451, respectively. The decrease in foreign exchange loss during the six months ended June 30, 2014 was primarily due to a to a strengthening of the Euro against the U.S. dollar in 2014, which impacted our Horizon Pharma AG subsidiary, whose functional currency is the Euro.

Loss on Derivative Revaluation. During the six months ended June 30, 2014, we recorded a $214,995 non-cash charge related to the increase in the fair value of the embedded derivative associated with our Convertible Senior Notes. The increase in loss on the derivative revaluation was primarily due to an increase in the market value of our common stock during the period from January 1, 2014 through June 27, 2014, the date our stockholders approved the issuance of shares of our common stock in excess of 13,164,951 shares upon conversion of the Convertible Senior Notes. The loss on derivative revaluation was a permanent tax difference and was not deductible for income tax reporting purposes.

Income Tax Benefit. Income tax benefit decreased $1,007 to $225 during the six months ended June 30, 2014, from $1,232 during the six months ended June 30, 2013. The decrease in income tax benefit was primarily attributable to our inability to recognize additional deferred income tax valuation allowances as we anticipate lower estimated net operating losses for the current year, which resulted in a reduction of income tax benefits that could be recognized during the six months ended June 30, 2014. Additionally, during the six months ended June 30, 2013, we recorded an additional income tax benefit of $831 to properly account for the realization of our deferred tax asset position resulting from a determination that a greater portion of deferred tax assets associated with deferred revenues from milestone payments would be realized in future years.

Net Loss. Net loss increased $193,407 to $234,019 during the six months ended June 30, 2014, from $40,612 during the six months ended June 30, 2013, primarily as a result of the loss on derivative revaluation, the change in estimate of the VIMOVO royalties and increased expenses associated with selling and marketing expenses and Vidara acquisition costs, which was partially offset by an increase in gross profit related to higher product sales in the six months ended June 30, 2014.

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

Revenue from Milestone Receipts

Milestone payments are recognized as revenue based on achievement of the associated milestones, as defined in the relevant agreements. Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgment from our partner, provided that (1) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (2) the milestone represents the culmination of an earnings process and (3) the milestone payment is non-refundable. If any of these criteria are not met, revenue from the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement.

Contractual Allowances

Product Sales Discounts and Allowances

We record allowances for product returns, rebates and discounts at the time of sale to wholesale pharmaceutical distributors and national and regional retail chains. We are also required to make significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.

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

Co-Pay Assistance

We offer discount programs to patients under which the patient receives a discount on his or her prescription. We reimburse pharmacies for this discount through a third-party vendor. We record the total amount of estimated discounts for sales recorded in the period as a reduction of revenue, based on a combination of actual invoices received and an estimate of discounts to be paid for product in the sales channel, based on historical information.

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

Government Rebates and Chargebacks

Government Rebates

We participate in certain federal government rebate programs, such as Medicare and Medicaid. We accrue estimated rebates based on estimated percentages of product sold to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be sold to qualified patients, and we record the rebate as a reduction of revenue.

Government Chargebacks

We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesale pharmaceutical distributors at a discounted price, and the wholesale pharmaceutical distributors then charge back to us the difference between the current retail price and the contracted price that the federal entities paid for the product. We accrue estimated chargebacks based on contract prices and sell-through sales data obtained from third party information, and we record the chargeback as a reduction of revenue.

The following table summarizes our customer-related accruals and allowances as of June 30, 2014:

	Contractual Allowances	Government Rebates and Chargebacks	Total
Balance at December 31, 2013	$6,716	$1,407	$8,123
Current provisions relating to sales in current year	88,889	12,480	101,369
Adjustments relating to prior year sales	(1,770)	—	(1,770)
Payments/returns relating to sales in current year	(53,203)	(10,786)	(63,989)
Payments/returns relating to sales in prior years	(4,842)	(1,307)	(6,149)

Balance at June 30, 2014	$35,790	$1,794	$37,584

Cost of Goods Sold

We recognize cost of goods sold in connection with our sales of DUEXIS, VIMOVO and RAYOS/LODOTRA.

Cost of goods sold of DUEXIS includes all costs directly related to the acquisition of product from our third-party manufacturers, including freight charges and costs of distribution.

Cost of goods sold of RAYOS includes all costs directly related to the acquisition of product from our third-party manufacturers, including freight charges and costs of distribution, amortization of developed technology, royalty payments to third parties for the use of certain licensed patents and applicable taxes.

Cost of goods sold of LODOTRA includes raw material costs, costs associated with third parties who manufacture LODOTRA for us, supply chain costs, manufacturing overhead costs, amortization of developed technology, royalty payments to third parties for the use of certain licensed patents and applicable taxes.

Cost of goods sold for VIMOVO includes all costs directly related to the acquisition of product from AstraZeneca and/or a third-party manufacturer, amortization of intellectual property, royalty accretion expense and any changes in estimate associated with the contingent royalty liability as described in the accrued contingent royalty accounting policy below.

Inventories

Inventories are stated at the lower of cost or market value using the first-in, first-out method. Inventories consist of raw materials, work-in-process and finished goods. We have entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies. Inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs. Inventories exclude product sample inventory, which are included in other current assets and are expensed as a component of sales and marketing expense when provided to physicians or healthcare providers.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. At December 31, 2013 and at the final measurement on June 27, 2014, the estimated fair value of our derivative liability related to the convertible portion of our Convertible Senior Notes was derived utilizing the binomial lattice approach for the valuation of convertible instruments. Assumptions used in the calculation included, among others, determining the appropriate credit spread using benchmarking analysis and solving for the implied credit spread, calculating the fair value of the stock component using a discounted risk free rate and borrowing cost and calculating the fair value of the note component using a discounted credit adjusted discount rate. Based on the assumptions used to determine the fair value of the derivative liability associated with the Convertible Senior Notes, we concluded that these inputs were Level 3 inputs.

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

We also account for stock options issued to non-employees based on the stock options’ estimated fair value determined using the Black-Scholes option pricing model. The fair value of equity awards granted to non-employees are re-measured at each reporting date, and the resulting change in the fair value associated with such awards, if any, is recognized as a corresponding increase or reduction to stock-based compensation during the period.

Accrued Contingent Royalties

Our accrued contingent royalties consist of the contingent royalty related to our acquisition of the U.S. rights to VIMOVO. At the time of acquisition, we assigned a fair value to the liability for royalties. The royalty liability was based on anticipated revenue streams utilizing the income approach under the discounted cash flow method. The estimated liability for royalties is increased over time to reflect the change in its present value, and accretion expense is recorded as part of cost of goods sold. We evaluate the adequacy of the estimated contingent royalty liability at least annually, or whenever events or changes in circumstances indicate that an evaluation of the estimate is necessary. As part of any evaluation, we adjust the carrying value of the liability to the present value of the revised estimated cash flows using the original discount rate.

Any decrease or increase to the liability is recorded as an increase or reduction in cost of goods sold. The royalty liability is included in current and long-term accrued royalties on the consolidated balance sheets.

New Accounting Pronouncements

During the quarter ended June 30, 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2017 and early adoption is not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method on adoption. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures, including which transition method we will adopt.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of June 30, 2014, we had an accumulated deficit of $691,135. We anticipate that we will continue to incur net losses until such time as the revenues we generate from DUEXIS, VIMOVO and RAYOS/LODTORA or any products we may acquire or in-license are sufficient to cover our operating expenses. We expect that our sales and marketing expenses will continue to increase as a result of our commercialization of DUEXIS, VIMOVO and RAYOS/LODOTRA. As a result, we will need to generate significant net product sales, and royalty and other revenues to achieve profitability.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes. As of June 30, 2014, we had $128,851 in cash and cash equivalents.

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

The conversion rate for the Convertible Senior Notes will initially be 186.4280 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $5.36 per share of common stock). The conversion rate of the Convertible Senior Notes, and the corresponding conversion price, is subject to adjustment for certain events, but will not be adjusted for accrued and unpaid interest.

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

In connection with the Merger, our stockholders will receive one ordinary share of New Horizon in exchange for each share of our common stock they own at Closing. Additionally, we entered into a commitment letter, or the Commitment Letter, with Deerfield Management Company, L.P., or Deerfield, and certain funds managed by Deerfield, or the Deerfield Funds, pursuant to which the Deerfield Funds committed to provide up to $250,000 of senior secured loans to finance the Merger, or the Facility. The commitment to provide the Facility was subject to certain conditions, including the negotiation of definitive documentation and other customary closing conditions consistent with the Merger Agreement. On June 17, 2014, we entered into the $300,000 Senior Secured Credit Facility. The Senior Secured Credit Facility replaces the $250,000 Commitment Letter received from Deerfield and the Deerfield Funds and is expected to fund concurrently with the Closing of the Merger. The Company allowed the Commitment Letter to expire on June 30, 2014 as a result of the execution of the Senior Secured Credit Facility.

During the six months ended June 30, 2014, we received proceeds of $31,174 in connection with our issuance of an aggregate of 7,390,882 shares of our common stock upon the exercise of common stock warrants. Additionally, we received $1,595 in proceeds in connection with our issuance of an aggregate of 533,301 shares of our common stock upon the exercise of stock options and received proceeds of $649 upon the issuance of 264,110 shares of our common stock through our employee stock purchase program.

We are required to maintain compliance with applicable Swiss laws with respect to our Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. We review on a regular basis whether Horizon Pharma AG is overindebted. As of June 30, 2014, Horizon Pharma AG was not overindebted. Because, however, Horizon Pharma AG has previously been overindebted, including at December 31, 2013, we will continue to monitor and review Horizon Pharma AG’s financial position and, as necessary, will address any overindebtedness until such time as Horizon Pharma AG generates positive income at a statutory level, which could require us to have cash at Horizon Pharma AG in excess of its near term operating needs and could affect our ability to have sufficient cash to meet our near term operating needs. As of June 30, 2014 and December 31, 2013, Horizon Pharma AG had cash and cash equivalents of $6,050 and $3,476, respectively. Based upon the cash and cash equivalents held by Horizon Pharma AG as of June 30, 2014 and December 31, 2013, we do not expect that our financial position or results of operations will be materially affected by any need to address overindebtedness at Horizon Pharma AG. To date, the overindebtedness of Horizon Pharma AG has not resulted in the need to divert material cash resources from our U.S. subsidiary.

The following table provides a summary of our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Cash and cash equivalents	$128,851	$69,340
Cash provided by (used in):
Operating activities	16,004	(33,668)
Investing activities	(1,037)	(345)
Financing activities	33,418	(735)

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June 30, 2014, net cash provided by operating activities was $16,004 compared to net cash used in operating activities of $33,668 during the six months ended June 30, 2013. The increase in net cash provided by operating activities was primarily attributable to higher cash collections from accounts receivable balances as a result of an increase in product sales, partially offset by higher cash outlays for trade payables, contractual allowances and government rebates and chargebacks in addition to transaction related costs in the current year.

Investing Cash Flows

During the six months ended June 30, 2014 and 2013, net cash flows used in investing activities was $1,037 and $345, respectively. The increase in net cash used in investing activities during the six months ended June 30, 2014 was associated with capital expenditures related to purchases of computers and related equipment in connection with the expansion of our field sales force.

Financing Cash Flows

During the six months ended June 30, 2014, net cash provided by financing activities was $33,418 compared to net cash used in financing activities of $735 during the six months ended June 30, 2013. The increase in net cash provided by financing activities during the six months ended June 30, 2014 was primarily attributable to proceeds received from the exercise of common stock warrants. During the six months ended June 30, 2014, we received proceeds of $31,174 in connection with the exercise of warrants to purchase 7,390,882 shares of our common stock. Additionally, we received $1,595 in proceeds in connection with the exercise of stock options to purchase 533,301 shares of our common stock and received proceeds of $649 in connection with the purchase of 264,110 shares of our common stock through our employee stock purchase program.

Contractual Obligations

During the three months ended June 30, 2014, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except for our entry into the following commitments described below.

On June 17, 2014, we entered into the Senior Secured Credit Facility, pursuant to which we are required to pay a ticking fee to the lenders. The ticking fee begins accruing 31 days following the effective date of the Senior Secured Credit Facility and bears a fee in an amount equal to 4% per annum of the lenders’ commitments of $300,000 under the Senior Secured Credit Facility, which rate increases to 8% per annum on the date that is 61 days following the effective date of the Senior Secured Credit Facility. We also paid Deerfield a commitment fee of $5,000 upon execution of the Commitment Letter. The Company allowed the Commitment Letter to expire in accordance with its terms on June 30, 2014.

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

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. For the six months ended June 30, 2014 and for the twelve months ended December 31, 2013, our top five customers, AmerisourceBergen, McKesson Corporation, Cardinal Health, Inc., Mundipharma and Rochester Drug Company, accounted for approximately 89% of total consolidated gross sales.

In addition, four customers, McKesson Corporation, AmerisourceBergen, Rochester Drug Company and Cardinal Health, Inc., accounted for approximately 95% of our total outstanding accounts receivable balances at June 30, 2014. As of December 31, 2013, McKesson Corporation, AmerisourceBergen, Rochester Drug Company and Cardinal Health, Inc. accounted for approximately 85% of our total outstanding accounts receivable balances. Historically, we have not experienced any losses related to our accounts receivable balances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 15, 2012, we received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc. advising that Par Pharmaceutical, Inc. had filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. In March 2012, we filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc., collectively Par, for filing an ANDA against DUEXIS and seeking an injunction to prevent the approval of Par’s ANDA and/or prevent Par from selling a generic version of DUEXIS. In January 2013, we filed a second suit against Par in the United States District Court for the District of Delaware claiming patent infringement of additional patents that have been issued for DUEXIS and seeking an injunction to prevent the approval of Par’s ANDA and/or prevent Par from selling a generic version of DUEXIS.

On August 21, 2013, we entered into a settlement agreement, or Par settlement agreement, and license agreement, or Par license agreement, with Par relating to its patent infringement litigation. The Par settlement agreement provides for a full settlement and release by both us and Par of all claims that were or could have been asserted in the litigation and that arise out of the specific patent issues that were the subject of the litigation, including all resulting damages or other remedies.

Under the Par license agreement, we granted Par a non-exclusive license (that is only royalty-bearing in some circumstances) to manufacture and commercialize Par’s generic version of DUEXIS in the United States after the generic entry date and to take steps necessary to develop inventory of, and obtain regulatory approval for, but not commercialize, Par’s generic version of DUEXIS prior to the generic entry date, collectively, the License. The License covers all patents owned or controlled by us during the term of the Par license agreement that would, absent the License, be infringed by the manufacture, use, sale, offer for sale, or importation of Par’s generic version of DUEXIS in the United States. Unless terminated sooner pursuant to the terms of the Par license agreement, the License will continue until the last to expire of the licensed patents and/or applicable periods of regulatory exclusivity.

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

We may terminate the Par license agreement if Par commits a material breach of the agreement that is not cured or curable within 30 days after we provide notice of the breach. We may also terminate the Par license agreement immediately if Par or any of its affiliates initiate certain challenges to the validity or enforceability of any of the licensed patents or their foreign equivalents. In addition, the Par license agreement will terminate automatically upon termination of the Par settlement agreement.

On July 15, 2013, we received a Paragraph IV Patent Certification from Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc., or Watson, advising that Watson had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On August 26, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Watson, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc., collectively WLF, seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124 and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or invalid. The Court has not yet set a trial date for the WLF action.

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

Currently, patent litigation is pending against five generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the District of New Jersey and are grouped in three sets: (i) Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s; Lupin Pharmaceuticals Inc., or Lupin; Anchen Pharmaceuticals Inc., or Anchen, and collectively, the DRL cases; (ii) Mylan Laboratories Limited, or the Mylan cases; and (iii) Watson Pharma, Inc., or the Watson cases. We understand that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen VIMOVO patents, which are still the subject of patent litigations. As part of our acquisition of the U.S. rights to VIMOVO, we have taken over and are responsible for the patent litigations that include the Pozen patents licensed to us under the Pozen license agreement.

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

Our current business plan is highly dependent upon our ability to successfully execute on our sales and marketing strategy for the commercialization of DUEXIS, VIMOVO and RAYOS/LODOTRA. If we are unable to successfully execute on our sales and marketing strategy, we may not be able to generate significant product revenues or execute on our business plan.*

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercialization of DUEXIS, VIMOVO and RAYOS in the U.S. market. We may not be able to successfully commercialize DUEXIS, VIMOVO or RAYOS in the United States. Prior to our commercial launch of DUEXIS in the United States in December 2011, we did not have any experience commercializing pharmaceutical products on our own. LODOTRA was commercially launched in Europe by our exclusive distribution partners Merck Serono and Mundipharma. In order to commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Although we have expanded our sales force to approximately 310 sales representatives in connection with our November 2013 acquisition of the U.S. rights to VIMOVO, we currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market these products and any additional products we may acquire or in-license will be expensive and time-consuming and could delay any product launch or our success in assuming commercialization for VIMOVO in the United States. Nor can we be certain that we will be able to continue to successfully develop this capability.

As a result of the evolving role of various constituents in the prescription decision making process, we adjusted the profile of the sales representatives we hire from those with traditional pharmaceutical sales experience to those with successful business to business experience. For example, we have faced challenges due to pharmacists increasingly switching a patient’s intended prescription from DUEXIS and VIMOVO to a generic or over the counter brand of their active ingredients. We have faced similar challenges for RAYOS with respect to generic brands. While we believe the new profile of our representatives is better suited for this evolving environment, we cannot be certain that our representatives will be able to successfully protect DUEXIS, VIMOVO and RAYOS prescriptions or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel. To the extent we rely on additional third parties to commercialize any approved products, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts. In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization, we would not be able to commercialize our product candidates and execute on our business plan.

Another key part of our commercial strategy is to drive prescriptions through our Prescriptions-Made-Easy, or PME, specialty pharmacy program. Through this program, physicians can have their patients’ prescriptions for our products filled automatically, with the product shipped directly to the patient. Prescriptions that are filled through our PME program are therefore not subject to the efforts of traditional pharmacies to switch a physician’s prescription of our products to a generic or over the counter brand. We expect that continued adoption of our PME program by physicians will be important to our ability to gain market share for our products as pressure from healthcare payors and pharmacy benefit managers, or PBMs, to use cheaper generic or over the counter brands instead of branded products increases. For example, two of the largest PBMs, which we estimate to currently control approximately 20% to 30% of prescriptions for DUEXIS and VIMOVO, are expected to place DUEXIS and VIMOVO on their exclusion lists beginning in 2015. Additional healthcare plans, including those that contract with these PBMs but use different formularies, may also choose to exclude our products from their formularies. To the extent we are unable to re-direct prescriptions currently filled through traditional pharmacies, including those associated with/controlled by these PBMs, to our PME program, we may experience a significant decline in DUEXIS and VIMOVO prescriptions as a result of formulary exclusions. Our ability to increase adoption of our PME program will depend on physician awareness and comfort with the program, and we have limited ability to influence whether physicians use our PME program to prescribe our products. If we are unable to increase adoption of our PME program for filling prescriptions of our products, our ability to maintain or increase prescriptions for our products will be impaired. In addition, we depend on a limited number of PME pharmacies to fulfill patient prescriptions under the PME program. The commercialization of our product and our operating results could be affected by any adverse events at any of those PME pharmacies. In addition, if any of the PME pharmacies terminates our contract or if we cannot renew the contract on favorable terms, our business, results of operations, financial condition and cash flows could be materially adversely affected.

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

Our future prospects are highly dependent on the success of DUEXIS, VIMOVO and RAYOS/LODOTRA, and we may not be able to successfully commercialize these products. Failure to do so would adversely impact our financial condition and prospects.*

A substantial majority of our resources are focused on the commercialization of DUEXIS, VIMOVO and RAYOS in the United States. Our ability to generate significant product revenues and to achieve commercial success in the near term will initially depend almost entirely on our ability to successfully commercialize DUEXIS, VIMOVO and RAYOS in the United States. DUEXIS has been approved for marketing in the UK but is not yet approved in any other countries in Europe and therefore, unless we obtain regulatory approval in other countries, DUEXIS may not be commercialized to any significant extent outside of the United States. Even if DUEXIS is approved in other European countries, we do not expect the opportunity in Europe to be material to our business given the current state of the market in Europe for pain products and the revenue being generated by existing branded NSAIDs in Europe. Following our acquisition of the U.S. rights to VIMOVO in November 2013, our strategy has included bringing VIMOVO’s pricing in-line with DUEXIS and thereby significantly increasing the value realized per prescription. While we have recently employed a similar strategy for DUEXIS, we cannot guarantee a similar result for VIMOVO, including due to the past declines in VIMOVO prescriptions prior to 2014 and our need to re-negotiate managed care contracts for VIMOVO, or that the strategy will continue to be effective generally, due to negative reactions to price increases or otherwise. Our initial strategy for RAYOS is to solely focus on the rheumatology indications approved for RAYOS where our Phase 3 clinical trial data supports our commercial plans. We initially launched RAYOS in the United States to a subset of rheumatologists in the fourth quarter of 2012, and the full launch to the majority of U.S. rheumatologists and key primary care physicians occurred in late January 2013. Although LODOTRA is approved for marketing in more than 30 countries outside the United States, to date it has only been marketed in a limited number of countries. While we anticipate that LODOTRA will be marketed in additional countries as our distribution partner, Mundipharma, formulates its reimbursement strategy, the ability to market LODOTRA in additional countries will depend on Mundipharma’s ability to obtain reimbursement approvals in these countries. Even if we obtain additional marketing and reimbursement approvals, our product revenues in Europe are entirely dependent upon the marketing efforts of our exclusive distribution partner, over which we have no control. Before we can market and sell these products in a particular jurisdiction, we need to obtain necessary regulatory approvals (from the FDA in the United States and from similar foreign regulatory agencies in other jurisdictions) and in some jurisdictions, reimbursement authorization. There are no guarantees that we or our commercialization partners will obtain any additional regulatory approvals for our products. Even if we or our commercialization partners obtain additional regulatory approvals, we may never generate significant revenues from any commercial sales of our products. If we fail to successfully commercialize DUEXIS, VIMOVO or RAYOS, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

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

To market any drugs outside of the United States, we and current or future collaborators must comply with numerous and varying regulatory and compliance related requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods, including obtaining reimbursement and pricing approval in select markets. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

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

Our limited history of commercial operations makes evaluating our business and future prospects difficult, and may increase the risk of any investment in our common stock.*

Following our acquisition of the U.S. rights to VIMOVO in November 2013, we have three products approved in the United States, one product with broad approval for commercial sale in Europe, and another product approved only for commercial sale in the UK thus far. RAYOS/LODOTRA has been approved in the United States and over 30 other countries, including Australia, Korea, Israel and select countries within Europe. However, we have a limited history of marketing LODOTRA through our distribution partners, and LODOTRA is not yet marketed in all of the countries where it has been approved. DUEXIS was approved in the United States on April 23, 2011, and in March 2013 we announced we were granted marketing authorization for DUEXIS in the UK, and we have generated limited revenues for DUEXIS to date. We began the commercial sale of RAYOS in the United States in the fourth quarter of 2012 and the commercial sale of VIMOVO in the United States in the first quarter of 2014. We face considerable risks and difficulties as a company with limited commercial operating history, particularly as a consolidated entity with operating subsidiaries that also have limited operating histories. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. Our limited commercial operating history, including our limited history commercializing VIMOVO, makes it particularly difficult for us to predict our future operating results and appropriately budget for our expenses. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. For example, we may underestimate the resources we will require to successfully commercialize VIMOVO or not realize the benefits we expect to derive from the acquisition.

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

In addition, we do not have the capability to package DUEXIS, VIMOVO, RAYOS/LODOTRA or any other product candidates for distribution. Consequently, we have entered into an agreement with Temmler Werke GmbH, or Temmler, for packaging of RAYOS/LODOTRA in certain European countries and in the United States, as well as any additional countries as may be agreed to by the parties. We intend to sell drug product finished and packaged by either Temmler or an alternate packager. At the end of 2012, Temmler was acquired by the Aenova Group. Valeant manufactures and supplies DUEXIS to us in final, packaged form for the United States as well as any additional countries as may be agreed to by the parties. During 2014, AstraZeneca is obligated to supply us VIMOVO in final, packaged form under a transition agreement and will work with us to transfer product packaging to Patheon. After 2014, we expect that Patheon will supply final, packaged VIMOVO product pursuant to the master manufacturing services and product agreement we executed in connection with our acquisition of the U.S. rights to VIMOVO.

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

We have experienced recent growth and have expanded the size of our organization substantially in connection with our acquisition of the U.S. rights to VIMOVO in November 2013, and we may experience difficulties in managing this growth.*

As of December 31, 2010, we employed 41 full-time employees as a consolidated entity. In anticipation of the commercial launch of DUEXIS, we hired 80 sales representatives during the period from September 2011 through October 2011. As of December 31, 2013 and June 30, 2014, we employed 304 and 436 full-time employees, respectively, as a consolidated entity. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our products, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

As our commercialization plans and strategies develop, we will need to continue recruiting and training sales and marketing personnel and expect to need to expand the size of our employee base for managerial, operational, financial and other resources. We may also need to further expand these capabilities, along with our field sales force size and capabilities, if we develop, acquire or in-license additional products, including the closing of our pending merger with Vidara Therapeutics International Ltd., or Vidara. Our ability to manage any future growth effectively may require us to do, among other things, the following:

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

Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities and towards managing these growth activities. In particular, our pending merger with Vidara has required significant attention of our management team, and we expect post-closing integration activities, including our transition to an Irish company, will continue to divert management attention away from day-to-day operating activities. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and our failure to effectively manage growth could have a material adverse effect on our business, results of operations, financial condition and prospects.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize our products in the United States will be harmed.*

As DUEXIS and RAYOS were not fully commercially launched in the United States until January 2012 and January 2013, respectively, and we did not begin commercializing VIMOVO in the United States until the first quarter of 2014, the members of our sales force have limited experience promoting any of our products. As a result, we are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense our products. In addition, we must train our sales force to ensure that a consistent and appropriate message about our products is being delivered to our potential customers. Our sales representatives may also experience challenges promoting multiple products when they call on physicians and their office staff, and our representatives may also be distracted from selling DUEXIS and RAYOS now that we are commercializing VIMOVO. This is particularly true with respect to DUEXIS, since VIMOVO is approved for similar indications and prescribed to similar patients, and prior to 2014 our sale representatives had previously been incentivized to increase DUEXIS market share at the expense of VIMOVO. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives. As a result of the managed care environment and pharmacies switching patient’s prescriptions to a generic or over the counter brand, we have had to adjust the profile of the sales representatives we hire from the traditional pharmaceutical representative to a representative with business to business experience that is focused on the total office call in order to protect the prescription the physician has written and ensure the patient receives what their doctor ordered, which includes driving adoption of our PME program. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of our products and their proper administration and label indication, as well as our PME program, our efforts to successfully commercialize our products could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

We face significant competition from other biotechnology and pharmaceutical companies, including those marketing generic products and our operating results will suffer if we fail to compete effectively.*

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and international markets, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors and we will have to find new ways to compete and may have to potentially merge with or acquire other businesses to stay competitive. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or in-licensing on an exclusive basis, products that are more effective and/or less costly than our products.

DUEXIS and VIMOVO face competition from Celebrex®, marketed by Pfizer, and several other branded NSAIDs. DUEXIS and VIMOVO also face significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers. Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS or VIMOVO. Legislation enacted in most states in the United States allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe DUEXIS or VIMOVO, those prescriptions may not result in sales. If we are unsuccessful in convincing physicians to complete prescriptions through our PME program or otherwise provide prescribing instructions prohibiting the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS or generic naproxen and branded Nexium (esomeprazole) as a substitute for VIMOVO, sales of DUEXIS and VIMOVO may suffer despite any success we may have in promoting DUEXIS or VIMOVO to physicians. In addition, other product candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known to us, may be developed and compete with DUEXIS or VIMOVO, respectively, in the future.

On February 15, 2012, we received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc. advising that Par Pharmaceutical, Inc. had filed an Abbreviated New Drug Application, or ANDA, with the FDA for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. We subsequently filed patent infringement lawsuits against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc., or collectively Par, relating to the ANDA and Par’s intention to market a generic version of DUEXIS. On August 21, 2013, we entered into a settlement agreement, or the Par settlement agreement, and license agreement, or the Par license agreement, with Par relating to its patent infringement litigation. The Par settlement agreement provides for a full settlement and release by both us and Par of all claims that were or could have been asserted in the litigation and that arise out of the specific patent issues that were the subject of the litigation, including all resulting damages or other remedies.

Under the Par license agreement, we granted Par a non-exclusive license (that is only royalty-bearing in some circumstances), or the License, to manufacture and commercialize Par’s generic version of DUEXIS in the United States after the generic entry date and to take steps necessary to develop inventory of, and obtain regulatory approval for, but not commercialize, Par’s generic version of DUEXIS prior to the generic entry date. The License covers all patents owned or controlled by us during the term of the Par license agreement that would, absent the License, be infringed by the manufacture, use, sale, offer for sale, or importation of Par’s generic version of DUEXIS in the United States. Unless terminated sooner pursuant to the terms of the Par license agreement, the License will continue until the last to expire of the licensed patents and/or applicable periods of regulatory exclusivity.

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

On July 15, 2013, we received a Paragraph IV Patent Certification from Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc., or Watson, advising that Watson had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On August 26, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Watson, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc., or collectively WLF, seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124 and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or invalid. The Court has not yet set a trial date for the WLF action.

On September 12, 2013, we received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc. advising that Par Pharmaceutical, Inc. had filed an ANDA with the FDA for a generic version of RAYOS containing up to 5 mg of prednisone. On October 22, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Par seeking an injunction to prevent the approval of the ANDA. The lawsuit alleged that Par had infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124 and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. On November 20, 2013, we were notified by counsel for Par that Par Pharmaceutical, Inc. had elected to withdraw its ANDA with the FDA for a generic version of RAYOS containing 2 mg and 5 mg of prednisone. On December 5, 2013, we entered into a Stipulation of Dismissal with Par Pharmaceutical, Inc. whereby Par Pharmaceutical, Inc. agreed to withdraw its application to market a generic version of RAYOS.

Currently, patent litigation is pending against five generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the District of New Jersey and are grouped in three sets: (i) Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s; Lupin Pharmaceuticals Inc., or Lupin; Anchen Pharmaceuticals Inc., or Anchen, and collectively, the DRL cases; (ii) Mylan Laboratories Limited, or the Mylan cases; and (iii) Watson Pharma, Inc., or the Watson cases. We understand that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen VIMOVO patents, which are still the subject of patent litigations. As part of our acquisition of the U.S. rights to VIMOVO, we have taken over and are responsible for the patent litigations that include the Pozen patents licensed to us under the Pozen license agreement.

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

A variety of risks associated with operating our business and marketing our products internationally could materially adversely affect our business.*

In addition to our U.S. operations, we have operations in Switzerland and Germany. Upon completing our pending merger with Vidara, the combined company will also have operations in Ireland and additional international subsidiaries. Moreover, LODOTRA is currently being marketed in a limited number of countries outside the United States, and Mundipharma is in the process of obtaining pricing and reimbursement approval for, and preparing to market, LODOTRA in other European countries, as well as in certain Asian, Latin American, Middle Eastern and African countries. Also, Grünenthal S.A. is in the registration process for the commercialization of DUEXIS in Latin America. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

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

If we fail to develop, acquire or in-license other product candidates or products, our business and prospects would be limited.*

A key element of our strategy is to develop, acquire or in-license and commercialize a portfolio of other product candidates in addition to DUEXIS, VIMOVO and RAYOS/LODOTRA, such as our addition of ACTIMMUNE pending our merger with Vidara. Because we do not have proprietary drug discovery technology, the success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire or in-license clinically enabled product candidates for the treatment of pain-related diseases, or for therapeutic indications that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring, licensing promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire or license suitable product candidates from third parties on terms acceptable to us, our business and prospects will be limited.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our Chairman, President and Chief Executive Officer, Timothy P. Walbert; our Executive Vice President and Chief Business Officer, Robert F. Carey; our Executive Vice President and Chief Financial Officer, Robert J. De Vaere; our Executive Vice President, Development, Manufacturing and Regulatory Affairs and Chief Medical Officer, Jeffrey W. Sherman, M.D.; our Executive Vice President and Chief Commercial Officer, Todd Smith; and our Executive Vice President, Finance (who will also become our Chief Financial Officer effective October 1, 2014), Paul W. Hoelscher. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide incentive stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

Despite our efforts to retain valuable employees, members of our management, sales and marketing, regulatory affairs, clinical affairs, medical affairs and development teams may terminate their employment with us on short notice. Although we have written employment arrangements with all of our employees, these employment arrangements generally provide for at-will employment, which means that our employees can leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior sales and marketing and scientific and medical personnel.

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

Coverage and reimbursement may not be available, or reimbursement may be available at only limited levels, for our products, which could make it difficult for us to sell our products profitably or to successfully execute planned product price increases.*

Market acceptance and sales of our products will depend in large part on global coverage and reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. Successful commercialization of our products will depend in part on the availability of governmental and third-party payer reimbursement for the cost of our products. Government health administration authorities, private health insurers and other organizations generally provide reimbursement for healthcare. In particular, in the United States, private health insurers and other third-party payers often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. These pressures may create negative reactions to any product price increases, or limit the amount by which we may be able to increase our product prices, which may adversely affect our product sales and results of operations. Even though we have contracts with PBMs, that does not guarantee that they will perform in accordance with the contracts, nor does it preclude them from taking adverse actions against us, which could materially adversely affect our operating results. For example, we were recently informed that two significant PBMs would be placing DUEXIS and VIMOVO on their exclusion lists beginning in 2015, which will result in a loss of reimbursement for patients’ whose healthcare plans have adopted these PBM lists. Additional healthcare plan formularies may also exclude our products from reimbursement due to the actions of these PBMs, future price increases we may implement, our use of co-pay programs, or other reasons. If our strategies to mitigate formulary exclusions are not effective, these events may reduce the likelihood that physicians prescribe our products and increase the likelihood that prescriptions for our products are not filled.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.*

We have a limited operating history. We have financed our operations primarily through equity and debt financings and the issuance of convertible notes and have incurred significant operating losses since our inception. We had net losses of $234.0 million for the six months ended June 30, 2014 and $149.0 million, $87.8 million and $113.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of June 30, 2014, we had an accumulated deficit of $691.1 million. We do not know whether or when we will become profitable. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Our losses have resulted principally from costs incurred in our development activities for our products and product candidates, commercialization activities related to our product launches and costs associated with derivative liability accounting. We anticipate that we will continue to incur operating losses until such time as the revenues we generate from the sale of our products are sufficient to cover our operating expenses.

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

•

commercialize DUEXIS, VIMOVO and RAYOS in the United States, including due to the substantial expansion of our sales force we completed in connection with our November 2013 acquisition of the U.S. rights to VIMOVO;

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

While we believe that our existing cash and cash equivalents at June 30, 2014 of $128.9 million, together with interest thereon, and borrowings available under our credit facilities will be sufficient to fund our operations to the point of generating positive cash flow based on our current expectations of continued revenue growth, we may need to raise additional funds if we choose to expand our commercialization or development efforts more rapidly than we presently anticipate, if we develop, acquire or in-license additional products or acquire companies, or if our revenues do not meet expectations.

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

On June 17, 2014, we entered into a credit agreement with a group of lenders to provide us with $300.0 million in financing, subject to the satisfaction of certain conditions, through a five-year senior secured credit facility, or the Senior Secured Credit Facility. Funding of the Senior Secured Credit Facility is expected to occur coincident with the closing of the proposed merger with Vidara and replaces the $250.0 million bridge loan commitment received from Deerfield Management Company, L.P. If we are unable to meet the conditions for funding under the Senior Secured Credit Facility, we may have to seek alternative acquisition financing to complete the merger with Vidara, which may not be available to us or available on favorable terms.

Even if we obtain requisite financing, our Swiss subsidiary, Horizon Pharma AG, is subject to Swiss laws regarding overindebtedness that require Horizon Pharma AG to maintain assets in excess of its liabilities. As of June 30, 2014, Horizon Pharma AG was not overindebted. Because, however, Horizon Pharma AG has previously been overindebted, including at December 31, 2013, we will continue to monitor and review Horizon Pharma AG’s financial position and, as necessary, will address any overindebtedness, which could require us to have cash at Horizon Pharma AG in excess of its near term operating needs and could affect our ability to have sufficient cash at our U.S. subsidiary to meet its near term operating needs.

Any of the above events could significantly harm our business, financial condition and prospects and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish intellectual property rights to our product candidates.*

We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, expected borrowings under the Senior Secured Credit Facility will introduce significant fixed payment obligations in the future as we become obligated to repay the debt, and the Senior Secured Credit Facility contains affirmative and negative covenants that restrict our ability to incur additional indebtedness, grant liens, make investments, engage in mergers or dispositions, prepay other indebtedness and issue dividends or other distributions. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

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

At June 30, 2014, we had $128.9 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2014, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

Changes in accounting rules or policies may affect our financial position and results of operations.*

U.S. generally accepted accounting principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, the consolidation of Horizon Pharma AG and Horizon Pharma USA, Inc. adds additional complexity to the application of U.S. generally accepted accounting principles and this complexity will be exacerbated if we complete the pending merger with Vidara and transition to an Irish company with multiple additional subsidiaries in different jurisdictions. Changes in the application of existing rules or guidance applicable to us or our wholly-owned subsidiaries could significantly affect our consolidated financial position and results of operations.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.*

In November 2013, we issued $150.0 million aggregate principal amount of 5.00% Convertible Senior Notes due 2018, or the Convertible Senior Notes, to investors pursuant to note purchase agreements with such investors. As of June 30, 2014, all $150.0 million principal amount of the Convertible Senior Notes remained outstanding. We also expect to substantially increase our overall indebtedness to finance our proposed merger transaction with Vidara. On June 17, 2014, we entered into the Senior Secured Credit Facility to provide us with $300.0 million in financing, subject to the satisfaction of certain conditions, through a five-year period. Subject to certain customary closing conditions, funding of the Senior Secured Credit Facility is expected to occur coincident with the closing of the proposed acquisition of Vidara. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Senior Notes and future borrowings under the Senior Secured Credit Facility, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We have incurred substantial debt and expect to incur a substantial amount of additional debt in connection with the Merger, which could impair our flexibility and access to capital and adversely affect our financial position.*

As of June 30, 2014, we had approximately $150.0 million in debt outstanding in respect of our Convertible Senior Notes. In connection with the Merger, we expect to incur an additional $300.0 million of secured debt under the Senior Secured Credit Facility. Our debt may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control. If we do not have sufficient funds to meet our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we may be able to do in a timely manner or at all.

Covenants imposed by the Senior Secured Credit Facility restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected.*

The Senior Secured Credit Facility provides for (i) a committed five-year $300 million term loan facility, the proceeds of which shall be used to effect the transactions contemplated by the Merger Agreement, to pay fees and expenses in connection therewith and for general corporate purposes; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans under the Senior Secured Credit Facility. The Senior Secured Credit Facility imposes various covenants that will limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•	issue redeemable preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans, investments, acquisitions (including acquisitions of exclusive licenses) and capital expenditures;

•	enter into agreements that restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	enter into certain transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

The covenants imposed by the Senior Secured Credit Facility could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may otherwise be presented to us. Our failure to comply with any of the covenants could result in a default under the credit agreement, which could permit the administrative agent to, or permit the required lenders to cause the administrative agent to, declare all or part of any outstanding loans to be immediately due and payable or to exercise any remedies provided to the administrative agent, including proceeding against the collateral granted to secure our obligations under the Senior Secured Credit Facility. An event of default under the Senior Secured Credit Facility could also lead to an event of default under the terms of our Convertible Senior Notes. Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.

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

On August 21, 2013, we entered into the Par settlement agreement and Par license agreement with Par relating to its patent infringement litigation. The Par settlement agreement provides for a full settlement and release by both us and Par of all claims that were or could have been asserted in the litigation and that arise out of the specific patent issues that were the subject of the litigation, including all resulting damages or other remedies.

Under the Par license agreement, we granted Par a non-exclusive license (that is only royalty-bearing in some circumstances) to manufacture and commercialize Par’s generic version of DUEXIS in the United States after the generic entry date and to take steps necessary to develop inventory of, and obtain regulatory approval for, but not commercialize, Par’s generic version of DUEXIS prior to the generic entry date or the License. The License covers all patents owned or controlled by us during the term of the Par license agreement that would, absent the License, be infringed by the manufacture, use, sale, offer for sale, or importation of Par’s generic version of DUEXIS in the United States. Unless terminated sooner pursuant to the terms of the Par license agreement, the License will continue until the last to expire of the licensed patents and/or applicable periods of regulatory exclusivity.

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

On July 15, 2013, we received a Paragraph IV Patent Certification from Watson advising that Watson had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On August 26, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against WLF seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124, and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg, and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or invalid. The Court has not yet set a trial date for the WLF action.

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

Currently, patent litigation is pending against five generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the District of New Jersey and are grouped in three sets: (i) Dr. Reddy’s; Lupin; Anchen (or collectively, the DRL cases); (ii) the Mylan cases; and (iii) the Watson cases. We understand that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen VIMOVO patents, which are still the subject of patent litigations. As part of our acquisition of the U.S. rights to VIMOVO, we have taken over and are responsible for the patent litigations that include the Pozen patents licensed to us under the Pozen license agreement.

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

We intend to vigorously defend our intellectual property rights relating to DUEXIS, VIMOVO and RAYOS, but we cannot predict the outcome of the WLF matter related to RAYOS or the DRL cases, the Mylan cases, or the Watson cases related to VIMOVO. Any adverse outcome in these matters or any new generic challenges that may arise could result in one or more generic versions of DUEXIS, VIMOVO and/or RAYOS being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of DUEXIS, VIMOVO and/or RAYOS and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

Our officers, directors and funds affiliated with our directors own a significant percentage of our stock and will be able to influence matters subject to stockholder approval.*

Our officers, directors and funds affiliated with our directors held in the aggregate approximately 12% of our outstanding voting stock as of June 30, 2014. Therefore, these stockholders have the ability to influence us through this ownership position, including through matters requiring stockholder approval. For example, these stockholders may be able to influence the elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction, such as the proposed merger with Vidara. This may discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

In August 2012, we entered into a sales agreement with Cowen pursuant to which we may sell common stock in ATM offerings under our registration statement on Form S-3, which became effective on August 9, 2012. As of June 30, 2014, Cowen had sold a cumulative total of 2,448,575 shares of our common stock with gross proceeds to us of $6.2 million.

Pursuant to our 2011 equity incentive plan, or 2011 EIP, our board of directors is authorized to grant stock options to our employees, directors and consultants. On June 27, 2014, the 2011 EIP was amended to, among other things, increase the aggregate number of shares authorized for issuance under the plan by an additional 10,000,000 shares. In addition, our board of directors may grant or provide for the grant of rights to purchase shares of our common stock pursuant to the terms of the 2011 employee stock purchase plan, or 2011 ESPP. The number of shares of our common stock reserved for issuance under the 2011 ESPP automatically increases on January 1 of each year by an amount equal to the lesser of 4% of our capital stock outstanding as of December 31 of the preceding calendar year or 1,053,074, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We completed the following issuances of unregistered securities during the six months ended June 30, 2014:

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

•

In April 2014, we issued 242,857 shares of common stock to Deutsche Bank Securities, Inc. upon the cash exercise of a warrant and we received proceeds of $1,109,856.49 representing the aggregate exercise price of such warrant.

•

In April 2014, we issued 607,143 shares of common stock to Alyeska Investment Group upon the cash exercise of a warrant and we received proceeds of $2,774,643.51 representing the aggregate exercise price of such warrant.

•

In April 2014, we issued 285,714 shares of common stock to CD Ventures upon the cash exercise of a warrant and we received proceeds of $1,305,712.98 representing the aggregate exercise price of such warrant.

•

In April 2014, we issued 48,325 shares of common stock to CBI GmbH upon the cash exercise of a warrant and we received proceeds of $208,184.10 representing the aggregate exercise price of such warrant.

•

In April 2014, we issued 48,325 shares of common stock to ANMA GmbH upon the cash exercise of a warrant and we received proceeds of $208,184.10 representing the aggregate exercise price of such warrant.

•	In April 2014, we issued 38,602 shares of common stock to EkG Verwaltungs GmbH upon the cashless exercise of a warrant to purchase an aggregate of 55,229 shares of common stock.

•

In April 2014, we issued 276,147 shares of common stock to CD Ventures GmbH upon the cash exercise of a warrant and we received proceeds of $1,189,641.28 representing the aggregate exercise price of such warrant.

•	In April 2014, we issued 260,351 shares of common stock to Fidelity upon the cashless exercise of a warrant to purchase an aggregate of 383,522 shares of common stock.

•

In May 2014, we issued 25,000 shares of common stock to Monashee Investment Management LLC upon the cash exercise of a warrant and we received proceeds of $114,250 representing the aggregate exercise price of such warrant.

•	In May 2014, we issued 213,032 shares of common stock to Fidelity and its affiliates upon the cashless exercise of a warrant to purchase an aggregate of 342,566 shares of common stock.

•	In May 2014, we issued 220 shares of common stock to PHCV Grantor Trust upon the cashless exercise of a warrant to purchase an aggregate of 1,565 shares of common stock.

•

In June 2014, we issued 148,750 shares of common stock to Cranshire Capital Master Fund, LTD. upon the cash exercise of a warrant and we received proceeds of $679,787.50 representing the aggregate exercise price of such warrant.

•

In June 2014, we issued 8,750 shares of common stock to Equitec Specialists upon the cash exercise of a warrant and we received proceeds of $39,987.50 representing the aggregate exercise price of such warrant.

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

HORIZON PHARMA, INC.

Date: August 7, 2014	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Robert J. De Vaere
Robert J. De Vaere
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(6)	First Amendment to Transaction Agreement and Plan of Merger, dated June 12, 2014, by and between Horizon Pharma, Inc. and Vidara Therapeutics Holdings LLC.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(2)	Form of Warrant issued by Horizon Pharma, Inc. to bridge financing investors.

4.3(2)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Comerica Bank.

4.4(2)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Hercules Technology Growth Capital, Inc.

4.5(2)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Comerica Bank.

4.6(2)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Hercules Technology Growth Capital, Inc.

4.7(2)	Warrant issued by Horizon Pharma, Inc. on April 1, 2010 to Silicon Valley Bank.

4.8(2)	Investors’ Rights Agreement, dated April 1, 2010, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.9(2)	Form of Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Oxford Finance LLC.

4.10(2)	Warrant issued by Horizon Pharma, Inc. on June 2, 2011 to Silicon Valley Bank.

4.11(2)	Conversion and Amendment Agreement, dated June 16, 2011, by and among Horizon Pharma, Inc. and certain of its stockholders.

4.12(3)	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.13(3)	Amendment to Investors’ Rights Agreement, dated February 22, 2012.

4.14(4)	Form of Warrant issued in Public Offering of Units.

4.15(5)	Indenture, dated as of November 22, 2013, by and between Horizon Pharma, Inc. and U.S. Bank National Association.

4.16(5)	Form of 5.00% Convertible Senior Note due 2018.

10.1+(6)	Executive Employment and Transition Agreement, dated June 17, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Robert J. De Vaere.

10.2+(6)	Executive Employment Agreement, dated June 17, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Paul W. Hoelscher.

10.3(7)	Credit Agreement, dated June 17, 2014, by and among Horizon Pharma, Inc., as initial signatory, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.

10.4+	Amended and Restated Non-Employee Director Compensation Policy.

10.5*	Third Amendment to Lease, dated June 30, 2014, by and between Horizon Pharma USA, Inc. and Long Ridge Office Portfolio, L.P.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Exhibit Number	Description of Document

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on August 2, 2011.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended.
(3)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(4)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.
(5)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on November 25, 2013.
(6)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014.
(7)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 19, 2014.