Form 10-K
period 2014-12-31
Horizon Pharma plc
filed 2015-02-27
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-35238

HORIZON PHARMA PUBLIC LIMITED COMPANY

(Exact name of Registrant as specified in its charter)

Ireland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Connaught House, 1st Floor 1 Burlington Road, Dublin 4, Ireland	Not Applicable
(Address of principal executive offices)	(zip code)

011 353 1 772 2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary shares, nominal value $0.0001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting ordinary shares held by non-affiliates of the registrant, based upon the $15.82 per share closing sale price of the registrant’s ordinary shares on June 30, 2014 (the last business day of the registrant’s most recently completed second quarter), was approximately $1.0 billion. Solely for purposes of this calculation, the registrant’s directors and executive officers and holders of 10% or more of the registrant’s outstanding ordinary shares have been assumed to be affiliates and an aggregate of 9,164,811 shares of the registrant’s voting ordinary shares held by such persons on June 30, 2014 are not included in this calculation.

As of February 20, 2015, the registrant had outstanding 125,100,210 ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of Annual Report on this Form 10-K.

HORIZON PHARMA PLC

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2014

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” — that is, statements related to future, not past, events — as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to successfully execute our sales and marketing strategy, including continuing to successfully recruit and retain sales and marketing personnel in the United States and to successfully build the market for our products in the United States; whether we will be able to realize the expected benefits of strategic transactions, such as our merger with Vidara Therapeutics International Public Limited Company and our acquisition of the U.S. rights to PENNSAID 2%, including whether and when such transactions will be accretive to our net income; the rate and degree of market acceptance of, and our ability and our distribution and marketing partners’ ability to obtain coverage and adequate reimbursement for, any approved products; our ability to maintain regulatory approvals for our products; our need for and ability to obtain additional financing; the accuracy of our estimates regarding expenses, future revenues and time to profitability; our ability to successfully execute our strategy to develop, acquire or in-license additional products or acquire companies; our ability to manage our anticipated future growth; the ability of our products to compete with generic products, especially those representing the active pharmaceutical ingredients in our products as well as new products that may be developed by our competitors; our ability and our distribution and marketing partners’ ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products and product candidates; the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control; our ability to obtain and maintain intellectual property protection for our products; our ability to defend our intellectual property rights with respect to our products; our ability to operate our business without infringing the intellectual property rights of others; the loss of key commercial or management personnel; regulatory developments in the United States and other countries; and other risks detailed below in Part I — Item 1A. “Risk Factors.”

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 1. Business

Merger with Vidara

On September 19, 2014, the businesses of Horizon Pharma, Inc., or HPI, and Vidara Therapeutics International Public Limited Company, or Vidara, were combined in a merger transaction, or the Merger, accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with HPI treated as the acquiring company in the Merger for accounting purposes. As part of the Merger, a wholly-owned subsidiary of Vidara merged with and into HPI, with HPI surviving the Merger as a wholly-owned subsidiary of Vidara and Vidara changed its name to Horizon Pharma plc, or New Horizon. Upon the consummation of the Merger, the historical financial statements of HPI became our historical financial statements. As a result of the Merger, we are organized under the laws of Ireland.

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “New Horizon”, “we”, “us” and “our” refer to Horizon Pharma plc and its consolidated subsidiaries, including its predecessor,

HPI. All references to “Vidara” are references to Horizon Pharma plc (formerly known as Vidara Therapeutics International Public Limited Company) and its consolidated subsidiaries prior to the effective time of the Merger on September 19, 2014. The disclosures in this report relating to the pre-Merger business of Horizon Pharma plc, unless noted as being the business of Vidara prior to the Merger, pertain to the business of HPI prior to the Merger.

Overview

We are a specialty biopharmaceutical company focused on improving patients’ lives by identifying, developing, acquiring or in-licensing and commercializing differentiated products that address unmet medical needs. We market a portfolio of products in arthritis, inflammation and orphan diseases. Our U.S. marketed products are ACTIMMUNE® (interferon gamma-1b), DUEXIS® (ibuprofen/famotidine), PENNSAID® (diclofenac sodium topical solution) 2% w/w, RAYOS® (prednisone) delayed-release tablets and VIMOVO® (naproxen/esomeprazole magnesium). We developed DUEXIS and RAYOS, acquired the U.S. rights to VIMOVO from AstraZeneca AB, or AstraZeneca, in November 2013, acquired the U.S. rights to ACTIMMUNE as a result of the Merger and acquired the U.S. rights to PENNSAID 2% from Nuvo Research Inc., or Nuvo, in October 2014. We market our products in the United States through our field sales force of approximately 375 representatives. Our strategy is to utilize the commercial strength and infrastructure we have established in creating a fully-integrated U.S.-focused specialty biopharmaceutical company to continue the successful commercialization of our existing product portfolio while also expanding and leveraging these capabilities further.

On April 23, 2011, the U.S. Food and Drug Administration, or FDA, approved DUEXIS, a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis, or RA, osteoarthritis, or OA, and to decrease the risk of developing upper gastrointestinal, or GI, ulcers in patients who are taking ibuprofen for these indications. We began marketing DUEXIS to physicians in December 2011. In June 2012, we licensed DUEXIS rights in Latin America to Grünenthal S.A., a private company focused on the marketing of pain products.

Our second approved product in the United States, RAYOS, known as LODOTRA® outside the United States, is a proprietary delayed-release formulation of low-dose prednisone approved originally in Europe for the treatment of moderate to severe, active RA in adults, particularly when accompanied by morning stiffness. On July 26, 2012, the FDA approved RAYOS for the treatment of RA, polymyalgia rheumatica, or PMR, psoriatic arthritis, or PsA, ankylosing spondylitis, or AS, asthma and chronic obstructive pulmonary disease, or COPD, and a number of other conditions. We have been focusing our promotion of RAYOS in the United States on rheumatology indications, including RA and PMR, and currently are broadening the marketing efforts for RAYOS into multiple other indications. We began marketing RAYOS to a subset of U.S. rheumatologists in December 2012 and began the full launch in late January 2013 to the majority of U.S. rheumatologists and key primary care physicians. LODOTRA is currently marketed outside the United States, excluding Japan and Canada, by our distribution partner, Mundipharma International Corporation Limited, or Mundipharma.

On November 18, 2013, we entered into agreements with AstraZeneca pursuant to which we acquired from AstraZeneca and its affiliates certain intellectual property and other assets, and assumed from AstraZeneca and its affiliates certain liabilities, each with respect to VIMOVO, and obtained rights to develop other pharmaceutical products that contain gastroprotective agents in a single fixed combination oral solid dosage form with nonsteroidal anti-inflammatory drugs, or NSAIDs, in the United States. VIMOVO is a proprietary, fixed-dose, multi-layer, delayed-release tablet combining an enteric-coated naproxen, an NSAID, core and an immediate-release esomeprazole, a proton pump inhibitor, or PPI, layer surrounding the core. VIMOVO was originally developed by Pozen Inc., or Pozen, together with AstraZeneca pursuant to an exclusive global collaboration and license agreement. On April 30, 2010, the FDA approved VIMOVO for the relief of the signs and symptoms of OA, RA and AS and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID associated gastric ulcers.

We announced the availability of Horizon-labeled VIMOVO on January 2, 2014, at which time we also began marketing VIMOVO with our primary care sales force.

On September 19, 2014, as a result of the Merger, we began marketing ACTIMMUNE, a bioengineered form of interferon gamma-1b, a protein that acts as a biologic response modifier. In the United States ACTIMMUNE is approved by the FDA for use in children and adults with chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO. ACTIMMUNE is indicated for reducing the frequency and severity of serious infections associated with CGD and for delaying time to disease progression in patients with SMO. We also plan to study ACTIMMUNE for potential additional indications, and the FDA has agreed to the primary endpoint for a Phase 3 study that will evaluate ACTIMMUNE in the treatment of Friedreich’s Ataxia, or FA. In February 2015, we submitted an IND application and anticipate the Phase 3 clinical study related to FA will begin enrolling patients in the second quarter of 2015.

On October 17, 2014, we acquired the U.S. rights to PENNSAID 2% from Nuvo for $45.0 million in cash. PENNSAID 2% is approved in the United States for the treatment of the pain of OA of the knee(s). As part of the acquisition, we entered into an exclusive eight-year supply agreement with Nuvo under which Nuvo will supply us product. We began marketing PENNSAID 2% in January 2015. In connection with our PENNSAID 2% acquisition, we expanded our primary care sales force by 75 additional representatives. Our primary care representatives are now marketing DUEXIS, PENNSAID 2% and VIMOVO.

Another key part of our commercial strategy is to encourage physicians to have their patients agree to fill prescriptions through our Prescriptions-Made-Easy, or PME, specialty pharmacy program, which enables uninsured or commercially insured patients’ enhanced access to our products by providing financial assistance to reduce eligible patients’ out of pocket costs for prescriptions filled via a PME-participating mail order pharmacy. Through PME, prescriptions for our products are filled by designated mail order specialty pharamacies, with the product shipped directly to the patient. Because the patient out of pocket cost for our products when dispensed through the PME program may be significantly lower than such costs when our products are dispensed outside of the PME program, prescriptions filled through our PME program are therefore less likely to be subject to the efforts of traditional pharmacies to switch a physician’s intended prescription of our products to a generic or over the counter brand. We expect that continued adoption of our PME program by physicians will be important to our ability to gain market share for our products as pressure from healthcare payors and PBMs, to use less expensive generic or over the counter brands instead of branded products increases. We believe the continued expansion of our PME program will allow us to largely mitigate the potential impact of our products being placed on the exclusion lists implemented by PBMs.

Our principal executive offices are located at Connaught House, 1st Floor, 1 Burlington Road, Dublin 4, Ireland and our telephone number is +011 353 1 772 2100. Our website address is www.horizonpharma.com. The information contained in or that can be accessed through our website is not part of this report.

“Horizon Pharma,” “Horizon Therapeutics,” a stylized letter “H,” “ACTIMMUNE,” “DUEXIS,” “LODOTRA,” “PENNSAID 2%,” “RAYOS,” and “VIMOVO” are registered trademarks in the United States and/or certain other countries. This report also includes references to trademarks and service marks of other entities and those trademarks and service marks are the property of their respective owners.

Our Strategy

Our strategy is to utilize the commercial strength and infrastructure we have established in creating a fully-integrated U.S.-focused specialty biopharmaceutical company to continue the successful commercialization of our existing product portfolio while also expanding and leveraging these capabilities by identifying, developing, acquiring or in-licensing and commercializing additional differentiated products that address unmet medical needs. We have entered into licensing or additional distribution arrangements for the commercialization of our products outside the United States, such as our relationship with Mundipharma for the commercialization of LODOTRA outside of the United States, excluding Japan and Canada, and our relationship with Grünenthal for the commercialization of DUEXIS in Latin America.

Our Products

We believe that our products address unmet therapeutic needs in arthritis, pain, inflammatory and/or orphan diseases and provide significant advantages over existing therapies.

Our current product portfolio consists of the following:

Products	Disease	Phase of Development	Marketing Rights	Territory
ACTIMMUNE	CGD and SMO	FDA approved CGD on February 25, 1999 and SMO on February 10, 2000	Horizon Pharma	United States and selected foreign countries

	FA	Phase 3	Horizon Pharma	United States

DUEXIS	Signs and symptoms of OA and RA	FDA approved on April 23, 2011; UK National Marketing Authorization approved on March 6, 2013	Horizon Pharma	Worldwide excluding Latin America

PENNSAID 2%	Pain of OA of the knee(s)	FDA approved January 16, 2014	Horizon Pharma	United States

RAYOS/LODOTRA	RA, multiple other indications	FDA approved July 26, 2012, approved and marketed in Europe and certain Asian and other countries	Horizon Pharma	Worldwide, excluding Europe, certain Asian, Latin American, Middle East, North African, and other countries

			Mundipharma	Europe, certain Asian, Latin American, Middle East, North African, and other countries

VIMOVO	Signs and symptoms of OA, RA and AS	FDA approved April 30, 2010	Horizon Pharma	United States

PAIN AND ARTHRITIS

Markets for Our Products

Pain is a serious and costly public health concern. In 2010, the U.S. National Center for Health Statistics reported that approximately 30% of U.S. adults 18 years of age and over reported recent symptoms of pain, aching or swelling around a joint within the past 30 days.

Some of the most common and debilitating chronic inflammation and pain-related diseases are OA, RA and acute and chronic pain. According to National Health Interview Survey data analyzed by the U.S. Centers for Disease Control and Prevention, from 2010-2012, 52.5 million U.S. adults 18 years of age and over had reported being diagnosed with some form of arthritis. With the aging of the U.S. population, the prevalence of arthritis is expected to rise by approximately 40% by 2030, impacting 67 million people in the United States. People with these diseases may become increasingly debilitated as the disease progresses, experiencing not only significant pain but also loss of mobility, independence and the ability to work, thereby potentially placing a significant burden on family caregivers and healthcare and social services. In addition, patients suffering from chronic inflammatory diseases tend to have shortened life expectancies as a direct result of these diseases. According to the American Pain Foundation Fact Sheet and the U.S. Centers for Disease Control and Prevention:

•	the annual cost of chronic pain in the United States, including healthcare expenses, lost income and lost productivity is estimated to be approximately $100 billion;

•	arthritis and related conditions, such as OA, cost the U.S. economy nearly $128 billion per year in medical care and indirect expenses, including lost wages and productivity; and

•	pain is the second leading cause of medically related work absenteeism, resulting in more than 50 million lost workdays each year.

In addition, the Arthritis Foundation reports 992,100 hospitalizations and 44 million office visits in the United States annually for arthritis alone.

Osteoarthritis

OA is a type of arthritis that is caused by the breakdown and eventual loss of the cartilage of one or more joints. Cartilage is a protein substance that serves as a cushion between the bones of the joints. OA is also known as degenerative arthritis. Among the over 100 different types of arthritis conditions, OA is the most common and occurs more frequently with age. Before age 45, OA occurs more frequently in males. After age 50, it occurs more frequently in females. OA commonly affects the hands, feet, spine and large weight-bearing joints, such as the hips and knees. Symptomatic knee arthritis is the most common form of arthritis in the United States. Over 9 million adults report symptomatic OA of the knee. NSAIDs are prescribed over 100 million times per year in the United States. Most cases of OA have no known cause and are referred to as primary OA.

Symptoms of OA manifest in patients as joint pain, tenderness, stiffness, limited joint movement, joint cracking or creaking (crepitation), locking of joints and local inflammation. OA can also lead to joint deformity in later stages of the disease. Many drugs are used to treat the inflammation and pain associated with OA, including aspirin and other NSAIDs, such as ibuprofen, naproxen and diclofenac, that have a rapid analgesic and anti-inflammatory response.

Rheumatoid Arthritis

RA is a chronic disease that causes pain, stiffness and swelling, primarily in the joints. According to a 2006 DataMonitor report, 2.9 million people in the United States suffer from RA, of which 1.8 million are diagnosed and treated with various drugs. RA has no known cause, but unlike OA, RA is not associated with factors such as aging. RA occurs when the body’s immune system malfunctions, attacking healthy tissue and causing inflammation, which leads to pain and swelling in the joints and may eventually cause permanent joint damage and painful disability. The primary symptoms of RA include progressive immobility and pain, especially in the morning, with long-term sufferers experiencing continual joint destruction for the remainder of their lives. There is no known cure for RA. Once the disease is diagnosed, treatment is prescribed for life to alleviate symptoms and/or to slow or stop disease progression.

RA treatments include medications, physical therapy, exercise, education and sometimes surgery. Early, aggressive treatment of RA can delay joint destruction. Treatment of RA usually includes multiple drug therapies taken concurrently. Disease-modifying anti-rheumatic drugs, or DMARDs, are the current standard of care for the treatment of RA, in addition to rest, exercise and anti-inflammatory drugs such as NSAIDs. Methotrexate is the most commonly prescribed DMARD for the treatment of RA. Other common agents for the treatment of RA include corticosteroids and biologic agents. Over the last decade, the advent of biologic agents has transformed the treatment of RA. Tumor necrosis factor, or TNF, inhibitors are the primary biologic agents used today to treat RA. Although effective for treatment of RA, these agents are costly and, because they are very potent immunosuppressants, may increase the risk of infection. Corticosteroids, such as prednisone, effectively reduce joint swelling and inflammation and, in low doses, have been shown to enhance DMARD therapy and slow the progression of RA, but at high doses are associated with potential for significant long-term adverse side effects such as osteoporosis, cardiovascular disease and weight gain. An additional limitation of RA treatment with corticosteroids is related to the time at which patients’ pro-inflammatory cytokines are at peak levels. Increased levels of pro-inflammatory cytokines during the early morning hours are a known cause of morning stiffness and decreased mobility of RA. Interleukin 6, or IL-6, levels are substantially increased in patients with RA in general and show a significant circadian variation in these levels. Timing a dose of medicine to coincide with the rise of RA symptoms may be a good option for patients with RA.

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

Ankylosing Spondylitis

AS is a type of arthritis that affects the spine. AS symptoms include pain and stiffness from the neck down to the lower back. The spine’s bones (vertebrae) may grow or fuse together, resulting in a rigid spine. These changes may be mild or severe, and may lead to a stooped-over posture. Early diagnosis and treatment helps control pain and stiffness and may reduce or prevent significant deformity.

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

U.S. Total Prescriptions — Major NSAIDs and COX-2 Products

Source: IMS Health, National Prescription Audit 2002-2014 (IMS Health is a source of data only and does not endorse the views, opinions and/or findings expressed or otherwise published by Horizon)

According to a 2004 article published in Alimentary Pharmacology & Therapeutics, significant GI side effects, including serious ulcers, afflict up to approximately 25% of all chronic arthritis patients treated with NSAIDs for three months, and OA and RA patients are two to five times more likely than the general population to be hospitalized for NSAID-related GI complications. It is estimated that NSAID-induced GI toxicity causes over 16,500 related deaths in OA and RA patients alone and over 107,000 hospitalizations for serious GI complications each year. In more than 70% of patients with these serious GI complications, there are no prior symptoms.

Despite the fact that GI ulcers are one of the most prevalent adverse events resulting from the use of NSAIDs in the United States, according to a 2006 article published in BMC Muskoskeletal Disorders, eleven observational studies indicated that physicians do not commonly co-prescribe GI protective agents to high-risk patients. Physicians prescribe concomitant therapy to only 24% of NSAID users, and studies show sub-optimal patient compliance with concomitant prophylaxis therapy. According to a 2003 article published in Alimentary Pharmacology & Therapeutics, in a study of 784 patients, 37% of patients were non-compliant, a rate increasing to 61% in patients treated with three or more drugs. This noncompliance results in a substantial unmet clinical need, which we believe can be appropriately addressed with DUEXIS or VIMOVO, creating smarter solutions for both patients and physicians.

According to a 2006 DataMonitor report, there were approximately 4.9 million RA patients in the United States, Japan, France, Italy, Spain, Germany and the United Kingdom, or UK, of which approximately 3.1 million were diagnosed. Common agents for the treatment of RA include NSAIDs, DMARDs, biologic agents and corticosteroids such as prednisone. Physicians are increasingly supportive of prescribing multiple therapies as some RA patients are able to achieve a clinical remission with multiple treatments. A Medical Marketing Economics May 2008 study of 150 RA patients in the United States, which we sponsored, showed that despite the use of a combination of currently available treatments for RA, over 90% of the patients reported suffering from morning stiffness, pain and immobility.

In addition, according to the 2006 DataMonitor report, approximately 50% of RA patients in the United States, Japan, France, Italy, Spain, Germany and the UK are prescribed combination therapy which often includes corticosteroids, with prednisone being one of the most common. Corticosteroids, including prednisone, are used to suppress various autoimmune, inflammatory and allergic disorders by inhibiting the production of various pro-inflammatory cytokines, such as IL-6 and TNF-alpha. Joint inflammation in RA is driven by excessive production of inflammatory mediators and cytokines such as IL-6 and TNF-alpha. While corticosteroids are potent and effective agents to treat patients with RA, they are often used at high doses to treat RA flares or significant inflammation. High-dose oral corticosteroid treatment is not a viable long-term treatment option due to adverse side effects such as osteoporosis, cardiovascular disease and weight gain. However, clinical studies have shown that the long-term use of low-dose prednisone (<10 mg per day) does not dramatically increase total adverse events. In addition, low-doses, typically less than 10 mg daily, of corticosteroids such as prednisone have been shown to treat the symptoms of RA while slowing the overall progression of the disease.

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

Our Solutions

DUEXIS

DUEXIS is a proprietary single tablet formulation containing a fixed-dose combination of ibuprofen, the most widely prescribed NSAID, and famotidine, a well-established GI agent used to treat dyspepsia, gastroesophageal reflux disease, or GERD, and active ulcers, in one pill. Ibuprofen has proven anti-inflammatory and analgesic properties and famotidine reduces the stomach acid secretion that can cause upper GI ulcers. Both ibuprofen and famotidine have well documented and excellent long-term safety profiles and both products have been used for many years by millions of patients worldwide. Based on clinical study results, DUEXIS has been proven to reduce the risk of NSAID-induced upper GI ulcers.

Ibuprofen: One of the World’s Most Widely Prescribed NSAIDs

Ibuprofen continues to be one of the most widely prescribed NSAIDs worldwide. According to Intercontinental Marketing Services, or IMS, in the United States alone, there were over 38 million prescriptions written for ibuprofen in 2014. In the United States, both the 600 mg and 800 mg doses together account for approximately 88% of total ibuprofen prescriptions. In addition, ibuprofen’s flexible three times daily dosing allows it to be used for both chronic conditions such as arthritis and chronic back pain, and acute conditions such as sprains and strains.

Famotidine: A Safe and Effective GI Agent

Famotidine is the most potent marketed drug in the class of histamine-2 receptor antagonists, or H2RA. H2RA’s are a class of drugs used to block the action of histamine on the cells in the stomach that secrete gastric acid. Famotidine was chosen as the ideal GI protectant to be combined with ibuprofen as it is a well-studied compound with an estimated 18.8 million patients treated worldwide that provides distinct advantages including:

•	rapid onset of action;

•	significant reduction in gastric acid levels in the GI tract for the treatment of dyspepsia, GERD and NSAID-induced upper GI ulcers; and

•	well tolerated with a low incidence of adverse drug reactions and a demonstrated safety margin of up to eight times the approved prescription dose for an extended period of greater than 12 months.

Despite these advantages, famotidine had not yet been approved to reduce the incidence of NSAID-induced upper GI ulcers in patients taking NSAIDs. We conducted two pivotal Phase 3 clinical trials demonstrating that treatment with DUEXIS significantly reduced the incidence of NSAID-induced upper GI ulcers in patients with mild to moderate pain or arthritis compared to ibuprofen alone. Based on the data from the Phase 3 clinical trials of DUEXIS, we submitted an NDA requesting approval to market DUEXIS in the United States in March 2010. On April 23, 2011, the FDA approved DUEXIS for the relief of signs and symptoms of RA and OA and to decrease the risk of developing upper GI ulcers in patients who are taking ibuprofen for these indications.

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

DUEXIS Commercial Status

DUEXIS is indicated for the relief of signs and symptoms of RA and OA and to decrease the risk of developing GI ulcers in patients who are taking ibuprofen for these indications. In the second half of 2011, we hired our initial commercial organization, including approximately 80 sales representatives, completed sales force training and began marketing DUEXIS to physicians in December 2011. Due to the continued prescription growth of DUEXIS and VIMOVO, and the acquisition of PENNSAID 2% in October 2014, the primary care commercial organization continues to grow. As of January 2015, we had approximately 325 primary care sales representatives marketing DUEXIS, VIMOVO and PENNSAID 2% to physicians in the United States.

In June 2012, we licensed DUEXIS rights in Latin America to Grünenthal, a private company focused on the promotion of pain products.

PENNSAID 2%

PENNSAID 2% is a topical NSAID that is applied directly to the knee and is indicated for the treatment of pain of OA of the knee(s). PENNSAID 2% contains diclofenac sodium, a commonly prescribed NSAID, to treat OA pain. PENNSAID 2% also includes DMSO, a powerful penetrating agent that helps ensure that diclofenac sodium is absorbed through the skin to the site of inflammation and pain. Topical NSAIDs such as PENNSAID 2% are an alternative to oral NSAID treatment because they reduce systemic exposure to a fraction of that provided by an oral NSAID. PENNSAID 2% is the only topical NSAID offered with the convenience of a metered-dose pump, which ensures that the patient will get the correct amount of PENNSAID 2% solution each time. PENNSAID 2% is easy to apply for patients because PENNSAID 2% is applied in two pumps, twice daily, delivering relief right to the site of OA knee pain.

Benefits of Topical NSAIDs

Within the NSAID market exists a significant niche for topical NSAIDs, which are prescribed over 5 million times per year. Topical NSAID treatment may be appropriate for some patients, such as patients who may benefit from the lower systemic exposure in a topical NSAID, patients with OA in just one joint such as the knee, patients who have trouble taking oral medications, or patients who are older.

PENNSAID 2% Commercial Status

On January 16, 2014, the FDA approved PENNSAID 2% for the treatment of the pain of OA of the knee(s). We acquired the U.S. rights to PENNSAID 2% on October 16, 2014 and began marketing PENNSAID 2% with our primary care sales force in early January 2015. As of January 2015, we had approximately 325 field sales representatives marketing DUEXIS, PENNSAID 2% and VIMOVO to physicians in the United States.

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

RAYOS/LODOTRA Commercial Status

On July 26, 2012, the FDA approved RAYOS for the treatment of RA, PMR, PsA, AS, asthma, COPD and a number of other conditions. We focus our promotion of RAYOS in the United States on rheumatology indications, including RA and PMR. We began marketing RAYOS to a subset of U.S. rheumatologists in December 2012 and began the full launch in late January 2013 to the majority of rheumatologists and high-value primary care physicians. LODOTRA received its first approval in Europe in March 2009 and is currently approved for marketing in over 30 countries outside the United States where Mundipharma holds the commercial rights.

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

VIMOVO

VIMOVO is a proprietary, fixed-dose, delayed-release tablet. VIMOVO combines enteric-coated naproxen, an NSAID, surrounded by a layer of immediate-release esomeprazole magnesium, a PPI, surrounding the core. Naproxen has proven anti-inflammatory and analgesic properties and esomeprazole magnesium reduces the stomach acid secretions that can cause upper GI ulcers. Both naproxen and esomeprazole magnesium have well-documented and excellent long-term safety profiles and both products have been used by millions of patients worldwide. Based on clinical trial results, VIMOVO has been shown to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID associated gastric ulcers.

Naproxen: One of the World’s Most Widely Prescribed NSAIDs

Naproxen is one of the most widely prescribed NSAIDs worldwide. According to IMS, in the United States alone, there were over 17 million prescriptions written for naproxen in 2014. In the United States, the 375 mg and 500 mg doses together account for approximately 96% of total naproxen prescriptions. In addition, naproxen’s twice daily dosing allows it to be used for chronic conditions such as arthritis and AS.

Esomeprazole Magnesium: A Safe and Effective GI Agent

Esomeprazole magnesium, a gastroprotective agent, is a PPI that works by inhibiting the secretion of gastric acid thus decreasing the amount of acid in the stomach. PPIs are considered to be very potent inhibitors of acid secretion. Esomeprazole magnesium is indicated for reducing the risk of NSAID-induced gastric ulcers.

Benefits of a Fixed-Dose Combination Therapy

VIMOVO is specifically formulated to allow esomeprazole magnesium to achieve its gastroprotective impact before naproxen is released into the system. VIMOVO’s design is intended to produce a sequential delivery of gastroprotective esomeprazole before exposure to naproxen.

VIMOVO Commercial Status

On April 30, 2010, the FDA approved VIMOVO delayed release tablets, 375 mg/20 mg and 500 mg/20 mg for relief of signs and symptoms of OA, RA and AS and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID associated gastric ulcers. In December 2013, as a result of our acquisition of U.S. rights to VIMOVO, we began the expansion of our sales force to approximately 250 primary care representatives and 40 rheumatology sales specialists, all of which began marketing VIMOVO in early February 2014. Because of the continued prescription growth of VIMOVO and DUEXIS, and the addition of PENNSAID 2%, the Primary Care commercial organization continues to grow. As of January 2015, we had approximately 325 field sales representatives marketing DUEXIS, PENNSAID 2% and VIMOVO to physicians in the United States.

ORPHAN DISORDERS

Market Opportunity

Chronic Granulomatous Disease

CGD is a genetic disorder of the immune system. It is described as a primary immunodeficiency disorder, which means it is not caused by another disease or disorder. In people who have CGD, a type of white blood cell, called a phagocyte, is defective. These defective phagocytes cannot generate superoxide, leading to an inability to kill harmful microorganisms such as bacteria and fungi. As a result, the immune system is weakened. People with CGD are more likely to have certain problems such as recurrent severe bacterial and fungal infections and chronic inflammatory conditions. These patients are prone to developing masses called granulomas, which can occur repeatedly in organs throughout the body and cause a variety of problems. CGD was first identified in the 1950s; since then CGD had changed from a disease of tragic and early complications to a disease of chronic management and high survival. Today, CGD is considered to be a condition that patients can live with and manage. Studies suggest overall survival has improved over the last decade with more patients living well into adulthood. Approximately 1 out of every 200,000 babies in the United States is born with CGD.

Severe, Malignant Osteopetrosis

There are several different forms of osteopetrosis (not to be confused with the more common osteoporosis, a very different condition), which are determined by their pattern of genetic inheritance and characteristics. All forms of osteopetrosis are characterized by an abnormal increase in bone density. SMO is one form of osteopetrosis and is sometimes referred to as marble bone disease or malignant infantile osteopetrosis because it occurs in very young children. SMO is a more severe form of malignant osteopetrosis. While exact numbers are not known, it has been estimated that 1 out of 250,000 children are born with SMO. Malignant in this instance does not refer to cancer. During normal bone development, existing bone material is constantly being replaced by new bone. Cells called osteoblasts cause new bone formation. Other cells called osteoclasts remove old bone through a process called resorption. In people with osteopetrosis, this balance is not maintained because their osteoclasts do not function properly. As a result, resorption of old bone material decreases while the formation of new bone continues. This leads to an abnormal increase in bone mass, which can make the bones more brittle. Because abnormal bone development affects many different systems in the body, osteopetrosis may cause problems such as blood disorders, decreased ability to fight infection, bone fractures, problems with vision and hearing, and abnormal appearance of the face and head.

Our Solution — ACTIMMUNE

ACTIMMUNE is a biologically manufactured protein called interferon gamma-1b that is similar to a protein the human body makes naturally. In the body, interferon gamma is produced by cells of the immune system and helps to prevent infection in patients with CGD and enhances osteoclast function in patients with SMO. ACTIMMUNE is approved by the FDA to reduce the frequency and severity of serious infections associated with CGD and for delaying time to disease progression in patients with SMO. The precise way that ACTIMMUNE works to help prevent infection in patients with CGD is not fully understood, but ACTIMMUNE is believed to work by modifying the cellular function of various cells, including those in the immune system. The precise way that ACTIMMUNE works to slow the worsening of SMO is also not fully understood, but ACTIMMUNE is believed to work by modifying the cellular function of various cells, including those that help form bones.

ACTIMMUNE Efficacy in CGD

The International Chronic Granulomatous Disease Cooperative Study Group, or ICGDCSG, conducted a controlled clinical trial in 128 patients (ages ranging from 1 to 44 years old) at 13 medical centers across 4 countries. The purpose of this clinical trial was to evaluate the safety and efficacy of ACTIMMUNE in reducing the frequency and severity of serious infections in patients with CGD. Patients enrolled in the trial were randomly selected to receive either ACTIMMUNE or placebo in addition to antibiotics. The number and timing of serious infections were tracked in all patients for up to 1 year. ACTIMMUNE was administered 3 times weekly using the same dosing regimen that is recommended today. The average duration of treatment was 8.9 months. The study was terminated early following demonstration of a highly statistically significant benefit of ACTIMMUNE therapy compared to placebo with respect to time to serious infection (p=0.0036), the primary endpoint of the investigation. The results of the trial were published in the New England Journal of Medicine. Compared with patients given placebo (n=65), patients in the ACTIMMUNE (n=63) group experienced:

•	67% reduction in relative risk of serious infections

•	67% fewer inpatient hospital days

•	64% reduction in the total number and rate of serious infections

As demonstrated in the clinical trial, a treatment benefit included a two-fold (53%) reduction in the number of CGD patients with at least one serious infection, defined as a clinical event requiring hospitalization and the use of parenteral antibiotics (ACTIMMUNE: 14/63 vs. placebo: 30/65; p=0.002). The beneficial effect of ACTIMMUNE was demonstrated throughout a 12 month study, in which 77% of patients with CGD receiving ACTIMMUNE were free of serious infection during the study compared to 30% of patients who received placebo (p=0.0006). The mean duration of therapy for these patients was 8.9 months

Investigators concluded that ACTIMMUNE is an effective and safe therapy for patients with CGD, since the therapy statistically reduced the frequency of serious infections.

ACTIMMUNE Efficacy in SMO

In a controlled clinical trial, 16 patients were randomized to receive either ACTIMMUNE with calcitriol or calcitriol alone. The age of patients ranged from 1 month to 8 years; with a mean age of 1.5 years. The median time to progression in the ACTIMMUNE plus calcitriol arm was 165 days vs. a median of 65 days in the calcitriol only arm. In a separate analysis that combined data from a second trial, 19 of 24 patients on ACTIMMUNE therapy (+/- calcitriol) for at least 6 months had reduced trabecular bone volume compared to baseline.

Safety of ACTIMMUNE

The safety of ACTIMMUNE was also evaluated during the CGD clinical trial. Investigators from ICGDCSG concluded that there were no serious side effects directly attributed to the administration of ACTIMMUNE in patients with CGD during the trial. The most common side effects observed in patients with CGD given ACTIMMUNE were flu-like symptoms, such as fever, headache, and chills. The most common side effects seen with ACTIMMUNE are “flu-like” symptoms such as fever, headache, chills, myalgia (muscle pain), and fatigue, which may reduce in severity as treatment continues. Administering ACTIMMUNE at bedtime may also help minimize some of these symptoms. Acetaminophen may be helpful in preventing fever and headache.

ACTIMMUNE can cause severe allergic reactions and/or rash; flu-like symptoms, which may worsen pre-existing heart conditions; reversible changes to the nervous system (such as decreased mental status, walking disturbances, and dizziness); reversible severe bone marrow toxicity; decreased production of important cells in the body; and reversible changes to liver function (particularly in patients less than one year old).

ACTIMMUNE Commercial Status

ACTIMMUNE is the only drug currently approved by the FDA for the treatment for CGD and SMO and we currently market and distribute ACTIMMUNE only in the United States. Our licenses allow us to market and sell ACTIMMUNE in the United States, Canada and Japan. We also supply ACTIMMUNE to patients in Canada, if so requested by way of a prescription from their treating physicians, through Health Canada’s Special Access Program, which provides access to non-marketed drugs in Canada for practitioners treating patients with serious or life-threatening conditions when conventional therapies have failed, are unsuitable or are unavailable. Sales in Canada are not material. We have not otherwise registered or sold ACTIMMUNE in any other territories for which it currently holds commercial rights.

Potential for ACTIMMUNE in Friedreich’s Ataxia

FA is a debilitating, life-shortening, degenerative, neuro-muscular disorder that affects approximately 3,700 individuals in the United States and 15,000 worldwide, according to the Friedreich’s Ataxia Research Alliance, or FARA. On October 3, 2014, the FDA granted orphan-drug designation for ACTIMMUNE for the treatment of FA. The FDA has agreed to the primary endpoint for a planned Phase 3 study that will evaluate ACTIMMUNE in the treatment of FA. The study will be conducted in collaboration with the FARA, and the investigators of FARA’s Collaborative Clinical Research Network in Friedreich’s Ataxia. The primary endpoint for the Phase 3 study will be the change from baseline after 26 weeks in the Friedreich’s Ataxia Rating Scale-modified neurological exam score (FARS-mNeuro) for patients treated with ACTIMMUNE compared to placebo. The study is planned to be a randomized, double-blind, multicenter, placebo-controlled, 26-week study evaluating ACTIMMUNE in children and young adults (10-25 years of age). It is anticipated that approximately 110 subjects will be screened at four U.S. centers for eligibility to randomize approximately 90 subjects 1:1 to receive either ACTIMMUNE or placebo. We anticipate the study will take 18 months to complete. In February 2015, we submitted an IND application and anticipate the Phase 3 clinical study will begin enrolling patients in the second quarter of 2015.

Commercial and Supply Agreements

ACTIMMUNE

Boehringer Ingelheim Manufacturing and Supply Agreement

In July 2013, Vidara and Boehringer Ingelheim entered into an exclusive supply agreement, which we assumed as of result of the Merger. Pursuant to the agreement, Boehringer Ingelheim manufactures the ACTIMMUNE active drug substance and commercial quantities of the ACTIMMUNE finished drug product. Boehringer Ingelheim manufactures the active drug substance at its production facility in Vienna, Austria, and the finished drug product at its facility in Biberach an der Riss, Germany. Boehringer Ingelheim is our sole source supplier for ACTIMMUNE active drug substance and finished drug product. The processes used to manufacture and test ACTIMMUNE are complex and subject to FDA inspection and approval. The ACTIMMUNE active drug substance has a shelf life of 36 months from the date of manufacture and the ACTIMMUNE finished drug product has a shelf life of 36 months from the date of filling of the single-use vial. Boehringer Ingelheim also provides quality assurance testing for ACTIMMUNE. Under the terms of this agreement, we are required to purchase minimum quantities of finished drug product of 75,000 vials per annum. Boehringer Ingelheim manufactures our commercial requirements of ACTIMMUNE on an annual basis, and based on our forecasts and the annual contractual minimum purchase quantity. The supply agreement has a term that runs until July 31, 2020 and which can be further renewed by agreement between parties. Under this supply agreement, either we or Boehringer Ingelheim may terminate the agreement for an uncured material breach by the other party or upon the other party’s bankruptcy or insolvency.

Under a Development and Marketing Agreement with Boehringer Ingelheim, we are required to pay royalties on net sales in certain applicable markets in Latin America, Asia, Africa and Eastern Europe if we elect to commercialize ACTIMMUNE in those territories. To date, we have not pursued regulatory or other approvals or commercialized ACTIMMUNE in those territories.

Genentech and Connetics License Agreements

Under a license agreement with Genentech Inc., or Genentech, which was the original developer of ACTIMMUNE, we are or were obligated to pay royalties to Genentech on our net sales of ACTIMMUNE as follows:

•	Through November 25, 2014, a royalty of 45% of the first $3.7 million in net sales achieved in a calendar year, and 10% on all additional net sales in that year;

•	For the period from November 26, 2014 through May 5, 2018, the royalty payments will be reduced to a 20%-30% range for the first tier in net sales and in the 1%-9% range for the second tier; and

•	From May 6, 2018 and for so long as the Company continues to commercially sell ACTIMMUNE, an annual royalty in the low single digits as a percentage of annual net sales.

Either Genentech or we may terminate the agreement if the other party becomes bankrupt or defaults, however, in the case of a default, the defaulting party has 30 days to cure the default before the license agreement may be terminated.

Under the terms of an agreement with Connetics Corporation (which was the predecessor parent company to InterMune and is now part of GlaxoSmithKline), or Connetics, we are obligated to pay royalties to Connetics on our net sales of ACTIMMUNE as follows:

•

0.25% of net sales of ACTIMMUNE, rising to 0.5% once cumulative net sales of ACTIMMUNE in the United States surpass $1.0 billion; and in the event we develop and receive regulatory approval for ACTIMMUNE in the indication of scleroderma, we will be obligated to pay a royalty of 4% on all net sales of ACTIMMUNE recorded for use in that indication.

Either Connetics or we may terminate the agreement if the other party becomes bankrupt or defaults, however, in the case of a default, the defaulting party has 30 days to cure the default before the license agreement may be terminated.

DUEXIS

BASF Contract

In July 2010, we entered into a contract with BASF Corporation, or BASF, for the purchase of DC85, which is ibuprofen in a direct compression blend and is the active ingredient in DUEXIS. Pursuant to the agreement, we are obligated to purchase a significant majority of our commercial demand for DC85 from BASF. The contract expires in December 2017. Thereafter, the agreement automatically renews for successive renewal terms of three years each until terminated by either party giving specified prior written notice to the other party. Either party may also terminate the agreement in the event of uncured breach by the other party. If the agreement terminates for any reason before a specified date and we have not purchased requisite amounts of DC85, BASF has the right to withhold from the pre-purchase credit an amount based upon the total amount of DC85 purchased throughout the life of the agreement.

Manufacturing and Supply Agreement with sanofi-aventis U.S. LLC

In May 2011, we entered into a manufacturing and supply agreement with sanofi-aventis U.S. Pursuant to the agreement, sanofi-aventis U.S. is obligated to manufacture and supply DUEXIS to us in final, packaged form, and we are obligated to purchase DUEXIS exclusively from sanofi-aventis U.S. for our commercial requirements of DUEXIS in North America and certain countries and territories in Europe, including the European Union member states and Scandinavia, and South America. Sanofi-aventis U.S. is obligated to acquire the components necessary to manufacture DUEXIS, including the active pharmaceutical ingredients, or APIs, DC85 and famotidine, and is obligated to acquire all DC85 under the terms of any agreements we may have with suppliers for the supply of DC85. We expect that sanofi-aventis U.S. will obtain DC85 from BASF Corporation through our sales contract with BASF and famotidine through our supply agreement with Dr. Reddy’s Laboratories. In order to allow sanofi-aventis U.S. to perform its obligations under the agreement, we granted sanofi-aventis U.S. a non-exclusive license to our related intellectual property. In November 2011, the FDA approved the use of the sanofi-aventis Canada Inc. manufacturing site in Laval, Quebec to manufacture DUEXIS. As a result of the FDA approval of the sanofi-aventis Canada, Inc. manufacturing site in Laval, Quebec, sanofi-aventis U.S. is the exclusive commercial manufacturer and supplier of DUEXIS. In December 2011, Valeant acquired Dermik, a dermatology unit of sanofi-aventis U.S., which includes the Laval, Canada site. Although, Valeant has taken over management and operations at the Laval, Canada facility, our manufacturing agreement remains with sanofi-aventis U.S. The price for DUEXIS under the agreement varies depending on the configuration and volume of DUEXIS we purchase and is subject to annual adjustments to reflect changes in costs as measured by the Producer Price Index published by the U.S. Department of Labor, Bureau of Labor Statistics and certain other changes and events set forth in the agreement. We have paid for the purchase and installation of equipment necessary to manufacture DUEXIS tablets, and sanofi-aventis U.S. is obligated to pay the costs of routine maintenance of the equipment. Upon expiration or termination of the agreement we may also be obligated to reimburse sanofi-aventis U.S. for the depreciated net book value of any other equipment purchased by sanofi-aventis U.S. in order to fulfill its obligations under the agreement.

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

PENNSAID 2%

Nuvo Supply Agreement

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo, we entered into an exclusive supply agreement with Nuvo. Under the supply agreement, Nuvo will manufacture and supply PENNSAID 2% to us. We have committed to a binding purchase order to Nuvo for delivery of PENNSAID 2%. In addition, at least 90 days prior to the first day of each calendar month during the term of the supply agreement, we are required to submit a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities. The initial term of our supply agreement is through December 31, 2022, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party.

RAYOS/LODOTRA

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

Under the agreement, which was amended in August 2007, we received an exclusive, sub-licensable worldwide license to the oral formulation of any corticosteroid, including prednisone, prednisolone, methylprednisolone and/or cortisone, with delayed release technology covered by intellectual property rights and know-how owned by SkyePharma. We were also granted an option to acquire a royalty-free, exclusive and sub-licensable right to license and manufacture RAYOS/LODOTRA which we can exercise any time upon specified prior written notice, expiring no earlier than five years after the first launch of RAYOS/LODOTRA. We have exercised the option to acquire the manufacturing license, which became effective in April 2014.

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

The agreement expires on a country by country basis, upon the expiration of the last patent rights for RAYOS/LODOTRA, which will expire between 2024 and 2028. In the event of expiration, the licenses under the agreement will be perpetual, fully paid-up and royalty-free. Either party may also terminate the agreement in the event of a liquidation or bankruptcy of the other party or upon an uncured breach by the other party.

Manufacturing and Supply Agreement

In August 2007, we entered into a manufacturing and supply agreement with Jagotec for the purchase of RAYOS/LODOTRA. Under the agreement, which was amended in March 2011, Jagotec or its affiliates manufacture and supply RAYOS/LODOTRA to us in bulk. In August 2011, SkyePharma leased their entire pharmaceutical manufacturing business to Aenova, a large contract manufacturing organization, and Aenova is now a subcontractor for Jagotec for the manufacture of RAYOS/LODOTRA, with our consent. We were required to purchase RAYOS/LODOTRA exclusively from Jagotec through April 2014, after which we are able to purchase RAYOS/LODOTRA from other manufacturers if we choose. As of December 31, 2014 our total remaining minimum purchase commitment was approximately $3.3 million based on tablet pricing under the agreement as of that date, which amount is subject to volume and price adjustments due to, among other things, inflation, order quantities and launch and approval in certain European Union countries. We also supply the API, prednisone to Jagotec at our expense for use in the manufacture of RAYOS/LODOTRA.

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

Pursuant to a letter agreement between Jagotec and us, Jagotec agreed to allow us to give Bayer Pharma AG, or Bayer, the right to manufacture, test and release quantities of RAYOS/LODOTRA in order to establish and maintain Bayer as a manufacturer of RAYOS/LODOTRA. Under certain circumstances, we may also purchase shortfall quantities of RAYOS/LODOTRA from Bayer to the extent Jagotec is unable to supply us. In March 2013, we entered into an agreement with Bayer to allow us to purchase quantities of RAYOS/LODOTRA for these purposes. After our manufacturing license from Jagotec becomes effective, we may also purchase quantities of RAYOS/LODOTRA from Bayer pursuant to our agreement with Bayer.

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

Mundipharma Agreements

In March 2009, we entered into a distribution agreement with Mundipharma for the commercialization of LODOTRA in Europe, excluding Germany and Austria, and a manufacturing and supply agreement with Mundipharma Medical. The distribution agreement, which was amended in July 2009 and March 2011, provides for an upfront payment of 5.0 million Euros, all of which has been paid by Mundipharma, and aggregate potential milestone payments of up to an additional 11.0 million Euros, which includes a credit in the amount of 1.0 million Euros we agreed to provide to Mundipharma to be applied towards certain future milestone payments in connection with the March 2011 amendment. As of December 31, 2014, we had received 4.9 million Euros in milestone payments under the distribution agreement.

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

In November 2010, we entered into a second distribution agreement with Mundipharma for the commercialization of LODOTRA in several Asian countries, Australia, New Zealand and South Africa, and a second manufacturing and supply agreement with Mundipharma Medical. Under the distribution agreement, we received an upfront payment of $3.5 million and may be entitled to additional aggregate milestone payments of up to $4.5 million. In March 2012, we amended the distribution agreement and the manufacturing and supply agreement to include certain Latin American countries. Under the March 2012 amendment to the distribution agreement, we may receive aggregate upfront and milestone payments of up to $2.0 million. In October 2013, we amended the distribution agreement and the manufacturing and supply agreement to include an additional 55 countries in the Middle Eastern and African regions. In September 2014, we further amended the distribution agreement and the manufacturing and supply agreement to include Cambodia, Myanmar, Laos and Brunei. As of December 31, 2014, under our distribution agreement we had received $0.2 million in milestone payments and $1.2 million associated with an upfront payment under the March 2012 amendment.

Under the distribution agreement, as amended, we granted Mundipharma the exclusive distribution and marketing rights pertaining to LODOTRA for: Australia, China, Hong Kong, Indonesia, Korea, Malaysia, New Zealand, the Philippines, Singapore, South Africa, Taiwan, Thailand, Vietnam, México, Brazil, Argentina, Colombia, Venezuela, Peru, Chile, Ecuador, Dominican Republic, Guatemala, Costa Rica, Uruguay, Bolivia, Panama, Nicaragua, El Salvador, Honduras and the Middle Eastern and African regions. Mundipharma will be responsible for obtaining regulatory approvals in these countries. We also granted Mundipharma an exclusive license to use our trademark for LODOTRA in these countries, and Mundipharma is allowed to commercialize LODOTRA under the LODOTRA trademark. Mundipharma is obligated to use commercially reasonable efforts to obtain regulatory approval for and market LODOTRA and is prohibited from launching other oral corticosteroids in these countries during the term of the distribution agreement. If Mundipharma does not meet specified minimum volume targets, which range from thousands of tablets of product to millions of tablets of product on a country by country basis, over specified periods of time, the marketing rights granted under the distribution agreement will become nonexclusive with respect to the applicable country unless Mundipharma pays us the shortfall.

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

Temmler Supply Agreement

We have entered into an agreement with Temmler Werke GmbH, or Temmler, for the packaging and assembling of RAYOS/LODOTRA. Pursuant to the agreement, we may order RAYOS/LODOTRA according to specified rolling forecasts. There are no minimum purchase requirements under the agreement and we may enter into agreements with other third-party packagers for RAYOS/LODOTRA. Subject to early termination, the agreement will remain in effect until December 21, 2015. Thereafter, the agreement automatically renews for additional one year periods unless either party provides notice to the other party at least twelve months prior to the expiration of the then-current period. Either party may also terminate the agreement at any time for an uncured material breach. In December 2013, Temmler provided us notice of termination. Therefore, subject to early termination, the agreement will terminate on December 21, 2015. In December 2012, Temmler was acquired by Aenova Group.

VIMOVO

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

Following the closing of the transactions contemplated by the asset purchase agreement, we became responsible for and control matters relating to VIMOVO in the United States, including responsibility for commercialization of VIMOVO in the United States, responsibility for ongoing developmental and regulatory activities with respect to VIMOVO in the United States and responsibility for the current VIMOVO litigation with respect to the patents we purchased under the asset purchase agreement and the patents we licensed from Pozen under the Pozen license agreement. AstraZeneca continues to be responsible for and retains control of VIMOVO outside the United States.

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

We are responsible for, and are required to use diligent and reasonable efforts directed to commercializing VIMOVO or another qualified product in the United States. We will also own and maintain all regulatory filings and marketing approvals in the United States for any such products, including all INDs and NDAs for VIMOVO. Pozen covenanted that it will not at any time prior to the expiration of the royalty term, and will ensure that its affiliates do not, directly or indirectly, develop or commercialize or license any third party to develop or commercialize certain competing products in the United States.

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

AstraZeneca Supply Agreement

In November 2013, in connection with the asset purchase agreement, we entered into a supply agreement with AstraZeneca pursuant to which AstraZeneca agreed to supply VIMOVO to us for commercialization in the United States. Under the supply agreement, AstraZeneca supplied the quantity of VIMOVO that we ordered, both for our own use and for use by our sublicensees, on a transitional basis through December 31, 2014. The supply agreement expired on December 31, 2014 and we have transitioned to Patheon for the manufacturing and supply of VIMOVO.

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

Sales and Marketing

Our current sales force is approximately 375 sales representatives consisting of 325 primary care sales representatives and 50 sales representatives in specialty and orphan diseases business areas. In June 2012, to increase the number of called-on physicians for DUEXIS and in anticipation of the potential FDA approval of RAYOS, we expanded of our sales force from 80 sales representatives to approximately 150 sales representatives. In December 2013, as a result of the acquisition of U.S. rights to VIMOVO from AstraZeneca, we further expanded our sales force to approximately 290, consisting of 250 primary care representatives and 40 rheumatology sales specialists and began marketing VIMOVO in early February 2014. As a result of the Merger, following which we began marketing ACTIMMUNE, and our recent acquisition of PENNSAID 2%, our sales force has increased to a total of approximately 375. Our primary care representatives are now marketing DUEXIS, PENNSAID 2% and VIMOVO. Our orphan sales force focuses on marketing to a limited number of healthcare practitioners who specialize in fields such as pediatric immunology, allergy, infectious diseases and hematology/oncology to help them understand the potential benefits of ACTIMMUNE for their patients with CGD and SMO. We announced the availability of Horizon-labeled PENNSAID 2% in the United States on January 2, 2015. We have, and expect to continue to, entered into agreements with third parties for commercialization of our products outside the United States.

In December 2014, we began execution of a comprehensive plan creating a new organization focused on the acceleration of our PME program to ensure continued growth of our NSAID portfolio in 2015. Through this program, physicians can have their patients’ prescriptions for our products shipped directly to the patient. Because the patient out of pocket cost for our products when dispensed through the PME program may be significantly lower than such costs when our products are dispensed outside of the PME program, prescriptions filled through our PME program are therefore less likely to be subject to the efforts of traditional pharmacies to switch a physician’s intended prescription of our products to a generic or over the counter brand. We expect that continued adoption of our PME program by physicians will be important to our ability to gain market share for our products as pressure from healthcare payors and pharmacy benefit managers, or PBMs, to use less expensive generic or over the counter brands instead of branded products increases.

Intellectual Property

Our objective is to aggressively patent the technology, inventions and improvements that we consider important to the development of our business. We have a portfolio of patents and applications based on clinical and pharmacokinetic/pharmacodynamic modeling discoveries, and our novel formulations. In addition, we have an exclusive license to pending U.S. and foreign patent applications from SkyePharma. We also have licenses to U.S.

patents and patent applications and trademarks covering VIMOVO from Pozen and AstraZeneca, and PENNSAID 2% from Nuvo. We intend to continue filing patent applications seeking intellectual property protection as we generate anticipated formulation refinements, new methods of manufacturing and clinical trial results.

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

On July 15, 2013, we received a Paragraph IV Patent Certification from Watson Laboratories, Inc. — Florida, known as Actavis Laboratories FL, Inc., or Watson, advising that Watson had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On August 26, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against WLF seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124, and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg, and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. We, together with Jagotec have granted WLF a covenant not to sue with respect to US Patent Nos. 6,677,326 and 8,168,218, respectively, and accordingly these patents have been dismissed from the lawsuit. The Court held a claim construction hearing on October 16, 2014, and issued its opinion and order on claim construction on November 10, 2014, adopting our proposed construction of both of the disputed claim terms. The Court has scheduled expert discovery in the WLF action to be completed by June 2, 2015, and has set the pretrial conference for September 10, 2015. The trial date will be set following the pretrial conference.

On November 13, 2014, we received a Paragraph IV Patent Certification from Watson advising that Watson had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On December 23, 2014, we filed suit in the United States District Court for the District of New Jersey against Watson seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Watson has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Watson’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The Court has not yet set a trial date for the Watson action.

On December 2, 2014, we received a Paragraph IV Patent Certification against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,741,956 from Paddock Laboratories, LLC, or Paddock, advising that Paddock had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On January 9, 2015, we received from Paddock another Paragraph IV Patent Certification against newly Orange Book listed U.S. Patent No. 8,871,809. Paddock has not advised us as to the timing or status of the FDA’s review of its filing. On January 13, 2015 and January 14, 2015, we filed suit in the United States District Court for the District of New Jersey and the United States District Court for the District of Delaware, respectively, against Paddock seeking an injunction to prevent the approval of the ANDA. The lawsuits alleged that Paddock has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Paddock’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The Courts have not yet set trial dates for the Paddock actions.

Currently, patent litigation is pending in the United States District Court for the District of New Jersey against four generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey and have been consolidated for discovery purposes. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s; (ii) Lupin; (iii) Mylan; and (iv) Actavis. Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen, was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. We understand that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen VIMOVO patents, which are still the subject of patent litigations. As part of our acquisition of the U.S. rights to VIMOVO, we have taken over and are responsible for the patent litigations that include the Pozen patents licensed to us under the Pozen license agreement.

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

On or about December 19, 2014, we filed a Notice of Opposition to a European patent, EP 2611457, to Roberto Testi, et al., covering compositions and methods for treating FA with interferon gamma, e.g., ACTIMMUNE. In the European Union, the grant of a patent may be opposed by one or more private parties.

On February 2, 2015, we received a Paragraph IV Patent Certification against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 from Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd., or collectively Taro, advising that Taro had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Taro has not advised us as to the timing or status of the FDA’s review of its filing. We are still in the process of evaluating the Paragraph IV Patent Certification, and it is anticipated we will file suit against Taro within the statutorily prescribed 45 day time limit.

We intend to vigorously defend our intellectual property rights relating to ACTIMMUNE, DUEXIS, PENNSAID 2%, RAYOS and VIMOVO, but we cannot predict the outcome of the WLF matter related to RAYOS or the DRL cases, the Mylan cases or the Watson cases related to VIMOVO, or the Watson and Paddock cases related to PENNSAID 2%. Any adverse outcome in these matters or any new generic challenges that may arise could result in one or more generic versions of ACTIMMUNE, DUEXIS, PENNSAID 2%, RAYOS and/or VIMOVO, being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of ACTIMMUNE, DUEXIS, PENNSAID 2%, RAYOS and/or VIMOVO and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

In the United States, in addition to any patent protection, DUEXIS, PENNSAID 2%, RAYOS and VIMOVO, have been granted three years of marketing exclusivity as a Section 505(b)(2) NDA. This marketing exclusivity period for each product began upon marketing approval of such product and runs in parallel with any patents that have issued or we expect to be issued protecting such product. In the European Union, LODOTRA has received 10 years of marketing exclusivity protection, beginning with its March 2009 marketing authorization in Germany. We anticipate that DUEXIS will also receive 10 years of marketing exclusivity upon European approval on a country by country basis.

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

•	we may not be successful in any patent litigation to enforce our patent rights, including our pending patent litigation regarding, PENNSAID 2%, RAYOS and/or VIMOVO;

•	we may not develop additional proprietary technologies or product candidates that are patentable; or

•	the patents of others may have an adverse effect on our business.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies, although we are not currently aware of any other delayed release prednisone drug, ibuprofen/famotidine combination drug or naproxen/esomeprazole magnesium combination drug in development. We believe that the key competitive factors that will affect the commercial success of ACTIMMUNE, DUEXIS, PENNSAID 2%, RAYOS/LODOTRA and/or VIMOVO, as well as future drug candidates that we may develop, are efficacy, safety and tolerability profile, convenience in dosing, price and reimbursement.

DUEXIS and VIMOVO

DUEXIS and VIMOVO compete with other branded NSAIDs, including Celebrex, marketed by Pfizer Inc. Celebrex is an NSAID that selectively inhibits the COX-2 enzyme and is an effective anti-arthritic agent that reduces the risk of ulceration compared to traditional NSAIDs such as ibuprofen.

In general, DUEXIS and VIMOVO also face competition from the separate use of NSAIDs for pain relief and ulcer medications to address the risk of NSAID-induced ulcers. Use of these therapies separately in generic form may be less expensive than DUEXIS and VIMOVO. In addition, physicians could begin to prescribe both an NSAID and a GI protectant to be taken together but in separate pills. We expect to compete with the separate use of NSAIDs and ulcer medications primarily through DUEXIS’ and VIMOVO’s advantages in dosing convenience and patient compliance, and by educating physicians about such advantages, including through funding we have provided for the American Gastroenterology Association to help physicians and patients better understand and manage NSAID risks. We expect DUEXIS will be the only product containing a histamine-2 receptor antagonist with an indication to reduce the risk of NSAID-induced upper GI ulcers and that VIMOVO will be the only product containing a PPI with an indication to reduce the risk of NSAID-induced ulcers.

ACTIMMUNE

ACTIMMUNE presently faces little competition. ACTIMMUNE is the only drug currently approved by the FDA specifically for the treatment for CGD and SMO. While there are additional or alternative approaches used to treat patients with CGD and SMO, there are currently no products on the market that compete directly with ACTIMMUNE.

PENNSAID 2%

PENNSAID 2% faces competition from generic versions of PENNSAID 1.5% which are priced significantly less than the price we charge for PENNSAID 2%. In addition, PENNSAID 2% competes with two other branded topical NSAIDS, including Voltaren® Gel, marketed by Endo Pharmaceuticals, which is the market leader in the topical NSAID category. We expect to compete with these other products primarily through PENNSAID 2%’s dosing convenience and patient compliance. Unlike the other two products that are dosed four times per day and require the patient to measure out the correct dose, only PENNSAID 2% is easy to apply with the convenience of twice-daily dosing and a metered-dose pump, which ensures that the patient will get the correct amount of PENNSAID 2% solution each time.

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

Manufacturing

All of our products are currently supplied by contract manufacturers. All manufacturing facilities contracted by us are registered with the FDA, European Medicines Agency, or EMA, and other internationally recognized regulatory authorities. In addition, these facilities have been audited by these agencies to confirm compliance. We do not at this time plan to build manufacturing facilities and currently plan to continue to scale our operations using contract manufacturers.

ACTIMMUNE

ACTIMMUNE, interferon gamma-1b, is a recombinant protein that is produced by fermentation of a genetically engineered Escherichia coli bacterium containing the DNA which encodes for the human protein. Purification of the active drug substance is achieved by conventional column chromatography. The resulting active drug substance is then formulated as a highly purified sterile solution and filled in a single-use vial for subcutaneous injection, which is the ACTIMMUNE finished drug product. In support of its manufacturing process, we and Boehringer Ingelheim store multiple vials of the Escherichia coli bacterium master cell bank and working cell bank in order to ensure that it will have adequate backup should any cell bank be lost in a catastrophic event.

We have an exclusive supply agreement with Boehringer Ingelheim to manufacture the active drug substance and commercial quantities of ACTIMMUNE finished drug product. Boehringer Ingelheim manufactures the active drug substance at its production facility in Vienna, Austria, and the finished drug product at its facility in Biberach an der Riss, Germany. Boehringer Ingelheim also provides us quality assurance testing for ACTIMMUNE. The processes used to manufacture and test ACTIMMUNE are complex and subject to FDA inspection and approval. The ACTIMMUNE active drug substance has a shelf life of 36 months from the date of manufacture and the ACTIMMUNE finished drug product has a shelf life of 36 months from the date of filling of the single-use vial. Under the terms of this agreement, we are required to purchase minimum quantities of finished drug product of 75,000 vials per annum. Boehringer Ingelheim manufactures our commercial requirements of ACTIMMUNE on an annual basis, and based on our forecasts and the annual contractual minimum purchase quantity. The supply agreement has a term that runs until July 31, 2020 and which can be further renewed by agreement between parties.

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

The first API in DUEXIS is ibuprofen in a direct compression blend called DC85, which is manufactured by BASF in Bishop, Texas. DC85 is a proprietary blend of ibuprofen and manufacturing capacity and batch quantities are currently sufficient to meet our forecasted commercial requirements. DC85 is manufactured in compliance with the FDA’s current good manufacturing practices regulations for pharmaceuticals, or cGMPs. The second API in DUEXIS is famotidine, which is available from a number of international suppliers. We purchase famotidine manufactured by Dr. Reddy’s in India. Dr. Reddy’s has been audited by the FDA and found to be compliant in all aspects of the product. Our personnel have also completed audits of each supplier location and did not identify any critical cGMP deficiencies. We currently receive both APIs in powder form and each is blended with a number of U.S. Pharmacopeia inactive ingredients. We purchase DUEXIS in final, packaged form exclusively from sanofi-aventis U.S. for our commercial requirements for DUEXIS in North America and certain countries and territories in Europe, including the European Union member states and Scandinavia, and South America.

PENNSAID 2%

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo, we entered into an exclusive supply agreement with Nuvo. Under the supply agreement, Nuvo will manufacture and supply PENNSAID 2% to us at its manufacturing site in Varennes Québec, Canada. We have committed to a binding purchase order to Nuvo for delivery of PENNSAID 2%. In addition, at least 90 days prior to the first day of each calendar month during the term of the supply agreement, we are required to submit a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities. The initial term of our supply agreement is through December 31, 2022, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party.

A key excipient used in PENNSAID as a penetration enhancer is dimethyl sulfoxide, or DMSO. Horizon and Nuvo rely on a sole proprietary form of DMSO for which we maintain a substantial safety stock. However, should this supply become inadequate, damaged, destroyed or unusable, we and Nuvo may not be able to qualify a second source.

RAYOS/LODOTRA

We rely on well-established third-party manufacturers for the manufacture of RAYOS/LODOTRA. In Europe, we retain quality responsibility for RAYOS/LODOTRA by controlling the final release of products. We purchase the primary active ingredients for RAYOS/LODOTRA from Tianjin Tianyao Pharmaceuticals Co., Ltd. in China and from Sanofi Chimie SA in France.

We have contracted with Jagotec for the production of RAYOS/LODOTRA tablets. Jagotec produces RAYOS/LODOTRA operating through its affiliate SkyePharma. The SkyePharma production site in Lyon, France, complies with cGMP requirements and has been audited by the FDA for the production of several sustained release tablets employing SkyePharma’s GeoMatrix technology. In August 2011, SkyePharma leased their entire pharmaceutical manufacturing business to Aenova, and Aenova is now a subcontractor for Jagotec for the manufacture of RAYOS/LODOTRA, with our consent. We consider Aenova an experienced and reliable contract manufacturer dedicated largely to advanced oral dosage forms. The commercial scale production of RAYOS/LODOTRA tablets was implemented prior to the launch of LODOTRA in Europe in 2009. Under our manufacturing and supply agreement, we were required to purchase RAYOS/LODOTRA exclusively from Jagotec through April 2014, after which we are be able to purchase RAYOS/LODOTRA from other manufacturers if we choose.

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

Analytical testing of RAYOS/LODOTRA is conducted by PHAST GmbH, a German provider of contract analytical services. The packaging of RAYOS/LODOTRA tablets is conducted by Temmler in Munich, Germany. Temmler was acquired by the Aenova Group in December 2012. Catalent Pharma Solutions in Schorndorf, Germany is registered as a second packaging site for Europe and U.S. supplies.

VIMOVO

In November 2013, in connection with our asset purchase agreement with AstraZeneca for VIMOVO, we entered into a transitional supply agreement with AstraZeneca pursuant to which AstraZeneca supplied VIMOVO to us for commercialization in the United States through December 31, 2014. We have completed transitioning the supply chain to third parties (including the packaging).

As part of this transition, in November 2013, we entered into a manufacturing agreement with Patheon, who was AstraZeneca’s contract bulk supply manufacturer of VIMOVO, pursuant to which Patheon will manufacture and package VIMOVO for us through December 31, 2019. Naproxen and esomeprazole magnesium trihydrate, the APIs in VIMOVO, are manufactured by Patheon into finished packaged tablets at its Cincinnati, Ohio manufacturing site. In March 2014, we entered into a manufacturing and supply agreement with Divis Laboratories Limited, or Divis, in India for the supply of naproxen. Also, in March 2014, we entered into a manufacturing and supply agreement with Minakem Holding SAS, or Minakem, in France for the supply of esomeprazole magnesium trihydrate.

Distribution

Finished tablets of DUEXIS, RAYOS and VIMOVO, vials of ACTIMMUNE, and bottles of PENNSAID 2% are shipped to central third-party logistics FDA-compliant warehouses for storage and distribution into the supply chain. Our third-party logistics providers specialize in integrated operations that include warehousing and transportation services that can be scaled and customized to our needs based on market conditions and the demands and delivery service requirements for our products and materials. Their services eliminate the need to build dedicated internal infrastructures that would be difficult to scale without significant capital investment. Our third-party logistics provider warehouses all finished product in controlled FDA-registered facilities. Incoming orders are prepared and shipped through an order entry system to ensure just in time delivery of the products.

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

Coverage policies, third-party reimbursement rates and product pricing regulation may change at any time. Even if favorable coverage and adequate reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose extensive requirements upon the clinical development, pre-market approval, manufacture, labeling, marketing, promotion, pricing, import, export, storage and distribution of pharmaceutical products. These agencies and other regulatory agencies regulate research and development activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, storage, recordkeeping, advertising and promotion of drugs. Failure to comply with applicable FDA or foreign regulatory agency requirements may result in Warning Letters, fines, civil or criminal penalties, suspension or delays in clinical development, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations and biologics additionally under the Public Health Service Act. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually;

•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission to the FDA of an NDA or biologics license application, or BLA, as appropriate, after completion of all pivotal clinical trials;

•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with cGMP regulations; and

•	FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the product in the United States.

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

Clinical Trials. For purposes of NDA or BLA submission and approval, clinical trials are typically conducted in the following sequential phases, which may overlap:

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

The results of drug development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA, as appropriate. Applications also must contain extensive chemistry, manufacturing and control information. Applications must be accompanied by a significant user fee. Once the submission has been accepted for filing, the FDA’s goal is to review applications within 12 months of submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, eight months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA will typically conduct a pre-approval inspection of the manufacturer to ensure that the product can be reliably produced in compliance with cGMPs. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations. The FDA may deny approval of an application by issuing a Complete Response Letter if the applicable regulatory criteria are not satisfied. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Approval may occur with Risk Evaluation and Mitigation Strategies, or REMS, which limit the labeling, distribution or promotion of a drug product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

The DUEXIS, PENNSAID 2%, RAYOS and VIMOVO NDAs were submitted under Section 505(b)(2) of the FFDCA. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. This statutory provision permits the approval of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Act permits the applicant to rely in part upon the FDA’s findings of safety and effectiveness for previously approved products, such as ibuprofen, famotidine and prednisone.

DUEXIS, PENNSAID 2%, RAYOS and VIMOVO have obtained, and any other products of ours approved by the FDA could obtain, three years of Hatch-Waxman marketing exclusivity, based upon our conducting or sponsoring new clinical investigations that are essential to approval of the respective NDA. Under this form of exclusivity, the FDA would be precluded from approving a generic drug application or, in some cases, another 505(b)(2) application for a drug product for the protected conditions of approval (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications at any time. However, this form of exclusivity would not prevent the FDA from approving an NDA that relies on its own clinical data to support the change or innovation. Further, if another company obtains approval for either product candidate for the same indication we are studying before we do, our approval could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires.

Other Regulatory Requirements. Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping, annual product quality review, payment of product and manufacturing establishment fees and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Our products may be subject to REMS requirements that affect labeling, distribution or post market reporting. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form 483 and Untitled Letters or Warning Letters that could cause us or our third-party manufacturers to modify certain activities. A Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated cGMP or other FDA regulations or guidelines. In addition to Form 483 notices and Untitled Letters or Warning Letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA requires us to recall a drug from distribution or withdraw approval for that product.

The FDA closely regulates the post-approval marketing and promotion of pharmaceuticals, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet, including certain social media activities. Products may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental application, which may require us to develop additional data or conduct additional preclinical studies and clinical trials. Failure to comply with these requirements can result in adverse publicity, Warning Letters or “untitled letters”, corrective advertising and potential administrative, civil and criminal penalties, as well as damages, fines, withdrawal of regulatory approval, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to sell our products or operate our business and also adversely affect our financial results.

Physicians may, in their independent medical judgment, prescribe legally available pharmaceuticals for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use. Additionally, a significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for off-label uses and other sales practices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, false claims laws, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If our promotional activities, including any promotional activities that a contracted sales force may perform on our behalf, fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business. Thus, we are only permitted to market ACTIMMUNE, DUEXIS, PENNSAID 2%, RAYOS and VIMOVO for their approved indications and we could be subject to enforcement actions under various statutes if we engage in any off-label marketing.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution, including a drug pedigree which tracks the distribution of prescription drugs. Further, under the recently enacted Drug Quality and Security Act, drug manufacturers are subject to a number of requirements, including, product identification, tracing and verification, among others, that are designed to improve the detection and removal of counterfeit, stolen, contaminated or otherwise potentially harmful drugs from the U.S. drug supply chain. These requirements will be phased in over several years and compliance with this new law will likely increase the costs of the manufacture and distribution of drug products, which could have an adverse effect on our financial condition.

Outside the United States, our partners’ ability to market a product is contingent upon obtaining marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from country to country.

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

Healthcare Fraud and Abuse Laws. As a pharmaceutical company, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. For example, in the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. Violations of these laws can lead to civil and criminal penalties, including fines, imprisonment and exclusion from participation in federal healthcare programs. These laws are potentially applicable to manufacturers of products regulated by the FDA, such as us, and pharmacies, hospitals, physicians and other potential purchasers of such products.

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute may have been violated, and enforcement will depend on the relevant facts and circumstances. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute to state that a person or entity needs not have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or to have offered improper inducements to federal health care program beneficiaries to select a particular provider or supplier. The federal Anti-Kickback Statute is broad, and despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. In addition, where such activities involve foreign government officials, they may also potentially be subject to the Foreign Corrupt Practices Act. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities, including our activities with physician customers and pharmacies, as well as our activities pursuant to partnerships with other companies and pursuant to contracts with contract research organizations, could be subject to challenge under one or more of such laws.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. In addition, the ACA specified that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The federal False Claims Act has been the basis for numerous enforcement actions and settlements by pharmaceutical and other healthcare companies in connection with various alleged financial relationships with customers. In addition, a number of pharmaceutical manufacturers have reached substantial financial settlements in connection with allegedly causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. Certain marketing practices, including off-label promotion, may also violate false claims laws, as might violations of the federal physician self-referral laws, such as the Stark laws, which prohibit a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest and prohibit submission of a claim for reimbursement pursuant to a prohibited referral. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted similar fraud and abuse statutes or regulations, including, without limitation, false claims laws analogous to the False Claims Act, and laws analogous to the federal Anti-Kickback Statute, that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer, and there are also federal criminal false claims laws.

Separately, there are a number of other fraud and abuse laws that pharmaceutical manufacturers must be mindful of, particularly after a product candidate has been approved for marketing in the United States. For example, a federal criminal law enacted as part of, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. There are also federal civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, as well as federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

“Sunshine” and Marketing Disclosure Laws. There are an increasing number of federal and state “sunshine” laws that require pharmaceutical manufacturers to make reports to states on pricing and marketing information. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, and make periodic public disclosures on sales and marketing activities, and prohibiting certain other sales and marketing practices. In addition, a similar recently implemented federal requirement requires manufacturers, including pharmaceutical manufacturers, to track and report to the federal government certain payments and other transfers of value made to physicians and other healthcare professionals and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. The federal government began disclosing the reported information on a publicly available website in 2014. These laws may adversely affect our sales, marketing, and other activities with respect to our products in the United States by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

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

In General. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities, in the United States, could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant civil and criminal penalties, damages, fines, imprisonment, exclusion from participation in U.S. federal or state healthcare programs, and the curtailment or restructuring of our operations. To the extent that any product we make is sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, sunshine, government price reporting, and fraud laws may prove costly.

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

The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, the ACA. The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. The ACA is likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of drug products, including our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Employees

As of December 31, 2014, we had approximately 535 full-time employees as a consolidated entity. Of our employees as of December 31, 2014, approximately 30 were engaged in development, regulatory and manufacturing activities, approximately 440 were engaged in sales and marketing and approximately 65 were engaged in administration, including business development, finance, information systems, facilities and human resources. None of our employees is subject to a collective bargaining agreement. We consider our employee relations to be satisfactory.

Available Information

We make available free of charge on or through our internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We also regularly post copies of our press releases as well as copies of presentations and other updates about our business on our website. Our internet address is www.horizonpharma.com. The information contained in or that can be accessed through our website is not part of this report. Information is also available through the Securities and Exchange Commission’s website at www.sec.gov or is available at the Securities and Exchange Commission’s Public Reference Room located at 100 F Street, NE, Washington DC, 20549. Information on the operation of the Public Reference Room is available by calling the Securities and Exchange Commission at 800-SEC-0330.

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

Risks Related to Our Business and Industry

Our ability to generate revenues from our products is subject to attaining significant market acceptance among physicians, patients and healthcare payers.

Our current products, and other product or product candidates that we may develop, acquire, or in-license, such as PENNSAID 2% which we began commercializing in January 2015, may not attain market acceptance among physicians, patients, healthcare payers or the medical community. In the U.S. market, we began marketing DUEXIS in December 2011. We began commercial sales of RAYOS, which was approved by the U.S. Food and Drug Administration, or FDA, in July 2012, to a subset of rheumatologists in the fourth quarter of 2012 with the full launch to the majority of U.S. rheumatologists and key primary care physicians in late January 2013. VIMOVO was launched in the U.S. market in the fourth quarter of 2010 by AstraZeneca AB, or AstraZeneca, under its license from Pozen Inc., or Pozen. Following our acquisition of the U.S. rights to VIMOVO in November 2013, we began marketing VIMOVO in the first quarter of 2014. ACTIMMUNE was originally launched in the U.S. market in March 1991 by Genentech and in June 2012, Vidara Therapeutics International plc, or Vidara, acquired the intellectual property rights and certain assets related to the ACTIMMUNE product line. In September 2014, the businesses of Horizon Pharma, Inc. and Vidara were combined, and as a result we assumed the commercialization of ACTIMMUNE. In October 2014 we entered into an asset purchase agreement with Nuvo Research Inc. to acquire the U.S. rights to PENNSAID 2%, and we began commercializing PENNSAID 2% in the United States in January 2015. Outside the United States, LODOTRA has been sold in a limited number of countries and sales may not grow to expected levels, in part because we depend on our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, for commercialization outside the United States. With respect to DUEXIS, we have only received marketing approval in the United Kingdom, or UK, thus far, and even if it is approved in other European countries, we do not expect the opportunity in Europe to be material to our business given the current state of the market in Europe for pain products and the revenue being generated by existing branded non-steroidal anti-inflammatory drugs, or NSAIDs, in Europe. There have been no sales of DUEXIS in the UK thus far. We believe that the degree of market acceptance and our ability to generate revenues from our products will depend on a number of factors, including:

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

•	availability of coverage and adequate reimbursement and pricing from government and other third-party payers;

•	the performance of our distribution partners, over which we have limited control;

•	potential or perceived advantages or disadvantages of our products over alternative treatments, including cost of treatment and relative convenience and ease of administration;

•	strength of sales, marketing and distribution support;

•	the price of our products, both in absolute terms and relative to alternative treatments;

•	impact of past and limitation of future product price increases;

•	our ability to maintain a continuous supply of product for commercial sale;

•	the effect of current and future healthcare laws; and

•	product labeling or product insert requirements of the FDA or other regulatory authorities.

With respect to DUEXIS and VIMOVO, studies indicate that physicians do not commonly co-prescribe gastrointestinal, or GI, protective agents to high-risk patients taking NSAIDs. We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs of the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions. If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS and VIMOVO will be limited. Some physicians may also be reluctant to prescribe DUEXIS or VIMOVO due to the inability to vary the dose of ibuprofen and naproxen, respectively, or if they believe treatment with NSAIDs or GI protective agents other than those contained in DUEXIS and VIMOVO, including those of our competitors, would be more effective for their patients. With respect to each of DUEXIS, PENNSAID 2%, RAYOS/LODOTRA and VIMOVO, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers. With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to further penetrate this limited market and obtain marketing approval for additional indications. If our current products or any other product that we may seek approval for, acquire or in-license fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects.

Our current business plan is highly dependent upon our ability to successfully execute on our sales and marketing strategy for the commercialization of ACTIMMUNE, DUEXIS, PENNSAID 2%, RAYOS/LODOTRA and VIMOVO. If we are unable to successfully execute on our sales and marketing strategy, we may not be able to generate significant product revenues or execute on our business plan.

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercialization of our products in the U.S. market. We may not be able to successfully commercialize ACTIMMUNE, DUEXIS, PENNSAID 2%, RAYOS or VIMOVO in the United States. Prior to our commercial launch of DUEXIS in the United States in December 2011, we did not have any experience commercializing pharmaceutical products on our own. LODOTRA was commercially launched in Europe by our exclusive distribution partners Merck Serono and Mundipharma. In order to commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Although we have expanded our sales force to approximately 375 sales representatives, consisting of 325 primary care sales representatives and 50 sales representatives in specialty and orphan diseases business areas, in connection with our recent acquisition of the U.S. rights to PENNSAID 2%, we currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market these products and any additional products we may acquire or in-license will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

As a result of the evolving role of various constituents in the prescription decision making process, we adjusted the profile of the sales representatives we hire from those with traditional pharmaceutical sales experience to those with successful business to business experience. For example, we have faced challenges due to pharmacists increasingly switching a patient’s intended prescription from DUEXIS and VIMOVO to a generic or over the counter brand of their active ingredients. We have faced similar challenges for RAYOS with respect to generic brands and could face similar challenges with respect to PENNSAID 2% due to the availability of generic versions of PENNSAID 1.5%. While we believe the profile of our representatives is better suited for this evolving environment, we cannot be certain that our representatives will be able to successfully protect DUEXIS, PENNSAID 2%, RAYOS and VIMOVO prescriptions or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel. To the extent we rely on additional third parties to commercialize any approved products, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts. In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization, we would not be able to commercialize our product candidates and execute on our business plan.

Legislation enacted in most states in the United States allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Because our products do not currently have FDA-approved generic equivalents in the United States, we do not believe our products should be subject to mandatory generic substitution laws. However we understand that some pharmacies and payors may attempt to reduce costs by obtaining physician authorization to switch prescriptions for DUEXIS or VIMOVO to prescriptions for multiple generic products with similar active pharmaceutical ingredients. Accordingly, a key part of our commercial strategy is to encourage physicians to have their patients agree to prescriptions through PME. Through PME, physicians can have their uninsured or commercially insured patients’ prescriptions for our products shipped directly to the patient. Through the PME program, we provide financial assistance to reduce eligible patient’s out of pocket costs for prescriptions filled via a participating mail order pharmacy. Because the patient out of pocket cost for our products when dispensed through the PME program may be significantly lower than such costs when our products are dispensed outside of the PME program, prescriptions that are filled through our PME program are therefore less likely to be subject to the efforts of traditional pharmacies to switch a physician’s intended prescription of our products to a generic or over the counter brand. We expect that continued adoption of our PME program by physicians and patients will be important to our ability to gain market share for our products as pressure from healthcare payors and PBMs to use less expensive generic or over the counter brands instead of branded products increases. For example, two of the largest PBMs, which we estimate to currently control approximately 20% to 30% of prescriptions for DUEXIS and VIMOVO, placed DUEXIS and VIMOVO on their exclusion lists beginning in 2015. Additional healthcare plans, including those that contract with these PBMs but use different formularies, may also choose to exclude our products from their formularies or restrict coverage to situations where a generic or over-the-counter product has been tried first. To the extent we are unable to successfully encourage physicians to direct prescriptions currently filled through traditional pharmacies, including those associated with/controlled by these PBMs, to our PME program, we may experience a significant decline in DUEXIS and VIMOVO prescriptions as a result of formulary exclusions. Our ability to increase adoption of our PME program will depend on physician and patient awareness and comfort with the program, and we have limited ability to influence whether physicians use our PME program to prescribe our products or whether patients will agree to receive their products through the PME program. In addition, the PME program is only available to patients with commercial insurance or who are uninsured, and is not available to federal health care program (such as Medicare and Medicaid) beneficiaries. If we are unable to increase adoption of our PME program for filling prescriptions of our products, our ability to maintain or increase prescriptions for our products will be impaired. In addition, we depend on a limited number of PME pharmacies to fulfill patient prescriptions under the PME program. If these PME pharmacies are unable to process and fulfill the volume of patient prescriptions directed to them under the PME program, our ability to maintain or increase prescriptions for our products will be impaired. The commercialization of our products and our operating results could be affected should any of the PME pharmacies choose not to continue participation in our PME program or by any adverse events at any of those PME pharmacies.

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

Our future prospects are highly dependent on the success of our current products, and we may not be able to successfully commercialize these products. Failure to do so would adversely impact our financial condition and prospects.

A substantial majority of our resources are focused on the commercialization of our current products. Our ability to generate significant product revenues and to achieve commercial success in the near-term will initially depend almost entirely on our ability to successfully commercialize these products in the United States. DUEXIS has been approved for marketing in the UK but is not yet approved in any other countries in Europe and therefore, unless we obtain regulatory approval in other countries, DUEXIS may not be commercialized to any significant extent outside of the United States. Even if DUEXIS is approved in other European countries, we do not expect the opportunity in Europe to be material to our business given the current state of the market in Europe for pain products and the revenue being generated by existing branded NSAIDs in Europe. Following our acquisition of the U.S. rights to VIMOVO in November 2013 and PENNSAID 2% in October 2014, our strategy has included bringing both products’ pricing in-line with DUEXIS, thereby significantly increasing the value we realize per prescription, and also increasing sales and marketing support to drive growth in prescriptions. We cannot guarantee that this strategy will continue to be effective generally, due to negative reactions to price increases or otherwise. Our strategy for RAYOS is to solely focus on the rheumatology indications approved for RAYOS where our Phase 3 clinical trial data supports our commercial plans. We initially launched RAYOS in the United States to a subset of rheumatologists in the fourth quarter of 2012, and the full launch to the majority of U.S. rheumatologists and key primary care physicians occurred in late January 2013. Our strategy with respect to ACTIMMUNE includes pricing increases, pursuing label expansion for additional indications, such as Friedreich’s ataxia, or FA, and possible expansions of our sales force, but we cannot be certain that our pricing strategy will not result in downward pressure on sales or that we will be able to successfully complete clinical trials and obtain regulatory approvals in additional indications. Although LODOTRA is approved for marketing in more than 35 countries outside the United States, to date it has only been marketed in a limited number of countries. While we anticipate that LODOTRA will be marketed in additional countries as our distribution partner, Mundipharma, formulates its reimbursement strategy, the ability to market LODOTRA in additional countries will depend on Mundipharma’s ability to obtain reimbursement approvals in these countries. Even if we obtain additional marketing and reimbursement approvals, our product revenues in Europe are entirely dependent upon the marketing efforts of our exclusive distribution partner, over which we have no control. Before we can market and sell these products in a particular jurisdiction, we need to obtain necessary regulatory approvals (from the FDA in the United States and from similar foreign regulatory agencies in other jurisdictions) and in some jurisdictions, reimbursement authorization. There are no guarantees that we or our commercialization partners will obtain any additional regulatory approvals for our products. Even if we or our commercialization partners obtain additional regulatory approvals, we may never generate significant revenues from any commercial sales of our products. If we fail to successfully commercialize our current and future products, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution and other possible activities relating to our products and our product candidates are, and will be, subject to extensive regulation by the FDA and other regulatory agencies. Failure to comply with FDA and other applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions.

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

Our limited history of commercial operations makes evaluating our business and future prospects difficult, and may increase the risk of any investment in our ordinary shares.

Following our acquisition of Vidara in September 2014 and our acquisition of the U.S. rights to PENNSAID 2% from Nuvo in October 2014, we have five products approved in the United States, one product with broad approval for commercial sale in Europe, and another product approved only for commercial sale in the UK thus far. RAYOS/LODOTRA has been approved in the United States and over 37 other countries, including Australia, Columbia and select countries within Europe and Asia. However, we have a limited history of marketing LODOTRA through our distribution partners, and LODOTRA is not yet marketed in all of the countries where it has been approved. We began the commercial sale of DUEXIS in the United States in November 2011, the commercial sale of RAYOS in the United States in the fourth quarter of 2012, the commercial sale of VIMOVO in the United States in the first quarter of 2014 and the commercial sale of ACTIMMUNE as a combined company with Vidara in September 2014. We began commercializing PENNSAID 2% in the United States in

January 2015. We face considerable risks and difficulties as a company with limited commercial operating history, particularly as a global consolidated entity with operating subsidiaries that also have limited operating histories. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. Our limited commercial operating history, including our limited history commercializing PENNSAID 2% and VIMOVO and, as a combined company, ACTIMMUNE, makes it particularly difficult for us to predict our future operating results and appropriately budget for our expenses. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. For example, we may underestimate the resources we will require to successfully integrate our commercial organization with Vidara’s or to commercialize VIMOVO, ACTIMMUNE and PENNSAID 2% within our organization or not realize the benefits we expect to derive from our recent acquisitions.

We have U.S. rights to ACTIMMUNE, PENNSAID 2% and VIMOVO but have no control over the activities of Boehringer Ingelheim to commercialize ACTIMMUNE outside the United States, Canada and Japan, AstraZeneca to commercialize VIMOVO outside of the United States or Nuvo or its licensees to commercialize PENNSAID 2% outside the United States, which could adversely impact commercialization of ACTIMMUNE, PENNSAID 2% and VIMOVO in the United States.

AstraZeneca has retained its existing rights to VIMOVO in territories outside of the United States, including the right to use the VIMOVO name and related trademark. Similarly, Nuvo has retained its rights to PENNSAID 2% in territories outside of the United States and has announced its intention to seek commercialization partners outside the United States. We have little or no control over AstraZeneca’s activities with respect to VIMOVO outside of the United States or over Nuvo’s or its future commercial partners activities with respect to PENNSAID 2% outside of the United States, even though those activities could impact our ability to successfully commercialize PENNSAID 2% and VIMOVO in the United States. For example, Nuvo or its assignees or AstraZeneca or its assignees can make statements or use promotional materials with respect to PENNSAID 2% or VIMOVO, respectively, outside of the United States that are inconsistent with our positioning of the products in the United States, and could sell PENNSAID 2% or VIMOVO, respectively, in foreign countries, including Canada, at prices that are dramatically lower than the prices we charge in the United States. These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States, in particular because AstraZeneca is continuing to market VIMOVO outside the United States under the same VIMOVO brand name that we are using in the United States. In addition, product recalls or safety issues with r PENNSAID 2% or VIMOVO outside the United States, even if not related to the commercial product we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market PENNSAID 2% and VIMOVO. We also rely on Nuvo and AstraZeneca or its assignees to provide us with timely and accurate safety information regarding the use of PENNSAID 2% or VIMOVO, respectively, outside of the United States, as we have or will have limited access to this information ourselves.

We rely on third parties to manufacture commercial supplies of all of our products, and we currently intend to rely on third parties to manufacture commercial supplies of any other approved products. The commercialization of any of our products could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.

The facilities used by our third-party manufacturers to manufacture our products and product candidates must be approved by the applicable regulatory authorities. We do not control the manufacturing processes of third-party manufacturers and are currently completely dependent on our third-party manufacturing partners sanofi-aventis U.S. LLC, or sanofi-aventis U.S., operating through Valeant Pharmaceuticals International, Inc., or Valeant, its manufacturing partner located in Laval, Canada for production of DUEXIS, and Jagotec AG, or Jagotec, a wholly-owned subsidiary of SkyePharma PLC, located in Lyon, France, for production of RAYOS/LODOTRA. In August 2011, SkyePharma leased their entire pharmaceutical manufacturing business to Aenova France SAS, or Aenova. As such, Aenova is now a subcontractor for Jagotec for the manufacture of RAYOS/

LODOTRA, with our consent. Sanofi Winthrop Industrie in France has been qualified as a backup manufacturer for DUEXIS. Bayer Pharma AG in Germany has been qualified as a backup manufacturer for RAYOS/LODOTRA. In December 2011, Valeant acquired Dermik, a dermatology unit of sanofi-aventis U.S., which includes the Laval, Canada site. Although, Valeant has taken over management and operations at the Laval, Canada facility, our manufacturing agreement remains with sanofi-aventis U.S. We purchase the primary active ingredients for DUEXIS from BASF Corporation in Bishop, Texas and Dr. Reddy’s in India, and the primary active ingredient for RAYOS/LODOTRA from Tianjin Tianyao Pharmaceuticals Co., Ltd. in China and Sanofi Chimie in France.

In connection with our acquisition of the U.S. rights to VIMOVO, we have entered into a long-term master manufacturing services and product agreement with Patheon Pharmaceuticals Inc., or Patheon, for the supply of finished VIMOVO product. We have entered into long-term supply agreements with Divis Laboratories Limited and Minakem Holding SAS for the supply of the active pharmaceutical ingredients, or APIs, of VIMOVO. In addition, we are required to obtain AstraZeneca’s consent prior to engaging any third-party manufacturers for esomeprazole, one of the APIs in VIMOVO, other than the third-party manufacturer(s) used by AstraZeneca or its affiliates or licensees. To the extent such manufacturers are unwilling or unable to manufacture esomeprazole for us on commercially-acceptable terms, we cannot guarantee that AstraZeneca would consent to our use of alternate sources of supply.

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

With respect to PENNSAID 2%, we rely on an exclusive supply agreement with Nuvo for manufacturing and supply. If Nuvo licenses its rights to PENNSAID 2% to commercialization partners outside of the United States, it is possible that Nuvo would also agree to manufacture and supply PENNSAID 2% for those partners. In that case, we would have no guarantee that fulfilling demand for PENNSAID 2% in territories outside the United States would impair Nuvo’s ability to supply us with our requested quantities of PENNSAID 2% in the Unites States. In addition, while our supply agreement with Nuvo provides for the qualification of additional manufacturing sites for PENNSAID 2%, we and Nuvo may not be successful in finding alternative manufacturers to supply PENNSAID 2% or agreeing to commercially reasonable terms with alternate suppliers. A key excipient used in PENNSAID as a penetration enhancer is dimethyl sulfoxide, or DMSO. Horizon and Nuvo rely on a sole proprietary form of DMSO for which we maintain a substantial safety stock. However, should this supply become inadequate, damaged, destroyed or unusable, we and Nuvo may not be able to qualify a second source.

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

In addition, we do not have the capability to package any of our products for distribution. Consequently, we have entered into an agreement with Temmler Werke GmbH, or Temmler, for packaging of RAYOS/LODOTRA in certain European countries and in the United States, as well as any additional countries as may be agreed to by the parties. At the end of 2012, Temmler was acquired by the Aenova Group. Valeant manufactures and supplies DUEXIS to us in final, packaged form for the United States as well as any additional countries as may be agreed to by the parties. Patheon supplies final, packaged VIMOVO product pursuant to the master manufacturing services and product agreement we executed in connection with our acquisition of the U.S. rights to VIMOVO. Boehringer Ingelheim supplies final, packaged ACTIMMUNE to us and Nuvo is obligated to supply final, packaged PENNSAID 2% to us, in each case under exclusive supply agreements.

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

We have experienced recent growth and have expanded the size of our organization substantially in connection with our acquisition of the U.S. rights to VIMOVO in November 2013, our acquisition of Vidara in September 2014 and our acquisition of the U.S. rights to PENNSAID 2% in October 2014, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future product acquisitions or company acquisitions.

As of December 31, 2010, we employed approximately 40 full-time employees as a consolidated entity. In anticipation of the commercial launch of DUEXIS, we hired approximately 80 sales representatives during the period from September 2011 through October 2011. Recently, we further increased the size of our sales force in connection with our acquisition of PENNSAID 2% to a total of approximately 375 sales representatives. As of December 31, 2014 and 2013, we employed approximately 535 and 463 full-time employees, respectively, as a consolidated entity. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our products, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

As our commercialization plans and strategies continue to develop, we will need to continue to recruit and train sales and marketing personnel and expect to need to expand the size of our employee base for managerial, operational, financial and other resources as a result of our recent acquisitions of Vidara and PENNSAID 2%. Our ability to manage any future growth effectively may require us to, among other things:

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

In particular, the merger of the businesses of Horizon Pharma, Inc. and Vidara Therapeutic International plc is subject to numerous uncertainties and risks and will require significant efforts and expenditures. For example, we have transitioned Horizon Pharma, Inc. from a standalone public Delaware corporation to being part of a combined company organized in Ireland. This combination has resulted in many changes, including significant changes in the corporate business and legal entity structure, the integration of Vidara and its personnel with those of Horizon, and changes in systems. We are currently undertaking numerous complex transition activities, and we may encounter unexpected difficulties or incur unexpected costs, including:

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

As DUEXIS and RAYOS were not fully commercially launched in the United States until January 2012 and January 2013, respectively, and we did not begin commercializing VIMOVO and PENNSAID 2% in the United States until the first quarter of 2014 and 2015, respectively, the members of our sales force have limited experience promoting the products. In addition, while the members of our sales force promoting ACTIMMUNE were previously promoting the product prior to the merger of the Horizon and Vidara businesses, we have limited experience marketing ACTIMMUNE under Horizon’s commercial organization. As a result, we are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense our products. In addition, we must train our sales force to ensure that a consistent and appropriate message about our products is being delivered to our potential customers. Our sales representatives may also experience challenges promoting multiple products when they call on physicians and their office staff. This is particularly true with respect to DUEXIS, since VIMOVO is approved for similar indications and prescribed to similar patients, and prior to 2014 our sale representatives had previously been incentivized to increase DUEXIS market share at the expense of VIMOVO. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives. As a result of the managed care environment and pharmacies switching patient’s prescriptions to a generic or over the counter brand, we have had to adjust the profile of the sales representatives we hire from the traditional pharmaceutical representative to a representative with business to business experience that is focused on the total office call in order to protect the prescription the physician has written and ensure the patient receives what their doctor ordered. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of our products and their proper administration and label indication, as well as our PME program, our efforts to successfully commercialize our products could be put in jeopardy, which could have a material adverse effect on our financial condition, share price and operations.

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

DUEXIS and VIMOVO face competition from Celebrex®, marketed by Pfizer, and several other branded NSAIDs. DUEXIS and VIMOVO also face significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers. Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS or VIMOVO. PENNSAID 2% faces competition from generic versions of PENNSAID 1.5% that are priced significantly less than the price we charge for PENNSAID 2% and Voltaren Gel, marketed by Endo Pharmaceuticals, which is the market leader in the topical NSAID category. Legislation enacted in most states in the United States allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe DUEXIS, PENNSAID 2% or VIMOVO, those prescriptions may not result in sales. If we are unsuccessful in convincing physicians to complete prescriptions through our PME program or otherwise provide prescribing instructions prohibiting the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS or generic naproxen and branded Nexium® (esomeprazole) as a substitute for VIMOVO or generic PENNSAID 1.5% as a substitute for PENNSAID 2%, sales of DUEXIS, PENNSAID 2% and VIMOVO may suffer despite any success we may have in promoting DUEXIS, PENNSAID 2% or VIMOVO to physicians. In addition, other product candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known to us, may be developed and compete with DUEXIS or VIMOVO, respectively, in the future.

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

On July 15, 2013, we received a Paragraph IV Patent Certification from Watson Laboratories, Inc. — Florida, known as Actavis Laboratories FL, Inc., or Watson, advising that Watson had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On August 26, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Watson, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc., or collectively WLF, seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124 and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. We, together with Jagotec have granted WLF a covenant not to sue with respect to US Patent Nos. 6,677,326 and 8,168,218, respectively, and accordingly these patents have been dismissed from the lawsuit. The court held a claim construction hearing on October 16, 2014, and issued its opinion and order on claim construction on November 10, 2014, adopting our proposed construction of both of the disputed claim terms. The court has scheduled expert discovery in the WLF action to be completed by June 2, 2015, and has set the pretrial conference for September 10, 2015. The trial date will be set following the pretrial conference.

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

On November 13, 2014, we received a Paragraph IV Patent Certification from Watson advising that Watson had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On December 23, 2014, we filed suit in the United States District Court for the District of New Jersey against Watson seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Watson has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450,

8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Watson’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Watson action.

On December 2, 2014, we received a Paragraph IV Patent Certification against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,741,956 from Paddock advising that Paddock had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On January 9, 2015, we received from Paddock another Paragraph IV Patent Certification against newly Orange Book listed U.S. Patent No. 8,871,809. Paddock has not advised us as to the timing or status of the FDA’s review of its filing. On January 13, 2015 and January 14, 2015, we filed suit in the United States District Court for the District of New Jersey and the United States District Court for the District of Delaware, respectively, against Paddock seeking an injunction to prevent the approval of the ANDA. The lawsuits alleged that Paddock has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Paddock’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The courts have not yet set trial dates for the Paddock actions.

Currently, patent litigation is pending in the United States District Court for the District of New Jersey against four generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey and have been consolidated for discovery purposes. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively, Dr. Reddy’s; (ii) Lupin Ltd. and Lupin Pharmaceuticals Inc., or collectively, Lupin; (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc., or collectively, Mylan; and (iv) Watson Laboratories, Inc. — Florida, known as Actavis Laboratories FL, Inc. and Actavis Pharma, Inc., or collectively, Actavis. Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen Pharmaceuticals Inc., or Anchen, was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. We understand that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen VIMOVO patents, which are still the subject of patent litigations. As part of our acquisition of the U.S. rights to VIMOVO, we have taken over and are responsible for the patent litigations that include the Pozen patents licensed to us under the Pozen license agreement.

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

On or about December 19, 2014, we filed a Notice of Opposition to a European patent, EP 2611457, to Roberto Testi, et al., covering compositions and methods for treating FA with interferon gamma, e.g., ACTIMMUNE. In the European Union, the grant of a patent may be opposed by one or more private parties.

On February 2, 2015, we received a Paragraph IV Patent Certification against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 from Taro

Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd., or collectively Taro, advising that Taro had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Taro has not advised us as to the timing or status of the FDA’s review of its filing. We are still in the process of evaluating the Paragraph IV Patent Certification, and it is anticipated we will file suit against Taro within the statutorily prescribed 45 day time limit.

If we are unsuccessful in any of the on-going patent litigations, we will likely face generic competition with respect to VIMOVO, PENNSAID 2% and/or RAYOS and our sales of VIMOVO, PENNSAID 2% and/or RAYOS will be substantially harmed.

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

Our business operations may subject us to numerous commercial disputes, claims and/or lawsuits.

Operating in the pharmaceutical industry, particularly the commercialization of pharmaceutical products, involves numerous commercial relationships, complex contractual arrangements, uncertain intellectual property rights, potential product liability and other aspects that create heightened risks of disputes, claims and lawsuits. In particular, we may face claims related to the safety of our products, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters. Any commercial dispute, claim or lawsuit may divert our management’s attention away from our business, we may incur significant expenses in addressing or defending any commercial dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results.

We are currently in litigation with multiple generic drug manufacturers regarding intellectual property infringement. For example, we are currently involved in Hatch Waxman litigation with generic drug manufacturers related to RAYOS and VIMOVO. Litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us.

Similarly, from time to time we are involved in disputes with distributors, PBMs and licensing partners regarding their and our rights and performance of obligations under contractual arrangements. For example, we previously entered into a rebate agreement with a PBM, pursuant to which we were required to pay certain rebates on certain of our products that were reimbursed by health plans contracting with the PBM with respect to their formularies. In 2014, we sent a notice alerting the PBM of certain material breaches by the PBM under the agreement and indicating that the agreement would automatically terminate if the material breaches were not cured within 30 days. Among other things, the breaches by the PBM involved repeated invoices that included claims for rebates which were not eligible for payment under the agreement. Following the 30-day period, during which the PBM did not take action to cure the breaches or formally respond to the notice, we sent another notice informing the PBM that the agreement was terminated as of the end of the 30-day period in accordance with its terms and we ceased paying further rebates under the agreement. On November 6, 2014, we received a letter from the PBM asserting that the breaches we alleged in our termination notice were not material breaches and therefore the agreement was not terminated and remains in effect. In addition, the PBM claimed that we owe $38.5 million in past price protection and utilization rebates related to VIMOVO and DUEXIS, in addition to further rebates on sales of VIMOVO and DUEXIS continuing after the date we believe the agreement was terminated. The substantial majority of these rebate claims relate to price protection rebates on VIMOVO which we believe are precluded under the agreement, particularly because VIMOVO was not covered under the agreement until after we had established an initial price for VIMOVO under a Horizon-owned National Drug Code, or NDC. Based upon the terms of the agreement and the PBM’s actions, we believe that the PBM’s claims in its November 6, 2014 letter are without merit and we intend to vigorously defend against them. However, we cannot predict the outcome of this dispute, including whether it will result in litigation. If we are unsuccessful in defending against the PBM’s claims, and in light of the significant number of health plans that contract with the PBM, we could be forced to make substantial payments to the PBM for past and/or future rebates, at least through 2014. While the stated term of the agreement was through 2015, even if the PBM successfully argued that we did not validly terminate the contract due to material breach, we do not expect that we would owe further rebates in 2015 based on certain actions of the PBM. We cannot guarantee, however, that the PBM would not attempt to make arguments to the contrary. We also believe that we may have claims for damages that we could assert against the PBM. In any event, resolving the dispute with the PBM or being subject to related litigation may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us.

A variety of risks associated with operating our business and marketing our products internationally could materially adversely affect our business.

In addition to our U.S. operations, we have operations in Ireland, Bermuda, Luxembourg, Switzerland and Germany. Moreover, LODOTRA is currently being marketed in a limited number of countries outside the United States, and Mundipharma is in the process of obtaining pricing and reimbursement approval for, and preparing to market, LODOTRA in other European countries, as well as in certain Asian, Latin American, Middle Eastern and African countries. Also, Grünenthal S.A. is in the registration process for the commercialization of DUEXIS in Latin America. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

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

A key element of our strategy is to develop, acquire or in-license and commercialize a portfolio of other products or product candidates in addition to our current products. Because we do not engage in proprietary drug discovery, the success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire or in-license approved or clinically enabled product candidates for therapeutic indications that complement or augment our current products, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting, acquiring or licensing promising products or product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product or product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire or license suitable products or product candidates from third parties on terms acceptable to us, or unable to raise capital required to acquire or in-license new products, our business and prospects will be limited.

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

In addition, if we fail to successfully commercialize and further develop our products, there is a greater likelihood that we will fail to successfully develop a pipeline of other product candidates to follow our existing products or be able to acquire other products to expand our existing portfolio, and our business and prospects would be harmed.

Our November 2013 acquisition of the U.S. rights to VIMOVO, the September 2014 merger with Vidara and our October 2014 acquisition of the U.S. rights to PENNSAID 2%, and any other strategic transactions that we may pursue in the future could have a variety of negative consequences, and we may not realize the benefits of such transactions or attempts to engage in such transactions.

We acquired the U.S. rights to VIMOVO in November 2013, merged the businesses of Horizon Pharma, Inc. and Vidara in September 2014 and acquired the U.S. rights to PENNSAID 2% in October 2014, and from time to time, we may seek to engage in additional strategic transactions with third parties, such as acquisitions of companies or divisions of companies, asset purchases or in-licensing of products or product candidates or technologies that we believe will complement or augment our existing business. We may also consider a variety of other business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and other investments. Any such transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose significant integration challenges, create additional tax, legal, accounting and operational complexities in our business, require additional expertise, result in dilution to our existing shareholders and disrupt our management and business, which could harm our operations and financial results. For example, in connection with our acquisition of the U.S. rights to VIMOVO, we assumed primary responsibility for the existing patent infringement litigation with respect to VIMOVO, and have also agreed to reimburse certain legal expenses of Pozen with respect to its continued involvement in such litigation, and we expect that this will result in substantial on-going expenses and potential distractions to our management team. Moreover, we face significant competition in seeking appropriate strategic transaction opportunities and the negotiation process for any strategic transaction can be time-consuming and complex. In addition, we may not be successful in our efforts to engage in certain strategic transactions because our financial resources may be insufficient and/or third parties may not view our commercial and development capabilities as being adequate. We may not be able to expand our business or realize our strategic goals if we do not have sufficient funding or cannot borrow or raise additional capital. There is no assurance that following our acquisition of the U.S. rights to VIMOVO, the merger with Vidara, our acquisition of the U.S. rights to PENNSAID 2% or any other strategic transaction, we will achieve the anticipated revenues, net income or tax benefits that we believe to justify such transaction. In addition, any failures or delays in entering into strategic transactions anticipated by analysts or the investment community could result in a decline in our share price.

We may not be able to successfully maintain our current advantageous tax status and resulting tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.

We are incorporated in Ireland and maintain subsidiaries in multiple jurisdictions, including Ireland, the United States, Switzerland, Luxembourg, Germany and Bermuda. Prior to our Merger, Vidara was able to achieve a favorable tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. We are continuing a substantially similar structure and arrangements. Taxing authorities, such as the U.S. Internal Revenue Service, or IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We expect that these challenges will continue as a result of the recent increase in scrutiny and political attention on corporate tax structures. The IRS may challenge our structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The IRS may not agree with our conclusion that we should be treated as a foreign corporation for U.S. federal income tax purposes following the combination of the businesses of Horizon Pharma, Inc. and Vidara Therapeutics International plc.

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

Under Section 7874, and as a result of the fact that the former shareholders of Horizon owned (within the meaning of Section 7874) less than 80% (by both vote and value) of the combined entity’s stock immediately after the merger, we believe we qualify as a foreign corporation for U.S. federal income tax purposes following the merger. However, there can be no assurance that there will not exist in the future a subsequent change in the facts or in law which might cause us to be treated as a domestic corporation for U.S. federal income tax purposes, including with retroactive effect.

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

Future changes to U.S. and non-U.S. tax laws could materially adversely affect us.

Under current law, we expect to be treated as a foreign corporation for U.S. federal income tax purposes following the Vidara merger. However, changes to the rules in Section 7874 of the Code or regulations promulgated thereunder or other guidance issued by the Treasury or the IRS could adversely affect our status as a foreign corporation for U.S. federal income tax purposes, and any such changes could have prospective or retroactive application to us or our shareholders. On May 20, 2014 Senator Carl Levin and Representative Sander M. Levin introduced The Stop Corporate Inversions Act of 2014 (the “bill”) in the Senate and House of Representatives, respectively. In its current form, the bill would treat us as a U.S. Corporation as a result of the former shareholders of Horizon Pharma, Inc. owning 50% or more of the combined entity’s stock immediately following the Vidara merger. If enacted, the bill would apply to taxable years ending after May 8, 2014 and does not contain an exception for transactions subject to a binding commitment on that date. Additionally, in September 2014, legislation was introduced in the U.S. Senate that seeks to address the practice of earnings stripping by companies that move their domicile overseas. Furthermore, the Department of the Treasury and the IRS provided notice in September 2014 that the agencies intend to issue regulations to reduce the tax benefits of certain inversion transactions.

In addition, the U.S. Congress, the Organization for Economic Co-operation and Development, and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations and there are several current legislative and administrative proposals that, if enacted, would substantially change the U.S. federal income tax system as it relates to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the United States and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could materially and adversely affect us.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our executive committee comprised of our Chairman, President and Chief Executive Officer, Timothy P. Walbert; our Executive Vice President and Chief Business Officer, Robert F. Carey; our Executive Vice President and Chief Financial Officer, Paul W. Hoelscher; our Executive Vice President, Corporate Secretary and Managing Director, Ireland, David Kelly; our Executive Vice President and Chief Commercial Officer, John J. Kody; our Executive Vice President, Corporate Development, Barry J. Moze; and our Executive Vice President, Research and Development and Chief Medical Officer, Jeffrey W. Sherman, M.D. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide incentive stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

We are, with respect to our current products, and will be, with respect to any other product or product candidate for which we obtain FDA approval or acquire or in-license, subject to ongoing FDA obligations and continued regulatory review, which may result in significant additional expense. Additionally, any other product candidate, if approved by the FDA, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we obtain for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. In addition, with respect to our currently FDA-approved products (and with respect to our product candidates, if approved), the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, good clinical practices, or GCPs, international conference on harmonization regulations, or ICH regulations, and good laboratory practices, or GLPs, which are regulations and guidelines enforced by the FDA for all of our products in clinical development, for any clinical trials that we conduct post-approval. In connection with our November 2013 acquisition of the U.S. rights to VIMOVO, we assumed responsibility for completing an ongoing Pediatric Research Equity Act post-marketing requirement study in children 12 years to 16 years and 11 months of age with Juvenile RA for which the FDA recently granted an extension with a final report due date of December 2015.

In addition, the FDA closely regulates the marketing and promotion of drugs. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ promotional communications. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for off-label uses and other sales practices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, false claims laws, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Third-party payers may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a third-party payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Additionally, one third-party payer’s decision to cover a particular drug product does not ensure that other payors will also provide coverage for the drug product, or will provide coverage at an adequate reimbursement rate. Even though we have contracts with some PBMs in the United States, that does not guarantee that they will perform in accordance with the contracts, nor does it preclude them from taking adverse actions against us, which could materially adversely affect our operating results. In addition, the existence of such PBM contracts does not guarantee coverage by such PBM’s contracted health plans or adequate reimbursement to their respective providers for our products. For example, two significant PBMs placed DUEXIS and VIMOVO on their exclusion lists beginning in 2015, which will result in a loss of reimbursement for patients’ whose healthcare plans have adopted these PBM lists. Also, as noted above, we are currently in an ongoing contract and rebate dispute with a U.S. PBM involving VIMOVO and DUEXIS, the outcome of which we cannot at this time determine, and which has the potential to negatively impact our relationship with that PBM, which could affect their coverage and/or reimbursement treatment of our other products. Additional healthcare plan formularies may also exclude our products from reimbursement due to the actions of these PBMs, future price increases we may implement, our use of PME program or any other co-pay programs, or other reasons. If our strategies to mitigate formulary exclusions are not effective, these events may reduce the likelihood that physicians prescribe our products and increase the likelihood that prescriptions for our products are not filled.

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

We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. There may be additional pressure by payers and healthcare providers to use generic drugs that contain the active ingredients found in DUEXIS, PENNSAID 2%, RAYOS/LODOTRA and VIMOVO or any other product candidates that we may develop, acquire or in-license. If we fail to successfully secure and maintain coverage and adequate reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, results of operations, financial condition and prospects. We may also experience pressure from payers concerning certain promotional approaches that we may implement such as PME program or any other co-pay programs whereby we assist qualified patients with certain out-of-pocket expenditures for our product. In addition, pharmaceutical manufacturer co-pay initiatives are the subject of evolving interpretations of applicable regulatory requirements, and any change in the regulatory or enforcement environment regarding such programs could impact our ability to offer such programs. If we are unsuccessful with our PME program or any other co-pay initiatives, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors.

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

We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using our products, reduce product utilization and adversely affect our business and results of operations. It is unclear whether and to what extent, if at all, other potential developments resulting from the federal healthcare reform legislation, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue to offset the annual excise tax (on certain drug product sales) enacted under the ACA, subject to limited exceptions. It is possible that the tax burden, if we are not excepted, would adversely affect our financial performance, which in turn could cause the price of our share to decline. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current products and/or those for which we may receive regulatory approval in the future.

We are subject, directly or indirectly, to federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

In the United States, we are subject directly, or indirectly through our customers, to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, federal and state privacy and security laws, sunshine laws, government price reporting laws, and other fraud laws, as described in greater detail in the Government Regulation Section of this report. These laws may impact, among other things, our current and proposed sales, marketing and educational programs, as well as other possible relationships with customers, pharmacies, physicians, payers, and patients.

Compliance with these laws, including the development of a comprehensive compliance program, is difficult, costly and time consuming. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. These risks may be increased where there are evolving interpretations of applicable regulatory requirements, such as those applicable to manufacturer co-pay initiatives. We are engaged in various business arrangements with current and potential customers, and we can give no assurance that such arrangements would not be subject to scrutiny under such laws, despite our efforts to properly structure such arrangements. Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend our business activities against enforcement or litigation.

We are unable to predict whether we could be subject to actions under any of these or other fraud and abuse laws, or the impact of such actions. If we are found to be in violation of, or to encourage or assist the violation by third parties of any of the laws described above or other applicable state and federal fraud and abuse laws, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, withdrawal of regulatory approval, imprisonment, exclusion from government healthcare reimbursement programs, contractual damages, reputational harm, diminished profits and future earnings, injunctions and other associated remedies, or private “qui tam” actions brought by individual whistleblowers in the name of the government, and the curtailment or restructuring of our operations, all of which could have a material adverse effect on our business and results of operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

In addition, if we or others identify undesirable side effects caused by our products or any other product candidate that we may develop that receives marketing approval, or if there is a perception that the product is associated with undesirable side effects:

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	regulatory authorities may withdraw their approval of the product or place restrictions on the way it is prescribed;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product or implement a risk evaluation and mitigation strategy; and

•	we may be subject to increased exposure to product liability and/or personal injury claims.

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

We have agreements with third-party contract research organizations, or CROs, to conduct our clinical programs, including those required for post-marketing commitments. We may also have the need to enter into other such agreements in the future if we were to develop other product candidates or conduct clinical trials in additional indications for our existing products. In connection with our planned Phase 3 study to evaluate ACTIMMUNE in the treatment of FA, we are working with an academic research organization, who is the Clinical Trials Coordination Center, part of the Center for Human Experimental Therapeutics, in the University of Rochester to conduct the FA Phase 3 study as well as collaborating with the Friedreich’s Ataxia Research Alliance, or FARA, and select investigators of FARA’s Collaborative Clinical Research Network in FA. We rely heavily on these parties for the execution of our clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We and our CROs are required to comply with current GCP or ICH regulations. The FDA enforces these GCP or ICH regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCP or ICH regulations, the data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCP or ICH regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

With respect to our planned Phase 3 clinical trial to evaluate ACTIMMUTE for the treatment of FA, and to the extent that we are required to conduct additional clinical development of ACTIMMUNE, DUEXIS, PENNSAID 2%, RAYOS/LODOTRA or VIMOVO or we conduct clinical development of earlier stage product candidates or for other additional indications for ACTIMMUNE or RAYOS/LODOTRA, we may experience delays in these clinical trials. We do not know whether any additional clinical trials will be initiated in the future, begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we rely and expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our future clinical trials and while we have and intend to have agreements governing their committed activities, we will have limited influence over their actual performance.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. While we carry insurance for certain of these events and have implemented disaster management plans and contingencies, the occurrence of any of these business interruptions could seriously harm our business and financial condition and increase our costs and expenses. Following the closing of our acquisition of Vidara, we conduct or plan to conduct significant management operations at both our global headquarters located in Dublin, Ireland and our U.S. office located in Deerfield, Illinois. If our Dublin or Deerfield offices were affected by a natural or man-made disaster or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. We currently rely, and intend to rely in the future, on third-party manufacturers and suppliers to produce our products and third-party logistics partners to ship our products. Our ability to obtain commercial supplies of our products could be disrupted and our results of operations and financial condition could be materially and adversely affected if the operations of these third-party suppliers or logistics partners were affected by a man-made or natural disaster or other business interruption. The ultimate impact of such events on us, our significant suppliers and our general infrastructure is unknown.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical studies and commercial product sales in the amount of $20 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the on-going commercialization of our current products in the United States, and/or the potential commercial launches of DUEXIS and LODOTRA in additional markets, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and have not yet achieved profitability.

We have a limited operating history and even less history operating as a combined organization following the Vidara merger. We have financed our operations primarily through equity and debt financings, including the issuance of convertible notes, and have incurred significant operating losses since our inception. We had net losses of $263.6 million, $149.0 million and $87.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $720.7 million. Our losses have resulted principally from costs incurred in our development activities for our products and product candidates, commercialization activities related to our product launches and costs associated with derivative liability accounting. Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. While we anticipate that we will become profitable in the future, whether and when we achieve this will depend on the revenues we generate from the sale of our products being sufficient to cover our operating expenses, and we have not achieved profitability to date.

We have limited product revenues and other sources of revenues. Even if we achieve profitability in the future, we cannot be certain that we will sustain profitability, which would depress the market price of our ordinary shares and could cause our investors to lose all or a part of their investment.

Our ability to become profitable depends upon our ability to generate revenues from sales of our products. DUEXIS was approved by the FDA on April 23, 2011, and we began generating revenues from sales of DUEXIS in late 2011 following the commercial launch in the United States. LODOTRA is approved for marketing in over 35 countries outside the United States, and to date we have generated only limited revenues from sales of LODOTRA. RAYOS was approved by the FDA on July 26, 2012, and we began marketing it in the United States through our full field sales force in late January 2013. Following our November 2013 acquisition of the U.S. rights to VIMOVO, we began commercialization efforts in the United States in the first quarter of 2014. ACTIMMUNE was originally launched in the U.S. market in March 1991 by Genentech and in June 2012, Vidara acquired the intellectual property rights and certain assets related to the ACTIMMUNE product line. In September 2014, the businesses of Horizon Pharma plc and Vidara were combined, and as a result we assumed the commercialization of ACTIMMUNE. In October 2014 we acquired the U.S. rights to PENNSAID 2% and began commercializing PENNSAID 2% in the United States in January 2015. We may never be able to successfully commercialize our products or develop or commercialize other products in the United States, which we believe represents our most significant commercial opportunity. Our ability to generate future revenues depends heavily on our success in:

•	continued commercialization of our existing products and any other product candidates for which we obtain approval;

•	obtaining FDA approvals for additional indications for ACTIMMUNE;

•	securing additional foreign regulatory approvals for LODOTRA and DUEXIS; and

•	developing, acquiring or in-licensing and commercializing a portfolio of other product candidates in addition to our current products.

Even if we do generate additional product sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the market price of our ordinary shares and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We may need to obtain additional financing to further develop our existing products, or to develop, acquire or in-license other products.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•

commercialize our existing products in the United States, including due to the substantial expansion of our sales force we completed in connection with our November 2013 acquisition of the U.S. rights to VIMOVO and the additional expansion of our sales force in connection with our acquisition of U.S. rights to PENNSAID 2%;

•	complete the regulatory approval process, and any future required clinical development related thereto, for our products;

•	potentially acquire or in-license additional complementary products or products that augment our current product portfolio; and

•	conduct clinical trials with respect to ACTIMMUNE for FA and any other potential indications beyond GCD or SMO.

While we believe that our existing cash and cash equivalents at December 31, 2014 of $218.8 million will be sufficient to fund our operations to the point of generating continuous positive cash flow based on our current expectations of continued revenue growth, we may need to raise additional funds if we choose to expand our commercialization or development efforts more rapidly than we presently anticipate, if we develop, acquire or in-license additional products or acquire companies, or if our revenues do not meet expectations.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates or one or more of our other research and development initiatives, or delay, cut back or abandon our plans to grow the business through acquisition or in-licensing. We also could be required to:

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

Our Swiss subsidiary, Horizon Pharma AG, is subject to Swiss laws regarding overindebtedness that require Horizon Pharma AG to maintain assets in excess of its liabilities. As of December 31, 2014, Horizon Pharma AG was not overindebted. However, Horizon Pharma AG has previously been overindebted, including at

December 31, 2013. We will continue to monitor and review Horizon Pharma AG’s financial position and, as necessary, will address any overindebtedness, which could require us to have cash at Horizon Pharma AG in excess of its near-term operating needs and could affect our ability to have sufficient cash at our other subsidiaries to meet their near-term operating needs.

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

Our management has broad discretion in the application of our cash, and investors will be relying on the judgment of our management regarding the use of our cash. Our management may not apply our cash in ways that ultimately increase the value of any investment in our securities. We expect to use our existing cash to fund U.S. commercialization activities for our products, to potentially fund additional regulatory approvals of DUEXIS, ACTIMMUNE and RAYOS/LODOTRA, to potentially fund development life cycle management or manufacturing activities of ACTIMMUNE, RAYOS/LODOTRA and PENNSAID 2% for other indications and for working capital, capital expenditures and general corporate purposes. We may also invest our cash in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our shareholders. If we do not invest or apply our cash in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause the price of our ordinary shares to decline.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In September 2014, the Merger transaction triggered an “ownership change” limitation and, as a result, we will be subject to annual limits on our ability to utilize net operating loss carryforwards of Horizon Pharma Holdings USA Inc. and its subsidiary. We estimate this will result in annual limits of $91.1 million, $84.0 million and $84.0 million in 2015, 2016 and 2017, respectively. The net operating loss carryforward limitation is cumulative such that any use of the carryforwards below the limitation in one year will result in a corresponding increase in the limitation for the subsequent tax year.

Following certain acquisitions of a U.S. corporation by a foreign corporation, Section 7874 of the Code limits the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, we expect this limitation is applicable following the Vidara merger. As a result, it is not currently expected that Horizon Pharma, Inc. or our other U.S. affiliates will be able to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain taxable transactions following the Vidara merger. Notwithstanding this limitation, we expect that Horizon Pharma, Inc. will be able to fully utilize its U.S. net operating losses prior to their expiration. As a result of this limitation, however, it may take Horizon Pharma, Inc. longer to use its net operating losses. Moreover, contrary to these expectations, it is possible that the limitation under Section 7874 of the Code on the utilization of U.S. tax attributes could prevent Horizon Pharma, Inc. from fully utilizing its U.S. tax attributes prior to their expiration if Horizon Pharma plc does not generate taxable income consistent with its expectations.

Any limitation on our ability to use our net operating loss carryforwards will likely increase the taxes we would otherwise pay in future years if we were not subject to such limitations.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

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

At December 31, 2014, we had $218.8 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2014, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

In November 2013, Horizon Pharma, Inc. issued $150.0 million aggregate principal amount of 5.00% Convertible Senior Notes due 2018, or the Convertible Senior Notes, to investors pursuant to note purchase agreements with such investors, and we subsequently guaranteed this debt at our parent entity. As of December 31, 2014, $61.0 million of principal amount of the Convertible Senior Notes remained outstanding. We also substantially increased our overall indebtedness to finance the Vidara merger. On June 17, 2014, we entered into the Senior Secured Credit Facility and borrowed $300.0 million, which is due after a five-year period. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Senior Notes and our borrowings under the Senior Secured Credit Facility, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Covenants imposed by the Senior Secured Credit Facility restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected.

The Senior Secured Credit Facility provides for (i) a committed five-year $300.0 million term loan facility, the proceeds of which were used primarily to effect the Vidara merger and pay fees and expenses in connection therewith and are being used in part for general corporate purposes; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans under the Senior Secured Credit Facility. The Senior Secured Credit Facility imposes various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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

If intangible assets that we have recorded in connection with the acquisitions of the U.S. rights to VIMOVO and PENNSAID 2% and the Vidara merger become impaired, we could have to take significant charges against earnings.

In connection with the accounting for acquisitions of the U.S. rights to VIMOVO and PENNSAID 2% and the Vidara merger, we have recorded significant amounts of intangible assets. Under U.S. GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our products and product candidates, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover the products in the United States or in other foreign countries. If this were to occur, early generic competition could be expected against our current products and other product candidates in development. There is no assurance that the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing based on a pending patent application. In particular, because the APIs in DUEXIS, VIMOVO and RAYOS/LODOTRA have been on the market as separate products for many years, it is possible that these products have previously been used off-label in such a manner that such prior usage would affect the validity of our patents or our ability to obtain patents based on our patent applications.

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

On July 15, 2013, we received a Paragraph IV Patent Certification from Watson advising that Watson had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On August 26, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against WLF seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124, and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg, and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. We, together with Jagotec have granted WLF a covenant not to sue with respect to US Patent Nos. 6,677,326 and 8,168,218, respectively, and accordingly these patents have been dismissed from the lawsuit. The Court held a claim construction hearing on October 16, 2014, and issued its opinion and order on claim construction on November 10, 2014, adopting our proposed construction of both of the disputed claim terms. The court has scheduled expert discovery in the WLF action to be completed by June 2, 2015, and has set the pretrial conference for September 10, 2015. The trial date will be set following the pretrial conference.

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

On November 13, 2014, we received a Paragraph IV Patent Certification from Watson advising that Watson had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On December 23, 2014, we filed suit in the United States District Court for the District of New Jersey against Watson seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Watson has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Watson’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Watson action.

On December 2, 2014, we received a Paragraph IV Patent Certification against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,741,956 from Paddock advising that Paddock had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On January 9, 2015, we received from Paddock another Paragraph IV Patent Certification against newly Orange Book listed U.S. Patent No. 8,871,809. Paddock has not advised us as to the timing or status of the FDA’s review of its filing. On January 13, 2015 and January 14, 2015, we filed suits in the United States District Court for the District of New Jersey and the United States District Court for the District of Delaware, respectively, against Paddock seeking an injunction to prevent the approval of the ANDA. The lawsuits allege that Paddock has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Paddock’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The courts have not yet set trial dates for the Paddock actions.

Currently, patent litigation is pending in the United States District Court for the District of New Jersey against four generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey and have been consolidated for discovery purposes. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s; (ii) Lupin; (iii) Mylan; and (iv) Actavis. Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen, was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. We understand that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen VIMOVO patents, which are still the subject of patent litigations. As part of our acquisition of the U.S. rights to VIMOVO, we have taken over and are responsible for the patent litigations that include the Pozen patents licensed to us under the Pozen license agreement.

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

On or about December 19, 2014, we filed a Notice of Opposition to a European patent, EP 2611457, to Roberto Testi, et al., covering compositions and methods for treating FA with interferon gamma, e.g., ACTIMMUNE. In the European Union, the grant of a patent may be opposed by one or more private parties.

On February 2, 2015, we received a Paragraph IV Patent Certification against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 from Taro, advising that Taro had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Taro has not advised us as to the timing or status of the FDA’s review of its filing. We are still in the process of evaluating the Paragraph IV Patent Certification, and it is anticipated we will file suit against Taro within the statutorily prescribed 45 day time limit.

We intend to vigorously defend our intellectual property rights relating to DUEXIS, VIMOVO, ACTIMMUNE, PENNSAID 2% and RAYOS, but we cannot predict the outcome of the WLF matter related to RAYOS or the DRL cases, the Mylan cases, or the Watson cases related to VIMOVO, or the Watson and Paddock cases related to PENNSAID 2%. Any adverse outcome in these matters or any new generic challenges that may arise could result in one or more generic versions of DUEXIS, VIMOVO, ACTIMMUNE, PENNSAID 2% and/or RAYOS being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of DUEXIS, VIMOVO, ACTIMMUNE, PENNSAID 2% and/or RAYOS and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-

how, information or technology that is not covered by patents. Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques.

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

There are numerous post grant review proceedings available at the US Patent Office (including inter partes review, post-grant review and ex-parte reexamination) and similar proceedings in other countries of the world that could be initiated by a third party that could potentially negatively impact our issued patents.

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

Risks Related to Ownership of our Ordinary Shares

We do not know whether an active, liquid and orderly trading market for our ordinary shares will be sustained or what the market price of our ordinary shares will be and as a result it may be difficult for you to sell your ordinary shares.

Although our ordinary shares are listed on The NASDAQ Global Market, an active trading market for our shares may never be sustained. Further, an inactive market may impair our ability to raise capital by selling our ordinary shares and may impair our ability to enter into strategic partnerships or acquire companies or products by using our ordinary shares as consideration.

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

The trading price of our ordinary shares has been highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	our failure to successfully execute our commercialization strategy with respect to our approved products, particularly our commercialization of our products in the United States;

•	actions or announcements by third party or government payors with respect to coverage and reimbursement of our products;

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

We do not intend to pay dividends on our ordinary shares so any returns will be limited to the value of our shares.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In particular, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, Inc., or NASDAQ, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. These rules and regulations have substantially increased our legal and financial compliance costs and have made some activities more time-consuming and costly. These effects are exacerbated by our transition to an Irish company and the integration of Vidara’s business and operations into the historical business and operating structure of Horizon Pharma, Inc. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will continue to decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. If we fail to comply with the continued listing requirements of NASDAQ, our ordinary shares could be delisted from The NASDAQ Global Market, which would adversely affect the liquidity of our ordinary shares and our ability to obtain future financing.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform annual system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our independent registered public accounting firm is also required to deliver a report on the effectiveness of our internal control over financial reporting. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts, particularly because of our Irish parent company structure and international operations. In particular, prior to the Vidara merger, Vidara and its affiliate entities were not subject to the requirements of the Sarbanes-Oxley Act. We intend to take appropriate measures to establish or implement an internal control environment at the former Vidara entities aimed at successfully adopting the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. However, it is possible that we may experience delays in implementing or be unable to implement the required internal controls over financial reporting and other disclosure controls and procedures. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, as well as retain and work with consultants with such knowledge. Moreover, if we are not able to comply with the requirements of Section 404 or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our ordinary shares could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and rules adopted by the SEC and by NASDAQ, would likely result in increased costs to us as we respond to their requirements.

Sales of a substantial number of our ordinary shares in the public market could cause our share price to decline.

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

Future sales and issuances of our ordinary shares, securities convertible into our ordinary shares or rights to purchase ordinary shares or convertible securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to decline.

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

Irish law differs from the laws in effect in the United States and may afford less protection to holders of our securities.

It may not be possible to enforce court judgments obtained in the United States against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.

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

Provisions of our articles of association could delay or prevent a takeover of us by a third party.

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

A transfer of our ordinary shares may be subject to Irish stamp duty.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupy approximately 10,300 square feet of office space in our headquarters in Dublin, Ireland under a lease that expires on November 4, 2029. We also occupy approximately 50,500 square feet of office space in Deerfield, Illinois under lease agreements that expire on June 30, 2018, approximately 5,000 square feet of office space in Mannheim, Germany under a lease that expires on December 31, 2016, approximately 3,200 square feet of office space in Reinach, Switzerland under a lease that expires on May 31, 2015 and approximately 6,200 square feet of office space in Roswell, Georgia under a lease that expires on October 31, 2018. We believe that our current facilities are adequate for our needs and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3. Legal Proceedings

On July 15, 2013, we received a Paragraph IV Patent Certification from Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc., or Watson, advising that Watson had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On August 26, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Watson, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc., collectively WLF, seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124 and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. We, together with Jagotec have granted WLF a covenant not to sue with respect to US Patent Nos. 6,677,326 and 8,168,218, respectively, and accordingly these patents have been dismissed from the lawsuit. The court held a claim construction hearing on October 16, 2014, and issued its opinion and order on claim construction on November 10, 2014, adopting our proposed construction of both of the disputed claim terms. The court has scheduled expert discovery in the WLF action to be completed by June 2, 2015, and has set the pretrial conference for September 10, 2015. The trial date will be set following the pretrial conference.

On November 13, 2014, we received a Paragraph IV Patent Certification from Watson advising that Watson had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On December 23, 2014, we filed suit in the United States District Court for the District of New Jersey against Watson seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Watson has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Watson’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Watson action.

On December 2, 2014, we received a Paragraph IV Patent Certification against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,741,956 from Paddock Laboratories, LLC, or Paddock, advising that Paddock had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On January 9, 2015, we received from Paddock another Paragraph IV Patent Certification against newly Orange Book listed U.S. Patent No. 8,871,809. Paddock has not advised us as to the timing or status of the FDA’s review of its filing. On January 13, 2015 and January 14, 2015, we filed suit in the United States District Court for the District of New Jersey and the United States District Court for the District of Delaware, respectively, against Paddock seeking an injunction to prevent the approval of the ANDA. The lawsuits allege that Paddock has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Paddock’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The courts have not yet set trial dates for the Paddock actions.

Currently, patent litigation is pending in the United States District Court for the District of New Jersey against four generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey and have been consolidated for discovery purposes. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, Dr. Reddy’s); (ii) Lupin Ltd. and Lupin Pharmaceuticals Inc. (collectively, Lupin); (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, Mylan); and (iv) Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc. and Actavis Pharma, Inc. (collectively, Actavis). Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen Pharmaceuticals Inc., or Anchen, was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. We understand that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen VIMOVO patents, which are still the subject of patent litigations. As part of our acquisition of the U.S. rights to VIMOVO, we have taken over and are responsible for the patent litigations that include the Pozen patents licensed to us under the Pozen license agreement.

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

On or about December 19, 2014, we filed a Notice of Opposition to a European patent, EP 2611457, to Roberto Testi, et al., covering compositions and methods for treating FA with interferon gamma, e.g., ACTIMMUNE. In the European Union, the grant of a patent may be opposed by one or more private parties.

On February 2, 2015, we received a Paragraph IV Patent Certification against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 from Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd., or collectively Taro, advising that Taro had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Taro has not advised us as to the timing or status of the FDA’s review of its filing. We are still in the process of evaluating the Paragraph IV Patent Certification, and it is anticipated we will file suit against Taro within the statutorily prescribed 45 day time limit.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As a result of the Merger, all of the shares of Horizon Pharma, Inc. common stock issued and outstanding immediately prior to the effective time of the Merger were canceled and automatically converted into and became the right to receive our ordinary shares on a one-for-one basis and Horizon Pharma, Inc. became a wholly-owned subsidiary of Horizon Pharma plc.

Our ordinary shares began trading on The NASDAQ Global Market under the trading symbol “HZNP” on September 19, 2014. Previously, from July 28, 2011 until September 18, 2014, the common stock of Horizon Pharma, Inc. was traded on The NASDAQ Global Market also under the trading symbol “HZNP”. The following table sets forth the high and low sales prices per share of our ordinary shares (and for periods prior to September 19, 2014, the common stock of Horizon Pharma, Inc.) as reported on The NASDAQ Global Market for the periods indicated.

	High	Low
2014
First quarter	$18.30	$7.40
Second quarter	16.72	11.50
Third quarter	16.56	7.85
Fourth quarter	13.55	10.15

	High	Low
2013
First quarter	$2.95	$1.97
Second quarter	2.75	2.23
Third quarter	3.55	2.11
Fourth quarter	7.80	3.21

Holders of Record

The closing price of our ordinary shares on February 20, 2015 was $18.53. As of February 20, 2015, there were approximately 17 holders of record of our ordinary shares.

Performance Graph

The following graph shows a comparison from July 28, 2011 (the date the common stock of Horizon Pharma, Inc. commenced trading on The NASDAQ Global Market) through December 31, 2013 or December 31, 2014, as applicable, of the cumulative total return for (i) our ordinary shares, (ii) the NASDAQ US Index, (iii) the NASDAQ Pharmaceutical Index, (iv) the NASDAQ US Benchmark TR Index and (v) NASDAQ Pharmaceuticals. As a result of a change in the total return data made available to us through our vendor provider, our performance graphs going forward will no longer include the NASDAQ US Index or the NASDAQ Pharmaceutical Index but instead will include the following comparable indexes provided by NASDAQ OMX Global Indexes: the NASDAQ US Benchmark TR Index and NASDAQ Pharmaceuticals. Information for NASDAQ US Index and NASDAQ Pharmaceutical Index is provided only through December 31, 2013, the last day this data was available from our third party index provider.

Information set forth in the graph below represents the performance of the Horizon Pharma, Inc. common stock from July 28, 2011 until September 18, 2014, the day before the consummation of the Merger, and the performance of our ordinary shares from September 19, 2014 through December 31, 2014. Our ordinary shares trade on the same exchange, the NASDAQ Global Market, and under the same trading symbol, “HZNP”, as the Horizon Pharma, Inc. common stock prior to the Merger. The graph assumes an initial investment of $100 on July 28, 2011. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

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

Dividend Policy

No cash dividends have ever been declared or paid on the common equity to date by Horizon Pharma, Inc. or us. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our ordinary shares for the foreseeable future. Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.” In addition, our ability to pay cash dividends is currently prohibited by the terms of our Senior Secured Credit Facility so long as we owe any amounts to the lenders under the credit agreement, subject to customary exceptions. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

We completed the following issuances of unregistered securities during the year ended December 31, 2014 which were not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

•	In November 2014, we issued 79,400 ordinary shares to BNY Mellon upon the cash exercise of a warrant and we received proceeds of $362,858.00 representing the aggregate exercise price of such warrant.

•

In November 2014, we issued 109,700 ordinary shares to Enginebolt & CO via State Street upon the cash exercise of a warrant and we received proceeds of $501,329.00 representing the aggregate exercise price of such warrant.

•

In November 2014, we issued 932,200 ordinary shares to Ball & CO FBO Fidelity Securities Fund upon the cash exercise of a warrant and we received proceeds of $4,260,154.00 representing the aggregate exercise price of such warrant.

•

In November 2014, we issued 17,259 ordinary shares to Iroquois Master Fund upon the cash exercise of a warrant and we received proceeds of $74,351.77 representing the aggregate exercise price of such warrant.

•	In December 2014, we issued 2,231 ordinary shares to Daniel Stauder upon the cashless exercise of a warrant to purchase an aggregate of 3,451 ordinary shares.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 506 of Regulation D in that each issuance of securities was to an accredited investor under Rule 501 of Regulation D and did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and where appropriate, legends were affixed to the securities issued in these transactions.

Issuer Repurchases of Equity Securities

None.

Irish Law Matters

As a result of the Merger, the outstanding shares of the common stock of Horizon Pharma, Inc. were canceled and automatically converted into the right to receive our ordinary shares. As we are an Irish incorporated company, the following matters of Irish law are relevant to the holders of our ordinary shares.

Irish Restrictions on Import and Export of Capital. Except as indicated below, there are no restrictions imposed specifically on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act 1992 gives power to the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the European Union, or EU. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition. The Criminal Justice (Terrorist Offences) Act 2005 also gives the Minister of Finance of Ireland the power to take various measures, including the freezing or seizure of assets, in order to combat terrorism. At present the Financial Transfers Act 1992 and the Criminal Justice (Terrorist Offences) Act. prohibits financial transfers involving the late Slobodan Milosevic and associated persons, Republic of Guinea-Bissau, Myanmar/Burma, Belarus, certain persons indicted by the International Criminal Tribunal for the former Yugoslavia, the late Osama bin Laden, Al-Qaida, the Taliban of Afghanistan, Democratic Republic of Congo, Democratic People’s Republic of Korea (North Korea), Iran, Iraq, Côte d’Ivoire, Lebanon, Liberia, Zimbabwe, Sudan, Somalia, Republic of Guinea, Afghanistan, Egypt, Eritrea, Libya, Syria, Tunisia, certain known terrorists and terrorist groups, and countries that harbor certain terrorist groups, without the prior permission of the Central Bank of Ireland or the Minister of Finance (as applicable).

Any transfer of, or payment in respect of, a share or interest in a share involving the government of any country that is currently the subject of United Nations sanctions, any person or body controlled by any of the foregoing, or by any person acting on behalf of the foregoing, may be subject to restrictions pursuant to such sanctions as implemented into Irish law.

Irish Taxes Applicable to U.S. Holders

Withholding Tax on Dividends. While we have no current plans to pay dividends, dividends on our ordinary shares would generally be subject to Irish Dividend Withholding Tax, or DWT, at the standard rate of income tax (currently 20%), unless an exemption applies.

Dividends on our ordinary shares that are owned by residents of the United States and held beneficially through the Depositary Trust Company, or DTC, will not be subject to DWT provided that the address of the beneficial owner of the ordinary shares in the records of the broker is in the United States.

Dividends on our ordinary shares that are owned by residents of the United States and held directly (outside of DTC) will not be subject to DWT provided that the shareholder has completed the appropriate Irish DWT form and this form remains valid. Such shareholders must provide the appropriate Irish DWT form to our transfer agent at least seven business days before the record date for the first dividend payment to which they are entitled.

If any shareholder who is resident in the United States receives a dividend subject to DWT, he or she should generally be able to make an application for a refund from the Irish Revenue Commissioners on the prescribed form.

While the U.S./Ireland Double Tax Treaty contains provisions regarding withholding, due to the wide scope of the exemptions from DWT available under Irish domestic law, it would generally be unnecessary for a U.S. resident shareholder to rely on the treaty provisions.

Income Tax on Dividends. A shareholder who is neither resident nor ordinarily resident in Ireland and who is entitled to an exemption from DWT generally has no additional liability to Irish income tax or to the universal social charge on a dividend from us unless that shareholder holds our ordinary shares through a branch or agency in Ireland through which a trade is carried on.

A shareholder who is neither resident nor ordinarily resident in Ireland and who is not entitled to an exemption from DWT generally has no additional liability to Irish income tax or to the universal social charge on a dividend from us. The DWT deducted by us discharges the liability to Irish income tax and to the universal social charge. This however is not the case where the shareholder holds the ordinary shares through a branch or agency in Ireland through which a trade is carried on.

Irish Tax on Capital Gains. A shareholder who is neither resident nor ordinarily resident in Ireland and does not hold our ordinary shares in connection with a trade or business carried on by such shareholder in Ireland through a branch or agency should not be within the charge to Irish tax on capital gains on a disposal of our ordinary shares.

Capital Acquisitions Tax. Irish capital acquisitions tax, or CAT, is comprised principally of gift tax and inheritance tax. CAT could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares are regarded as property situated in Ireland as our share register must be held in Ireland. The person who receives the gift or inheritance has primary liability for CAT.

CAT is levied at a rate of 33% above certain tax-free thresholds. The appropriate tax-free threshold is dependent upon (i) the relationship between the donor and the donee and (ii) the aggregation of the values of previous gifts and inheritances received by the donee from persons within the same category of relationship for CAT purposes. Gifts and inheritances passing between spouses are exempt from CAT. Our shareholders should consult their own tax advisers as to whether CAT is creditable or deductible in computing any domestic tax liabilities.

Stamp Duty. Irish stamp duty (if any) may become payable in respect of ordinary share transfers. However, a transfer of our ordinary shares from a seller who holds shares through DTC to a buyer who holds the acquired shares through DTC will not be subject to Irish stamp duty. A transfer of our ordinary shares (i) by a seller who holds ordinary shares outside of DTC to any buyer, or (ii) by a seller who holds the ordinary shares through DTC to a buyer who holds the acquired ordinary shares outside of DTC, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the ordinary shares acquired, if greater). The person accountable for payment of stamp duty is the buyer or, in the case of a transfer by way of a gift or for less than market value, all parties to the transfer.

A shareholder who holds ordinary shares outside of DTC may transfer those ordinary shares into DTC without giving rise to Irish stamp duty provided that the shareholder would be the beneficial owner of the related book-entry interest in those ordinary shares recorded in the systems of DTC (and in exactly the same proportions) as a result of the transfer and at the time of the transfer into DTC there is no sale of those book-entry interests to a third party being contemplated by the shareholder. Similarly, a shareholder who holds ordinary shares through DTC may transfer those ordinary shares out of DTC without giving rise to Irish stamp duty provided that the shareholder would be the beneficial owner of the ordinary shares (and in exactly the same proportions) as a result of the transfer, and at the time of the transfer out of DTC there is no sale of those ordinary shares to a third party being contemplated by the shareholder. In order for the share registrar to be satisfied as to the application of this Irish stamp duty treatment where relevant, the shareholder must confirm to us that the shareholder would be the beneficial owner of the related book-entry interest in those ordinary shares recorded in the systems of DTC (and in exactly the same proportions) (or vice-versa) as a result of the transfer and there is no agreement for the sale of the related book-entry interest or the ordinary shares or an interest in the ordinary shares, as the case may be, by the shareholder to a third party being contemplated.

Item 6. Selected Financial Data

The selected statement of operations data for the years ended December 31, 2014, 2013 and 2012, and the balance sheet data as of December 31, 2014 and 2013 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2011 and 2010, and the balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from audited financial statements which are not included in this Annual Report on Form 10-K.

The following selected financial data also reflects the 1-for-2.374 reverse stock split of the outstanding shares of common stock of Horizon Pharma, Inc. effected in July 2011.

Our historical results are not necessarily indicative of future results. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data for periods prior to the year ended December 31, 2014 is that of Horizon Pharma, Inc., our predecessor, while the selected financial data for the year ended December 31, 2014 is that of Horizon Pharma plc.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Selected Statement of Comprehensive Loss Data
Net sales	$296,955	$74,016	$18,844	$6,927	$2,376
Cost of goods sold	78,753	14,625	11,875	7,267	4,263
Gross profit (loss)	218,202	59,391	6,969	(340)	(1,887)
Loss before benefit for income taxes	(269,687)	(150,126)	(92,965)	(127,948)	(27,725)
Net loss	(263,603)	(149,005)	(87,794)	(113,265)	(27,065)

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$218,807	$80,480	$104,087	$17,966	$5,384
Working capital (deficit)	106,833	67,455	79,983	1,065	(17,944)
Total assets	1,134,624	252,596	193,984	101,078	161,685
Total debt, net of debt discount	345,503	110,762	48,801	19,438	24,615
Accumulated deficit	(720,719)	(457,116)	(308,111)	(220,317)	(107,052)
Total shareholders’ equity (deficit)	540,204	(49,082)	105,978	45,912	97,056

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Selected Statement of Cash Flows Data
Net cash provided by (used in) operating activities	$27,549	$(54,287)	$(76,641)	$(41,540)	$(37,532)
Net cash (used in) provided by investing activities	(227,720)	(36,135)	(1,386)	(2,154)	5,575
Net cash provided by financing activities	338,285	66,716	164,308	55,152	29,760
Payments for acquisitions, net of cash acquired	(224,220)	(35,000)	—	—	—
Net proceeds from the issuance of common stock	41,934	6,637	128,518	44,678	—
Net proceeds from the issuance of debt	286,966	143,598	55,578	23,417	21,960
Repayment of notes payable	—	64,844	19,788	13,067	10,981

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

OVERVIEW

Merger with Vidara

On September 19, 2014, the businesses of Horizon Pharma Inc., or HPI, and Vidara Therapeutics International Public Limited Company, or Vidara, were combined in a merger transaction, or the Merger, accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with HPI treated as the acquiring company in the Merger for accounting purposes. As part of the Merger, a wholly-owned subsidiary of Vidara merged with and into HPI, with HPI surviving the Merger as a wholly-owned subsidiary of Vidara and Vidara changed its name to Horizon Pharma plc, or New Horizon. Upon the consummation of the Merger, the historical financial statements of HPI became our historical financial statements. Accordingly, the historical financial statements of HPI are included in the comparative prior periods.

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “New Horizon”, “we”, “us” and “our” refer to Horizon Pharma plc and its consolidated subsidiaries, including its predecessor, HPI. All references to “Vidara” are references to Horizon Pharma plc (formerly known as Vidara Therapeutics International Public Limited Company) and its consolidated subsidiaries prior to the effective time of the Merger on September 19, 2014. The disclosures in this report relating to the pre-Merger business of Horizon Pharma plc, unless noted as being the business of Vidara prior to the Merger, pertain to the business of HPI prior to the Merger

Our Business

We are a specialty biopharmaceutical company focused on improving patients’ lives by identifying, developing, acquiring or in-licensing and commercializing differentiated products that address unmet medical needs. We market a portfolio of products in arthritis, inflammation and orphan diseases. Our U.S. marketed products are ACTIMMUNE® (interferon gamma-1b), DUEXIS ® (ibuprofen/famotidine), PENNSAID® (diclofenac sodium topical solution) 2% w/w, RAYOS® (prednisone) delayed-release tablets and VIMOVO®

(naproxen/esomeprazole magnesium). We developed DUEXIS and RAYOS, acquired the U.S. rights to VIMOVO from AstraZeneca AB, or AstraZeneca, in November 2013, acquired the U.S. rights to ACTIMMUNE as a result of the Merger and acquired the U.S. rights to PENNSAID 2% from Nuvo Research Inc., or Nuvo, in October 2014, which we began marketing in the United States in January 2015. We market our products in the United States through our field sales force of approximately 375 representatives, consisting of approximately 325 primary care sales representatives and 50 sales representatives in our specialty and orphan diseases business areas. Our strategy is to utilize the commercial strength and infrastructure we have established in creating a fully-integrated U.S.-focused specialty biopharmaceutical company to continue the successful commercialization of our existing product portfolio while also expanding and leveraging these capabilities further.

On April 23, 2011, the U.S. Food and Drug Administration, or FDA, approved DUEXIS, a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis, or RA, osteoarthritis, or OA, and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. We began marketing DUEXIS to physicians in December 2011. In June 2012, we licensed DUEXIS rights in Latin America to Grünenthal S.A., a private company focused on the promotion of pain products. Grünenthal S.A. is currently in the registration process for the commercialization of DUEXIS in Latin America.

Our second approved product in the United States, RAYOS, known as LODOTRA® outside the United States, is a proprietary delayed-release formulation of low-dose prednisone, first approved in Europe in March 2009, for the treatment of moderate to severe, active RA in adults, particularly when accompanied by morning stiffness. On July 26, 2012, the FDA approved RAYOS for the treatment of RA, polymyalgia rheumatica, or PMR, psoriatic arthritis, ankylosing spondylitis, or AS, asthma and chronic obstructive pulmonary disease and a number of other conditions. We are focusing our promotion of RAYOS in the United States on rheumatology indications, including RA and PMR. We began marketing RAYOS to a subset of U.S. rheumatologists in December 2012 and began the full launch in late January 2013 to the majority of U.S. rheumatologists and key primary care physicians. LODOTRA is currently marketed outside the United States, excluding Japan and Canada, by our distribution partner, Mundipharma International Corporation Limited, or Mundipharma.

On November 18, 2013, we entered into agreements with AstraZeneca pursuant to which we acquired from AstraZeneca and its affiliates certain intellectual property and other assets, and assumed from AstraZeneca and its affiliates certain liabilities, each with respect to VIMOVO, and obtained rights to develop other pharmaceutical products that contain gastroprotective agents in a single fixed combination oral solid dosage form with non-steroidal anti-inflammatory drugs, or NSAIDs, in the United States. VIMOVO (naproxen/esomeprazole magnesium) is a proprietary fixed-dose multi-layer delayed-release tablet combining an enteric-coated naproxen, an NSAID, core and an immediate-release esomeprazole, a proton pump inhibitor, layer surrounding the core. VIMOVO was originally developed by Pozen Inc., or Pozen, together with AstraZeneca pursuant to an exclusive global collaboration and license agreement. On April 30, 2010, the FDA approved VIMOVO for the relief of the signs and symptoms of OA, RA, and AS and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID associated gastric ulcers.

We announced the availability of Horizon-labeled VIMOVO on January 2, 2014, at which time we also began marketing VIMOVO with our primary care sales force.

On March 18, 2014, HPI, Vidara Therapeutics Holdings LLC, a Delaware limited liability company, or Vidara Holdings, Vidara, Hamilton Holdings (USA), Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Vidara, or U.S. HoldCo, and Hamilton Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of U.S. HoldCo, or Merger Sub, entered into a Transaction Agreement and Plan of Merger, or the Merger Agreement. The Merger Agreement provided for the merger of Merger Sub with and into HPI, with HPI continuing as the surviving corporation and as a wholly-owned, indirect subsidiary of Vidara, with Vidara converting to a public limited company and changing its name to Horizon Pharma plc. As a result of the Merger, we are organized under the laws of Ireland. Upon consummation of the Merger, New Horizon made a cash payment of $210.9 million to Vidara Holdings and $2.7 million to Citibank N.A. as escrow agent under an escrow agreement associated with the Merger. The majority of the escrowed funds were released during January 2015 in accordance with the terms of the escrow agreement.

In connection with the Merger, on June 17, 2014, HPI entered into a $300.0 million five-year senior secured credit facility, or Senior Secured Credit Facility, with certain lenders and Citibank, N.A., as administrative agent and collateral agent. HPI used the proceeds of the Senior Secured Credit Facility to provide the cash payment of $213.6 million for Vidara and to pay certain transaction related expenses, and we are using the balance for general corporate purposes.

As a result of the Merger, we began marketing ACTIMMUNE, a bioengineered form of interferon gamma-1b, a protein that acts as a biologic response modifier, in the United States. ACTIMMUNE is approved by the FDA for use in children and adults with chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO. ACTIMMUNE is indicated for reducing the frequency and severity of serious infections associated with CGD and for delaying time to disease progression in patients with SMO. We also plan to study ACTIMMUNE for potential additional indications, and the FDA has agreed to the primary endpoint for a Phase 3 study that will evaluate ACTIMMUNE in the treatment of Friedreich’s Ataxia, or FA. In February 2015, we submitted an IND application and we anticipate the Phase 3 clinical study will begin enrolling patients in the second quarter of 2015.

On October 17, 2014, we acquired the U.S. rights to PENNSAID 2% from Nuvo for $45.0 million in cash. PENNSAID 2% is approved in the United States for the treatment of the pain of OA of the knee(s). As part of the acquisition, we entered into an exclusive eight-year supply agreement under which Nuvo will supply us product. We began marketing PENNSAID 2% in January 2015 and included PENNSAID 2% in our Prescriptions Made Easy, or PME, specialty pharmacy program. In connection with our acquisition of PENNSAID 2%, we expanded our primary care sales force by 75 additional representatives. Our primary care representatives are now marketing DUEXIS, PENNSAID 2% and VIMOVO.

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	For the Years Ended December 31,		Increase / (Decrease)
	2014	2013
	(in thousands)
Net sales	$296,955	$74,016	$222,939
Cost of goods sold	78,753	14,625	64,128

Gross profit	218,202	59,391	158,811

Operating expenses
Research and development	17,460	10,084	7,376
Sales and marketing	120,276	68,595	51,681
General and administrative	88,957	23,566	65,391

Total operating expenses	226,693	102,245	124,448

Operating loss	(8,491)	(42,854)	34,363
Other income (expense), net:
Interest expense, net	(23,826)	(12,774)	11,052
Foreign exchange (loss) gain	(3,905)	1,206	5,111
Loss on derivative fair value	(214,995)	(69,300)	145,695
Loss on induced conversion and debt extinguishment	(29,390)	(26,404)	2,986
Bargain purchaese gain	22,171	—	(22,171)
Other expense	(11,251)	—	11,251

Total other expense, net	(261,196)	(107,272)	153,924

Loss before benefit for income taxes	(269,687)	(150,126)	(119,561)
Benefit for income taxes	(6,084)	(1,121)	4,963

Net loss	$(263,603)	$(149,005)	$(114,598)

Net sales. Net sales increased $222.9 million, or 301%, to $297.0 million during the year ended December 31, 2014, from $74.0 million during the year ended December 31, 2013.

The following table reflects the components of net sales for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Change	Change
	2014	2013	$	%
	(in thousands)
VIMOVO	$162,954	$966	$161,988	*
DUEXIS	83,243	58,972	24,271	41%
ACTIMMUNE	25,251	—	25,251	*
RAYOS	19,020	5,841	13,179	226%
LODOTRA	6,487	8,237	(1,750)	(21%)

Total Net Sales	$296,955	$74,016	$222,939	301%

*	Percentage change is not meaningful.

The increase in net sales during the year ended December 31, 2014 was primarily due to growth in net sales of DUEXIS, our initiation of VIMOVO sales in January 2014 and our recognition of ACTIMMUNE sales following the acquisition of Vidara in September 2014.

VIMOVO. Net sales increased $162.0 million to $163.0 million during the year ended December 31, 2014, from $1.0 million during the year ended December 31, 2013. We began marketing of VIMOVO with our sales force in November 2013 and began selling Horizon-labeled VIMOVO in January 2014.

DUEXIS. Net sales increased $24.3 million, or 41%, to $83.2 million during the year ended December 31, 2014, from $59.0 million during the year ended December 31, 2013. In 2014, DUEXIS net sales increased approximately $39.2 million as the result of prescription volume growth driven by the expansion of our field sales force and the continued rollout of our PME program, partially offset by $15.1 million due to lower net pricing. Although DUEXIS selling prices increased, the higher selling prices were offset by increased rebates and patient co-pay reimbursements as a result of our PME program.

ACTIMMUNE. Net sales were $25.3 million during the year ended December 31, 2014 compared to no net sales during the year ended December 31, 2013. Our 2014 net sales represent sales during the period following the Merger on September 19, 2014.

RAYOS. Net sales increased $13.2 million, or 226%, to $19.0 million during the year ended December 31, 2014, from $5.8 million during the year ended December 31, 2013. Approximately $9.0 million of the increase in RAYOS net sales was the result of net price increases and $4.2 million was due to prescription volume growth driven by the expansion of our sales force and the continued rollout of our PME program.

LODOTRA. Net sales decreased $1.7 million, or 21%, to $6.5 million during the year ended December 31, 2014, from $8.2 million during the year ended December 31, 2013. The decrease was the result of $1.5 million from reduced product shipments to our European distribution partner, Mundipharma, and $0.2 million in lower amortization of milestone payments. LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

We currently expect our net sales to increase in 2015 and future periods as a result of both price and volume increases. Effective January 1, 2015, we have increased the price for both DUEXIS and VIMOVO by 35.8%, for RAYOS by 28.0% and for ACTIMMUNE by 9.0%. While we believe these price increases should favorably impact net sales during 2015, they will be offset in part by additional sales allowances related to rebates and patient co-pay reimbursements. We may affect further price increases for these products and/or other products in 2015 and future periods in response to future market conditions.

Effective January 1, 2015, two significant pharmacy benefit managers, or PBMs, placed DUEXIS and VIMOVO on their exclusion lists, which will result in a loss of reimbursement for patient’s whose healthcare plans have adopted these PBM exclusion lists. As a result, DUEXIS and VIMOVO may face negative pressure on prescription volume. We expect that continued adoption of our PME program by physicians will be important to our ability to counter this action by the two PBMs and to offset pressure from healthcare payors and PBMs to use less expensive generic or over the counter brands instead of our branded products.

We have expanded and may continue to expand our sales force to support existing and newly acquired products, such as PENNSAID 2%, which we acquired in October 2014 and began marketing in January 2015. As result of the Merger and our acquisition of PENNSAID 2%, we expanded our sales force to approximately 375 sales representatives, consisting of 325 primary care sales representatives and 50 sales representatives in specialty and orphan diseases business areas.

Cost of Goods Sold. Cost of goods sold increased $64.1 million to $78.8 million during the year ended December 31, 2014, from $14.6 million during the year ended December 31, 2013. As a percentage of net sales, cost of goods sold was 26.5% in 2014 compared to 19.8% in 2013. The increase in cost of goods sold was primarily attributable to a $9.1 million increase in product costs due to higher DUEXIS and VIMOVO sales, an increase in intangible amortization expense of $24.2 million, an $11.1 million charge to recognize additional cost of goods sold on the stepped up market value of ACTIMMUNE inventory as of the date of the Merger, a $10.7 million net charge associated with the contingent VIMOVO and ACTIMMUNE royalty liabilities and higher royalty accretion costs of $9.0 million during the year ended December 31, 2014.

During the second quarter of 2014, based on higher sales of VIMOVO during the six months ended June 30, 2014 versus our original expectations and our adjusted expectations for future VIMOVO sales, we recorded a charge of $13.0 million to cost of goods sold to increase the amount of the estimated contingent royalty liability to reflect the updated projections. During the fourth quarter of 2014, after our most recent five year plan was approved, we performed an assessment of the carrying value of the contingent royalty liability, which resulted in a $3.6 million adjustment to cost of goods sold to reduce the amount of the contingent royalty liability to reflect our updated estimates. As a result, for the year ended December 31, 2014 we recorded a net charge of $9.4 million to cost of goods sold and a corresponding increase to the contingent royalty liability to reflect the estimated fair value of the future contingent royalties payable to Pozen.

During the fourth quarter of 2014, as the result of a price increase for ACTIMMUNE approved to take effect on January 1, 2015, we reassessed the value of our estimated royalty liability and recorded a charge of $1.3 million to cost of goods sold to increase the carrying value of the contingent royalties to reflect the updated projections.

Intangible amortization increased $24.2 million during the year ended December 31, 2014 compared to the prior year period as a result of an increase of $11.8 million of which was attributable to a full year of intangible amortization expense related to VIMOVO developed technology and $12.2 million of which was related to amortization of developed technology for ACTIMMUNE as a result of the Merger. We expect $43.1 million of amortization expense for ACTIMMUNE in 2015.

Research and Development Expenses. Research and development expenses increased $7.4 million to $17.5 million during the year ended December 31, 2014, from $10.1 million during the year ended December 31, 2013. The increase in research and development expenses during the year ended December 31, 2014 was primarily associated with $2.3 million in research and development expenses for ACTIMMUNE, $2.1 million in higher salaries and benefits expense, $1.7 million in increased clinical expenses and $1.2 million in higher consulting fees.

Sales and Marketing Expenses. Sales and marketing expenses increased $51.7 million to $120.3 million during the year ended December 31, 2014, from $68.6 million during the year ended December 31, 2013. The increase in sales and marketing expenses was primarily attributable to an increase of $34.5 million in salaries and benefits expenses associated with increased staffing of our field sales force, $13.2 million in higher marketing and commercialization expenses primarily related to ACTIMUNE and VIMOVO, $2.5 million in higher facility expenses and $1.1 million in higher consulting fees.

General and Administrative Expenses. General and administrative expenses increased $65.4 million to $89.0 million during the year ended December 31, 2014, from $23.6 million during the year ended December 31, 2013. The increase in general and administrative expenses was primarily attributable to a $40.2 million increase in legal, consulting and investment advisory fees and other costs associated with the Merger and related financing transactions, a $20.3 million increase in salaries and benefits expense as a result of increased staffing of our administrative and finance functions and a $2.9 million increase in related facilities expenses.

Interest Expense, Net. Interest expense, net increased $11.1 million to $23.8 million during the year ended December 31, 2014, from $12.8 during the year ended December 31, 2013. The increased interest expense, net was primarily due to higher borrowings under our Convertible Senior Notes and Senior Secured Credit Facility during the year ended December 31, 2014, as compared to our prior borrowings under our Senior Secured Loan.

Foreign Exchange (Loss) Gain. During the year ended December 31, 2014, we reported a foreign exchange loss of $3.9 million compared to a foreign exchange gain of $1.2 million during the year ended December 31,

2013. The foreign exchange loss during the year ended December 31, 2014 was primarily attributable to a weakening of the Euro against the U.S. dollar which impacted our Swiss subsidiary, Horizon Pharma AG, whose functional currency is in Euros, yet has intercompany balances and intercompany transactions as well as third-party transactions that are denominated in U.S. dollars.

Loss on Derivative Revaluation. During the year ended December 31, 2014, we recorded a $215.0 million non-cash charge compared to $69.3 million non-cash charge recorded during the year ended December 31, 2013. The increase in non-cash charges during the year ended December 31, 2014 was a result of the increase in the fair value of the embedded derivative associated with our Convertible Senior Notes. The increase in loss on the derivative revaluation was primarily due to an increase in the market value of HPI’s common stock during the period from January 1, 2014 through June 27, 2014, the date HPI’s stockholders approved the issuance of common equity in excess of 13,164,951 shares upon conversion of the Convertible Senior Notes. The non-cash loss on derivative revaluation was a permanent tax difference and was not deductible for income tax reporting purposes.

Loss on Induced Conversion and Debt Extinguishment. The loss on induced conversion and debt extinguishment during the year ended December 31, 2014 of $29.4 million was a result of the Convertible Senior Notes induced conversions in the fourth quarter of 2014, which consisted of $16.7 million of loss on induced conversion for cash inducement payments, a $11.7 million charge for the extinguishment of debt and $1.0 million of expenses related to the induced debt conversions. The loss on induced conversion and debt extinguishment during the year ended December 31, 2013 of $26.4 million was related to the extinguishment of our Senior Secured Loan in November 2013.

Bargain Purchase Gain. During the year ended December 31, 2014, we recorded a bargain purchase gain of $22.2 million in connection with the Merger, representing the excess of the estimated fair values of net assets acquired over the acquisition consideration paid.

Other Expense. Other expense during the year ended December 31, 2014 totaled $11.3 million, which represented $5.0 million of commitment fees incurred on a bridge loan commitment prior to executing the Senior Secured Credit Facility in June 2014, $3.2 million of commitment fees incurred on the Senior Secured Credit Facility prior to its funding on September 19, 2014 and $2.9 million of secondary offering expense fees incurred in the November 2014 underwritten public offering.

Income Tax Benefit. During the years ended December 31, 2014 and 2013, we recorded a benefit for income taxes of $6.1 million and $1.1 million, respectively. The increase in income tax benefit during the year ended December 31, 2014 was primarily attributable to a deferred tax asset valuation adjustment of $3.0 million recorded during the third quarter of 2014. The inclusion of additional deferred tax liabilities as a result of the Merger resulted in our ability to reduce our existing deferred tax valuation allowance, which correspondingly resulted in our ability to record an additional income tax benefit of $3.0 million.

Net Loss. Net loss increased $114.6 million to $263.6 million during the year ended December 31, 2014, from $149.0 million during the year ended December 31, 2013, primarily as a result of the loss on derivative revaluation during the year ended December 31, 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	For the Years Ended December 31,
	2013	2012	Increase / (Decrease)
	(in thousands)
Net sales	$74,016	$18,844	55,172
Cost of goods sold	14,625	11,875	2,750

Gross profit	59,391	6,969	52,422

Operating expenses
Research and development	10,084	16,837	(6,753)
Sales and marketing	68,595	49,561	19,034
General and administrative	23,566	19,444	4,122

Total operating expenses	102,245	85,842	16,403

Operating loss	(42,854)	(78,873)	36,019
Other income (expense), net:
Interest expense, net	(12,774)	(11,552)	1,222
Foreign exchange gain	1,206	489	(717)
Loss on derivative fair value	(69,300)	—	69,300
Loss on debt extinguishment	(26,404)	(2,973)	23,431
Other expense	—	(56)	(56)

Total other expense, net	(107,272)	(14,092)	93,180

Loss before benefit for income taxes	(150,126)	(92,965)	(57,161)
Benefit for income taxes	(1,121)	(5,171)	(4,050)

Net loss	$(149,005)	$(87,794)	$(61,211)

Net Sales. Net sales increased 293% to $74.0 million for the year ended December 31, 2013 as compared to $18.8 million for the year ended December 31, 2012.

The following table reflects the components of net sales for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Change	Change
	2013	2012	$	%
	(in thousands)
DUEXIS	$58,972	$10,302	$48,670	472%
LODOTRA	8,237	8,166	72	1%
RAYOS	5,841	376	5,465	1833%
VIMOVO	966	—	966	*

Total Net Sales	$74,016	$18,844	$55,173	293%

*	Percentage change is not meaningful.

Net sales increased by $55.2 million, or 293%, to $74.0 million in 2013 compared to $18.8 million in 2012. The net sales increase was primarily due to growth in net sales of DUEXIS and RAYOS.

DUEXIS. Net sales increased by $48.7 million, or 472%, to $59.0 million in 2013 compared to $10.3 million in 2012. Approximately $40.1 million of the increase in DUEXIS net sales was the result of net price increases and $8.6 million was due to volume growth driven by the expansion of our sales force.

LODOTRA. Net sales were $8.2 million in both 2013 and 2012. LODOTRA net sales increased $0.7 million related to amortization of milestone payments offset by a $0.7 million decrease in net sales for product shipments to our European distribution partner, Mundipharma. LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

RAYOS. Net sales increased by $5.5 million, or 1,833%, to $5.8 million in 2013 compared to $0.3 million in 2012. Approximately $4.7 million of the increase in RAYOS net sales was the result of net price increases and $0.8 million was due to volume growth driven by the expansion of our sales force.

VIMOVO. Net sales were $1.0 million in 2013. We began marketing of VIMOVO with our sales force on November 26, 2013.

Cost of Goods Sold. Cost of goods sold increased $2.7 million to $14.6 million during the year ended December 31, 2013, from $11.9 million during the year ended December 31, 2012. As a percentage of net sales, cost of goods sold was 19.8% during the year ended December 31, 2013 compared to 63.0% during the year ended December 31, 2012. The increase in cost of goods sold did not increase proportionately with the increase in net sales primarily due to net price increases, which do not correspondingly increase cost of goods sold, driving most of the net sales increase. As discussed above, DUEXIS and RAYOS net sales in 2013 increased by $40.1 million and $4.7 million, respectively, as a result of net price increases.

The increase in cost of goods sold was primarily attributable to a $3.4 million increase in intangible amortization expense. The increase in amortization expense was related to the FDA approval of RAYOS in July 2012, which resulted in the reclassification and subsequent amortization of an indefinite-lived intangible asset to a finite-lived intangible asset, which resulted in additional intangible amortization expense of $2.0 million during the year ended December 31, 2013 as a result of a full year of amortization as compared to 2012. Additionally, as a result of our asset purchase agreement with AstraZeneca, we capitalized $67.7 million in intangible assets related to the VIMOVO intellectual property rights. This intangible asset will be amortized using a straight-line method over its estimated useful life of 61.5 months. During the year ended December 31, 2013, we recorded $1.6 million in intangible amortization expense related to the intellectual property acquired in connection with our acquisition of the U.S. rights to VIMOVO. For the years ended December 31, 2013 and 2012, intangible amortization expense accounted for 56% and 40%, respectively, of total cost of goods sold.

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

Interest Expense, Net. Interest expense, net was $12.8 million during the year ended December 31, 2013, an increase of $1.2 million compared to interest expense, net of $11.6 million during the year ended December 31, 2012. The increase in interest expense, net was primarily attributable to higher interest expense related to the amortization of deferred financing and debt discount expenses.

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

Loss on Derivative Revaluation. During the year ended December 31, 2013, we recorded a $69.3 million non-cash charge related to the increase in the fair value of the embedded derivatives in the Convertible Senior Notes we issued in November 2013, principally due to an increase in the market value of HPI’s common stock during the period from issuance to December 31, 2013.

Loss on Debt Extinguishment. During the year ended December 31, 2013, we recorded a $26.4 million charge related to the extinguishment of our Senior Secured Loan in November 2013 compared to loss on debt extinguishment of a prior debt facility of $3.0 million during the year ended December 31, 2012.

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

Liquidity and Capital Resources

We have incurred losses since our inception in June 2005 and, as of December 31, 2014, we had an accumulated deficit of $720.7 million. While we incurred a significant net loss in 2014, primarily due to the loss from derivative revaluation, loss from induced debt conversion and costs associated with the Merger, we did generate positive cash inflows from operating activities of $27.5 million. We expect that our sales and marketing expenses will continue to increase as a result of our commercialization of ACTIMMUNE, DUEXIS, PENNSAID 2%, RAYOS/LODOTRA and VIMOVO, but we believe these costs will be more than offset by higher net sales and gross profits and we expect our current operations to achieve profitability in 2015.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes. As of December 31, 2014, we had $218.8 million in cash and cash equivalents and total debt with a book value of $345.5 million and face value of $361.0 million. We believe we will generate sufficient cash flows from our operations to fund our business needs. As noted in Part I — Item 1. “Business — Overview”

above, part of our strategy is to expand and leverage our commercial capabilities by identifying, developing, acquiring and commercializing additional differentiated products that address unmet medical needs. To the extent we enter into transactions to acquire products or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings.

On March 18, 2014, HPI, Vidara Holdings, Vidara, U.S. HoldCo and Merger Sub entered into the Merger Agreement under which Merger Sub merged with and into HPI, with HPI continuing as the surviving corporation and as a wholly-owned, indirect subsidiary of Vidara, and with Vidara converting to a public limited company and changing its name to Horizon Pharma plc. Following the completion of the Merger, New Horizon is organized under the laws of Ireland. In the Merger, HPI’s stockholders received one ordinary share of New Horizon in exchange for each share of HPI common stock they owned as of the closing. Upon the closing of the Merger, HPI’s security holders (excluding the holders of the Convertible Senior Notes) owned approximately 74% of New Horizon and Vidara Holdings owed approximately 26% of New Horizon on a fully-diluted basis. At the closing, Vidara Holdings received a cash payment of $210.9 million and $2.7 million was paid into a temporary escrow account. The majority of the escrowed funds were released during January 2015 in accordance with the terms of the escrow agreement.

On June 17, 2014, HPI, as initial signatory, entered into a Credit Agreement with the lenders from time to time party thereto, or the Lenders, and Citibank, as administrative agent and collateral agent, and effective as of the closing of the Merger, U.S. Holdco and the other borrowers from time to time party thereto, or the Borrowers, providing for (i) the Senior Secured Credit Facility, the proceeds of which were used in part to effect the Merger and to pay fees and expenses in connection therewith and are being used in part for general corporate purposes, (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions, and (iii) one or more uncommitted refinancing loan facilities with respect to loans under the Credit Agreement. The Credit Agreement allows us and our subsidiaries to become borrowers under the accordion facility. On September 19, 2014, U.S. HoldCo borrowed the entire $300.0 million available under the Senior Secured Credit Facility. Loans under the Senior Secured Credit Facility bear interest, at each our option, at a rate equal to either the London Inter-Bank Offer Rate, or LIBOR, plus an applicable margin of 8.00% per annum (subject to a 1.00% LIBOR floor), or the prime lending rate, plus an applicable margin equal to 7.00% per annum.

Our obligations under the Credit Agreement and any swap obligations entered into with a Lender are guaranteed by us and each of our existing and subsequently acquired or organized direct and indirect subsidiaries, subject to limited exceptions. As of December 31, 2014 we have not entered into any interest rate swap obligations. Our obligations under the Credit Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all of our tangible and intangible assets, except for certain customary excluded assets, and (ii) all of the capital stock of our subsidiaries (limited, in the case of the stock of certain non-U.S. subsidiaries of U.S. HoldCo, to 65% of the capital stock of such subsidiaries).

We are permitted to make voluntary prepayments of loans under the Senior Secured Credit Facility, except that (i) a specified make-whole amount would apply to any repayment or re-pricing prior to September 19, 2016, (ii) a 4% premium would apply to any repayment or a re-pricing on or prior to September 19, 2017, and (iii) a 2% premium would apply to any repayment or a re-pricing on or prior to September 19, 2018. We are required to make mandatory prepayments of loans under the Senior Secured Credit Facility (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), and (c) net cash proceeds from issuances of debt (other than certain permitted debt).

In connection with the signing the merger agreement with Vidara on March 18, 2014, HPI entered into a commitment letter, or the Commitment Letter, with Deerfield Management Company, L.P., or Deerfield, and certain funds managed by Deerfield, or the Deerfield Funds, pursuant to which the Deerfield Funds committed to provide up to $250.0 million of senior secured loans to finance the Merger. HPI allowed the Commitment Letter to expire on June 30, 2014 as a result of the execution of the Senior Secured Credit Facility.

On November 18, 2013, we entered into note purchase agreements with investors to issue $150.0 million aggregate principal amount of Convertible Senior Notes. The Convertible Senior Notes were issued on November 22, 2013. We received net proceeds of $124.9 million from the sale of the Convertible Senior Notes, after deducting fees and expenses of $6.4 million and $18.7 million related to a capped call transaction. The Convertible Senior Notes are governed by an Indenture, dated as of November 22, 2013, between HPI and U.S. Bank National Association, as trustee. In connection with the Merger, HPI and Horizon Pharma plc executed a supplemental Indenture dated as of September 19, 2014. Pursuant to the supplemental Indenture, HPI remains the obligor of the Convertible Senior Notes and Horizon Pharma plc agreed to fully and unconditionally guaranty the obligations of HPI under the Indenture. The supplemental Indenture also provides that the conversion value of the Convertible Senior Notes will be calculated by reference to the ordinary shares of Horizon Pharma plc, rather than the common stock of HPI, and any shares issuable upon conversion of the Convertible Senior Notes will be settled in ordinary shares of Horizon Pharma plc, rather than shares of the common stock of HPI. In addition, Horizon Pharma plc has assumed the disclosure obligations required by the Indenture.

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

On September 23, 2014, the counterparties to the certain capped call transactions we entered into in connection with the Convertible Senior Notes exercised their right to terminate the capped call transactions following the Merger because we became a non-U.S. based entity. In connection with such termination, we received $14.0 million comprised of both $9.4 million in cash and 384,366 of our ordinary shares which were valued at $4.6 million, based on the closing share price of September 22, 2014 of $11.93 per share. We recorded the receipt of the ordinary shares as treasury shares. In addition, in connection with the termination of the capped call transactions, one counterparty and/or their affiliates unwound various hedging transactions with respect to the Company’s ordinary shares.

In the fourth quarter of 2014, we entered into separate, privately-negotiated conversion agreements with certain holders of the Convertible Senior Notes. Under the conversion agreements, the holders agreed to convert an aggregate principal amount of $89.0 million of Convertible Senior Notes held by them and we agreed to settle such conversions by issuing 16,594,793 ordinary shares. In addition, pursuant to the conversion agreements, we made an aggregate cash payment of $16.7 million to the holders for additional exchange consideration and $1.7 million in accrued and unpaid interest, and recognized a non-cash charge of $11.7 million related to the extinguishment of debt as a result of the note conversions. As of December 31, 2014, $61.0 million in aggregate principal amount of the Convertible Senior Notes remained outstanding.

During the year ended December 31, 2014, we received proceeds of $38.5 million in connection with our issuance of an aggregate of 8,990,120 of our ordinary shares upon the exercise of warrants. Additionally, we issued an aggregate of 864,780 ordinary shares in connection with the exercise of stock options and vesting of restricted stock units and received $1.6 million in proceeds in connection with the exercise of stock options, and received proceeds of $1.7 million upon the issuance of 536,543 ordinary shares through our employee stock purchase program.

We are required to maintain compliance with applicable Swiss laws with respect to our Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. We review on a regular basis whether Horizon Pharma AG is overindebted. As of December 31, 2014, Horizon Pharma AG was not overindebted. However, Horizon Pharma AG has previously been overindebted, including at December 31, 2013. We will continue to monitor and review Horizon Pharma AG’s financial position and, as necessary, will address any overindebtedness until such time as Horizon Pharma AG generates positive income at a statutory level, which could require us to have cash at Horizon Pharma AG in excess of its near-term operating needs and could affect our ability to have sufficient cash to meet the near-term operating needs of our other operating subsidiaries. As of December 31, 2014 and 2013, Horizon Pharma AG had cash and cash equivalents of $3.0 million and $3.7 million, respectively. Based upon the cash and cash equivalents held by Horizon Pharma AG as of December 31, 2014 and 2013, we do not expect that our financial position or results of operations will be materially affected by any need to address overindebtedness at Horizon Pharma AG. To date, the overindebtedness of Horizon Pharma AG has not resulted in the need to divert material cash resources from our other operating subsidiaries.

The following table provides a summary of our cash position and cash flows for the years ended December 31, 2014, 2013 and 2012, as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Cash and cash equivalents	$218,807	$80,480	$104,087
Cash provided by (used in):
Operating activities	27,549	(54,287)	(76,641)
Investing activities	(227,720)	(36,135)	(1,386)
Financing activities	338,285	66,716	164,308

Net Cash Provided by (Used in) Operating Activities

During the years ended December 31, 2014, 2013 and 2012, net cash provided by (used in) operating activities was $27.5 million, ($54.3 million) and ($76.6 million), respectively. The increase in net cash provided by operating activities during 2014 compared to 2013 was primarily attributable to higher cash flow from net product sales, partially offset by higher cash outlays for related expenses. Cash provided by operating activities during 2014 was negatively impacted by $51.7 million in transaction costs related to the Merger, the PENNSAID 2% acquisition, and the secondary offering of ordinary shares by certain stockholders in November 2014, and $16.7 million of cash payments related to induced debt conversions.

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

Net Cash Used in Investing Activities

During the years ended December 31, 2014, 2013 and 2012, net cash used in investing activities was $227.7 million, $36.1 million and $1.4 million, respectively. The increase in net cash used in investing activities during 2014 was primarily associated with the net cash paid for the acquisition of Vidara of $179.2 million and the acquisition of PENNSAID 2% of $45.0 million.

Net cash used in investing activities during 2013 was primarily attributable to our asset purchase of U.S. rights to VIMOVO for $35.0 million from AstraZeneca in November 2013. Additionally, $1.2 million of cash used in investing activities in 2013 was used for capital expenditures related to computer hardware and equipment purchases for the additional staffing of our sales function.

Net cash used in investing activities during 2012 was primarily attributable to capital expenditures for computer hardware and equipment to support our sales and administrative functions.

Net Cash Provided by Financing Activities

During the years ended December 31, 2014, 2013 and 2012, net cash provided by financing activities was $338.3 million, $66.7 million and $164.3 million, respectively. The increase in net cash provided by financing activities during 2014 was primarily attributable to $300.0 million of proceeds received under the Senior Secured Credit Facility in connection with the Merger in September 2014, net of $13.0 million of original issue discount and deferred financing fees. In addition, during 2014, we received proceeds of $38.5 million in connection with the exercise of warrants to purchase 8,990,120 ordinary shares, and received $9.4 million of cash proceeds from the settlement of the capped call termination in September 2014.

Net cash provided by financing activities in 2013 was primarily attributable to proceeds from the Convertible Senior Notes, net of issuance costs, partially offset by principal debt payments and the extinguishment of our Senior Secured Loan. In connection with our acquisition of the U.S. rights to VIMOVO, we issued $150.0 million aggregate principal amount of Convertible Senior Notes and received net proceeds of $143.6 million from the sale of the Convertible Senior Notes, after deducting fees and expenses of approximately $6.4 million. In addition, we used $18.7 million of the net proceeds to purchase capped calls and used $64.8 million of the net proceeds to repay all obligations under our Senior Secured Loan.

During the year ended December 31, 2013, we sold 2,448,575 shares of HPI common stock through at-the-market offerings for gross proceeds of $6.2 million and net proceeds of $6.0 million, after $0.2 million in commissions and other issuance costs.

Net cash provided by financing activities in 2012 was primarily the result of our debt refinancing and the equity offerings we completed. In February 2012, we entered into our $60.0 million Senior Secured Loan with a group of institutional lenders. As part of the closing of the Senior Secured Loan, we repaid outstanding principal under previous borrowings totaling $19.8 million. In March 2012, we received gross proceeds of $50.8 million and net proceeds of $47.5 million, after deducting $3.3 million in issuance costs, from the sale of 14,033,829 shares of HPI common stock and warrants to purchase an aggregate of 3,508,448 shares of HPI common stock to certain institutional and accredited investors in a private equity placement. In September 2012, we received gross proceeds of $86.2 million and net proceeds of $80.6 million after deducting $5.6 million in issuance costs from the sale of 24,638,750 shares of HPI common stock and warrants to purchase an aggregate of 12,319,375 shares of HPI common stock in a public offering.

Contractual Obligations

As of December 31, 2014, minimum future cash payments due under contractual obligations, including, among others, our Convertible Senior Notes, minimum purchase agreements and non-cancelable operating lease agreements, were as follows (in thousands):

	2015	2016	2017	2018	2019	2020 & Thereafter	Total
Debt agreements(1)	$30,403	$30,499	$30,424	$91,410	$320,550	$—	$503,287
Purchase commitments(2)	13,578	4,619	4,619	3,527	3,527	3,527	33,397
Operating lease obligations(3)	1,581	1,624	1,538	1,104	558	5,484	11,889

Total contractual cash obligations	$45,562	$36,743	$36,581	$96,042	$324,635	$9,011	$548,573

(1)	Represents the minimum contractual obligation due under the following debt agreements:

•

Convertible Senior Notes, which includes quarterly interest payments and repayment of the Convertible Senior Notes principal in November 2018. The principal balance of the Convertible Senior Notes at December 31, 2014 was $61.0 million.

•	$300.0 million Senior Secured Credit Facility, which includes quarterly interest payments and repayment of the principal in September 2019.

(2)	These amounts reflect the following purchase commitments with our third party manufacturers:

•	Minimum purchase commitment for RAYOS/LODOTRA tablets from Jagotec through December 31, 2017 (the end of the minimum term), which is the firm commitment term under the contract.

•	Purchase commitment for final packaged DUEXIS tablets from sanofi-aventis U.S. through March 2015.

•	Minimum purchase commitment for VIMOVO tablets from Patheon through April 2015.

•	Minimum annual order quantities required to be placed with Boehringer Ingelheim for final packaged ACTIMMUNE through July 2020.

•	Purchase commitment for final packaged PENNSAID 2% from Nuvo through April 2015.

(3)	These amounts reflect payments due under our operating leases, which are principally for our facilities. We occupy approximately 10,300 square feet of office space in our headquarters in Dublin, Ireland under a lease that expires on November 4, 2029. We also occupy approximately 50,500 square feet of office space in Deerfield, Illinois under lease agreements that expire on June 30, 2018, approximately 5,000 square feet of office space in Mannheim, Germany under a lease that expires on December 31, 2016, approximately 3,200 square feet of office space in Reinach, Switzerland under a lease that expires on May 31, 2015 and approximately 6,200 square feet of office space in Roswell, Georgia under a lease that expires on October 31, 2018.

In addition to the obligations set out in the above table, we have assumed material obligations to pay royalties to certain third parties on net sales of VIMOVO as a result of the acquisition of the U.S. rights to VIMOVO from AstraZeneca in November 2013 and ACTIMMUNE as result of the Merger.

Under the Pozen license agreement, we are required to pay Pozen a flat 10% royalty on net sales of VIMOVO and such other products sold by us, our affiliates or sublicensees during the royalty term, subject to minimum annual royalty obligations of $5.0 million in 2014 and $7.5 million each year thereafter, which minimum royalty obligations will continue for each year during which one of Pozen’s patents covers such products in the United States and there are no competing products in the United States. The royalty rate may be reduced to a mid-single digit royalty rate as a result of loss of market share to competing products. Our obligation to pay royalties to Pozen will expire upon the later of (a) expiration of the last-to-expire of certain patents covering such products in the United States, and (b) ten years after the first commercial sale of such products in the United States. In addition, we are obligated to reimburse Pozen for costs, including attorneys’ fees, incurred by Pozen in connection with VIMOVO patent litigation moving forward, subject to agreed caps.

Under the terms of the license agreement with Genentech Inc., or Genentech, which was the original developer of ACTIMMUNE, we are or were obligated to pay royalties to Genentech on our net sales of ACTIMMUNE as follows:

•	Through November 25, 2014, we were obligated to pay a royalty of 45% of the first $3.7 million in net sales achieved in a calendar year, and 10% on all additional net sales in that year;

•	For the period from November 26, 2014 through May 5, 2018, the royalty payments will be reduced to a 20%-30% range for the first tier in net sales and in the 1-9% range for the second tier; and

•	From May 6, 2018 and for so long as we continue to commercially sell ACTIMMUNE, we will be obligated to pay an annual royalty in the low single digits as a percentage of annual net sales.

Under the terms of an agreement with Connetics Corporation (which was the predecessor parent company to InterMune and is now part of GlaxoSmithKline), or Connectics, we are obligated to pay royalties to Connetics on our net sales of ACTIMMUNE as follows:

•	0.25% of net sales of ACTIMMUNE, rising to 0.5% once cumulative net sales of ACTIMMUNE in the United States surpass $1.0 billion; and

•

In the event we develop and receive regulatory approval for ACTIMMUNE in the indication of scleroderma, we will be obligated to pay a royalty of 4% on all net sales of ACTIMMUNE recorded for use in that indication.

As of December 31, 2014, cumulative net sales of ACTIMMUNE in the United States were $25.3 million.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 14, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in this report.

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

Distribution Service Fees

We include distribution service fees paid to our wholesalers for distribution and inventory management services as a reduction to revenue. We accrue estimated fees based on contractually determined amounts, typically as a percentage of revenue, as a reduction of revenue.

Co-Pay Assistance

We offer discount card and other programs such as our PME program to patients under which the patient receives a discount on his or her prescription. In certain circumstances when a patient’s prescription is rejected by a managed care vendor, we will pay for the full cost of the prescription. We reimburse pharmacies for this discount through third-party vendors. We accrue estimated costs for co-pay assistance based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel and record the rebate as a reduction of revenue. We record the total amount of estimated discounts for sales recorded in the period as a reduction of revenue.

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

Government Rebates and Chargebacks

Government Rebates

We participate in certain federal government rebate programs, such as Medicare and Medicaid. We accrue estimated rebates based on estimated percentages of product sold to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be sold to qualified patients and record the rebates as a reduction of revenue.

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

The following table summarizes our customer-related accruals and allowances as of December 31, 2014 and 2013 (in thousands):

Customer-Related Accruals and Allowances

	Contractual Allowances	Government Rebates and Chargebacks	Total
Balance at December 31, 2012	$2,234	$321	$2,555
Current provisions relating to sales in current year	21,799	3,909	25,708
Adjustments relating to prior year sales	—	—	—
Payments relating to sales in current year	(16,422)	(2,785)	(19,207)
Payments relating to sales in prior years	(895)	(38)	(933)

Balance at December 31, 2013	$6,716	$1,407	$8,123
Current provisions relating to sales in current year	242,091	45,301	287,392
Adjustments relating to prior year sales	(1,770)	—	(1,770)
Payments relating to sales in current year	(181,380)	(38,880)	(220,260)
Payments relating to sales in prior years	(4,842)	(1,307)	(6,149)
Vidara Acquisition on September 18, 2014	472	13,528	14,000

Balance at December 31, 2014 (1)	$61,287	$20,049	$81,336

(1)	The balance includes $5,221 of unpaid contractual allowance invoices recorded in accounts payable.

Cost of Goods Sold

We recognize cost of goods sold in connection with our sales of ACTIMMUNE, DUEXIS, LODOTRA, RAYOS and VIMOVO.

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

Cost of goods sold for DUEXIS includes all costs directly related to the purchase of product from our third-party manufacturers, including freight charges and costs of distribution service fees.

Cost of goods sold for LODOTRA includes raw material costs, costs associated with third parties who manufacture LODOTRA for us, supply chain costs, amortization of developed technology, royalty payments to third parties for the use of certain licensed patents and applicable taxes.

Cost of goods sold for RAYOS includes all costs directly related to the purchase of product from our third-party manufacturers, including freight charges and costs of distribution, amortization of developed technology, royalty payments to third parties for the use of certain licensed patents and applicable taxes.

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

We measure fair value based on the estimated future discounted cash flows associated with our assets in addition to other assumptions and projections that we deem to be reasonable and supportable. The estimated useful lives for all identified intangible assets that are subject to amortization were as follows as of December 31, 2014:

Intangible Asset	Estimated Useful Life
ACTIMMUNE developed technology	13 years
LODOTRA and RAYOS developed technology	12 Years
PENNSAID 2% developed technology	6 Years
VIMOVO intellectual property	5 Years
Customer relationships	10 years

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. At December 31, 2013 and at the final measurement on June 27, 2014, the estimated fair value of our derivative liability related to the convertible portion of our 5.00% Convertible Senior Notes due 2018, or Convertible Senior Notes, was derived utilizing the binomial lattice approach for the valuation of convertible instruments. Assumptions used in the calculation included, among others, determining the appropriate credit spread using benchmarking analysis and solving for the implied credit spread, calculating the fair value of the stock component using a discounted risk free rate and borrowing cost and calculating the fair value of the note component using a discounted credit adjusted discount rate. Based on the assumptions used to determine the fair value of the derivative liability associated with the Convertible Senior Notes, we concluded that these inputs were Level 3 inputs.

Business Combinations

We account for business combinations in accordance with the pronouncement guidance in ASC 805, Business Combinations, in which acquired assets and liabilities are measured at their respective estimated fair values as of the acquisition date. We may be required, as in the case of intangible assets or contingent royalties, to determine the fair value associated with these amounts by estimating the fair value using an income approach under the discounted cash flow method, which may include revenue projections and other assumptions made by us to determine the fair value. During the year ended December 31, 2014, we recorded a bargain purchase gain of $22.2 million in connection with the Merger, representing the excess of the estimated fair values of net assets acquired over the acquisition consideration paid.

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

Accrued Contingent Royalties

Our accrued contingent royalties consist of the contingent royalty obligations assumed by us related to our acquisitions of the U.S. rights to VIMOVO and Vidara (related to ACTIMMUNE). At the time of each acquisition, we assigned a fair value to the liability for royalties. The royalty liability was based on anticipated revenue streams utilizing the income approach under the discounted cash flow method. The estimated liability for royalties is increased over time to reflect the change in its present value, and accretion expense is recorded as part of cost of goods sold. We evaluate the adequacy of the estimated contingent royalty liability at least annually, or whenever events or changes in circumstances indicate that an evaluation of the estimate is necessary. As part of any evaluation, we adjust the carrying value of the liability to the present value of the revised estimated cash flows using the original discount rate.

Any decrease or increase to the liability is recorded as an increase or reduction in cost of goods sold. The royalty liability is included in current and long-term accrued royalties on the consolidated balance sheets.

New Accounting Pronouncements Impacting Critical Accounting Policies

Refer to Note 2, “Summary of Significant Accounting Policies,” in the notes to our condensed consolidated financial statements included in this report, which includes a discussion of the new accounting pronouncements impacting critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investment in money market accounts which bear a variable interest rate.

Borrowings under the Senior Secured Credit Facility bear interest, at our option, at a rate equal to either the London Inter-Bank Offer Rate, or LIBOR, plus an applicable margin of 8.0% per annum (subject to a 1.0% LIBOR floor), or the prime lending rate, plus an applicable margin equal to 7.0% per annum. Since drawing the full $300.0 million available in September 2014, our borrowings have been based on the LIBOR. Since current LIBOR rates are below the 1.0% LIBOR floor, the interest rate on our borrowings has been 9.0% per annum. An increase in the LIBOR of 100 basis points above the 1.0% LIBOR floor would increase our interest expense by $3.0 million per year.

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

Foreign Currency Risk. Our purchase cost of ACTIMMUNE under our contract with Boehringer Ingelheim as well as our sales contracts relating to LODOTRA are principally denominated in Euros and are subject to significant foreign currency risk. We also incur certain operating expenses in currencies other than the U.S. dollar in relation to our Ireland operations and foreign subsidiaries, including Horizon Pharma AG; therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had minimal impact on our results of operations and cash flows.

Inflation Risk. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. For the year ended December 31, 2014, our top five customers, American Specialty Pharmacy, Inc., AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation and Rochester Drug Company accounted for approximately 86% of total consolidated gross sales. For the year ended December 31, 2013, our top five customers, AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation, Mundipharma and Rochester Drug Company, accounted for approximately 89% of total consolidated gross sales.

In addition, five customers, American Specialty Pharmacy, Inc., AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation and Rochester Drug accounted for approximately 80% of the Company’s total outstanding accounts receivable balances at December 31, 2014. As of December 31, 2013, AmerisourceBergen, Cardinal Health, Inc., Halsted Pharmacy, McKesson Corporation and Rochester Drug Company, accounted for approximately 85% of our total outstanding accounts receivable balances. Historically, we have not experienced any losses related to our accounts receivable balances.

Item 8. Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act), have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of internal control over financial reporting as of December 31, 2014, excluded Vidara’s internal controls over financial reporting because Vidara was acquired by us in a reverse acquisition under the acquisition method of accounting for business combination in September 2014. Vidara represented approximately 4% and 9% of our total assets and total net sales, respectively, of the related consolidated financial statement amounts, for the period ended December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

During the year ended December 31, 2014, other than continuing changes to our internal control processes resulting from the Merger as discussed above, there have been no material changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Cash Long Term Incentive Program

As previously disclosed in our Current Report on Form 8-K filed on November 10, 2014, on November 5, 2014 we approved a performance cash bonus program for the members of our executive committee and executive leadership team, including our executive officers. On February 23, 2014, the compensation committee of our board of directors approved the written plan document for such performance cash bonus program, the Horizon Pharma Public Limited Company Cash Long Term Incentive Program, or Cash Bonus Program.

Under the Cash Bonus Program, our executives are provided the opportunity to earn a cash bonus based on our level of attainment of total shareholder return, or TSR, over the designated performance period of November 5, 2014 through May 5, 2015. For such purposes, TSR means the percentage change in the price of our ordinary shares on a compounded annualized basis plus the dollar value of dividends and distributions made or declared divided by the closing price of our ordinary shares on the record date of the dividends and distributions. The Cash Bonus Program also requires that the TSR for the period from November 5, 2014 to November 4, 2017 must be greater than 15%, or the earlier occurrence of a change in control, as a general condition to payment of any amounts under the Cash Bonus Program.

Participants must remain employed by us through November 4, 2017 unless the earlier departure from employment is due to death, disability, termination without cause or a change in control transaction, as such terms are defined in the Cash Bonus Program. Payments under the Cash Bonus Program, if any, will be made after November 4, 2017 unless a change in control occurs prior to such date.

Under the Cash Bonus Program, actual potential payout levels for each of our executive officers under their pre-determined allocations will be based on the applicable TSR level attained during the performance period of November 5, 2014 through May 5, 2015 and are as follows:

	TSR Level (1)
Designated Participant	≥ 15% and < 25%	≥ 25% and < 40%	≥ 40% and < 60%	≥ 60%
Walbert, Timothy P.	$1.202	$2.137	$3.205	$4.541
Sherman, Jeffrey W.	$0.332	$0.589	$0.884	$1.253
Carey, Robert F.	$0.414	$0.737	$1.105	$1.566
Moze, Barry J.	$0.332	$0.589	$0.884	$1.253
Kody, John J.	$0.414	$0.737	$1.105	$1.566
Hoelscher, Paul W.	$0.414	$0.737	$1.105	$1.566
Kelly, David	$0.249	$0.442	$0.663	$0.939

(1)	All dollar amounts in the table above are in millions. The maximum award for each participant is reflected under the ≥60% TSR Level column next to the participant’s name.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item is incorporated herein by reference from our definitive Proxy Statement to be filed in connection with our 2015 Annual General Meeting of Shareholders, or our 2015 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from our 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from our 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from our 2015 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from our 2015 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements

The financial statements listed on the Index to Financial Statements F-3 to F-52 are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves for each of the three fiscal years ended December 31, 2014, 2013 and 2012. Other financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed on the Index to Exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON PHARMA PLC

Dated: February 27, 2015	By:	/s/ TIMOTHY P. WALBERT
Timothy P. Walbert

President, Chief Executive Officer and Chairman of the Board

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy P. Walbert and Paul W. Hoelscher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TIMOTHY P. WALBERT Timothy P. Walbert	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2015

/s/ PAUL W. HOELSCHER Paul W. Hoelscher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015

/s/ MICHAEL GREY Michael Grey	Director	February 27, 2015

/s/ LIAM DANIEL Liam Daniel	Director	February 27, 2015

/s/ JEFF HIMAWAN Jeff Himawan, Ph.D.	Director	February 27, 2015

/s/ VIRINDER NOHRIA Virinder Nohria, M.D., Ph.D.	Director	February 27, 2015

/s/ RONALD PAULI Ronald Pauli	Director	February 27, 2015

/s/ GINO SANTINI Gino Santini	Director	February 27, 2015

/s/ H. THOMAS WATKINS H. Thomas Watkins	Director	February 27, 2015

HORIZON PHARMA PLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Horizon Pharma plc

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Horizon Pharma plc and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting incorporated by reference under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the internal controls over financial reporting of Vidara Therapeutics International Public Limited Company and its subsidiaries prior to the effective time of the merger on September 19, 2014 (“Vidara”), from its assessment of internal control over financial reporting as of December 31, 2014 because Vidara was acquired by the Company in a reverse acquisition under the acquisition method of accounting for business combination on September 19, 2014. We have also excluded Vidara from our audit of internal control over financial reporting. Vidara’s total assets and total net sales represented approximately 4% and 9%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2015

HORIZON PHARMA PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$218,807	$80,480
Restricted cash	738	738
Accounts receivable, net	73,915	15,958
Inventories, net	16,865	8,701
Prepaid expenses and other current assets	14,370	4,888
Deferred tax assets, current	1,530	—

Total current assets	326,225	110,765

Property and equipment, net	7,241	3,780
Developed technology, net	696,963	131,094
In-process research and development	66,000	—
Other intangible assets, net	7,870	—
Deferred tax assets, net, non-current	18,761	—
Other assets	11,564	6,957

TOTAL ASSETS	$1,134,624	$252,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible debt, net	$48,334	$—
Accounts payable	21,011	9,921
Accrued expenses	46,625	15,926
Accrued trade discounts and rebates	76,115	8,123
Accrued royalties—current portion	25,325	8,010
Deferred tax liabilities, net	721	—
Deferred revenues—current portion	1,261	1,330

Total current liabilities	219,392	43,310

LONG-TERM LIABILITIES:
Convertible debt, net of current	—	110,762
Long-term debt, net	297,169	—
Derivative liability	—	109,410
Accrued royalties, net of current	48,887	24,982
Deferred revenues, net of current	8,144	9,686
Deferred tax liabilities, net, non-current	19,570	3,362
Other long-term liabilities	1,258	166

Total long-term liabilities	375,028	258,368

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 300,000,000 shares authorized; 125,425,853 and 66,097,417 shares issued at December 31, 2014 and 2013, respectively, and 124,041,487 and 66,097,417 shares outstanding at December 31, 2014 and 2013, respectively	13	7
Treasury stock, 384,366 ordinary shares at December 31, 2014	(4,585)	—
Additional paid-in capital	1,269,858	410,430
Accumulated other comprehensive loss	(4,363)	(2,403)
Accumulated deficit	(720,719)	(457,116)

Total shareholders’ equity (deficit)	540,204	(49,082)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,134,624	$252,596

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PHARMA PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share data)

	For the Years Ended December 31,
	2014	2013	2012
REVENUES:
Net sales	$296,955	$74,016	$18,844
Cost of goods sold	78,753	14,625	11,875

Gross profit	218,202	59,391	6,969

OPERATING EXPENSES:
Research and development	17,460	10,084	16,837
Sales and marketing	120,276	68,595	49,561
General and administrative	88,957	23,566	19,444

Total operating expenses	226,693	102,245	85,842

Operating loss	(8,491)	(42,854)	(78,873)

OTHER (EXPENSE) INCOME, NET:
Interest expense, net	(23,826)	(12,774)	(11,552)
Foreign exchange (loss) gain	(3,905)	1,206	489
Loss on derivative fair value	(214,995)	(69,300)	—
Loss on induced conversion and debt extinguishment	(29,390)	(26,404)	(2,973)
Bargain purchase gain	22,171	—	—
Other, net	(11,251)	—	(56)

Total other expense, net	(261,196)	(107,272)	(14,092)

Loss before benefit for income taxes	(269,687)	(150,126)	(92,965)
BENEFIT FOR INCOME TAXES	(6,084)	(1,121)	(5,171)

NET LOSS	$(263,603)	$(149,005)	$(87,794)

NET LOSS PER ORDINARY SHARE - Basic and diluted	$(3.15)	$(2.34)	$(2.26)
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING - Basic and diluted	83,751,129	63,657,924	38,871,422
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(1,960)	969	416

Other comprehensive (loss) income	(1,960)	969	416

COMPREHENSIVE LOSS	$(265,563)	$(148,036)	$(87,378)

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PHARMA PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Ordinary Shares		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2011	19,627,744	$2	—	$—	$270,015	$(3,788)	$(220,317)	$45,912
Issuance of ordinary shares in conjunction with equity financing offerings, net of
underwriting fees and issuance costs.	38,672,579	4	—	—	128,075	—	—	128,079
Issuance of ordinary shares in conjunction with vesting of restricted stock units	74,050	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with ESPP purchases	106,955	—	—	—	287	—	—	287
Stock-based compensation	—	—	—	—	4,661	—	—	4,661
Issuance of ordinary shares in conjunction with warrant exercises	1,990,919	—	—	—	154	—	—	154
Issuance of warrants in connection with notes payable	—	—	—	—	9,188	—	—	9,188
Issuance of ordinary shares in connection with notes payable amendment	1,250,000	—	—	—	5,075	—	—	5,075
Currency translation adjustment	—	—	—	—	—	416	—	416
Net loss	—	—	—	—	—	—	(87,794)	(87,794)

Balances at December 31, 2012	61,722,247	6	—	$—	$417,455	$(3,372)	$(308,111)	$105,978
Issuance of ordinary shares in conjunction with ATM equity financing offerings, net of issuance costs	2,448,575	1	—	—	5,997	—	—	5,998
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	340,029	—	—	—	161	—	—	161
Issuance of ordinary shares in conjunction with ESPP purchases	225,820	—	—	—	478	—	—	478
Stock-based compensation	—	—	—	—	5,014	—	—	5,014
Issuance of ordinary shares in conjunction with warrant exercises	1,360,746	—	—	—	—	—	—	—
Purchase of capped calls	—	—	—	—	(18,675)	—	—	(18,675)
Currency translation adjustment	—	—	—	—	—	969	—	969
Net loss	—	—	—	—	—	—	(149,005)	(149,005)

Balances at December 31, 2013	66,097,417	$7	—	$—	$410,430	$(2,403)	$(457,116)	$(49,082)
Issuance of ordinary shares in connection with Vidara merger	31,350,000	3	—	—	387,796	—	—	387,799
Issuance of ordinary shares in conjunction with inducement of convertible notes	16,594,793	2	—	—	78,437	—	—	78,439
Reclassification of derivative liability	—	—	—	—	324,405	—	—	324,405
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	864,780	—	—	—	1,612	—	—	1,612
Issuance of ordinary shares in conjunction with ESPP purchases	536,543	—	—	—	1,674	—	—	1,674
Stock-based compensation	—	—	—	—	13,197	—	—	13,197
Issuance of ordinary shares in conjunction with warrant exercises	8,990,120	1	—	—	38,460	—	—	38,461
Proceeds from capped call transactions	—	—	384,366	(4,585)	13,970	—	—	9,385
Treasury stock purchase	—	—	7,800	(123)	—	—	—	(123)
Treasury stock retirement	(7,800)	—	(7,800)	123	(123)	—	—	—
Currency translation adjustment	—	—	—	—	—	(1,960)	—	(1,960)
Net loss	—	—	—	—	—	—	(263,603)	(263,603)

Balances at December 31, 2014	124,425,853	$13	384,366	$(4,585)	$1,269,858	$(4,363)	$(720,719)	$540,204

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PHARMA PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(263,603)	$(149,005)	$(87,794)
Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
Remeasurement of VIMOVO and ACTIMMUNE royalty liabilities	10,660	—	—
Depreciation and amortization expense	34,009	9,310	5,538
Share-based compensation	13,198	5,014	4,661
Bargain purchase gain	(22,171)	—	—
Loss on derivative revaluation	214,995	69,300	—
Royalty accretion	9,020	—	—
Loss on debt extinguishment	11,709	12,881	—
Paid in kind interest expense	—	2,225	2,607
Amortization of debt discount and deferred financing costs	9,273	4,364	2,740
Foreign exchange loss (gain)	3,905	(1,206)	(489)
Loss on disposal of assets	11	—	76
Changes in operating assets and liabilities:
Accounts receivable	(46,183)	(12,491)	(1,087)
Inventories	7,173	(3,426)	(4,022)
Prepaid expenses and other current assets	(9,208)	(1,240)	(543)
Accounts payable	9,383	3,908	(2,209)
Accrued trade discounts and rebates	54,090	6,962	7,260
Accrued expenses	(1,270)	980	(208)
Deferred revenues	(562)	(1,145)	2,616
Deferred income taxes	(7,516)	(1,186)	(5,206)
Other non-current assets and liabilities	636	468	(581)

Net cash provided by (used in) operating activities	27,549	(54,287)	(76,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(224,220)	(35,000)	—
Purchases of property and equipment	(3,500)	(1,198)	(1,336)
Change in restricted cash	—	63	(50)

Net cash used in investing activities	(227,720)	(36,135)	(1,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt, net of underwriting fees and issuance costs	286,966	143,598	55,578
Proceeds from the issuance of ordinary shares in connection with warrant exercises	38,461	—	154
Proceeds from settlement of capped call transactions	9,385	—	—
Proceeds from the issuance of ordinary shares through ESPP programs and stock option exercises	3,473	639	287
Repayment of notes payable	—	(64,844)	(19,788)
Purchase of capped calls	—	(18,675)	—
Proceeds from the issuance of ordinary shares under an ATM agreement, net of issuance costs	—	5,998	—
Proceeds from equity finance offerings, net of offering costs	—	—	128,077

Net cash provided by financing activities	338,285	66,716	164,308

Effect of foreign exchange rate changes on cash	213	99	(160)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,327	(23,607)	86,121
CASH AND CASH EQUIVALENTS, beginning of the year	80,480	104,087	17,966

CASH AND CASH EQUIVALENTS, end of the year	$218,807	$80,480	$104,087

Supplemental cash flow information:
Cash paid for interest	$14,109	$8,573	$7,554
Cash paid for income taxes	$37	$44	$57
Cash paid for induced conversion and debt extinguishment	$16,690	$12,152	$2,124
Supplemental non-cash flow information:
Contingent liabilities assumed in acquisition	$33,600	$32,992	—
Intangble assets acquired in acquisition	$679,100	$67,705	—
Accrued capital expenditures	$1,463	—	—
Conversion of Convertible Senior Notes to ordinary shares	$89,015	—	—

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PHARMA PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 1 – BASIS OF PRESENTATION

On September 19, 2014, the businesses of Horizon Pharma, Inc. (“HPI”) and Vidara Therapeutics International Public Limited Company (“Vidara”) were combined in a merger transaction (the “Merger”), accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with HPI treated as the acquiring company in the Merger for accounting purposes. As part of the Merger, a wholly-owned subsidiary of Vidara merged with and into HPI, with HPI surviving the Merger as a wholly-owned subsidiary of Vidara and Vidara changed its name to Horizon Pharma plc (“New Horizon” or the “Company”). Upon the consummation of the Merger, the historical financial statements of HPI became the Company’s historical financial statements. Accordingly, the historical financial statements of HPI are included in the comparative prior periods.

Business Overview

The Company is a specialty biopharmaceutical company focused on improving patients’ lives by identifying, developing, acquiring or in-licensing and commercializing differentiated products that address unmet medical needs. The Company markets a portfolio of products in arthritis, inflammation and orphan diseases. The Company’s U.S. marketed products are ACTIMMUNE ® (interferon gamma-1b), DUEXIS ® (ibuprofen/famotidine), PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”), RAYOS® (prednisone) delayed-release tablets and VIMOVO® (naproxen/esomeprazole magnesium). The Company developed DUEXIS and RAYOS/LODOTRA®, acquired the U.S. rights to VIMOVO from AstraZeneca AB (“AstraZeneca”) in November 2013, acquired the U.S. rights to ACTIMMUNE as a result of the Merger, and acquired the U.S. rights to PENNSAID 2% from Nuvo Research Inc. (“Nuvo”) in October 2014. The Company markets its products in the United States through a combined field sales force of approximately 375 representatives consisting of approximately 325 primary care sales representatives and 50 sales representatives in its specialty and orphan diseases business areas. The Company’s strategy is to develop, acquire or in-license additional innovative medicines or acquire companies, such as the addition of ACTIMMUNE through the recently-completed Merger and the acquisition of the U.S. rights to PENNSAID 2% from Nuvo.

The Company is a public limited company formed under the laws of Ireland. As a result of the Merger, the Company operates through a number of international and U.S. subsidiaries with principal business purposes to either hold intellectual property assets, perform research and development or manufacturing operations, serve as distributors of the Company’s products, or provide services and financial support to the Company. The Company’s international operations are conducted primarily through HZNP Limited, which is responsible for research and development for ACTIMMUNE and PENNSAID 2%, Horizon Pharma Ireland Limited, which is responsible for manufacturing ACTIMMUNE and PENNSAID 2% and other products the Company may potentially acquire, and Horizon Pharma AG, a company organized under the laws of Switzerland, along with its wholly-owned subsidiary Horizon Pharma GmbH, a company organized under the laws of Germany, together which are responsible for manufacturing RAYOS/LODTORA, and for international sales of LODOTRA. The Company’s U.S. operations are conducted primarily through Horizon Pharma USA, Inc. which is responsible for research and development and manufacturing of DUEXIS and VIMOVO, and distribution in the U.S. market of DUEXIS, VIMOVO and RAYOS, and other products the Company may potentially acquire, such as the recently acquired PENNSAID 2%, as well as through HZNP USA Inc. which is responsible for distribution of ACTIMMUNE in the United States. Unless otherwise indicated or the context otherwise requires, references to the “Company”, “New Horizon”, “we”, “us” and “our” refer to Horizon Pharma plc and its consolidated subsidiaries, including its predecessor, HPI. All references to “Vidara” are references to Horizon Pharma plc (formerly known as Vidara Therapeutics International Public Limited Company) and its consolidated subsidiaries prior to the effective time of the Merger on September 19, 2014. The disclosures in this report relating to the pre-Merger business of Horizon Pharma plc, unless noted as being the business of Vidara prior to the Merger, pertain to the business of HPI prior to the Merger.

On April 23, 2011, the U.S. Food and Drug Administration (“FDA”) approved DUEXIS, a proprietary tablet formulation containing a fixed-dose combination of ibuprofen and famotidine in a single pill. DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis (“RA”), osteoarthritis (“OA”) and to decrease the risk of developing upper gastrointestinal ulcers in patients who are taking ibuprofen for these indications. The Company began marketing DUEXIS to physicians in December 2011. In June 2012, the Company licensed DUEXIS rights in Latin America to Grünenthal S.A., a private company focused on the promotion of pain products.

The Company’s second approved product in the United States, RAYOS, known as LODOTRA outside the United States, is a proprietary delayed-release formulation of low-dose prednisone, first approved in Europe in March 2009, for the treatment of moderate to severe, active RA in adults, particularly when accompanied by morning stiffness. On July 26, 2012, the FDA approved RAYOS for the treatment of RA, polymyalgia rheumatica (“PMR”), psoriatic arthritis, ankylosing spondylitis (“AS”), asthma and chronic obstructive pulmonary disease and a number of other conditions. The Company is focusing its promotion of RAYOS in the United States on rheumatology indications, including RA and PMR. The Company began marketing RAYOS to a subset of U.S. rheumatologists in December 2012 and began the full launch in late January 2013 to the majority of U.S. rheumatologists and key primary care physicians. LODOTRA is currently marketed outside the United States, excluding Japan and Canada, by the Company’s distribution partner, Mundipharma International Corporation Limited (“Mundipharma”).

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

In December 2013, as a result of its acquisition of the U.S. rights to VIMOVO, the Company began recognizing revenues under the transition agreement with AstraZeneca. The Company announced the availability of Horizon-labeled VIMOVO on January 2, 2014, at which time it also began marketing with its primary care sales force and began direct recording VIMOVO revenue.

On March 18, 2014, the Company, Vidara Therapeutics Holdings LLC, a Delaware limited liability company (“Vidara Holdings”), Vidara, Hamilton Holdings (USA), Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Vidara (“U.S. HoldCo”), and Hamilton Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of U.S. HoldCo (“Merger Sub”), entered into a Transaction Agreement and Plan of Merger (the “Merger Agreement”). Upon consummation of the Merger on September 19, 2014 (the “Closing”), the security holders of HPI (excluding the holders of HPI’s convertible notes) owned approximately 74% of the Company and Vidara Holdings owned approximately 26% of the Company. At the Closing, New Horizon made a cash payment of $210.9 million to Vidara Holdings and $2.7 million to Citibank N.A. as escrow agent under an escrow agreement associated with the Merger.

In connection with the Merger, on June 17, 2014, the Company entered into a senior secured credit facility with certain lenders and Citibank, N.A., as administrative agent and collateral agent, that provided the Company with $300.0 million in financing over a five-year period (the “Senior Secured Credit Facility”). The Company borrowed the full $300.0 million available under the Senior Secured Credit Facility on September 19, 2014 and used a portion of the proceeds to provide the cash payment of $213.6 million for the Merger and to pay certain transaction related expenses, and is using the balance for general corporate purposes.

As a result of the Merger, the Company began marketing ACTIMMUNE, a bioengineered form of interferon gamma-1b, a protein that acts as a biologic response modifier, in the United States. ACTIMMUNE is approved by the FDA for use in children and adults with chronic granulomatous disease (“CGD”) and severe, malignant osteopetrosis (“SMO”). ACTIMMUNE is indicated for reducing the frequency and severity of serious infections associated with CGD and for delaying time to disease progression in patients with SMO. The FDA has agreed to the primary endpoint for a Phase 3 study that will evaluate ACTIMMUNE in the treatment of Friedreich’s Ataxia (“FA”). In February 2015, the Company submitted an IND application and anticipates the Phase 3 clinical study related to FA will begin enrolling patients in the second quarter of 2015.

On October 17, 2014, the Company acquired the U.S. rights to PENNSAID 2% from Nuvo for $45.0 million in cash. PENNSAID 2% is approved in the United States for the treatment of the pain of OA of the knee(s). As part of the acquisition, the Company entered into an eight-year exclusive supply agreement with Nuvo. The Company began marketing PENNSAID 2% in January 2015. In connection with the PENNSAID 2% acquisition, the Company expanded its primary care sales force by 75 additional representatives. Effective January 1, 2015, the Company’s primary care representatives are now marketing DUEXIS, PENNSAID 2% and VIMOVO.

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

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries in the United States, Ireland, Bermuda, Luxembourg, Switzerland, Germany and the United Kingdom. All intercompany accounts and transactions have been eliminated. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

During the first quarter of 2014, the Company recorded an out of period correction of $1.6 million resulting in a reduction to its distribution service fees related to prior periods. This correction to distribution service fees was recorded as an increase in net sales within the Company’s condensed consolidated statements of comprehensive loss for the year ended December 31, 2014. The Company has evaluated the impact of the reduction in distribution service fees to prior reporting periods and has determined it was immaterial.

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

Gains and losses resulting from foreign currency translations are reflected within the Company’s results of operations. During the year ended December 31, 2014, the Company recorded a loss from foreign currency translations of $3.9 million, compared to a gain from foreign currency translations during the year ended December 31, 2013 of $1.2 million. The Company does not currently utilize and has not in the past utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

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

Under the manufacturing and supply agreements with Mundipharma Medical Company (“Mundipharma Medical”), Mundipharma Medical agreed to purchase LODOTRA exclusively from the Company at a price based on a specified percentage of the average net selling price (“ANSP”) for sales in a given country, subject to a minimum price. Mundipharma Medical has a nine-month period from purchase date to request an ANSP adjustment. If the ANSP is lower than the actual purchase price, then Mundipharma Medical would receive a price adjustment. Revenue for products sold to Mundipharma Medical is recognized upon delivery at the minimum price, as no contractual right of return exists. The difference between the actual selling price and the minimum price is recorded as deferred revenue until such time as adjustments for product returns, rebates and discounts can be reliably estimated or the nine-month ANSP adjustment period passes, at which time any previously deferred revenue would be recognized as revenue. As of December 31, 2014 and 2013, deferred revenues related to the sale of LODOTRA were $0.7 million and $0.6 million, respectively. Additionally, as of December 31, 2014 and 2013, deferred revenues related to milestone and upfront payments received under existing agreements were $7.1 million and $8.7 million, respectively.

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

Distribution Service Fees

The Company includes distribution service fees paid to its wholesalers for distribution and inventory management services as a reduction to revenue. The Company accrues estimated fees based on contractually determined amounts, typically as a percentage of revenue, as a reduction of revenue.

Co-Pay Assistance

The Company offers discount card and other programs such as our PME program to patients under which the patient receives a discount on his or her prescription. In certain circumstances when a patient’s prescription is rejected by a managed care vendor, the Company will pay for the full cost of the prescription. The Company reimburses pharmacies for this discount through third-party vendors. The Company accrues estimated costs for co-pay assistance based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel and records the rebate as a reduction of revenue. The Company records the total amount of estimated costs for co-pay assistance for sales recorded in the period as a reduction of revenue.

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

Government Rebates and Chargebacks

Government Rebates

The Company participates in certain federal government rebate programs, such as Medicare and Medicaid. The Company accrues estimated rebates based on percentages of product sold to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be sold to qualified patients and records the rebates as a reduction of revenue.

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

Bad Debt Expense

The Company’s products are sold to wholesale pharmaceutical distributors and retail chains. The Company monitors its accounts receivable balances to determine the impact, if any, of such factors as changes in customer concentration, credit risk and the realizability of its accounts receivable, and records a bad debt reserve when applicable. The Company had established an immaterial reserve for bad debt expense for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, the Company did not record a bad debt expense related to its accounts receivable balances.

Cost of Goods Sold

The Company recognizes cost of goods sold in connection with its sale of ACTIMMUNE, DUEXIS, RAYOS/LODOTRA and VIMOVO.

Cost of goods sold for ACTIMMUNE includes all costs directly related to the acquisition of ACTIMMUNE from the Company’s third party manufacturer, including freight charges and other direct expenses such as insurance and amortization of intellectual property, royalty accretion expense and any changes in estimate associated with the contingent royalty liability as described in the accrued contingent royalty accounting policy below.

Cost of goods sold for DUEXIS includes all costs directly related to the purchase of product from the Company’s third party manufacturers, including freight charges and costs of distribution service fees.

Cost of goods sold for LODOTRA includes raw material costs, costs associated with third parties who manufacture LODOTRA for the Company, supply chain costs, manufacturing overhead costs, amortization of developed technology, royalty payments to third parties for the use of certain licensed patents and applicable taxes.

Cost of goods sold for RAYOS includes all costs directly related to the purchase of product from the Company’s third party manufacturers, including freight charges, amortization of developed technology and royalty payments to third parties for the use of certain licensed patents and applicable taxes.

Cost of goods sold for VIMOVO includes all costs directly related to the acquisition of product from AstraZeneca and/or a third-party manufacturer, amortization of intellectual property, royalty accretion expense and any changes in estimate associated with the contingent royalty liability as described in the accrued contingent royalty accounting policy below.

Until the Company began recognizing revenue at the point of sale of DUEXIS to the wholesalers in the fourth quarter of 2012, it also deferred the related DUEXIS cost of goods sold and recorded such amounts as other current assets until revenue was recognized

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work-in-process and finished goods. The Company has entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs. As of December 31, 2014 and 2013, the Company had inventories of $16.9 million and $8.7 million, respectively.

Inventories exclude product sample inventory, which is included in other current assets and is expensed as a component of sales and marketing expense when provided to physicians or healthcare providers. As of December 31, 2014 and 2013, the Company had product sample inventory of $4.0 million and $1.3 million, respectively.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. For the periods presented, the Company’s potential dilutive shares, which include shares issuable upon the exercise of outstanding stock options, unvested restricted stock units, warrants to purchase ordinary shares and ordinary shares associated with the potential conversion of the Company’s 5.00% Convertible Senior Notes due 2018 (“Convertible Senior Notes”) have not been included in the computation of diluted net loss per share for the periods presented in which there is a net loss as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash balances and money market funds. Cash and cash equivalents were $218.8 million and $80.5 million as of December 31, 2014 and 2013, respectively. The Company’s policy is to invest excess cash in money market funds, which are generally of a short-term duration based upon operating requirements.

Restricted Cash

Restricted cash consists of balances included in interest-bearing money market accounts required by a vendor for the Company’s sponsored employee credit card program and by the lessor for the Company’s office in Deerfield, Illinois. As of each of December 31, 2014 and 2013, the Company had restricted cash of $0.7 million.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities.

At December 31, 2013 and at the final measurement date of June 27, 2014, the estimated fair value of the Company’s derivative liability related to the convertible portion of the Convertible Senior Notes was derived utilizing the binomial lattice approach for the valuation of convertible instruments. Assumptions used in the calculation included, among others, determining the appropriate credit spread using benchmarking analysis and solving for the implied credit spread, calculating the fair value of the stock component using a discounted risk free rate and borrowing cost and calculating the fair value of the note component using a discounted credit adjusted discount rate. Based on the assumptions used to determine the fair value of the derivative liability associated with the Convertible Senior Notes, the Company concluded that these inputs were Level 3 inputs.

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

Intangible Asset	Estimated Useful Life
ACTIMMUNE developed technology	13 years
LODOTRA and RAYOS developed technology	12 years
PENNSAID 2% developed technology	6 years
VIMOVO intellectual property	5 years
Customer relationships	10 years

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that may potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are invested in deposits with various banks in the United States, Ireland, Bermuda, Switzerland and Germany that management believes are creditworthy. At times, deposits in these banks may exceed the amount of insurance provided on such deposits. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.

The purchase cost of ACTIMMUNE under a contract with Boehringer Ingelheim as well as sales contracts relating to LODOTRA are principally denominated in Euros and are subject to significant foreign currency risk. The Company also incurs certain operating expenses in currencies other than the U.S. dollar in relation to its Ireland operations and other foreign subsidiaries, including Horizon Pharma AG; therefore, the Company is subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro. To date, the Company has not entered into any hedging contracts since exchange rate fluctuations have had minimal impact on its results of operations and cash flows.

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

The Company relies on third parties to manufacture its commercial supplies of ACTIMMUNE, DUEXIS, PENNSAID 2%, RAYOS/LODOTRA, and VIMOVO. The commercialization of any of its products or product candidates could be stopped, delayed or made less profitable if those third parties fail to provide the Company with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

The Company is required to maintain compliance with applicable Swiss laws with respect to its Swiss subsidiary, Horizon Pharma AG, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma AG to maintain assets in excess of its liabilities. The Company reviews on a regular basis whether its Swiss subsidiary is overindebted. As of December 31, 2014, Horizon Pharma AG was not overindebted. However, Horizon Pharma AG has previously been overindebted, including at December 31, 2013, primarily as a result of operating losses at the subsidiary. The Company will continue to monitor and review Horizon Pharma AG’s financial position and, as necessary, will address any overindebtedness until such time as Horizon Pharma AG generates positive income at a statutory level, which could require the Company to have cash at Horizon Pharma AG in excess of its near-term operating needs and could affect the Company’s ability to have sufficient cash at its other operating subsidiaries to meet its near-term operating needs. As of December 31, 2014 and 2013, Horizon Pharma AG had cash and cash equivalents of $3.0 million and $3.5 million, respectively. Based upon the cash and cash equivalents held by Horizon Pharma AG as of December 31, 2014 and 2013, the Company does not expect that its financial position or results of operations will be materially affected by any need to address overindebtedness at Horizon Pharma AG. To date, the overindebtedness of Horizon Pharma AG has not resulted in the need to divert material cash resources from the Company’s other operating subsidiaries.

Historically, the Company’s accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. For the year ended December 31, 2014, the Company’s top five customers, American Specialty Pharmacy, Inc., AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation and Rochester Drug Company accounted for approximately 86% of total consolidated gross sales. For the year ended December 31, 2013, the Company’s top five customers, AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation, Mundipharma and Rochester Drug Company, accounted for approximately 89% of total consolidated gross sales.

In addition, five customers, American Specialty Pharmacy, Inc., AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation and Rochester Drug accounted for approximately 80% of the Company’s total outstanding accounts receivable balances at December 31, 2014. As of December 31, 2013, AmerisourceBergen, Cardinal Health, Inc., Halsted Pharmacy, McKesson Corporation and Rochester Drug Company, accounted for approximately 85% of the Company’s total outstanding accounts receivable balances.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) (“OCI”). OCI includes certain changes in shareholders’ equity that are excluded from net income (loss), which consist of foreign currency translation adjustments. In February 2013, the Company adopted on a prospective basis Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated OCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. As of December 31, 2014 and 2013, accumulated other comprehensive loss was $4.4 million and $2.4 million, respectively.

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

Accrued Contingent Royalties

The Company’s accrued contingent royalties consist of the contingent royalty obligations assumed by the Company related to the Company’s acquisitions of the U.S. rights to VIMOVO and related to ACTIMMUNE. At the time of each acquisition, the Company assigned an estimated fair value to its contingent liability for royalties. The estimated royalty liability was based on anticipated revenue streams utilizing the income approach under the discounted cash flow method. The estimated liability for royalties is increased over time to reflect the change in its present value and accretion expense is recorded as part of cost of goods sold. The Company evaluates the adequacy of the estimated contingent royalty liability at least annually, or whenever events or changes in circumstances indicate that an evaluation of the estimate is necessary. As part of any evaluation, the Company adjusts the carrying value of the liability to the present value of the revised estimated cash flows using the original discount rate. Any decrease or increase to the liability is recorded as an increase or reduction in cost of goods sold. The royalty liability is included in current and long-term accrued royalties on the consolidated balance sheets.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016 and to annual and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2014-15 to its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on January 1, 2017 and early adoption is not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method on adoption. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU No. 2014-16 clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU No. 2014-16 clarifies that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting ASU No. 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. ASU No. 2014-16 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of adoption of ASU No. 2014-16 on our consolidated financial statements and related disclosures.

NOTE 3 – EARNINGS (LOSS) PER SHARE

The following table presents basic and diluted loss per share for the years ended December 31, 2014, 2013 and 2012 as follows (in thousands, except share and per share data):

	For the Years Ended December 31,
	2014	2013	2012
Basic and diluted earnings per share calculation:
Net loss	$(263,603)	$(149,005)	$(87,794)
Weighted average of common shares outstanding	83,751,129	63,657,924	38,871,422

Basic and diluted net loss per share	$(3.15)	$(2.34)	$(2.26)

The following outstanding securities in the table below were excluded from the computation of diluted loss per share for the years ended December 31, 2014, 2013 and 2012 due to being potentially anti-dilutive:

	For the Years Ended December 31,
	2014	2013	2012
Stock options	7,027,683	4,411,080	2,746,918
Restricted stock units	1,618,502	934,005	457,158
Warrants	6,683,811	16,114,746	17,480,243
Convertible Senior Notes	11,369,398	13,164,951	—

NOTE 4 – BUSINESS ACQUISITIONS

PENNSAID 2% acquisition

On October 17, 2014, the Company acquired the U.S. rights to PENNSAID 2% from Nuvo for $45.0 million in cash. PENNSAID 2% is approved in the United States for the treatment of the pain of OA of the knee(s). The Company began marketing PENNSAID 2% in January 2015, and as such no sales or cost of goods sold were recognized in 2014.

As part of the acquisition, the Company entered into an eight-year exclusive supply agreement with Nuvo to manufacture and supply PENNSAID 2% to the Company. The initial term of the supply agreement is through December 31, 2022, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party.

Pursuant to ASC Topic 805, Business Combinations, the Company accounted for the acquisition of the U.S. rights to PENNSAID 2% under the acquisition method of accounting, in which the Company recognized and accounted for the acquisition of the U.S. rights to PENNSAID 2% as a business combination. Using this methodology, the Company allocated the entire purchase price of $45.0 million to a developed technology intangible asset.

The valuation of the developed technology intangible asset was based on management’s estimates, forecasted financial information and reasonable and supportable assumptions. The allocation was generally based on the Company’s estimated fair value of the rights to payments with respect to U.S. revenue associated with PENNSAID 2% which were acquired in the transaction. This estimated fair value was determined using the income approach under the discounted cash flow method. Significant assumptions used in valuing the developed technology intangible asset included revenue projections through 2021 based on assumptions relating to pricing and reimbursement rates, market size and market penetration rates and cost of goods sold based on current manufacturing experience, general and administrative expenses, sales and marketing expenses, and research and development expenses for clinical and regulatory support. The calculated value of the PENNSAID 2% developed technology intangible asset is amortized using the straight-line method over an estimated useful life of 6 years, which is the period in which the majority of the benefits from such developed technology will be recognized.

Vidara acquisition

On March 18, 2014, the Company, Vidara Holdings, Vidara, U.S. HoldCo and Merger Sub, entered into the Merger Agreement. The Merger Agreement provided for the merger of Merger Sub with and into HPI, with HPI continuing as the surviving corporation and as a wholly-owned, indirect subsidiary of Vidara, with Vidara converting to a public limited company and changing its name to Horizon Pharma plc.

At the effective time of the Merger on September 19, 2014 (the “Effective Time”), (i) each share of HPI’s common stock issued and outstanding was converted into one ordinary share of New Horizon; (ii) each equity plan of HPI was assumed by New Horizon and each outstanding option under HPI’s equity plans was converted into an option to acquire the number of ordinary shares of New Horizon equal to the number of common stock underlying such option immediately prior to the Effective Time at the same exercise price per share as such option of HPI, and each other stock award that was outstanding under HPI’s equity plans was converted into a right to receive, on substantially the same terms and conditions as were applicable to such equity award before the Effective Time, the number of ordinary shares of New Horizon equal to the number of shares of HPI’s common stock subject to such stock award immediately prior to the Effective Time; (iii) each warrant to acquire HPI’s common stock outstanding immediately prior to the Effective Time and not terminated as of the Effective Time was converted into a warrant to acquire, on substantially the same terms and conditions as were applicable under such warrant before the Effective Time, the number of ordinary shares of New Horizon equal to the number of shares of HPI’s common stock underlying such warrant immediately prior to the Effective Time; and

(iv) the Convertible Senior Notes of HPI remained outstanding and, pursuant to a supplemental indenture entered into effective as of the Effective Time, have become convertible into the same number of ordinary shares of New Horizon at the same conversion rate in effect immediately prior to the Effective Time. Vidara Holdings retained ownership of 31,350,000 ordinary shares of New Horizon at the Effective Time. Upon consummation of the Merger (the “Closing”), the security holders of HPI (excluding the holders of HPI’s Convertible Senior Notes) owned approximately 74% of New Horizon and Vidara Holdings owned approximately 26% of New Horizon. At the Closing, New Horizon made a cash payment of $210.9 million to Vidara Holdings and $2.7 million to Citibank N.A. as escrow agent under an escrow agreement associated with the Merger.

The total consideration for the acquisition of Vidara was $601.4 million representing the $387.8 million market value of the 31,350,000 New Horizon ordinary shares that were held by prior Vidara shareholders immediately following the closing of the Merger plus the cash consideration of $213.6 million. The value of the New Horizon ordinary shares of $387.8 million is based on the September 18, 2014 closing stock price of HPI common stock of $12.37, the last closing price prior to the effective time of the Merger.

Pursuant to ASC Topic 805, Business Combinations, the Company accounted for the Merger as a reverse acquisition, under the acquisition method of accounting, with HPI treated as the acquiring company for accounting purposes. Identifiable assets and liabilities of Vidara, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the Merger. The excess of the fair value of the net assets acquired over the value of consideration was recorded as a bargain purchase gain. The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed by the Company pursuant to the Merger, along with the resulting bargain purchase gain (in thousands):

Allocation
Cash and cash equivalents	$34,401
Accounts receivable, net	11,838
Inventories	15,422
Other receivable—net working capital adjustment	195
Prepaid expenses	138
Property and equipment	289
Deferred tax assets	2,907
Customer relationships	8,100
In-process research and development	66,000
Developed technology	560,000
Accounts payable	(1,781)
Accrued expenses and other current liabilities	(32,372)
Contingent royalties	(33,600)
Other liabilities	(775)
Deferred tax liabilities	(7,170)
Bargain purchase gain	(22,171)

Fair value of consideration paid	$601,421

The fair value of the developed technology, IPR&D, customer relationships and contingent royalties, along with any associated deferred tax assets or liabilities, are pending final valuations being performed with assistance by an independent appraisal firm.

Inventories acquired included raw materials and finished goods. Fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. Fair value of raw materials has been estimated to equal the replacement cost. A step up in the value of inventory of $14.2 million was recorded in connection with the Merger. As of December 31, 2014, the remaining balance of ACTIMMUNE inventory step-up was $3.2 million.

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

Developed technology intangible assets reflect the estimated value of Vidara’s rights to the marketed ACTIMMUNE product as of the acquisition date. The fair value of developed technology was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on sales projections and estimated direct costs for ACTIMMUNE. Indications of value are developed by discounting these benefits to their present value at a discount rate of 15% that reflects the return requirements of the market. The fair value of developed technology was recorded as an intangible asset as of the acquisition date and subsequently amortized over an estimated remaining life of 13 years.

IPR&D is related to one R&D project for the application of ACTIMMUNE in the treatment of FA, that was incomplete at the time of the Merger. IPR&D is considered separable from the business as the project could be sold to a third party. The fair value of IPR&D was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on sales projections and estimated direct costs. Indications of value are developed by discounting these benefits to their present value at a discount rate of 33% that reflects the return requirements of the market. The fair value of the IPR&D was recorded as an indefinite-lived intangible asset and will be tested for impairment until completion or abandonment of R&D efforts associated with the project. In February 2015, the Company submitted an IND application for a Phase 3 study that will evaluate ACTIMMUNE in the treatment of FA and the Company plans to begin the Phase 3 study in the second quarter of 2015 in collaboration with the Friedreich’s Ataxia Research Alliance and the investigators and clinics of Friedreich’s Ataxia Research Alliance’s Collaborative Clinical Research Network in FA.

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

The Company has assigned a fair value to a contingent liability for royalties potentially payable under previously existing royalty and licensing agreements related to ACTIMMUNE. The royalties are payable under the terms of the license agreement with Genentech Inc., which was the original developer of ACTIMMUNE and under the terms of its agreement with Connetics Corporation (which was the predecessor parent company to InterMune and is now part of GlaxoSmithKline). See footnote 14 for details of the percentages payable under both license agreements. The initial fair value of this liability of $33.6 million was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rates used were the same as for the fair value of the intangible assets. The estimated liability for royalties will be increased over time to reflect the change in its present value and accretion expense will be recorded as part of cost of goods sold. The estimated liability will be periodically assessed based on events and circumstances and any change will be recorded in New Horizon’s consolidated statement of operations. During the fourth quarter of 2014, as the result of a price increase for ACTIMMUNE approved to take effect on January 1, 2015, the Company reassessed the value of the estimated royalty liability and recorded a charge of $1.3 million to cost of goods sold to increase the carrying value of the contingent royalties to reflect the updated estimates.

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

The excess of the estimated fair values of net assets acquired over the acquisition consideration paid has been recorded as a bargain purchase gain in the condensed consolidated statement of comprehensive income. As previously stated, the total consideration included a fixed number of New Horizon ordinary shares. The bargain purchase gain of $22.2 million is primarily the result of the decrease in the market value of our ordinary shares from the time that the Merger Agreement was signed to the Effective Time of the Merger.

For the year ended December 31, 2014, the Company recognized $25.3 million of ACTIMMUNE net sales.

VIMOVO acquisition

On November 18, 2013, the Company entered into agreements with AstraZeneca and Pozen pursuant to which the Company acquired from AstraZeneca and its affiliates certain intellectual property and other assets, and assumed from AstraZeneca and its affiliates certain liabilities, each with respect to VIMOVO, and obtained rights to develop other pharmaceutical products that contain gastroprotective agents in a single fixed combination oral solid dosage form with NSAIDs, in the United States. VIMOVO, a proprietary fixed-dose multi-layer delayed-release tablet combining an enteric-coated naproxen, an NSAID, core and an immediate-release esomeprazole, a proton pump inhibitor, layer surrounding the core, was approved by the FDA in 2010 for the relief of the signs and symptoms of OA, RA and AS, and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

Pursuant to the transactions contemplated by the asset purchase agreement, the Company acquired certain existing assets and rights necessary to commercialize VIMOVO in the United States including, among other things, the IND and NDA for VIMOVO in the United States, AstraZeneca’s interest in certain patents covering VIMOVO in the United States and certain promotional materials and records related to VIMOVO in the United States. In consideration for the U.S. rights to VIMOVO, the Company paid to AstraZeneca a one-time upfront cash payment of $35.0 million. The Company is also entitled to the benefit of a covenant not to sue granted by Merck Sharp & Dohme Corp. and certain of its affiliates (collectively, “Merck”) to AstraZeneca, with respect to certain patents owned by AstraZeneca but exclusively licensed to Merck, that cover the manufacture and commercialization of VIMOVO in the United States. In addition, AstraZeneca assigned to the Company its amended and restated collaboration and license agreement for the United States with Pozen pursuant to which AstraZeneca has in-licensed from Pozen certain patents and know-how of Pozen covering VIMOVO in the United States. The terms of the amended and restated collaboration and license agreement for the United States with Pozen (the “Pozen license agreement”) are described below.

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

In November 2013, in connection with the asset purchase agreement, the Company entered into a supply agreement with AstraZeneca pursuant to which AstraZeneca agreed to supply VIMOVO to the Company for commercialization in the United States through December 31, 2014. Under the supply agreement, AstraZeneca supplied the quantity of VIMOVO that the Company ordered, both for the Company’s own use and for use by the Company’s sublicensees, on a transitional basis through December 31, 2014. The Company agreed to pay a set price agreed to by the Company and AstraZeneca for quantities of VIMOVO supplied by AstraZeneca under the supply agreement.

The company accounted for the acquisition of the U.S. rights to VIMOVO under the acquisition method of accounting, in which the Company recognized and accounted for the acquisition of the U.S. rights to VIMOVO as a business combination. Net tangible and intangible assets acquired and royalty liabilities assumed were recorded based upon their respective estimated fair values as of the acquisition date. The following table shows the fair values assigned to the assets acquired and liabilities assumed by the Company as part of the asset purchase agreement (in thousands):

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

Additionally, the Company assigned a fair value to its liability for royalties. The royalty liability was based on anticipated revenue streams utilizing the income approach under the discounted cash flow method. As a result, the Company recorded $33.0 million of fair value royalty payments due to Pozen, of which $24.5 million was guaranteed during the years 2014 through 2018 and $8.5 million was contingent on meeting certain revenue targets. The estimated liability for royalties is increased over time to reflect the change in its present value and accretion expense is recorded as part of cost of goods sold. During the second quarter of 2014, based on higher sales of VIMOVO during the six months June 30, 2014 versus the Company’s original expectations and the Company’s adjusted expectations for future VIMOVO sales, the Company recorded a charge of $13.0 million to cost of goods sold to increase the carrying value of the contingent royalties to reflect the updated estimates. During the fourth quarter of 2014, after the Company’s most recent five year plan was approved, the Company performed its annual assessment of the carrying value of the contingent royalty liability. The Company recorded a $3.6 million credit to cost of goods sold to decrease the amount of the contingent royalty liability to reflect the updated estimates. The effect of the reassessments during the second quarter and the fourth quarter of 2014 of the fair value of the contingent royalty liability represented a net charge of $9.4 million during the year ended December 31, 2014 to cost of goods sold to increase the amount of the contingent royalty liability.

Pro Forma Information

The following table represents the consolidated financial information for the Company on a pro forma basis, assuming that both the Merger and the acquisition of the U.S. rights to VIMOVO occurred as of January 1, 2013. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the Merger and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of definite-lived intangible assets, interest expense, debt discount and deferred financing costs associated with the debt in connection with the acquisitions. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (in thousands, except per share data):

	For the Years Ended December 31,
	2014			2013
	As reported	Pro-forma adjustments (Unaudited)	Pro-forma (Unaudited)	As reported	Pro-forma adjustments (Unaudited)	Pro-forma (Unaudited)
Net sales	$296,955	$50,565	$347,520	$74,016	$79,230	$153,246
Net loss	(263,603)	(5,104)	(268,707)	(149,005)	(23,647)	(172,652)
Loss per ordinary share: Basic and diluted	$(3.15)	$(0.06)	$(3.21)	$(2.34)	$(0.37)	$(2.71)

The pro forma information excludes the PENNSAID 2% acquisition as it was impracticable to include because it would require significant estimates of third-party sale amounts and would be impossible to distinguish objectively the information in those estimates. In addition, prior to the Company’s acquisition, PENNSAID 2% did not have a significant amount of sales because it was not on the market until 2014.

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

In connection with the Merger, the ACTIMMUNE inventory was stepped up in value to $14.2 million as of the Merger date. As of December 31, 2014, the remaining balance of ACTIMMUNE inventory step-up was $3.2 million.

The components of inventories as of December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Raw materials	$1,184	$91
Work-in-process	389	522
Finished goods	15,292	8,088

Inventories, net	$16,865	$8,701

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Prepaid co-pay expenses	$6,718	$621
Product samples inventory	4,014	1,323
Prepaid software license fees	1,128	855
Prepaid FDA product and manufacturing fees	1,055	312
Prepaid insurance	345	379
Prepaid marketing expenses	59	381
Prepaid clinical trial studies	56	688
Other prepaid expenses	995	329

Prepaid expenses and other current assets	$14,370	$4,888

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Machinery and equipment	$3,288	$2,367
Furniture and fixtures	576	113
Computer equipment	2,040	2,160
Software	1,481	775
Trade show equipment	392	228
Leasehold improvements	3,412	783

	11,189	6,426
Less-accumulated depreciation	(3,948)	(2,646)

Property and equipment, net	$7,241	$3,780

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $1.7 million, $1.2 million and $0.8 million, respectively.

NOTE 8 – INTANGIBLE ASSETS

The Company’s intangible assets consist of developed technology related to the Company’s approved products, ACTIMMUNE, PENNSAID 2% and RAYOS in the United States, LODOTRA in Europe and VIMOVO intellectual property rights in the United States.

On November 18, 2013, in connection with the Company’s acquisition of the U.S. rights to VIMOVO, the Company capitalized $67.7 million for the U.S. intellectual property rights of VIMOVO.

On September 19, 2014, in connection with the Merger, the Company capitalized $560.0 million of developed technology, $66.0 million of IPR&D and $8.1 million of customer relationships related to ACTIMMUNE.

On October 17, 2014, in connection with the Company’s acquisition of the U.S. rights to PENNSAID 2%, the Company capitalized $45.0 million for the U.S. developed technology rights of PENNSAID 2%.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company does not believe there have been any circumstances or events that would indicate that the carrying value of any of its intangible assets has been impaired at December 31, 2014 or 2013.

As of December 31, 2014 and 2013, amortizable intangible assets consisted of the following (in thousands):

	December 31, 2014				December 31, 2013
	Cost Basis	Accumulated Amortization	Currency Translation	Net Book Value	Cost Basis	Accumulated Amortization	Currency Translation	Net Book Value
Developed technology	$757,484	$(51,331)	$(9,190)	$696,963	$152,484	$(19,254)	$(2,136)	$131,094
Customer relationships	8,100	(230)	—	7,870	—	—	—	—

Total amortizable intangible assets	$765,584	$(51,561)	$(9,190)	$704,833	$152,484	$(19,254)	$(2,136)	$131,094

Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $32.3 million, $8.1 million and $4.7 million, respectively. IPR&D is not amortized until successful completion of the project. As of December 31, 2014, estimated future amortization expense was as follows (in thousands):

2015	$71,298
2016	71,298
2017	71,298
2018	71,298
2019 and thereafter	419,641

Total	$704,833

NOTE 9 – OTHER ASSETS

Other assets as of December 31, 2014 and 2013, consisted of the following (in thousands):

	As of December 31,
	2014	2013
Deferred financing costs	$11,491	$6,268
Other	73	689

Other assets	$11,564	$6,957

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of December 31, 2014 and 2013, consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Contractual allowances	$55,678	$6,716
Government rebates and chargebacks	20,437	1,407

Accrued trade discounts and rebates	$76,115	$8,123

NOTE 11 – ACCRUED EXPENSES

Accrued expenses as of December 31, 2014 and 2013, consisted of the following (in thousands):

	As of December 31,
	2014	2013
Payroll related expenses	$20,933	$9,491
Accrued excise tax	11,243	—
Professional services	3,825	350
Sales and marketing expenses	2,343	1,761
Accrued income taxes	1,400	—
Accrued interest	1,260	810
Deferred rent	1,026	755
Contract manufacturing expenses	758	301
Clinical and regulatory expenses	632	488
Consulting services	596	283
Accrued other	2,609	1,687

Accrued expenses	$46,625	$15,926

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

After careful consideration, the New Horizon board of directors concluded that the Company would provide the Covered Individuals with a payment with respect to the excise tax, so that, on a net after-tax basis, they would be in the same position as if no such excise tax had applied to them. As a result, as of December 31, 2014, the Company has estimated a liability of $11.2 million for the payments due to those who were Covered Individuals. This amount was recorded by the Company as general and administrative expense on the consolidated statements of comprehensive loss and is included in accrued expenses on the consolidated balance sheet as of December 31, 2014. These payments are expected to be made to the Covered Individuals when the excise tax becomes due and payable in 2015. Should the Company grant stock compensation in connection with the hire of any new executive officers or addition of any new board members who become Covered Individuals at any time during the six month period following the closing of the Merger, an additional excise tax reimbursement payable for such new Covered Individuals will be incurred by the Company and a corresponding liability will be recorded.

NOTE 12 – ACCRUED ROYALTIES

Changes in the liability for royalties during the year ended December 31, 2014 consisted of the following (in thousands):

Balance as of December 31, 2013	$32,992
Assumed ACTIMMUNE accrued royalty	3,429
Assumed ACTIMMUNE contingent royalty liabilities	33,600
Remeasurement of royalty liabilities	10,660
Royalty payments	(15,489)
Accretion expense	9,020

Balance as of December 31, 2014	74,212
Less: Current portion	25,325

Accrued royalties, net of current	$48,887

During the second quarter of 2014, based on higher sales of VIMOVO during the six months ended June 30, 2014 versus the Company’s original expectations and the Company’s adjusted expectations for future VIMOVO sales, the Company recorded a charge of $13.0 million to cost of goods sold to increase the amount of the contingent royalty liability to reflect the updated estimates. During the fourth quarter of 2014, after the Company’s most recent five year plan was approved, the Company performed its annual assessment of the carrying value of the contingent royalty liability. The Company recorded a $3.6 million credit to cost of goods sold to decrease the amount of the contingent royalty liability to reflect the updated estimates. The effect of the reassessments during the second quarter and the fourth quarter of the fair value of the contingent royalty liability represented a net charge of $9.4 million for the year ended December 31, 2014 to cost of goods sold to increase the amount of the contingent royalty liability.

During the fourth quarter of 2014, as the result of a price increase for ACTIMMUNE approved to take effect on January 1, 2015, the Company reassessed the value of the estimated royalty liability and recorded a charge of $1.3 million to cost of goods sold to increase the carrying value of the contingent royalties to reflect the updated estimates.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the Company’s financial assets and liabilities at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

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

The following table presents the assumptions used by the Company to determine the fair value of the conversion option embedded in the Convertible Senior Notes as of June 27, 2014, the date the Company’s shareholders approved the issuance of shares of HPI’s common stock in excess of 13,164,951 shares upon conversion of the Convertible Senior Notes, and December 31, 2013:

	June 27, 2014	December 31, 2013
Stock price	$15.96	$7.62
Risk free rate	1.43%	1.69%
Borrowing cost	3.80%	5.0% and 3.5%
Weights	Equal weight	Equal weight
Credit spread (in basis points)	900	930 and 1,170
Volatilty	40.00%	40.00%
Initial conversion price	$5.36	$5.36
Remaining time to maturity (in years)	4.4	4.9

On June 27, 2014, the Company’s shareholders approved the issuance of the Company’s ordinary shares in excess of 13,164,951 shares upon conversion of the Convertible Senior Notes. As such, on the date of approval, the derivative liability was re-measured to a final fair value and the entire fair value of the derivative liability of $324.4 million was reclassified to additional paid-in capital. Total losses of $215.0 million from re-measurement of the derivative liability were recorded in its results of operations for the year ended December 31, 2014.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company occupies approximately 10,300 square feet of office space in its headquarters in Dublin, Ireland under a lease that expires on November 4, 2029. The Company also occupies approximately 50,500 square feet of office space in Deerfield, Illinois under lease agreements that expire on June 30, 2018, approximately 5,000 square feet of office space in Mannheim, Germany under a lease that expires on December 31, 2016, approximately 3,200 square feet of office space in Reinach, Switzerland under a lease that expires on May 31, 2015 and approximately 6,200 square feet of office space in Roswell, Georgia under a lease that expires on October 31, 2018.

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method. Rent expense was $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, minimum future cash payments due under lease obligations were as follows (in thousands):

	2015	2016	2017	2018	2019	2020 & Thereafter	Total
Operating Lease obligations	$1,581	$1,624	$1,538	$1,104	$558	$5,484	$11,889

Annual Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”). Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The Company committed to a minimum purchase of RAYOS/LODOTRA tablets from Jagotec for five years from the date of first launch of RAYOS/LODOTRA in a major country, as defined in the agreement, which was in April 2009. Thereafter, the agreement automatically renews on a yearly basis until either party provides two years advance written notice of termination. In April 2014, the agreement automatically renewed, and, therefore, the earliest the agreement can expire according to this advance notice procedure is April 15, 2017 and the minimum purchase commitment is in force until April 2017. At December 31, 2014, the minimum purchase commitment based on tablet pricing in effect under the agreement was $3.3 million through April 2017.

In May 2011, the Company entered into a manufacturing and supply agreement with sanofi-aventis U.S., and amended the agreement effective as of September 25, 2013. Pursuant to the agreement, as amended, sanofi-aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from sanofi-aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union member states and Scandinavia. At December 31, 2014, the Company had a binding purchase commitment to sanofi-aventis U.S. for DUEXIS of $2.6 million, which is to be delivered through March 2015.

In July 2013, Vidara and Boehringer Ingelheim entered into an exclusive supply agreement, which the Company assumed as of result of the Merger. Under the agreement, Boehringer Ingelheim is required to manufacture and supply interferon gamma 1-b (ACTIMMUNE) to the Company. The Company is required to purchase minimum quantities of finished drug product per annum through July 2020. As of December 31, 2014, the minimum binding purchase commitment to Boehringer Ingelheim was $21.2 million (converted using a Dollar-to-Euro rate of 1.22).

In November 2013, the Company entered into a long-term master manufacturing services and product agreement with Patheon pursuant to which Patheon will manufacture VIMOVO for the Company through December 31, 2019. The Company agreed to purchase a specified percentage of VIMOVO requirements for the United States from Patheon. The Company must pay an agreed price for final, packaged VIMOVO supplied by Patheon as set forth in the Patheon manufacturing agreement, subject to adjustments, including certain unilateral adjustments by Patheon, such as annual adjustments for inflation and adjustments to account for certain increases in the cost of components of VIMOVO other than active materials. The Company will issue 12-month forecasts of the volume of VIMOVO that the Company expects to order. The first three months of the forecast will be considered binding firm orders. At December 31, 2014, the Company had a binding purchase commitment with Patheon for VIMOVO of $3.6 million.

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo, the Company and Nuvo, entered into an exclusive supply agreement. Under the supply agreement, Nuvo will manufacture and supply PENNSAID 2% to the Company. The initial term of our supply agreement is through December 31, 2022, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. At least 90 days prior to the first day of each calendar month during the term of the supply agreement, the Company will submit a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities. The Company has committed to binding purchase orders to Nuvo for delivery of PENNSAID 2% on or before April 1, 2015 of $2.7 million.

Royalty Agreements

In connection with the August 2004 development and license agreement with SkyePharma AG (“SkyePharma”) and Jagotec, a wholly-owned subsidiary of SkyePharma, regarding certain proprietary technology and know-how owned by SkyePharma, Jagotec is entitled to receive a single digit percentage royalty on net sales of RAYOS/LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the net sales of RAYOS/LODOTRA, such as license fees, lump sum and milestone payments. Royalty expense recognized in cost of goods sold for the years ended December 31, 2014, 2013 and 2012 was $1.7 million, $0.9 million and $0.5 million, respectively.

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

Under the license agreement with Genentech Inc. (“Genentech”), which was the original developer of ACTIMMUNE, the Company is or was obligated to pay royalties to Genentech on its net sales of ACTIMMUNE as follows:

•	Through November 25, 2014, a royalty of 45% of the first $3.7 million in net sales achieved in a calendar year, and 10% on all additional net sales in that year;

•	For the period from November 26, 2014 through May 5, 2018, the royalty payments will be reduced to a 20%-30% range for the first tier in net sales and in the 1%-9% range for the second tier; and

•	From May 6, 2018 and for so long as the Company continues to commercially sell ACTIMMUNE, an annual royalty in the low single digits as a percentage of annual net sales.

Under the terms of the agreement with Connetics Corporation (which was the predecessor parent company to InterMune and is now part of GlaxoSmithKline) (“Connectics”), the Company is obligated to pay royalties to Connetics on the Company’s net sales of ACTIMMUNE as follows:

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

Excise Tax Gross Up

In connection with the Merger, the New Horizon board of directors concluded that the Company would provide the Covered Individuals with a payment with respect to the excise tax on the value of certain stock compensation, so that, on a net after-tax basis, they would be in the same position as if no such excise tax had applied to them. As of December 31, 2014, the Company has estimated a liability of $11.2 million for the payments due to those who were Covered Individuals. This amount was recorded by the Company as general and administrative expense on the consolidated statements of comprehensive loss and is included in accrued expenses on the consolidated balance sheet as of December 31, 2014. These payments are expected to be made to the Covered Individuals when the excise tax becomes due and payable in 2015. Should the Company grant stock compensation in connection with the hire of any new executive officers or addition of any new board members who become Covered Individuals at any time during the six month period following the closing of the Merger, an additional excise tax reimbursement payable for such new Covered Individuals will be incurred by the Company and a corresponding liability will be recorded.

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

The Company previously entered into a rebate agreement with a pharmacy benefit manager (“PBM”), pursuant to which the Company was required to pay certain rebates on certain of its products that were reimbursed by health plans contracting with the PBM with respect to their formularies. In 2014, the Company sent a notice alerting the PBM of certain material breaches by the PBM under the agreement and indicating that the agreement would automatically terminate if the material breaches were not cured within 30 days. Among other things, the breaches by the PBM involved repeated invoices that included claims for rebates which were not eligible for payment under the agreement. Following the 30-day period, during which the PBM did not take action to cure the breaches or formally respond to the notice, the Company sent another notice informing the PBM that the agreement was terminated as of the end of the 30-day period in accordance with its terms and the Company ceased paying further rebates under the agreement. On November 6, 2014, the Company received a letter from the PBM asserting that the breaches the Company alleged in its termination notice were not material breaches and therefore the agreement was not terminated and remains in effect. In addition, the PBM claimed that the Company owes $38.5 million in past price protection and utilization rebates related to VIMOVO and DUEXIS, in addition to further rebates on sales of VIMOVO and DUEXIS continuing after the date the Company believes the agreement was terminated. The substantial majority of these rebate claims relate to price protection rebates on VIMOVO which the Company believes are precluded under the agreement, particularly because VIMOVO was not covered under the agreement until after the Company had established an initial price for VIMOVO under a Horizon-owned National Drug Code. Based upon the terms of the agreement and the PBM’s actions, the Company believes that the PBM’s claims in its November 6, 2014 letter are without merit and the Company intends to vigorously defend against them. The Company currently estimates the range of potential disputes to be in the $0 to $4.7 million range and has not recorded a liability associated with any portion of the disputed amounts as the Company does not believe payment of any such amounts is probable at this time.

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

In accordance with its memorandum and articles of association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. Additionally, the Company has entered, and intends to continue to enter, into separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers, or any of the Company’s subsidiaries or any other company or enterprise to which the person provides services at the Company’s request. There have been no claims to date and the Company has a director and officer insurance policy that enables it to recover a portion of any amounts paid for future potential claims. Certain of the Company’s officers and directors have also entered into separate indemnification agreements with HPI prior to the Merger.

NOTE 15 – LEGAL PROCEEDINGS

On July 15, 2013, the Company received a Paragraph IV Patent Certification from Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc. (“Watson”), advising that Watson had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised the Company as to the timing or status of the FDA’s review of its filing. On August 26, 2013, the Company, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Watson, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc. (collectively “WLF”) seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124 and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The Company and Jagotec have granted WLF a covenant not to sue with respect to US Patent Nos. 6,677,326 and 8,168,218, respectively, and accordingly these patents have been dismissed from the lawsuit. The court held a claim construction hearing on October 16, 2014, and issued its opinion and order on claim construction on November 10, 2014, adopting our proposed construction of both of the disputed claim terms. The court has scheduled expert discovery in the WLF action to be completed by June 2, 2015, and has set the pretrial conference for September 10, 2015. The trial date will be set following the pretrial conference.

On November 13, 2014, the Company received a Paragraph IV Patent Certification from Watson advising that Watson had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Watson has not advised the Company as to the timing or status of the FDA’s review of its filing. On December 23, 2014, the Company filed suit in the United States District Court for the District of New Jersey against Watson seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Watson has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Watson’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The Court has not yet set a trial date for the Watson action.

On December 2, 2014, the Company received a Paragraph IV Patent Certification against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,741,956 from Paddock Laboratories, LLC (“Paddock”) advising that Paddock had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On January 9, 2015, the Company received from Paddock another Paragraph IV Patent Certification against newly Orange Book listed U.S. Patent No. 8,871,809. Paddock has not advised the Company as to the timing or status of the FDA’s review of its filings. On January 13, 2015 and January 14, 2015, the Company filed suits in the United States District Court for the District of New Jersey and the United States District Court for the District of Delaware, respectively, against Paddock seeking an injunction to prevent the approval of the ANDA. The lawsuits allege that Paddock has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Paddock’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The Courts have not yet set trial dates for the Paddock actions.

Currently, patent litigation is pending in the United States District Court for the District of New Jersey against four generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey and have been consolidated for discovery purposes. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, Dr. Reddy’s); (ii) Lupin Ltd. and Lupin Pharmaceuticals Inc. (collectively, Lupin); (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, Mylan); and (iv) Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc. and Actavis Pharma, Inc. (collectively, Actavis). Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen Pharmaceuticals Inc. (“Anchen”), was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. The Company understands that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen VIMOVO patents, which are still the subject of patent litigations. As part of the Company’s acquisition of the U.S. rights to VIMOVO, the Company has taken over and is responsible for the patent litigations that include the Pozen patents licensed to the Company under the Pozen license agreement.

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

On or about December 19, 2014, the Company filed a Notice of Opposition to a European patent, EP 2611457, to Roberto Testi, et al., covering compositions and methods for treating FA with interferon gamma, e.g., ACTIMMUNE. In the European Union, the grant of a patent may be opposed by one or more private parties.

On February 2, 2015, the Company received a Paragraph IV Patent Certification against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 from Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (collectively, “Taro”) advising that Taro had filed an ANDA with the FDA for a generic version of 2%. Taro has not advised the Company as to the timing or status of the FDA’s review of its filing. The Company is still in the process of evaluating the Paragraph IV Patent Certification, and it is anticipated the Company will file suit against Taro within the statutorily prescribed 45 day time limit.

NOTE 16 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2014 and 2013, consisted of the following (in thousands):

	As of December 31,
	2014	2013
Senior Secured Credit Facility	$300,000	$—
Convertible Senior Notes	60,985	150,000
Debt discount	(15,482)	(39,238)

Total long-term debt	345,503	110,762
Less: current maturities	48,334	—

Long-term debt, net of current maturities	$297,169	$110,762

Convertible Senior Notes

On November 18, 2013, the Company entered into note purchase agreements with investors to issue $150.0 million aggregate principal amount of Convertible Senior Notes. The note purchase agreements contain customary representations, warranties, covenants and closing conditions. The Convertible Senior Notes were issued on November 22, 2013. The Company received net proceeds of $143.6 million from the sale of the Convertible Senior Notes, after deducting fees and expenses of $6.4 million. The Convertible Senior Notes are governed by an Indenture, dated as of November 22, 2013, between HPI and U.S. Bank National Association, as trustee (the “Indenture”). The Convertible Senior Notes bear interest at a rate of 5.00% per year, payable in arrears on May 15 and November 15 of each year, which began on May 15, 2014. The Convertible Senior Notes will mature on November 15, 2018, unless earlier repurchased or converted.

The Company used a portion of the proceeds from the Convertible Senior Notes to purchase $18.7 million related to certain capped call transactions with Deutsche Bank AG, London Branch, and Société Générale (the “counterparties”). The capped call transactions were comprised of a net settled purchased call option and a net settled sold call option. The Company purchased the call option with an initial strike price of $5.364, which was equal to the initial conversion price, and sold a call option with a strike price of $6.705, which is equal to the cap price. The number of options underlying the capped calls was 150,000 or the equivalent to the number of $1,000 Convertible Senior Notes initially issued by the Company. On September 23, 2014, the counterparties exercised their rights to terminate the capped call transactions. In connection with such termination, the Company received $14.0 million comprised of both $9.4 million in cash and 384,366 ordinary shares of the Company which were valued at $4.6 million, based on the closing share price of September 22, 2014 of $11.93 per share. The Company recorded the receipt of the ordinary shares as treasury shares. In addition, in connection with the termination of the capped call transactions, one counterparty and/or their affiliates unwound various hedging transactions with respect to the Company’s ordinary shares.

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

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Convertible Senior Notes was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. On November 22, 2013, a derivative liability and a corresponding debt discount in the amount of $40.1 million were recorded. The debt discount is being charged to interest expense ratably over the life of the convertible debt. The effective interest rate computed on the Convertible Senior Notes was 11.22%.

The derivative liability was subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2013, the Company conducted a fair value assessment of the embedded derivative. As a result of the fair value assessment, the Company recorded a $69.3 million expense in its results of operations for the year ended December 31, 2013 to properly reflect the fair value of the embedded derivative of $109.4 million as of December 31, 2013.

On June 27, 2014, the Company’s shareholders approved the issuance of the Company’s ordinary shares in excess of 13,164,951 shares upon conversion of the Convertible Senior Notes. As such, on the date of approval, the derivative liability was re- measured to a final fair value and the entire fair value of the derivative liability of $324.4 million was reclassified to additional paid-in capital. Total losses of $215.0 million from re-measurement of the derivative liability were recorded in its results of operations for the year ended December 31, 2014. As of December 31, 2014, the fair value of the Convertible Senior Notes was approximately $57.0 million.

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

In the fourth quarter of 2014, the Company entered into separate, privately-negotiated conversion agreements with certain holders of the Convertible Senior Notes. Under the conversion agreements, the holders agreed to convert an aggregate principal amount of $89.0 million of Convertible Senior Notes held by them and the Company agreed to settle such conversions by issuing 16,594,793 ordinary shares. In addition, pursuant to the conversion agreements, the Company made an aggregate cash payment of $16.7 million to the holders for additional exchange consideration and $1.7 million of accrued and unpaid interest, and recognized a non-cash charge of $11.7 million related to the extinguishment of debt as a result of the note conversions. Immediately following the conversions of the Convertible Senior Notes contemplated by the conversion agreements, $61.0 in aggregate principal amount of the Convertible Senior Notes remained outstanding.

Senior Secured Credit Facility

On June 17, 2014, the Company entered into the Senior Secured Credit Facility with a group of lenders and Citibank, N.A., as administrative and collateral agent. The Senior Secured Credit Facility is governed by a Credit Agreement dated June 17, 2014. The Senior Secured Credit Facility provides for (i) a committed five-year $300.0 million term loan facility (the “Term Loan Facility”) with a portion of the proceeds used to effect the Merger and to pay fees and expenses in connection therewith, and with the balance being used for general corporate purposes; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The initial borrower under the Term Loan Facility is U.S. HoldCo (renamed Horizon Pharma Holdings USA, Inc.). The Credit Agreement allows for the Company and other subsidiaries of the Company to become borrowers under the accordion facility. Loans under the Senior Secured Credit Facility bear interest, at each borrower’s option, at a rate equal to either the London Inter-Bank Offer Rate (“LIBOR”), plus an applicable margin of 8.0% per year (subject to a 1.0% LIBOR floor), or the prime lending rate, plus an applicable margin equal to 7.0% per year. The Company borrowed the full $300.0 million available on the Term Loan Facility on September 19, 2014 as a LIBOR-based borrowing. The Company paid a ticking fee to the applicable lenders of $3.2 million covering the period beginning on the date that was 31 days following the effective date of the Senior Secured Credit Facility and continuing through the closing of the Merger.

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

As of December 31, 2014, the carrying value of the Senior Secured Credit Facility approximates its fair value due to its recent issuance.

Commitment Letter

On March 18, 2014, the Company entered into the Commitment Letter with Deerfield and certain Deerfield Funds pursuant to which the Deerfield Funds had committed to provide up to $250.0 million of senior secured loans to finance the Merger. The Company paid Deerfield a commitment fee of $5.0 million upon execution of the Commitment Letter. The $5.0 million commitment fee paid to Deerfield was capitalized as a prepaid expense and was amortized to expense through June 30, 2014. The Company allowed the Commitment Letter to expire on June 30, 2014 as a result of the execution of the Senior Secured Credit Facility.

NOTE 17 – SHAREHOLDERS’ EQUITY

In connection with the Merger, each share of HPI’s common stock issued and outstanding was converted into one ordinary share of New Horizon and each warrant to acquire HPI’s common stock outstanding immediately prior to the Effective Time and not terminated as of the Effective Time was converted into a warrant to acquire, on substantially the same terms and conditions as were applicable under such warrant before the Effective Time, the number of ordinary shares of New Horizon equal to the number of shares of HPI’s common stock underlying such warrant immediately prior to the Effective Time. Vidara Holdings retained ownership of 31,350,000 ordinary shares of New Horizon at the Effective Time. Upon consummation of the Merger, the security holders of HPI (excluding the holders of HPI’s Convertible Senior Notes) owned approximately 74% of New Horizon and Vidara Holdings owned approximately 26% of New Horizon.

As discussed in Note 16—Debt Agreements, on September 23, 2014, the Company received 384,366 of its ordinary shares as part of the settlement of the termination of the capped call transaction associated with its Convertible Senior Notes and recorded the receipt of the ordinary shares as treasury shares.

During the year ended December 31, 2014, the Company issued an aggregate of 8,440,662 ordinary shares upon the cash exercise of warrants and the Company received proceeds of $38.5 million representing the aggregate exercise price for such warrants. In addition, warrants to purchase an aggregate of 987,201 ordinary shares of the Company were exercised in cashless exercises, resulting in the issuance of 549,458 ordinary shares. Included in these cashless exercises were 162,309 warrants that were exercised in cashless exercises in connection with the Merger, resulting in an aggregate issuance of 248 ordinary shares. As of December 31, 2014, there were outstanding warrants to purchase 6,683,811 ordinary shares of the Company.

During the year ended December 31, 2014, the Company issued an aggregate of 864,780 ordinary shares in connection with the exercise of stock options and vesting of restricted stock units and received $1.6 million in proceeds in connection with the exercise of stock options. The Company also received proceeds of $1.7 million upon the issuance of 536,543 ordinary shares of the Company through its employee stock purchase program during the year ended December 31, 2014.

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

On May 17, 2014, HPI’s board of directors adopted the Horizon Pharma Public Limited Company 2014 Employee Share Purchase Plan (the “2014 ESPP”). On September 18, 2014, at a special meeting of the stockholders of HPI (the “Special Meeting”), HPI’s stockholders approved the 2014 ESPP. Upon consummation of the Merger, the Company assumed the 2014 ESPP, which served as the successor to the 2011 ESPP. The 2014 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of section 423 of the Internal Revenue Code of 1986, as amended. The 2014 ESPP provides a means by which employees of the Company (or any eligible subsidiary) may purchase the Company’s ordinary shares through payroll deductions.

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

As of December 31, 2014, an aggregate of 9,929,336 ordinary shares were authorized and available for future grants under the 2014 ESPP.

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

On May 17, 2014, HPI’s board of directors adopted the Horizon Pharma Public Limited Company 2014 Equity Incentive Plan (the “2014 EIP”) and the Horizon Pharma Public Limited Company 2014 Non-Employee Equity Plan (the “2014 Non-Employee Equity Plan”). At the Special Meeting, HPI’s stockholders approved the 2014 EIP and 2014 Non-Employee Equity Plan. Upon consummation of the Merger, the Company assumed the 2014 EIP and 2014 Non-Employee Equity Plan, which serve as successors to the 2011 EIP.

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

As of December 31, 2014, an aggregate of 14,264,001 ordinary shares were authorized and available for future grants under the 2014 EIP.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	4,411,080	$6.47
Granted	3,902,836	$10.71
Exercised	(497,082)	$5.27
Forfeited	(789,151)	$6.16

Outstanding as of December 31, 2014	7,027,683	$8.95	8.1 years	$32,757

Exercisable as of December 31, 2014	2,938,278	$8.71	6.6 years	$16,333

The following table summarizes the Company’s outstanding stock options at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$1.36 - $3.97	1,574,765	$2.63	8.0 years	780,904	$2.62
$4.10 - $5.20	849,484	$4.99	6.4 years	705,644	$5.01
$5.21 - $7.47	125,287	$6.85	8.8 years	32,636	$6.85
$7.48 - $12.94	3,312,541	$10.11	8.8 years	966,538	$10.25
$12.99 - $17.22	915,242	$14.40	8.8 years	202,192	$14.10
$20.78 - $28.83	250,364	$28.05	3.7 years	250,364	$28.05

	7,027,683	$8.95	8.1 years	2,938,278	$8.71

During the years ended December 31, 2014, 2013 and 2012, the Company granted stock options to purchase an aggregate of 3,902,836, 2,158,950 and 516,325 ordinary shares (or prior to the Merger, shares of HPI common stock), respectively, with a weighted average grant date fair value of $10.71, $2.23 and $3.44, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2014, 2013 and 2012, and assumptions used to value stock options, are as follows:

	For the Years Ended December 31,
	2014	2013	2012
Dividend yield	—	—	—
Risk-free interest rate	1.9%	1.2%	1.0%
Weighted average volatility	83.1%	86.7%	89.0%
Expected life (in years)	6.11	5.98	5.96
Weighted average grant date fair value per share of options granted	$8.88	$2.82	$2.50

Dividend yields

The Company has never paid dividends and does not anticipate paying any dividends in the near future. Additionally, the Senior Secured Credit Facility contains covenants that restrict the Company from issuing dividends.

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

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended December 31, 2014:

	Number of Units	Weighted Average Grant-Date Fair Value Per Units
Outstanding as of December 31, 2013	833,001	$2.86
Granted	1,312,722	$10.55
Vested	(338,520)	$3.89
Forfeited	(188,701)	$4.73

Outstanding as of December 31, 2014	1,618,502	$8.66

During the years ended December 31, 2014, 2013 and 2012, the Company granted 1,312,722, 730,000 and 520,000 restricted stock units to acquire shares of the Company’s ordinary shares (or prior to the Merger, shares of HPI common stock) to its employees, respectively. The restricted stock units vest over a four-year period on each anniversary of the vesting commencement date. In December 2013, the Company also granted 101,004 fully vested deferred issuance restricted stock units to the Company’s named executive officers in connection with a one-time bonus payment associated with the completion of the Company’s acquisition of the U.S. rights to VIMOVO.

The following table summarizes share-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Share-based compensation expense:
Research and development	$1,515	$1,054	$1,186
Sales and marketing	4,174	1,465	1,090
General and administrative.	7,509	2,495	2,385

Total share-based compensation expense	$13,198	$5,014	$4,661

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options, due to the Company’s net loss position. As of December 31, 2014, the Company estimates that pre-tax unrecognized compensation expense of $39.1 million for all unvested share-based awards, including both stock options and restricted stock units, will be recognized through the first quarter of 2018. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new ordinary shares which have been reserved under the 2014 EIP.

Cash Bonus Program

On November 5, 2014, the compensation committee of the Company’s board of directors approved a performance cash bonus program for the members of the Company’s executive committee and executive leadership team, including its executive officers (the “Cash Bonus Program”). Participants in the Cash Bonus Program will be eligible for a specified cash bonus, the amount of which bonus is determined by whether the Company’s total compounded annualized shareholder rate of return (“TSR”) for the period from November 5, 2014 to May 6, 2015 is greater than or equal to a specified threshold that ranges between 15% and 60%, and which bonus will be earned and payable only if the TSR for the period from November 5, 2014 to November 4, 2017 is greater than 15%. The TSR for these periods will be calculated using the 20-day volume weighted average trading price of the Company’s ordinary shares. The total bonus pool that may be payable under the Cash Bonus Program will be calculated as of May 6, 2015 and may range from $4.5 million to $17.0 million, depending upon the TSR for the period from November 5, 2014 to May 6, 2015. The portion of the total bonus pool payable to individual participants will be based on pre-determined allocations established by the Company’s compensation committee. Participants must remain employed by the Company through November 4, 2017 unless a participant’s earlier departure from employment is due to death, disability, termination without cause or a change in control transaction, to be further defined in a written plan. Bonus payments under the Cash Bonus Program, if any, will be made after November 4, 2017.

The Company accounts for the Cash Bonus Program under the liability method in accordance with ASC Topic 718, Compensation–Stock Compensation. Because the value of the Cash Bonus Program pool is dependent upon the attainment of a target level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the bonus pool. As a result, the Monte Carlo model is applied and $1.6 million was estimated to be the fair value of the award. As of December 31, 2014, the Company recorded $0.1 million of expense related to the Cash Bonus Program.

NOTE 19 – RELATED PARTY TRANSACTIONS

On June 17, 2014, Mr. Robert De Vaere entered into an executive employment and transition agreement with the Company (the “Transition Agreement”), as part of his transition as the Company’s then current Executive Vice President and Chief Financial Officer, to a consulting position. Pursuant to the Transition Agreement Mr. De Vaere (a) continued to serve as the Company’s Executive Vice President and Chief Financial Officer through September 30, 2014, (b) will serve as a consultant to the Company for a fee of $50,000 per month from October 1, 2014 through March 31, 2015, and (c) will serve as a consultant to the Company in a reduced capacity for a fee of $20,000 per month from April 1, 2015 through September 30, 2015.

In connection with the Merger, the Company entered into an amendment to the employment agreement with Dr. Virinder Nohria, one of its directors. Pursuant to the amendment to the employment agreement, Dr. Nohria’s employment with Vidara was terminated, and Dr. Nohria received a $0.5 million lump sum payment that was contingent on his execution of a general release of claims. The Company also entered into a consulting agreement with Dr. Nohria. Pursuant to the consulting agreement, Dr. Nohria has been retained as a consultant by the Company for a term of one year, and is being paid $10,000 per month of service as a consultant.

In November 2014, certain of our shareholders, including Dr. Nohria and an affiliated trust, sold a number of Horizon Pharma plc ordinary shares in an underwritten public offering. As part of the offering, the Company agreed to reimburse Dr. Nohria and his affiliated trust, as well as another selling shareholder, for certain of the underwriting discounts otherwise payable by them in the offering. Based upon the sale by Dr. Nohria and his affiliated trust of an aggregate of 2,784,512 shares in the offering, the Company reimbursed Dr. Nohria and his affiliated trust a total of approximately $0.7 million.

NOTE 20 – INCOME TAXES

The Company’s loss before benefit for income taxes by jurisdiction for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Ireland	$22,164	$—	$—
United States	(275,080)	(139,347)	56,038
Other Foreign	(16,771)	(10,779)	(149,003)

Loss before benefit for income taxes	$(269,687)	$(150,126)	$(92,965)

The components of the benefit for income taxes were as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Current provision
Ireland	$—	$—	$—
US - Federal and State	815	4	4
Other Foreign	55	43	35

Total current provision	870	47	39

Deferred benefit
Ireland	$—	$—	$—
US - Federal and State	(3,860)	—	—
Other Foreign	(3,094)	(1,168)	(5,210)

Total deferred benefit	(6,954)	(1,168)	(5,210)

Total benefit for income taxes	$(6,084)	$(1,121)	$(5,171)

Total benefit for income taxes was $6.1 million, $1.1 million and $5.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Current expense of $0.9 million for the year ended December 31, 2014 consisted primarily of alternative minimum tax. During the year ended December 31, 2014, the Company released a portion of its valuation allowance as a result of the Merger. In connection with the Merger, the Company recorded additional deferred tax liabilities related to certain acquired assets. Accordingly, the Company recorded a net benefit for income taxes of $3.0 million for the release of its valuation allowance during the third quarter of 2014. In addition, the Company eliminated its deferred tax liability of $3.0 million at its Swiss subsidiary related to the intercompany sale of intellectual property in the fourth quarter of 2014. As a result, the Company recorded an overall deferred tax benefit for income taxes of $7.0 million, including the net effect of other deferred tax items, during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company recorded a $215.0 million loss on the derivative revaluation in connection with the increase in the fair value of the embedded derivative associated with the Convertible Senior Notes. The loss on derivative revaluation was a permanent tax difference and is not deductible for income tax reporting purposes. At the end of the third quarter of 2014, the capped call related to the $150.0 million convertible debt was removed resulting in revaluation of the debt for tax purposes. As a result of the debt revaluation (for tax purposes only), it was determined that an additional $22.8 million of interest expense could be claimed. During the fourth quarter of 2014, $89.1 million of the $150.0 million of convertible debt was converted resulting in a book loss on conversion of $29.4 million. The net result of the convertible debt settlements was that $14.7 million of the additional interest expense is deductible as a permanent item and $8.1 million as a temporary item for tax purposes.

The $6.1 million increase in the income tax benefit during the year ended December 31, 2014 related primarily to the recognition of the effect of the Merger acquisition liabilities recorded in the third quarter of 2014 for $3.0 million and the elimination of the deferred tax liability due to the intercompany sale of intellectual property in the fourth quarter of 2014 for $3.0 million. The $4.1 million decrease in the income tax benefit during the year ended December 31, 2013 was primarily attributable to the absence of one-time tax benefits in 2013 that were recorded during 2012.

As a result of the Merger in the third quarter of 2014, the Company changed its status from a U.S. company to an Irish company. Consequently, the controlling statutory income tax rate with respect to the effective income tax rate analysis is a 12.5% corporate tax rate for an Irish trading company versus the U.S. corporate rate of 35%.

A reconciliation between the Irish rate for 2014 and the U.S. federal statutory income tax rate for 2013 and 2012, respectively, and the Company’s effective tax is as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Irish income tax statutory rate (12.5%)	$(33,711)	$—	$—
US federal income tax at statutory rate (35%)	—	(52,543)	(32,538)
Bargain purchase gain	(5,542)	—	—
Transaction costs	5,402	—	—
Excise tax	3,911	—	—
Stock based compensation	1,460	1,107	1,063
Foreign tax rate differential	(64,675)	2,019	4,376
Deferred taxes not benefited	7,360	23,921	21,715
Derivative liability	75,248	24,255	—
Notional interest deduction	(2,149)	—	—
Interest expense on convertible debt inducements	(4,789)	—	—
Book loss on debt extinguishment	10,286	—	—
Other	1,115	120	213

Income tax benefit	$(6,084)	$(1,121)	$(5,171)

Effective income tax rate	-2.26%	-10.39%	34.70%

No provision has been made for income taxes on undistributed earnings of foreign subsidiaries because it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. There are no material undistributed foreign earnings. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, the Company may be liable for income taxes. As of December 31, 2014, it was not practicable to determine the amount of the income tax liability related to those investments.

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

The tax effects of the temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating and capital loss carry forwards	$105,182	$121,001
Alternative minimum tax credit	820	—
Derivative liability	—	14,799
Accrued compensation	6,397	—
Accruals and reserves	4,952	7,073
Original issuance discount related to capped call	—	6,740
Contingent royalties	14,495	3,122
Research and development credits	—	2,571
Foreign intangible assets	—	63

Total deferred tax assets	131,846	155,369
Valuation allowance	(111,555)	(128,422)

Deferred tax assets, net of valuation allowance	20,291	26,947

Deferred tax liabilities:
Acquisition liabilities	$3,068	$—
Debt discount	4,791	14,477
Interest expense on convertible debt inducements	3,306	—
In-process research and development	—	—
Developed technology	—	13,009
Intangible assets	7,137	2,823
Other	1,989

Total deferred tax liabilities	20,291	30,309

Net deferred income tax liability	$—	$3,362

The decrease in the deferred tax valuation allowance was $16.9 million for the year ended December 31, 2014 and the increase in the valuation allowance was $32.5 million and $27.8 million for the years ended December 31, 2013 and 2012, respectively. The decrease in the deferred tax valuation allowance in 2014 was due primarily to the utilization of net operating losses in the United States and the release of allowances as a result of acquired Merger liabilities and the intercompany asset sale noted above. The increase in the deferred tax valuation allowance in 2013 was primarily the result of higher federal and state net operating losses, which were fully reserved for due to the uncertainty surrounding the realization of these assets. A reconciliation of the beginning and ending amounts of the valuation allowance for the years ended December 31, 2014 and 2013 are as follows (in thousands):

Valuation allowance at December 31, 2012	$(95,970)
Increase for current year activity	(32,452)

Valuation allowance at December 31, 2013	$(128,422)
Decrease for current year activity	$9,507
Release in valuation allowance	7,360

Valuation allowance at December 31, 2014	$(111,555)

As of December 31, 2014, the Company had net operating loss carryforwards of approximately $240.0 million, $55.0 million and $103.0 million available to reduce future taxable income, if any, for federal, state, and foreign income tax purposes, respectively. Net operating loss carryforwards for federal income tax purposes will begin to expire in 2027. State net operating losses expire approximately within the same time period as the federal losses. Foreign net operating losses expire beginning in 2015. Utilization of the net operating loss carryforwards may be subject to annual limitations as prescribed by federal and state statutory provisions. The annual limitation may result in the expiration of net operating loss carryforwards prior to their utilization.

As of December 31, 2014 and 2013, the Company had research and development credit carryforwards for federal and state income tax purposes of approximately $2.7 million and $0.4 million, respectively, available to reduce future taxable income. In 2014, the Company determined it is more likely than not that these credits will not be utilized. Accordingly, the deferred tax assets and the related ASC 740-10 reserve of $0.5 million was reversed.

The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. The changes in the Company’s uncertain income tax positions for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	For the Years Ended December 31,
	2014	2013
Beginning balance	$491	$442
Tax positions related to current year:
Additions	775	51
Reductions	—	—

	775	51
Tax positions related to prior years:
Additions	—	—
Reductions	(491)	(2)
Settlements	—	—
Lapses in statutes of limitations	—	—
Additions from current year acquisitions	—	—

	(491)	(2)

Ending balance	$775	$491

As a result of the Merger, the Company acquired $0.8 million in ASC 740-10 liability with respect to net operating loss carryovers. Further, as noted above, the Company abandoned its claim for research and development tax credit carryovers and, accordingly, reversed the ASC 740-10 reserve of $0.5 million set up in prior years.

The Company has assessed that its liability for unrecognized income tax benefits will not significantly change within the next twelve months. If these unrecognized tax benefits are recognized, the impact on the Company’s effective tax rate would be immaterial. Additionally, there was no interest or penalties accrued at December 31, 2014 and 2013, respectively, due to the Company’s net operating loss position.

The Company files income tax returns in the U.S. federal and in various state and foreign jurisdictions. At December 31, 2014, all open tax years in the federal and some state jurisdictions date back to 2005 due to the taxing authorities’ ability to adjust operating loss carryforwards. No changes in settled tax years have occurred through December 31, 2014 and the Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next 12 months.

The Company realized no income tax benefit from stock option exercises in each of the periods presented in these financial statements due to recurring losses and valuation allowances. As of December 31, 2014, the Company had $0.3 million of total unrecognized compensation expense.

The Company classifies interest and penalties with respect to income tax liabilities as a component of income tax expense.

NOTE 21 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) retirement savings plan covering all of its U.S. employees, whereby an eligible employee may elect to contribute a portion of his or her salary on a pre-tax basis, subject to applicable federal limitations. The Company is not required to make any discretionary matching of employee contributions. Beginning in 2014, the Company made a matching contribution generally equal to 50% of each employee’s elective contribution to the plan of up to six percent of the employee’s eligible pay with a 20% graded vesting over five years. For the years ended December 31, 2014, the Company recorded defined contribution expense of $0.8 million and for the years ended December 31, 2013 and 2012, the Company did not record any expense under the plan.

The Company’s wholly-owned subsidiary, Horizon Pharma AG, sponsors a defined benefit savings plan covering all of its employees in Switzerland and a defined contribution plan for its employees in Germany. For the years ended December 31, 2014, 2013 and 2012, the Company recognized expenses of $0.1 million each, under these plans.

NOTE 22 – SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

2014	First	Second	Third	Fourth
Net sales	$51,926	$66,062	$75,126	$103,841
Gross profit	44,307	41,252	61,482	71,161
Gain (loss) from operations	1,587	(7,100)	(11,961)	8,983
Net (loss) income	(206,250)	(27,769)	2,063	(31,647)
Net (loss) income per ordinary share-basic and diluted	$(3.07)	$(0.38)	$0.03	$(0.27)

2013	First	Second	Third	Fourth
Net sales	$8,693	$11,131	$24,112	$30,080
Gross profit	4,924	8,737	20,905	24,825
Loss from operations	(18,544)	(15,804)	(2,744)	(5,762)
Net loss	(22,171)	(18,441)	(5,492)	(102,901)
Net loss per ordinary share-basic and diluted	$(0.36)	$(0.29)	$(0.08)	$(1.56)

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors

of Horizon Pharma plc:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2015 appearing in the 2015 Annual Report to Shareholders of Horizon Pharma plc (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2015

HORIZON PHARMA PLC

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Each of the Three Fiscal Years Ended December 31, 2014, 2013 and 2012:

		Additions
Valuation and Qualifying Accounts (in thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions from reserves	Balance at end of period
Year ended December 31, 2014:
Allowance for discounts and returns	$431	18,254	(14,202)	$4,483
Deferred tax asset valuation allowance	$128,422	—	(16,867)	$111,555
Year ended December 31, 2013:
Allowance for discounts and returns	$77	3,270	(2,916)	$431
Deferred tax asset valuation allowance	$95,970	32,452	—	$128,422
Year ended December 31, 2012:
Allowance for discounts and returns	$170	365	(458)	$77
Deferred tax asset valuation allowance	$68,194	32,034	(4,258)	$95,970

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(15)	Transaction Agreement and Plan of Merger, dated March 18, 2014, by and among Horizon Pharma, Inc., Vidara Therapeutics Holdings LLC, Vidara Therapeutics International Ltd. (now known as Horizon Pharma Public Limited Company), Hamilton Holdings (USA), Inc. and Hamilton Merger Sub, Inc.†

2.2(17)	First Amendment to Transaction Agreement and Plan of Merger, dated June 12, 2014, by and between Horizon Pharma, Inc. and Vidara Therapeutics Holdings LLC.

3.1(20)	Memorandum and Articles of Association of Horizon Pharma Public Limited Company.

4.1(1)***	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Comerica Bank.

4.2(1)***	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Hercules Technology Growth Capital, Inc.

4.3(1)***	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Comerica Bank.

4.4(1)***	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Hercules Technology Growth Capital, Inc.

4.5(3)***	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.6(6)***	Form of Warrant issued by Horizon Pharma, Inc. in Public Offering of Units.

4.7(12)	Indenture, dated as of November 22, 2013, by and between Horizon Pharma, Inc. and U.S. Bank National Association.

4.8(20)	First Supplemental Indenture, dated September 19, 2014, by and among Horizon Pharma, Inc., Horizon Pharma Public Limited Company and U.S Bank National Association.

4.9(12)	Form of 5.00% Convertible Senior Note due 2018.

4.10(20)	Registration Rights Agreement, dated September 1, 2014, by and among Vidara Therapeutics International plc (now known as Horizon Pharma Public Limited Company), Vidara Therapeutics Holdings LLC and certain shareholders of Vidara Therapeutics International plc.

10.1(20)	Form of Indemnification Agreement entered into by and between Horizon Pharma Public Limited Company and certain of its directors, officers and employees.

10.2(20)	Form of Indemnification Agreement entered into by and between Horizon Pharma, Inc. and certain directors, officers and employees of Horizon Pharma Public Limited Company.

10.3+(20)	Horizon Pharma Public Limited Company Non-Employee Director Compensation Policy.

10.4+(1)***	Horizon Pharma, Inc. 2005 Stock Plan and Form of Stock Option Agreement thereunder.

10.5+(11)***	Horizon Pharma, Inc. 2011 Equity Incentive Plan, as amended, and Form of Option Agreement and Form of Stock Option Grant Notice thereunder.

10.6+(1)***	Horizon Pharma, Inc. 2011 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.7+(21)	Horizon Pharma Public Limited Company 2014 Equity Incentive Plan and Form of Option Agreement, Form of Stock Option Grant Notice, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Unit Grant Notice thereunder.

10.8+(21)	Horizon Pharma Public Limited Company 2014 Non-Employee Equity Incentive Plan and Form of Option Agreement, Form of Stock Option Grant Notice, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Unit Grant Notice thereunder.

Exhibit Number	Description of Document

10.9+(21)	Horizon Pharma Public Limited Company 2014 Employee Share Purchase Plan.

10.10*(1)	Development and License Agreement, dated August 20, 2004, by and among Horizon Pharma AG, Jagotec AG and SkyePharma AG.

10.11*(1)	Amendment to Development and License Agreement, dated August 3, 2007, by and among Horizon Pharma AG, Jagotec AG and SkyePharma AG.

10.12*(1)	Manufacturing and Supply Agreement, dated August 3, 2007, by and between Horizon Pharma AG and Jagotec AG.

10.13*(1)	Technology Transfer Agreement, dated August 2, 2004, by and among Horizon Pharma AG, Horizon Pharma GmbH and Merck KgaA.

10.14*(1)	Transfer, License and Supply Agreement, dated December 21, 2006, by and among Horizon Pharma AG, Horizon Pharma GmbH and Merck Serono GmbH (which was subsequently assigned to Mundipharma Laboratories GmbH in April 2011).

10.15*(1)	Amendment to Transfer, License and Supply Agreement, dated December 17, 2008, by and among Horizon Pharma AG, Horizon Pharma GmbH and Merck Serono GmbH (which was subsequently assigned to Mundipharma Laboratories GmbH in April 2011).

10.16*(1)	Transfer, License and Supply Agreement, dated March 26, 2009, by and among Horizon Pharma AG, Horizon Pharma GmbH and Merck GesmbH.

10.17+(1)	Form of Employee Proprietary Information and Inventions Agreement.

10.18*(1)	Manufacturing and Supply Agreement, dated March 24, 2009, by and between Horizon Pharma AG and Mundipharma Medical Company.

10.19*(1)	Exclusive Distribution Agreement, dated March 24, 2009, by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.20(1)	Amendment to Exclusive Distribution Agreement, dated July 7, 2009, by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.21+(1)	Amended and Restated Executive Employment Agreement, dated July 27, 2010, by and between Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Timothy P. Walbert.

10.22+(1)	Amended and Restated Executive Employment Agreement, dated July 27, 2010, by and between Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Jeffrey W. Sherman, M.D. FACP.

10.23*(1)	Amendment to Manufacturing and Supply Agreement, dated March 4, 2011, by and between Horizon Pharma AG and Jagotec AG.

10.24*(1)	Manufacturing and Supply Agreement, dated May 25, 2011, by and between Horizon Pharma USA, Inc. and sanofi-aventis U.S. LLC.

10.25*(1)	Sales Contract, dated July 1, 2010, by and between Horizon Pharma USA, Inc. and BASF Corporation.

10.26*(1)	Manufacturing and Supply Agreement, dated November 4, 2010 by and between Horizon Pharma AG and Mundipharma Medical Company.

10.27*(1)	Exclusive Distribution Agreement, dated November 4, 2010 by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.28*(1)	Letter Agreement, dated March 2, 2011, by and among Horizon Pharma AG, Horizon Pharma GmbH, Mundipharma International Corporation Limited and Mundipharma Medical Company.

10.29*(10)	Amendment to Manufacturing and Supply Agreement, effective as of September 25, 2013, by and between Horizon Pharma USA, Inc. and sanofi-aventis U.S. LLC.

Exhibit Number	Description of Document

10.30*(2)	Standard Office Lease, effective August 31, 2011, by and between Horizon Pharma USA, Inc. and Long Ridge Office Portfolio, L.P.

10.31(9)	Letter Agreement, dated October 17, 2012, by and among Horizon Pharma AG, Mundipharma International Corporation Limited and Mundipharma Medical Company.

10.32*(9)	Letter Agreement, dated March 21, 2013, by and among Horizon Pharma AG, Mundipharma International Corporation Limited and Mundipharma Medical Company.

10.33*(4)	Amendment No. 1 to Exclusive Distribution Agreement, dated March 5, 2012, by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.34(4)	Amendment No. 1 to Manufacturing and Supply Agreement, dated March 5, 2012, by and between Horizon Pharma AG and Mundipharma Medical Company.

10.35+(5)	Amended and Restated Severance Benefit Plan Dated March 1, 2012.

10.36*(7)	First Amendment to Lease, dated July 31, 2012, by and between Horizon Pharma USA, Inc. and Long Ridge Office Portfolio, L.P.

10.37*(14)	Second Amendment to Lease, dated December 10, 2013, by and between Horizon Pharma USA, Inc. and Long Ridge Office Portfolio, L.P.

10.38*(19)	Third Amendment to Lease, dated June 30, 2014, by and between Horizon Pharma USA, Inc. and Long Ridge Office Portfolio, L.P.

10.39*(8)	Second Letter Agreement, dated October 6, 2011, by and among Horizon Pharma AG, Mundipharma International Corporation Limited and Mundipharma Medical Company.

10.40*(14)	Amendment No. 2 to Exclusive Distribution Agreement, dated October 25, 2013, by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.41(14)	Amendment No. 2 to Manufacturing and Supply Agreement, dated October 25, 2013, by and between Horizon Pharma AG and Mundipharma Medical Company.

10.42*(10)	Settlement Agreement, dated August 21, 2013, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc., Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.

10.43*(10)	License Agreement, dated August 21, 2013, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc., Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.

10.44*(16)	Asset Purchase Agreement, dated November 18, 2013, by and between Horizon Pharma USA, Inc. and AstraZeneca AB.

10.45*(16)	License Agreement, dated November 22, 2013, by and between Horizon Pharma USA, Inc. and AstraZeneca AB.

10.46*(16)	Amended and Restated Collaboration and License Agreement for the United States, dated November 18, 2013, by and between Horizon Pharma USA, Inc. and POZEN Inc.

10.47*(14)	Amendment No. 1 to Amended and Restated Collaboration and License Agreement for the United States , dated November 18, 2013, by and between Horizon Pharma USA, Inc. and POZEN Inc.

10.48*(14)	Letter Agreement, dated November 18, 2013, by and among Horizon Pharma USA, Inc., AstraZeneca AB and POZEN Inc.

10.49*(16)	Master Manufacturing Services Agreement, dated October 31, 2013, by and between Horizon Pharma, Inc. and Patheon Pharmaceuticals, Inc.

10.50+(13)	First Amendment to Amended and Restated Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Timothy P. Walbert.

Exhibit Number	Description of Document

10.51+(13)	First Amendment to Amended and Restated Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Jeffrey W. Sherman, M.D., FACP.

10.52+(14)	Executive Employment Agreement, effective March 5, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Robert F. Carey.

10.53+(17)	Executive Employment and Transition Agreement, dated June 17, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Robert J. De Vaere.

10.54+(17)	Executive Employment Agreement, effective June 23, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Paul W. Hoelscher.

10.55(18)	Credit Agreement, dated June 17, 2014, by and among Horizon Pharma, Inc., as initial signatory, the lenders party thereto and Citibank N.A., as administrative agent and collateral agent.

10.56(22)	Asset Purchase Agreement, dated October 17, 2014, by and between Horizon Pharma Public Limited Company and Nuvo Research Inc.

10.57(22)	Supply Agreement, dated October 17, 2014, by and between Horizon Pharma Public Limited Company and Nuvo Research Inc.

10.58	Lease, dated November 4, 2014, by and among Horizon Pharma Public Limited Company, Horizon Pharma Services Limited and John Ronan and Castle Cove Property Developments Limited.

10.59	Asset Purchase Agreement, dated May 17, 2012, by and among Vidara Therapeutics International Public Limited Company, Vidara Therapeutics Holdings LLC, Vidara Therapeutics Research Limited and InterMune, Inc.†

10.60	Amendment to Asset Purchase Agreement, dated June 18, 2012, by and among Vidara Therapeutics International Public Limited Company, Vidara Therapeutics Holdings LLC, Vidara Therapeutics Research Limited and InterMune, Inc.

10.61*	Consolidated Supply Agreement, dated July 31, 2013, by and between Vidara Therapeutics Research Limited and Boehringer Ingelheim RCV GmbH & Co KG.

10.62*	License Agreement for Interferon Gamma, dated May 5, 1998, by and between Genentech, Inc. and Connetics Corporation.

10.63	Amendment No. 1 to License Agreement for Interferon Gamma, dated December 28, 1998, by and between Genentech, Inc. and Connetics Corporation.

10.64*	Amendment No. 2 to License Agreement for Interferon Gamma, dated January 15, 1999, by and between Genentech, Inc. and Connetics Corporation.

10.65*	Amendment No. 3 to License Agreement for Interferon Gamma, dated April 27, 1999, by and between Genentech, Inc. and Connetics Corporation.

10.66	Consent to Assignment Agreement, dated June 23, 2000 (Amendment No. 4), by and among Genentech, Inc., Connetics Corporation and InterMune Pharmaceuticals, Inc.

10.67	Amendment No. 5 to License Agreement for Interferon Gamma, dated January 25, 2001, by and between Genentech, Inc. and InterMune Pharmaceuticals, Inc.

10.68*	Amendment No. 6 to License Agreement for Interferon Gamma, dated February 27, 2006, by and between Genentech, Inc. and InterMune, Inc.

10.69*	Amendment No. 7 to License Agreement for Interferon Gamma, dated December 17, 2013, by and between Genentech, Inc. and Vidara Therapeutics International Public Limited Company.

10.70	Assignment and Option Agreement, dated June 23, 2000, by and between Connetics Corporation and InterMune Pharmaceuticals, Inc.

Exhibit Number	Description of Document

10.71	Revenue Adjustment Agreement, dated June 27, 2000, by and between InterMune Pharmaceuticals, Inc. and Connetics Corporation.

10.72	License Agreement, dated April 16, 2012, by and among Benton Property Holding Limited (in receivership), Jim Hamilton and Vidara Therapeutics Research Limited.

10.73+	Consulting Agreement, dated March 18, 2014 between Horizon Pharma USA, Inc. and Virinder Nohria.

10.74+	Executive Employment Agreement, effective September 18, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Barry Moze.

10.75+	Executive Employment Agreement, effective November 24, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and John Kody.

10.76+	Horizon Pharma Public Limited Company Cash Long Term Incentive Program.

10.77**	Amendment No. 3 to Exclusive Distribution Agreement, dated September 22, 2014, by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.78	Amendment No. 3 to Manufacturing and Supply Agreement, dated September 22, 2014, by and between Horizon Pharma AG and Mundipharma Medical Company.

21.1	Subsidiaries of Horizon Pharma Public Limited Company.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Horizon Pharma Public Limited Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
***	Indicates an instrument, agreement or compensatory arrangement or plan assumed by Horizon Pharma Public Limited Company in the merger and no longer binding on Horizon Pharma, Inc.

(1)	Incorporated by reference to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2011.
(3)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(4)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 8, 2012.
(5)	Incorporated by reference to Horizon Pharma, Inc.’s Annual Report on Form 10-K, filed on March 23, 2012.
(6)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.
(7)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on November 13, 2012.
(8)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 7, 2012.
(9)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on May 10, 2013.
(10)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on November 8, 2013.
(11)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on July 2, 2014.
(12)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on November 25, 2013.
(13)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on January 16, 2014.
(14)	Incorporated by reference to Horizon Pharma, Inc.’s Annual Report on Form 10-K, filed on March 13, 2014.
(15)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 20, 2014.
(16)	Incorporated by reference to Horizon Pharma, Inc.’s Amendment No.1 to Annual Report on Form 10-K, filed on May 23, 2014.
(17)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014.
(18)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 19, 2014.
(19)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on August 7, 2014.
(20)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on September 19, 2014.
(21)	Incorporated by reference to Horizon Pharma Public Limited Company’s Registration Statement on Form S-8, filed on September 22, 2014.
(22)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on October 17, 2014.