Form 10-K/A
period 2014-12-31
Horizon Pharma plc
filed 2015-03-02
CIK 1492426

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission on February 27, 2015 (the “Original Filing”) is to correct a clerical error that resulted in the filing of an incorrect version of Exhibit 101 to the Form 10-K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part IV, Item 15 of the Form 10-K.

No other changes have been made to the Form 10-K. This Form 10-K/A does not does not modify or update any previously reported financial statements or other disclosures in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K, which continues to speak as of the original filing date of the Original Filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Pharma plc

By:	/S/ PAUL W. HOELSCHER
Paul W. Hoelscher

Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 27, 2015