Form 10-K/A
period 2014-12-31
Horizon Pharma plc
filed 2015-04-10
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission on February 27, 2015 (the “Original Filing” and as amended by Amendment No. 1, the “Updated Filing”) is to file Exhibits 10.56 and 10.57, which were inadvertently omitted from the Original Filing, and to make corresponding updates to the Exhibit Index.

No other changes have been made to the Updated Filing or any other exhibits. This Amendment does not modify or update any previously reported financial statements or other disclosures in the Updated Filing. Accordingly, this Amendment should be read in conjunction with the Updated Filing, which continues to speak as of the original filing date of the Original Filing.

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements

See financial statements listed on the Index to Financial Statements F-3 to F-52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2.	Financial Statement Schedules

See Schedule II – Valuation and Qualifying Accounts and Reserves for each of the three fiscal years ended December 31, 2014, 2013 and 2012 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Other financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed on the Index to Exhibits filed with this Amendment are filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Pharma plc

By:	/S/ PAUL W. HOELSCHER
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 10, 2015

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(15)	Transaction Agreement and Plan of Merger, dated March 18, 2014, by and among Horizon Pharma, Inc., Vidara Therapeutics Holdings LLC, Vidara Therapeutics International Ltd. (now known as Horizon Pharma Public Limited Company), Hamilton Holdings (USA), Inc. and Hamilton Merger Sub, Inc.†

2.2(17)	First Amendment to Transaction Agreement and Plan of Merger, dated June 12, 2014, by and between Horizon Pharma, Inc. and Vidara Therapeutics Holdings LLC.

3.1(20)	Memorandum and Articles of Association of Horizon Pharma Public Limited Company.

4.1(1)***	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Comerica Bank.

4.2(1)***	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Hercules Technology Growth Capital, Inc.

4.3(1)***	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Comerica Bank.

4.4(1)***	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Hercules Technology Growth Capital, Inc.

4.5(3)***	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.6(6)***	Form of Warrant issued by Horizon Pharma, Inc. in Public Offering of Units.

4.7(12)	Indenture, dated as of November 22, 2013, by and between Horizon Pharma, Inc. and U.S. Bank National Association.

4.8(20)	First Supplemental Indenture, dated September 19, 2014, by and among Horizon Pharma, Inc., Horizon Pharma Public Limited Company and U.S Bank National Association.

4.9(12)	Form of 5.00% Convertible Senior Note due 2018.

4.10(20)	Registration Rights Agreement, dated September 1, 2014, by and among Vidara Therapeutics International plc (now known as Horizon Pharma Public Limited Company), Vidara Therapeutics Holdings LLC and certain shareholders of Vidara Therapeutics International plc.

10.1(20)	Form of Indemnification Agreement entered into by and between Horizon Pharma Public Limited Company and certain of its directors, officers and employees.

10.2(20)	Form of Indemnification Agreement entered into by and between Horizon Pharma, Inc. and certain directors, officers and employees of Horizon Pharma Public Limited Company.

10.3+(20)	Horizon Pharma Public Limited Company Non-Employee Director Compensation Policy.

10.4+(1)***	Horizon Pharma, Inc. 2005 Stock Plan and Form of Stock Option Agreement thereunder.

10.5+(11)***	Horizon Pharma, Inc. 2011 Equity Incentive Plan, as amended, and Form of Option Agreement and Form of Stock Option Grant Notice thereunder.

Exhibit Number	Description of Document

10.6+(1)***	Horizon Pharma, Inc. 2011 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.7+(21)	Horizon Pharma Public Limited Company 2014 Equity Incentive Plan and Form of Option Agreement, Form of Stock Option Grant Notice, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Unit Grant Notice thereunder.

10.8+(21)	Horizon Pharma Public Limited Company 2014 Non-Employee Equity Incentive Plan and Form of Option Agreement, Form of Stock Option Grant Notice, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Unit Grant Notice thereunder.

10.9+(21)	Horizon Pharma Public Limited Company 2014 Employee Share Purchase Plan.

10.10*(1)	Development and License Agreement, dated August 20, 2004, by and among Horizon Pharma AG, Jagotec AG and SkyePharma AG.

10.11*(1)	Amendment to Development and License Agreement, dated August 3, 2007, by and among Horizon Pharma AG, Jagotec AG and SkyePharma AG.

10.12*(1)	Manufacturing and Supply Agreement, dated August 3, 2007, by and between Horizon Pharma AG and Jagotec AG.

10.13*(1)	Technology Transfer Agreement, dated August 2, 2004, by and among Horizon Pharma AG, Horizon Pharma GmbH and Merck KgaA.

10.14*(1)	Transfer, License and Supply Agreement, dated December 21, 2006, by and among Horizon Pharma AG, Horizon Pharma GmbH and Merck Serono GmbH (which was subsequently assigned to Mundipharma Laboratories GmbH in April 2011).

10.15*(1)	Amendment to Transfer, License and Supply Agreement, dated December 17, 2008, by and among Horizon Pharma AG, Horizon Pharma GmbH and Merck Serono GmbH (which was subsequently assigned to Mundipharma Laboratories GmbH in April 2011).

10.16*(1)	Transfer, License and Supply Agreement, dated March 26, 2009, by and among Horizon Pharma AG, Horizon Pharma GmbH and Merck GesmbH.

10.17+(1)	Form of Employee Proprietary Information and Inventions Agreement.

10.18*(1)	Manufacturing and Supply Agreement, dated March 24, 2009, by and between Horizon Pharma AG and Mundipharma Medical Company.

10.19*(1)	Exclusive Distribution Agreement, dated March 24, 2009, by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.20(1)	Amendment to Exclusive Distribution Agreement, dated July 7, 2009, by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.21+(1)	Amended and Restated Executive Employment Agreement, dated July 27, 2010, by and between Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Timothy P. Walbert.

10.22+(1)	Amended and Restated Executive Employment Agreement, dated July 27, 2010, by and between Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Jeffrey W. Sherman, M.D. FACP.

Exhibit Number	Description of Document

10.23*(1)	Amendment to Manufacturing and Supply Agreement, dated March 4, 2011, by and between Horizon Pharma AG and Jagotec AG.

10.24*(1)	Manufacturing and Supply Agreement, dated May 25, 2011, by and between Horizon Pharma USA, Inc. and sanofi-aventis U.S. LLC.

10.25*(1)	Sales Contract, dated July 1, 2010, by and between Horizon Pharma USA, Inc. and BASF Corporation.

10.26*(1)	Manufacturing and Supply Agreement, dated November 4, 2010 by and between Horizon Pharma AG and Mundipharma Medical Company.

10.27*(1)	Exclusive Distribution Agreement, dated November 4, 2010 by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.28*(1)	Letter Agreement, dated March 2, 2011, by and among Horizon Pharma AG, Horizon Pharma GmbH, Mundipharma International Corporation Limited and Mundipharma Medical Company.

10.29*(10)	Amendment to Manufacturing and Supply Agreement, effective as of September 25, 2013, by and between Horizon Pharma USA, Inc. and sanofi-aventis U.S. LLC.

10.30*(2)	Standard Office Lease, effective August 31, 2011, by and between Horizon Pharma USA, Inc. and Long Ridge Office Portfolio, L.P.

10.31(9)	Letter Agreement, dated October 17, 2012, by and among Horizon Pharma AG, Mundipharma International Corporation Limited and Mundipharma Medical Company.

10.32*(9)	Letter Agreement, dated March 21, 2013, by and among Horizon Pharma AG, Mundipharma International Corporation Limited and Mundipharma Medical Company.

10.33*(4)	Amendment No. 1 to Exclusive Distribution Agreement, dated March 5, 2012, by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.34(4)	Amendment No. 1 to Manufacturing and Supply Agreement, dated March 5, 2012, by and between Horizon Pharma AG and Mundipharma Medical Company.

10.35+(5)	Amended and Restated Severance Benefit Plan Dated March 1, 2012.

10.36*(7)	First Amendment to Lease, dated July 31, 2012, by and between Horizon Pharma USA, Inc. and Long Ridge Office Portfolio, L.P.

10.37*(14)	Second Amendment to Lease, dated December 10, 2013, by and between Horizon Pharma USA, Inc. and Long Ridge Office Portfolio, L.P.

10.38*(19)	Third Amendment to Lease, dated June 30, 2014, by and between Horizon Pharma USA, Inc. and Long Ridge Office Portfolio, L.P.

10.39*(8)	Second Letter Agreement, dated October 6, 2011, by and among Horizon Pharma AG, Mundipharma International Corporation Limited and Mundipharma Medical Company.

10.40*(14)	Amendment No. 2 to Exclusive Distribution Agreement, dated October 25, 2013, by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

Exhibit Number	Description of Document

10.41(14)	Amendment No. 2 to Manufacturing and Supply Agreement, dated October 25, 2013, by and between Horizon Pharma AG and Mundipharma Medical Company.

10.42*(10)	Settlement Agreement, dated August 21, 2013, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc., Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.

10.43*(10)	License Agreement, dated August 21, 2013, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc., Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.

10.44*(16)	Asset Purchase Agreement, dated November 18, 2013, by and between Horizon Pharma USA, Inc. and AstraZeneca AB.

10.45*(16)	License Agreement, dated November 22, 2013, by and between Horizon Pharma USA, Inc. and AstraZeneca AB.

10.46*(16)	Amended and Restated Collaboration and License Agreement for the United States, dated November 18, 2013, by and between Horizon Pharma USA, Inc. and POZEN Inc.

10.47*(14)	Amendment No. 1 to Amended and Restated Collaboration and License Agreement for the United States, dated November 18, 2013, by and between Horizon Pharma USA, Inc. and POZEN Inc.

10.48*(14)	Letter Agreement, dated November 18, 2013, by and among Horizon Pharma USA, Inc., AstraZeneca AB and POZEN Inc.

10.49*(16)	Master Manufacturing Services Agreement, dated October 31, 2013, by and between Horizon Pharma, Inc. and Patheon Pharmaceuticals, Inc.

10.50+(13)	First Amendment to Amended and Restated Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Timothy P. Walbert.

10.51+(13)	First Amendment to Amended and Restated Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Jeffrey W. Sherman, M.D., FACP.

10.52+(14)	Executive Employment Agreement, effective March 5, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Robert F. Carey.

10.53+(17)	Executive Employment and Transition Agreement, dated June 17, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Robert J. De Vaere.

10.54+(17)	Executive Employment Agreement, effective June 23, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Paul W. Hoelscher.

10.55(18)	Credit Agreement, dated June 17, 2014, by and among Horizon Pharma, Inc., as initial signatory, the lenders party thereto and Citibank N.A., as administrative agent and collateral agent.

10.56**	Asset Purchase Agreement, dated October 17, 2014, by and between Horizon Pharma Public Limited Company and Nuvo Research Inc.

Exhibit Number	Description of Document

10.57**	Supply Agreement, dated October 17, 2014, by and between Horizon Pharma Public Limited Company and Nuvo Research Inc.

10.58(22)	Lease, dated November 4, 2014, by and among Horizon Pharma Public Limited Company, Horizon Pharma Services Limited and John Ronan and Castle Cove Property Developments Limited.

10.59(22)	Asset Purchase Agreement, dated May 17, 2012, by and among Vidara Therapeutics International Public Limited Company, Vidara Therapeutics Holdings LLC, Vidara Therapeutics Research Limited and InterMune, Inc.†

10.60(22)	Amendment to Asset Purchase Agreement, dated June 18, 2012, by and among Vidara Therapeutics International Public Limited Company, Vidara Therapeutics Holdings LLC, Vidara Therapeutics Research Limited and InterMune, Inc.

10.61*(22)	Consolidated Supply Agreement, dated July 31, 2013, by and between Vidara Therapeutics Research Limited and Boehringer Ingelheim RCV GmbH & Co KG.

10.62*(22)	License Agreement for Interferon Gamma, dated May 5, 1998, by and between Genentech, Inc. and Connetics Corporation.

10.63(22)	Amendment No. 1 to License Agreement for Interferon Gamma, dated December 28, 1998, by and between Genentech, Inc. and Connetics Corporation.

10.64*(22)	Amendment No. 2 to License Agreement for Interferon Gamma, dated January 15, 1999, by and between Genentech, Inc. and Connetics Corporation.

10.65*(22)	Amendment No. 3 to License Agreement for Interferon Gamma, dated April 27, 1999, by and between Genentech, Inc. and Connetics Corporation.

10.66(22)	Consent to Assignment Agreement, dated June 23, 2000 (Amendment No. 4), by and among Genentech, Inc., Connetics Corporation and InterMune Pharmaceuticals, Inc.

10.67(22)	Amendment No. 5 to License Agreement for Interferon Gamma, dated January 25, 2001, by and between Genentech, Inc. and InterMune Pharmaceuticals, Inc.

10.68*(22)	Amendment No. 6 to License Agreement for Interferon Gamma, dated February 27, 2006, by and between Genentech, Inc. and InterMune, Inc.

10.69*(22)	Amendment No. 7 to License Agreement for Interferon Gamma, dated December 17, 2013, by and between Genentech, Inc. and Vidara Therapeutics International Public Limited Company.

10.70(22)	Assignment and Option Agreement, dated June 23, 2000, by and between Connetics Corporation and InterMune Pharmaceuticals, Inc.

10.71(22)	Revenue Adjustment Agreement, dated June 27, 2000, by and between InterMune Pharmaceuticals, Inc. and Connetics Corporation.

10.72(22)	License Agreement, dated April 16, 2012, by and among Benton Property Holding Limited (in receivership), Jim Hamilton and Vidara Therapeutics Research Limited.

Exhibit Number	Description of Document

10.73+(22)	Consulting Agreement, dated March 18, 2014 between Horizon Pharma USA, Inc. and Virinder Nohria.

10.74+(22)	Executive Employment Agreement, effective September 18, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Barry Moze.

10.75+(22)	Executive Employment Agreement, effective November 24, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and John Kody.

10.76+(22)	Horizon Pharma Public Limited Company Cash Long Term Incentive Program.

10.77**(22)	Amendment No. 3 to Exclusive Distribution Agreement, dated September 22, 2014, by and between Horizon Pharma AG and Mundipharma International Corporation Limited.

10.78(22)	Amendment No. 3 to Manufacturing and Supply Agreement, dated September 22, 2014, by and between Horizon Pharma AG and Mundipharma Medical Company.

21.1(22)	Subsidiaries of Horizon Pharma Public Limited Company.

23.1(22)	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1(22)	Power of Attorney.

31.1(22)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2(22)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1(22)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2(22)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Horizon Pharma Public Limited Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
***	Indicates an instrument, agreement or compensatory arrangement or plan assumed by Horizon Pharma Public Limited Company in the merger and no longer binding on Horizon Pharma, Inc.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2011.
(3)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(4)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 8, 2012.
(5)	Incorporated by reference to Horizon Pharma, Inc.’s Annual Report on Form 10-K, filed on March 23, 2012.
(6)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.
(7)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on November 13, 2012.
(8)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 7, 2012.
(9)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on May 10, 2013.
(10)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on November 8, 2013.
(11)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on July 2, 2014.
(12)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on November 25, 2013.
(13)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on January 16, 2014.
(14)	Incorporated by reference to Horizon Pharma, Inc.’s Annual Report on Form 10-K, filed on March 13, 2014.
(15)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 20, 2014.
(16)	Incorporated by reference to Horizon Pharma, Inc.’s Amendment No.1 to Annual Report on Form 10-K, filed on May 23, 2014.

(17)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014.
(18)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 19, 2014.
(19)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on August 7, 2014.
(20)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on September 19, 2014.
(21)	Incorporated by reference to Horizon Pharma Public Limited Company’s Registration Statement on Form S-8, filed on September 22, 2014.
(22)	Incorporated by reference to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015.