Form 10-Q
period 2015-06-30
Horizon Pharma plc
filed 2015-08-07
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of August 3, 2015: 159,201,125.

HORIZON PHARMA PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$667,057	$218,807
Restricted cash	600	738
Accounts receivable, net	182,868	73,915
Inventories, net	20,299	16,865
Prepaid expenses and other current assets	11,620	14,370
Deferred tax assets, net	15,767	1,530

Total current assets	898,211	326,225

Property and equipment, net	9,773	7,241
Developed technology, net	1,692,057	696,963
In-process research and development	66,000	66,000
Other intangible assets, net	7,466	7,870
Goodwill	259,565	—
Deferred tax assets, net, non-current	—	18,761
Other assets	9,615	11,564

TOTAL ASSETS	$2,942,687	$1,134,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible debt, net	$—	$48,334
Long-term debt—current portion	4,000	—
Accounts payable	26,224	21,011
Accrued expenses	79,246	46,625
Accrued trade discounts and rebates	136,836	76,115
Accrued royalties—current portion	42,574	25,325
Deferred revenues—current portion	2,019	1,261
Deferred tax liabilities, net	—	721

Total current liabilities	290,899	219,392

LONG-TERM LIABILITIES:
Exchangeable notes, net	$274,305	$—
Long-term debt, net, net of current	858,593	297,169
Accrued royalties, net of current	128,913	48,887
Deferred revenues, net of current	10,004	8,144
Deferred tax liabilities, net, non-current	121,039	19,570
Other long-term liabilities	4,967	1,258

Total long-term liabilities	1,397,821	375,028

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 300,000,000 shares authorized; 158,732,528 and 124,425,853 shares issued at June 30, 2015 and December 31, 2014, respectively, and 158,348,162 and 124,041,487 shares outstanding at June 30, 2015 and December 31, 2014, respectively	16	13
Treasury stock, 384,366 ordinary shares at June 30, 2015 and December 31, 2014	(4,585)	(4,585)
Additional paid-in capital	1,969,750	1,269,858
Accumulated other comprehensive loss	(2,756)	(4,363)
Accumulated deficit	(708,458)	(720,719)

Total shareholders’ equity	1,253,967	540,204

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,942,687	$1,134,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Net sales	$172,821	$66,062	$285,962	$117,988
Cost of goods sold	61,826	24,810	90,679	32,429

Gross profit	110,995	41,252	195,283	85,559

OPERATING EXPENSES:
Research and development	8,922	3,545	15,103	6,378
Sales and marketing	58,056	27,126	105,119	55,821
General and administrative	77,190	17,681	103,470	28,873

Total operating expenses	144,168	48,352	223,692	91,072

Operating loss	(33,173)	(7,100)	(28,409)	(5,513)

OTHER EXPENSE, NET:
Interest expense, net	(19,448)	(4,207)	(29,480)	(8,414)
Foreign exchange loss	(87)	(284)	(924)	(322)
Loss on derivative fair value	—	(10,965)	—	(214,995)
Loss on induced conversion of debt and debt extinguishment	(67,080)	—	(77,624)	—
Other, net	(9,078)	(4,333)	(10,069)	(5,000)

Total other expense, net	(95,693)	(19,789)	(118,097)	(228,731)

Loss before (benefit) expense for income taxes	(128,866)	(26,889)	(146,506)	(234,244)
(BENEFIT) EXPENSE FOR INCOME TAXES	(160,680)	880	(158,767)	(225)

NET INCOME (LOSS)	$31,814	$(27,769)	$12,261	$(234,019)

NET INCOME (LOSS) PER ORDINARY SHARE—Basic	$0.21	$(0.38)	$0.09	$(3.34)
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING—Basic	150,771,902	73,384,801	138,369,537	70,164,267
NET INCOME (LOSS) PER ORDINARY SHARE—Diluted	$0.20	$(0.38)	$0.08	$(3.34)
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING—Diluted	159,797,319	73,384,801	145,031,882	70,164,267
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(257)	(144)	1,607	(139)

Other comprehensive (loss) income	(257)	(144)	1,607	(139)

COMPREHENSIVE INCOME (LOSS)	$31,557	$(27,913)	$13,868	$(234,158)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,261	$(234,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	50,743	10,836
Share-based compensation	31,339	6,087
Loss on derivative revaluation	—	214,995
Royalty accretion	7,021	2,953
Royalty liability remeasurement	14,277	13,033
Loss on induced conversions of debt and debt extinguishment	21,581	—
Amortization of debt discount and deferred financing costs	7,828	4,666
Foreign exchange loss	924	322
Other	99	—
Changes in operating assets and liabilities:
Accounts receivable	(97,167)	(35,835)
Inventories	10,555	(510)
Prepaid expenses and other current assets	4,597	(2,211)
Accounts payable	1,604	5,980
Accrued trade discounts and rebates	47,596	29,469
Accrued expenses and royalties	16,492	(27)
Deferred revenues	2,778	362
Deferred income taxes	(158,873)	(232)
Payment of original issue discount upon repayment of 2014 Term Loan Facility	(3,000)	—
Other non-current assets and liabilities	190	135

Net cash (used in) provided by operating activities	(29,155)	16,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(1,022,361)	—
Proceeds from liquidation of available-for-sale investments	64,623	—
Purchases of property and equipment	(2,281)	(1,037)
Change in restricted cash	138	—

Net cash used in investing activities	(959,881)	(1,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Exchangeable Senior Notes	387,181	—
Net proceeds from issuance of 2023 Senior Notes	462,340	—
Net proceeds from the 2015 Term Loan Facility	391,719	—
Repayment of the 2014 Term Loan Facility	(297,000)	—
Net proceeds from issuance of ordinary shares	475,627	—
Proceeds from the issuance of ordinary shares in connection with warrant exercises	14,693	31,172
Proceeds from the issuance of ordinary shares through ESPP programs	1,541	649
Proceeds from the issuance of ordinary shares through stock option exercises	1,932	1,597

Net cash provided by financing activities	1,438,033	33,418

Effect of foreign exchange rate changes on cash	(747)	(14)
NET INCREASE IN CASH AND CASH EQUIVALENTS	448,250	48,371
CASH AND CASH EQUIVALENTS, beginning of the period	218,807	80,480

CASH AND CASH EQUIVALENTS, end of the period	$667,057	$128,851

Supplemental cash flow information:
Cash paid for interest	$11,755	$3,604
Cash paid for income taxes	$1,610	$20
Fee paid for debt commitment	$9,000	$5,000
Cash paid for induced conversions	$10,005	$—
Cash paid for debt extinguishment	$45,367	$—
Supplemental non-cash flow information:
Conversion of Convertible Senior Notes to ordinary shares	$60,985	$—
Goodwill and other intangible assets acquired in acquisition	$1,303,765	$—
Contingent liabilities assumed in acquisition	$89,800	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

On September 19, 2014, the businesses of Horizon Pharma, Inc. (“HPI”) and Vidara Therapeutics International Public Limited Company (“Vidara”) were combined in a merger transaction (the “Vidara Merger”), accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with HPI treated as the acquiring company in the Vidara Merger for accounting purposes. As part of the Vidara Merger, a wholly-owned subsidiary of Vidara merged with and into HPI, with HPI surviving the Vidara Merger as a wholly-owned subsidiary of Vidara. Prior to the Vidara Merger, Vidara changed its name to Horizon Pharma plc (“New Horizon” or the “Company”). Upon the consummation of the Vidara Merger, the historical financial statements of HPI became the Company’s historical financial statements. Accordingly, the historical financial statements of HPI are included in the comparative prior periods.

On May 7, 2015, the Company completed its acquisition of Hyperion Therapeutics Inc. (“Hyperion”) in which the Company acquired all of the issued and outstanding shares of Hyperion’s common stock for $46.00 per share in cash or approximately $1.1 billion on a fully-diluted basis. Following the completion of the acquisition, Hyperion became a wholly-owned subsidiary of the Company and was renamed as Horizon Therapeutics, Inc. The unaudited condensed consolidated financial statements presented herein include the results of operations of the acquired business from the date of acquisition.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The unaudited condensed consolidated financial statements presented herein include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated.

Business Overview

The Company is a biopharmaceutical company focused on improving patients’ lives by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. The Company markets seven medicines through its orphan, primary care and specialty business units. The Company’s U.S. marketed products are ACTIMMUNE® (interferon gamma-1b), BUPHENYL® (sodium phenylbutyrate) Tablets and Powder, DUEXIS® (ibuprofen/famotidine), PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”), RAVICTI® (glycerol phenylbutyrate) Oral liquid, RAYOS® (prednisone) delayed-release tablets and VIMOVO® (naproxen/esomeprazole magnesium). BUPHENYL is also currently marketed under the name AMMONAPS® in various territories outside the United States by third-party distributors. The Company developed DUEXIS and RAYOS, known as LODOTRA® outside the United States, acquired the U.S. rights to VIMOVO from AstraZeneca AB (“AstraZeneca”) in November 2013, acquired the U.S. rights to ACTIMMUNE as a result of the Vidara Merger, acquired the U.S. rights to PENNSAID 2% from Nuvo Research Inc. (“Nuvo”) in October 2014, and acquired RAVICTI and BUPHENYL as a result of the recent acquisition of Hyperion.

The Company markets its products in the United States through a combined field sales force of approximately 384 representatives. The Company’s strategy is to utilize the commercial strength and infrastructure the Company has established in creating a fully-integrated global biopharmaceutical company to continue the successful commercialization of its existing product portfolio while expanding and leveraging these capabilities further through the acquisition of additional biopharmaceutical products and companies.

The Company is a public limited company formed under the laws of Ireland. As a result of the Vidara Merger, the Company operates through a number of international and U.S. subsidiaries with principal business purposes to either hold intellectual property assets, perform research and development or manufacturing operations, serve as distributors of the Company’s products, or provide services and financial support to the Company.

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “New Horizon”, “we”, “us” and “our” refer to Horizon Pharma plc and its consolidated subsidiaries, including its predecessor, HPI. All references to “Vidara” are references to Horizon Pharma plc (formerly known as Vidara Therapeutics International Public Limited Company) and its

consolidated subsidiaries prior to the effective time of the Vidara Merger on September 19, 2014. The disclosures in this report relating to the pre-Vidara Merger business of Horizon Pharma plc, unless noted as being the business of Vidara prior to the Vidara Merger, pertain to the business of HPI prior to the Vidara Merger.

In advance of the Hyperion acquisition, on April 21, 2015, the Company closed an underwritten public offering of 17,652,500 of its ordinary shares at a price to the public of $28.25 per share (the “2015 Offering”). The net proceeds to the Company from the 2015 Offering were approximately $475.6 million, after deducting underwriting discounts and other offering expenses payable by the Company. On April 29, 2015, Horizon Pharma Financing Inc. (“Horizon Financing”), a wholly-owned subsidiary of the Company that was subsequently merged with and into HPI, completed a private placement of $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023 (the “2023 Senior Notes”). In addition, on May 7, 2015, HPI, the Company and certain of its subsidiaries entered into a credit agreement with certain lenders and Citibank, N.A., as administrative and collateral agent, that provided the Company with, among other things, a six-year $400.0 million term loan facility (the “2015 Term Loan Facility”). The Company borrowed the full $400.0 million available under the 2015 Term Loan Facility on May 7, 2015. The Company used the net proceeds from the 2015 Offering, the offering of the 2023 Senior Notes and borrowings under the 2015 Term Loan Facility along with existing cash to fund its acquisition of Hyperion, repay the outstanding amounts under the Company’s then existing five-year $300.0 million term loan facility (the “2014 Term Loan Facility”), and pay prepayment premiums, fees and expenses in connection with the foregoing.

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

In May 2014, the FASB issued a new standard to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for the Company beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its consolidated condensed financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016 and to annual and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2014-15 to its consolidated financial statements and related disclosures.

On April 7, 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within the fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2015-03 to its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Under this new guidance, entities that measure inventory using any method other than last-in, first-out or the retail inventory method will be required to measure inventory at the lower of cost and net realizable value. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2015-11 to its consolidated financial statements and related disclosures.

NOTE 2 – NET INCOME (LOSS) PER SHARE

The following table presents basic net income (loss) per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic net income (loss) per share calculation:
Net income (loss)	31,814	(27,769)	12,261	(234,019)
Weighted average of ordinary shares outstanding	150,771,902	73,384,801	138,369,537	70,164,267

Basic net income (loss) per share	$0.21	$(0.38)	$0.09	$(3.34)

The following table presents diluted net income (loss) per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Diluted net income (loss) per share calculation:
Net income (loss)	31,814	(27,769)	12,261	(234,019)
Weighted average of ordinary shares outstanding	159,797,319	73,384,801	145,031,882	70,164,267

Diluted net income (loss) per share	$0.20	$(0.38)	$0.08	$(3.34)

The outstanding securities in the table below were excluded from the computation of diluted net income (loss) per share for the three and six months ended June 30, 2015 and 2014 due to being potentially anti-dilutive:

	Three and Six Months Ended June 30,
	2015	2014
Stock options	—	6,564,951
Restricted stock units	—	1,626,393
Performance stock units	—	—
Warrants	—	8,445,080
Convertible Senior Notes	—	25,593,785
Exchangeable Senior Notes	13,959,160	—

	13,959,160	42,230,209

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share (“EPS”) reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue ordinary shares were exercised, converted into ordinary shares, or resulted in the issuance of ordinary shares that would have shared in our earnings.

Under the treasury stock method, no numerator or denominator adjustments arise from the components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash. Instead, the diluted EPS denominator is increased by the variable number of shares that would be issued upon conversion if the Company chose to settle the conversion spread obligation with shares. The calculated spread added to the denominator was 851,500 ordinary shares for the three months ended June 30, 2015, and had no impact for the six months ended June 30, 2015.

NOTE 3 – BUSINESS ACQUISITIONS

Hyperion Acquisition

On March 29, 2015, the Company, Ghrian Acquisition Inc. (“Purchaser”), a Delaware corporation and a wholly-owned subsidiary of the Company, and Hyperion entered into a definitive Agreement and Plan of Merger providing for the acquisition by the Company of all the issued and outstanding shares of Hyperion’s common stock for $46.00 per share. The acquisition was completed on May 7, 2015. The acquisition added two important medicines, RAVICTI and BUPHENYL, which increased the product portfolio of the Company from five to seven. Through the acquisition, the Company is expected to leverage as well as expand its existing infrastructure of orphan disease business. The total consideration for the acquisition was approximately $1.1 billion and was composed of the following (in thousands):

Fully diluted equity value (21,425,909 shares at $46.00 per share)	$985,592
Net settlements on the exercise of stock options, restricted stock and performance stock units	89,806

Total consideration	$1,075,398

During the three and six month periods ended June 30, 2015, the Company incurred $45.9 million and $47.9 million, respectively, in acquisition related costs including, advisory, legal, accounting, valuation, severance, retention bonuses, and other professional and consulting fees. Acquisition related costs were expensed as “General and Administrative Expenses” and “Other Expenses, Net” in the Condensed Consolidated Statement of Comprehensive Income.

Pursuant to ASC Topic 805, Business Combinations, (“ASC 805”) the Company accounted for the Hyperion acquisition as a business combination using the acquisition method of accounting. Identifiable assets and liabilities of Hyperion, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Significant judgment was required in determining the estimated fair values of developed technology intangible assets and certain other assets and liabilities. Such a preliminary valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed are based on reasonable estimates and assumptions. Accordingly, the unaudited purchase price adjustments are preliminary and are subject to further adjustments as additional information becomes available and as additional analyses are performed, and such further adjustments may be material.

The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed by the Company along with the resulting goodwill (in thousands):

(Liabilities assumed) and assets acquired:	Allocation
Deferred tax liability	(399,189)
Other liabilities	(502)
Accounts payable	(2,439)
Accrued expenses	(20,745)
Contingent royalties	(86,800)
Cash and cash equivalents	53,037
Short-term investments	39,049
Long-term investments	25,574
Accounts receivable, net	11,683
Inventory	13,941
Prepaid expenses and other current assets	2,533
Property and equipment	1,044
Deferred tax assets	134,324
Other non-current assets	123
Developed technology	1,044,200
Goodwill	259,565

Fair value of consideration paid	$1,075,398

Inventories acquired included raw materials and finished goods. Inventories are recorded at their current fair values. Fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. Fair value of raw materials has been estimated to equal the replacement cost. A step up in the value of inventory of $9.1 million was recorded in connection with the acquisition.

Other tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximate their current fair values.

Identifiable intangible assets and liabilities acquired included developed technology and contingent royalties. The preliminary fair value of the developed technology and contingent royalties represent preliminary valuations performed with assistance by an independent appraisal firm based on management’s estimates, forecasted financial information and reasonable and supportable assumptions.

Developed technology intangible assets reflect the estimated value of Hyperion’s rights to its currently marketed products, RAVICTI and BUPHENYL. The fair value of developed technology was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for Hyperion’s products. Indications of value are developed by discounting these benefits to their present worth at a discount rate of 8.5% that reflects the current return requirements of the market. The fair value of the RAVICTI and BUPHENYL developed technologies will be capitalized as of the Hyperion acquisition date and subsequently amortized over 11 and 7 years, respectively, which are the periods in which over 90% of the estimated cash flows are expected to be realized.

The Company has assigned a preliminary fair value to a contingent liability for royalties potentially payable under previously existing royalty and licensing agreements related to RAVICTI and BUPHENYL. The royalties are payable under the terms of license agreements with Ucyclyd Pharma, Inc. (“Ucyclyd”) and another external party. See Note 13 for details of the percentages payable under such license agreements. The initial fair value of this liability of $86.8 million was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rate used was the same as for the fair value of the developed technology. The estimated liability for royalties will be increased over time to reflect the change in its present value and accretion expense will be recorded as part of cost of goods sold.

Deferred tax assets and liabilities arise from acquisition accounting adjustments where book values of certain assets and liabilities differ from their tax bases. Deferred tax assets and liabilities are recorded at the currently enacted rates which will be in effect at the time when the temporary differences are expected to reverse in the country where the underlying assets and liabilities are located. Hyperion’s developed technology as of the acquisition date was located primarily in the United States where a U.S. tax rate of 39% is being utilized and a significant deferred tax liability is recorded. Upon consummation of the Hyperion acquisition, Hyperion became a member of the Company’s U.S. tax consolidation group. As such, its tax assets and liabilities were considered in determining the appropriate amount (if any) of valuation allowance that should be recognized in assessing the realizability of the group’s deferred tax assets. The Hyperion acquisition adjustments resulted in the recognition of significant net deferred tax liabilities. Per ASC 740, future reversals of existing taxable temporary differences provide objectively verifiable evidence that should be considered as a source of taxable income to realize a tax benefit for deductible temporary differences and carryforwards. Generally, the existence of sufficient taxable temporary differences will enable the use of the tax benefit of existing deferred tax assets. As of the first quarter of 2015, the Company had a significant U.S. federal and state valuation allowance. This valuation allowance was released in the second quarter of 2015 to reflect the recognition of Hyperion’s deferred tax liabilities that will provide taxable temporary differences that will be realized within the carryforward period of the Company’s U.S. tax consolidation group’s available net operating losses and other deferred tax assets. Accordingly, the Company recorded an income tax benefit of $105.1 million in the second quarter of 2015 relating to the release of an existing U.S. federal and state valuation allowance.

Short-term and long-term investments represent available-for-sale securities that were reported in short-term investments or long-term investments based on maturity dates and whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. Available-for-sale investments are recorded at fair value. All available-for-sale securities were liquidated shortly after the acquisition.

Goodwill represents the excess of the preliminary acquisition consideration over the estimated fair values of net assets acquired and is recorded in the condensed consolidated balance sheet as of the acquisition date.

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

At the effective time of the Vidara Merger on September 19, 2014 (the “Effective Time”), (i) each share of HPI’s common stock issued and outstanding was converted into one ordinary share of New Horizon; (ii) each equity plan of HPI was assumed by New Horizon and each outstanding option under HPI’s equity plans was converted into an option to acquire the number of ordinary shares of New Horizon equal to the number of common stock underlying such option immediately prior to the Effective Time at the same exercise price per share as such option of HPI, and each other stock award that was outstanding under HPI’s equity plans was converted into a right to receive, on substantially the same terms and conditions as were applicable to such equity award before the Effective Time, the number of ordinary shares of New Horizon equal to the number of shares of HPI’s common stock subject to such stock award immediately prior to the Effective Time; (iii) each warrant to acquire HPI’s common stock outstanding immediately prior to the Effective Time and not terminated as of the Effective Time was converted into a warrant to acquire, on substantially the same terms and conditions as were applicable under such warrant before the Effective Time, the number of ordinary shares of New Horizon equal to the number of shares of HPI’s common stock underlying such warrant immediately prior to the Effective Time; and (iv) the 5.00% Convertible Senior Notes due 2018 (the “Convertible Senior Notes”) of HPI remained outstanding and, pursuant to a supplemental indenture entered into effective as of the Effective Time, became convertible into the same number of ordinary shares of New Horizon at the same conversion rate in effect immediately prior to the Effective Time. Vidara Holdings retained ownership of 31,350,000 ordinary shares of New Horizon at the Effective Time. Upon consummation of the Vidara Merger (the “Closing”), the security holders of HPI (excluding the holders of HPI’s Convertible Senior Notes) owned approximately 74% of New Horizon and Vidara Holdings owned approximately 26% of New Horizon. At the Closing, New Horizon made a cash payment of $210.9 million to Vidara Holdings and $2.7 million to Citibank N.A. as escrow agent under an escrow agreement associated with the Vidara Merger.

The total consideration for the acquisition of Vidara was $601.4 million, representing the $387.8 million market value of the 31,350,000 New Horizon ordinary shares that were held by prior Vidara shareholders immediately following the Closing plus the cash consideration of $213.6 million. The value of the New Horizon ordinary shares of $387.8 million is based on the September 18, 2014 closing stock price of HPI common stock of $12.37, the last closing price prior to the Effective Time.

Pursuant to ASC Topic 805, Business Combinations, the Company accounted for the Vidara Merger as a reverse acquisition under the acquisition method of accounting, with HPI treated as the acquiring company for accounting purposes. Identifiable assets and liabilities of Vidara, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the Closing. The excess of the fair value of the net assets acquired over the value of consideration was recorded as a bargain purchase gain. The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed by the Company pursuant to the Vidara Merger, along with the resulting bargain purchase gain (in thousands):

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

Inventories acquired included raw materials and finished goods. Fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. Fair value of raw materials has been estimated to equal the replacement cost. A step up in the value of inventory of $14.2 million was recorded in connection with the Vidara Merger. In the first quarter of 2015, the Company recognized the remaining $3.2 million of ACTIMMUNE inventory step up in the condensed consolidated statement of comprehensive income.

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

IPR&D is related to one research and development project for the application of ACTIMMUNE in the treatment of Friedreich’s ataxia (“FA”), which was incomplete at the time of the Vidara Merger. IPR&D is considered separable from the business as the project could be sold to a third party. The fair value of IPR&D was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on sales projections and estimated direct costs. Indications of value are developed by discounting these benefits to their present value at a discount rate of 33% that reflects the return requirements of the market. The fair value of the IPR&D was recorded as an indefinite-lived intangible asset and will be tested for impairment until completion or abandonment of research and development efforts associated with the project. In February 2015, the Company submitted an investigational new drug application for a Phase 3 study that will evaluate ACTIMMUNE in the treatment of FA and in April 2015, the U.S. Food and Drug Administration (the “FDA”) granted Fast Track designation for ACTIMMUNE. On June 5, 2015, the Company announced the initiation of the Phase 3 trial in collaboration with the Friedreich’s Ataxia Research Alliance and the investigators and clinics of Friedreich’s Ataxia Research Alliance’s Collaborative Clinical Research Network in FA. This Phase 3 trial is a randomized, multi-center, double-blind, placebo-controlled study with patients randomized 1:1 to receive subcutaneous doses of either ACTIMMUNE or placebo three times a week for a total of 26 weeks. Approximately 90 patients will be enrolled at four sites in the United States.

Customer relationships intangible assets reflect the estimated value of Vidara’s customer base for ACTIMMUNE. Vidara’s customers as of the acquisition date were predominantly a small group of retail pharmacies with demand for ACTIMMUNE. As such, a significant portion of revenue growth was expected to be generated from existing customers as of the acquisition date. Management assessed the historical customer trends to identify the anticipated attrition. The fair value of customer relationships was recorded as an intangible asset as of the acquisition date and is subsequently being amortized over an estimated remaining life of 10 years.

The Company has assigned a fair value to a contingent liability for royalties potentially payable under previously existing royalty and licensing agreements related to ACTIMMUNE. The royalties are payable under the terms of a license agreement with Genentech Inc. (“Genentech”), which was the original developer of ACTIMMUNE and under the terms of its agreement with Connetics Corporation (which was the predecessor parent company to InterMune and is now part of GlaxoSmithKline). See Note 13 for details of the percentages payable under both license agreements. The initial fair value of this liability of $33.6 million was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rates used were the same as for the fair value of the intangible assets. The estimated liability for royalties will be increased over time to reflect the change in its present value and accretion expense will be recorded as part of cost of goods sold. The estimated liability will be periodically assessed based on events and circumstances and any change will be recorded in New Horizon’s condensed consolidated statement of comprehensive income. During the second quarter of 2015, based on higher sales of ACTIMMUNE during the six months ended June 30, 2015 versus the Company’s original expectations and the Company’s adjusted expectations for future ACTIMMUNE sales, the Company recorded a charge of $5.4 million to cost of goods sold to increase the carrying value of the contingent royalties to reflect the updated estimates.

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

The excess of the estimated fair values of net assets acquired over the acquisition consideration paid was recorded as a bargain purchase gain in the condensed consolidated statement of comprehensive income for the third quarter of 2014. As previously stated, the total consideration included a fixed number of New Horizon ordinary shares. The bargain purchase gain of $22.2 million was primarily the result of the decrease in the market value of our ordinary shares from the time that the Merger Agreement was signed to the Effective Time of the Vidara Merger.

Pro Forma Information

The following table represents the condensed consolidated financial information for the Company on a pro forma basis, assuming that the Vidara Merger and the Hyperion acquisition occurred as of January 1, 2014. For the six months ended June 30, 2015, the Vidara Merger has already been reflected in the as reported figures as the Vidara Merger was completed in September 2014. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the Vidara Merger and the Hyperion acquisition, and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of definite-lived intangible assets, interest expense, debt discount and deferred financing costs associated with the debt in connection with the acquisitions. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (in thousands, except per share data):

	For the Six Months Ended June 30,
	2015			2014
	As reported	Pro-forma adjustments (Unaudited)	Pro-forma (Unaudited)	As reported	Pro-forma adjustments (Unaudited)	Pro-forma (Unaudited)
Net sales	$285,962	$39,473	$325,435	$117,988	$92,323	$210,311
Net income (loss)	12,261	(25,711)	(13,450)	(234,019)	12,787	(221,232)
Basic net income (loss) per share	$0.09	$(0.18)	$(0.09)	$(3.34)	$0.82	$(2.52)
Diluted net income (loss) per share	$0.08	$(0.16)	$(0.08)	$(3.34)	$0.82	$(2.52)

The 2014 pro forma information excludes the PENNSAID 2% acquisition as it was impracticable to include because it would require significant estimates of third-party sales amounts. In addition, prior to the Company’s acquisition of PENNSAID 2%, PENNSAID 2% did not have a significant amount of sales because it was not marketed until 2014.

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

The components of inventories as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$2,877	$1,184
Work-in-process	1,255	389
Finished goods	16,167	15,292

Inventories, net	$20,299	$16,865

Finished goods at December 31, 2014 included $3.2 million of stepped up ACTIMMUNE inventory which was fully amortized in January 2015.

Finished goods at June 30, 2015 included $4.6 million of stepped up RAVICTI inventory and $1.1 million of stepped up BUPHENYL inventory. In the second quarter of 2015, the Company recognized $3.4 million of RAVICTI and BUPHENYL inventory step up in the condensed consolidated statement of comprehensive income.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Prepaid co-pay expenses	$1,935	$6,718
Product samples inventory	3,354	4,014
Prepaid software license fees	579	1,128
Other prepaid expenses	5,752	2,510

Prepaid expenses and other current assets	$11,620	$14,370

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Machinery and equipment	$2,978	$3,288
Furniture and fixtures	844	576
Computer equipment	3,250	2,040
Software	2,844	1,481
Trade show equipment	392	392
Leasehold improvements	4,348	3,412

	14,656	11,189
Less-accumulated depreciation	(4,883)	(3,948)

Property and equipment, net	$9,773	$7,241

The Company capitalizes development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.

Depreciation expense was $0.5 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and was $1.2 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangible assets consist of developed technology related to the Company’s approved products, ACTIMMUNE, PENNSAID 2%, RAYOS, VIMOVO, RAVICTI and BUPHENYL in the United States, and LODOTRA and AMMONAPS in Europe.

On September 19, 2014, in connection with the Vidara Merger, the Company capitalized $560.0 million of developed technology, $66.0 million of IPR&D and $8.1 million of customer relationships related to ACTIMMUNE.

On October 17, 2014, in connection with the Company’s acquisition of the U.S. rights to PENNSAID 2%, the Company capitalized $45.0 million for the U.S. developed technology rights of PENNSAID 2%.

On May 7, 2015, in connection with the acquisition of Hyperion, the Company capitalized $1,021.6 million of developed technology related to RAVICTI and $22.6 million of developed technology related to BUPHENYL.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company does not believe there have been any circumstances or events that would indicate that the carrying value of any of its intangible assets has been impaired at June 30, 2015 or December 31, 2014.

As of June 30, 2015 and December 31, 2014, amortizable intangible assets consisted of the following (in thousands):

	June 30, 2015				December 31, 2014
	Cost Basis	Accumulated Amortization	Currency Translation	Net Book Value	Cost Basis	Accumulated Amortization	Currency Translation	Net Book Value
Developed technology	$1,792,495	$(100,438)	$—	$1,692,057	$757,484	$(51,331)	$(9,190)	$696,963
Customer relationships	8,100	(634)	—	7,466	8,100	(230)	—	7,870

Total amortizable intangible assets	$1,800,595	$(101,072)	$—	$1,699,523	$765,584	$(51,561)	$(9,190)	$704,833

Amortization expense for the three months ended June 30, 2015 and 2014 was $31.8 million and $5.0 million, respectively, and for the six months ended June 30, 2015 and 2014 was $49.5 million and $10.1 million, respectively. IPR&D is not amortized until successful completion of the project. As of June 30, 2015, estimated future amortization expense was as follows (in thousands):

2015 (July to December)	$83,412
2016	166,826
2017	166,826
2018	166,826
2019 and thereafter	1,115,633

Total	$1,699,523

NOTE 8 – OTHER ASSETS

Other assets as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Deferred financing costs	$8,841	$11,491
Other	774	73

Other assets	$9,615	$11,564

Costs incurred in connection with debt financings have been capitalized as deferred financing costs, and are charged to interest expense using the effective interest method over the terms of the related debt agreements. These costs include document preparation costs, commissions, fees and expenses of investment bankers and underwriters, accounting and legal fees.

NOTE 9 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Contractual allowances	$94,604	$55,678
Government rebates and chargebacks	42,232	20,437

Accrued trade discounts and rebates	$136,836	$76,115

Contractual allowances include co-pay assistance, product sales discounts and allowances, product launch discounts, customer rebates, distribution service fees, sales returns and prompt pay discounts.

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2014 through June 30, 2015 (in thousands):

	Contractual Allowances	Government Rebates and Chargebacks	Total
Balance at December 31, 2014(1)	$60,899	$20,437	$81,336
Current provisions relating to sales in the six months ended June 30, 2015	427,537	62,595	490,132
Payments relating to sales in the six months ended June 30, 2015	(334,610)	(33,886)	(368,496)
Payments relating to sales in prior years	(58,083)	(16,374)	(74,457)
Adjustments relating to prior year sales	(1,383)	(3,476)	(4,859)
Hyperion acquisition on May 7, 2015	244	12,936	13,180

Balance at June 30, 2015	$94,604	$42,232	$136,836

(1)	Balance includes $5,221 of unpaid contractual allowance invoices recorded in accounts payable.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Payroll-related expenses	$42,078	$20,933
Accrued excise tax	—	11,243
Consulting services	11,425	4,421
Sales and marketing expenses	4,978	2,343
Deferred rent	1,287	1,026
Accrued interest	11,155	1,260
Accrued income taxes	127	1,400
Accrued other	8,196	3,999

Accrued expenses	$79,246	$46,625

Accrued payroll-related expenses at June 30, 2015 includes $15.0 million relating to severance and related employee costs as a result of the Hyperion acquisition.

NOTE 11 – ACCRUED ROYALTIES

Changes in the liability for royalties during the six months ended June 30, 2015 consisted of the following (in thousands):

Balance as of December 31, 2014	$74,212
Assumed RAVICTI and BUPHENYL contingent royalty liabilities	86,800
Assumed RAVICTI and BUPHENYL accrued royalties	579
Remeasurement of royalty liabilities	14,277
Royalty payments	(11,401)
Accretion expense	7,020

Balance as of June 30, 2015	171,487
Less: Current portion	42,574

Accrued royalties, net of current	$128,913

During the second quarter of 2015, based on higher sales of ACTIMMUNE and VIMOVO during the six months ended June 30, 2015 versus the Company’s original expectations and the Company’s adjusted expectations for future ACTIMMUNE and VIMOVO sales, the Company recorded a total charge of $14.3 million to cost of goods sold ($8.9 million related to VIMOVO and $5.4 million related to ACTIMMUNE) to increase the carrying value of the contingent royalties to reflect the updated estimates.

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

As of June 30, 2015, our cash and cash equivalents included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data. There were no transfers between the different levels of the fair value hierarchy in 2015 or in 2014.

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the Company’s financial assets and liabilities at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$390,345	$—	$—	$390,345
Bank time deposits	$—	$100,000	$—	$100,000

Total assets at fair value	$390,345	$100,000	$—	$490,345

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$111,581	$—	$—	$111,581

Total assets at fair value	$111,581	$—	$—	$111,581

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

The following table presents the assumptions used by the Company to determine the fair value of the conversion option embedded in the Convertible Senior Notes as of June 27, 2014, the date the HPI stockholders approved the issuance of in excess of 13,164,951 shares of HPI’s common stock upon conversion of the Convertible Senior Notes:

June 27, 2014
Stock price	$15.96
Risk free rate	1.43%
Borrowing cost	3.75%
Weights	—
Credit spread (in basis points)	900
Volatility	40.00%
Initial conversion price	$5.36
Remaining time to maturity (in years)	4.4

On June 27, 2014, the Company conducted a fair value assessment to reflect the market value adjustments for the embedded derivative due to the increase in HPI’s common stock value and for changes in the fair value assumptions, and the Company recorded an $11.0 million and $215.0 million loss in its results of operations for the three and six months ended June 30, 2014, respectively. The entire fair value of the derivative liability of $324.4 million was reclassified to additional paid-in capital on June 27, 2014.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company occupies approximately 10,300 square feet of office space in its headquarters in Dublin, Ireland under a lease agreement that expires on November 4, 2029. The Company also occupies approximately 53,500 square feet of office space in Deerfield, Illinois under lease agreements that expire on June 30, 2018, approximately 6,500 square feet of office space in Chicago, Illinois under a lease agreement that expires on December 31, 2018, approximately 6,600 square feet of office space in Mannheim, Germany under a lease agreement that expires on December 31, 2016, approximately 3,500 square feet of office space in Reinach, Switzerland under a lease agreement that expires on May 31, 2020, approximately 20,100 square feet of office space in Brisbane, California under a lease agreement that expires on November 30, 2019 and approximately 6,200 square feet of office space in Roswell, Georgia under a lease agreement that expires on October 31, 2018.

Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”). Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The Company committed to a minimum purchase of RAYOS/LODOTRA tablets from Jagotec for five years from the date of first launch of RAYOS/LODOTRA in a major country, as defined in the agreement, which was in April 2009. Thereafter, the agreement automatically renews on a yearly basis until either party provides two years advance written notice of termination. In April 2015, the agreement automatically renewed, and, therefore, the earliest the agreement can expire according to this advance notice procedure is April 15, 2018 and the minimum purchase commitment is in force until April 2018. At June 30, 2015, the minimum purchase commitment based on tablet pricing in effect under the agreement was $3.2 million through April 2018.

In May 2011, the Company entered into a manufacturing and supply agreement with sanofi-aventis U.S., and amended the agreement effective as of September 25, 2013. Pursuant to the agreement, as amended, sanofi-aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from sanofi-aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union member states and Scandinavia. At June 30, 2015, the Company had a binding purchase commitment to sanofi-aventis U.S. for DUEXIS of $2.3 million, which is to be delivered through December 2015.

In July 2013, Vidara and Boehringer Ingelheim entered into an exclusive supply agreement, which the Company assumed as of result of the Vidara Merger. Under the agreement, Boehringer Ingelheim is required to manufacture and supply interferon gamma 1-b (ACTIMMUNE) to the Company. The Company is required to purchase minimum quantities of finished drug product per annum through July 2020. As of June 30, 2015, the minimum binding purchase commitment to Boehringer Ingelheim was $26.2 million (converted using a Dollar-to-Euro rate of 1.11).

In November 2013, the Company entered into a long-term master manufacturing services and product agreement with Patheon Pharmaceuticals Inc. (“Patheon”) pursuant to which Patheon will manufacture VIMOVO for the Company through December 31, 2019. The Company agreed to purchase a specified percentage of VIMOVO requirements for the United States from Patheon. The Company must pay an agreed price for final, packaged VIMOVO supplied by Patheon as set forth in the Patheon manufacturing agreement, subject to adjustments, including certain unilateral adjustments by Patheon, such as annual adjustments for inflation and adjustments to account for certain increases in the cost of components of VIMOVO other than active materials. The Company will issue 12-month forecasts of the volume of VIMOVO that the Company expects to order. The first six months of the forecast will be considered binding firm orders. At June 30, 2015, the Company had a binding purchase commitment with Patheon for VIMOVO of $1.7 million.

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo, the Company and Nuvo, entered into an exclusive supply agreement. Under the supply agreement, Nuvo will manufacture and supply PENNSAID 2% to the Company. The initial term of our supply agreement is through December 31, 2022, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. At least 90 days prior to the first day of each calendar month during the term of the supply agreement, the Company will submit a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities. At June 30, 2015, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $3.2 million.

Royalty Agreements

In connection with an August 2004 development and license agreement with SkyePharma AG (“SkyePharma”) and Jagotec, a wholly-owned subsidiary of SkyePharma, regarding certain proprietary technology and know-how owned by SkyePharma, Jagotec is entitled to receive a single digit percentage royalty on net sales of RAYOS/LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the net sales of RAYOS/LODOTRA, such as license fees, lump sum and milestone payments.

Under a license agreement with Pozen, the Company is required to pay Pozen a flat 10% royalty on net sales of VIMOVO and such other products sold by the Company, its affiliates or sublicensees during the royalty term, subject to minimum annual royalty obligations of $7.5 million, which minimum royalty obligations will continue for each year during which one of Pozen’s patents covers such products in the United States and there are no competing products in the United States. The royalty rate may be reduced to a mid-single digit royalty rate as a result of loss of market share to competing products. The Company’s obligation to pay royalties to Pozen will expire upon the later of (a) expiration of the last-to-expire of certain patents covering such products in the United States, and (b) ten years after the first commercial sale of such products in the United States.

Under a license agreement with Genentech, which was the original developer of ACTIMMUNE, the Company is or was obligated to pay royalties to Genentech on its net sales of ACTIMMUNE as follows:

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

Under the terms of an agreement with Connetics Corporation (which was the predecessor parent company to InterMune and is now part of GlaxoSmithKline) (“Connetics”), the Company is obligated to pay royalties to Connetics on the Company’s net sales of ACTIMMUNE as follows:

•

0.25% of net sales of ACTIMMUNE, rising to 0.5% once cumulative net sales of ACTIMMUNE in the United States surpass $1.0 billion; and in the event the Company develops and receives regulatory approval for ACTIMMUNE in the indication of scleroderma, the Company will be obligated to pay a royalty of 4% on all net sales of ACTIMMUNE recorded for use in that indication.

Under the terms of a collaboration agreement and asset purchase agreement with Ucyclyd, the Company is obligated to pay royalties to Ucyclyd on the Company’s net sales as follows:

•	Tiered mid to high single digit royalties on global net sales of RAVICTI.

•	Tiered mid to high single digit royalties on net sales in the United States of BUPHENYL to urea cycle disorder patients outside of the FDA-approved labeled age range for RAVICTI.

The Company also licenses patented technology from Brusilow related to RAVICTI, and is obliged to pay royalties to Brusilow as follows:

•	Low-single digit royalties on net sales of RAVICTI through 2025.

The royalty obligations for VIMOVO, ACTIMMUNE, RAVICTI and BUPHENYL are included in accrued royalties on the Company’s condensed consolidated balance sheets.

Royalty expense recognized in cost of goods sold for the three months ended June 30, 2015 and 2014 was $4.0 million and $0.4 million, respectively, and for the six months ended June 30, 2015 and 2014 was $7.0 million and $0.7 million, respectively.

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

NOTE 14 – LEGAL PROCEEDINGS

On July 15, 2013, the Company received a Paragraph IV Patent Certification from Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc. (“Watson”), advising that Watson had filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised the Company as to the timing or status of the FDA’s review of its filing. On August 26, 2013, the Company, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Watson, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc. (collectively “WLF”) seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124 and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The Company and Jagotec have granted WLF a covenant not to sue with respect to US Patent Nos. 6,677,326 and 8,168,218, respectively, and accordingly these patents have been dismissed from the lawsuit. The court held a claim construction hearing on October 16, 2014, and issued its opinion and order on claim construction on November 10, 2014, adopting our proposed construction of both of the disputed claim terms. The court has set the pretrial conference for September 10, 2015. The trial date will be set following the pretrial conference.

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

On May 6, 2015, the Company entered into a settlement and license agreement (the “Perrigo settlement agreement”) with Perrigo Company plc and its subsidiary Paddock (collectively, “Perrigo”), relating to the Company’s on-going patent infringement litigation. The Perrigo settlement agreement provides for a full settlement and release by both the Company and Perrigo of all claims that were or could have been asserted in the litigation and that arise out of the issues that were the subject of the litigation or Perrigo’s generic version of PENNSAID 2%.

Under the Perrigo settlement agreement, the Company granted Perrigo a non-exclusive license to manufacture and commercialize Perrigo’s generic version of PENNSAID 2% in the United States after the license effective date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Perrigo’s generic version of PENNSAID 2% during certain limited periods prior to the license effective date.

Under the Perrigo settlement agreement, the license effective date is January 10, 2029; however, Perrigo may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of any other third party PENNSAID 2% patent litigation, the entry of other third party generic versions of PENNSAID 2% or certain substantial reductions in the Company’s PENNSAID 2% shipments over specified periods of time.

Under the Perrigo settlement agreement, the Company also agreed not to sue or assert any claim against Perrigo for infringement of any patent or patent application owned or controlled by the Company during the term of the Perrigo settlement agreement based on the manufacture, use, sale, offer for sale, or importation of Perrigo’s generic version of PENNSAID 2% in the United States.

In certain circumstances following the entry of other third party generic versions of PENNSAID 2%, the Company may be required to supply Perrigo PENNSAID 2% as its authorized distributor of generic PENNSAID 2%, with the Company receiving specified percentages of any net sales by Perrigo. The Company also agreed that if it enters into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, the Company will amend the Perrigo settlement agreement to provide Perrigo with terms that are no less favorable than those provided to the other parties.

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

The VIMOVO cases were filed on April 21, 2011, July 25, 2011, October 28, 2011, January 4, 2013, May 10, 2013, June 28, 2013, October 23, 2013 and May 13, 2015 and collectively include allegations of infringement of U.S. Patent Nos. 6,926,907, 8,557,285, 8,852,636, and 8,858,996. On June 18, 2015, the Company amended the complaints to add a charge of infringement of U.S. Patent No. 8,865,190. The Company understands the cases arise from Paragraph IV Notice Letters providing notice of the filing of ANDAs with the FDA seeking regulatory approval to market generic versions of VIMOVO before the expiration of the patents-in-suit. The Company understands the Dr. Reddy’s notice letters were dated March 11, 2011, November 20, 2012 and April 20, 2015; the Lupin notice letters were dated June 10, 2011 and March 12, 2014; the Mylan notice letters were dated May 16, 2013 and February 9, 2015; the Actavis notice letters were dated March 29, 2013 and November 5, 2013; and the Anchen notice letter was dated September 16, 2011. The court has issued a claims construction order and has set a pretrial schedule but has not yet set a trial date.

On February 24, 2015, Dr. Reddy’s Laboratories, Inc. filed a Petition for Inter Partes Review (“IPR”) of U.S. Patent No. 8,557,285, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On May 21, 2015, the Coalition for Affordable Drugs VII LLC filed a Petition for IPR of U.S. Patent No. 6,926,907, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On June 5, 2015, the Coalition for Affordable Drugs VII LLC filed another Petition for IPR of U.S. Patent No. 8,858,996, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

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

The Company received from IGI Laboratories, Inc. (“IGI”) a Paragraph IV Patent Certification dated March 24, 2015 against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 advising that IGI had filed an ANDA with the FDA for a generic version of PENNSAID 2%. IGI has not advised the Company as to the timing or status of the FDA’s review of its filing. On May 21, 2015, the Company filed suit in the United States District Court for the District of New Jersey against IGI seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that IGI has infringed U.S.

Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of IGI’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the IGI action.

The Company received from Amneal Pharmaceuticals LLC (“Amneal”) a Paragraph IV Patent Certification dated April 2, 2015 against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 advising that Amneal had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Amneal has not advised the Company as to the timing or status of the FDA’s review of its filing. On May 15, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Amneal seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Amneal has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Amneal’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Amneal action.

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

On August 3, 2015, the Company filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, naming as defendants Depomed and the members of its board of directors (the “Depomed Board”), Vicente J. Anido, Jr., Karen A. Dawes, Louis J. Lavigne, Jr., Samuel R. Saks, James A. Schoeneck, Peter D. Staple and David B. Zenoff. The lawsuit alleges that the adoption by the Depomed Board of the Rights Agreement dated as of July 12, 2015 between Depomed and Continental Stock Transfer & Trust Company, as Rights Agent (the “Depomed Rights Agreement”), and Sections 2(b), 2(c), 2(d), and 5(d) of Depomed’s Amended and Restated Bylaws, effective July 12, 2015 (the “Depomed Bylaws”), violates the General Corporation Law of the California Corporations Code, constitutes ultra vires acts and breaches the fiduciary duties of the members of the Depomed Board. The lawsuit seeks, among other things, an order (i) declaring that the Depomed Rights Agreement and Sections 2(b), 2(c), and 2(d) of the Depomed Bylaws are invalid under California law, (ii) declaring that the members of the Depomed Board breached their fiduciary duties by enacting the Depomed Rights Agreement and Sections 2(b), 2(c), 2(d), and 5(d) of the Depomed Bylaws, (iii) enjoining the members of the Depomed Board from relying on, implementing, applying or enforcing either the Depomed Rights Agreement or Sections 2(b), 2(c), 2(d), or 5(d) of the Depomed Bylaws, (iv) enjoining the members of the Depomed Board from taking any improper action designed to impede, or which has the effect of impeding, the Company’s proposal to acquire Depomed in an all-stock transaction or the Company’s efforts to acquire control of Depomed and (v) compelling the members of the Depomed Board to redeem the Depomed Rights Agreement or to render it inapplicable to the Company.

Also on August 3, 2015, Depomed filed a complaint against the Company in the Superior Court of the State of California, County of Santa Clara, alleging that, in connection with the Company’s bid to acquire Depomed, the Company used confidential and proprietary information related to Depomed’s product NUCYNTA®. The lawsuit seeks an injunction to prevent the Company’s alleged use of confidential and trade secret data of Depomed and allegedly false and misleading statements in connection with the Company’s proposed acquisition of Depomed. The Company believes these allegations are without merit and intends to defend itself vigorously.

NOTE 15 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
2023 Senior Notes	$475,000	—
2015 Term Loan Facility	400,000	—
Exchangeable Senior Notes	400,000	—
2014 Term Loan Facility	—	300,000
Convertible Senior Notes	—	60,985
Debt discount	(138,102)	(15,482)

Total long-term debt	1,136,898	345,503
Less: current maturities	4,000	48,334

Long-term debt, net of current maturities	$1,132,898	$297,169

2023 Senior Notes

On April 29, 2015, Horizon Financing, a wholly-owned subsidiary of the Company, completed a private placement of $475.0 million aggregate principal amount of the 2023 Senior Notes, to certain investment banks acting as initial purchasers who subsequently resold the 2023 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions to non-U.S. persons in reliance on Regulation S under the Securities Act.

In connection with the closing of the Hyperion acquisition on May 7, 2015, Horizon Financing merged with and into HPI and, as a result, the 2023 Senior Notes became HPI’s general unsecured senior obligations and the Company and all of the Company’s direct and indirect subsidiaries that are guarantors under the 2015 Senior Secured Credit Facility (discussed below) fully and unconditionally guaranteed on a senior unsecured basis HPI’s obligations under the 2023 Senior Notes.

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

2015 Senior Secured Credit Facility

On May 7, 2015, HPI, the Company and certain of its subsidiaries entered into a credit agreement with Citibank, N.A., as administrative and collateral agent, and the lenders from time to time party thereto providing for (i) the six-year $400.0 million 2015 Term Loan Facility; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder (the “2015 Senior Secured Credit Facility”). The initial borrower under the 2015 Term Loan Facility is HPI. The credit agreement allows for the Company and certain other subsidiaries of the Company to become borrowers under the accordion or refinancing facilities. Loans under the 2015 Term Loan Facility bear interest, at each borrower’s option, at a rate equal to either the London Inter-Bank Offer Rate (“LIBOR”), plus an applicable margin of 3.5% per year (subject to a 1.0% LIBOR floor), or the adjusted base rate plus 2.5%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus  1/2 of 1%, and (d) 2%. We borrowed the full $400.0 million available under the 2015 Term Loan Facility on May 7, 2015 as a LIBOR-based borrowing.

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

The Company used the net proceeds from the 2015 Offering, the offering of the 2023 Senior Notes, borrowings under the 2015 Term Loan Facility and existing cash to fund its acquisition of Hyperion, repay the outstanding amounts under the 2014 Term Loan Facility, and pay any prepayment premiums, fees and expenses in connection with the foregoing.

Exchangeable Senior Notes

On March 13, 2015, Horizon Pharma Investment Limited (“Horizon Investment”), a wholly-owned subsidiary of the Company, completed a private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) to several investment banks acting as initial purchasers who subsequently resold the Exchangeable Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act. The net proceeds from the offering of the Exchangeable Senior Notes were approximately $387.2 million, after deducting the initial purchasers’ discount and offering expenses payable by Horizon Investment.

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

The Company recorded the Exchangeable Senior Notes under the guidance in Topic ASC 470-20, Debt with Conversion and Other Options, and separated them into a liability component and equity component. The carrying amount of the liability component of $268.9 million was determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component of $119.1 million represented by the embedded conversion option was determined by deducting the fair value of the liability component of $268.9 million from the initial proceeds of $387.2 million ascribed to the convertible debt instrument as a whole. The initial debt discount of $131.1 million is being charged to interest expense ratably over the life of the Exchangeable Senior Notes.

2014 Senior Secured Credit Facility

On June 17, 2014, the Company entered into a credit agreement with a group of lenders and Citibank, N.A., as administrative and collateral agent to provide the Company with $300.0 million in financing through a five-year senior secured credit facility (the “2014 Senior Secured Credit Facility”). The 2014 Senior Secured Credit Facility provided for (i) the committed five-year $300.0 million 2014 Term Loan Facility with a portion of the proceeds used to effect the Vidara Merger and to pay fees and expenses in connection therewith, and with the balance being used for general corporate purposes; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The initial borrower under the 2014 Term Loan Facility was U.S. HoldCo (renamed Horizon Pharma Holdings USA, Inc.). The credit agreement allowed for the Company and other subsidiaries of the Company to become borrowers under the accordion facility. Loans under the 2014 Term Loan Facility bore interest, at each borrower’s option, at a rate equal to either the LIBOR, plus an applicable margin of 8.0% per year (subject to a 1.0% LIBOR floor), or the prime lending rate, plus an applicable margin equal to 7.0% per year. The Company borrowed the full $300.0 million available on the 2014 Term Loan Facility on September 19, 2014 as a LIBOR-based borrowing. The Company paid a ticking fee to the applicable lenders of $3.2 million covering the period beginning on the date that was 31 days following the effective date of the 2014 Senior Secured Credit Facility and continued through the closing of the Vidara Merger.

On May 7, 2015, the Company repaid the entire $300 million outstanding amount under the 2014 Senior Secured Credit Facility in connection with the closing of the Hyperion acquisition and recognized a $56.8 million loss on debt extinguishment as a result of the early repayment.

Convertible Senior Notes

On November 22, 2013, the Company issued $150.0 million aggregate principal amount of Convertible Senior Notes and received net proceeds of $143.6 million, after deducting fees and expenses of $6.4 million.

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

The derivative liability was subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. On June 27, 2014, HPI’s stockholders approved the issuance of shares of HPI’s common stock in excess of 13,164,951 shares upon conversion of the Convertible Senior Notes. As such, on the date of approval, the derivative liability was re-measured to a final fair value and the entire fair value of the derivative liability of $324.4 million was reclassified to additional paid-in capital. During the six months ended June 30, 2014 and for the year ended December 31, 2014, the Company recorded a $215.0 million loss and a $215.0 million loss, respectively, in its results of operations from re-measurement of the derivative liability.

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

From March to June 2015, the Company entered into separate, privately-negotiated conversion agreements with certain holders of the Convertible Senior Notes which were on substantially the same terms as prior conversion agreements entered into by the Company. Under the March to June 2015 conversion agreements, the applicable holders agreed to convert an aggregate principal amount of $61.0 million of Convertible Senior Notes held by them and the Company agreed to settle such conversions by issuing an aggregate of 11,368,921 ordinary shares. In addition, pursuant to such conversion agreements, the Company made an aggregate cash payment of $10.0 million to the applicable holders for additional exchange consideration and $0.9 million for accrued and unpaid interest, and recognized a non-cash charge of $10.1 million related to the extinguishment of debt as a result of the note conversions. Following the closings under the March to June 2015 conversion agreements, there were no Convertible Senior Notes remaining outstanding.

NOTE 16 – SHAREHOLDERS’ EQUITY

On April 21, 2015, the Company closed the 2015 Offering of 17,652,500 of its ordinary shares at a price to the public of $28.25 per share. The net proceeds to the Company from the 2015 Offering were approximately $475.6 million, after deducting underwriting discounts and other offering expenses payable by the Company.

During the six months ended June 30, 2015, the Company issued an aggregate of 3,234,779 ordinary shares upon the cash exercise of warrants and the Company received proceeds of $14.7 million representing the aggregate exercise price for such warrants. In addition, warrants to purchase an aggregate of 1,073,693 ordinary shares of the Company were exercised in cashless exercises, resulting in the issuance of 872,253 ordinary shares. As of June 30, 2015, there were outstanding warrants to purchase 2,386,460 ordinary shares of the Company.

During the six months ended June 30, 2015, the Company issued an aggregate of 576,705 ordinary shares in connection with the exercise of stock options and received $3.9 million in proceeds.

During the six months ended June 30, 2015, in connection with the Convertible Senior Notes conversions, the Company issued an aggregate of 11,368,921 ordinary shares.

During the six months ended June 30, 2015, the Company issued an aggregate of 375,990 ordinary shares pursuant to employee stock purchase plans and received $1.5 million in proceeds.

During the six months ended June 30, 2015, the Company issued an aggregate of 227,923 ordinary shares in net settlement of vested restricted stock units.

NOTE 17 – SHARE-BASED INCENTIVE PLANS

Employee Stock Purchase Plans

2011 Employee Stock Purchase Plan. In July 2010, HPI’s board of directors adopted the 2011 Employee Stock Purchase Plan (the “2011 ESPP”). In June 2011, HPI’s stockholders approved the 2011 ESPP, and it became effective upon the signing of the underwriting agreement related to HPI’s initial public offering in July 2011. Upon consummation of the Vidara Merger, the Company assumed the 2011 ESPP, and upon the effectiveness of the 2014 ESPP, no additional offerings were or will be commenced and no additional purchase rights were or will be granted under the 2011 ESPP, although all purchase rights outstanding under any offering that commenced under the 2011 ESPP prior to the Vidara Merger remain outstanding pursuant to their existing terms.

2014 Employee Stock Purchase Plan. On May 17, 2014, HPI’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). On September 18, 2014, at a special meeting of the stockholders of HPI (the “Special Meeting”), HPI’s stockholders approved the 2014 ESPP. Upon consummation of the Vidara Merger, the Company assumed the 2014 ESPP, which serves as the successor to the 2011 ESPP.

As of June 30, 2015, an aggregate of 9,553,346 ordinary shares were authorized and available for future issuance under the 2014 ESPP.

Share-Based Compensation Plans

2005 Stock Plan. In October 2005, HPI adopted the 2005 Stock Plan (the “2005 Plan”). Upon the signing of the underwriting agreement related to HPI’s initial public offering, on July 28, 2011, no further option grants were made under the 2005 Plan. All stock awards granted under the 2005 Plan prior to July 28, 2011 continue to be governed by the terms of the 2005 Plan. Upon consummation of the Vidara Merger, the Company assumed the 2005 Plan.

2011 Equity Incentive Plan. In July 2010, HPI’s board of directors adopted the 2011 Equity Incentive Plan (the “2011 EIP”). In June 2011, HPI’s stockholders approved the 2011 EIP, and it became effective upon the signing of the underwriting agreement related to HPI’s initial public offering on July 28, 2011. Upon consummation of the Vidara Merger, the Company assumed the 2011 EIP, and upon the effectiveness of the Horizon Pharma Public Limited Company 2014 Equity Incentive Plan (the “2014 EIP”), no additional stock awards were or will be made under the 2011 Plan, although all outstanding stock awards granted under the 2011 Plan continue to be governed by the terms of the 2011 Plan.

2014 Equity Incentive Plan and 2014 Non-Employee Equity Incentive Plan. On May 17, 2014, HPI’s board of directors adopted the 2014 EIP and the Horizon Pharma Public Limited Company 2014 Non-Employee Equity Plan (the “2014 Non-Employee Equity Plan”). At the Special Meeting, HPI’s stockholders approved the 2014 EIP and 2014 Non-Employee Equity Plan. Upon consummation of the Vidara Merger, the Company assumed the 2014 EIP and 2014 Non-Employee Equity Plan, which serve as successors to the 2011 EIP.

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

As of June 30, 2015, an aggregate of 5,223,993 and 2,284,257 ordinary shares were authorized and available for future grants under the 2014 EIP and 2014 Non-Employee Equity Plan, respectively.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	7,027,683	$8.95
Granted	7,269,388	$23.53
Exercised	(576,705)	$6.77
Forfeited	(324,147)	$11.03

Outstanding as of June 30, 2015	13,396,219	$16.91	8.82 years	$121,023

Exercisable as of June 30, 2015	3,125,126	$9.05	6.48 years	$46,915

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s share price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the six months ended June 30, 2015 and 2014, and assumptions used to value stock options, are as follows:

	For the Six Months Ended June 30,
	2015	2014
Dividend yield	—	—
Risk-free interest rate	1.58%	0.9%
Weighted average volatility	77.2%	73.7%
Expected life (in years)	6.0	6.1
Weighted average grant date fair value per share of options granted	$15.84	$10.25

Dividend yield

The Company has never paid dividends and does not anticipate paying any dividends in the near future. Additionally, the 2015 Senior Secured Credit Facility (described in Note 15 above) contains covenants that restrict the Company from issuing dividends.

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

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2015:

	Number of Units	Weighted Average Grant-Date Fair Value Per Units
Outstanding as of December 31, 2014	1,593,502	$8.60
Granted	2,037,048	$22.58
Vested	(337,700)	$7.69
Forfeited	(19,900)	$11.57

Outstanding as of June 30, 2015	3,272,950	$17.38

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the six months ended June 30, 2015:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2014	25,000	$12.36	N/A	N/A
Granted	11,868,000	$14.59	14.8%	$12.43
Vested	—	N/A	N/A	N/A
Forfeited	—	N/A	N/A	N/A

Outstanding as of June 30, 2015	11,893,000

In March 2015, the compensation committee of the Company’s board of directors (the “Committee”) approved the grant of 10,604,000 PSUs to certain members of the Company’s executive committee, senior leadership team and other key employees. 7,998,000 of these PSUs were granted subject to shareholder approval of certain amendments of the 2014 EIP, which occurred on May 6, 2015. In May 2015, the Committee granted 1,264,000 PSUs to new or promoted key employees.

The PSUs will vest if the Company’s total compounded annual shareholder rate of return (“TSR”) over three performance measurement periods summarized below equals or exceeds a minimum of 15%.

Vesting Tranche	Percent of Total PSU Award	Beginning of Performance Measurement Period	End of Performance Measurement Period	Length of Performance Measurement Period (Years)
Tranche One	33.3%	March 23, 2015	December 22, 2017	2.75
Tranche Two	33.3%	March 23, 2015	March 22, 2018	3.00
Tranche Three	33.3%	March 23, 2015	June 22, 2018	3.25

The PSUs will vest in amounts ranging from 25% to 100% based on the achievement of the following TSR over the three performance periods:

TSR Achieved	Vesting Amount
15%	25%
30%	50%
45%	75%
60%	100%

The TSR will be based on the volume weighted average trading price (“VWAP”) of the Company’s ordinary shares over the 20 trading days ending on the last day of each of the three performance measurement periods versus the VWAP of the Company’s ordinary shares over the 20 trading days ended March 23, 2015 of $21.50. The PSUs are subject to a post vesting holding period of one year for 50% of the PSUs and two years for 50% of the PSUs for executive committee members and one year for 50% of the PSUs for non-executive committee members.

The Company accounts for the PSUs as equity-settled awards in accordance with ASC Topic 718, Compensation–Stock Compensation (“ASC Topic 718”). Because the value of the PSUs is dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the PSUs. As a result, the Monte Carlo model is applied. The average estimated fair value of each PSU is as follows:

	Number of Units	Weighted Average Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Executive committee members	9,072,000	$14.62	17.1%	$12.12
Non-executive members	2,796,000	$14.49	7.3%	$13.43

	11,868,000	$14.59	14.8%	$12.43

For the six months ended June 30, 2015, the Company recorded $11.4 million of expense related to PSUs.

Cash Long-Term Incentive Program

On November 5, 2014, the compensation committee of the Company’s board of directors approved a performance cash long-term incentive program for the members of the Company’s executive committee and executive leadership team, including its executive officers (the “Cash Bonus Program”). Participants in the Cash Bonus Program will be eligible for a specified cash bonus. The Cash Bonus Program pool funding of $16.5 million was determined based on the Company’s actual TSR over the period from November 5, 2014 to May 6, 2015, and the bonus will be earned and payable only if the TSR for the period from November 5, 2014 to November 4, 2017 is greater than 15%. The portion of the total bonus pool payable to individual participants is based on allocations established by the Company’s compensation committee. Participants must remain employed by the Company through November 4, 2017 unless a participant’s earlier departure from employment is due to death, disability, termination without cause or a change in control transaction. Bonus payments under the Cash Bonus Program, if any, will be made after November 4, 2017.

The Company accounts for the Cash Bonus Program under the liability method in accordance with ASC Topic 718, Compensation–Stock Compensation. Because vesting of the bonus pool is dependent upon the attainment of a VWAP of $18.37 or higher over the twenty trading days ending November 4, 2017, the Cash Bonus Program will be considered to be subject to a “market condition” for purposes of ASC Topic 718. ASC Topic 718 requires the impact of the market condition to be considered when estimating the fair value of the bonus pool. As a result, the Monte Carlo simulation model is applied and the fair value is revalued at each reporting period. As of June 30, 2015 and December 31, 2014, the estimated fair value was $8.9 million and $1.6 million, respectively. For the six months ended June 30, 2015, the Company recorded $1.9 million of expense related to the Cash Bonus Program. The most significant valuation assumptions used as of June 30, 2015 include:

•	Valuation Date Stock Price - $34.74.

•

Expected Volatility - The expected volatility assumption of 67.18% is based on the Company’s historical volatility over the 2.35 year period ending June 30, 2015, based upon daily stock price observations.

•	Risk Free Rate - 0.77%, which is based upon the yield on U.S. Treasury Separate Trading of Registered Interest and Principal Securities with a remaining term of 2.35 years as of June 30, 2015.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014 (in thousands):

	For the Six Months Ended June 30,
	2015	2014
Share-based compensation expense:
Research and development	$2,670	$798
Sales and marketing	8,536	1,624
General and administrative	20,133	3,665

Total share-based compensation expense	$31,339	$6,087

No material income tax benefit has been recognized relating to share-based compensation expense and no tax benefits have been realized from exercised stock options, due to the Company’s net loss position. As of June 30, 2015, the Company estimates that pre-tax unrecognized compensation expense of $319.4 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the second quarter of 2019. The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

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

The following table presents the (benefit) expense for income taxes for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net loss before (benefit) expense for income taxes	$(128,866)	$(26,889)	$(146,506)	$(234,244)
(Benefit) expense for income taxes	(160,680)	880	(158,767)	(225)

Net income (loss)	$31,814	$(27,769)	$12,261	$(234,019)

During the six months ended June 30, 2015, the Company recorded a benefit for income taxes of $158.8 million compared to an income tax benefit of $0.2 million during the six months ended June 30, 2014. The increase in income tax benefit during the six months ended June 30, 2015 was primarily attributable to the release in valuation allowance in the United States due to the recognition of significant deferred tax liabilities as a result of the Hyperion acquisition as well as the ability to recognize a tax benefit for the Company’s U.S. tax consolidation group losses projected to be incurred during 2015.

Deferred tax assets and liabilities arise from acquisition accounting adjustments where book values of certain assets and liabilities differ from their tax bases. Deferred tax assets and liabilities are recorded at the currently enacted rates which will be in effect at the time when the temporary differences are expected to reverse in the country where the underlying assets and liabilities are located. Hyperion’s developed technology as of the acquisition date was located primarily in the United States where a U.S. tax rate of 39% is being utilized and a significant deferred tax liability is recorded. Upon consummation of the Hyperion acquisition, Hyperion became a member of the Company’s U.S. tax consolidation group. As such, its tax assets and liabilities were considered in determining the appropriate amount (if any) of valuation allowance that should be recognized in assessing the realizability of the group’s deferred tax assets. The Hyperion acquisition adjustments resulted in the recognition of significant net deferred tax liabilities. Per ASC 740, future reversals of existing taxable temporary differences provide objectively verifiable evidence that should be considered as a source of taxable income to realize a tax benefit for deductible temporary differences and carryforwards. Generally, the existence of sufficient taxable temporary differences will enable the use of the tax benefit of existing deferred tax assets. As of the first quarter of 2015, the Company had a significant U.S. federal and state valuation allowance. This valuation allowance was released in the second quarter of 2015 to reflect the recognition of Hyperion’s deferred tax liabilities that will provide taxable temporary differences that will be realized within the carryforward period of the Company’s U.S. tax consolidation group’s available net operating losses and other deferred tax assets. Accordingly, the Company recorded an income tax benefit of $105.1 million in the second quarter of 2015 relating to the release of an existing U.S. federal and state valuation allowance.

NOTE 19 – SUBSEQUENT EVENTS

On July 7, 2015, the Company announced its original proposal to acquire all of the outstanding shares of common stock of Depomed, Inc. (“Depomed”) for a per share consideration of $29.25 in an all-stock, tax-free transaction valued at approximately $3.0 billion. The Company’s original proposal represented a premium of 42% to the closing price of Depomed on July 6, 2015. Subsequently, on July 21, 2015, the Company increased the value of its all-stock proposal to acquire all of the outstanding shares of common stock of Depomed to $33.00 per share, contingent on Depomed entering into good faith discussions regarding a transaction.

From July 9, 2015 through August 3, 2015, the Company purchased 750,000 shares of the common stock of Depomed, representing approximately 1.25% of the outstanding shares of Depomed’s common stock. The shares were acquired at a cost of approximately $24.4 million.

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

MERGER WITH VIDARA

On September 19, 2014, the businesses of Horizon Pharma, Inc., or HPI, and Vidara Therapeutics International Public Limited Company, or Vidara, were combined in a merger transaction, or the Vidara Merger, accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with HPI treated as the acquiring company in the Vidara Merger for accounting purposes. As part of the Vidara Merger, a wholly-owned subsidiary of Vidara merged with and into HPI, with HPI surviving the Vidara Merger as a wholly-owned subsidiary of Vidara. Prior to the Vidara Merger, Vidara changed its name to Horizon Pharma plc, or New Horizon. Upon the consummation of the Vidara Merger, the historical financial statements of HPI became our historical financial statements. Accordingly, the historical financial statements of HPI are included in the comparative prior periods.

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “New Horizon”, “we”, “us” and “our” refer to Horizon Pharma plc and its consolidated subsidiaries, including its predecessor, HPI. All references to “Vidara” are references to Horizon Pharma plc (formerly known as Vidara Therapeutics International Public Limited Company) and its consolidated subsidiaries prior to the effective time of the Vidara Merger on September 19, 2014. The disclosures in this report relating to the pre-Vidara Merger business of Horizon Pharma plc, unless noted as being the business of Vidara prior to the Vidara Merger, pertain to the business of HPI prior to the Vidara Merger.

OUR BUSINESS

We are a biopharmaceutical company focused on improving patients’ lives by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. We market seven medicines through our orphan, primary care and specialty business units. Our U.S. marketed products are ACTIMMUNE® (interferon gamma-1b), BUPHENYL® (sodium phenylbutyrate) Tablets and Powder, DUEXIS® (ibuprofen/famotidine), PENNSAID® (diclofenac sodium topical solution) 2% w/w, RAVICTI® (glycerol phenylbutyrate) Oral liquid, RAYOS® (prednisone) delayed-release tablets and VIMOVO® (naproxen/esomeprazole). BUPHENYL is also currently marketed under the name AMMONAPS® in various territories outside the United States by third-party distributors. We developed DUEXIS and RAYOS, known as LODOTRA® outside the United States, acquired the U.S. rights to VIMOVO from AstraZeneca AB, or AstraZeneca, in November 2013, acquired the U.S. rights to ACTIMMUNE as a result of the Vidara Merger, acquired the U.S. rights to PENNSAID 2% from Nuvo Research Inc., or Nuvo, in October 2014 and acquired RAVICTI and BUPHENYL as a result of the recent acquisition of Hyperion Therapeutics, Inc., or Hyperion.

We market our products in the United States through our field sales force of approximately 384 representatives. Our strategy is to utilize the commercial strength and infrastructure we have established in creating a fully-integrated global biopharmaceutical company to continue the successful commercialization of our existing product portfolio while expanding and leveraging these capabilities further through the acquisition of biopharmaceutical products and companies.

On May 7, 2015, we completed our acquisition of Hyperion, in which we acquired all of the issued and outstanding shares of Hyperion’s common stock for $46.00 per share in cash or approximately $1.1 billion on a fully-diluted basis. The acquisition expanded our product portfolio by adding two orphan disease products, RAVICTI and BUPHENYL.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2015 and 2014

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

	For the Three Months Ended June 30,		Increase /
	2015	2014	(Decrease)
	(in thousands)
Net sales	$172,821	$66,062	$106,759
Cost of goods sold	61,826	24,810	37,016

Gross profit	110,995	41,252	69,743

Operating expenses:
Research and development	8,922	3,545	5,377
Sales and marketing	58,056	27,126	30,930
General and administrative	77,190	17,681	59,509

Total operating expenses	144,168	48,352	95,816

Operating loss	(33,173)	(7,100)	(26,073)
Other expense, net:
Interest expense, net	(19,448)	(4,207)	(15,241)
Foreign exchange loss	(87)	(284)	197
Loss on derivative fair value	—	(10,965)	10,965
Loss on induced conversion and debt extinguishment	(67,080)	—	(67,080)
Other expense	(9,078)	(4,333)	(4,745)

	(95,693)	(19,789)	(75,904)

Loss before income taxes	(128,866)	(26,889)	(101,977)
(Benefit) expense for income taxes	(160,680)	880	(161,560)

Net income (loss)	$31,814	$(27,769)	$59,583

Net sales. Net sales increased $106.8 million, or 161%, to $172.8 million during the three months ended June 30, 2015, from $66.1 million during the three months ended June 30, 2014.

The following table reflects the components of net sales for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change	Change
	2015	2014	$	%
	(in thousands)
DUEXIS	$44,205	$17,789	$26,416	148%
VIMOVO	39,805	42,409	(2,604)	(6%)
ACTIMMUNE	25,835	—	25,835	*
PENNSAID 2%	29,431	—	29,431	*
RAVICTI	18,993	—	18,993	*
RAYOS	10,316	3,939	6,377	162%
BUPHENYL	3,860	—	3,860	*
LODOTRA	376	1,925	(1,549)	(80%)

Total Net Sales	$172,821	$66,062	$106,759	161%

*	Percentage change is not meaningful.

The increase in net sales during the three months ended June 30, 2015 was primarily due to our recognition of ACTIMMUNE sales following the Vidara Merger in September 2014, BUPHENYL and RAVICTI sales following the acquisition of Hyperion in May 2015 and PENNSAID 2% sales following our acquisition of the U.S. rights to PENNSAID 2% from Nuvo in October 2014, as well as growth in net sales of DUEXIS.

DUEXIS. Net sales increased $26.4 million, or 148%, to $44.2 million during the three months ended June 30, 2015, from $17.8 million during the three months ended June 30, 2014. DUEXIS net sales increased $14.5 million as the result of prescription volume growth driven by the expansion of our field sales force and the continued rollout of our Prescriptions-Made-Easy, or PME program, and increased $11.9 million due to higher net pricing resulting from price increases totaling 75% since the second quarter of 2014.

VIMOVO. Net sales decreased $2.6 million to $39.8 million during the three months ended June 30, 2015, from $42.4 million during the three months ended June 30, 2014. VIMOVO net sales decreased approximately $8.1 million due to lower net pricing, offset by $5.5 million resulting from prescription volume growth. While we have increased the price for VIMOVO by 75% since the second quarter of 2014, it was offset by additional patient co-pay reimbursements due to successful PME adoption by physicians.

The difference in sales growth for DUEXIS and a sales decrease for VIMOVO is due to DUEXIS already having a high PME penetration and also higher discount and rebate allowances in 2014.

ACTIMMUNE. Net sales were $25.8 million during the three months ended June 30, 2015. We began recognizing ACTIMMUNE sales following the closing of the Vidara Merger in September 2014.

PENNSAID 2%. Net sales were $29.4 million during the three months ended June 30, 2015. We began recognizing PENNSAID 2% sales in January 2015 following our acquisition of the U.S. rights to PENNSAID 2% from Nuvo in October 2014.

RAVICTI. Net sales were $19.0 million during the three months ended June 30, 2015. We began recognizing RAVICTI sales following the acquisition of Hyperion in May 2015.

RAYOS. Net sales increased $6.4 million, or 162%, to $10.3 million during the three months ended June 30, 2015, from $3.9 million during the three months ended June 30, 2014. $0.7 million of the increase in RAYOS net sales was the result of net price increases and $5.7 million was due to prescription volume growth.

BUPHENYL. Net sales were $3.9 million during the three months ended June 30, 2015. We began recognizing BUPHENYL sales following the acquisition of Hyperion in May 2015.

LODOTRA. Net sales decreased $1.5 million, or 80%, to $0.4 million during the three months ended June 30, 2015, from $1.9 million during the three months ended June 30, 2014. The decrease was primarily the result of fewer product shipments to our European distribution partner, Mundipharma International Corporation Limited or Mundipharma. LODOTRA sales to Mundipharma occur at the time we ship product based on Mundipharma’s estimated requirement. Accordingly, LODOTRA sales are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

Cost of Goods Sold. Cost of goods sold increased $37.0 million to $61.8 million during the three months ended June 30, 2015, from $24.8 million during the three months ended June 30, 2014. As a percentage of net sales, cost of goods sold was 35.8% during the three months ended June 30, 2015 compared to 37.6% during the three months ended June 30, 2014. The increase in cost of goods sold was primarily attributable to an increase in intangible amortization expense of $26.6 million, a $4.9 million increase in product costs associated with higher sales, $3.3 million of inventory step up amortization in the three months ended June 30, 2015 relating to RAVICITI and BUPHENYL, a $1.2 million increase in charges relating to the remeasurement of contingent royalty liabilities, and higher royalty accretion expense of $1.0 million.

The increase in intangible amortization of $26.6 million during the three months ended June 30, 2015 compared to the prior year period was primarily due to intangible amortization expense of $13.7 million in relation to RAVICTI (acquired in May 2015), $10.8 million relating to ACTIMMUNE developed technology (acquired in September 2014) and $1.9 million relating to PENNSAID 2% (acquired in December 2014).

Research and Development Expenses. Research and development expenses increased $5.4 million to $8.9 million during the three months ended June 30, 2015, from $3.5 million during the three months ended June 30, 2014. The increase in research and development expenses during the three months ended June 30, 2015 was primarily associated with $3.3 million in research and development expenses for ACTIMMUNE, BUPHENYL and RAVICTI. This included $0.7 million of research and development in relation to the Phase 3 trial for Friedrich’s Ataxia, or FA. Research and development expenses related to DUEXIS and VIMOVO increased during the three months ended June 30, 2015, by $2.0 million.

Sales and Marketing Expenses. Sales and marketing expenses increased $30.9 million to $58.0 million during three months ended June 30, 2015, from $27.1 million during the three months ended June 30, 2014. The increase in sales and marketing expenses was in line with the significant growth in revenue and increase in the number of sales representatives over the same period and was primarily attributable to an increase of $22.0 million in employee costs, including $4.7 million related to share-based compensation, resulting from increased staffing of our field sales force and expanding our PME program team, $4.4 million in higher marketing and commercialization expenses and an increase of $2.0 million in product samples distributed.

General and Administrative Expenses. General and administrative expenses increased $59.5 million to $77.2 million during the three months ended June 30, 2015, from $17.7 million during the three months ended June 30, 2014. We recorded general and administrative expenses of $36.9 million and $0.8 million relating to the Hyperion acquisition and Vidara Merger, respectively, during the three months ended June 30, 2015 compared to $5.8 million in costs for the Vidara Merger during the three months ended June 30, 2014. We also recorded an increase of $14.1 million relating to share-based compensation expense during the three months ended June 30, 2015 compared to the same period of 2014. The remaining increase of $13.5 million in general and administrative expenses related to our growth following the Hyperion acquisition and Vidara Merger.

Interest Expense, Net. Interest expense, net increased $15.2 million to $19.4 million during the three months ended June 30, 2015, from $4.2 million during the three months ended June 30, 2014. The increased interest expense, net was primarily due to higher borrowings under our $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, six-year $400.0 million term loan facility, or the 2015 Term Loan Facility, $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes, and the prior five-year $300.0 million term loan facility, or 2014 Term Loan Facility, as compared to our prior borrowings under our 5.00% Convertible Senior Notes due 2018, or Convertible Senior Notes in 2014. We incurred this additional debt primarily to fund the Vidara Merger in September 2014 and the acquisition of Hyperion in May 2015.

Foreign Exchange Loss. During the three months ended June 30, 2015, we reported a foreign exchange loss of $0.1 million.

Loss on Derivative Revaluation. During the three months ended June 30, 2014, we recorded an $11.0 million non-cash charge related to the increase in the fair value of the embedded derivative associated with our Convertible Senior Notes. The loss on the derivative revaluation was primarily due to an increase in the market value of HPI’s common stock during the period from January 1, 2014 until June 27, 2014, the date HPI’s stockholders approved the issuance of in excess of 13,164,951 shares of HPI’s common stock upon conversion of the Convertible Senior Notes. The derivative liability was re-measured to a final fair value and the entire fair value of the derivative liability of $324.4 million was reclassified to additional paid-in capital. As such, there was no derivative revaluation subsequent to June 2014.

Loss on Induced Conversion and Debt Extinguishment. The loss on induced conversion and debt extinguishment during the three months ended June 30, 2015 of $67.1 million was comprised of $10.2 million related to the induced conversions of Convertible Senior Notes and $56.9 million related to the extinguishment of the 2014 Term Loan Facility. The loss on induced conversions consisted of $4.6 million for cash inducement payments, a $5.3 million charge for the extinguishment of debt and $0.3 million of expenses. The loss on extinguishment of the 2014 Term Loan Facility consisted of a $45.4 million early redemption premium and a $11.5 million charge for the extinguishment of debt.

Other Expense. Other expense during the three months ended June 30, 2015 increased by $4.8 million to $9.1 million, from $4.3 million for the three months ended June 30, 2014. Other expense during the three months ended June 30, 2015 primarily relates to the fees for the Hyperion acquisition financing commitment.

Expense (benefit) for income taxes. During the three months ended June 30, 2015, we recorded an income tax benefit of $160.7 million compared to an income tax expense of $0.9 million during the three months ended June 30, 2014. The recognition of the income tax benefit during the three months ended June 30, 2015 was primarily attributable to the release of $105.1 million in valuation allowances in our U.S. tax consolidation group due to the recognition of significant deferred tax liabilities as a result of the Hyperion acquisition, as well as the ability to recognize a tax benefit based on our U.S. tax consolidation group losses projected to be incurred during 2015.

Comparison of Six Months Ended June 30, 2015 and 2014

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

	For the Six Months Ended June 30,		Increase /
	2015	2014	(Decrease)
	(in thousands)
Net sales	$285,962	$117,988	$167,974
Cost of goods sold	90,679	32,429	58,250

Gross profit	195,283	85,559	109,724

Operating expenses:
Research and development	15,103	6,378	8,725
Sales and marketing	105,119	55,821	49,298
General and administrative	103,470	28,873	74,597

Total operating expenses	223,692	91,072	132,620

Operating loss	(28,409)	(5,513)	(22,896)
Other expense, net:
Interest expense, net	(29,480)	(8,414)	(21,066)
Foreign exchange loss	(924)	(322)	(602)
Loss on derivative fair value	—	(214,995)	214,995
Loss on induced conversion and debt extinguishment	(77,624)	—	(77,624)
Other expense	(10,069)	(5,000)	(5,069)

	(118,097)	(228,731)	110,634

Loss before income taxes	(146,506)	(234,244)	87,738
(Benefit) for income taxes	(158,767)	(225)	(158,542)

Net income (loss)	$12,261	$(234,019)	$246,280

Net sales. Net sales increased $168.0 million, or 142%, to $286.0 million during the six months ended June 30, 2015, from $118.0 million during the six months ended June 30, 2014.

The following table reflects the components of net sales for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Change	Change
	2015	2014	$	%
	(in thousands)
DUEXIS	$73,079	$31,712	$41,367	131%
VIMOVO	72,773	76,416	(3,643)	(5%	)
ACTIMMUNE	50,632	—	50,632	*
PENNSAID 2%	47,691	—	47,691	*
RAVICTI	18,993	—	18,993	*
RAYOS	17,521	7,246	10,275	142%
BUPHENYL	3,860	—	3,860	*
LODOTRA	1,413	2,614	(1,201)	(46%	)

Total Net Sales	$285,962	$117,988	$167,974	142%

*	Percentage change is not meaningful.

The increase in net sales during the six months ended June 30, 2015 was primarily due to our recognition of ACTIMMUNE sales following the Vidara Merger in September 2014, BUPHENYL and RAVICTI sales following the acquisition of Hyperion in May 2015, PENNSAID 2% sales following our acquisition of the U.S. rights to PENNSAID 2% from Nuvo in October 2014 and the growth in net sales of DUEXIS.

DUEXIS. Net sales increased $41.4 million, or 131%, to $73.1 million during the six months ended June 30, 2015, from $31.7 million during the six months ended June 30, 2014. DUEXIS net sales increased $23.0 million as the result of prescription volume growth driven by the expansion of our field sales force and the continued rollout of our PME program, and increased $18.4 million due to price increases totaling 75% since the second quarter of 2014.

VIMOVO. Net sales decreased $3.6 million to $72.8 million during the six months ended June 30, 2015, from $76.4 million during the six months ended June 30, 2014. VIMOVO net sales decreased approximately $10.3 million due to lower net pricing, offset by $6.7 million resulting from prescription volume growth. While we have increased the price for VIMOVO by 75% since the second quarter of 2014, it was offset in part by additional patient co-pay reimbursements due to successful PME adoption by physicians.

The difference in sales growth for DUEXIS and sales decrease for VIMOVO is due to DUEXIS already having a high PME penetration and also higher discount and rebate allowances in 2014.

ACTIMMUNE. Net sales were $50.6 million during the six months ended June 30, 2015. We began recognizing ACTIMMUNE sales following the closing of the Vidara Merger in September 2014.

PENNSAID 2%. Net sales were $47.7 million during the six months ended June 30, 2015. We began recognizing PENNSAID 2% sales in January 2015 following our acquisition of the U.S. rights to PENNSAID 2% from Nuvo in October 2014.

RAVICTI. Net sales were $19.0 million during the six months ended June 30, 2015. We began recognizing RAVICTI sales following the acquisition of Hyperion in May 2015.

RAYOS. Net sales increased $10.3 million, or 142%, to $17.5 million during the six months ended June 30, 2015, from $7.2 million during the six months ended June 30, 2014. $3.2 million of the increase in RAYOS net sales was the result of net price increases and $7.1 million was due to prescription volume growth.

BUPHENYL. Net sales were $3.9 million during the six months ended June 30, 2015. We began recognizing BUPHENYL sales following the acquisition of Hyperion in May 2015.

LODOTRA. Net sales decreased $1.2 million, or 46%, to $1.4 million during the six months ended June 30, 2015, from $2.6 million during the six months ended June 30, 2014. The decrease was primarily the result of less product shipments to our European distribution partner Mundipharma. LODOTRA sales to Mundipharma occur at the time we ship product based on Mundipharma’s estimated requirements. Accordingly, LODOTRA sales are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

We currently expect our net sales to continue to increase in 2015 and future periods compared to 2014 as a result of both price and volume increases. Effective January 1, 2015, we increased the price for both DUEXIS and VIMOVO by 35.8%, for RAYOS by 28.0% and for ACTIMMUNE by 9.0%. In addition, effective June 1, 2015, we increased the price for ACTIMMUNE by 20% and effective July 1, 2015, we increased the price for each of DUEXIS, VIMOVO and PENNSAID 2% by 6.2% and RAVICTI by 20%. While we believe these price increases should continue to favorably impact net sales during 2015, they will be offset in part by additional patient co-pay reimbursements. We may effect further price increases for these products and/or other products in 2015 and future periods in response to future market conditions.

Effective January 1, 2015, two significant pharmacy benefit managers or PBMs, placed DUEXIS and VIMOVO on their exclusion lists, which resulted in a loss of reimbursement for patients whose healthcare plans have adopted these PBM exclusion lists. However, this action did not negatively impact sales volume for either product. In fact, with successful adoption of our PME program by physicians, we are seeing increases in sales volume for both products. During the six months ended June 30, 2015, DUEXIS volumes have increased by 72% and VIMOVO volumes have increased by 9%, when compared to the six months ended June 30, 2014.

We have expanded and may continue to expand our sales force to support existing and newly acquired products, such as PENNSAID 2%, which we acquired in October 2014 and began marketing in January 2015. As result of the Hyperion acquisition, Vidara Merger and our acquisition of PENNSAID 2%, we expanded our sales force to approximately 384 sales representatives, consisting of 327 primary care sales representatives, 43 specialty sales representatives and 14 orphan disease sales representatives.

Cost of Goods Sold. Cost of goods sold increased $58.3 million to $90.7 million during the six months ended June 30, 2015, from $32.4 million during the six months ended June 30, 2014. As a percentage of net sales, cost of goods sold was 31.7% during the six months ended June 30, 2015 compared to 27.5% during the six months ended June 30, 2014. The increase in cost of goods sold was primarily attributable to an increase in intangible amortization expense of $39.0 million, a $7.5 million increase in product costs associated with higher sales, $6.5 million of inventory step up amortization in the six months ended June 30, 2015 in relation to ACTIMMUNE, RAVICTI and BUPHENYL, higher royalty accretion expense of $4.1 million, and a $1.2 million increase in charges relating to the remeasurement of contingent royalty liabilities.

The increase in intangible amortization of $39.0 million during the six months ended June 30, 2015 compared to the prior year period was primarily due to intangible amortization expense of $13.7 million in relation to RAVICTI (acquired in May 2015), $21.5 million relating to ACTIMMUNE developed technology (acquired in September 2014) and $3.8 million relating to PENNSAID 2% (acquired in December 2014).

Research and Development Expenses. Research and development expenses increased $8.7 million to $15.1 million during the six months ended June 30, 2015, from $6.4 million during the six months ended June 30, 2014. The increase in research and development expenses during the six months ended June 30, 2015 was primarily associated with $5.8 million in research and development expenses for ACTIMMUNE, RAVICTI and BUPHENYL. This included $1.5 million of research and development in relation to the Phase 3 trial for FA. Research and development expenses related to DUEXIS and VIMOVO increased during the six months ended June 30, 2015, by $2.4 million.

Sales and Marketing Expenses. Sales and marketing expenses increased $49.3 million to $105.1 million during six months ended June 30, 2015, from $55.8 million during the six months ended June 30, 2014. The increase in sales and marketing expenses is in line with the growth in revenue and increase in the number of sales representatives over the same period, and was primarily attributable to an increase of $32.1 million in employee costs, including $6.9 million related to share-based compensation, $11.2 million in higher marketing and commercialization expenses and an increase of $2.0 million in product samples distributed.

General and Administrative Expenses. General and administrative expenses increased $74.6 million to $103.5 million during the six months ended June 30, 2015, from $28.9 million during the six months ended June 30, 2014. We recorded general and administrative expenses of $37.9 million and $2.4 million relating to the Hyperion acquisition and Vidara Merger, respectively, during the six months ended June 30, 2015 compared to $9.2 million in costs for the Vidara Merger during the six months ended June 30, 2014. We also recorded an increase of $16.5 million relating to share-based compensation expense during the six months ended June 30, 2015 compared to the same period of 2014. The remaining increase of $27.0 million in general and administrative expenses related to our growth following the Hyperion acquisition and Vidara Merger.

Interest Expense, Net. Interest expense, net increased $21.1 million to $29.5 million during the six months ended June 30, 2015, from $8.4 million during the six months ended June 30, 2014. The increased interest expense, net was primarily due to higher borrowings under our 2023 Senior Notes, 2015 Term Loan Facility, Exchangeable Senior Notes and 2014 Term Loan Facility, as compared to our prior borrowings under our Convertible Senior Notes in 2014. We incurred this additional debt primarily to fund the Vidara Merger in September 2014 and the acquisition of Hyperion in May 2015.

Foreign Exchange Loss. During the six months ended June 30, 2015, we reported a foreign exchange loss of $0.9 million.

Loss on Derivative Revaluation. During the six months ended June 30, 2014, we recorded a $215.0 million non-cash charge related to the increase in the fair value of the embedded derivative associated with our Convertible Senior Notes. The loss on the derivative revaluation was primarily due to an increase in the market value of HPI’s common stock during the period from January 1, 2014 until June 27, 2014, the date HPI’s stockholders approved the issuance of in excess of 13,164,951 shares of HPI’s common stock upon conversion of the Convertible Senior Notes. The derivative liability was re-measured to a final fair value and the entire fair value of the derivative liability of $324.4 million was reclassified to additional paid-in capital. As such, there was no derivative revaluation subsequent to June 2014.

Loss on Induced Conversion and Debt Extinguishment. The loss on induced conversion and debt extinguishment during the six months ended June 30, 2015 of $77.6 million was comprised of $20.7 million related to the induced conversions of Convertible Senior Notes and $56.9 million related to the extinguishment of the 2014 Term Loan Facility. The loss on induced conversions consisted $10.0 million for cash inducement payments, a $10.1 million charge for the extinguishment of debt and $0.6 million of expenses. The loss on extinguishment of the 2014 Term Loan Facility consisted of a $45.4 million early redemption premium and a $11.5 million charge for the extinguishment of debt.

Other Expense. Other expense during the six months ended June 30, 2015 totaled $10.1 million, which included the fees related to the Hyperion acquisition financing commitment.

Expense (benefit) for income taxes. During the six months ended June 30, 2015, we recorded an income tax benefit of $158.8 million compared to an income tax benefit of $0.2 million during the six months ended June 30, 2014. The recognition of the income tax benefit during the six months ended June 30, 2015 was primarily attributable to the release of $105.1 million in valuation allowances in our U.S. tax consolidation group due to the recognition of significant deferred tax liabilities as a result of the Hyperion acquisition, as well as the ability to recognize a tax benefit for our U.S. tax consolidation group losses projected to be incurred during the year.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of June 30, 2015, we had an accumulated deficit of $708.5 million. We expect that our sales and marketing expenses will continue to increase as a result of our commercialization of our products, but we believe these cost increases will be more than offset by higher net sales and gross profits and we expect our current operations to achieve profitability in 2015, absent any unusual or non-recurring items.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes. As of June 30, 2015, we had $667.1 million in cash and cash equivalents and total debt with a book value of $1,136.9 million and face value of $1,275.0 million. We believe we will generate sufficient cash flows from our operations to fund our business needs. Part of our strategy is to expand and leverage our commercial capabilities by identifying, developing, acquiring or in-licensing and commercializing additional differentiated products that address unmet medical needs. To the extent we enter into transactions to acquire products or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings.

In the fourth quarter of 2014, we entered into separate, privately-negotiated conversion agreements with certain holders of the Convertible Senior Notes. Under the conversion agreements, the holders agreed to convert an aggregate principal amount of $89.0 million of Convertible Senior Notes held by them and we agreed to settle such conversions by issuing 16,594,793 ordinary shares. In addition, pursuant to the conversion agreements, we made an aggregate cash payment of $16.7 million to the holders for additional exchange consideration and $1.7 million of accrued and unpaid interest.

In March 2015, April 2015 and June 2015, we entered into separate, privately-negotiated conversion agreements with certain holders of the Convertible Senior Notes which were on substantially the same terms as prior conversion agreements entered into by us. Under these conversion agreements, the applicable holders agreed to convert an aggregate principal amount of $61.0 million of Convertible Senior Notes held by them and we agreed to settle such conversions by issuing an aggregate of 11,368,921 ordinary shares. In addition, pursuant to such conversion agreements, we made an aggregate cash payment of $10.0 million to the applicable holders for additional exchange consideration and $0.9 million for accrued and unpaid interest. Following these conversions, there were no Convertible Senior Notes remaining outstanding.

On March 13, 2015, Horizon Pharma Investment Limited, a wholly-owned subsidiary of Horizon Pharma plc, or, Horizon Investment, completed a private placement of $400.0 million aggregate principal amount of Exchangeable Senior Notes to several investment banks acting as initial purchasers who subsequently resold the Exchangeable Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. The net proceeds from the offering of the Exchangeable Senior Notes were approximately $387.2 million, after deducting the initial purchasers’ discount and offering expenses payable by Horizon Investment.

The Exchangeable Senior Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by us, or the Guarantee. The Exchangeable Senior Notes and the Guarantee are Horizon Investment’s and our senior unsecured obligations. The Exchangeable Senior Notes accrue interest at an annual rate of 2.50% payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015. The Exchangeable Senior Notes will mature on March 15, 2022, unless earlier exchanged, repurchased or redeemed. The initial exchange rate is 34.8979 of our ordinary shares per $1,000 principal amount of the Exchangeable Senior Notes (equivalent to an initial exchange price of approximately $28.66 per ordinary share).

On April 21, 2015, we closed an underwritten public offering of 17,652,500 of our ordinary shares at a price to the public of $28.25 per share, or the 2015 Offering. The net proceeds to us from the 2015 Offering were approximately $475.6 million, after deducting underwriting discounts and other offering expenses payable by us.

On April 29, 2015, Horizon Pharma Financing Inc., our wholly-owned subsidiary, or Horizon Financing, completed a private placement of $475.0 million aggregate principal amount of 2023 Senior Notes to certain investment banks acting as initial purchasers who subsequently resold the 2023 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act and in offshore transactions to non-U.S. Persons in reliance on Regulation S under the Securities Act.

In connection with the closing of the Hyperion acquisition on May 7, 2015, Horizon Financing merged with and into HPI and, as a result, the 2023 Senior Notes became HPI’s general unsecured senior obligations and we and all of our direct and indirect subsidiaries that are guarantors under the 2015 Senior Secured Credit Facility (as described below) fully and unconditionally guaranteed on a senior unsecured basis HPI’s obligations under the 2023 Senior Notes.

The 2023 Senior Notes accrue interest at an annual rate of 6.625% payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2015. The 2023 Senior Notes will mature on May 1, 2023, unless earlier exchanged, repurchased or redeemed.

Except as described below, the 2023 Senior Notes may not be redeemed before May 1, 2018. Thereafter, some or all of the 2023 Senior Notes may be redeemed at any time at specified redemption prices, plus accrued and unpaid interest to the redemption date. At any time prior to May 1, 2018, some or all of the 2023 Senior Notes may be redeemed at a price equal to 100% of the aggregate principal amount thereof, plus a make-whole premium and accrued and unpaid interest to, but not including the redemption date. Also prior to May 1, 2018, up to 35% of the aggregate principal amount of the 2023 Senior Notes may be redeemed at a redemption price of 106.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net proceeds of certain equity offerings; provided that: (1) at least 65% of the aggregate principal amount of notes originally issued under the indenture (excluding notes held by the parent and its subsidiaries) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs with 180 days of the date of closing such equity offering. In addition, the 2023 Senior Notes may be redeemed in whole but not in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, if on the next date on which any amount would be payable in respect of the 2023 Senior Notes, HPI or any guarantor is or would be required to pay additional amounts as a result of certain tax related events.

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

On May 7, 2015, we, HPI, and certain of our subsidiaries entered into a credit agreement with Citibank N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto providing for (i) the six-year $400.0 million 2015 Term Loan Facility; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder, or the 2015 Senior Secured Credit Facility. The initial borrower under the 2015 Term Loan Facility is HPI. The credit agreement allows for us and certain of our other subsidiaries to become borrowers under the accordion or refinancing facilities. Loans under the 2015 Term Loan Facility bear interest, at each borrower’s option, at a rate equal to either the London Inter-Bank Offer Rate, or LIBOR, plus an applicable margin of 3.5% per year (subject to a 1.0% LIBOR floor), or the adjusted base rate plus 2.5%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus  1/2 of 1% and (d) 2%. We borrowed the full $400.0 million available under the 2015 Term Loan Facility on May 7, 2015 as a LIBOR-based borrowing.

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

We used the net proceeds from the 2015 Offering, the offering of the 2023 Senior Notes, borrowings under the 2015 Term Loan Facility and existing cash to fund our acquisition of Hyperion, repay the $300 million outstanding amounts under the 2014 Term Loan Facility plus the related $45.4 million make-whole fee, and pay prepayment premiums, fees and expenses in connection with the foregoing.

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

In addition, the indenture governing the 2023 Senior Notes and the credit agreement related to the 2015 Senior Secured Credit Facility impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales or merger transactions, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries; and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

During the six months ended June 30, 2015, we received proceeds of $14.7 million in connection with our issuance of an aggregate of 4,107,032 of our ordinary shares upon the exercise of warrants. Additionally, we issued an aggregate of 576,705 ordinary shares in connection with the exercise of stock options and received $3.9 million in proceeds.

We are required to maintain compliance with applicable Swiss laws with respect to our Swiss subsidiary, Horizon Pharma Switzerland GmbH, including laws requiring maintenance of equity in the subsidiary to avoid overindebtedness, which requires Horizon Pharma Switzerland GmbH to maintain assets in excess of its liabilities. We review on a regular basis whether Horizon Pharma Switzerland GmbH is overindebted. As of June 30, 2015, Horizon Pharma Switzerland GmbH was not overindebted. However, Horizon Pharma Switzerland GmbH has previously been overindebted. We will continue to monitor and review Horizon Pharma Switzerland GmbH’s financial position and, as necessary, will address any overindebtedness until such time as Horizon Pharma Switzerland GmbH generates positive income at a statutory level, which could require us to have cash at Horizon Pharma Switzerland GmbH in excess of its near-term operating needs and could affect our ability to have sufficient cash to meet the near-term operating needs of our other operating subsidiaries. As of June 30, 2015 and December 31, 2014, Horizon Pharma Switzerland GmbH had cash and cash equivalents of $3.0 million and $3.0 million, respectively. Based upon the cash and cash equivalents held by Horizon Pharma Switzerland GmbH as of June 30, 2015 and December 31, 2014, we do not expect that our financial position or results of operations will be materially affected by any need to address overindebtedness at Horizon Pharma Switzerland GmbH. To date, the overindebtedness of Horizon Pharma Switzerland GmbH has not resulted in the need to divert material cash resources from our other operating subsidiaries.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash and cash equivalents	$667,057	$128,851
Cash provided by (used in):
Operating activities	(29,155)	16,004
Investing activities	(959,881)	(1,037)
Financing activities	1,438,033	33,418

Operating Cash Flows

During the six months ended June 30, 2015, net cash used in operating activities was $29.2 million compared to net cash provided by operating activities of $16.0 million during the six months ended June 30, 2014. The increase in net cash used in operating activities was primarily attributable to the growth in working capital for accounts receivable and higher funding levels for patient co-pays and the payment of a $45.4 million early redemption premium related to 2014 Term Loan Facility. Additionally, cash used in operating activities increased during the six months ended June 30, 2015 due to $23.6 million of Hyperion acquisition costs, payment in April 2015 of approximately $11.2 million of employee and director-related excise taxes due to the Vidara Merger, interest payments made on our 2014 Term Loan Facility and $10.5 million of cash payments related to induced debt conversions.

Investing Cash Flows

During the six months ended June 30, 2015 and 2014, net cash used in investing activities was $959.9 million and $1.0 million, respectively. The increase in net cash used in investing activities during the six months ended June 30, 2015 was primarily associated with payments for the acquisition of Hyperion, net of cash acquired.

Financing Cash Flows

During the six months ended June 30, 2015, net cash provided by financing activities was $1,438.0 million compared to net cash provided by financing activities of $33.4 million during the six months ended June 30, 2014. The increase in net cash provided by financing activities during the six months ended June 30, 2015 was primarily attributable to $387.2 million of net proceeds received from borrowings under the Exchangeable Senior Notes, $391.7 million from the 2015 Term Loan Facility, $462.3 million from the 2023 Senior Notes and $475.6 million of net proceeds from the issuance of 17,652,500 ordinary shares in the 2015 Offering, partially offset by the repayment of the 2014 Senior Secured Credit Facility, which resulted in a net financing outflow of $297.0 million.

Contractual Obligations

During the six months ended June 30, 2015, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except for the changes described below.

On March 13, 2015, Horizon Investment completed a private placement of $400 million aggregate principal amount of the Exchangeable Senior Notes to several investment banks acting as initial purchasers who subsequently resold the Exchangeable Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act.

In March 2015, April 2015 and June 2015, we entered into separate, privately-negotiated conversion agreements with certain holders of the Convertible Senior Notes which were on substantially the same terms as prior conversion agreements entered into by us. Under these conversion agreements, the applicable holders agreed to convert an aggregate principal amount of $61.0 million of Convertible Senior Notes held by them and we agreed to settle such conversions by issuing an aggregate of 11,368,921 ordinary shares. In addition, pursuant to such conversion agreements, we made an aggregate cash payment of $10.0 million to the applicable holders for additional exchange consideration and $0.9 million for accrued and unpaid interest. Following these conversions, there were no Convertible Senior Notes remaining outstanding.

On April 29, 2015, we completed a private placement of $475 million aggregate principal amount of the 2023 Senior Notes. The 2023 Senior Notes accrue interest at an annual rate of 6.625% payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2015. The 2023 Senior Notes will mature on May 1, 2023, unless earlier exchanged, repurchased or redeemed.

On May 7, 2015, we entered into the 2015 Senior Secured Credit Facility and HPI borrowed the entire $400.0 million available under the 2015 Term Loan Facility. Loans under the 2015 Term Loan Facility bear interest, at our option, at a rate equal to either the

LIBOR rate, plus an applicable margin of 3.5% per annum (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.5%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus  1/2 of 1% and (d) 2%. The initial borrowing on May 7, 2015 was made as a LIBOR-based borrowing.

In June 2014, Hyperion acquired Andromeda Biotech Ltd., or Andromeda, an Israeli company developing DiaPep277® for the treatment of recent onset Type 1 diabetes, from Clal Biotechnologies Industries Ltd., or CBI. In February 2015, Hyperion entered into a Completion of Phase 3 Clinical Trial, Option and Mutual Release Agreement, or the CBI/Yeda Agreement, with CBI and Yeda Research and Development Company Ltd, or Yeda, the company from which Andromeda licenses the underlying DiaPep277 technology. Under the CBI/Yeda Agreement, Hyperion committed to complete the on-going Phase 3 clinical trial of DiaPep277, without exceeding the original budget of $10.5 million. Any increase to this budget beyond $2.25 million, if incurred as a result of the direction of the steering committee, shall require CBI to reimburse those expenses in cash to Hyperion. The estimated costs of the clinical trial from May 7, 2015, the Hyperion acquisition date, to September 30, 2015, completion of the clinical trial, are expected to be approximately $3.0 million. As a result of the above, we have established a reserve in the Hyperion opening balance sheet in purchase accounting for the $3.0 million in costs to complete the Phase 3 clinical trial.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact a company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of our significant accounting policies is included in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in our application of our critical accounting policies during the six months ended June 30, 2015, except as noted below.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability. We expect to test goodwill for impairment annually during the fourth quarter.

We recorded goodwill of $259.6 million as part of our acquisition of Hyperion in May 2015.

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

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the 2015 Term Loan Facility and our investment in money market accounts which bear a variable interest rate. Loans under the 2015 Term Loan Facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin of 3.5% per annum (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.5%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus  1/2 of 1% and (d) 2%. Since drawing the full $400.0 million available in May 2015, our borrowings have been based on LIBOR. Since current LIBOR rates are below the 1.0% LIBOR floor, the interest rate on our borrowings has been 4.5% per annum. An increase in the LIBOR of 100 basis points above the 1.0% LIBOR floor would increase our interest expense by $4.0 million per year.

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

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. For the six months ended June 30, 2015, our top five customers, McKesson Corporation, Cardinal Health, Inc, AmerisourceBergen, American Specialty Pharmacy, Inc., and Rochester Drug Company accounted for approximately 83% of total consolidated gross sales. For the six months ended June 30, 2014, our top five customers, AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation, Mundipharma and Rochester Drug Company, accounted for approximately 89% of total consolidated gross sales.

In addition, five customers, McKesson Corporation, Cardinal Health, Inc, AmerisourceBergen, American Specialty Pharmacy, Inc. and Rochester Drug Company accounted for approximately 90% and 85% of our total outstanding accounts receivable balances at June 30, 2015 and December 31, 2014, respectively. Historically, we have not experienced any losses related to our accounts receivable balances.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. As discussed above, on September 19, 2014, a wholly-owned subsidiary of Horizon Pharma plc (formerly known as Vidara Therapeutics International Public Limited Company) merged with and into HPI, with HPI surviving the merger and becoming a wholly-owned subsidiary of Horizon Pharma plc. HPI is treated as the acquiring company in the Vidara Merger for accounting purposes, and the Vidara Merger was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the historical financial statements of Horizon Pharma plc reflect the financial position, results of operations and cash flows of HPI only. Following the Vidara Merger, the financial statements of the current period reflect the financial position, results of operations and cash flows of Horizon Pharma plc. The results of operations of the acquired Vidara business are included in the results of operations of Horizon Pharma plc beginning on September 19, 2014. Also, as a result of the Vidara Merger, the internal control over financial reporting utilized by HPI prior to the Vidara Merger became the internal control over financial reporting of our company, and we are currently in the process of evaluating and integrating Vidara’s historical internal controls over financial reporting with ours.

In addition, as discussed above, on May 7, 2015, we acquired Hyperion. The results of operations of the acquired Hyperion business are included in our results of operations beginning on May 7, 2015. We are currently in the process of evaluating and integrating Hyperion’s historical internal controls over financial reporting with ours.

During the quarter ended June 30, 2015, other than continuing changes to our internal control processes resulting from the Vidara Merger and the Hyperion acquisition as discussed above, there have been no material changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 15, 2013, we received a Paragraph IV Patent Certification from Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc., or Watson, advising that Watson had filed an Abbreviated New Drug Application, or ANDA, with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On August 26, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Watson, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc., or collectively WLF, seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124 and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. We and Jagotec have granted WLF a covenant not to sue with respect to US Patent Nos. 6,677,326 and 8,168,218, respectively, and accordingly these patents have been dismissed from the lawsuit. The court held a claim construction hearing on October 16, 2014, and issued its opinion and order on claim construction on November 10, 2014, adopting our proposed construction of both of the disputed claim terms. The court has set the pretrial conference for September 10, 2015. The trial date will be set following the pretrial conference.

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

Currently, patent litigation is pending in the United States District Court for the District of New Jersey against four generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey and have been consolidated for discovery purposes. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s; (ii) Lupin Limited and Lupin Pharmaceuticals Inc., or collectively Lupin; (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc., or collectively Mylan; and (iv) Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc. and Actavis Pharma, Inc., or collectively Actavis. Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen Pharmaceuticals Inc., or Anchen, was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. We understand that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen Inc., or Pozen, VIMOVO patents, which are still the subject of patent litigations. As part of our acquisition of the U.S. rights to VIMOVO, we have taken over and are responsible for the patent litigations that include the Pozen patents licensed to us under the amended and restated collaboration and license agreement for the United States with Pozen.

The VIMOVO cases were filed on April 21, 2011, July 25, 2011, October 28, 2011, January 4, 2013, May 10, 2013, June 28, 2013, October 23, 2013 and May 13, 2015 and collectively include allegations of infringement of U.S. Patent Nos. 6,926,907, 8,557,285, 8,852,636, and 8,858,996. On June 18, 2015, we amended the complaints to add a charge of infringement of U.S. Patent No. 8,865,190. We understand the cases arise from Paragraph IV Notice Letters providing notice of the filing of ANDAs with the FDA seeking regulatory approval to market generic versions of VIMOVO before the expiration of the patents-in-suit. We understand the Dr. Reddy’s notice letters were dated March 11, 2011, November 20, 2012 and April 20, 2015; the Lupin notice letters were dated June 10, 2011 and March 12, 2014; the Mylan notice letters were dated May 16, 2013 and February 9, 2015; the Actavis notice letters were dated March 29, 2013 and November 5, 2013; and the Anchen notice letter was dated September 16, 2011. The court has issued a claims construction order and has set a pretrial schedule but has not yet set a trial date.

On February 24, 2015, Dr. Reddy’s Laboratories, Inc. filed a Petition for Inter Partes, or IPR, of U.S. Patent No. 8,557,285, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On May 21, 2015, the Coalition for Affordable Drugs VII LLC filed a Petition for IPR of U.S. Patent No. 6,926,907, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On June 5, 2015, the Coalition for Affordable Drugs VII LLC filed another Petition for IPR of U.S. Patent No. 8,858,996, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On or about December 19, 2014, we filed a Notice of Opposition with the European Patent Office relating to non-patentability over prior art regarding European patent EP 2611457, to Roberto Testi, et al., covering compositions and methods for treating FA with interferon gamma, e.g., ACTIMMUNE. In the European Union, the grant of a patent may be opposed by one or more private parties.

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

We received from IGI Laboratories, Inc., or IGI, a Paragraph IV Patent Certification dated March 24, 2015 against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 advising that IGI had filed an ANDA with the FDA for a generic version of PENNSAID 2%. IGI has not advised us as to the timing or status of the FDA’s review of its filing. On May 21, 2015, we filed suit in the United States District Court for the District of New Jersey against IGI seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that IGI has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of IGI’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the IGI action.

We received from Amneal Pharmaceuticals LLC, or Amneal, a Paragraph IV Patent Certification dated April 2, 2015 against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 advising that Amneal had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Amneal has not advised us as to the timing or status of the FDA’s review of its filing. On May 15, 2015, we filed suit in the United States District Court for the District of New Jersey against Amneal seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Amneal has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Amneal’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Amneal action.

On March 17, 2014, Hyperion received notice from Par Pharmaceutical, Inc. that it had filed an ANDA with the FDA seeking approval for a generic version of our product RAVICTI. The ANDA contained a Paragraph IV Patent Certification alleging that two of the patents covering RAVICTI, U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032, and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Par Pharmaceutical, Inc. did not challenge the validity, enforceability, or infringement of our primary composition of matter patent for RAVICTI, U.S. Patent No. 5,968,979 titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkenoic acid useful in treatment of various disorders,” which would have expired on February 7, 2015, but as to which Hyperion was granted an interim term of extension until February 7, 2016. Hyperion filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Par Pharmaceutical, Inc. on April 23, 2014 seeking an injunction to prevent the approval of Par’s ANDA and/or to prevent Par from selling a generic version of RAVICTI, and we have taken over and are responsible for this patent litigation.

On April 29, 2015, Par filed petitions for IPR of the ’215 patent and the ’012 patent. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPRs will be instituted.

On August 3, 2015, we filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, naming as defendants Depomed and the members of its board of directors, or the Depomed Board, Vicente J. Anido, Jr., Karen A. Dawes, Louis J. Lavigne, Jr., Samuel R. Saks, James A. Schoeneck, Peter D. Staple and David B. Zenoff. The lawsuit alleges that the adoption by the Depomed Board of the Rights Agreement dated as of July 12, 2015 between Depomed and Continental Stock Transfer & Trust Company, as Rights Agent, or the Depomed Rights Agreement, and Sections 2(b), 2(c), 2(d), and 5(d) of Depomed’s Amended and Restated Bylaws, effective July 12, 2015, or the Depomed Bylaws, violates the General Corporation Law of the California Corporations Code, constitutes ultra vires acts and breaches the fiduciary duties of the members of the Depomed Board. The lawsuit seeks, among other things, an order (i) declaring that the Depomed Rights Agreement and Sections 2(b), 2(c), and 2(d) of the Depomed Bylaws are invalid under California law, (ii) declaring that the members of the Depomed Board breached their fiduciary duties by enacting the Depomed Rights Agreement and Sections 2(b), 2(c), 2(d), and 5(d) of the Depomed Bylaws, (iii) enjoining the members of the Depomed Board from relying on, implementing, applying or enforcing either the Rights Agreement or Sections 2(b), 2(c), 2(d), or 5(d) of the Bylaws, (iv) enjoining the members of the Depomed Board from taking any improper action designed to impede, or which has the effect of impeding, our proposal to acquire Depomed in an all-stock transaction or our efforts to acquire control of Depomed and (v) compelling the members of the Depomed Board to redeem the Depomed Rights Agreement or to render it inapplicable to us.

Also on August 3, 2015, Depomed filed a complaint against us in the Superior Court of the State of California, County of Santa Clara, alleging that, in connection with our bid to acquire Depomed, we used confidential and proprietary information related to Depomed’s product NUCYNTA®. The lawsuit seeks an injunction to prevent our alleged use of confidential and trade secret data of Depomed and allegedly false and misleading statements in connection with our proposed acquisition of Depomed. We believe these allegations are without merit and intend to defend ourselves vigorously.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

Risks Related to Our Business and Industry

Our ability to generate revenues from our products is subject to attaining significant market acceptance among physicians, patients and healthcare payors.*

Our current products, and other products or product candidates that we may develop, acquire, or in-license may not attain market acceptance among physicians, patients, healthcare payors or the medical community. In the U.S. market, we began marketing DUEXIS in December 2011. We began commercial sales of RAYOS, which was approved by the U.S. Food and Drug Administration, or FDA, in July 2012, to a subset of rheumatologists in the fourth quarter of 2012 with the full launch to the majority of U.S. rheumatologists and key primary care physicians in late January 2013. VIMOVO was launched in the U.S. market in the fourth quarter of 2010 by AstraZeneca AB, or AstraZeneca, under its license from Pozen Inc., or Pozen. Following our acquisition of the U.S. rights to VIMOVO in November 2013, we began marketing VIMOVO in the first quarter of 2014. ACTIMMUNE was originally launched in the U.S. market in March 1991 by Genentech Inc., or Genentech, and in June 2012, Vidara Therapeutics International plc, or Vidara, acquired the intellectual property rights and certain assets related to the ACTIMMUNE product line. In September 2014, our business was combined with Vidara, and as a result we assumed the commercialization of ACTIMMUNE. In October 2014, we entered into an asset purchase agreement and ancillary agreements with Nuvo Research, Inc., or Nuvo, to acquire the U.S. rights to PENNSAID 2%, and we began commercializing PENNSAID 2% in the United States in January 2015. Outside the United States, LODOTRA has been sold in a limited number of countries and sales may not grow to expected levels, in part because we depend on our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, for commercialization outside the United States. With respect to DUEXIS, we have only received marketing approval in the United Kingdom, or the U.K., thus far, and even if it is approved in other European countries, we do not expect the opportunity in Europe to be material to our business given the current state of the market in Europe for pain and inflammation products and the revenue being generated by existing branded non–steroidal anti-inflammatory drugs, or NSAIDs, in Europe. There have been no sales of DUEXIS in the U.K. thus far. RAVICTI was launched in the United States by Hyperion Therapeutics, Inc., or Hyperion, in the first quarter of 2013, and BUPHENYL was originally launched in 1996 prior to being acquired by Hyperion. In May 2015, we acquired Hyperion and assumed the commercialization of RAVICTI and BUPHENYL. Neither product was marketed by us prior to that time. We believe that the degree of market acceptance and our ability to generate revenues from our products will depend on a number of factors, including:

•	timing of market introduction of our products as well as competitive products;

•	efficacy and safety of our products;

•	continued projected growth of the markets in which our products compete;

•	prevalence and severity of any side effects;

•	if and when we are able to obtain regulatory approvals for additional indications for our products;

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

Our current business plan is highly dependent upon our ability to successfully execute on our sales and marketing strategy for the commercialization of our products in the United States. If we are unable to successfully execute on our sales and marketing strategy, we may not be able to generate significant product revenues or execute on our business plan.*

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercialization of our products in the U.S. market. We may not be able to successfully commercialize our products in the United States. Prior to our commercial launch of DUEXIS in the United States in December 2011, we did not have any experience commercializing pharmaceutical products on our own. LODOTRA was commercially launched in Europe by our exclusive distribution partners Merck Serono GmbH and Mundipharma. In order to commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Although we have expanded our sales force to approximately 384 sales representatives, consisting of 327 primary care sales representatives, 43 specialty sales representatives and 14 orphan disease sales representatives, we currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our products and any additional products we may acquire or in-license will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

As a result of the evolving role of various constituents in the prescription decision making process, we adjusted the profile of the sales representatives we hire from those with traditional pharmaceutical sales experience to those with successful business to business experience. For example, we have faced challenges due to pharmacists increasingly switching a patient’s intended prescription from DUEXIS and VIMOVO to a generic or over the counter brand of their active ingredients. We have faced similar challenges for RAYOS and BUPHENYL with respect to generic brands and could face similar challenges with respect to PENNSAID 2% due to the availability of generic versions of PENNSAID 1.5%. While we believe the profile of our representatives is better suited for this evolving environment, we cannot be certain that our representatives will be able to successfully protect BUPHENYL, DUEXIS, PENNSAID 2%, RAYOS and VIMOVO prescriptions or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel. To the extent we rely on additional third parties to commercialize any approved products, we may receive less revenue than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts. In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization, we may not be able to commercialize our products and product candidates and execute on our business plan.

Legislation enacted in most states in the United States allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Because our products (other than BUPHENYL) do not currently have FDA-approved generic equivalents in the United States, we do not believe our products should be subject to mandatory generic substitution laws. However we understand that some pharmacies and payors may attempt to reduce costs by obtaining physician authorization to switch prescriptions for DUEXIS or VIMOVO to prescriptions for multiple generic products with similar active pharmaceutical ingredients, or APIs. Accordingly, a key part of our commercial strategy is to encourage physicians to have their patients fill their prescriptions through our Prescriptions-Made-Easy specialty pharmacy program, or PME. Through PME, physicians can have their insured patients’ prescriptions for our products shipped directly to the patient. Through the PME program, we provide assistance to reduce eligible patients’ out of pocket costs for prescriptions filled via a participating pharmacy. Because of this assistance, the patient’s out of pocket cost for our products when dispensed through the PME program may be significantly lower than such costs when our products are dispensed outside of the

PME program. Further, prescriptions that are filled through our PME program are less likely to be subject to the efforts of traditional pharmacies to switch a physician’s intended prescription of our products to a generic or over the counter brand. We expect that continued adoption of our PME program by physicians and patients will be important to our ability to gain market share for our products as pressure from healthcare payors and pharmacy benefit managers, or PBMs, to use less expensive generic or over the counter brands instead of branded products increases. For example, two of the largest PBMs, which we estimate to currently control approximately 20% to 30% of prescriptions for DUEXIS and VIMOVO, placed DUEXIS and VIMOVO on their exclusion lists beginning in 2015. Additional healthcare plans, including those that contract with these PBMs but use different formularies, may also choose to exclude our products from their formularies or restrict coverage to situations where a generic or over-the-counter product has been tried first. To the extent we are unable to successfully encourage physicians to direct prescriptions currently filled through traditional pharmacies, including those associated with or controlled by these PBMs, to our PME program, we may experience a significant decline in DUEXIS and VIMOVO prescriptions as a result of formulary exclusions. Our ability to increase adoption of our PME program will depend on physician and patient awareness and comfort with the program, and we have limited ability to influence whether physicians use our PME program to prescribe our products or whether patients will agree to receive our products through the PME program. In addition, the PME program is not available to federal health care program (such as Medicare and Medicaid) beneficiaries. If we are unable to increase adoption of our PME program for filling prescriptions of our products, our ability to maintain or increase prescriptions for our products will be impaired. In addition, we depend on a limited number of PME pharmacies to fulfill patient prescriptions under the PME program. If these PME pharmacies are unable to process and fulfill the volume of patient prescriptions directed to them under the PME program, our ability to maintain or increase prescriptions for our products will be impaired. The commercialization of our products and our operating results could be affected should any of the PME pharmacies choose not to continue participation in our PME program or by any adverse events at any of those PME pharmacies. In addition, the PME program may implicate certain state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. To the extent the PME program is found to be inconsistent with applicable laws, we may be required to restructure or discontinue such program, or be subject to other significant penalties.

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

Our future prospects are highly dependent on the success of our current products, and we may not be able to successfully commercialize these products. Failure to do so would adversely impact our financial condition and prospects.*

A substantial majority of our resources are focused on the commercialization of our current products. Our ability to generate significant product revenues and to achieve commercial success in the near-term will initially depend almost entirely on our ability to successfully commercialize these products in the United States. DUEXIS has been approved for marketing in the U.K. but is not yet approved in any other countries in Europe and therefore, unless we obtain regulatory approval in other countries, DUEXIS may not be commercialized to any significant extent outside of the United States. Even if DUEXIS is approved in other European countries, we do not expect the opportunity in Europe to be material to our business given the current state of the market in Europe for pain products and the revenue being generated by existing branded NSAIDs in Europe. Following our acquisition of the U.S. rights to VIMOVO in November 2013 and PENNSAID 2% in October 2014, our strategy has included bringing both products’ pricing in-line with DUEXIS, thereby significantly increasing the value we realize per prescription, and also increasing sales and marketing support to drive growth in prescriptions. We cannot guarantee that this strategy will continue to be effective generally, due to negative reactions to price increases or otherwise. Our strategy for RAYOS is to solely focus on the rheumatology indications approved for RAYOS where our Phase 3 clinical trial data supports our commercial plans. We initially launched RAYOS in the United States to a subset of rheumatologists in the fourth quarter of 2012, and the full launch to the majority of U.S. rheumatologists and key primary care physicians occurred in late January 2013. Our strategy with respect to ACTIMMUNE includes pricing increases, pursuing label expansion for additional indications, such as Friedreich’s ataxia, or FA, and possible expansions of our sales force, but we cannot be certain that our pricing strategy will not result in downward pressure on sales or that we will be able to successfully complete clinical trials and obtain regulatory approvals in additional indications. Although LODOTRA is approved for marketing in more than 35 countries outside the United States, to date it has only been marketed in a limited number of countries. While we anticipate that LODOTRA will be marketed in additional countries as our distribution partner, Mundipharma, formulates its reimbursement strategy, the ability to market LODOTRA in additional countries will depend on Mundipharma’s ability to obtain reimbursement approvals in these countries. Even if we obtain additional marketing and reimbursement approvals, our product revenues in Europe are entirely dependent upon the marketing efforts of our exclusive distribution partner, over which we have no control. Before we can market and sell these products in a particular jurisdiction, we need to obtain necessary regulatory approvals (from the FDA in the United States and from similar foreign regulatory agencies in other jurisdictions) and in some jurisdictions, reimbursement authorization. There are no guarantees that we or our commercialization partners will obtain any additional regulatory approvals for our products. Even if we or our commercialization partners obtain additional regulatory approvals, we may never generate significant revenues from any commercial sales of our products. If we fail to successfully commercialize our current and future products, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

Our strategy with respect to RAVICTI includes accelerating the transition of UCD patients from BUPHENYL or generic equivalents to RAVICTI and increasing the diagnosis of UCD and treatment of untreated UCD patients through patient and physician outreach. Part of our success in our strategy will be obtaining favorable results from an on-going study of the use of RAVICTI to treat UCD in patients less than two years of age, the timely submission of a supplemental new drug application, or NDA, and approval of RAVICTI for the treatment in UCD in patients less than two years of age, and we cannot guarantee that any of these events will occur on our anticipated timeline or at all. In addition, RAVICTI is currently only approved for marketing in the United States. If required regulatory approvals in international markets are never obtained, are delayed or are not maintained, the market potential of RAVICTI will be limited. Additionally, if approval to market RAVICTI in Europe is not obtained prior to February 2016, when the RAVICTI composition of matter patent expires in European jurisdictions in which it is validated, we will not be eligible to apply to extend the patent’s term, and we will have to rely on maintaining orphan designation to ensure marketing exclusivity in Europe. We cannot guarantee that we can maintain orphan designation for RAVICTI in Europe as we must demonstrate that the product provides “significant benefit” in those UCD subtypes for which AMMONAPS® is approved.

We are solely dependent on third parties to commercialize certain of our products outside the United States. Failure of these third parties or any other third parties to successfully commercialize our products and product candidates in the applicable jurisdictions could have a material adverse effect on our business.*

We rely on Mundipharma for commercialization of LODOTRA in various European countries and certain Asian, Latin American, Middle Eastern, African and other countries. We rely on other third party distributors for commercialization of BUPHENYL in certain territories outside the United States for which we currently have rights. We have limited contractual rights to force these third parties to invest significantly in commercialization of LODOTRA or BUPHENYL in our markets. In the event that Mundipharma, our current ex-U.S. distributors for BUPHENYL, or any other third party with any future commercialization rights to any of our products or product candidates fail to adequately commercialize those products or product candidates because they lack adequate financial or other resources, decide to focus on other initiatives or otherwise, our ability to successfully commercialize our products or product candidates in the applicable jurisdictions would be limited, which would adversely affect our business, financial condition, results of operations and prospects. We have had disagreements with Mundipharma under our European agreements and may continue to have disagreements, which could harm commercialization of LODOTRA in Europe or result in the termination of our agreements with Mundipharma. We also rely on Mundipharma’s ability to obtain regulatory approval for LODOTRA in certain Asian, Latin American, Middle Eastern, African and other countries. In addition, our agreements with Mundipharma and our agreements with our current ex-U.S. distributors for BUPHENYL may be terminated by either party in the event of a bankruptcy of the other party or upon an uncured material breach by the other party. If these third parties terminated their agreements, we may not be able to secure an alternative distributor in the applicable territory on a timely basis or at all, in which case our ability to generate revenues from the sale of LODOTRA or BUPHENYL outside the United States would be materially harmed.

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

RAVICTI is currently only approved for marketing in the United States and our ability to expand our market potential will depend in part on our ability to obtain additional marketing approvals outside the United States. This is particularly true due to our decision to not pursue approval in the United States for the treatment of hepatic encephalopathy, or HE. On June 25, 2014 the European Medicines Agency, or EMA, accepted Hyperion’s MAA, commencing its review process which is expected to be completed in the fourth quarter of 2015 or the first quarter of 2016. Hyperion also submitted a New Drug Submission to Health Canada, or HC, for approval to market RAVICTI in Canada. However, in January 2015, Lucane Pharma, or Lucane, announced that it had received approval from HC to market its taste-masked NaPBA granules in Canada. It is our understanding that in Canada only the first phenylbutyrate-containing product approved for any indication receives “data protection” which is similar to “orphan drug exclusivity” in the United States. Hyperion was notified by HC that RAVICTI is not eligible for data protection. If we cannot successfully appeal this decision to obtain data protection, the application for marketing approval in Canada may be withdrawn. Regardless, we cannot be assured that the applications to market RAVICTI in Europe and Canada will be approved nor can we be certain of the timelines for regulatory decisions to be made. If we are unable to obtain approvals for RAVICTI outside the United States or determine that commercializing RAVICTI outside the United States is not economically viable, the market potential of RAVICTI will be limited.

Our limited history of commercial operations makes evaluating our business and future prospects difficult, and may increase the risk of any investment in our ordinary shares.*

Following our acquisition of Vidara in September 2014, our acquisition of the U.S. rights to PENNSAID 2% from Nuvo in October 2014 and our acquisition of Hyperion in May 2015, we have seven products approved in the United States, one product with broad approval for commercial sale in Europe, another product approved only for commercial sale in the U.K. thus far and one product which is approved in additional territories, including Europe. RAYOS/LODOTRA has been approved in the United States and over 35 other countries, including Australia, Colombia and select countries within Europe and Asia. However, we have a limited history of marketing LODOTRA through our distribution partners, and LODOTRA is not yet marketed in all of the countries where it has been approved. We began the commercial sale of DUEXIS in the United States in December 2011, the commercial sale of RAYOS in the United States in the fourth quarter of 2012, the commercial sale of VIMOVO in the United States in the first quarter of 2014 and the commercial sale of ACTIMMUNE as a combined company with Vidara in September 2014. We began commercializing PENNSAID 2% in the United States in January 2015 and began commercializing RAVICTI and BUPHENYL in May 2015. We face considerable risks and difficulties as a company with limited commercial operating history, particularly as a global consolidated entity with operating subsidiaries that also have limited operating histories. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. Our limited commercial operating history, including our limited history commercializing PENNSAID 2% and VIMOVO and, as a combined company, ACTIMMUNE, BUPHENYL and RAVICTI, makes it particularly difficult for us to predict our future operating results and appropriately budget for our expenses. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. For example, we may underestimate the resources we will require to successfully integrate our commercial organization with Hyperion’s, or to commercialize VIMOVO, ACTIMMUNE, PENNSAID 2%, BUPHENYL and RAVICTI within our organization or not realize the benefits we expect to derive from our recent acquisitions.

We have U.S. rights to ACTIMMUNE, PENNSAID 2% and VIMOVO but have no control over the activities of Boehringer Ingelheim to commercialize ACTIMMUNE outside the United States, Canada and Japan, AstraZeneca to commercialize VIMOVO outside of the United States or Nuvo or its licensees to commercialize PENNSAID 2% outside the United States, which could adversely impact commercialization of ACTIMMUNE, PENNSAID 2% and VIMOVO in the United States.*

AstraZeneca has retained its existing rights to VIMOVO in territories outside of the United States, including the right to use the VIMOVO name and related trademark. Similarly, Nuvo has retained its rights to PENNSAID 2% in territories outside of the United States and has announced its intention to seek commercialization partners outside the United States. We have little or no control over AstraZeneca’s activities with respect to VIMOVO outside of the United States or over Nuvo’s or its future commercial partners’ activities with respect to PENNSAID 2% outside of the United States, even though those activities could impact our ability to successfully commercialize PENNSAID 2% and VIMOVO in the United States. For example, Nuvo or its assignees or AstraZeneca or its assignees can make statements or use promotional materials with respect to PENNSAID 2% or VIMOVO, respectively, outside of the United States that are inconsistent with our positioning of the products in the United States, and could sell PENNSAID 2% or VIMOVO, respectively, in foreign countries, including Canada, at prices that are dramatically lower than the prices we charge in the United States. These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States, in particular because AstraZeneca is continuing to market VIMOVO outside the United States under the same VIMOVO brand name that we are using in the United States. In addition, product recalls or safety issues with PENNSAID 2% or VIMOVO outside the United States, even if not related to the commercial product we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market PENNSAID 2% and VIMOVO. We also rely on Nuvo and AstraZeneca or their assignees to provide us with timely and accurate safety information regarding the use of PENNSAID 2% or VIMOVO, respectively, outside of the United States, as we have or will have limited access to this information ourselves.

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

In connection with our acquisition of the U.S. rights to VIMOVO, we entered into a long-term master manufacturing services and product agreement with Patheon Pharmaceuticals Inc., or Patheon, for the supply of finished VIMOVO product. We have entered into long-term supply agreements with Divis Laboratories Limited and Minakem Holding SAS for the supply of the APIs of VIMOVO. In addition, we are required to obtain AstraZeneca’s consent prior to engaging any third-party manufacturers for esomeprazole, one of the APIs in VIMOVO, other than the third-party manufacturer(s) used by AstraZeneca or its affiliates or licensees. To the extent such manufacturers are unwilling or unable to manufacture esomeprazole for us on commercially acceptable terms, we cannot guarantee that AstraZeneca would consent to our use of alternate sources of supply.

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

With respect to PENNSAID 2%, we rely on an exclusive supply agreement with Nuvo for manufacturing and supply. If Nuvo licenses its rights to PENNSAID 2% to commercialization partners outside of the United States, it is possible that Nuvo would also agree to manufacture and supply PENNSAID 2% for those partners. In that case, we would have no guarantee that fulfilling demand for PENNSAID 2% in territories outside the United States would not impair Nuvo’s ability to supply us with our requested quantities of PENNSAID 2% in the United States. In addition, while our supply agreement with Nuvo provides for the qualification of additional manufacturing sites for PENNSAID 2%, we and Nuvo may not be successful in finding alternative manufacturers to supply PENNSAID 2% or agreeing to commercially reasonable terms with alternate suppliers. A key excipient used in PENNSAID 2% as a penetration enhancer is dimethyl sulfoxide, or DMSO. We and Nuvo rely on a sole proprietary form of DMSO for which we maintain a substantial safety stock. However, should this supply become inadequate, damaged, destroyed or unusable, we and Nuvo may not be able to qualify a second source.

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

Although we have entered into supply agreements for the manufacture of our products, our manufacturers may not perform as agreed or may terminate their agreements with us. Under our manufacturing and supply agreement with sanofi-aventis U.S., operating through Valeant, either we or sanofi-aventis U.S. may terminate the agreement upon an uncured breach by the other party or without cause upon two years prior written notice, so long as such notice is given after the third anniversary of the first commercial sale of DUEXIS. Under our master manufacturing services and product agreement with Patheon for finished VIMOVO product, either we or Patheon may terminate the agreement for uncured material breach by the other party or upon the other party’s bankruptcy or insolvency, we may terminate the agreement if any regulatory authority takes any action or raises any objection that prevents us from commercializing the VIMOVO product and Patheon may terminate the agreement if we assign our rights or obligations under the agreement to a competitor of Patheon or to a party that, in the reasonable opinion of Patheon, is not a credit worthy substitute for us, or in certain other circumstances where we assign the agreement without Patheon’s consent. Our manufacturing agreement with Boehringer Ingelheim has a term that runs until July 31, 2020, but the agreement may be terminated earlier by either us or Boehringer Ingelheim for an uncured material breach by the other party or upon the other party’s bankruptcy or insolvency. Under our manufacturing and supply agreement with Jagotec, either we or Jagotec may terminate the agreement in the event of an insolvency, liquidation or bankruptcy of the other party or upon an uncured breach by the other party. While we have the right to receive a continuing supply of RAYOS/LODOTRA from Jagotec for a period of 24 months after termination, we would need to move our manufacturing to our alternate supplier of RAYOS/ LODOTRA, Bayer, in such an event and we would have to qualify a new back-up manufacturer. The initial term of our supply agreement with Nuvo for PENNSAID 2% is through December 31, 2022, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. With respect to BUPHENYL, our supply agreement with Pharmaceutics International, Inc. is in place until April 1, 2017, however, the agreement may be terminated earlier by either party. The term of our manufacturing agreement with Halo Pharmaceutical, Inc. for RAVICTI runs until July 4, 2018, however, the agreement may be terminated earlier in the case of breach by either party if the other party is in material breach of any provision of the agreement and the other party fails to remedy such a breach within thirty days, or by us at any time for any reason. Our master services agreement with Lyne Laboratories, Inc. for RAVICTI runs until April 20, 2016, with provision for 12 monthly auto renewals thereafter, unless 6 months’ written notice is provided by either party. The agreement may be terminated earlier, on 30 days’ notice, in case of breach by either party. We rely on safety stock to mitigate the risk of our current suppliers electing to cease producing bulk drug product or ceasing to do so at acceptable prices and quality. However, we can provide no assurance that such safety stocks would be sufficient to avoid supply shortfalls in the event we have to identify and qualify new contract manufacturers.

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

As of December 31, 2010, we employed approximately 40 full-time employees as a consolidated entity. In anticipation of the commercial launch of DUEXIS, we hired approximately 80 sales representatives during the period from September 2011 through October 2011. Recently, we further increased the size of our sales force in connection with our acquisitions of PENNSAID 2% and Hyperion to a total of approximately 384 sales representatives. As of June 30, 2015 and December 31, 2014, we employed approximately 692 and 535 full-time employees, respectively, as a consolidated entity. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our products, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

As our commercialization plans and strategies continue to develop, we will need to continue to recruit and train sales and marketing personnel and expect to need to expand the size of our employee base for managerial, operational, financial and other resources as a result of our recent acquisitions of Vidara, PENNSAID 2% and Hyperion. Our ability to manage any future growth effectively may require us to, among other things:

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

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	difficulties in the integration of operations and systems;

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilation of employees and corporate cultures;

•	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the acquisition of Hyperion; and

•	challenges in attracting and retaining key personnel.

Many of these factors will be outside of our control and any one of these factors could result in increased costs, decreases in the amount of expected revenues and additional diversion of management’s time and energy, which could materially adversely impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of our business and Hyperion’s business are integrated successfully, the full benefits of the acquisition of Hyperion may not be realized, including the synergies, cost savings, revenue growth or other benefits that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of our business with Hyperion’s business. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the acquisition of Hyperion, and negatively impact the price of our ordinary shares. As a result, we cannot provide any assurance that the acquisition of Hyperion will result in the realization of the full benefits anticipated from the transactions.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize our products in the United States will be harmed.*

As DUEXIS and RAYOS were not fully commercially launched in the United States until December 2011 and January 2013, respectively, and we did not begin commercializing VIMOVO and PENNSAID 2% in the United States until the first quarter of 2014 and 2015, respectively, the members of our sales force have limited experience promoting our products. In addition, while the members of our sales force promoting ACTIMMUNE were previously promoting the product prior to our acquisition of Vidara, we have limited experience marketing ACTIMMUNE under our commercial organization. Likewise, while we have retained the substantial majority of Hyperion’s sales force promoting RACTIVI and BUPHENYL, we may not be successful in continuing to retain these employees and we otherwise have limited experience marketing these products under our commercial organization. As a result, we are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense our products. In addition, we must train our sales force to ensure that a consistent and appropriate message about our products is being delivered to our potential customers. Our sales representatives may also experience challenges promoting multiple products when we call on physicians and their office staff. This is particularly true with respect to DUEXIS and VIMOVO, since they are approved for similar indications and prescribed to similar patients. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives. As a result of the managed care environment and pharmacies switching patient’s prescriptions to a generic or over the counter brand, we have had to adjust the profile of the sales representatives we hire from the traditional pharmaceutical representative to a representative with business to business experience that is focused on the total office call in order to protect the prescription the physician has written and ensure the patient receives what their doctor ordered. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of our products and their proper administration and label indication, as well as our PME program, our efforts to successfully commercialize our products could be put in jeopardy, which could have a material adverse effect on our financial condition, share price and operations.

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

DUEXIS and VIMOVO face competition from Celebrex®, marketed by Pfizer, and several other branded NSAIDs. DUEXIS and VIMOVO also face significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers. Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS or VIMOVO. PENNSAID 2% faces competition from generic versions of PENNSAID 1.5% that are priced significantly less than the price we charge for PENNSAID 2% and Voltaren Gel, marketed by Endo Pharmaceuticals Solutions Inc., which is the market leader in the topical NSAID category. Legislation enacted in most states in the United States allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe DUEXIS, PENNSAID 2% or VIMOVO, those prescriptions may not result in sales. If we are unsuccessful in convincing physicians to complete prescriptions through our PME program or otherwise provide prescribing instructions prohibiting the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS or generic naproxen and branded Nexium® (esomeprazole) as a substitute for VIMOVO or generic PENNSAID 1.5% as a substitute for PENNSAID 2%, sales of DUEXIS, PENNSAID 2% and VIMOVO may suffer despite any success we may have in promoting DUEXIS, PENNSAID 2% or VIMOVO to physicians. In addition, other product candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known to us, may be developed and compete with DUEXIS or VIMOVO, respectively, in the future.

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

On July 15, 2013, we received a Paragraph IV Patent Certification from Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc., or Watson, advising that Watson had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On August 26, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Watson, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc., or collectively WLF, seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124 and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. We, together with Jagotec, have granted WLF a covenant not to sue with respect to US Patent Nos. 6,677,326 and 8,168,218, respectively, and accordingly these patents have been dismissed from the lawsuit. The court held a claim construction hearing on October 16, 2014, and issued its opinion and order on claim construction on November 10, 2014, adopting our proposed construction of both of the disputed claim terms. The court has set the pretrial conference for September 10, 2015. The trial date will be set following the pretrial conference.

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

Currently, patent litigation is pending in the United States District Court for the District of New Jersey against four generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey and have been consolidated for discovery purposes. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s; (ii) Lupin Limited and Lupin Pharmaceuticals Inc., or collectively Lupin; (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc., or collectively Mylan; and (iv) Watson and Actavis Pharma, Inc., or collectively Actavis. Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen Pharmaceuticals Inc., or Anchen, was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. We understand that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen VIMOVO patents, which are still the subject of patent litigations. As part of our acquisition of the U.S. rights to VIMOVO, we have taken over and are responsible for the patent litigations that include the Pozen patents licensed to us under the amended and restated collaboration and license agreement for the United States with Pozen, or the Pozen license agreement.

The VIMOVO cases were filed on April 21, 2011, July 25, 2011, October 28, 2011, January 4, 2013, May 10, 2013, June 28, 2013, October 23, 2013 and May 13, 2015 and collectively include allegations of infringement of U.S. Patent Nos. 6,926,907, 8,557,285, 8,852,636 and 8,858,996. On June 18, 2015, we amended the complaint to add a charge of infringement of U.S. Patent No. 8,865,190. We understand the cases arise from Paragraph IV notice letters providing notice of the filing of ANDAs with the FDA seeking regulatory approval to market generic versions of VIMOVO before the expiration of the patents-in-suit. We understand the Dr. Reddy’s notice letters were dated March 11, 2011, November 20, 2012 and April 20, 2015; the Lupin notice letters were dated June 10, 2011 and March 12, 2014; the Mylan notice letters were dated May 16, 2013 and February 9, 2015; the Actavis notice letters were dated March 29, 2013 and November 5, 2013; and the Anchen notice letter was dated September 16, 2011. The court has issued a claims construction order and has set a pretrial schedule but has not yet set a trial date.

On February 24, 2015, Dr. Reddy’s Laboratories, Inc. filed a Petition for Inter Partes Review, or IPR, of U.S. Patent No. 8,557,285, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted. On May 21, 2015, the Coalition for Affordable Drugs VII LLC filed a Petition for IPR of U.S. Patent No. 6,926,907, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On June 5, 2015, the Coalition for Affordable Drugs VII LLC filed another Petition for IPR of U.S. Patent No. 8,858,996, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On or about December 19, 2014, we filed a Notice of Opposition to a European patent, EP 2611457, to Roberto Testi, et al., covering compositions and methods for treating FA with interferon gamma, e.g., ACTIMMUNE. In the European Union, or EU, the grant of a patent may be opposed by one or more private parties.

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

We received from IGI Laboratories, Inc., or IGI, a Paragraph IV Patent Certification dated March 24, 2015 against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 advising that IGI had filed an ANDA with the FDA for a generic version of PENNSAID 2%. IGI has not advised us as to the timing or status of the FDA’s review of its filing. On May 21, 2015, we filed suit in the United States District Court for the District of New Jersey against IGI seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that IGI has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of IGI’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the IGI action.

We received from Amneal Pharmaceuticals LLC, or Amneal, a Paragraph IV Patent Certification dated April 2, 2015 against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 advising that Amneal had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Amneal has not advised us as to the timing or status of the FDA’s review of its filing. On May 15, 2015, we filed suit in the United States District Court for the District of New Jersey against Amneal seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Amneal has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Amneal’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Amneal action.

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

ACTIMMUNE is the only product currently approved by the FDA specifically for the treatment for CGD and SMO. While there are additional or alternative approaches used to treat patients with CGD and SMO, there are currently no products on the market that compete directly with ACTIMMUNE. A widely accepted protocol to treat CGD in the United States is the use of concomitant “triple prophylactic therapy” comprising ACTIMMUNE, an oral antibiotic agent and an oral antifungal agent. However, the FDA-approved labeling for ACTIMMUNE does not discuss this “triple prophylactic therapy,” and physicians may choose to prescribe one or both of the other modalities in the absence of ACTIMMUNE. Because of the immediate and life-threatening nature of SMO, the preferred treatment option for SMO is often to have the patient undergo a bone marrow transplant which, if successful, will likely obviate the need for further use of ACTIMMUNE in that patient. We are aware of a number of research programs investigating the potential of gene therapy as a possible cure for CGD. Additionally, other companies may be pursuing the development of products and treatments that target the same diseases and conditions which ACTIMMUNE is currently approved to treat. As a result, it is possible that our competitors may develop new products that manage CGD or SMO more effectively, cost less or possibly even cure CGD or SMO. In addition, U.S. healthcare legislation passed in March 2010 authorized the FDA to approve biological products, known as biosimilars, that are similar to or interchangeable with previously approved biological products, like ACTIMMUNE, based upon potentially abbreviated data packages. Biosimilars are likely to be sold at substantially lower prices than branded products because the biosimilar manufacturer would not have to recoup the research and development and marketing costs associated with the branded product. The development and commercialization of any competing products or the discovery of any new alternative treatment for CGD or SMO could have a material adverse effect on sales of ACTIMMUNE and its profitability.

BUPHENYL’s composition of matter patent protection and orphan drug exclusivity have expired. Because BUPHENYL has no regulatory exclusivity or listed patents, there is nothing to prevent a competitor from submitting an ANDA for a generic version of BUPHENYL and receiving FDA approval. In November 2011, Ampolgen Pharmaceuticals, LLC received FDA approval for a generic version of NaPBA tablets, which may compete with RAVICTI and BUPHENYL in treating UCD. In March 2013, SigmaPharm Laboratories, LLC received FDA approval for a generic version of NaPBA powder, which competes with BUPHENYL and may compete with RAVICTI in treating UCD. In July 2013, Lucane received marketing approval from the EMA for taste-masked NaPBA and has announced a distribution partnership in Canada. In January 2015, Lucane announced it had received marketing approval for its taste masked NaPBA in Canada. We believe Lucane is also seeking approval via an ANDA in the United States. If this ANDA is approved, this formulation may compete with RAVICTI and BUPHENYL in treating UCD in the United States. Generic versions of BUPHENYL to date have been priced at a discount relative to BUPHENYL or RAVICTI, and physicians, patients, or payors may decide that this less expensive alternative is preferable to BUPHENYL and RAVICTI. If this occurs, sales of BUPHENYL and/or RAVICTI could be materially reduced, but we would nevertheless be required to make royalty payments to Ucyclyd Pharma, Inc., or Ucyclyd, and another external party, at the same royalty rates. While Ucyclyd and its affiliates are generally contractually prohibited from developing or commercializing new products, anywhere in the world, for the treatment of UCD or HE, which are chemically similar to RAVICTI, they may still develop and commercialize products that compete with RAVICTI. For example, products approved for indications other than UCD and HE may still compete with RAVICTI if physicians prescribe such products off-label for UCD or HE. We are also aware that Orphan Europe is conducting a clinical trial of carglumic acid to treat some of the UCD enzyme deficiencies for which RAVICTI was approved. Promethera has successfully completed Phase I/II trials of its cell-based therapy for the treatment of UCD and plans to conduct a Phase IIb/III clinical trial. Carglumic acid is approved for maintenance therapy for chronic hyperammonemia and to treat hyperammonenic crises in N¬acetylglutamate synthase deficiency, a rare UCD subtype, and is sold under the name Carbaglu. If the results of this trial are successful and Orphan Europe is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, RAVICTI would face additional competition from this compound.

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

If we are unable to maintain or realize the benefits of orphan drug exclusivity for RAVICTI for the treatment of UCD in the United States, we may face increased competition.*

Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. RAVICTI was granted orphan drug exclusivity by the FDA in May 2013, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until February 2020, seven years from the date of its approval. However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering RAVICTI, we could be subject to generic competition and revenues from RAVICTI could decrease materially. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as RAVICTI despite orphan drug exclusivity, we may face increased competition and lose market share with respect to RAVICTI. RAVICTI does not have orphan drug exclusivity in the EU or other regions of the world.

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

Similarly, from time to time we are involved in disputes with distributors, PBMs and licensing partners regarding our rights and performance of obligations under contractual arrangements. For example, we previously entered into a rebate agreement with a PBM, pursuant to which we were required to pay certain rebates on certain of our products that were reimbursed by health plans contracting with the PBM with respect to their formularies. In 2014, we sent a notice alerting the PBM of certain material breaches by the PBM under the agreement and indicating that the agreement would automatically terminate if the material breaches were not cured within 30 days. Among other things, the breaches by the PBM involved repeated invoices that included claims for rebates which were not eligible for payment under the agreement. Following the 30-day period, during which the PBM did not take action to cure the breaches or formally respond to the notice, we sent another notice informing the PBM that the agreement was terminated as of the end of the 30-day period in accordance with its terms and we ceased paying further rebates under the agreement. On November 6, 2014 and March 9, 2015, we received letters from the PBM asserting that the breaches we alleged in our termination notice were not material breaches and therefore the agreement was not terminated and remains in effect. In addition, the PBM has claimed that we owe approximately $68 million in past price protection and utilization rebates related to VIMOVO and DUEXIS and further rebates on sales of VIMOVO and DUEXIS continuing after the date we believe the agreement was terminated. The substantial majority of these rebate claims relate to price protection rebates on VIMOVO which we believe are precluded under the agreement, particularly because VIMOVO was not covered under the agreement until after we had established an initial price for VIMOVO under one of our national drug codes. Based upon the terms of the agreement and the PBM’s actions, we believe that the PBM’s claims in its November 6, 2014 and March 9, 2015 letters are without merit and we intend to vigorously defend against them. However, we cannot predict the outcome of this dispute, including whether it will result in litigation. If we are unsuccessful in defending against the PBM’s claims, and in light of the significant number of health plans that contract with the PBM, we could be forced to make substantial payments to the PBM for past and/or future rebates, at least through 2014. While the stated term of the agreement was through 2015, even if the PBM successfully argued that we did not validly terminate the contract due to material breach, we do not expect that we would owe further rebates in 2015 based on certain actions of the PBM. We also believe that we may have claims for damages that we could assert against the PBM. In any event, resolving the dispute with the PBM or being subject to related litigation may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us.

On June 12, 2014, Hyperion acquired Andromeda Biotech Ltd, or Andromeda, an Israeli company developing DiaPep277® for the treatment of recent onset Type 1 diabetes, from Clal Biotechnology Industries Ltd., or CBI. On September 8, 2014, Hyperion announced the termination of further development of DiaPep277 beyond completion of the ongoing clinical trial as a result of evidence Hyperion uncovered that certain employees of Andromeda engaged in serious misconduct that compromised clinical trial results. Hyperion subsequently terminated the Andromeda employees involved in the misconduct and became involved in a legal dispute with CBI related to Andromeda. On February 16, 2015 Hyperion reached an agreement with CBI and Yeda Research and Development Company Ltd., or Yeda, the company from which Andromeda licenses the underlying DiaPep277 technology, to resolve DiaPep277-related claims against one another, and Hyperion granted CBI an option to acquire all of the outstanding stock of Andromeda. In connection with the agreement, the parties appointed a steering committee to oversee the completion of an on-going clinical trial of DiaPep277 with representatives of CBI and Yeda and a non-voting member appointed by Hyperion. Also on February 16, 2015, Hyperion entered into a release with Evotec International GmbH, or Evotec, pursuant to which Evotec released its previously asserted claims that it was entitled to a milestone payment from Hyperion in connection with Hyperion’s acquisition of Andromeda and that it had suffered harm from recent incidents in relation to DiaPep277 in exchange for a payment of $500,000 from Hyperion. In connection with the closing, CBI transferred to Hyperion beneficial ownership of 96,612 shares of Hyperion common stock, which shares were exchanged for a cash payment in connection with our acquisition of Hyperion. CBI cannot complete the transfer until it obtains a valid tax certificate from the tax authority in Israel exempting CBI from an obligation to withhold Israeli taxes in connection with the transfer. It is possible that this transfer will be delayed and it is possible we may owe taxes in Israel in connection with this transfer.

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

Our pursuit of a potential acquisition of Depomed, including our involvement in related litigation, could be expensive and time consuming and divert attention and resources from the operation of our business.

On July 7, 2015, we announced our original proposal to acquire all of the outstanding shares of common stock of Depomed, Inc., or Depomed, for $29.25 per share in an all-stock transaction valued at approximately $3.0 billion. Subsequently, on July 21, 2015, we increased the value of our all-stock proposal to $33.00 per share, contingent on Depomed entering into good faith discussions regarding a transaction. At this time, no merger agreement or other agreement relating to the acquisition proposal has been entered into between Depomed and us, and we cannot provide any assurance as to whether or when a transaction with Depomed will be consummated or the terms thereof.

On August 3, 2015, we filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, naming as defendants Depomed and the members of its board of directors, or the Depomed Board, Vicente J. Anido, Jr., Karen A. Dawes, Louis J. Lavigne, Jr., Samuel R. Saks, James A. Schoeneck, Peter D. Staple and David B. Zenoff. The lawsuit alleges that the adoption by the Depomed Board of the Rights Agreement dated as of July 12, 2015 between Depomed and Continental Stock Transfer & Trust Company, as Rights Agent, or the Depomed Rights Agreement, and Sections 2(b), 2(c), 2(d), and 5(d) of Depomed’s Amended and Restated Bylaws, effective July 12, 2015, or the Depomed Bylaws, violates the General Corporation Law of the California Corporations Code, constitutes ultra vires acts and breaches the fiduciary duties of the members of the Depomed Board. The lawsuit seeks, among other things, an order (i) declaring that the Depomed Rights Agreement and Sections 2(b), 2(c), and 2(d) of the Depomed Bylaws are invalid under California law, (ii) declaring that the members of the Depomed Board breached their fiduciary duties by enacting the Depomed Rights Agreement and Sections 2(b), 2(c), 2(d), and 5(d) of the Depomed Bylaws, (iii) enjoining the members of the Depomed Board from relying on, implementing, applying or enforcing either the Depomed Rights Agreement or Sections 2(b), 2(c), 2(d), or 5(d) of the Depomed Bylaws, (iv) enjoining the members of the Depomed Board from taking any improper action designed to impede, or which has the effect of impeding, our proposal to acquire Depomed in an all-stock transaction or our efforts to acquire control of Depomed and (v) compelling the members of the Depomed Board to redeem the Depomed Rights Agreement or to render it inapplicable to us.

Also on August 3, 2015, Depomed filed a complaint against us in the Superior Court of the State of California, County of Santa Clara, alleging that, in connection with our bid to acquire Depomed, we used confidential and proprietary information related to Depomed’s product NUCYNTA®. The lawsuit seeks an injunction to prevent our alleged use of confidential and trade secret data of Depomed and allegedly false and misleading statements in connection with our proposed acquisition of Depomed. We believe these allegations are without merit and intend to defend ourselves vigorously.

Our continued pursuit of an acquisition of Depomed, including the related litigation described above and any new litigation, may be expensive and time consuming to us, may ultimately be unsuccessful, and could divert attention and resources from the operation of our business and from our pursuit of other business opportunities that we may also view as beneficial.

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

•	compliance with German laws with respect to our Horizon Pharma GmbH subsidiary through which Horizon Pharma Switzerland GmbH conducts most of its European operations;

•	compliance with Israeli laws with respect to Andromeda;

•	foreign government taxes, regulations and permit requirements;

•	U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;

•	anti-corruption laws, including the Foreign Corrupt Practices Act, or the FCPA;

•	economic weakness, including inflation, natural disasters, war, events of terrorism or political instability in particular foreign countries;

•	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues, and other obligations related to doing business in another country;

•	compliance with tax, employment, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	changes in diplomatic and trade relationships; and

•

challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States.

Our business activities outside of the United States are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K.’s Bribery Act 2010, or the U.K. Bribery Act. The FCPA and similar anti-corruption laws generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available. Furthermore, under the U.K. Bribery Act there is no exception for facilitation payments. As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the SEC and the U.S. Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd–Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls. However, there is no certainty that all employees and third party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.

These and other risks associated with our international operations may materially adversely affect our business, financial condition and results of operations.

If we fail to develop, acquire or in-license other product candidates or products, our business and prospects would be limited.*

A key element of our strategy is to develop, acquire or in-license and commercialize a portfolio of other products or product candidates in addition to our current products, through business or product acquisitions. Because we do not engage in proprietary drug discovery, the success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire or in-license approved or clinically enabled product candidates for therapeutic indications that complement or augment our current products, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting, acquiring or in-licensing promising products or product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product or product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire or in-license suitable products or product candidates from third parties or acquire businesses at valuations and on other terms acceptable to us, or if we are unable to raise capital required to acquire or in-license businesses or new products, our business and prospects will be limited.

Moreover, any product candidate we acquire or in-license may require additional, time-consuming development or regulatory efforts prior to commercial sale or prior to expansion into other indications, including preclinical studies if applicable, and extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risk of failure that is inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective or desired than other commercially available alternatives.

In addition, if we fail to successfully commercialize and further develop our products, there is a greater likelihood that we will fail to successfully develop a pipeline of other product candidates to follow our existing products or be able to acquire other products to expand our existing portfolio, and our business and prospects would be harmed.

Our November 2013 acquisition of the U.S. rights to VIMOVO, the September 2014 acquisition of Vidara, our October 2014 acquisition of the U.S. rights to PENNSAID 2%, the May 2015 acquisition of Hyperion and any other strategic transactions that we may pursue in the future could have a variety of negative consequences, and we may not realize the benefits of such transactions or attempts to engage in such transactions.*

We acquired the U.S. rights to VIMOVO in November 2013, merged our business with Vidara’s business in September 2014, acquired the U.S. rights to PENNSAID 2% in October 2014 and acquired Hyperion in May 2015. From time to time, we may seek to engage in additional strategic transactions with third parties, such as acquisitions of companies or divisions of companies, asset purchases or in-licensing of products or product candidates or technologies that we believe will complement or augment our existing business. We may also consider a variety of other business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and other investments. Any such transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose significant integration challenges, create additional tax, legal, accounting and operational complexities in our business, require additional expertise, result in dilution to our existing shareholders and disrupt our management and business, which could harm our operations and financial results. For example, in connection with our acquisition of the U.S. rights to VIMOVO, we assumed primary responsibility for the existing patent infringement litigation with respect to VIMOVO, and have also agreed to reimburse certain legal expenses of Pozen with respect to its continued involvement in such litigation, and we assumed responsibility for the existing patent infringement litigation with respect to RAVICTI upon the closing of the acquisition of Hyperion and have assumed responsibility for completing post-marketing clinical trials of RAVICTI that are required by the FDA and are ongoing. We expect that the RAVICTI litigation will result in substantial on-going expenses and potential distractions to our management team. Moreover, we face significant competition in seeking appropriate strategic transaction opportunities and the negotiation process for any strategic transaction can be time-consuming and complex. In addition, we may not be successful in our efforts to engage in certain strategic transactions because our financial resources may be insufficient and/or third parties may not view our commercial and development capabilities as being adequate. We may not be able to expand our business or realize our strategic goals if we do not have sufficient funding or cannot borrow or raise additional capital. There is no assurance that following our acquisition of the U.S. rights to VIMOVO, the acquisition of Vidara, our acquisition of the U.S. rights to PENNSAID 2%, the acquisition of Hyperion or any other strategic transaction, we will achieve the anticipated revenues, net income or tax benefits that we believe justify such transactions. In addition, any failures or delays in entering into strategic transactions anticipated by analysts or the investment community could seriously harm our consolidated business, financial condition, results of operations or cash flow.

Our parent company may not be able to successfully maintain its current advantageous tax status and resulting tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.*

Our parent company is incorporated in Ireland and maintains subsidiaries in multiple jurisdictions, including Ireland, the U.K, the United States, Switzerland, Luxembourg, Germany and Bermuda. Prior to the acquisition of Vidara, Vidara was able to achieve a favorable tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. We are continuing a substantially similar structure and arrangements. Taxing authorities, such as the U.S. Internal Revenue Service, or IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We expect that these challenges will continue as a result of the recent increase in scrutiny and political attention on corporate tax structures. The IRS may challenge our structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The IRS may not agree with our conclusion that our parent company should be treated as a foreign corporation for U.S. federal income tax purposes following the combination of the businesses of Horizon Pharma, Inc. and Vidara Therapeutics International plc.*

Although our parent company is incorporated in Ireland, the IRS, may assert that it should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code. A corporation is generally considered a tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Because our parent company is an Irish incorporated entity, it would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 provides an exception pursuant to which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes.

Under Section 7874, and as a result of the fact that the former stockholders of Horizon Pharma, Inc., or HPI, owned (within the meaning of Section 7874) less than 80% (by both vote and value) of the combined entity’s stock immediately after the acquisition of Vidara, we believe our parent company qualifies as a foreign corporation for U.S. federal income tax purposes following the acquisition of Vidara. However, there can be no assurance that there will not exist in the future a subsequent change in the facts or in law which might cause our parent company to be treated as a domestic corporation for U.S. federal income tax purposes, including with retroactive effect.

Further, there can be no assurance that the IRS will agree with the position that the ownership test was satisfied. There is limited guidance regarding the application of Section 7874 of the Code, including with respect to the provisions regarding the application of the ownership test. If our parent company were unable to be treated as a foreign corporation for U.S. federal income tax purposes, one of our significant strategic reasons for completing the acquisition Vidara would be nullified and we may not be able to recoup the significant investment in completing the transaction.

Future changes to U.S. and non-U.S. tax laws could materially adversely affect our company.*

Under current law, we expect our parent company to be treated as a foreign corporation for U.S. federal income tax purposes. However, changes to the rules in Section 7874 of the Code or regulations promulgated thereunder or other guidance issued by the U.S. Treasury or the IRS could adversely affect our parent company’s status as a foreign corporation for U.S. federal income tax purposes, and any such changes could have prospective or retroactive application. If our parent company is treated as a domestic corporation, more of our income will be taxed by the United States which may substantially increase our effective tax rate.

Notice 2014-52, issued in September 2014, states that the Treasury and the IRS expect to issue guidance to further limit the benefits of inversions including guidance that will address earnings stripping by foreign multinational corporations through interest deductions on inter-company debt. Limitations on the ability of our U.S. group to deduct interest on inter-company debt could result in more of our income being taxed by the United States and thereby increase our effective tax rate.

In July 2015, the International Tax Bipartisan Tax Working Group of the United States Senate Committee on Finance, or the Finance Committee, issued its report on international tax reform. The Finance Committee’s co-chairs concluded that it will be necessary to limit earnings stripping by foreign multinationals through interest deductions on inter-company debt in order to eliminate a competitive advantage that foreign multinationals would otherwise have over domestic multinational companies. This and other international tax reforms proposed by the Finance Committee could result in more of our income being taxed by the United States and thereby increase our effective tax rate.

In addition, the Organization for Economic Co-operation and Development, or OECD, is close to completing its Base Erosion and Profit Shifting Project that will establish international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on inter-company debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction). If these standards are implemented by OECD members, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than it is currently taxed at which may substantially increase our effective tax rate.

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

We are, with respect to our current products, and will be, with respect to any other product or product candidate for which we obtain FDA approval or which we acquire or in-license, subject to ongoing FDA obligations and continued regulatory review, which may result in significant additional expense. Additionally, any other product candidate, if approved by the FDA, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.*

Any regulatory approvals that we obtain for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. In addition, with respect to our currently FDA-approved products (and with respect to our product candidates, if approved), the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, good clinical practices, or GCPs, international conference on harmonization regulations, or ICH regulations, and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our products in clinical development, for any clinical trials that we conduct post-approval. In connection with our November 2013 acquisition of the U.S. rights to VIMOVO, we assumed responsibility for completing an ongoing Pediatric Research Equity Act post-marketing requirement study in children 12 years to 16 years and 11 months of age with Juvenile RA for which the FDA recently granted an extension with a final report due date of December 2015. With respect to RAVICTI, the FDA imposed several post-marketing requirements and a post-marketing commitment, which include remaining obligations to conduct studies in UCD patients during the first two months of life and from two months to two years of age, including a study of the pharmacokinetics in both age groups, and a randomized study to determine the safety and efficacy in UCD patients who are treatment naïve to phenylbutyrate treatment.

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

Outside of the United States, the success of our products, including LODOTRA and, if widely approved, DUEXIS, as well as BUPHENYL and, if approved outside the United States, RAVICTI, will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. To date, LODOTRA is approved in over 35 countries outside the United States, and reimbursement for LODOTRA has been obtained in Germany, Italy, Sweden and Switzerland. Mundipharma is seeking coverage for LODOTRA in a number of countries and currently sells LODOTRA without coverage in a limited number of countries. BUPHENYL is marketed in select countries throughout Europe, the Middle East and the Asia-Pacific region. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Recently, many countries in the EU have increased the amount of discounts required on pharmaceutical products, which we believe has impacted the reimbursement rates and timing to launch for LODOTRA to date, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. For example, legislation was recently enacted in Germany that will increase the rebate on prescription pharmaceuticals and likely lower the revenues from the sale of LODOTRA in Germany that we would otherwise receive. As a result of these pricing practices, it may become difficult to achieve profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

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

We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. There may be additional pressure by payors and healthcare providers to use generic drugs that contain the active ingredients found in BUPHENYL, DUEXIS, PENNSAID 2%, RAYOS/LODOTRA and VIMOVO or any other product candidates that we may develop, acquire or in-license. If we fail to successfully secure and maintain coverage and adequate reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, results of operations, financial condition and prospects. We may also experience pressure from payors concerning certain promotional approaches that we may implement such as our PME program or any other co-pay or free product programs whereby we assist qualified patients with certain out-of-pocket expenditures for our product. If we are unsuccessful with our PME program or any other co-pay initiatives or free product programs, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors. We may also experience financial pressure in the future which would make it difficult to support investment levels in access in areas such as managed care contract rebates, PME investments and other access tools.

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

We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using our products, reduce product utilization and adversely affect our business and results of operations. It is unclear whether and to what extent, if at all, other potential developments resulting from the ACA, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us with additional revenue to offset the annual excise tax (on certain drug product sales) enacted under the ACA, subject to limited exceptions. It is possible that the tax burden, if ours is not excepted, would adversely affect our financial performance, which in turn could cause the price of our ordinary shares to decline. The ACA, among other things, also established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current products and/or those for which we may receive regulatory approval in the future.

We are subject, directly or indirectly, to federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

In the United States, we are subject directly, or indirectly through our customers, to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, civil monetary penalty statutes prohibiting beneficiary inducements, and similar state laws, federal and state privacy and security laws, sunshine laws, government price reporting laws, and other fraud laws, as described in greater detail in the Government Regulation section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which is incorporated by reference herein. These laws may impact, among other things, our current and proposed sales, marketing and educational programs, as well as other possible relationships with customers, pharmacies, physicians, payors, and patients.

Compliance with these laws, including the development of a comprehensive compliance program, is difficult, costly and time consuming. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. These risks may be increased where there are evolving interpretations of applicable regulatory requirements, such as those applicable to manufacturer co-pay initiatives. Pharmaceutical manufacturer co-pay initiatives and free product programs are the subject of ongoing litigation (involving other manufacturers and to which we are not a party) and evolving interpretations of applicable regulatory requirements and certain state laws, and any change in the regulatory or enforcement environment regarding such programs could impact our ability to offer such programs. If we are unsuccessful with our PME program, any other co-pay initiatives or free product programs, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors, or be subject to significant penalties. We are engaged in various business arrangements with current and potential customers, and we can give no assurance that such arrangements would not be subject to scrutiny under such laws, despite our efforts to properly structure such arrangements. Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend our business activities against enforcement or litigation. Further, we cannot give any assurances that business activities or arrangements of Hyperion prior to our acquisition of Hyperion will not be scrutinized or subject to enforcement or litigation.

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

Our products or any other product candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization, result in product re-labeling or withdrawal from the market or have a significant impact on customer demand.*

Undesirable side effects caused by any product candidate that we develop could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. In our two Phase 3 clinical trials with DUEXIS, the most commonly reported treatment-emergent adverse events were nausea, dyspepsia, diarrhea, constipation and upper respiratory tract infection. In Phase 3 endoscopic registration clinical trials with VIMOVO, the most commonly reported treatment-emergent adverse events were erosive gastritis, dyspepsia, gastritis, diarrhea, gastric ulcer, upper abdominal pain, nausea and upper respiratory tract infection. The most common side effects observed in pivotal trials for ACTIMMUNE were “flu-like” or constitutional symptoms such as fever, headache, chills, myalgia and fatigue. The most commonly reported treatment-emergent adverse events in the Phase 3 clinical trials with RAYOS/LODOTRA included flare in rheumatoid arthritis related symptoms, abdominal pain, nasopharyngitis, headache, flushing, upper respiratory tract infection, back pain and weight gain. The most common adverse events reported in a Phase 2 clinical trial of PENNSAID 2% were application site reactions, such as dryness, exfoliation, erythema, pruritus, pain, induration, rash and scabbing. With respect to BUPHENYL, the most common side effects are change in the frequency of breathing, lack of or irregular menstruation, lower back, side, or stomach pain, mood or mental changes, muscle pain or twitching, nausea or vomiting, nervousness or restlessness, swelling of the feet or lower legs, unpleasant taste and unusual tiredness or weakness. With respect to RAVICTI, the most common side effects are diarrhea, nausea, decreased appetite, gas, vomiting, high blood levels of ammonia, headache, tiredness and dizziness.

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

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or if they experience regulatory compliance issues, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.*

We have agreements with third-party contract research organizations, CROs, to conduct our clinical programs, including those required for post-marketing commitments and our on-going Phase 3 trial of ACTIMMUNE for the treatment of FA, and we expect to continue to rely on CROs for the completion of on-going and planned clinical trials of RAVICTI. We may also have the need to enter into other such agreements in the future if we were to develop other product candidates or conduct clinical trials in additional indications for our existing products. In connection with our on-going Phase 3 study to evaluate ACTIMMUNE for the treatment of FA, we are working with the Clinical Trials Coordination Center, an academic research organization that is part of the Center for Human Experimental Therapeutics at the University of Rochester to conduct the FA Phase 3 study as well as collaborating with the Friedreich’s Ataxia Research Alliance, or FARA, and select investigators of FARA’s Collaborative Clinical Research Network in FA. We rely heavily on these parties for the execution of our clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We and our CROs are required to comply with current GCP or ICH regulations. The FDA enforces these GCP or ICH regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCP or ICH regulations, the data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCP or ICH regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

With respect to our on-going Phase 3 clinical trial to evaluate ACTIMMUNE for the treatment of FA, and to the extent that we are required to conduct additional clinical development of any of our existing or later acquired products or we conduct clinical development of earlier stage product candidates or for other additional indications for ACTIMMUNE or RAYOS/LODOTRA, we may experience delays in these clinical trials. We do not know whether any additional clinical trials will be initiated in the future, begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.*

We face an inherent risk of product liability as a result of the commercial sales of our products and the clinical testing of our product candidates. For example, we may be sued if any of our products or product candidates allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products and product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical studies and commercial product sales in the amount of $30 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the on-going commercialization of our current products in the United States, and/or the potential commercial launches of DUEXIS, LODOTRA or RAVICTI in additional markets, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and have not yet achieved profitability.*

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara and Hyperion. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had net income of $12.3 million for the six months ended June 30, 2015 and net losses of $263.6 million, $149.0 million and $87.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of June 30, 2015, we had an accumulated deficit of $708.5 million. Our losses have resulted principally from costs incurred in our development activities for our products and product candidates, commercialization activities related to our products, cash associated with our acquisition transactions and costs associated with derivative liability accounting. Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. While we anticipate that we will become profitable in the future, whether and when we achieve this will depend on the revenues we generate from the sale of our products being sufficient to cover our operating expenses, and we have not achieved profitability to date.

We have limited sources of revenues and significant expenses. Even if we achieve profitability in the future, we cannot be certain that we will sustain profitability, which would depress the market price of our ordinary shares and could cause our investors to lose all or a part of their investment.*

Our ability to become profitable depends upon our ability to generate revenues from sales of our products. We have a limited history of commercializing our products as a company, and commercialization has been primarily in the United States. We may never be able to successfully commercialize our products or develop or commercialize other products in the United States, which we believe represents our most significant commercial opportunity. Our ability to generate future revenues depends heavily on our success in:

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

We may need to obtain additional financing to fund additional acquisitions.*

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•

commercialize our existing products in the United States, including due to the substantial expansion of our sales force we completed in connection with our November 2013 acquisition of the U.S. rights to VIMOVO and the additional expansion of our sales force in connection with our acquisitions of Hyperion and the U.S. rights to PENNSAID 2%;

•	complete the regulatory approval process, and any future required clinical development related thereto, for our products and product candidates;

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

While we believe that our existing cash and cash equivalents will be sufficient to fund our operations to the point of generating continuous positive cash flow based on our current expectations of continued revenue growth, we may need to raise additional funds if we choose to expand our commercialization or development efforts more rapidly than presently anticipated, if we develop, acquire or in-license additional products or acquire companies, or if our revenue does not meet expectations.

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

Our Swiss subsidiary, Horizon Pharma Switzerland GmbH, is subject to Swiss laws regarding over-indebtedness that require Horizon Pharma Switzerland GmbH to maintain assets in excess of its liabilities. As of June 30, 2015, Horizon Pharma Switzerland GmbH was not over-indebted. However, Horizon Pharma Switzerland GmbH has previously been over-indebted, including at

December 31, 2013. We will continue to monitor and review Horizon Pharma Switzerland GmbH’s financial position and, as necessary, will address any over-indebtedness, which could require us to have cash at Horizon Pharma Switzerland GmbH in excess of its near-term operating needs and could affect our ability to have sufficient cash at our other subsidiaries to meet their near-term operating needs.

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.*

As of June 30, 2015, we had $1,136.9 million book value, or $1,275.0 million principal amount, of indebtedness, including $400.0 million in secured indebtedness. In connection with the acquisition of Hyperion, we issued $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in April 2015 and borrowed $400.0 million in principal amount of secured loans pursuant to a credit agreement we entered into in May 2015 with Citibank, N.A, as administrative and collateral agent, and the lenders from time to time party thereto, or the credit agreement, providing for (i) a five-year $400.0 million term loan facility, or the 2015 Term Loan Facility; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder, or the 2015 Senior Secured Credit Facility. Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

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

•	exposing us to the risk of increased interest rates to the extent of any future borrowings, including borrowings under our 2015 Senior Secured Credit Facility, at variable rates of interest;

•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, including our outstanding notes, our 2015 Senior Secured Credit Facility, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such indebtedness;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes;

•

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage may prevent us from exploiting; and

•	restricting us from pursuing certain business opportunities.

The indenture governing the 2023 Senior Notes and the credit agreement impose, and the terms of any future indebtedness may impose, various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales, merge, consolidate with or merge or sell all or substantially all of our assets, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries, and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

Our ability to obtain future financing and engage in other transactions may be restricted by these covenants. In addition, any credit ratings will impact the cost and availability of future borrowings and our cost of capital. Our ratings at any time will reflect each rating organization’s then opinion of our financial strength, operating performance and ability to meet our debt obligations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future. A reduction in our credit ratings may limit our ability to borrow at acceptable interest rates. If our credit ratings were downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might otherwise be available. Any impairment of our ability to obtain future financing on favorable terms could have an adverse effect on our ability to refinance any of our then-existing debt and may severely restrict our ability to execute on our business strategy, which includes the continued acquisition of additional products or businesses.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.*

Our ability to make scheduled payments under or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Our ability to generate cash flow to meet our payment obligations under our debt may also depend on the successful implementation of our operating and growth strategies. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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

We generally have broad discretion in the use of our cash and may not use it effectively.*

Our management has broad discretion in the application of our cash, and investors will be relying on the judgment of our management regarding the use of our cash. Our management may not apply our cash in ways that ultimately increase the value of any investment in our securities. We expect to use our existing cash to fund U.S. commercialization activities for our products, to potentially fund additional regulatory approvals of DUEXIS, ACTIMMUNE, RAYOS/LODOTRA and RAVICTI, to potentially fund development, life cycle management or manufacturing activities of ACTIMMUNE, RAYOS/LODOTRA and PENNSAID 2% for other indications, to potentially fund additional product or business acquisitions and for working capital, capital expenditures and general corporate purposes. We may also invest our cash in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our shareholders. If we do not invest or apply our cash in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause the price of our ordinary shares to decline.

Our ability to utilize our net operating loss carry forwards and certain other tax attributes may be limited.*

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use pre-change net operating loss carry forwards and other pre-change tax attributes to offset post-change income may be limited. In September 2014, the acquisition of Vidara triggered an “ownership change” limitation and, as a result, we will be subject to annual limits on our ability to utilize net operating loss carry forwards of Horizon Pharma Inc. and its subsidiaries. We estimate this will result in annual limits of $89.5 million in 2015, 2016 and 2017. Furthermore, we continue to carry forward our annual limitation resulting from an ownership change date of August 2, 2012. The limitation on pre-change net operating losses incurred prior to the August 2, 2012 change date is $26.0 million, $19.6 million and $14.6 million in 2015, 2016 and 2017 respectively. During the second quarter, we also recognized additional net operating losses and federal tax credits as a result of the Hyperion acquisition on May 7, 2015 in the amount of $32.4 million of net operating losses and $26.5 million of federal tax credits. We continue to carryforward our annual limitation of $50.0 million resulting from the last ownership change date in 2014. However, we expect that the annual limitation will be increased as a result of the Hyperion acquisition and the fair value of Hyperion. The net operating loss carry forward limitation is cumulative such that any use of the carry forwards below the limitations in one year will result in a corresponding increase in the limitations for the subsequent tax year.

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

At June 30, 2015, we had $667.1 million of cash and cash equivalents consisting of cash, money market funds and short-term bank time deposits. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2015, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Our failure to comply with any of the covenants could result in a default under the credit agreement or the indenture governing the 2023 Senior Notes, which could permit the administrative agent or the trustee, as applicable, to, or permit the lenders or the holders of the 2023 Senior Notes to cause the administrative agent or the trustee, as applicable, to, declare all or part of any outstanding loans or the notes to be immediately due and payable or to exercise any remedies provided to the administrative agent or the trustee, including, in the case of the credit agreement proceeding against the collateral granted to secure our obligations under the credit agreement. An event of default under either the credit agreement or the indenture governing the 2023 Senior Notes could also lead to an event of default under the terms of the other agreement and the indentures governing our outstanding 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes. Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.

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

On July 15, 2013, we received a Paragraph IV Patent Certification from Watson advising that Watson had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On August 26, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against WLF seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that WLF has infringed U.S. Patent Nos. 6,488,960, 6,677,326, 8,168,218, 8,309,124, and 8,394,407 by filing an ANDA seeking approval from the FDA to market generic versions of RAYOS containing 1 mg, 2 mg, and 5 mg of prednisone prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of WLF’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. Together with Jagotec, we have granted WLF a covenant not to sue with respect to US Patent Nos. 6,677,326 and 8,168,218, respectively, and accordingly these patents have been dismissed from the lawsuit. The court held a claim construction hearing on October 16, 2014, and issued its opinion and order on claim construction on November 10, 2014, adopting our proposed construction of both of the disputed claim terms. The court has set the pretrial conference for September 10, 2015. The trial date will be set following the pretrial conference.

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

The VIMOVO cases were filed on April 21, 2011, July 25, 2011, October 28, 2011, January 4, 2013, May 10, 2013, June 28, 2013, October 23, 2013 and May 13, 2015 and collectively include allegations of infringement of U.S. Patent Nos. 6,926,907, 8,557,285, 8,852,636 and 8,858,996. On June 18, 2015, we amended the complaints to add a charge of infringement of U.S. Patent No. 8,865,190. We understand the cases arise from Paragraph IV notice letters providing notice of the filing of ANDAs with the FDA seeking regulatory approval to market generic versions of VIMOVO before the expiration of the patents-in-suit. We understand the Dr. Reddy’s notice letters were dated March 11, 2011, November 20, 2012 and April 20, 2015; the Lupin notice letters were dated June 10, 2011 and March 12, 2014; the Mylan notice letters were dated May 16, 2013 and February 9, 2015; the Actavis notice letters were dated March 29, 2013 and November 5, 2013; and the Anchen notice letter was dated September 16, 2011. The court has issued a claims construction order and has set a pretrial schedule but has not yet set a trial date.

On February 24, 2015, Dr. Reddy’s Laboratories, Inc. filed a Petition for IPR of U.S. Patent No. 8,557,285, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On May 21, 2015, the Coalition for Affordable Drugs VII LLC filed a Petition for IPR of U.S. Patent No. 6,926,907, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On June 5, 2015, the Coalition for Affordable Drugs VII LLC filed another Petition for IPR of U.S. Patent No. 8,858,996, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On or about December 19, 2014, we filed a Notice of Opposition to a European patent, EP 2611457, to Roberto Testi, et al., covering compositions and methods for treating FA with interferon gamma, e.g., ACTIMMUNE. In the EU, the grant of a patent may be opposed by one or more private parties.

On February 2, 2015, we received a Paragraph IV Patent Certification against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 from Taro advising that Taro had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Taro has not advised us as to the timing or status of the FDA’s review of its filing. On March 13, 2015, we filed suit in the United States District Court for the District of New Jersey against Taro seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Taro has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Taro’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Taro action.

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

We received from IGI a Paragraph IV Patent Certification dated March 24, 2015 against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 advising that IGI had filed an ANDA with the FDA for a generic version of PENNSAID 2%. IGI has not advised us as to the timing or status of the FDA’s review of its filing. On May 21, 2015, we filed suit in the United States District Court for the District of New Jersey against IGI seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that IGI has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of IGI’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the IGI action.

We received from Amneal a Paragraph IV Patent Certification dated April 2, 2015 against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 advising that Amneal had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Amneal has not advised us as to the timing or status of the FDA’s review of its filing. On May 15, 2015, we filed suit in the United States District Court for the District of New Jersey against Amneal seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Amneal has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Amneal’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Amneal action.

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

We intend to vigorously defend our intellectual property rights relating to DUEXIS, VIMOVO, ACTIMMUNE, PENNSAID 2%, RAYOS and RAVICTI, but we cannot predict the outcome of the WLF matter related to RAYOS or the Dr. Reddy’s cases, the

Lupin cases, the Mylan cases, or the Actavis cases related to VIMOVO, the Watson matter, the Taro matter and the Lupin matter related to PENNSAID 2%, or the Par Pharmaceutical matter related to RAVICTI. Any adverse outcome in these matters or any new generic challenges that may arise could result in one or more generic versions of DUEXIS, VIMOVO, ACTIMMUNE, PENNSAID 2%, RAYOS or RAVICTI being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of DUEXIS, VIMOVO, ACTIMMUNE, PENNSAID 2%, RAYOS and/or RAVICTI, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

With respect to RAVICTI, the composition of matter patent we hold would have expired in the United States in February 2015 without term extension. However, Hyperion applied for a term extension of approximately four years for this patent under the Drug Price Competition and Patent Term Restoration Act. Hyperion recently received notice that it had been granted an interim extension of this patent’s term through February 7, 2016 while the United States Patent and Trademark Office, or U.S. PTO, makes a final determination as to the length of the extension. We cannot be certain that the full four year term of extension for which Hyperion applied will be granted, or that there will be any extension beyond the one year interim extension. We cannot guarantee that pending patent applications related to RAVICTI will result in additional patents or that other existing and future patents related to RAVICTI will be held valid and enforceable or will be sufficient to deter generic competition in the United States. Therefore, it is possible that upon expiration of the RAVICTI composition of matter patent, we would need to rely on forms of regulatory exclusivity, to the extent available, to protect against generic competition.

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

Our ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. PTO has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in March 2013. The Leahy-Smith Act has also introduced procedures making it easier for third-parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contains new statutory provisions that still require the U.S. PTO to issue new regulations for their implementation and it may take the courts years to interpret the provisions of the new statute. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, the ACA allows applicants seeking approval of biosimilar or interchangeable versions of biological products such as ACTIMMUNE to initiate a process for challenging some or all of the patents covering the innovator biological product used as the reference product. This process is complicated and could result in the limitation or loss of certain patent rights. An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. For example, if the issuance, in a given country, of a patent to us, covering an invention, is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

We rely on a license from Ucyclyd with respect to technology developed by Ucyclyd in connection with the manufacturing of RAVICTI. The purchase agreement under which Hyperion purchased the worldwide rights to RAVICTI contains obligations to pay Ucyclyd regulatory and sales milestone payments relating to RAVICTI, as well as royalties on the net sales of RAVICTI. On May 31, 2013, when Hyperion acquired BUPHENYL, under a restated collaboration agreement with Ucyclyd, Hyperion received a license to use some of the manufacturing technology developed by Ucyclyd in connection with the manufacturing of BUPHENYL. The restated collaboration agreement also contains obligations to pay Ucyclyd regulatory and sales milestone payments, as well as royalties on net sales of BUPHENYL. If we fail to make a required payment to Ucyclyd and do not cure the failure within the required time period, Ucyclyd may be able to terminate the license to use its manufacturing technology for RAVICTI and BUPHENYL. If we lose access to the Ucyclyd manufacturing technology, we cannot guarantee that an acceptable alternative method of manufacture could be developed or acquired. Even if alternative technology could be developed or acquired, the loss of the Ucyclyd technology could still result in substantial costs and potential periods where we would not be able to market and sell RAVICTI and/or BUPHENYL. We also license intellectual property necessary for commercialization of RAVICTI from an external party. This party may be entitled to terminate the license if we breach the agreement, including failure to pay required royalties on net sales of RAVICTI, or we do not meet specified diligence obligations in our development and commercialization of RAVICTI, and we do not cure the failure within the required time period. If the license is terminated, it may be difficult or impossible for us to continue to commercialize RAVICTI, which would have a material adverse effect on our business, financial condition and results of operations.

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

There are numerous post grant review proceedings available at the U.S. PTO (including IPR, post-grant review and ex-parte reexamination) and similar proceedings in other countries of the world that could be initiated by a third party that could potentially negatively impact our issued patents.

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

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.*

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform annual system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our independent registered public accounting firm is also required to deliver a report on the effectiveness of our internal control over financial reporting. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts, particularly because of our Irish parent company structure and international operations. In particular, prior to the acquisition of Vidara, Vidara and its affiliated entities were not subject to the requirements of the Sarbanes-Oxley Act. We are taking measures to establish or implement an internal control environment at the former Vidara entities aimed at successfully adopting the requirements of Section 404. However, it is possible that we may experience delays in implementing or be unable to implement the required internal controls over financial reporting and other disclosure controls and procedures. In addition, while Hyperion has been subject to some of the requirements of Section 404, our independent registered public accounting firm has never been required to provide an attestation report on the effectiveness of Hyperion’s internal control over financial reporting, and we may otherwise encounter difficulties in integrating Hyperion’s internal controls within our current internal control framework. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, as well as retain and work with consultants with such knowledge. Moreover, if we are not able to comply with the requirements of Section 404 or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our ordinary shares could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

In addition, any conversion or exchange of our Exchangeable Senior Notes, whether pursuant to their terms or pursuant to privately negotiated transactions between the issuer and/or us and a holder of such securities, could depress the market price for our ordinary shares. In the fourth quarter of 2014 and the first and second quarters of 2015, we entered into separate, privately-negotiated conversion agreements with certain holders of our 5.00% Convertible Senior Notes due 2018, or the Convertible Senior Notes. Under the 2015 conversion agreements, the holders agreed to convert an aggregate principal amount of $89.0 million of Convertible Senior Notes held by them and we agreed to settle such conversions by issuing 16,594,793 ordinary shares. In addition, pursuant to the conversion agreements, we made an aggregate cash payment of $16.7 million to the holders for additional exchange consideration and $1.7 million of accrued and unpaid interest, and recognized a non-cash charge of $11.7 million related to the extinguishment of debt as a result of the note conversions. As of June 30, 2015, there were no Convertible Senior Notes remaining outstanding. We may enter into similar agreements with respect to the Exchangeable Senior Notes from time to time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We completed the following issuances of unregistered securities during the three months ended June 30, 2015:

•

In April 2015, we issued an aggregate of 199,900 ordinary shares to Hudson Bay upon the cash exercise of warrants and we received proceeds of $913,543 representing the aggregate exercise price of such warrants.

•

In April 2015, we issued an aggregate of 37,500 ordinary shares to Satuit upon the cash exercise of warrants and we received proceeds of $171,375 representing the aggregate exercise price of such warrants.

•

In April 2015, we issued an aggregate of 375,000 ordinary shares to Credit Suisse upon the cash exercise of warrants and we received proceeds of $1,713,750 representing the aggregate exercise price of such warrants.

•	In April 2015, we issued 35,826 ordinary shares to Oxford Finance LLC upon the cashless exercise of a warrant to purchase an aggregate of 50,001 ordinary shares.

•

In May 2015, we issued an aggregate of 2,400 ordinary shares to OTA LLC upon the cash exercise of warrants and we received proceeds of $10,968 representing the aggregate exercise price of such warrants.

•	In May 2015, we issued 58,268 ordinary shares to NGN BioMed Opportunity upon the cashless exercise of a warrant to purchase an aggregate of 69,037 ordinary shares.

•

In June 2015, we issued an aggregate of 428,566 ordinary shares to Sutter Hill Ventures upon the cash exercise of warrants and we received proceeds of $1,958,546 representing the aggregate exercise price of such warrants.

•	In June 2015, we issued 351 ordinary shares to Trustees of Sheehan 2003 Trust upon the cashless exercise of a warrant to purchase an aggregate of 405 ordinary shares.

•	In June 2015, we issued 4,944 ordinary shares to Anvest LP upon the cashless exercise of a warrant to purchase an aggregate of 5,705 ordinary shares.

•	In June 2015, we issued 1,567 ordinary shares to David E. Sweet Roth IRA upon the cashless exercise of a warrant to purchase an aggregate of 1,809 ordinary shares.

•	In June 2015, we issued 1,658 ordinary shares to Gregory P. Sands Roth IRA upon the cashless exercise of a warrant to purchase an aggregate of 1,914 ordinary shares.

•	In June 2015, we issued 1,442 ordinary shares to James C. Gaither, Trustee of the Gaither Revocable Trust, upon the cashless exercise of a warrant to purchase an aggregate of 1,664 ordinary shares.

•

In June 2015, we issued 1,752 ordinary shares to James N. White and Patricia A. O’Brien, Co-Trustees of The White Revocable Trust, upon the cashless exercise of a warrant to purchase an aggregate of 2,022 ordinary shares.

•	In June 2015, we issued 1,950 ordinary shares to James N. White Roth IRA, upon the cashless exercise of a warrant to purchase an aggregate of 2,250 ordinary shares.

•

In June 2015, we issued 4,869 ordinary shares to Jeffrey W. Bird and Christina R. Bird, Co-Trustees of Jeffrey W. and Christina R. Bird Trust, upon the cashless exercise of a warrant to purchase an aggregate of 5,618 ordinary shares.

•	In June 2015, we issued 1,083 ordinary shares to Jeffrey W. Bird Roth IRA, upon the cashless exercise of a warrant to purchase an aggregate of 1,250 ordinary shares.

•	In June 2015, we issued 1,516 ordinary shares to NestEgg Holdings LP, upon the cashless exercise of a warrant to purchase an aggregate of 1,750 ordinary shares.

•	In June 2015, we issued 108 ordinary shares to Trustees of Patrick and Ying Chen 2001 Living Trust, upon the cashless exercise of a warrant to purchase an aggregate of 125 ordinary shares.

•	In June 2015, we issued 14,308 ordinary shares to SHV Profit Sharing Plan, upon the cashless exercise of a warrant to purchase an aggregate of 16,512 ordinary shares.

•	In June 2015, we issued 3,033 ordinary shares to Starfish Holdings LP, upon the cashless exercise of a warrant to purchase an aggregate of 3,500 ordinary shares.

•	In June 2015, we issued 139,934 ordinary shares to Sutter Hill Ventures, upon the cashless exercise of a warrant to purchase an aggregate of 161,455 ordinary shares.

•	In June 2015, we issued 1,300 ordinary shares to Tallack Partners LP, upon the cashless exercise of a warrant to purchase an aggregate of 1,500 ordinary shares.

•	In June 2015, we issued 13,000 ordinary shares to The Coxe Revocable Trust, upon the cashless exercise of a warrant to purchase an aggregate of 15,000 ordinary shares.

•	In June 2015, we issued 14,745 ordinary shares to Yovest LP, upon the cashless exercise of a warrant to purchase an aggregate of 17,013 ordinary shares.

•	In June 2015, we issued 110 ordinary shares to Yu-Ying Chen Roth IRA, upon the cashless exercise of a warrant to purchase an aggregate of 128 ordinary shares.

•	In June 2015, we issued 11,912 ordinary shares to Saunders Holdings LP, upon the cashless exercise of a warrant to purchase an aggregate of 13,745 ordinary shares.

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

HORIZON PHARMA PLC

Date: August 7, 2015	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(1)	Transaction Agreement and Plan of Merger, dated March 18, 2014, by and among Horizon Pharma, Inc., Vidara Therapeutics Holdings LLC, Vidara Therapeutics International Ltd. (now known as Horizon Pharma Public Limited Company), Hamilton Holdings (USA), Inc. and Hamilton Merger Sub, Inc.*

2.2(2)	First Amendment to Transaction Agreement and Plan of Merger, dated June 12, 2014, by and between Horizon Pharma, Inc. and Vidara Therapeutics Holdings LLC.

2.3(8)	Agreement and Plan of Merger, dated March 29, 2015, by and among Horizon Pharma, Inc., Ghrian Acquisition Inc. and Hyperion Therapeutics, Inc.*

3.1(3)	Memorandum and Articles of Association of Horizon Pharma Public Limited Company.

4.1(4)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Comerica Bank.

4.2(4)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Hercules Technology Growth Capital, Inc.

4.3(4)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Comerica Bank.

4.4(4)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Hercules Technology Growth Capital, Inc.

4.5(5)	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.6(6)	Form of Warrant issued by Horizon Pharma, Inc. in Public Offering of Units.

4.10(7)	Indenture, dated as of March 13, 2015, by and between Horizon Pharma Investment Limited, Horizon Pharma Public Limited Company and U.S. Bank National Association.

4.11(7)	Form of 2.50% Exchangeable Senior Note due 2022 (included in Exhibit 4.10).

4.12(9)	Indenture, dated as of April 29, 2015, by and between Horizon Pharma Financing Inc. and U.S. Bank National Association.

4.13(9)	Form of 6.625% Senior Note due 2023 (included in Exhibit 4.12).

4.14(10)	First Supplemental Indenture, dated May 7, 2015, by and among Horizon Pharma Public Limited Company, certain subsidiaries of Horizon Pharma Public Limited Company and U.S. Bank National Association.

10.1+(11)	Horizon Pharma, Inc. Deferred Compensation Plan.

10.2+(12)	Horizon Pharma Public Limited Company Amended and Restated 2014 Equity Incentive Plan and Form of Option Agreement, Form of Stock Option Grant Notice, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Unit Grant Notice thereunder.

10.3+(11)	Executive Employment Agreement, dated as of May 7, 2015, by and between Horizon Pharma Inc., Horizon Pharma USA, Inc. and Brian Beeler.

10.4+(11)	Executive Employment Agreement, dated as of May 7, 2015, by and between Horizon Pharma Inc., Horizon Pharma USA, Inc. and John Thomas.

10.5(10)	Credit Agreement, dated May 7, 2015, by and among Horizon Pharma, Inc., as borrower, Horizon Pharma Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.

10.6**	Settlement and License Agreement, dated May 6, 2015, by and among Horizon Pharma Ireland Limited, HZNP Limited, Horizon Pharma USA, Inc., Perrigo Company and Paddock Laboratories, LLC.

10.7(13)***	Amended and Restated Collaboration Agreement, dated March 22, 2012, by and among Hyperion Therapeutics, Inc. and Ucyclyd Pharma, Inc.

10.8(13)***	License Agreement, dated April 16, 1999, by and among Saul Brusilow, M.D., Brusilow Enterprises, Inc. and Medicis Pharmaceutical Corporation.

10.9(13)***	Settlement Agreement and First Amendment to License Agreement, dated August 21, 2007, by and among Saul Brusilow, M.D., Brusilow Enterprises, Inc., Medicis Pharmaceutical Corporation and Ucyclyd Pharma, Inc.

10.10(14)***	Distribution Services Agreement, dated February 14, 2013, by and between Hyperion Therapeutics, Inc. and ASD Healthcare, a division of ASD Specialty Healthcare, Inc.

10.11(15)***	First Amendment to Distribution Services Agreement, effective as of June 1, 2013, by and between Hyperion Therapeutics, Inc. and ASD Healthcare, a division of ASD Specialty Healthcare, Inc.

10.12	Third Amendment to Distribution Services Agreement, effective as of February 14, 2015, by and between Hyperion Therapeutics, Inc. and ASD Healthcare, a division of ASD Specialty Healthcare, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Horizon Pharma Public Limited Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
***	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 20, 2014.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014.
(3)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on September 19, 2014.
(4)	Incorporated by reference to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended.
(5)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(6)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.
(7)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on March 13, 2015.
(8)	Incorporated by reference to Horizon Pharma Public Limited Company’s Amendment No. 1 to Current Report on Form 8-K, filed on April 9, 2015.
(9)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on April 29, 2015.
(10)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 11, 2015.
(11)	Incorporated by reference to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015.
(12)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 7, 2015.
(13)	Incorporated by reference to Hyperion Therapeutics, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed on May 24, 2012
(14)	Incorporated by reference to Hyperion Therapeutics, Inc.’s Current Report on Form 8-K, filed on February 20, 2013.
(15)	Incorporated by reference to Hyperion Therapeutics, Inc.’s Quarterly Report on Form 10-Q, filed on November 12, 2014