Form 10-Q/A
period 2015-06-30
Horizon Pharma plc
filed 2015-11-06
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, originally filed with the Securities and Exchange Commission on August 7, 2015 (the “Original Filing” and as amended by Amendment No. 1, the “Updated Filing”) is to file revised versions of Exhibits 10.10 and 10.11, and to make corresponding updates to the Exhibit Index.

No other changes have been made to the Updated Filing or any other exhibits. This Amendment does not modify or update any previously reported financial statements or other disclosures in the Updated Filing. Accordingly, this Amendment should be read in conjunction with the Updated Filing, which continues to speak as of the date of the Original Filing.

ITEM 6. EXHIBITS

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON PHARMA PLC

Date: November 6, 2015	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2015	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(1)	Transaction Agreement and Plan of Merger, dated March 18, 2014, by and among Horizon Pharma, Inc., Vidara Therapeutics Holdings LLC, Vidara Therapeutics International Ltd. (now known as Horizon Pharma Public Limited Company), Hamilton Holdings (USA), Inc. and Hamilton Merger Sub, Inc.*

2.2(2)	First Amendment to Transaction Agreement and Plan of Merger, dated June 12, 2014, by and between Horizon Pharma, Inc. and Vidara Therapeutics Holdings LLC.

2.3(8)	Agreement and Plan of Merger, dated March 29, 2015, by and among Horizon Pharma, Inc., Ghrian Acquisition Inc. and Hyperion Therapeutics, Inc.*

3.1(3)	Memorandum and Articles of Association of Horizon Pharma Public Limited Company.

4.1(4)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Comerica Bank.

4.2(4)	Warrant issued by Horizon Pharma, Inc. on December 18, 2007 to Hercules Technology Growth Capital, Inc.

4.3(4)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Comerica Bank.

4.4(4)	Warrant issued by Horizon Pharma, Inc. on November 21, 2008 to Hercules Technology Growth Capital, Inc.

4.5(5)	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.6(6)	Form of Warrant issued by Horizon Pharma, Inc. in Public Offering of Units.

4.10(7)	Indenture, dated as of March 13, 2015, by and between Horizon Pharma Investment Limited, Horizon Pharma Public Limited Company and U.S. Bank National Association.

4.11(7)	Form of 2.50% Exchangeable Senior Note due 2022 (included in Exhibit 4.10).

4.12(9)	Indenture, dated as of April 29, 2015, by and between Horizon Pharma Financing Inc. and U.S. Bank National Association.

4.13(9)	Form of 6.625% Senior Note due 2023 (included in Exhibit 4.12).

4.14(10)	First Supplemental Indenture, dated May 7, 2015, by and among Horizon Pharma Public Limited Company, certain subsidiaries of Horizon Pharma Public Limited Company and U.S. Bank National Association.

10.1+(11)	Horizon Pharma, Inc. Deferred Compensation Plan.

10.2+(12)	Horizon Pharma Public Limited Company Amended and Restated 2014 Equity Incentive Plan and Form of Option Agreement, Form of Stock Option Grant Notice, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Unit Grant Notice thereunder.

10.3+(11)	Executive Employment Agreement, dated as of May 7, 2015, by and between Horizon Pharma Inc., Horizon Pharma USA, Inc. and Brian Beeler.

10.4+(11)	Executive Employment Agreement, dated as of May 7, 2015, by and between Horizon Pharma Inc., Horizon Pharma USA, Inc. and John Thomas.

10.5(10)	Credit Agreement, dated May 7, 2015, by and among Horizon Pharma, Inc., as borrower, Horizon Pharma Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.

10.6(14)**	Settlement and License Agreement, dated May 6, 2015, by and among Horizon Pharma Ireland Limited, HZNP Limited, Horizon Pharma USA, Inc., Perrigo Company and Paddock Laboratories, LLC.

10.7(13)**	Amended and Restated Collaboration Agreement, dated March 22, 2012, by and among Hyperion Therapeutics, Inc. and Ucyclyd Pharma, Inc.

10.8(13)**	License Agreement, dated April 16, 1999, by and among Saul Brusilow, M.D., Brusilow Enterprises, Inc. and Medicis Pharmaceutical Corporation.

10.9(13)**	Settlement Agreement and First Amendment to License Agreement, dated August 21, 2007, by and among Saul Brusilow, M.D., Brusilow Enterprises, Inc., Medicis Pharmaceutical Corporation and Ucyclyd Pharma, Inc.

10.10	Distribution Services Agreement, dated February 14, 2013, by and between Hyperion Therapeutics, Inc. and ASD Healthcare, a division of ASD Specialty Healthcare, Inc.

10.11	First Amendment to Distribution Services Agreement, effective as of June 1, 2013, by and between Hyperion Therapeutics, Inc. and ASD Healthcare, a division of ASD Specialty Healthcare, Inc.

10.12(14)	Third Amendment to Distribution Services Agreement, effective as of February 14, 2015, by and between Hyperion Therapeutics, Inc. and ASD Healthcare, a division of ASD Specialty Healthcare, Inc.

31.1(14)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2(14)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1(14)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2(14)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS(14)	XBRL Instance Document

101.SCH(14)	XBRL Taxonomy Extension Schema Document

101.CAL(14)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(14)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(14)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(14)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Horizon Pharma Public Limited Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 20, 2014.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014.
(3)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on September 19, 2014.
(4)	Incorporated by reference to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended.
(5)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(6)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.
(7)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on March 13, 2015.
(8)	Incorporated by reference to Horizon Pharma Public Limited Company’s Amendment No. 1 to Current Report on Form 8-K, filed on April 9, 2015.
(9)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on April 29, 2015.
(10)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 11, 2015.
(11)	Incorporated by reference to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015.
(12)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 7, 2015.
(13)	Incorporated by reference to Hyperion Therapeutics, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed on May 24, 2012
(14)	Incorporated by reference to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2015.

5