Form 10-Q
period 2015-09-30
Horizon Pharma plc
filed 2015-11-06
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35238

HORIZON PHARMA PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Connaught House, 1st Floor 1 Burlington Road, Dublin 4, D04 C5Y6, Ireland	Not Applicable
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of November 2, 2015:159,293,170.

HORIZON PHARMA PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of September 30, 2015	As of December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$684,286	$218,807
Restricted cash	860	738
Accounts receivable, net	221,091	73,915
Inventories, net	17,729	16,865
Prepaid expenses and other current assets	16,466	14,370
Deferred tax assets, net	13,196	1,530
Total current assets	953,628	326,225
Property and equipment, net	10,380	7,241
Developed technology, net	1,650,553	696,963
In-process research and development	66,000	66,000
Other intangible assets, net	7,263	7,870
Goodwill	259,167	—
Long-term investments	42,413	—
Deferred tax assets, net, non-current	—	18,761
Other assets	9,514	11,564
TOTAL ASSETS	$2,998,918	$1,134,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible debt, net	$—	$48,334
Long-term debt—current portion	4,000	—
Accounts payable	62,083	21,011
Accrued expenses	84,364	46,625
Accrued trade discounts and rebates	124,378	76,115
Accrued royalties—current portion	45,411	25,325
Deferred revenues—current portion	1,353	1,261
Deferred tax liabilities, net	—	721
Total current liabilities	321,589	219,392
LONG-TERM LIABILITIES:
Exchangeable notes, net	$278,990	$—
Long-term debt, net, net of current	858,021	297,169
Accrued royalties, net of current	125,272	48,887
Deferred revenues, net of current	9,570	8,144
Deferred tax liabilities, net, non-current	142,702	19,570
Other long-term liabilities	4,436	1,258
Total long-term liabilities	1,418,991	375,028
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 300,000,000 shares authorized; 159,651,736 and 124,425,853 shares issued at September 30, 2015 and December 31, 2014, respectively, and 159,267,370 and 124,041,487 shares outstanding at September 30, 2015 and December 31, 2014, respectively	16	13
Treasury stock, 384,366 ordinary shares at September 30, 2015 and December 31, 2014	(4,585)	(4,585)
Additional paid-in capital	2,000,292	1,269,858
Accumulated other comprehensive loss	(32,204)	(4,363)
Accumulated deficit	(705,181)	(720,719)
Total shareholders’ equity	1,258,338	540,204
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,998,918	$1,134,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Net sales	$226,544	$75,126	$512,506	$193,114
Cost of goods sold	61,250	13,644	151,929	46,073
Gross profit	165,294	61,482	360,577	147,041
OPERATING EXPENSES:
Research and development	13,073	4,223	28,176	10,601
Sales and marketing	51,973	31,111	157,092	86,932
General and administrative	54,516	38,109	157,986	66,982
Total operating expenses	119,562	73,443	343,254	164,515
Operating income (loss)	45,732	(11,961)	17,323	(17,474)
OTHER (EXPENSE) INCOME NET:
Interest expense, net	(20,300)	(5,194)	(49,780)	(13,608)
Foreign exchange loss	(86)	(2,754)	(1,010)	(3,076)
Bargain purchase gain	—	22,171	—	22,171
Loss on derivative fair value	—	—	—	(214,995)
Loss on induced conversion of debt and debt extinguishment	—	—	(77,624)	—
Other expense, net	(90)	(3,241)	(10,159)	(8,241)
Total other (expense) income, net	(20,476)	10,982	(138,573)	(217,749)
Profit (loss) before expense (benefit) for income taxes	25,256	(979)	(121,250)	(235,223)
EXPENSE (BENEFIT) FOR INCOME TAXES	21,979	(3,042)	(136,788)	(3,267)
NET INCOME (LOSS)	$3,277	$2,063	$15,538	$(231,956)
NET INCOME (LOSS) PER ORDINARY SHARE—Basic	$0.02	$0.03	$0.11	$(3.17)
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING—Basic	159,035,580	78,392,971	145,208,252	73,109,603
NET INCOME (LOSS) PER ORDINARY SHARE—Diluted	$0.02	$0.02	$0.10	$(3.17)
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING—Diluted	166,830,800	85,687,267	154,005,671	73,109,603
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(48)	(654)	1,559	(793)
Unrealized loss on long-term investment	(29,400)	—	(29,400)	—
Accumulated other comprehensive loss	(29,448)	(654)	(27,841)	(793)
COMPREHENSIVE INCOME (LOSS)	$(26,171)	$1,409	$(12,303)	$(232,749)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,538	$(231,956)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	94,025	17,662
Share-based compensation	56,253	10,111
Royalty accretion	13,571	5,617
Royalty liability remeasurement	14,277	13,033
Bargain purchase gain	—	(22,171)
Loss on derivative revaluation	—	214,995
Loss on induced conversions of debt and debt extinguishment	21,581	—
Amortization of debt discount and deferred financing costs	13,328	7,087
Foreign exchange loss	1,010	3,076
Other	127	11
Changes in operating assets and liabilities:
Accounts receivable	(135,370)	(52,033)
Inventories	12,819	129
Prepaid expenses and other current assets	417	(2,091)
Accounts payable	38,213	10,555
Accrued trade discounts and rebates	35,136	46,113
Accrued expenses and royalties	11,052	796
Deferred revenues	2,143	(324)
Deferred income taxes	(134,014)	(3,278)
Payment of original issue discount upon repayment of 2014 Term Loan Facility	(3,000)	—
Other non-current assets and liabilities	2,122	138
Net cash provided by operating activities	59,228	17,470
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(1,022,361)	(179,220)
Proceeds from liquidation of available-for-sale investments	64,623	—
Purchases of long-term investments	(71,813)	—
Purchases of property and equipment	(4,514)	(1,837)
Change in restricted cash	(122)	—
Net cash used in investing activities	(1,034,187)	(181,057)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Exchangeable Senior Notes	387,181	—
Net proceeds from issuance of 2023 Senior Notes	462,340	—
Net proceeds from the 2015 Term Loan Facility	391,506	—
Repayment of the 2014 Term Loan Facility	(297,000)	—
Repayment of the 2015 Term Loan Facility	(1,000)
Net proceeds from issuance of ordinary shares	475,627	—
Proceeds from the settlement of capped call transactions	—	9,385
Proceeds from the issuance of ordinary shares in connection with warrant exercises	18,124	33,262
Proceeds from the issuance of ordinary shares through ESPP programs	1,541	649
Proceeds from the issuance of ordinary shares through stock option exercises	4,602	1,704
Payment of employee withholding taxes relating to share-based awards	(2,334)	—
Net proceeds from the 2014 Term Loan Facility	—	286,966
Net cash provided by financing activities	1,440,587	331,966
Effect of foreign exchange rate changes on cash	(149)	(78)
NET INCREASE IN CASH AND CASH EQUIVALENTS	465,479	168,301
CASH AND CASH EQUIVALENTS, beginning of the period	218,807	80,480
CASH AND CASH EQUIVALENTS, end of the period	$684,286	$248,781
Supplemental cash flow information:
Cash paid for interest	$21,417	$3,604
Cash paid for income taxes	$1,903	$29
Fees paid for debt commitment	$9,000	$8,222
Cash paid for induced conversions	$10,005	$—
Cash paid for debt extinguishment	$45,367	$—
Supplemental non-cash flow information:
Conversion of Convertible Senior Notes to ordinary shares	$60,985	$—
Goodwill and other intangible assets acquired in acquisition	$1,303,765	$—
Contingent liabilities assumed in acquisition	$89,800	$—

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

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The unaudited condensed consolidated financial statements presented herein include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated.

Business Overview

The Company is a biopharmaceutical company focused on improving patients’ lives by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. The Company markets seven medicines through its orphan, primary care and specialty business units. The Company’s U.S. marketed products are ACTIMMUNE® (interferon gamma-1b), BUPHENYL® (sodium phenylbutyrate) Tablets and Powder, DUEXIS® (ibuprofen/famotidine), PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”), RAVICTI® (glycerol phenylbutyrate) Oral Liquid, RAYOS® (prednisone) Delayed-release tablets and VIMOVO® (naproxen/esomeprazole magnesium). The Company developed DUEXIS and RAYOS, known as LODOTRA® outside the United States, acquired the U.S. rights to VIMOVO from AstraZeneca AB (“AstraZeneca”) in November 2013, acquired the U.S. rights to ACTIMMUNE as a result of the Vidara Merger, acquired the U.S. rights to PENNSAID 2% from Nuvo Research Inc. (“Nuvo”) in October 2014, and acquired RAVICTI and BUPHENYL, known as AMMONAPS® in Europe, as a result of the acquisition of Hyperion in May 2015. The Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) adopted a positive opinion at its plenary monthly meeting in September 2015 recommending a centralized marketing authorization for RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric patients greater than two months of age with urea cycle disorders (“UCDs”). The adopted positive opinion will be considered by the European Commission for a binding decision to be issued for the granting of a centralized marketing authorization, expected to be received within 60 to 90 days from the date of adoption of the opinion.

The Company markets its products in the United States through a combined field sales force of approximately 402 representatives. The Company’s strategy is to utilize the commercial strength and infrastructure the Company has established in creating a fully-integrated global biopharmaceutical company to continue the successful commercialization of its existing product portfolio while expanding and leveraging these capabilities further through the acquisition of additional biopharmaceutical products and companies.

The Company’s products are distributed by retail and specialty pharmacies. A key part of the Company’s commercial strategy for its primary care and specialty business units is to offer physicians the opportunity to have their patients fill prescriptions through pharmacies who participate in the Prescriptions Made Easy (“PME”) program. This program is not involved in the prescribing of medicines, and is solely to assist in ensuring that when a physician determines one of the Company’s medicines offers a potential clinical benefit to their patient and they prescribe one for an eligible patient, financial assistance may be available to reduce the patient’s out-of-pocket costs. In the first nine months of 2015, this resulted in 96 percent of commercial patients having co-pay amounts of $10 or less when filling prescriptions for the Company’s products through PME. In addition, the aggregate commercial value of the Company’s patient support programs for the nine months ended September 30, 2015 was approximately $670 million. All pharmacies that fill prescriptions for the Company’s medicines are fully independent, including those that participate in the PME program, the Company does not own or possess any option to purchase an ownership stake in any pharmacy that distributes its products, and the Company’s relationship with each pharmacy is non-exclusive and arm’s length. All of the Company’s sales are processed through pharmacies independent of the Company.

The Company has a compliance program in place to address adherence with various laws and regulations relating to its sales, marketing, and manufacturing of its products, as well as certain third-party relationships, including pharmacies.  Specifically with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in the PME program, to confirm their activities, adjudication and practices are consistent with the Company’s compliance policies and guidance.

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

On July 7, 2015, the Company announced a proposal to acquire all of the outstanding shares of common stock of Depomed, Inc. (“Depomed”) for $29.25 per share in an all-stock transaction valued at approximately $3.0 billion. Subsequently, on July 21, 2015, the Company increased the value of its all-stock proposal to acquire all of the outstanding shares of common stock of Depomed to $33.00 per share, contingent on Depomed entering into good faith discussions regarding a transaction. On August 13, 2015, the Company reiterated its proposal to acquire Depomed and fixed the exchange ratio of such offer based at 0.95 ordinary shares of the Company for each share of Depomed common stock based on the 15-day volume weighted average price of an ordinary share of the Company as of August 12, 2015.

On September 8, 2015, the Company commenced an exchange offer for all outstanding shares of Depomed common stock.  Under the terms of the offer, tendering Depomed shareholders would be able to exchange each share of Depomed common stock for 0.95 ordinary shares of the Company.  The exchange offer is subject to certain conditions set forth including the redemption or removal of certain poison pill rights that the Depomed board has the unilateral ability to remove, the tender of a majority of the total number of outstanding Depomed shares on a fully diluted basis, expiration or termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and other applicable antitrust laws and regulations, and the affirmative vote at an extraordinary general meeting of the shareholders of the Company to approve the issuance of the Company’s ordinary shares in the acquisition. If the exchange offer is completed, the Company would expect to complete a second-step merger as soon as practicable thereafter in order to acquire the remaining Depomed shares. Based on publicly available information, the Company believes that only clearance under the HSR Act is required and the waiting period under the HSR Act expired effective October 9, 2015.

In addition to the exchange offer, on September 8, 2015, the Company filed a definitive solicitation statement seeking the support of Depomed shareholders to call two related special meetings to consider and vote on proposals to remove and replace the current Depomed board of directors and to amend the Depomed bylaws to facilitate shareholder action.

On October 15, 2015, the Company filed a definitive proxy statement in connection with an extraordinary general meeting of the Company’s shareholders scheduled for November 13, 2015.  The principal purpose of this meeting is to approve the issuance of the Company’s ordinary shares in connection with the proposed acquisition of Depomed.

On October 26, 2015, the Company extended the expiration of its exchange offer to acquire all of the outstanding shares of common stock of Depomed to November 20, 2015.

From July 9, 2015 through August 24, 2015, the Company purchased 2,250,000 shares of Depomed common stock, representing approximately 3.75% of the outstanding shares of Depomed’s common stock. The shares were acquired at a cost of approximately $71.8 million and are presented as long-term investments in the condensed consolidated balance sheets. Unrealized losses of $29.4 million have been recorded in accumulated other comprehensive loss relating to this investment in the three and nine months ended September 30, 2015.

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

In May 2014, the FASB issued a new standard to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for the Company beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its condensed consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016 and to annual and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2014-15 to its condensed consolidated financial statements and related disclosures.

On April 7, 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within the fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2015-03 to its condensed consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Under this new guidance, entities that measure inventory using any method other than last-in, first-out or the retail inventory method will be required to measure inventory at the lower of cost and net realizable value. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2015-11 to its condensed consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASC 805”). Under this guidance, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2015. Earlier application is permitted for financial statements that have not been previously issued. The Company is currently in the process of evaluating the impact of adoption of ASC 805 to its condensed consolidated financial statements and related disclosures.

NOTE 2 – NET INCOME (LOSS) PER SHARE

The following table presents basic net income (loss) per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic net income (loss) per share calculation:
Net income (loss)	3,277	2,063	15,538	(231,956)
Weighted average of ordinary shares outstanding	159,035,580	78,392,971	145,208,252	73,109,603
Basic net income (loss) per share	$0.02	$0.03	$0.11	$(3.17)

The following table presents diluted net income (loss) per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Diluted net income (loss) per share calculation:
Net income (loss)	3,277	2,063	15,538	(231,956)
Weighted average of ordinary shares outstanding	166,830,800	85,687,267	154,005,671	73,109,603
Diluted net income (loss) per share	$0.02	$0.02	$0.10	$(3.17)

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

The outstanding securities in the table below were excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2015 and 2014 due to being potentially anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	—	—	—	6,718,287
Restricted stock units	—	—	—	1,637,399
Warrants	—	—	—	7,825,821
Convertible Senior Notes	—	27,964,200	—	27,964,200
	—	27,964,200	—	44,145,707

The potentially dilutive impact of the Horizon Pharma Investment Limited (“Horizon Investment”), a wholly-owned subsidiary of the Company, March 2015 private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) is determined using a method similar to the treasury stock method. Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Note's principal and interest in cash.  Instead, the Company is required to increase the diluted EPS denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted EPS purposes, the conversion spread obligation is calculated based on whether the average market price of the Company's ordinary shares over the reporting period is in excess of the exchange price of the Exchangeable Senior Notes. The calculated spread added to the denominator was 1,298,616 and 775,807 ordinary shares for the three and nine months ended September 30, 2015, respectively.

NOTE 3 – BUSINESS ACQUISITIONS

Hyperion Acquisition

On March 29, 2015, the Company, Ghrian Acquisition Inc. (“Purchaser”), a Delaware corporation and a wholly-owned subsidiary of the Company, and Hyperion entered into a definitive Agreement and Plan of Merger providing for the acquisition by the Company of all the issued and outstanding shares of Hyperion’s common stock for $46.00 per share. The acquisition was completed on May 7, 2015. The acquisition added two important medicines, RAVICTI and BUPHENYL, which increased the product portfolio of the Company from five to seven. Through the acquisition, the Company leveraged as well as expanded the existing infrastructure of its orphan disease business. The total consideration for the acquisition was approximately $1.1 billion and was composed of the following (in thousands):

Fully diluted equity value (21,425,909 shares at $46.00 per share)	$985,592
Net settlements on the exercise of stock options, restricted stock and performance stock units	89,806
Total consideration	$1,075,398

During the three and nine month periods ended September 30, 2015, the Company incurred $4.6 million and $52.4 million, respectively, in Hyperion acquisition-related costs including, advisory, legal, accounting, valuation, severance, retention bonuses, and other professional and consulting fees. Acquisition-related costs were expensed as “General and administrative”, “Research and development” and “Other, net” in the Condensed Consolidated Statement of Comprehensive Income.

Pursuant to ASC 805, the Company accounted for the Hyperion acquisition as a business combination using the acquisition method of accounting. Identifiable assets and liabilities of Hyperion, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Significant judgment was required in determining the estimated fair values of developed technology intangible assets and certain other assets and liabilities. Such a preliminary valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed are based on reasonable estimates and assumptions. Accordingly, the unaudited purchase price adjustments are preliminary and are subject to further adjustments as additional information becomes available and as additional analyses are performed, and such further adjustments may be material.

During the quarter ended September 30, 2015, the Company recorded measurement period adjustments related to deferred tax liabilities, other liabilities, accounts receivable and inventory, which resulted in a net reduction in goodwill of $0.4 million.  The measurement period adjustments were the result of the alignment of Hyperion revenue recognition policies to those of the Company.

The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed by the Company, along with the resulting goodwill before and after the measurement period adjustments (in thousands):

(Liabilities assumed) and assets acquired:	Before	Adjustments	After
Deferred tax liability	$(399,189)	$164	$(399,025)
Other liabilities	(502)	502	—
Accounts payable	(2,439)		(2,439)
Accrued expenses	(20,745)		(20,745)
Contingent royalties	(86,800)		(86,800)
Cash and cash equivalents	53,037		53,037
Short-term investments	39,049		39,049
Long-term investments	25,574		25,574
Accounts receivable, net	11,683	175	11,858
Inventory	13,941	(443)	13,498
Prepaid expenses and other current assets	2,533		2,533
Property and equipment	1,044		1,044
Deferred tax assets	134,324		134,324
Other non-current assets	123		123
Developed technology	1,044,200		1,044,200
Goodwill	259,565	(398)	259,167
Fair value of consideration paid	$1,075,398		$1,075,398

Inventories acquired included raw materials and finished goods. Inventories were recorded at their current fair values. Fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. Fair value of raw materials was estimated to equal the replacement cost. A step up in the value of inventory of $8.7 million was recorded in connection with the acquisition. In the second and third quarters of 2015, the Company amortized $3.4 million and $4.1 million, respectively, of RAVICTI and BUPHENYL inventory step up. Finished goods at September 30, 2015 included $0.6 million and $0.6 million of stepped up RAVICTI inventory and BUPHENYL inventory, respectively. The remaining step up is anticipated to be amortized in the fourth quarter of 2015.

Other tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximated their acquisition date fair values.

Identifiable intangible assets and liabilities acquired include developed technology and contingent royalties. The preliminary fair values of the developed technology and contingent royalties represent preliminary valuations performed with assistance of an independent appraisal firm based on management’s estimates, forecasted financial information and reasonable and supportable assumptions.

Developed technology intangible assets reflect the estimated value of Hyperion’s rights to its currently marketed products, RAVICTI and BUPHENYL. The fair value of developed technology was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for Hyperion’s products. Indications of value were developed by discounting these benefits to their acquisition-date worth at a discount rate of 8.5% that reflected the then-current return requirements of the market. The fair value of the RAVICTI and BUPHENYL developed technologies were capitalized as of the Hyperion acquisition date and are subsequently being amortized over 11 and 7 years, respectively, which are the periods in which over 90% of the estimated cash flows are expected to be realized.

The Company has assigned a preliminary fair value to a contingent liability for royalties potentially payable under previously existing royalty and licensing agreements related to RAVICTI and BUPHENYL. The royalties are payable under the terms of license agreements with Ucyclyd Pharma, Inc. (“Ucyclyd”) and Brusilow Enterprises LLC (“Brusilow”). See Note 14 for details of the percentages payable under such license agreements. The initial fair value of this liability of $86.8 million was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rate used was the same as for the fair value of the developed technology. The estimated liability for royalties will be increased over time to reflect the change in its present value and accretion expense will be recorded as part of cost of goods sold.

Deferred tax assets and liabilities arise from acquisition accounting adjustments where book values of certain assets and liabilities differ from their tax bases. Deferred tax assets and liabilities are recorded at the currently enacted rates which will be in effect at the time when the temporary differences are expected to reverse in the country where the underlying assets and liabilities are located. Hyperion’s developed technology as of the acquisition date was located primarily in the United States where a U.S. tax rate of 39% is being utilized and a significant deferred tax liability is recorded. Upon consummation of the Hyperion acquisition, Hyperion became a member of the Company’s U.S. tax consolidation group. As such, its tax assets and liabilities were considered in determining the appropriate amount (if any) of valuation allowances that should be recognized in assessing the realizability of the group’s deferred tax assets. The Hyperion acquisition adjustments resulted in the recognition of significant net deferred tax liabilities. Per ASC Topic 740, Accounting for Uncertainty in Income Taxes, (“ASC 740”) future reversals of existing taxable temporary differences provide objectively verifiable evidence that should be considered as a source of taxable income to realize a tax benefit for deductible temporary differences and carryforwards. Generally, the existence of sufficient taxable temporary differences will enable the use of the tax benefit of existing deferred tax assets. As of the first quarter of 2015, the Company had significant U.S. federal and state valuation allowances. These valuation allowances were released in the second quarter of 2015 to reflect the recognition of Hyperion’s deferred tax liabilities that will provide taxable temporary differences that will be realized within the carryforward period of the Company’s U.S. tax consolidation group’s available net operating losses and other deferred tax assets. Accordingly, the Company recorded an income tax benefit of $105.1 million in the second quarter of 2015 relating to the release of existing U.S. federal and state valuation allowances.

Short-term and long-term investments included in the table above represent available-for-sale securities that were reported in short-term investments or long-term investments based on maturity dates and whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. Available-for-sale investments were recorded at fair value and were liquidated shortly after the acquisition.

Goodwill represents the excess of the preliminary acquisition consideration over the estimated fair values of net assets acquired and was recorded in the condensed consolidated balance sheet as of the acquisition date.

PENNSAID 2% Acquisition

On October 17, 2014, the Company acquired the U.S. rights to PENNSAID 2% from Nuvo for $45.0 million in cash. PENNSAID 2% is approved in the United States for the treatment of the pain of osteoarthritis of the knee. The Company began marketing PENNSAID 2% in January 2015, and as such no sales or cost of goods sold were recognized in 2014.

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

Pursuant to ASC 805, the Company accounted for the acquisition of the U.S. rights to PENNSAID 2% under the acquisition method of accounting, in which the Company recognized and accounted for the acquisition of the U.S. rights to PENNSAID 2% as a business combination. Using this methodology, the Company allocated the entire purchase price of $45.0 million to a developed technology intangible asset. The valuation of the developed technology intangible asset was based on management’s estimates, forecasted financial information and reasonable and supportable assumptions. The allocation was generally based on the Company’s estimated fair value of the rights to payments with respect to U.S. revenue associated with PENNSAID 2% which were acquired in the transaction. This estimated fair value was determined using the income approach under the discounted cash flow method. Significant assumptions used in valuing the developed technology intangible asset included revenue projections through 2021 based on assumptions relating to pricing and reimbursement rates, market size and market penetration rates and cost of goods sold based on current manufacturing experience, general and administrative expenses, sales and marketing expenses, and research and development expenses for clinical and regulatory support. The calculated value of the PENNSAID 2% developed technology intangible asset is amortized using the straight-line method over an estimated useful life of six years, which is the period in which the majority of the benefits from such developed technology will be recognized.

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

The total consideration for the acquisition of Vidara was $601.4 million, representing the $387.8 million market value of the 31,350,000 New Horizon ordinary shares that were held by prior Vidara shareholders immediately following the Closing plus the cash consideration of $213.6 million. The value of the New Horizon ordinary shares of $387.8 million was based on the September 18, 2014 closing stock price of HPI common stock of $12.37, the last closing price prior to the Effective Time.

Pursuant to ASC 805, the Company accounted for the Vidara Merger as a reverse acquisition under the acquisition method of accounting, with HPI treated as the acquiring company for accounting purposes. Identifiable assets and liabilities of Vidara, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the Closing. The excess of the fair value of the net assets acquired over the value of consideration was recorded as a bargain purchase gain. The following table summarizes the fair values assigned to the assets acquired and the liabilities assumed by the Company pursuant to the Vidara Merger, along with the resulting bargain purchase gain (in thousands):

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

Inventories acquired included raw materials and finished goods. Fair value of finished goods was determined based on the estimated selling price, net of selling costs and a margin on the selling costs. Fair value of raw materials was estimated to equal the replacement cost. A step up in the value of inventory of $14.2 million was recorded in connection with the Vidara Merger. In the first quarter of 2015, the Company recognized the remaining $3.2 million of ACTIMMUNE inventory step up in its condensed consolidated statement of comprehensive income.

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

IPR&D is related to one research and development project for the application of ACTIMMUNE in the treatment of Friedreich’s ataxia (“FA”), which was incomplete at the time of the Vidara Merger. IPR&D is considered separable from the business as the project could be sold to a third-party. The fair value of IPR&D was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on sales projections and estimated direct costs. Indications of value are developed by discounting these benefits to their present value at a discount rate of 33% that reflects the return requirements of the market. The fair value of the IPR&D was recorded as an indefinite-lived intangible asset and will be tested for impairment until completion or abandonment of research and development efforts associated with the project.

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

The Company has assigned a fair value to a contingent liability for royalties potentially payable under previously existing royalty and licensing agreements related to ACTIMMUNE. The royalties are payable under the terms of a license agreement with Genentech Inc. (“Genentech”), which was the original developer of ACTIMMUNE and under the terms of its agreement with Connetics Corporation which was the predecessor parent company to InterMune Pharmaceuticals Inc. (“InterMune”) and is now part of GlaxoSmithKline) (“Connetics”). See Note 14 for details of the percentages payable under both license agreements. The initial fair value of this liability of $33.6 million was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rates used were the same as for the fair value of the intangible assets. The estimated liability for royalties will be increased over time to reflect the change in its present value and accretion expense will be recorded as part of cost of goods sold. The estimated liability will be periodically assessed based on events and circumstances and any change will be recorded in New Horizon’s condensed consolidated statement of comprehensive income. During the second quarter of 2015, based on higher sales of ACTIMMUNE during the six months ended June 30, 2015 versus the Company’s original expectations and the Company’s adjusted expectations for future ACTIMMUNE sales, the Company recorded a charge of $5.4 million to cost of goods sold to increase the carrying value of the contingent royalties to reflect the updated estimates.

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

Pro Forma Information

The following table represents the condensed consolidated financial information for the Company on a pro forma basis, assuming that the Vidara Merger and the Hyperion acquisition occurred as of January 1, 2014. For the nine months ended September 30, 2015, the Vidara Merger has already been reflected in the as reported figures as the Vidara Merger was completed in September 2014, and Hyperion results from May 7, 2015 to September 30, 2015 are also included in the 2015 as reported figures. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the Vidara Merger and the Hyperion acquisition, and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of definite-lived intangible assets, interest expense, debt discount and deferred financing costs associated with the debt in connection with the acquisitions. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (in thousands, except per share data):

	For the Nine Months Ended September 30,
	2015			2014
	As reported	Pro-forma adjustments (Unaudited)	Pro-forma (Unaudited)	As reported	Pro-forma adjustments (Unaudited)	Pro-forma (Unaudited)
Net sales	$512,506	$39,473	$551,979	$193,114	$133,343	$326,457
Net income (loss)	15,538	(25,703)	(10,165)	(231,956)	(10,998)	(242,954)
Basic net income (loss) per share	$0.11	$(0.17)	$(0.06)	$(3.17)	$0.78	$(2.39)
Diluted net income (loss) per share	$0.10	$(0.16)	$(0.06)	$(3.17)	$0.78	$(2.39)

Our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 include RAVICTI and BUPHENYL net sales as a result of the acquisition of Hyperion in May 2015 of $37.4 million and $60.2 million, respectively. Our condensed consolidated statements of comprehensive income also include net sales of ACTIMMUNE of $28.7 million and $79.4 million for the three and nine months ended September 30, 2015, and net sales of $2.7 million for the three and nine months ended September 30, 2014 following the Vidara Merger on September 19, 2014. Hyperion and Vidara have been fully integrated into our business and as a result of these integration efforts, we cannot distinguish between these operations and those of our legacy business.

The 2014 pro forma information excludes the PENNSAID 2% acquisition as it was impracticable to include because it would require significant estimates of third-party sales amounts. In addition, prior to the Company’s acquisition of PENNSAID 2%, PENNSAID 2% did not have a significant amount of sales in 2014.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market value. Inventories consist of raw materials and work-in-process and finished goods. The Company has entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs.

The components of inventories as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$5,731	$1,184
Work-in-process	1,288	389
Finished goods	10,710	15,292
Inventories, net	$17,729	$16,865

Finished goods at December 31, 2014 included $3.2 million of stepped up ACTIMMUNE inventory which was fully amortized in January 2015.

Finished goods at September 30, 2015 included $1.2 million of stepped up RAVICTI and BUPHENYL inventory. In the second and third quarters 2015, the Company amortized $7.5 million of RAVICTI and BUPHENYL inventory step up.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Prepaid co-pay expenses	$1,824	$6,718
Product samples inventory	3,741	4,014
Prepaid software license fees	1,199	1,128
Other prepaid expenses	9,702	2,510
Prepaid expenses and other current assets	$16,466	$14,370

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Machinery and equipment	$3,212	$3,288
Furniture and fixtures	704	576
Computer equipment	3,244	2,040
Software	2,452	1,481
Trade show equipment	228	392
Leasehold improvements	4,349	3,412
	14,189	11,189
Less-accumulated depreciation	(6,413)	(3,948)
Software implementation	2,604	—
Property and equipment, net	$10,380	$7,241

The Company capitalizes development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.

Software implementation at September 30, 2015 is related to new enterprise resource planning software being implemented by the Company. The software is not yet in service and as such, depreciation has not yet begun.

Depreciation expense was $1.6 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and was $2.8 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of September 30, 2015 was as follows (in thousands):

Balance at December 31, 2014	$—
Acquired during period	259,167
Balance at September 30, 2015	$259,167

In May 2015, the Company recognized goodwill with a preliminary value of $259.6 million in connection with the Hyperion acquisition, which represented the excess of the purchase price over the fair value of the net assets acquired. During the quarter ended September 30, 2015, the Company recorded measurement period adjustments that resulted in a net reduction in goodwill of $0.4 million, resulting in goodwill after the measurement period adjustments of $259.2 million (see Note 3 for details).

Intangible Assets

The Company’s intangible assets consist of developed technology related to the Company’s approved products, ACTIMMUNE, PENNSAID 2%, RAYOS, VIMOVO, RAVICTI and BUPHENYL in the United States and LODOTRA and AMMONAPS in Europe.

On September 19, 2014, in connection with the Vidara Merger, the Company capitalized $560.0 million of developed technology, $66.0 million of IPR&D and $8.1 million of customer relationships related to ACTIMMUNE.

On October 17, 2014, in connection with the Company’s acquisition of the U.S. rights to PENNSAID 2%, the Company capitalized $45.0 million for the U.S. rights to developed technology of PENNSAID 2%.

On May 7, 2015, in connection with the acquisition of Hyperion, the Company capitalized $1,021.6 million of developed technology related to RAVICTI and $22.6 million of developed technology related to BUPHENYL.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company does not believe there have been any circumstances or events that would indicate that the carrying value of any of its intangible assets was impaired at September 30, 2015 or December 31, 2014.

As of September 30, 2015 and December 31, 2014, amortizable intangible assets consisted of the following (in thousands):

	September 30, 2015				December 31, 2014
	Cost Basis	Accumulated Amortization	Currency Translation	Net Book Value	Cost Basis	Accumulated Amortization	Currency Translation	Net Book Value
Developed technology	$1,792,495	$(141,942)	$—	$1,650,553	$757,484	$(51,331)	$(9,190)	$696,963
Customer relationships	8,100	(837)	—	7,263	8,100	(230)	—	7,870
Total amortizable intangible assets	$1,800,595	$(142,779)	$—	$1,657,816	$765,584	$(51,561)	$(9,190)	$704,833

Amortization expense for the three months ended September 30, 2015 and 2014 was $41.7 million and $6.4 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $91.2 million and $16.5 million, respectively. IPR&D is not amortized until successful completion of the project. As of September 30, 2015, estimated future amortization expense was as follows (in thousands):

2015 (October to December)	$41,706
2016	166,826
2017	166,826
2018	166,826
2019	166,826
Thereafter	948,806
Total	$1,657,816

NOTE 8 - LONG-TERM INVESTMENTS

Long-term investments as of September 30, 2015 represented available-for-sale securities as follows (in thousands):

	September 30, 2015	December 31, 2014
Available-for-sale securities – non-current, at cost	$71,813	$—
Unrealized losses	(29,400)	—
Total available-for-sale securities – non current	$42,413	$—

From July 9, 2015 through August 24, 2015, the Company purchased 2,250,000 shares of Depomed common stock, representing 3.75% of Depomed’s outstanding common stock. The shares were acquired at a cost of $71.8 million.

Unrealized losses of $29.4 million relate to the decrease in fair value of the investment. The Company believes this decrease in fair value is consistent with trends across the industry. The Company evaluated the near-term prospects of Depomed in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these shares for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the decrease in fair value of the investment to be an “other than temporary” impairment as of September 30, 2015. Unrealized losses of $29.4 million have been recorded in comprehensive loss for the three and nine months ended September 30, 2015.

NOTE 9 – OTHER ASSETS

Other assets as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Deferred financing costs	$8,737	$11,491
Other	777	73
Other assets	$9,514	$11,564

Costs incurred in connection with debt financings have been capitalized as deferred financing costs and are charged to interest expense using the effective interest method over the terms of the related debt agreements. These costs include document preparation costs, commissions, fees and expenses of investment bankers and underwriters, and accounting and legal fees.

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued contractual allowances	$73,098	$55,678
Accrued government rebates and chargebacks	51,280	20,437
Accrued trade discounts and rebates	$124,378	$76,115
Invoiced contractual allowances and government rebates and chargebacks in accounts payable	42,753	5,221
Total customer-related accruals and allowances	$167,131	$81,336

Contractual allowances include co-pay assistance, product sales discounts and allowances, product launch discounts, customer rebates, distribution service fees, sales returns and prompt pay discounts.

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2014 to September 30, 2015 (in thousands):

	Contractual Allowances	Government Rebates and Chargebacks	Total
Balance at December 31, 2014	$60,899	$20,437	$81,336
Current provisions relating to sales in the nine months ended September 30, 2015	719,217	113,034	832,251
Payments relating to sales in the nine months ended September 30, 2015	(620,381)	(59,906)	(680,287)
Payments relating to sales in prior years	(58,114)	(16,377)	(74,491)
Adjustments relating to prior year sales	(1,383)	(3,475)	(4,858)
Hyperion acquisition on May 7, 2015	244	12,936	13,180
Balance at September 30, 2015	$100,482	$66,649	$167,131

NOTE 11 – ACCRUED EXPENSES

Accrued expenses as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Payroll-related expenses	$38,970	$20,933
Consulting services	12,241	4,421
Sales and marketing expenses	4,729	2,343
Deferred rent	1,252	1,026
Accrued interest	16,460	1,260
Accrued income taxes	1,864	1,400
Accrued other	8,848	3,999
Accrued excise tax	—	11,243
Accrued expenses	$84,364	$46,625

Accrued payroll-related expenses at September 30, 2015 include $11.4 million relating to severance and related employee costs as a result of the Hyperion acquisition.

NOTE 12 – ACCRUED ROYALTIES

Changes in the liability for royalties during the nine months ended September 30, 2015 consisted of the following (in thousands):

Balance as of December 31, 2014	$74,212
Assumed RAVICTI and BUPHENYL contingent royalty liabilities	86,800
Assumed RAVICTI and BUPHENYL accrued royalties	579
Remeasurement of royalty liabilities	14,277
Royalty payments	(18,756)
Accretion expense	13,571
Balance as of September 30, 2015	170,683
Less: Current portion	45,411
Accrued royalties, net of current	$125,272

During the second quarter of 2015, based on higher sales of ACTIMMUNE and VIMOVO during the six months ended June 30, 2015 versus the Company’s original expectations and the Company’s adjusted expectations for future ACTIMMUNE and VIMOVO sales, the Company recorded a total charge of $14.3 million to cost of goods sold ($8.9 million related to VIMOVO and $5.4 million related to ACTIMMUNE) to increase the carrying value of the contingent royalties to reflect the updated estimates. The Company did not record any remeasurements of the contingent royalties during the third quarter of 2015, as there were no triggering events during the period.

NOTE 13 – FAIR VALUE MEASUREMENTS

The following tables and paragraphs set forth the Company’s financial instruments that are measured at fair value on a recurring basis within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The following describes three levels of inputs that may be used to measure fair value:

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

As of September 30, 2015, our cash and cash equivalents included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data. There were no transfers between the different levels of the fair value hierarchy in 2015 or in 2014.

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the Company’s financial assets and liabilities at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$50,000	$—	$50,000
Money market funds	518,501	—	—	518,501
Long-term investments	42,413	—	—	42,413
Total assets at fair value	$560,914	$50,000	$—	$610,914

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$111,581	$—	$—	$111,581
Total assets at fair value	$111,581	$—	$—	$111,581

In accordance with the pronouncement guidance in ASC Topic 815 “Derivatives and Hedging”, the conversion option included within the Convertible Senior Notes was deemed to include an embedded derivative, which required the Company to bifurcate and separately account for the embedded derivative as a separate liability on its condensed consolidated balance sheets. The estimated fair value was derived utilizing the binomial lattice approach for the valuation of convertible instruments. Assumptions used in the calculation included, among others, determining the appropriate credit spread using benchmarking analysis and solving for the implied credit spread, calculating the fair value of the stock component using a discounted risk free rate and borrowing cost and calculating the fair value of the note component using a discounted credit adjusted discount rate. Based on the assumptions used to determine the fair value of the derivative liability associated with the Convertible Senior Notes, the Company concluded that these inputs were Level 3 inputs.

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

On June 27, 2014, the Company conducted a fair value assessment to reflect the market value adjustments for the embedded derivative due to the increase in HPI’s common stock value and for changes in the fair value assumptions, and the Company recorded a $215.0 million loss in its results of operations for the three and six months ended June 30, 2014, respectively. The entire fair value of the derivative liability of $324.4 million was reclassified to additional paid-in capital on June 27, 2014.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of September 30, 2015, the Company has the following lease agreements in place for real properties:

Location	Approximate Square Footage	Lease Expiry Date
Dublin, Ireland	10,300	November 4, 2029
Deerfield, Illinois	53,500	June 30, 2018
Chicago, Illinois	6,500	December 31, 2018
Mannheim, Germany	9,500	December 31, 2016
Reinach, Switzerland	3,500	May 31, 2020
Brisbane, California	20,100	November 30, 2019
Roswell, Georgia	6,200	October 31, 2018

Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”). Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The Company committed to a minimum purchase of RAYOS/LODOTRA tablets from Jagotec for five years from the date of first launch of RAYOS/LODOTRA in a major country, as defined in the agreement, which was during April 2009. Thereafter, the agreement automatically renews on a yearly basis until either party provides two years advance written notice of termination. In April 2015 the agreement automatically renewed, therefore the earliest the agreement can expire according to this advance notice procedure is April 15, 2018, and the minimum purchase commitment is in force until April 2018. At September 30, 2015, the minimum purchase commitment based on tablet pricing in effect under the agreement was $3.0 million through April 2018.

In May 2011, the Company entered into a manufacturing and supply agreement with sanofi-aventis U.S. LLC (“sanofi-aventis U.S.”), and amended the agreement effective as of September 25, 2013. Pursuant to the agreement, as amended, sanofi-aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from sanofi-aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union member states and Scandinavia. At September 30, 2015, the Company had a binding purchase commitment to sanofi-aventis U.S. for DUEXIS of $4.8 million, which is to be delivered through December 2015.

In July 2013, Vidara and Boehringer Ingelheim RCV GmbH & Co. KG (“Boehringer Ingelheim”) entered into an exclusive supply agreement, which the Company assumed as a result of the Vidara Merger. Under the agreement, Boehringer Ingelheim is required to manufacture and supply interferon gamma-1 b (ACTIMMUNE) to the Company. The Company is required to purchase minimum quantities of finished drug product per annum through July 2020. As of September 30, 2015, the minimum binding purchase commitment to Boehringer Ingelheim was $22.0 million (converted using a Dollar-to-Euro exchange rate of 1.1178).

In November 2013, the Company entered into a long-term master manufacturing services and product agreement with Patheon Pharmaceuticals Inc. (“Patheon”) pursuant to which Patheon is obligated to manufacture VIMOVO for the Company through December 31, 2019. The Company agreed to purchase a specified percentage of VIMOVO requirements for the United States from Patheon. The Company must pay an agreed price for final, packaged VIMOVO supplied by Patheon as set forth in the Patheon manufacturing agreement, subject to adjustments, including certain unilateral adjustments by Patheon, such as annual adjustments for inflation and adjustments to account for certain increases in the cost of components of VIMOVO other than active materials. The Company issues 12-month forecasts of the volume of VIMOVO that the Company expects to order. The first six months of the forecast are considered binding firm orders. At September 30, 2015, the Company had a binding purchase commitment with Patheon for VIMOVO of $1.9 million.

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo, the Company and Nuvo entered into an exclusive supply agreement. Under the supply agreement, Nuvo is obligated to manufacture and supply PENNSAID 2% to the Company. The initial term of our supply agreement is through December 31, 2022, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. At least 90 days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities. At September 30, 2015, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $3.6 million.

Purchase orders relating to the manufacture of RAVICTI and BUPHENYL of $2.2 million were outstanding as at September 30, 2015.

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

Under a license agreement with Pozen Inc. (Pozen”), the Company is required to pay Pozen a flat 10% royalty on net sales of VIMOVO and other products sold by the Company, its affiliates or sublicensees during the royalty term that contain gastroprotective agents in a single fixed combination oral solid dosage form with NSAIDs, subject to minimum annual royalty obligations of $7.5 million. These minimum royalty obligations will continue for each year during which one of Pozen’s patents covers such products in the United States and there are no competing products in the United States. The royalty rate may be reduced to a mid-single digit royalty rate as a result of loss of market share to competing products. The Company’s obligation to pay royalties to Pozen will expire upon the later of (a) expiration of the last-to-expire of certain patents covering such products in the United States, and (b) ten years after the first commercial sale of such products in the United States.

Under a license agreement with Genentech, which was the original developer of ACTIMMUNE, the Company is or was obligated to pay royalties to Genentech on its net sales of ACTIMMUNE as follows:

•	Through November 25, 2014, a royalty of 45% of the first $3.7 million in net sales achieved in a calendar year, and 10% on all additional net sales in that year;
•	For the period from November 26, 2014 through May 5, 2018, a royalty in the 20%-30% range for the first tier in net sales and in the 1%-9% range for the second tier; and
•	From May 6, 2018 and for so long as the Company continues to commercially sell ACTIMMUNE, an annual royalty in the low single digits as a percentage of annual net sales.

Under the terms of an agreement with Connetics, the Company is obligated to pay royalties to Connetics on the Company’s net sales of ACTIMMUNE as follows:

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

Under the terms of a collaboration agreement and asset purchase agreement with Ucyclyd, the Company is obligated to pay royalties to Ucyclyd on the Company’s net sales as follows:

•	Tiered mid to high single-digit royalties on global net sales of RAVICTI.
•	Tiered mid to high single-digit royalties on net sales in the United States of BUPHENYL to urea cycle disorder patients outside of the FDA-approved labeled age range for RAVICTI.

The Company also licenses patented technology from Brusilow related to RAVICTI, and is obliged to pay royalties to Brusilow as follows:

•	Low single-digit royalties on net sales of RAVICTI through 2025.

The royalty obligations for VIMOVO, ACTIMMUNE, RAVICTI and BUPHENYL are included in accrued royalties on the Company’s condensed consolidated balance sheets.

Total royalty-related expense (including royalty accretion expense and royalty liability remeasurement expense) recognized in cost of goods sold for the three months ended September 30, 2015 and 2014 was $6.6 million and $2.7 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $28.0 million and $18.7 million, respectively.

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

The Company previously entered into a rebate agreement with a PBM, pursuant to which the Company was required to pay certain rebates on certain of its products that were reimbursed by health plans contracting with the PBM with respect to their formularies. In 2014, the Company sent a notice alerting the PBM of certain material breaches by the PBM under the agreement and indicating that the agreement would automatically terminate if the material breaches were not cured within 30 days. Among other things, the breaches by the PBM involved repeated invoices that included claims for rebates which were not eligible for payment under the agreement. Following the 30-day period, during which the PBM did not take action to cure the breaches or formally respond to the notice, the Company sent another notice informing the PBM that the agreement was terminated as of the end of the 30-day period in accordance with its terms and the Company ceased paying further rebates under the agreement. On November 6, 2014 and March 9, 2015, the Company received letters from the PBM asserting that the breaches the Company alleged in its termination notice were not material breaches and therefore the agreement was not terminated and remains in effect. In addition, the PBM has claimed that the Company owes approximately $68.3 million in past price protection and utilization rebates related to VIMOVO and DUEXIS and further rebates on sales of VIMOVO and DUEXIS continuing after the date the Company believes the agreement was terminated. The substantial majority of these rebate claims relate to price protection rebates on VIMOVO which the Company believes are precluded under the agreement, particularly because VIMOVO was not covered under the agreement until after the Company had established an initial price for VIMOVO under a Horizon-owned National Drug Code. Based upon the terms of the agreement and the PBM’s actions, the Company believes that the PBM’s claims in its November 6, 2014 and March 9, 2015 letters are without merit and the Company intends to vigorously defend against them. The Company currently estimates the range of potential disputes to be in the $0 to $4.7 million range and has not recorded a liability associated with any portion of the disputed amounts as the Company does not believe payment of any such amounts is probable at this time.

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

NOTE 15 – LEGAL PROCEEDINGS

On July 15, 2013, the Company received a Paragraph IV Patent Certification from Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc. (“Actavis FL”), advising that Actavis FL had filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. On August 26, 2013, the Company, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Actavis FL, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc. seeking an injunction to prevent the approval of the ANDA.

On October 1, 2015, the Company’s affiliate Horizon Pharma Switzerland GmbH, as well as Jagotec, entered into a License and Settlement Agreement (the “Actavis Settlement Agreement”) with Actavis FL relating to the Company’s and Jagotec’s on-going patent infringement litigation. In accordance with legal requirements, the Company, Jagotec and Actavis FL have agreed to submit the Actavis Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. The parties have agreed to file stipulations of dismissal with the court regarding the litigation. The Actavis Settlement Agreement provides for a full settlement and release by each party of all claims that relate to the litigation or under the patents with respect to Actavis FL’s generic version of RAYOS tablets.

Under the Actavis Settlement Agreement, the Company and Jagotec granted Actavis FL a non-exclusive license to manufacture and commercialize Actavis FL’s generic version of RAYOS tablets in the United States after the Generic Entry Date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Actavis FL’s generic version of RAYOS tablets during certain limited periods prior to the Generic Entry Date.  The Company and Jagotec also agreed that during the 180 days after the Generic Entry Date, the license granted to Actavis would be exclusive with respect to any third-party generic version of RAYOS tablets.

Under the Actavis Settlement Agreement, the Generic Entry Date is December 23, 2022; however, Actavis FL may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of any other third-party RAYOS patent litigation, the entry of other generic versions of RAYOS tablets or certain substantial reductions in RAYOS prescriptions over specified periods of time.

The Company and Jagotec also agreed not to sue or assert any claim against Actavis FL for infringement of any patent or patent application owned or controlled by the Company or Jagotec during the term of the Actavis Settlement Agreement based on Actavis FL’s generic version of RAYOS tablets in the United States.  In turn, Actavis FL agreed not to challenge the validity or enforceability of the licensed patents.

If the Company or Jagotec enter into any similar agreements with other parties with respect to generic versions of RAYOS tablets, they agreed to amend the Actavis Settlement Agreement to provide Actavis FL with terms that are no less favorable than those provided to the other parties with respect to the license terms, Generic Entry Date, permitted pre-market activities and notice provisions.

On November 13, 2014, the Company received a Paragraph IV Patent Certification from Actavis FL advising that Actavis FL had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Actavis FL has not advised the Company as to the timing or status of the FDA’s review of its filing. On December 23, 2014, the Company filed suit in the United States District Court for the District of New Jersey against Actavis FL., Actavis, Inc., and Actavis plc (collectively “Actavis”) seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Actavis has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Actavis’ ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Actavis action.

On June 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,101,591.  And on September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.  These three cases have since been consolidated with the case filed against Actavis on December 23, 2014.

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

Under the Perrigo settlement agreement, the license effective date is January 10, 2029; however, Perrigo may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in the Company’s PENNSAID 2% shipments over specified periods of time.

Under the Perrigo settlement agreement, the Company also agreed not to sue or assert any claim against Perrigo for infringement of any patent or patent application owned or controlled by the Company during the term of the Perrigo settlement agreement based on the manufacture, use, sale, offer for sale, or importation of Perrigo’s generic version of PENNSAID 2% in the United States.

In certain circumstances following the entry of other third-party generic versions of PENNSAID 2%, the Company may be required to supply Perrigo PENNSAID 2% as its authorized distributor of generic PENNSAID 2%, with the Company receiving specified percentages of any net sales by Perrigo. The Company also agreed that if it enters into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, the Company will amend the Perrigo settlement agreement to provide Perrigo with terms that are no less favorable than those provided to the other parties.

Currently, patent litigation is pending in the United States District Court for the District of New Jersey against four generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”); (ii) Lupin Limited and Lupin Pharmaceuticals Inc. (collectively, “Lupin”); (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, “Mylan”); and (iv) Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc. and Actavis Pharma, Inc. (collectively, “Actavis”). Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen Pharmaceuticals Inc. (“Anchen”), was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. The Company understands that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen VIMOVO patents, which are still the subject of patent litigations. As part of the Company’s acquisition of the U.S. rights to VIMOVO, the Company has taken over and is responsible for the patent litigations that include the Pozen patents licensed to the Company under the amended and restated collaboration and license agreement for the United States with Pozen (“the Pozen license agreement”).

The VIMOVO cases were filed on April 21, 2011, July 25, 2011, October 28, 2011, January 4, 2013, May 10, 2013, June 28, 2013, October 23, 2013 and May 13, 2015 and collectively include allegations of infringement of U.S. Patent Nos. 6,926,907, 8,557,285, 8,852,636, and 8,858,996. On June 18, 2015, the Company amended the complaints to add a charge of infringement of U.S. Patent No. 8,865,190.

The cases asserting U.S. Patent Nos. 8,557,285 and 6,926,907 have been consolidated for discovery.  The court has issued a claims construction order for these cases and has set a pretrial schedule, but has not yet set a trial date.

The cases asserting U.S. Patent Nos. 8,852,636, 8,858,996, and 8,865,190 have not been consolidated for discovery.  The court has not issued a claims construction order or set a pretrial schedule.

The Company understands the cases arise from Paragraph IV Notice Letters providing notice of the filing of ANDAs with the FDA seeking regulatory approval to market generic versions of VIMOVO before the expiration of the patents-in-suit. The Company understands the Dr. Reddy’s notice letters were dated March 11, 2011, November 20, 2012 and April 20, 2015; the Lupin notice letters were dated June 10, 2011 and March 12, 2014; the Mylan notice letters were dated May 16, 2013 and February 9, 2015; the Actavis notice letters were dated March 29, 2013 November 5, 2013 and October 9, 2015; and the Anchen notice letter was dated September 16, 2011.

On February 24, 2015, Dr. Reddy’s Laboratories, Inc. filed a Petition for Inter Partes Review (“IPR”) of U.S. Patent No. 8,557,285, one of the patents in litigation in the above referenced VIMOVO cases. On October 9, 2015, Dr. Reddy’s Laboratories, Inc.’s petition for inter partes review of U.S. Patent No. 8,557,285 was denied by the United States Patent and Trademark Office.

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

On August 7, 2015, the Coalition for Affordable Drugs VII LLC filed another Petition for IPR of U.S. Patent No. 8,852,636, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On August 12, 2015, the Coalition for Affordable Drugs VII LLC filed another Petition for IPR of U.S. Patent No. 8,945,621, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On August 19, 2015, Lupin filed Petitions for IPR of U.S. Patent Nos. 8,858,996, 8,852,636, and 8,865,190, all patents in litigation in the above referenced VIMOVO cases.  The Patent Trial and Appeal Board has not yet issued decisions with regard to whether or not IPRs will be instituted.

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

On September 9, 2015, certain subsidiaries of the Company (the “Horizon Subsidiaries”) entered into a settlement and license agreement (the “Taro Settlement Agreement”), with Taro relating to our on-going patent infringement litigation. In accordance with legal requirements, the Horizon Subsidiaries and Taro have agreed to submit the Taro Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. The Horizon Subsidiaries and Taro have also agreed to file stipulations of dismissal with the courts regarding the litigation. The Taro Settlement Agreement provides for a full settlement and release by both us and Taro of all claims that were or could have been asserted in the Litigation and that arise out of the issues that were subject of the litigation or Taro’s generic version of PENNSAID 2%.

Under the Taro Settlement Agreement, the Horizon Subsidiaries granted Taro a non-exclusive license to manufacture and commercialize Taro’s generic version of PENNSAID 2% in the United States after the license effective date and to take steps necessary to develop inventory of, and prepare to commercialize, Taro’s generic version of PENNSAID 2% during certain limited periods prior to the license effective date.

Under the Taro Settlement Agreement, the license effective date is January 10, 2029; however, Taro may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in Horizon’s PENNSAID 2% shipments over specified periods of time.

Under the Taro Settlement Agreement, the Horizon Subsidiaries also agreed not to sue or assert any claim against Taro for infringement of any patent or patent application owned or controlled by the Horizon Subsidiaries during the term of the Taro Settlement Agreement based on the manufacture, use, sale, offer for sale, or importation of Taro’s generic version of PENNSAID 2% in the United States.

The Horizon Subsidiaries also agreed that if they enter into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, they will amend the Taro Settlement Agreement to provide Taro with terms that are no less favorable than those provided to the other parties.

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

On June 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, the Company filed an amended complaint in the United States District Court for the District of New Jersey against Lupin that added U.S. Patent No. 9,101,591 to the litigation with respect to U.S. Patent No. 9,066,913.  On September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.

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

On June 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against IGI for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, the Company filed suit in the United States District Court for the District of New Jersey against IGI for patent infringement of U.S. Patent No. 9,101,591.  On September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against IGI for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.

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

On June 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent No. 9,101,591.  On September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.

On March 17, 2014, Hyperion received notice from Par Pharmaceutical, Inc. (“Par”) that it had filed an ANDA with the FDA seeking approval for a generic version of the Company’s product RAVICTI. The ANDA contained a Paragraph IV Patent Certification alleging that two of the patents covering RAVICTI, U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032, and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Par did not challenge the validity, enforceability, or infringement of the Company’s primary composition of matter patent for RAVICTI, U.S. Patent No. 5,968,979 titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkenoic acid useful in treatment of various disorders,” which would have expired on February 7, 2015, but as to which Hyperion was granted an interim term of extension until February 7, 2016. Hyperion filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Par on April 23, 2014 seeking an injunction to prevent the approval of Par’s ANDA and/or to prevent Par from selling a generic version of RAVICTI, and the Company has taken over and is responsible for this patent litigation. On September 15, 2015, the Company received notice from Par that it had filed a Paragraph IV Patent Certification alleging that U.S. Patent No. 9,095,559 is invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted.

On April 29, 2015, Par filed petitions for IPR of the ’215 patent and the ’012 patent. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not IPRs will be instituted.

The Company received from Lupin Limited a Paragraph IV Patent Certification dated September 4, 2015 against Orange Book listed U.S. Patent Nos. 8,404,215 and 8,642,012 advising that Lupin had filed an ANDA with the FDA for a generic version of RAVICTI.  Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing. On October 19, 2015 the Company filed suit in the United States District Court for the District of New Jersey against Lupin seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Lupin has infringed U.S. Patent Nos. 8,404,215, 8,642,012, and 9,095,559 by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Lupin’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Lupin action.

On August 3, 2015, HPI filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, naming as defendants Depomed and the members of its board of directors (the “Depomed Board”), Vicente J. Anido, Jr., Karen A. Dawes, Louis J. Lavigne, Jr., Samuel R. Saks, James A. Schoeneck, Peter D. Staple and David B. Zenoff. The lawsuit is captioned Horizon Pharma, Inc. v. Vicente J. Anido, Jr., et al., Case Number 1:15-cv-283835. The lawsuit alleges that the adoption by the Depomed Board of the Rights Agreement dated as of July 12, 2015 between Depomed and Continental Stock Transfer & Trust Company, as Rights Agent (the “Depomed Rights Agreement”), and Sections 2(b), 2(c), 2(d), and 5(d) of Depomed’s Amended and Restated Bylaws, effective July 12, 2015 (the “Depomed Bylaws”), violates the General Corporation Law of the California Corporations Code, constitutes ultra vires acts and breaches the fiduciary duties of the members of the Depomed Board. The lawsuit seeks, among other things, an order (i) declaring that the Depomed Rights Agreement and Sections 2(b), 2(c), and 2(d) of the Depomed Bylaws are invalid under California law, (ii) declaring that the members of the Depomed Board breached their fiduciary duties by enacting the Depomed Rights Agreement and Sections 2(b), 2(c), 2(d), and 5(d) of the Depomed Bylaws, (iii) enjoining the members of the Depomed Board from relying on, implementing, applying or enforcing either the Depomed Rights Agreement or Sections 2(b), 2(c), 2(d), or 5(d) of the Depomed Bylaws, (iv) enjoining the members of the Depomed Board from taking any improper action designed to impede, or which has the effect of impeding, the proposed combination with Depomed or the Company’s efforts to acquire control of Depomed and (v) compelling the members of the Depomed Board to redeem the Depomed Rights Agreement or to render it inapplicable to the Company. The Superior Court has calendared for November 5, 2015 a hearing on a preliminary injunction motion by HPI to enjoin enforcement of the Depomed Rights Agreement and Sections 2(b), 2(c) and 2(d) of the Depomed bylaws.

Also on August 3, 2015, Depomed filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, against the Company. The lawsuit is captioned Depomed, Inc. v. Horizon Pharma plc, Case Number 1:15-cv-283834. The complaint asserts a claim for violation of the California Uniform Trade Secrets Act and breach of contract in connection with the Company’s alleged use in pursuing the proposed combination with Depomed of information obtained pursuant to a confidentiality agreement entered into as part of the Company’s consideration of a business arrangement with Janssen Pharmaceuticals Inc. relating to its U.S. rights to NUCYNTA®, which are now owned by Depomed. The complaint also alleges that the Company made fraudulent and materially misleading statements to Depomed’s shareholders. The lawsuit seeks, among other relief, an injunction (i) to prevent the Company from continuing its allegedly improper and unlawful use of Depomed’s confidential and trade secret data and (ii) to prevent the Company from continuing to make and failing to correct its allegedly false and misleading statements in connection with the proposed combination with Depomed. The Superior Court has calendared for November 5, 2015 a hearing on a preliminary injunction motion by Depomed.

NOTE 16 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
2023 Senior Notes	$475,000	$—
2015 Term Loan Facility due 2021	399,000	—
Exchangeable Senior Notes due 2022	400,000	—
2014 Term Loan Facility	—	300,000
Convertible Senior Notes	—	60,985
Debt discount	(132,989)	(15,482)
Total long-term debt	1,141,011	345,503
Less: current maturities	4,000	48,334
Long-term debt, net of current maturities	$1,137,011	$297,169

2023 Senior Notes

On April 29, 2015, Horizon Financing, a wholly-owned subsidiary of the Company, completed a private placement of $475.0 million aggregate principal amount of the Senior Notes (the “2023 Senior Notes”), to certain investment banks acting as initial purchasers who subsequently resold the 2023 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions to non-U.S. persons in reliance on Regulation S under the Securities Act.

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

As of September 30, 2015, the fair value of the 2023 Senior Notes was approximately $415.6 million, categorized as a Level 2 instrument, as defined in Note 13.

2015 Senior Secured Credit Facility

On May 7, 2015, HPI, the Company and certain of its subsidiaries entered into a credit agreement with Citibank, N.A., as administrative and collateral agent, and the lenders from time to time party thereto providing for (i) the six-year $400.0 million 2015 Term Loan Facility; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder (the “2015 Senior Secured Credit Facility”). The initial borrower under the 2015 Term Loan Facility is HPI. The credit agreement allows for the Company and certain other subsidiaries of the Company to become borrowers under the accordion or refinancing facilities. Loans under the 2015 Term Loan Facility bear interest, at each borrower’s option, at a rate equal to either the London Inter-Bank Offer Rate (“LIBOR”), plus an applicable margin of 3.5% per year (subject to a 1.0% LIBOR floor), or the adjusted base rate plus 2.5%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus ½ of 1%, and (d) 2%. The Company borrowed the full $400.0 million available under the 2015 Term Loan Facility on May 7, 2015 as a LIBOR-based borrowing.

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

The Company used the net proceeds from its April 2015 underwritten public offering of 17,652,500 of its ordinary shares at a price to the public of $28.25 per share (the “2015 Offering”), the offering of the 2023 Senior Notes, borrowings under the 2015 Term Loan Facility and existing cash to fund its acquisition of Hyperion, repay the outstanding amounts under the 2014 Term Loan Facility, and pay any prepayment premiums, fees and expenses in connection with the foregoing.

As of September 30, 2015, the fair value of the 2015 Term Loan Facility was approximately $389.0 million, categorized as a Level 2 instrument, as defined in Note 13.

Exchangeable Senior Notes

On March 13, 2015, Horizon Investment completed a private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 to several investment banks acting as initial purchasers who subsequently resold the Exchangeable Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act. The net proceeds from the offering of the Exchangeable Senior Notes were approximately $387.2 million, after deducting the initial purchasers’ discount and offering expenses payable by Horizon Investment.

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

Provisional Redemption on or After March 20, 2019: On or after March 20, 2019, Horizon Investment may redeem for cash all or a portion of the Exchangeable Senior Notes if the last reported sale price of ordinary shares of the Company has been at least 130% of the exchange price then in effect for at least 20 trading days whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Horizon Investment provide written notice of redemption. The redemption price will be equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date; provided that if the redemption date occurs after a regular record date and on or prior to the corresponding interest payment date, Horizon Investment will pay the full amount of accrued and unpaid interest due on such interest payment date to the record holder of the Exchangeable Senior Notes on the regular record date corresponding to such interest payment date, and the redemption price payable to the holder who presents an Exchangeable Senior Note for redemption will be equal to 100% of the principal amount of such Exchangeable Senior Note.

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

As of September 30, 2015, the fair value of the Exchangeable Senior Notes was approximately $385.0 million, categorized as a Level 2 instrument, as defined in Note 13.

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

The derivative liability was subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. On June 27, 2014, HPI’s stockholders approved the issuance of shares of HPI’s common stock in excess of 13,164,951 shares upon conversion of the Convertible Senior Notes. As such, on the date of approval, the derivative liability was re-measured to a final fair value and the entire fair value of the derivative liability of $324.4 million was reclassified to additional paid-in capital and the Company recorded a $215.0 million loss in its results of operations from remeasurement of the derivative liability.

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

In the first and second quarters of 2015, the Company entered into separate, privately-negotiated conversion agreements with certain holders of the Convertible Senior Notes (“2015 Conversions”) which were on substantially the same terms as prior conversion agreements entered into by the Company. Under the 2015 Conversions, the applicable holders agreed to convert an aggregate principal amount of $61.0 million of Convertible Senior Notes held by them and the Company agreed to settle such conversions by issuing an aggregate of 11,368,921 ordinary shares. In addition, pursuant to such conversion agreements, the Company made an aggregate cash payment of $10.0 million to the applicable holders for additional exchange consideration and $0.9 million for accrued and unpaid interest, and recognized a non-cash charge of $10.1 million related to the extinguishment of debt as a result of the note conversions. Following the closings under the 2015 Conversions, there were no Convertible Senior Notes remaining outstanding.

NOTE 17 – SHAREHOLDERS’ EQUITY

On April 21, 2015, the Company closed the 2015 Offering of 17,652,500 of its ordinary shares at a price to the public of $28.25 per share. The net proceeds to the Company from the 2015 Offering were approximately $475.6 million, after deducting underwriting discounts and other offering expenses payable by the Company.

During the nine months ended September 30, 2015, the Company issued an aggregate of 3,984,950 ordinary shares upon the cash exercise of warrants and the Company received proceeds of $18.1 million representing the aggregate exercise price for such warrants. In addition, warrants to purchase an aggregate of 1,090,952 ordinary shares of the Company were exercised in cashless exercises, resulting in the issuance of 887,559 ordinary shares. As of September 30, 2015, there were outstanding warrants to purchase 1,619,030 ordinary shares of the Company.

During the nine months ended September 30, 2015, the Company issued an aggregate of 711,546 ordinary shares in connection with the exercise of stock options and received $4.6 million in proceeds.

During the nine months ended September 30, 2015, in connection with the Convertible Senior Notes conversions, the Company issued an aggregate of 11,368,921 ordinary shares.

During the nine months ended September 30, 2015, the Company issued an aggregate of 376,083 ordinary shares pursuant to employee stock purchase plans and received $1.5 million in proceeds.

During the nine months ended September 30, 2015, the Company issued an aggregate of 255,162 ordinary shares in net settlement of vested restricted stock units.

NOTE 18 – SHARE-BASED INCENTIVE PLANS

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

As of September 30, 2015, an aggregate of 9,553,253 ordinary shares were authorized and available for future issuance under the 2014 ESPP.

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

As of September 30, 2015, an aggregate of 1,838,748 and 2,277,007 ordinary shares were authorized and available for future grants under the 2014 EIP and 2014 Non-Employee Equity Plan, respectively.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	7,027,683	$8.95
Granted	7,723,788	$24.10
Exercised	(711,546)	$6.51
Forfeited	(601,640)	$13.73
Outstanding as of September 30, 2015	13,438,285	$17.58	8.59	$63,842
Exercisable as of September 30, 2015	3,338,592	$9.14	6.55	$36,570

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s share price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the nine months ended September 30, 2015 and 2014, and assumptions used to value stock options, are as follows:

	For the Nine Months Ended September 30,
	2015	2014
Dividend yield	—	—
Risk-free interest rate	1.59%	1.92%
Weighted average volatility	77.1%	83.06%
Expected life (in years)	6.04	6.02
Weighted average grant date fair value per share of options granted	$16.20	$8.77

Dividend yield

The Company has never paid dividends and does not anticipate paying any dividends in the near future. Additionally, the 2015 Senior Secured Credit Facility (described in Note 16 above) contains covenants that restrict the Company from issuing dividends.

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

Forfeitures

As share-based compensation expense recognized in the condensed consolidated statements of comprehensive income (loss) is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on actual forfeiture experience, analysis of employee turnover and other factors. ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2015:

	Number of Units	Weighted Average Grant-Date Fair Value Per Units
Outstanding as of December 31, 2014	1,593,502	$8.60
Granted	2,255,248	$23.55
Vested	(378,299)	$7.81
Forfeited	(77,400)	$15.10
Outstanding as of September 30, 2015	3,393,051	$18.48

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the nine months ended September 30, 2015:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2014	25,000	$12.36	N/A	N/A
Granted	12,988,000	$15.07	14.5%	$12.89
Vested	—	N/A	N/A	N/A
Forfeited	(132,000)	$14.39	7.3%	$13.34
Outstanding as of September 30, 2015	12,881,000	$15.08	14.6%	$12.88

In March 2015, the compensation committee of the Company’s board of directors (the “Committee”) approved the grant of 10,604,000 PSUs to certain members of the Company’s executive committee, senior leadership team and other key employees. 7,998,000 of these PSUs were granted subject to shareholder approval of certain amendments of the 2014 EIP, which occurred on May 6, 2015. In May 2015, the Committee granted 1,264,000 PSUs to new and promoted key employees. On August 5, 2015, the Committee granted 980,000 PSUs to a new member of the Company’s Executive Committee and new key employees. On September 2, 2015, the Committee granted 140,000 PSUs to a promoted key employee.

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

The Company accounts for the PSUs as equity-settled awards in accordance with ASC 718. Because the value of the PSUs is dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the PSUs. As a result, the Monte Carlo model is applied. The average estimated fair value of each outstanding PSU granted under the 2014 EIP is as follows:

	Number of Units	Weighted Average Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Executive committee members	9,872,000	$15.12	17.1%	$12.54
Non-executive committee members	2,984,000	$14.95	6.3%	$14.00
	12,856,000	$15.08	14.6%	$12.88

For the nine months ended September 30, 2015, the Company recorded $24.9 million of expense related to PSUs.

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

The Company accounts for the Cash Bonus Program under the liability method in accordance with ASC 718. Because vesting of the bonus pool is dependent upon the attainment of a VWAP of $18.37 or higher over the 20 trading days ending November 4, 2017, the Cash Bonus Program will be considered to be subject to a “market condition” for the purposes of ASC 718. ASC 718 requires the impact of the market condition to be considered when estimating the fair value of the bonus pool. As a result, the Monte Carlo simulation model is applied and the fair value is revalued at each reporting period. As of September 30, 2015 and December 31, 2014, the estimated fair value was $5.4 million and $1.6 million, respectively. For the nine months ended September 30, 2015, the Company recorded $1.5 million of expense related to the Cash Bonus Program. The most significant valuation assumptions used as of September 30, 2015 include:

•	Valuation Date Stock Price - $19.82.
•

Expected Volatility - The expected volatility assumption of 71.69% is based on the Company’s historical volatility over the 2.1 year period ending September 30, 2015, based upon daily stock price observations.

•	Risk Free Rate - 0.67%, which is based upon the yield on U.S. Treasury Separate Trading of Registered Interest and Principal Securities with a remaining term of 2.1 years as of September 30, 2015.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014 (in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Share-based compensation expense:
Research and development	$4,712	$1,152
Sales and marketing	15,571	3,278
General and administrative	37,513	5,681
Total share-based compensation expense	$57,796	$10,111

No material income tax benefit has been recognized relating to share-based compensation expense and no tax benefits have been realized from exercised stock options, due to the Company’s net loss position. As of September 30, 2015, the Company estimates that pre-tax unrecognized compensation expense of $322.6 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the third quarter of 2019. The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

NOTE 19 – INCOME TAXES

The Company accounts for income taxes based upon an asset and liability approach. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by valuation allowances when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

The following table presents the expense (benefit) for income taxes for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Profit (loss) before expense (benefit) for income taxes	$25,256	$(979)	$(121,250)	$(235,223)
Expense (benefit) for income taxes	21,979	(3,042)	(136,788)	(3,267)
Net income (loss)	$3,277	$2,063	$15,538	$(231,956)

During the nine months ended September 30, 2015, the Company recorded a benefit for income taxes of $136.8 million compared to an income tax benefit of $3.3 million during the nine months ended September 30, 2014. The increase in income tax benefit during the nine months ended September 30, 2015 was primarily attributable to the release of valuation allowances in the United States due to the recognition of significant deferred tax liabilities as a result of the Hyperion acquisition as well as the ability to recognize a tax benefit for the Company’s U.S. tax consolidation group losses projected to be incurred during 2015.

Deferred tax assets and liabilities arise from acquisition accounting adjustments where book values of certain assets and liabilities differ from their tax bases. Deferred tax assets and liabilities are recorded at the currently enacted rates which will be in effect at the time when the temporary differences are expected to reverse in the country where the underlying assets and liabilities are located. Hyperion’s developed technology as of the acquisition date was located primarily in the United States where a U.S. tax rate of 39% is being utilized and a significant deferred tax liability has been recorded. Upon consummation of the Hyperion acquisition, Hyperion became a member of the Company’s U.S. tax consolidation group. As such, its tax assets and liabilities were considered in determining the appropriate amount (if any) of valuation allowances that should be recognized in assessing the realizability of the group’s deferred tax assets. The Hyperion acquisition adjustments resulted in the recognition of significant net deferred tax liabilities. Per ASC 740, future reversals of existing taxable temporary differences provide objectively verifiable evidence that should be considered as a source of taxable income to realize a tax benefit for deductible temporary differences and carryforwards. Generally, the existence of sufficient taxable temporary differences will enable the use of the tax benefit of existing deferred tax assets. As of the first quarter of 2015, the Company had significant U.S. federal and state valuation allowances. These valuation allowances were released in the second quarter of 2015 to reflect the recognition of Hyperion’s deferred tax liabilities that will provide taxable temporary differences that will be realized within the carryforward period of the Company’s U.S. tax consolidation group’s available net operating losses and other deferred tax assets. Accordingly, the Company recorded an income tax benefit of $105.1 million in the second quarter of 2015 relating to the release of an existing U.S. federal and state valuation allowances. The deferred tax effect of unrealized losses recognized with respect to the decrease in fair value of the investment in Depomed common stock recorded in comprehensive loss during the three and nine months ended September 30, 2015 was fully offset by valuation allowances in the same periods.

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

OUR BUSINESS

We are a biopharmaceutical company focused on improving patients’ lives by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. We market seven medicines through our orphan, primary care and specialty business units. Our U.S. marketed products are ACTIMMUNE® (interferon gamma-1b), BUPHENYL® (sodium phenylbutyrate) Tablets and Powder, DUEXIS® (ibuprofen/famotidine), PENNSAID® (diclofenac sodium topical solution) 2% w/w, RAVICTI® (glycerol phenylbutyrate) Oral liquid, RAYOS® (prednisone) Delayed-release tablets and VIMOVO® (naproxen/esomeprazole). We developed DUEXIS and RAYOS, known as LODOTRA® outside the United States, acquired the U.S. rights to VIMOVO from AstraZeneca AB, or AstraZeneca, in November 2013, acquired the U.S. rights to ACTIMMUNE as a result of the Vidara Merger, acquired the U.S. rights to PENNSAID 2% from Nuvo Research Inc., or Nuvo, in October 2014 and acquired RAVICTI and BUPHENYL, known as AMMONAPS® in Europe, as a result of the acquisition of Hyperion Therapeutics, Inc., or Hyperion, in May 2015. The CHMP of the EMA adopted a positive opinion at its plenary monthly meeting in September 2015 recommending a centralized marketing authorization for RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric patients greater than two months of age with UCDs. The adopted positive opinion will be considered by the European Commission for a binding decision to be issued for the granting of a centralized marketing authorization, expected to be received within 60 to 90 days from the date of adoption of the opinion.

Our products are distributed by both retail and specialty pharmacies. A key part of our commercial strategy for our primary care and specialty business units is to offer physicians the opportunity to have their patients fill prescriptions through pharmacies who participate in the Prescriptions Made Easy, or PME, program. This program is not involved in the prescribing of medicines, and is solely to assist in ensuring that when a physician determines one of our medicines offers a potential clinical benefit to their patient and they prescribe one for an eligible patient, financial assistance may be available to reduce the patient’s out-of-pocket costs. In the first nine months of 2015, this resulted in 96 percent of commercial patients having co-pay amounts of $10 or less when filling prescriptions for our products through PME. In addition, the aggregate commercial value of our patient support programs for the nine months ended September 30, 2015 was approximately $670 million. All pharmacies that fill prescriptions for our medicines are fully independent, including those that participate in the PME program, we do not own or possess any option to purchase an ownership stake in any pharmacy that distributes our products, and our relationship with each pharmacy is non-exclusive and arm’s length. All of our sales are processed through pharmacies independent of the Company.

We have a compliance program in place to address adherence with various laws and regulations relating to our sales, marketing, and manufacturing of our products, as well as certain third-party relationships, including pharmacies. Specifically with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in the PME program, to confirm their activities, adjudication and practices are consistent with our compliance policies and guidance.

We market our products in the United States through our field sales force of approximately 402 representatives. Our strategy is to utilize the commercial strength and infrastructure we have established in creating a fully-integrated global biopharmaceutical company to continue the successful commercialization of our existing product portfolio while expanding and leveraging these capabilities further through the acquisition of biopharmaceutical products and companies.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2015 and 2014

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

	For the Three Months Ended September 30,		Increase /
	2015	2014	(Decrease)
	(in thousands)
Net sales	$226,544	$75,126	$151,418
Cost of goods sold	61,250	13,644	47,606
Gross profit	165,294	61,482	103,812
Operating expenses:
Research and development	13,073	4,223	8,850
Sales and marketing	51,973	31,111	20,862
General and administrative	54,516	38,109	16,407
Total operating expenses	119,562	73,443	46,119
Operating income (loss)	45,732	(11,961)	57,693
Other (expense) income, net:
Interest expense, net	(20,300)	(5,194)	(15,106)
Foreign exchange loss	(86)	(2,754)	2,668
Bargain purchase gain	—	22,171	(22,171)
Other expense, net	(90)	(3,241)	3,151
Total other (expense) income, net	(20,476)	10,982	(31,458)
Profit (loss) before expense (benefit) for income taxes	25,256	(979)	26,235
Income tax expense (benefit)	21,979	(3,042)	25,021
Net income	$3,277	$2,063	$1,214

Net sales. Net sales increased $151.4 million, or 202%, to $226.5 million during the three months ended September 30, 2015, from $75.1 million during the three months ended September 30, 2014.

Total net sales during the three months ending September 30, 2015 comprised $223.3 million related to net sales in the United States and $3.2 million related to net sales in the rest of the world, and total net sales during the three months ending September 30, 2014 comprised $74.3 million related to net sales in the United States and $0.8 million related to net sales in the rest of the world.

The following table reflects the components of net sales for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change	Change
	2015	2014	$	%
		(in thousands)
DUEXIS	$56,902	$22,753	$34,149	150%
VIMOVO	46,855	43,206	3,649	8%
PENNSAID 2%	43,892	—	43,892	*
RAVICTI	33,427	—	33,427	*
ACTIMMUNE	28,737	2,707	26,030	962%
RAYOS	11,670	5,652	6,018	106%
BUPHENYL	3,962	—	3,962	*
LODOTRA	1,099	808	291	36%
Total Net Sales	$226,544	$75,126	$151,418	202%

*	Percentage change is not meaningful.

The increase in net sales during the three months ended September 30, 2015 was primarily due to the recognition of PENNSAID 2% sales following our acquisition of the U.S. rights to PENNSAID 2% from Nuvo in October 2014, the recognition of RAVICTI and BUPHENYL sales following the acquisition of Hyperion in May 2015, the growth in net sales of DUEXIS, and full-period recognition of ACTIMMUNE sales during the three months ended September 30, 2015, compared with partial-period recognition during the three months ended September 30, 2014, following the Vidara Merger on September 19, 2014.

DUEXIS. Net sales increased $34.1 million, or 150%, to $56.9 million during the three months ended September 30, 2015, from $22.8 million during the three months ended September 30, 2014. DUEXIS net sales increased approximately $19.5 million due to higher net pricing resulting from wholesale acquisition cost, or WAC, price increases partially offset by additional patient co-pay reimbursements and increased approximately $14.6 million as the result of prescription volume growth driven by the expansion of our field sales force.

VIMOVO. Net sales increased $3.6 million to $46.9 million during the three months ended September 30, 2015, from $43.2 million during the three months ended September 30, 2014. VIMOVO net sales increased by approximately $6.5 million resulting from prescription volume growth, offset by approximately $2.9 million decrease due to lower net pricing. While we have increased the WAC price for VIMOVO over the past 12 months, the increases were offset by additional patient co-pay reimbursements.

PENNSAID 2%. Net sales were $43.9 million during the three months ended September 30, 2015. We began recognizing PENNSAID 2% sales in January 2015 following our acquisition of the U.S. rights to PENNSAID 2% from Nuvo in October 2014.

RAVICTI. Net sales were $33.4 million during the three months ended September 30, 2015. We began recognizing RAVICTI sales following the acquisition of Hyperion in May 2015.

ACTIMMUNE. Net sales increased $26.0 million to $28.7 million during the three months ended September 30, 2015, from $2.7 million during the three months ended September 30, 2014. We began recognizing ACTIMMUNE sales following the closing of the Vidara Merger on September 19, 2014, therefore only a partial period of ACTIMMUNE sales were recognized during the three months ended September 30, 2014, compared with full-period recognition of sales during the three months ended September 30, 2015.

RAYOS. Net sales increased $6.0 million, or 106%, to $11.7 million during the three months ended September 30, 2015, from $5.7 million during the three months ended September 30, 2014. The increase was primarily due to prescription growth and net price increases resulting in higher net sales of approximately $5.1 million and $0.9 million, respectively.

BUPHENYL. Net sales were $4.0 million during the three months ended September 30, 2015. We began recognizing BUPHENYL sales following the acquisition of Hyperion in May 2015.

LODOTRA. Net sales increased $0.3 million, or 36%, to $1.1 million during the three months ended September 30, 2015, from $0.8 million during the three months ended September 30, 2014. The increase was primarily the result of higher product shipments to our European distribution partner, Mundipharma International Corporation Limited or Mundipharma. LODOTRA sales to Mundipharma occur at the time we ship product based on Mundipharma’s estimated requirement. Accordingly, LODOTRA sales are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

Cost of Goods Sold. Cost of goods sold increased $47.7 million to $61.3 million during the three months ended September 30, 2015, from $13.6 million during the three months ended September 30, 2014. As a percentage of net sales, cost of goods sold was 27.0% during the three months ended September 30, 2015 compared to 18.2% during the three months ended September 30, 2014. The increase in cost of goods sold as a percentage of net sales was primarily attributable to an increase in intangible amortization expense of $35.1 million, a $6.1 million increase in product costs associated with higher sales, a $2.6 million increase in inventory step up amortization and higher royalty accretion expense of $3.9 million.

The increase in intangible amortization of $35.1 million during the three months ended September 30, 2015 compared to the prior year period was primarily due to intangible amortization expense of $24.0 million in relation to RAVICTI and BUPHENYL (acquired in May 2015), $9.3 million higher amortization expense relating to ACTIMMUNE developed technology (acquired on September 19, 2014) and $1.9 million relating to PENNSAID 2% (acquired in December 2014).

Research and Development Expenses. Research and development expenses increased $8.9 million to $13.1 million during the three months ended September 30, 2015, from $4.2 million during the three months ended September 30, 2014. The increase in research and development expenses during the three months ended September 30, 2015 was primarily associated with $7.4 million in research and development expenses for ACTIMMUNE, RAVICTI and BUPHENYL, which included $0.6 million of research and development in relation to the Phase 3 trial for Friedrich’s ataxia, or FA.

Sales and Marketing Expenses. Sales and marketing expenses increased $20.9 million to $52.0 million during three months ended September 30, 2015, from $31.1 million during the three months ended September 30, 2014. The increase in sales and marketing expenses was in line with the significant growth in revenue and increase in the number of sales representatives over the same period and was primarily attributable to an increase of $11.6 million in employee costs, including $5.4 million related to share-based compensation resulting from increased staffing of our field sales force and expanding our PME program team, an increase of $3.6 million in product samples distributed and an increase of $3.2 million in marketing and commercialization expenses.

General and Administrative Expenses. General and administrative expenses increased $16.4 million to $54.5 million during the three months ended September 30, 2015, from $38.1 million during the three months ended September 30, 2014. The increase was attributable to $15.4 million of share-based compensation expense, $17.0 million related to our growth following the Hyperion acquisition and Vidara Merger, offset by $16.0 million of lower acquisition-related general and administrative expenses.

Interest Expense, Net. Interest expense, net, increased $15.1 million to $20.3 million during the three months ended September 30, 2015, from $5.2 million during the three months ended September 30, 2014. The increased interest expense, net, was primarily due to higher borrowings to fund the Vidara Merger in September 2014 and the acquisition of Hyperion in May 2015, including our $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, six-year $400.0 million term loan facility, or the 2015 Term Loan Facility and the $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes, as compared to our prior year borrowings under our 5.00% Convertible Senior Notes due 2018, or Convertible Senior Notes, and the prior five-year $300.0 million term loan facility, or 2014 Term Loan Facility.

Foreign Exchange Loss. During the three months ended September 30, 2015, we reported a foreign exchange loss of $0.1 million.

Bargain Purchase Gain. During the three months ended September 30, 2014, we recorded a bargain purchase gain of $22.2 million in connection with the Vidara Merger, representing the excess of the estimated fair values of net assets acquired over the acquisition consideration paid.

Other Expense. Other expense during the three months ended September 30, 2015 decreased by $3.1 million to $0.1 million, from $3.2 million for the three months ended September 30, 2014. Other expense during the three months ended September 30, 2014 represented commitment fees incurred prior to the funding of the 2014 Term Loan Facility on September 19, 2014.

Income Tax Expense (Benefit). During the three months ended September 30, 2015, we recorded income tax expense of $22.0 million compared to income tax benefit of $3.0 million during the three months ended September 30, 2014. In the second quarter of 2015, we released valuation allowances on historical net operating losses and other deferred tax assets.  As a result, future net operating losses and deferred tax assets in some tax jurisdictions will no longer have valuation allowances applied to them. In the third quarter, we had net operating income and recognized income tax expense of $22.0 million. The relatively high effective tax rate in the third quarter is primarily due to the timing and mix of operating income across different tax jurisdictions. For the full year, we continue to expect an overall tax benefit exclusive of the second quarter valuation allowance release.

Comparison of Nine Months Ended September 30, 2015 and 2014

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

	For the Nine Months Ended September 30,		Increase /
	2015	2014	(Decrease)
	(in thousands)
Net sales	$512,506	$193,114	$319,392
Cost of goods sold	151,929	46,073	105,856
Gross profit	360,577	147,041	213,536
Operating expenses:
Research and development	28,176	10,601	17,575
Sales and marketing	157,092	86,932	70,160
General and administrative	157,986	66,982	91,004
Total operating expenses	343,254	164,515	178,739
Operating income (loss)	17,323	(17,474)	34,797
Other (expense) income, net:
Interest expense, net	(49,780)	(13,608)	(36,172)
Foreign exchange loss	(1,010)	(3,076)	2,066
Loss on derivative fair value	—	(214,995)	214,995
Bargain purchase gain	—	22,171	(22,171)
Loss on induced conversion of debt and debt extinguishment	(77,624)	—	(77,624)
Other expense	(10,159)	(8,241)	(1,918)
Total other expense, net	(138,573)	(217,749)	79,176
Loss before benefit for income taxes	(121,250)	(235,223)	113,973
Income tax benefit	(136,788)	(3,267)	(133,521)
Net income (loss)	$15,538	$(231,956)	$247,494

Net sales. Net sales increased $319.4 million, or 165%, to $512.5 million during the nine months ended September 30, 2015, from $193.1 million during the nine months ended September 30, 2014.

Total net sales during the nine months ending September 30, 2015 comprised $505.2 million related to net sales in the United States and $7.3 million related to net sales in the rest of the world, and total net sales during the nine months ending September 30, 2014 comprised $189.7 million related to net sales in the United States and $3.4 million related to net sales in the rest of the world.

The following table reflects the components of net sales for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Change	Change
	2015	2014	$	%
		(in thousands)
DUEXIS	$129,981	$54,465	$75,516	139%
VIMOVO	119,628	119,622	6	0%
PENNSAID 2%	91,583	—	91,583	*
ACTIMMUNE	79,369	2,707	76,662	2,832%
RAVICTI	52,420	—	52,420	*
RAYOS	29,191	12,898	16,293	126%
BUPHENYL	7,822	—	7,822	*
LODOTRA	2,512	3,422	(910)	(27%)
Total Net Sales	$512,506	$193,114	$319,392	165%

*	Percentage change is not meaningful.

The increase in net sales during the nine months ended September 30, 2015 was primarily due the recognition of PENNSAID 2% sales following our acquisition of the U.S. rights to PENNSAID 2% from Nuvo in October 2014, the recognition of RAVICTI and BUPHENYL sales following the acquisition of Hyperion in May 2015, the growth in sales of DUEXIS and RAYOS/LODOTRA and full-period recognition of ACTIMMUNE sales during the nine months ended September 30, 2015, compared with partial-period recognition during the nine months ended September 30, 2014, following the Vidara Merger on September 19, 2014.

DUEXIS. Net sales increased $75.5 million, or 139%, to $130.0 million during the nine months ended September 30, 2015, from $54.5 million during the nine months ended September 30, 2014. DUEXIS net sales increased $37.8 million as the result of prescription volume growth driven by the expansion of our field sales force and increased $37.7 million due to higher net pricing resulting from WAC price increases partially offset by additional patient co-pay reimbursements.

VIMOVO. Net sales were $119.6 million during both the nine months ended September 30, 2015 and the nine months ended September 30, 2014. VIMOVO net sales decreased approximately $13.3 million due to lower net pricing, offset by $13.3 million resulting from prescription volume growth. While we have increased the WAC price for VIMOVO over the last 12 months, the increases were offset in part by additional patient co-pay reimbursements.

PENNSAID 2%. Net sales were $91.6 million during the nine months ended September 30, 2015. We began recognizing PENNSAID 2% sales in January 2015 following our acquisition of the U.S. rights to PENNSAID 2% from Nuvo in October 2014.

ACTIMMUNE. Net sales increased $76.7 million to $79.4 million during the nine months ended September 30, 2015, from $2.7 million during the nine months ended September 30, 2014. We began recognizing ACTIMMUNE sales following the closing of the Vidara Merger on September 19, 2014, therefore only a partial period of ACTIMMUNE sales were recognized during the nine months ended September 30, 2014, compared with full-period recognition of sales during the nine months ended September 30, 2015.

RAVICTI. Net sales were $52.4 million during the nine months ended September 30, 2015. We began recognizing RAVICTI sales following the acquisition of Hyperion in May 2015.

RAYOS. Net sales increased $16.3 million, or 126%, to $29.2 million during the nine months ended September 30, 2015, from $12.9 million during the nine months ended September 30, 2014. The increase was primarily due to prescription growth and net price increases resulting in higher net sales of approximately $12.2 million and $4.1 million, respectively.

BUPHENYL. Net sales were $7.8 million during the nine months ended September 30, 2015. We began recognizing BUPHENYL sales following the acquisition of Hyperion in May 2015.

LODOTRA. Net sales decreased $0.9 million, or 27%, to $2.5 million during the nine months ended September 30, 2015, from $3.4 million during the nine months ended September 30, 2014. The decrease was primarily the result of fewer product shipments to our European distribution partner, Mundipharma International Corporation Limited or Mundipharma. LODOTRA sales to Mundipharma occur at the time we ship product based on Mundipharma’s estimated requirement. Accordingly, LODOTRA sales are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly.

We currently expect our net sales to continue to increase in 2015 and future periods compared to 2014 as a result of volume growth as well as net price increases. While we believe WAC price increases enacted in the last twelve months should continue to favorably impact net sales during 2015, they will be offset in part by additional patient co-pay reimbursements, rebates, fees and other costs included within net sales.

Effective January 1, 2015, two significant PBMs placed DUEXIS and VIMOVO on their exclusion lists, which resulted in a loss of reimbursement for patients whose healthcare plans have adopted these PBM exclusion lists. However, this action did not negatively impact sales volume for either product. In fact, with successful adoption of our PME program by physicians, we are seeing increases in sales volume for both products. During the nine months ended September 30, 2015, DUEXIS volumes have increased by 69% and VIMOVO volumes have increased by 11%, when compared to the nine months ended September 30, 2014.

We have expanded and plan to continue expanding our sales force to support existing and newly acquired products such as PENNSAID 2% which we acquired in October 2014 and began marketing in January 2015. As result of the Hyperion acquisition, Vidara Merger and our acquisition of PENNSAID 2%, we expanded our sales force to approximately 402 sales representatives, consisting of 349 primary care sales representatives, 44 specialty sales representatives and 9 orphan disease sales representatives, from 310 sales representatives on June 30, 2014.

Cost of Goods Sold. Cost of goods sold increased $105.8 million to $151.9 million during the nine months ended September 30, 2015, from $46.1 million during the nine months ended September 30, 2014. As a percentage of net sales, cost of goods sold was 29.6% during the nine months ended September 30, 2015 compared to 23.9% during the nine months ended September 30, 2014. The increase in cost of goods sold was primarily attributable to an increase in intangible amortization expense of $74.2 million, a $13.6 million increase in product costs associated with higher sales, $9.1 million increase in inventory step up amortization relating to ACTIMMUNE, RAVICTI and BUPHENYL, higher royalty accretion expense of $8.0 million and a $1.2 million increase in charges relating to the remeasurement of contingent royalty liabilities.

The increase in intangible amortization of $74.2 million during the nine months ended September 30, 2015 compared to the prior year period was primarily due to intangible amortization expense of $38.2 million in relation to RAVICTI and BUPHENYL (acquired in May 2015), $30.9 million relating to ACTIMMUNE developed technology (acquired on September 19, 2014) and $5.6 million relating to PENNSAID 2% (acquired in December 2014).

Research and Development Expenses. Research and development expenses increased $17.6 million to $28.2 million during the nine months ended September 30, 2015, from $10.6 million during the nine months ended September 30, 2014. The increase in research and development expenses during the nine months ended September 30, 2015 was primarily associated with $13.2 million in research and development expenses for ACTIMMUNE, RAVICTI and BUPHENYL. This included $2.1 million of research and development in relation to the Phase 3 trial for FA. We have also recorded an increase in acquisition-related research and development expenses during the nine months ended September 30, 2015 of $2.3 million compared with the nine months ended September 30, 2014.

Sales and Marketing Expenses. Sales and marketing expenses increased $70.2 million to $157.1 million during the nine months ended September 30, 2015, from $86.9 million during the nine months ended September 30, 2014. The increase in sales and marketing expenses is in line with the growth in revenue and increase in the number of sales representatives over the same period, and was primarily attributable to an increase of $43.7 million in employee costs, including $12.3 million related to share-based compensation resulting from increased staffing of our field sales force and expanding our PME program team, an increase of $14.4 million in marketing and commercialization expenses and an increase of $5.6 million in product samples distributed.

General and Administrative Expenses. General and administrative expenses increased $91.0 million to $158.0 million during the nine months ended September 30, 2015, from $67.0 million during the nine months ended September 30, 2014. The increase in general and administrative expenses was primarily attributable to $31.8 million in share-based compensation expense, $15.1 million in acquisition-related general and administrative expenses and $44.1 million related to our growth following the Hyperion acquisition and Vidara Merger.

Interest Expense, Net. Interest expense, net increased $36.2 million to $49.8 million during the nine months ended September 30, 2015, from $13.6 million during the nine months ended September 30, 2014. The increased interest expense, net was primarily due to higher borrowings to fund the Vidara Merger in September 2014 and the acquisition of Hyperion in May 2015, including our 2023 Senior Notes, the 2015 Term Loan Facility and the Exchangeable Senior Notes, as compared to our prior year borrowings under our Convertible Senior Notes, and the 2014 Term Loan Facility.

Foreign Exchange Loss. During the nine months ended September 30, 2015, we reported a foreign exchange loss of $1.0 million.

Bargain Purchase Gain. During the nine months ended September 30, 2014, we recorded a bargain purchase gain of $22.2 million in connection with the Vidara Merger, representing the excess of the estimated fair values of net assets acquired over the acquisition consideration paid.

Loss on Derivative Revaluation. During the nine months ended September 30, 2014, we recorded a $215.0 million non-cash charge related to the increase in the fair value of the embedded derivative associated with our Convertible Senior Notes. The loss on the derivative revaluation was primarily due to an increase in the market value of HPI’s common stock during the period from January 1, 2014 until June 27, 2014, the date HPI’s stockholders approved the issuance of in excess of 13,164,951 shares of HPI’s common stock upon conversion of the Convertible Senior Notes. The derivative liability was re-measured to a final fair value and the entire fair value of the derivative liability of $324.4 million was reclassified to additional paid-in capital. As such, there was no derivative revaluation subsequent to June 2014.

Loss on Induced Conversion of Debt and Debt Extinguishment. The loss on induced conversion of debt and debt extinguishment during the nine months ended September 30, 2015 of $77.6 million was comprised of $20.7 million related to the induced conversions of Convertible Senior Notes and $56.9 million related to the extinguishment of the 2014 Term Loan Facility. The loss on induced conversions consisted of $10.0 million for cash inducement payments, a $10.1 million charge for the extinguishment of debt and $0.6 million of expenses. The loss on extinguishment of the 2014 Term Loan Facility consisted of a $45.4 million early redemption premium and a $11.5 million charge for the extinguishment of debt.

Other Expense. Other expense during the nine months ended September 30, 2015 totaled $10.2 million, which primarily included the fees related to the Hyperion acquisition financing commitment. Other expense during the nine months ended September 30, 2014 totaled $8.2 million representing commitment fees incurred on the bridge financing in place prior to executing the 2014 Term Loan Facility in June 2014, along with commitment fees incurred on the 2014 Term Loan Facility prior to its funding on September 19, 2014.

Income Tax Expense (Benefit). During the nine months ended September 30, 2015, we recorded income tax benefit of $136.8 million compared to income tax benefit of $3.3 million during the nine months ended September 30, 2014. The recognition of income tax benefit during the nine months ended September 30, 2015 was primarily attributable to the release of $105.0 million in valuation allowances in the U.S. tax consolidation group due to the recognition of significant deferred tax liabilities as a result of the Hyperion acquisition, as well as the ability to recognize tax benefit for our U.S. tax consolidation group losses projected to be incurred for the full year.

NON-GAAP FINANCIAL MEASURES

To supplement our financial results presented under U.S. generally accepted accounting principles, or GAAP, we have included information about non-GAAP financial measures used by us which may be calculated differently from, and therefore may not be comparable to, non-GAAP measures used by other companies. We include information about adjusted non-GAAP net income, adjusted non-GAAP net income per share, EBITDA, or earnings before interest, tax, depreciation and amortization, and adjusted EBITDA as useful operating metrics for the three and nine month periods ended September 30, 2015 and 2014. We believe that the presentation of these non-GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliations, provides supplementary information to investors and can enhance an overall understanding of Horizon’s financial performance.  Due to the expanding nature of our business, we use these non-GAAP financial measures in connection with our own planning and forecasting purposes and for measuring our performance. These non-GAAP financial measures should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP. Non-GAAP adjusted net income and non-GAAP adjusted net income per share are not based on any standardized methodology prescribed by GAAP and represent GAAP net income (loss) and GAAP net income (loss) per share adjusted to exclude, as applicable, remeasurement of royalties for products acquired through business combinations, transaction and integration costs, royalty accretion expense, intangible asset amortization, share-based compensation expense, depreciation expense, acquisition accounting inventory fair value step up adjustments, loss on derivative revaluation, loss on induced conversion and extinguishment of debt, amortization of debt discount and deferred financing costs, bargain purchase gain, and adjusts the income tax provision to the estimated amount of taxes payable in cash. In addition, we include in non-GAAP adjusted net income royalties for products acquired through business combinations (and the related per share measures).

Reconciliations of reported GAAP net income (loss) to adjusted non-GAAP net income, and the related per share amounts, are as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
GAAP net income (loss)	$3,277	$2,063	$15,538	$(231,956)
Non-GAAP Adjustments:
Remeasurement of royalties for products acquired through business combinations (1)	—	—	14,277	13,033
Acquisition-related costs	14,498	31,477	64,841	45,651
Loss on derivative revaluation	—	—	—	214,995
Loss on induced conversion of debt and debt extinguishment	—	—	77,624	—
Bargain purchase gain	—	(22,171)	—	(22,171)
Amortization and accretion:
Intangible amortization expense	41,707	6,413	91,217	16,469
Amortization of debt discount and deferred financing costs	5,480	2,421	13,328	7,087
Accretion of royalty liabilities	6,551	2,664	13,571	5,617
Amortization of inventory step up adjustment	4,140	1,540	10,635	1,540
Share-based compensation	26,457	4,024	57,796	10,111
Depreciation expense	1,578	413	2,808	1,193
Royalties for products acquired through business combinations (1)	(8,854)	(6,366)	(20,890)	(12,062)
Income tax adjustments (2)	22,178	(3,042)	(137,328)	(3,267)
Adjusted non-GAAP net income	117,012	19,436	203,417	46,240

Adjusted non-GAAP earnings per share:

Weighted average shares – Basic	159,035,580	78,392,971	145,208,252	73,109,603

Adjusted non-GAAP earnings per share – Basic
GAAP earnings (loss) per share basic	$0.02	$0.03	$0.11	$(3.17)
Non-GAAP adjustments	0.72	0.22	1.29	3.80
Adjusted non-GAAP earnings per share – Basic	$0.74	$0.25	$1.40	$0.63

Weighted average shares – Diluted
Weighted average shares – Basic	159,035,580	78,392,971	145,208,252	73,109,603
Ordinary share equivalents	7,795,220	35,258,496	8,797,419	35,577,854
Weighted average shares – Diluted	166,830,800	113,651,467	154,005,671	108,687,457

Adjusted non-GAAP net income – Diluted
Adjusted non-GAAP net income	$117,012	$19,436	$203,417	$46,240
Add: Convertible debt interest expense, net of taxes	—	1,875	—	5,625
Adjusted non-GAAP net income – Diluted	$117,012	$21,311	$203,417	$51,865

GAAP earnings (loss) per share – Diluted	$0.02	$0.02	$0.10	$(3.17)
Non-GAAP adjustments	0.68	0.20	1.22	3.81
Diluted earnings per share effect of ordinary share equivalents	—	(0.03)	—	(0.16)
Adjusted non-GAAP earnings per share – Diluted	$0.70	$0.19	$1.32	$0.48

(1)	Royalties for products acquired through business combinations relate to VIMOVO, ACTIMMUNE, RAVICTI and BUPHENYL.
(2)	Adjustments to convert the income tax benefit/expense to the estimated amount of taxes that are payable in cash.

The following table reconciles the Company’s reported GAAP net income (loss) to adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
GAAP net income (loss)	$3,277	$2,063	$15,538	$(231,956)
Depreciation	1,578	413	2,808	1,193
Amortization and accretion:
Intangible amortization expense	41,707	6,413	91,217	16,469
Amortization of deferred revenue	(490)	(156)	(753)	(478)
Accretion of royalty liabilities	6,551	2,664	13,571	5,617
Amortization of inventory step up adjustment	4,140	1,540	10,635	1,540
Interest expense, net (including amortization of debt discount and deferred financing costs)	20,300	5,194	49,780	13,608
Expense (benefit) for income taxes	21,979	(3,042)	(136,788)	(3,267)
EBITDA	99,042	15,089	46,008	(197,274)
Non-GAAP adjustments:
Remeasurement of royalties for products acquired through business combinations (1)	—	—	14,277	13,033
Acquisition-related costs	14,498	31,477	64,841	45,651
Loss on derivative revaluation	—	—	—	214,995
Loss on induced conversion and debt extinguishment	—	—	77,624	—
Bargain purchase gain	—	(22,171)	—	(22,171)
Share-based compensation	26,457	4,024	57,796	10,111
Royalties for products acquired through business combinations (1)	(8,854)	(6,366)	(20,890)	(12,062)
Total of non-GAAP adjustments	32,101	6,964	193,648	249,557
Adjusted EBITDA	$131,143	$22,053	$239,656	$52,283

(1)	Royalties for products acquired through business combinations relate to VIMOVO, ACTIMMUNE, RAVICTI and BUPHENYL.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of September 30, 2015, we had an accumulated deficit of $705.2 million. We expect that our sales and marketing expenses will continue to increase as a result of our commercialization of our products, but we believe these cost increases will be more than offset by higher net sales and gross profits and we expect our current operations to achieve profitability in 2015, absent unusual or non-recurring items.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes. As of September 30, 2015, we had $684.3 million in cash and cash equivalents and total debt with a book value of $1,141.0 million and face value of $1,274.0 million. We believe we will generate sufficient cash flows from our operations to fund our business needs for at least the next 12 months. Part of our strategy is to expand and leverage our commercial capabilities by identifying, developing, acquiring or in-licensing and commercializing additional differentiated products that address unmet medical needs. To the extent we enter into transactions to acquire products or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings.

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

On May 7, 2015, we, HPI, and certain of our subsidiaries entered into a credit agreement with Citibank N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto providing for (i) the six-year $400.0 million 2015 Term Loan Facility; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder, or the 2015 Senior Secured Credit Facility. The initial borrower under the 2015 Term Loan Facility is HPI. The credit agreement allows for us and certain of our other subsidiaries to become borrowers under the accordion or refinancing facilities. Loans under the 2015 Term Loan Facility bear interest, at each borrower’s option, at a rate equal to either the London Inter-Bank Offer Rate, or LIBOR, plus an applicable margin of 3.5% per year (subject to a 1.0% LIBOR floor), or the adjusted base rate plus 2.5%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus  ½ of 1% and (d) 2%. We borrowed the full $400.0 million available under the 2015 Term Loan Facility on May 7, 2015 as a LIBOR-based borrowing.

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

During the nine months ended September 30, 2015, we received proceeds of $18.1 million in connection with our issuance of an aggregate of 4,872,509 of our ordinary shares upon the exercise of warrants. Additionally, we issued an aggregate of 711,546 ordinary shares in connection with the exercise of stock options and received $4.6 million in proceeds.

We are required to maintain compliance with applicable Swiss laws with respect to our Swiss subsidiary, Horizon Pharma Switzerland GmbH, including laws requiring maintenance of equity in the subsidiary to avoid over-indebtedness, which requires Horizon Pharma Switzerland GmbH to maintain assets in excess of its liabilities. We review on a regular basis whether Horizon Pharma Switzerland GmbH is over-indebted. As of September 30, 2015, Horizon Pharma Switzerland GmbH was not over-indebted. However, Horizon Pharma Switzerland GmbH has previously been over-indebted. We will continue to monitor and review Horizon Pharma Switzerland GmbH’s financial position and, as necessary, will address any over-indebtedness until such time as Horizon Pharma Switzerland GmbH generates positive income at a statutory level, which could require us to have cash at Horizon Pharma Switzerland GmbH in excess of its near-term operating needs and could affect our ability to have sufficient cash to meet the near-term operating needs of our other operating subsidiaries. As of September 30, 2015 and December 31, 2014, Horizon Pharma Switzerland GmbH had cash and cash equivalents of $1.0 million and $3.0 million, respectively. Based upon the cash and cash equivalents held by Horizon Pharma Switzerland GmbH as of September 30, 2015 and December 31, 2014, we do not expect that our financial position or results of operations will be materially affected by any need to address over-indebtedness at Horizon Pharma Switzerland GmbH. To date, the over-indebtedness of Horizon Pharma Switzerland GmbH has not resulted in the need to divert material cash resources from our other operating subsidiaries.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash and cash equivalents	$684,286	$248,781
Cash provided by (used in):
Operating activities	59,228	17,470
Investing activities	(1,034,187)	(181,057)
Financing activities	1,440,587	331,966

Operating Cash Flows

During the nine months ended September 30, 2015, net cash provided by operating activities was $59.2 million compared to $17.5 million during the nine months ended September 30, 2014. The increase in net cash provided by operating activities was primarily attributable to higher cash collections from accounts receivable balances as a result of an increase in product sales, partially offset by higher cash outlays for contractual allowances and government rebates and chargebacks. Cash provided by operating activities was negatively impacted during the nine months ended September 30, 2015 due to cash payments of $32.9 million of costs related to the Hyperion acquisition, the payment in April 2015 of approximately $11.2 million of employee and director-related excise taxes due to the Vidara Merger, the payment of a $45.4 million early redemption premium related to 2014 Term Loan Facility, $21.4 million of interest payments made on our 2014 Term Loan Facility, 2015 Term Loan Facility and Exchangeable Senior Notes, and $10.5 million of cash payments related to induced debt conversions.

Investing Cash Flows

During the nine months ended September 30, 2015 and 2014, net cash used in investing activities was $1,034.2 million and $181.1 million, respectively. The increase in net cash used in investing activities during the nine months ended September 30, 2015 was primarily associated with $1,022.4 million of payments for the acquisition of Hyperion, net of cash acquired, and payments of $71.8 million were also made in relation to the purchase of 2,250,000 shares of Depomed common stock. This was offset by proceeds of $64.6 million from the liquidation of available-for-sale investments.

Financing Cash Flows

During the nine months ended September 30, 2015, net cash provided by financing activities was $1,440.6 million compared to $332.0 million during the nine months ended September 30, 2014. The increase in net cash provided by financing activities during the nine months ended September 30, 2015 was primarily attributable to $387.2 million of net proceeds received from borrowings under the Exchangeable Senior Notes, $391.5 million net proceeds from the 2015 Term Loan Facility, $462.3 million net proceeds from the 2023 Senior Notes and $475.6 million of net proceeds from the issuance of 17,652,500 ordinary shares in the 2015 Offering, partially offset by the repayment of the 2014 Term Loan Facility and a partial repayment of the 2015 Term Loan Facility, which resulted in a financing outflow of $298.0 million.

Contractual Obligations

During the nine months ended September 30, 2015, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except for the changes described below.

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

On May 7, 2015, we entered into the 2015 Senior Secured Credit Facility and HPI borrowed the entire $400.0 million available under the 2015 Term Loan Facility. Loans under the 2015 Term Loan Facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin of 3.5% per annum (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.5%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus ½ of 1% and (d) 2%. The initial borrowing on May 7, 2015 was made as a LIBOR-based borrowing.

In September 2014, Hyperion acquired Andromeda Biotech Ltd., or Andromeda, an Israeli company developing DiaPep277® for the treatment of recent onset Type 1 diabetes, from Clal Biotechnologies Industries Ltd., or CBI. In February 2015, Hyperion entered into a Completion of Phase 3 Clinical Trial, Option and Mutual Release Agreement, or the CBI/Yeda Agreement, with CBI and Yeda Research and Development Company Ltd, or Yeda, the company from which Andromeda licenses the underlying DiaPep277 technology. Under the CBI/Yeda Agreement, Hyperion committed to complete the on-going Phase 3 clinical trial of DiaPep277, without exceeding the original budget of $10.5 million. Total clinical trial cost incurred through September 30, 2015 was $6.8 million.  The estimated costs of the clinical trial from May 7, 2015, the Hyperion acquisition date, until the completion of the clinical trial, which is scheduled to be completed prior to January 2016, are expected to be approximately $3.0 million. As a result, we have established a reserve in the Hyperion opening balance sheet in purchase accounting for the $3.0 million in costs to complete the Phase 3 clinical trial.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact a company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of our significant accounting policies is included in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in our application of our critical accounting policies during the nine months ended September 30, 2015, except as noted below.

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

In May 2015, we recognized goodwill with a preliminary value of $259.6 million in connection with the Hyperion acquisition, which goodwill represented the excess of the purchase price over the fair value of the net assets acquired. During the quarter ended September 30, 2015, we recorded measurement period adjustments which resulted in goodwill after the measurement period adjustments of $259.2 million.

Available-For-Sale Securities

The Company’s long-term investments are classified as available-for-sale securities and are initially recognized at fair value. Unrealized gains and losses are recognized in accumulated other comprehensive income (loss), and “other than temporary” impairment losses are recognized in the condensed consolidation statements of comprehensive income (loss). Commissions paid at acquisition are included as part of the cost of the investment.

From July 9, 2015 through August 24, 2015, we purchased 2,250,000 shares of Depomed common stock, representing 3.75% of Depomed’s common stock. The shares were acquired at a cost of $71.8 million.

As of September 30, 2015, we do not consider the decrease in fair value of the investment to be an “other than temporary” impairment. Unrealized losses of $29.4 million have been recorded in accumulated other comprehensive loss in the three and nine months ended September 30, 2015.

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

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the 2015 Term Loan Facility and our investment in money market accounts which bear a variable interest rate. Loans under the 2015 Term Loan Facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin of 3.5% per annum (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.5%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus ½ of 1% and (d) 2%. Since drawing the full $400.0 million available in May 2015, our borrowings have been based on LIBOR. Since current LIBOR rates are below the 1.0% LIBOR floor, the interest rate on our borrowings has been 4.5% per annum. An increase in the LIBOR of 100 basis points above the 1.0% LIBOR floor would increase our interest expense by $4.0 million per year.

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

Foreign Currency Risk. Our purchase cost of ACTIMMUNE under our contract with Boehringer Ingelheim as well as our sales contracts relating to LODOTRA are principally denominated in Euros and are subject to foreign currency risk. We also incur certain operating expenses in currencies other than the U.S. dollar in relation to our Irish operations and foreign subsidiaries, including Horizon Pharma Switzerland GmbH; therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had minimal impact on our results of operations and cash flows.

Inflation Risk. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. For the nine months ended September 30, 2015, our top five customers, McKesson Corporation, Cardinal Health, Inc., AmerisourceBergen, American Specialty Pharmacy, Inc., and Rochester Drug Company accounted for approximately 82% of total consolidated gross sales. For the nine months ended September 30, 2014, our top five customers, AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation, Mundipharma and Rochester Drug Company, accounted for approximately 90% of total consolidated gross sales.

In addition, five customers, McKesson Corporation, Cardinal Health, Inc., AmerisourceBergen, American Specialty Pharmacy, Inc. and Rochester Drug Company accounted for approximately 90% and 85% of our total outstanding accounts receivable balances at September 30, 2015 and December 31, 2014, respectively. Historically, we have not experienced any losses related to our accounts receivable balances.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, the end of the period covered by this report.

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

During the quarter ended September 30, 2015, other than continuing changes to our internal control processes resulting from the Vidara Merger and the Hyperion acquisition as discussed above, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 15, 2013, the Company received a Paragraph IV Patent Certification from Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc. (“Actavis FL”), advising that Actavis FL had filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. On August 26, 2013, the Company, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Actavis FL, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc. seeking an injunction to prevent the approval of the ANDA.

On October 1, 2015, the Company’s affiliate Horizon Pharma Switzerland GmbH, as well as Jagotec, entered into a License and Settlement Agreement (the “Actavis Settlement Agreement”) with Actavis FL relating to the Company’s and Jagotec’s on-going patent infringement litigation. In accordance with legal requirements, the Company, Jagotec and Actavis FL have agreed to submit the Actavis Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. The parties have agreed to file stipulations of dismissal with the court regarding the litigation. The Actavis Settlement Agreement provides for a full settlement and release by each party of all claims that relate to the litigation or under the patents with respect to Actavis FL’s generic version of RAYOS tablets.

Under the Actavis Settlement Agreement, the Company and Jagotec granted Actavis FL a non-exclusive license to manufacture and commercialize Actavis FL’s generic version of RAYOS tablets in the United States after the Generic Entry Date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Actavis FL’s generic version of RAYOS tablets during certain limited periods prior to the Generic Entry Date.  The Company and Jagotec also agreed that during the 180 days after the Generic Entry Date, the license granted to Actavis would be exclusive with respect to any third-party generic version of RAYOS tablets.

Under the Actavis Settlement Agreement, the Generic Entry Date is December 23, 2022; however, Actavis FL may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of any other third-party RAYOS patent litigation, the entry of other generic versions of RAYOS tablets or certain substantial reductions in RAYOS prescriptions over specified periods of time.

The Company and Jagotec also agreed not to sue or assert any claim against Actavis FL for infringement of any patent or patent application owned or controlled by the Company or Jagotec during the term of the Actavis Settlement Agreement based on Actavis FL’s generic version of RAYOS tablets in the United States.  In turn, Actavis FL agreed not to challenge the validity or enforceability of the licensed patents.

If the Company or Jagotec enter into any similar agreements with other parties with respect to generic versions of RAYOS tablets, they agreed to amend the Actavis Settlement Agreement to provide Actavis FL with terms that are no less favorable than those provided to the other parties with respect to the license terms, Generic Entry Date, permitted pre-market activities and notice provisions.

On November 13, 2014, the Company received a Paragraph IV Patent Certification from Actavis FL advising that Actavis FL had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Actavis FL has not advised the Company as to the timing or status of the FDA’s review of its filing. On December 23, 2014, the Company filed suit in the United States District Court for the District of New Jersey against Actavis FL., Actavis, Inc., and Actavis plc (collectively “Actavis”) seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Actavis has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Actavis’ ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Actavis action.

On June 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,101,591.  And on September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.  These three cases have since been consolidated with the case filed against Actavis on December 23, 2014.

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

Under the Perrigo settlement agreement, the license effective date is January 10, 2029; however, Perrigo may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in the Company’s PENNSAID 2% shipments over specified periods of time.

Under the Perrigo settlement agreement, the Company also agreed not to sue or assert any claim against Perrigo for infringement of any patent or patent application owned or controlled by the Company during the term of the Perrigo settlement agreement based on the manufacture, use, sale, offer for sale, or importation of Perrigo’s generic version of PENNSAID 2% in the United States.

In certain circumstances following the entry of other third-party generic versions of PENNSAID 2%, the Company may be required to supply Perrigo PENNSAID 2% as its authorized distributor of generic PENNSAID 2%, with the Company receiving specified percentages of any net sales by Perrigo. The Company also agreed that if it enters into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, the Company will amend the Perrigo settlement agreement to provide Perrigo with terms that are no less favorable than those provided to the other parties.

Currently, patent litigation is pending in the United States District Court for the District of New Jersey against four generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”); (ii) Lupin Limited and Lupin Pharmaceuticals Inc. (collectively, “Lupin”); (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, “Mylan”); and (iv) Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc. and Actavis Pharma, Inc. (collectively, “Actavis”). Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen Pharmaceuticals Inc. (“Anchen”), was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. The Company understands that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen VIMOVO patents, which are still the subject of patent litigations. As part of the Company’s acquisition of the U.S. rights to VIMOVO, the Company has taken over and is responsible for the patent litigations that include the Pozen patents licensed to the Company under the amended and restated collaboration and license agreement for the United States with Pozen (“the Pozen license agreement”).

The VIMOVO cases were filed on April 21, 2011, July 25, 2011, October 28, 2011, January 4, 2013, May 10, 2013, June 28, 2013, October 23, 2013 and May 13, 2015 and collectively include allegations of infringement of U.S. Patent Nos. 6,926,907, 8,557,285, 8,852,636, and 8,858,996. On June 18, 2015, the Company amended the complaints to add a charge of infringement of U.S. Patent No. 8,865,190.

The cases asserting U.S. Patent Nos. 8,557,285 and 6,926,907 have been consolidated for discovery.  The court has issued a claims construction order for these cases and has set a pretrial schedule, but has not yet set a trial date.

The cases asserting U.S. Patent Nos. 8,852,636, 8,858,996, and 8,865,190 have not been consolidated for discovery.  The court has not issued a claims construction order or set a pretrial schedule.

The Company understands the cases arise from Paragraph IV Notice Letters providing notice of the filing of ANDAs with the FDA seeking regulatory approval to market generic versions of VIMOVO before the expiration of the patents-in-suit. The Company understands the Dr. Reddy’s notice letters were dated March 11, 2011, November 20, 2012 and April 20, 2015; the Lupin notice letters were dated June 10, 2011 and March 12, 2014; the Mylan notice letters were dated May 16, 2013 and February 9, 2015; the Actavis notice letters were dated March 29, 2013 November 5, 2013 and October 9, 2015; and the Anchen notice letter was dated September 16, 2011.

On February 24, 2015, Dr. Reddy’s Laboratories, Inc. filed a Petition for Inter Partes Review (“IPR”) of U.S. Patent No. 8,557,285, one of the patents in litigation in the above referenced VIMOVO cases. On October 9, 2015, Dr. Reddy’s Laboratories, Inc.’s petition for inter partes review of U.S. Patent No. 8,557,285 was denied by the United States Patent and Trademark Office.

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

On August 7, 2015, the Coalition for Affordable Drugs VII LLC filed another Petition for IPR of U.S. Patent No. 8,852,636, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On August 12, 2015, the Coalition for Affordable Drugs VII LLC filed another Petition for IPR of U.S. Patent No. 8,945,621, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On August 19, 2015, Lupin filed Petitions for IPR of U.S. Patent Nos. 8,858,996, 8,852,636, and 8,865,190, all patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued decisions with regard to whether or not IPRs will be instituted.

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

On September 9, 2015, certain subsidiaries of the Company (the “Horizon Subsidiaries”) entered into a settlement and license agreement (the “Taro Settlement Agreement”), with Taro relating to our on-going patent infringement litigation. In accordance with legal requirements, the Horizon Subsidiaries and Taro have agreed to submit the Taro Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. The Horizon Subsidiaries and Taro have also agreed to file stipulations of dismissal with the courts regarding the litigation. The Taro Settlement Agreement provides for a full settlement and release by both us and Taro of all claims that were or could have been asserted in the Litigation and that arise out of the issues that were subject of the litigation or Taro’s generic version of PENNSAID 2%.

Under the Taro Settlement Agreement, the Horizon Subsidiaries granted Taro a non-exclusive license to manufacture and commercialize Taro’s generic version of PENNSAID 2% in the United States after the license effective date and to take steps necessary to develop inventory of, and prepare to commercialize, Taro’s generic version of PENNSAID 2% during certain limited periods prior to the license effective date.

Under the Taro Settlement Agreement, the license effective date is January 10, 2029; however, Taro may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in Horizon’s PENNSAID 2% shipments over specified periods of time.

Under the Taro Settlement Agreement, the Horizon Subsidiaries also agreed not to sue or assert any claim against Taro for infringement of any patent or patent application owned or controlled by the Horizon Subsidiaries during the term of the Taro Settlement Agreement based on the manufacture, use, sale, offer for sale, or importation of Taro’s generic version of PENNSAID 2% in the United States.

The Horizon Subsidiaries also agreed that if they enter into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, they will amend the Taro Settlement Agreement to provide Taro with terms that are no less favorable than those provided to the other parties.

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

On June 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, the Company filed an amended complaint in the United States District Court for the District of New Jersey against Lupin that added U.S. Patent No. 9,101,591 to the litigation with respect to U.S. Patent No. 9,066,913.  On September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.

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

On June 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against IGI for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, the Company filed suit in the United States District Court for the District of New Jersey against IGI for patent infringement of U.S. Patent No. 9,101,591.  On September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against IGI for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.

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

On June 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent No. 9,101,591.  On September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.

On March 17, 2014, Hyperion received notice from Par Pharmaceutical, Inc. (“Par”) that it had filed an ANDA with the FDA seeking approval for a generic version of the Company’s product RAVICTI. The ANDA contained a Paragraph IV Patent Certification alleging that two of the patents covering RAVICTI, U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032, and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Par did not challenge the validity, enforceability, or infringement of the Company’s primary composition of matter patent for RAVICTI, U.S. Patent No. 5,968,979 titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkenoic acid useful in treatment of various disorders,” which would have expired on February 7, 2015, but as to which Hyperion was granted an interim term of extension until February 7, 2016. Hyperion filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Par on April 23, 2014 seeking an injunction to prevent the approval of Par’s ANDA and/or to prevent Par from selling a generic version of RAVICTI, and the Company has taken over and is responsible for this patent litigation. On September 15, 2015, the Company received notice from Par that it had filed a Paragraph IV Patent Certification alleging that U.S. Patent No. 9,095,559 is invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted.

On April 29, 2015, Par filed petitions for IPR of the ’215 patent and the ’012 patent. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not IPRs will be instituted.

The Company received from Lupin Limited a Paragraph IV Patent Certification dated September 4, 2015 against Orange Book listed U.S. Patent Nos. 8,404,215 and 8,642,012 advising that Lupin had filed an ANDA with the FDA for a generic version of RAVICTI.  Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing. On October 19, 2015 the Company filed suit in the United States District Court for the District of New Jersey against Lupin seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Lupin has infringed U.S. Patent Nos. 8,404,215, 8,642,012, and 9,095,559 by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Lupin’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Lupin action.

On August 3, 2015, HPI filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, naming as defendants Depomed and the members of its board of directors (the “Depomed Board”), Vicente J. Anido, Jr., Karen A. Dawes, Louis J. Lavigne, Jr., Samuel R. Saks, James A. Schoeneck, Peter D. Staple and David B. Zenoff. The lawsuit is captioned Horizon Pharma, Inc. v. Vicente J. Anido, Jr., et al., Case Number 1:15-cv-283835. The lawsuit alleges that the adoption by the Depomed Board of the Rights Agreement dated as of July 12, 2015 between Depomed and Continental Stock Transfer & Trust Company, as Rights Agent (the “Depomed Rights Agreement”), and Sections 2(b), 2(c), 2(d), and 5(d) of Depomed’s Amended and Restated Bylaws, effective July 12, 2015 (the “Depomed Bylaws”), violates the General Corporation Law of the California Corporations Code, constitutes ultra vires acts and breaches the fiduciary duties of the members of the Depomed Board. The lawsuit seeks, among other things, an order (i) declaring that the Depomed Rights Agreement and Sections 2(b), 2(c), and 2(d) of the Depomed Bylaws are invalid under California law, (ii) declaring that the members of the Depomed Board breached their fiduciary duties by enacting the Depomed Rights Agreement and Sections 2(b), 2(c), 2(d), and 5(d) of the Depomed Bylaws, (iii) enjoining the members of the Depomed Board from relying on, implementing, applying or enforcing either the Depomed Rights Agreement or Sections 2(b), 2(c), 2(d), or 5(d) of the Depomed Bylaws, (iv) enjoining the members of the Depomed Board from taking any improper action designed to impede, or which has the effect of impeding, the proposed combination with Depomed or the Company’s efforts to acquire control of Depomed and (v) compelling the members of the Depomed Board to redeem the Depomed Rights Agreement or to render it inapplicable to the Company.  The Superior Court has calendared for November 5, 2015 a hearing on a preliminary injunction motion by HPI to enjoin enforcement of the Depomed Rights Agreement and Sections 2(b), 2(c) and 2(d) of the Depomed bylaws.

Also on August 3, 2015, Depomed filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, against the Company. The lawsuit is captioned Depomed, Inc. v. Horizon Pharma plc, Case Number 1:15-cv-283834. The complaint asserts a claim for violation of the California Uniform Trade Secrets Act and breach of contract in connection with the  Company’s alleged use in pursuing the proposed combination with Depomed of information obtained pursuant to a confidentiality agreement entered into as part of the Company’s consideration of a business arrangement with Janssen Pharmaceuticals Inc. relating to its U.S. rights to NUCYNTA®, which are now owned by Depomed. The complaint also alleges that the Company made fraudulent and materially misleading statements to Depomed’s shareholders. The lawsuit seeks, among other relief, an injunction (i) to prevent the Company from continuing its allegedly improper and unlawful use of Depomed’s confidential and trade secret data and (ii) to prevent the Company from continuing to make and failing to correct its allegedly false and misleading statements in connection with the proposed combination with Depomed.   The Superior Court has calendared for November 5, 2015 a hearing on a preliminary injunction motion by Depomed.

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

Risks Related to Our Business and Industry

Our ability to generate revenues from our products is subject to attaining significant market acceptance among physicians, patients and healthcare payors.*

Our current products, and other products or product candidates that we may develop, acquire, or in-license may not attain market acceptance among physicians, patients, healthcare payors or the medical community. In the U.S. market, we began marketing DUEXIS in December 2011. We began commercial sales of RAYOS, which was approved by the U.S. Food and Drug Administration, or FDA, in July 2012, to a subset of rheumatologists in the fourth quarter of 2012 with the full launch to the majority of U.S. rheumatologists and key primary care physicians in late January 2013. VIMOVO was launched in the U.S. market in the fourth quarter of 2010 by AstraZeneca AB, or AstraZeneca, under its license from Pozen Inc., or Pozen. Following our acquisition of the U.S. rights to VIMOVO in November 2013, we began marketing VIMOVO in the first quarter of 2014. ACTIMMUNE was originally launched in the U.S. market in March 1991 by Genentech Inc., or Genentech, and in June 2012, Vidara Therapeutics International plc, or Vidara, acquired the intellectual property rights and certain assets related to the ACTIMMUNE product line. In September 2014, our business was combined with Vidara, and as a result we assumed the commercialization of ACTIMMUNE. In October 2014, we entered into an asset purchase agreement and ancillary agreements with Nuvo Research, Inc., or Nuvo, to acquire the U.S. rights to PENNSAID 2%, and we began commercializing PENNSAID 2% in the United States in January 2015. With respect to DUEXIS, we have only received marketing approval in the United Kingdom, or the U.K., thus far, and we do not expect the opportunity in the U.K. to be material to our business given the current state of the market in Europe for pain and inflammation products and the revenue being generated by existing branded non–steroidal anti-inflammatory drugs, or NSAIDs, in Europe. There have been no sales of DUEXIS in the U.K. thus far. RAVICTI was launched in the United States by Hyperion Therapeutics, Inc., or Hyperion, in the first quarter of 2013, and BUPHENYL was originally launched in 1996 prior to being acquired by Hyperion. In May 2015, we acquired Hyperion and assumed the commercialization of RAVICTI and BUPHENYL. Neither product was marketed by us prior to that time. We believe that the degree of market acceptance and our ability to generate revenues from our products will depend on a number of factors, including:

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

•	availability of coverage and adequate reimbursement and pricing from government and other third-party payors;
•	the performance of third-party distribution partners, over which we have limited control;
•	potential or perceived advantages or disadvantages of our products over alternative treatments, including cost of treatment and relative convenience and ease of administration;
•	strength of sales, marketing and distribution support;
•	the price of our products, both in absolute terms and relative to alternative treatments;
•	impact of past and limitation of future product price increases;
•	our ability to maintain a continuous supply of product for commercial sale;
•	the effect of current and future healthcare laws; and
•	product labeling or product insert requirements of the FDA or other regulatory authorities.

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

Our current business plan is highly dependent upon our ability to successfully execute on our sales and marketing strategy for the commercialization of our products in the United States. If we are unable to successfully execute on our sales and marketing strategy, we may not be able to generate significant product revenues or execute on our business plan.*

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercialization of our products in the U.S. market. We may not be able to successfully commercialize our products in the United States. Prior to our commercial launch of DUEXIS in the United States in December 2011, we did not have any experience commercializing pharmaceutical products on our own. LODOTRA was commercially launched in Europe by our exclusive distribution partners Merck Serono GmbH and Mundipharma. In order to commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Although we have expanded our sales force to approximately 402 sales representatives, consisting of 349 primary care sales representatives, 44 specialty sales representatives and 9 orphan disease sales representatives, we currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our products and any additional products we may acquire or in-license will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

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

Legislation enacted in most states in the United States allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Because our products (other than BUPHENYL) do not currently have FDA-approved generic equivalents in the United States, we do not believe our products should be subject to mandatory generic substitution laws. However we understand that some pharmacies and payors may attempt to reduce costs by obtaining physician authorization to switch prescriptions for DUEXIS or VIMOVO to prescriptions for multiple generic products with similar active pharmaceutical ingredients, or APIs. Accordingly, a key part of our commercial strategy is to offer physicians to have their patients fill their prescriptions through pharmacies participating in our Prescriptions Made Easy program, or PME. Through the PME program, financial assistance may be available to reduce eligible patients’ out-of-pocket costs for prescriptions filled. Because of this assistance, the patients’ out-of-pocket cost for our products when dispensed through the PME program may be significantly lower than such costs when our products are dispensed outside of the PME program.

We expect that continued utilization of our patient support programs, including PME, by patients will be important to our ability to provide access for more patients to our products as pressure increases from healthcare payors and pharmacy benefit managers, or PBMs, to use less expensive generics or over the counter brands instead of branded products. For example, two of the largest PBMs, which we estimate to currently control approximately 20% to 30% of prescriptions for DUEXIS and VIMOVO, placed DUEXIS and VIMOVO on their exclusion lists beginning in 2015. Additional healthcare plans, including those that contract with these PBMs but use different formularies, may also choose to exclude our products from their formularies or restrict coverage to situations where a generic or over-the-counter product has been tried first. To the extent physicians do not direct prescriptions currently filled through traditional pharmacies, including those associated with or controlled by these PBMs, to our PME program, we may experience a significant decline in DUEXIS, VIMOVO and PENNSAID 2% prescriptions as a result of formulary exclusions.

There has been recent negative publicity regarding the use of specialty pharmacies and drug pricing.  Our products are distributed by both retail and specialty pharmacies. A key part of our commercial strategy for our primary care and specialty business units is to offer physicians the opportunity to have their patients fill prescriptions through pharmacies who participate in the PME program. This program is not involved in the prescribing of medicines, and is solely to assist in ensuring that when a physician determines one of our medicines offers a potential clinical benefit to their patient and they prescribe one for an eligible patient, financial assistance may be available to reduce the patient’s out-of-pocket costs. In the first nine months of 2015, this resulted in 96 percent of commercial patients having co-pay amounts of $10 or less when filling prescriptions for our products through PME. In addition, the aggregate commercial value of our patient support programs for the nine months ended September 30, 2015 was approximately $670 million. All pharmacies that fill prescriptions for our medicines are fully independent, including those that participate in the PME program, we do not own or possess any option to purchase an ownership stake in any pharmacy that distributes our products, and our relationship with each pharmacy is non-exclusive and arm’s length. All of our sales are processed through pharmacies independent of the Company.

Pharmacies that dispense our products could lose contracts that they currently maintain with managed care organizations, or MCOs, including PBMs. Pharmacies often enter into agreements with MCOs. They may be required to abide by certain terms and conditions to maintain access to MCO networks.  Failure to comply with the terms of their agreements with MCOs could result in a variety of penalties, including termination of their agreement, which could negatively impact the ability of those pharmacies to dispense our products and collect reimbursement from MCOs for such products.

Our ability to increase utilization of our PME program will depend on physician and patient awareness and comfort with the program, and we have limited ability to influence whether physicians use our PME program to prescribe our products or whether patients will agree to receive our products through the PME program. In addition, the PME program is not available to federal health care program (such as Medicare and Medicaid) beneficiaries. If we are unable to increase adoption of our PME program for filling prescriptions of our products, our ability to maintain or increase prescriptions for our products will be impaired. In addition, we depend on a limited number of pharmacies participating in PME to fulfill patient prescriptions under the PME program. If these PME participating pharmacies are unable to process and fulfill the volume of patient prescriptions directed to them under the PME program, our ability to maintain or increase prescriptions for our products will be impaired. The commercialization of our products and our operating results could be affected should any of the PME participating pharmacies choose not to continue participation in our PME program or by any adverse events at any of those PME participating pharmacies. In addition, the PME program may implicate certain state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. To the extent the PME program is found to be inconsistent with applicable laws, we may be required to restructure or discontinue such program, or be subject to other significant penalties.

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

Our future prospects are highly dependent on the success of our current products, and we may not be able to successfully commercialize these products. Failure to do so would adversely impact our financial condition and prospects.*

A substantial majority of our resources are focused on the commercialization of our current products. Our ability to generate significant product revenues and to achieve commercial success in the near-term will initially depend almost entirely on our ability to successfully commercialize these products in the United States. DUEXIS has been approved for marketing in the U.K. but is not approved in any other countries in Europe and therefore, DUEXIS may not be commercialized to any significant extent outside of the United States. We do not expect the opportunity in Europe to be material to our business given the current state of the market in Europe for pain products and the revenue being generated by existing branded NSAIDs in Europe. Following our acquisition of the U.S. rights to VIMOVO in November 2013 and PENNSAID 2% in October 2014, our strategy has included bringing both products’ pricing in-line with DUEXIS, thereby significantly increasing the value we realize per prescription, and also increasing sales and marketing support to drive growth in prescriptions. We cannot guarantee that this strategy will continue to be effective generally, due to negative reactions to price increases or otherwise. Our strategy for RAYOS is to solely focus on the rheumatology indications approved for RAYOS where our Phase 3 clinical trial data supports our commercial plans. We initially launched RAYOS in the United States to a subset of rheumatologists in the fourth quarter of 2012, and the full launch to the majority of U.S. rheumatologists and key primary care physicians occurred in late January 2013. Our strategy with respect to ACTIMMUNE includes pricing increases, pursuing label expansion for additional indications, such as Friedreich’s ataxia, or FA, and possible expansions of our sales force, but we cannot be certain that our pricing strategy will not result in downward pressure on sales or that we will be able to successfully complete clinical trials and obtain regulatory approvals in additional indications. Although LODOTRA is approved for marketing in more than 35 countries outside the United States, to date it has only been marketed in a limited number of countries. While we anticipate that LODOTRA will be marketed in additional countries as our distribution partner, Mundipharma, formulates its reimbursement strategy, the ability to market LODOTRA in additional countries will depend on Mundipharma’s ability to obtain reimbursement approvals in these countries.

Our strategy with respect to RAVICTI includes accelerating the transition of UCD patients from BUPHENYL or generic equivalents to RAVICTI and increasing the diagnosis of UCD and treatment of untreated UCD patients through patient and physician outreach. Part of our success in our strategy will be obtaining favorable results from an on-going study of the use of RAVICTI to treat UCD in patients less than two years of age, the timely submission of a supplemental new drug application, or NDA, and approval of RAVICTI for the treatment in UCD in patients less than two years of age, and we cannot guarantee that any of these events will occur on our anticipated timeline or at all. In addition, RAVICTI is currently only approved for marketing in the United States, while the CHMP of the EMA, recently adopted a positive opinion at its plenary monthly meeting in September recommending a centralized marketing authorization for RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric UCD patients greater than two months of age, we cannot guarantee that the European Commission will ultimately grant a centralized marketing authorization. If required regulatory approvals in international markets are never obtained, are delayed or are not maintained, the market potential of RAVICTI will be limited. Additionally, if approval to market RAVICTI in Europe is not obtained prior to February 2016, when the RAVICTI composition of matter patent expires in European jurisdictions in which it is validated, we will not be eligible to apply to extend the patent’s term, and we will have to rely on maintaining orphan designation to ensure marketing exclusivity in Europe. We cannot guarantee that we can maintain orphan designation for RAVICTI in Europe as we must demonstrate that the product provides “significant benefit” in those UCD subtypes for which AMMONAPS® is approved.

We are solely dependent on third parties to commercialize certain of our products outside the United States. Failure of these third parties or any other third parties to successfully commercialize our products and product candidates in the applicable jurisdictions could have a material adverse effect on our business.*

We rely on Mundipharma for commercialization of LODOTRA in various European countries and certain Asian, Latin American, Middle Eastern, African and other countries. We rely on other third-party distributors for commercialization of BUPHENYL in certain territories outside the United States for which we currently have rights. We have limited contractual rights to force these third parties to invest significantly in commercialization of LODOTRA or BUPHENYL in our markets. In the event that Mundipharma, our current ex-U.S. distributors for BUPHENYL, or any other third-party with any future commercialization rights to any of our products or product candidates fail to adequately commercialize those products or product candidates because they lack adequate financial or other resources, decide to focus on other initiatives or otherwise, our ability to successfully commercialize our products or product candidates in the applicable jurisdictions would be limited, which would adversely affect our business, financial condition, results of operations and prospects. We have had disagreements with Mundipharma under our European agreements and may continue to have disagreements, which could harm commercialization of LODOTRA in Europe or result in the termination of our agreements with Mundipharma. We also rely on Mundipharma’s ability to obtain regulatory approval for LODOTRA in certain Asian, Latin American, Middle Eastern, African and other countries. In addition, our agreements with Mundipharma and our agreements with our current ex-U.S. distributors for BUPHENYL may be terminated by either party in the event of a bankruptcy of the other party or upon an uncured material breach by the other party. If these third parties terminated their agreements, we may not be able to secure an alternative distributor in the applicable territory on a timely basis or at all, in which case our ability to generate revenues from the sale of LODOTRA or BUPHENYL outside the United States would be materially harmed.

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

RAVICTI is currently only approved for marketing in the United States and our ability to expand our market potential will depend in part on our ability to obtain additional marketing approvals outside the United States. This is particularly true due to our decision to not pursue approval in the United States for the treatment of hepatic encephalopathy, or HE. On September 25, 2015, the CHMP of the EMA adopted a positive opinion at its plenary monthly meeting in September recommending a centralized marketing authorization for RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric UCD patients greater than two months of age. The adopted positive opinion will be considered by the European Commission for a binding decision to be issued for the granting of a centralized marketing authorization, expected to be received within 60 to 90 days from the date of adoption of the opinion. Hyperion submitted a New Drug Submission to Health Canada, or HC, for approval to market RAVICTI in Canada. However, in January 2015, Lucane Pharma, or Lucane, announced that it had received approval from HC to market its taste-masked NaPBA granules in Canada. It is our understanding that in Canada only the first phenylbutyrate-containing product approved for any indication receives “data protection” which is similar to “orphan drug exclusivity” in the United States. Hyperion was notified by HC that RAVICTI is not eligible for data protection. We have appealed this decision not to grant data protection to RAVICTI and the appeal is currently scheduled for hearing on December 8, 2015. If we cannot successfully appeal this decision to obtain data protection, the application for marketing approval in Canada may be withdrawn. Regardless, we cannot be assured that the applications to market RAVICTI in Europe and Canada will be approved nor can we be certain of the timelines for regulatory decisions to be made. If we are unable to obtain approvals for RAVICTI outside the United States or determine that commercializing RAVICTI outside the United States is not economically viable, the market potential of RAVICTI will be limited.

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

We have U.S. rights to ACTIMMUNE, PENNSAID 2% and VIMOVO but have no control over the activities of Boehringer Ingelheim to commercialize ACTIMMUNE outside the United States, Canada and Japan, AstraZeneca to commercialize VIMOVO outside of the United States or Nuvo or its licensees to commercialize PENNSAID 2% outside the United States, which could adversely impact commercialization of ACTIMMUNE, PENNSAID 2% and VIMOVO in the United States.*

Boehringer Ingelheim has rights to commercialize ACTIMMUNE outside the United States, Canada and Japan, and AstraZeneca has retained its existing rights to VIMOVO in territories outside of the United States, including the right to use the VIMOVO name and related trademark. Similarly, Nuvo has retained its rights to PENNSAID 2% in territories outside of the United States and has announced its intention to seek commercialization partners outside the United States. We have little or no control over Boehringer Ingelheim’s activities with respect to ACTIMMUE outside the United States, Canada and Japan, over AstraZeneca’s activities with respect to VIMOVO outside of the United States or over Nuvo’s or its future commercial partners’ activities with respect to PENNSAID 2% outside of the United States, even though those activities could impact our ability to successfully commercialize ACTIMMUNE, PENNSAID 2% and VIMOVO in the United States. For example, Nuvo or its assignees or AstraZeneca or its assignees can make statements or use promotional materials with respect to PENNSAID 2% or VIMOVO, respectively, outside of the United States that are inconsistent with our positioning of the products in the United States, and could sell PENNSAID 2% or VIMOVO, respectively, in foreign countries, including Canada, at prices that are dramatically lower than the prices we charge in the United States. These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States, in particular because AstraZeneca is continuing to market VIMOVO outside the United States under the same VIMOVO brand name that we are using in the United States. In addition, product recalls or safety issues with ACTIMMUNE, PENNSAID 2% or VIMOVO outside the United States, even if not related to the commercial product we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market ACTIMMUNE, PENNSAID 2% and VIMOVO. We also rely on Boehringer Ingelheim, Nuvo and AstraZeneca or their assignees to provide us with timely and accurate safety information regarding the use of ACTIMMUNE,  PENNSAID 2% or VIMOVO, respectively, outside of the United States, (and outside of Canada and Japan with regards to Boehringer Ingelheim) as we have or will have limited access to this information ourselves.

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

With respect to ACTIMMUNE, we rely on an exclusive supply agreement with Boehringer Ingelheim RCV GmbH & Co. KG, or Boehringer Ingelheim, for manufacturing and supply. However, Boehringer Ingelheim also manufactures interferon gamma-1 b to supply its own commercial needs in its licensed territory, and this may lead to capacity allocation issues and supply constraints to our company. Furthermore, we do not have a substitute supplier for ACTIMMUNE and the process of identifying a substitute supplier and getting that supplier approved by the applicable regulatory authorities for manufacture and packaging of ACTIMMUNE can be a lengthy and costly process. ACTIMMUNE is manufactured by starting with cells from working cell bank samples which are derived from a master cell bank. We and Boehringer Ingelheim separately store multiple vials of the master cell bank. In the event of catastrophic loss at our or Boehringer Ingelheim’s storage facility, it is possible that we could lose multiple cell banks and have the manufacturing capacity of ACTIMMUNE severely impacted by the need to substitute or replace the cell banks.

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

Although we have entered into supply agreements for the manufacture of our products, our manufacturers may not perform as agreed or may terminate their agreements with us. Under our manufacturing and supply agreement with sanofi-aventis U.S., operating through Valeant, either we or sanofi-aventis U.S. may terminate the agreement upon an uncured breach by the other party or without cause upon two years prior written notice, so long as such notice is given after the third anniversary of the first commercial sale of DUEXIS. Under our master manufacturing services and product agreement with Patheon for finished VIMOVO product, either we or Patheon may terminate the agreement for uncured material breach by the other party or upon the other party’s bankruptcy or insolvency, we may terminate the agreement if any regulatory authority takes any action or raises any objection that prevents us from commercializing the VIMOVO product and Patheon may terminate the agreement if we assign our rights or obligations under the agreement to a competitor of Patheon or to a party that, in the reasonable opinion of Patheon, is not a credit worthy substitute for us, or in certain other circumstances where we assign the agreement without Patheon’s consent. Our manufacturing agreement with Boehringer Ingelheim has a term that runs until July 31, 2020, but the agreement may be terminated earlier by either us or Boehringer Ingelheim for an uncured material breach by the other party or upon the other party’s bankruptcy or insolvency. Under our manufacturing and supply agreement with Jagotec, either we or Jagotec may terminate the agreement in the event of an insolvency, liquidation or bankruptcy of the other party or upon an uncured breach by the other party. While we have the right to receive a continuing supply of RAYOS/LODOTRA from Jagotec for a period of 24 months after termination, we would need to move our manufacturing to our alternate supplier of RAYOS/ LODOTRA, Bayer, in such an event and we would have to qualify a new back-up manufacturer. The initial term of our supply agreement with Nuvo for PENNSAID 2% is through December 31, 2022, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. With respect to BUPHENYL, our supply agreement with Pharmaceutics International, Inc. is in place until April 1, 2017, however, the agreement may be terminated earlier by either party. The term of our manufacturing agreement with Halo Pharmaceutical, Inc. for RAVICTI runs until July 4, 2018, however, the agreement may be terminated earlier in the case of breach by either party if the other party is in material breach of any provision of the agreement and the other party fails to remedy such a breach within thirty days, or by us at any time for any reason. Our master services agreement with Lyne Laboratories, Inc. for RAVICTI runs until February 1, 2016, with provision for 12 monthly auto renewals thereafter, unless 6 months’ written notice is provided by either party. As neither party has given 6 months’ notice this contract will auto-renew until February 1, 2017. The agreement may be terminated earlier, on 30 days’ notice, in case of breach by either party. We rely on safety stock to mitigate the risk of our current suppliers electing to cease producing bulk drug product or ceasing to do so at acceptable prices and quality. However, we can provide no assurance that such safety stocks would be sufficient to avoid supply shortfalls in the event we have to identify and qualify new contract manufacturers.

In addition, we do not have the capability to package any of our products for distribution. Consequently, we have entered into an agreement with Temmler Werke GmbH, or Temmler, for packaging of RAYOS/LODOTRA in certain European countries and in the United States, as well as any additional countries as may be agreed to by the parties. At the end of 2012, Temmler was acquired by the Aenova Group. In December 2013, Temmler provided us notice of termination under this agreement. Therefore, subject to early termination, this agreement will terminate on December 21, 2015. Under our master manufacturing services agreement with Patheon, we have entered into a product agreement for packaging of RAYOS/LODOTRA after our agreement with Temmler is terminated. Valeant manufactures and supplies DUEXIS to us in final, packaged form for the United States as well as any additional countries as may be agreed to by the parties. Patheon supplies final, packaged VIMOVO product pursuant to the master manufacturing services and product agreement we executed in connection with our acquisition of the U.S. rights to VIMOVO. Boehringer Ingelheim supplies final, packaged ACTIMMUNE to us and Nuvo is obligated to supply final, packaged PENNSAID 2% to us, in each case under exclusive supply agreements. We have clinical and commercial supplies of BUPHENYL finished product manufactured for us by Pharmaceutics International, Inc. on a purchase order basis. We have clinical and commercial supplies of RAVICTI finished drug product manufactured by Lyne Laboratories, Inc. under a commercial supply agreement and have an agreement in place with Halo Pharmaceutical, Inc. to serve as the primary finished drug product supplier for RAVICTI in the European Union and as a secondary finished drug product supplier for the rest of the world.

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

We have experienced recent growth and expanded the size of our organization substantially in connection with our acquisition of the U.S. rights to VIMOVO in November 2013, our acquisition of Vidara in September 2014, our acquisition of the U.S. rights to PENNSAID 2% in October 2014 and our acquisition of Hyperion in May 2015, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future product acquisitions or company acquisitions.*

As of December 31, 2010, we employed approximately 40 full-time employees as a consolidated entity. In anticipation of the commercial launch of DUEXIS, we hired approximately 80 sales representatives during the period from September 2011 through October 2011. Recently, we further increased the size of our sales force in connection with our acquisitions of PENNSAID 2% and Hyperion to a total of approximately 402 sales representatives. As of September 30, 2015 and December 31, 2014, we employed approximately 710 and 535 full-time employees, respectively, as a consolidated entity. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our products, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize our products in the United States will be harmed.*

As DUEXIS and RAYOS were not fully commercially launched in the United States until December 2011 and January 2013, respectively, and we did not begin commercializing VIMOVO and PENNSAID 2% in the United States until the first quarter of 2014 and 2015, respectively, the members of our sales force have limited experience promoting our products. In addition, while the members of our sales force promoting ACTIMMUNE were previously promoting the product prior to our acquisition of Vidara, we have limited experience marketing ACTIMMUNE under our commercial organization. Likewise, while we have retained the substantial majority of Hyperion’s sales force promoting RAVICTI and BUPHENYL, we may not be successful in continuing to retain these employees and we otherwise have limited experience marketing these products under our commercial organization. As a result, we are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense our products. In addition, we must train our sales force to ensure that a consistent and appropriate message about our products is being delivered to our potential customers. Our sales representatives may also experience challenges promoting multiple products when we call on physicians and their office staff. This is particularly true with respect to DUEXIS and VIMOVO, since they are approved for similar indications and prescribed to similar patients. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives. As a result of the managed care environment and pharmacies switching patient’s prescriptions to a generic or over the counter brand, we have had to adjust the profile of the sales representatives we hire from the traditional pharmaceutical representative to a representative with business to business experience that is focused on the total office call in order to protect the prescription the physician has written and ensure the patient receives what their doctor ordered. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of our products and their proper administration and label indication, as well as our PME program, our efforts to successfully commercialize our products could be put in jeopardy, which could have a material adverse effect on our financial condition, share price and operations.

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

Under the Par license agreement, the generic entry date is January 1, 2023; however, Par may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of potential future third-party DUEXIS patent litigation, the entry of other third-party generic versions of DUEXIS or certain specific changes in DUEXIS market conditions. Only in the event that Par enters the DUEXIS market due to the specified changes in DUEXIS market conditions will the License become royalty-bearing, with the royalty obligations ceasing upon the occurrence of one of the other events that would have allowed Par to enter the DUEXIS market.

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

On July 15, 2013, we received a Paragraph IV Patent Certification from Actavis Laboratories FL, Inc. (formerly known as Watson Laboratories, Inc. – Florida), or Actavis FL, advising that Actavis FL had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone.  On August 26, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Actavis, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc.,  seeking an injunction to prevent the approval of the ANDA.

On October 1, 2015,  we, as well as Jagotec, entered into a License and Settlement Agreement, or the Actavis Settlement Agreement, with Actavis FL, relating to our and Jagotec’s on-going patent infringement litigation. In accordance with legal requirements, we, Jagotec and Actavis FL have agreed to submit the Actavis Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. The parties have agreed to file stipulations of dismissal with the court regarding the litigation. The Actavis Settlement Agreement provides for a full settlement and release by each party of all claims that relate to the litigation or under the patents with respect to Actavis FL’s generic version of RAYOS tablets.

Under the Actavis Settlement Agreement, we and Jagotec granted Actavis FL a non-exclusive license to manufacture and commercialize Actavis FL’s generic version of RAYOS tablets in the United States after the Generic Entry Date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Actavis FL’s generic version of RAYOS tablets during certain limited periods prior to the Generic Entry Date.  We and Jagotec also agreed that during the 180 days after the Generic Entry Date, the license granted to Actavis FL would be exclusive with respect to any third-party generic version of RAYOS tablets.

Under the Actavis Settlement Agreement, the Generic Entry Date is December 23, 2022; however, Actavis FL may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of any other third-party RAYOS patent litigation, the entry of other generic versions of RAYOS tablets or certain substantial reductions in RAYOS prescriptions over specified periods of time.

We and Jagotec also agreed not to sue or assert any claim against Actavis FL for infringement of any patent or patent application owned or controlled by us or Jagotec during the term of the Actavis Settlement Agreement based on Actavis FL’s generic version of RAYOS tablets in the United States.  In turn, Actavis FL agreed not to challenge the validity or enforceability of the licensed patents.

If we or Jagotec enter into any similar agreements with other parties with respect to generic versions of RAYOS tablets, we and Jagotec agreed to amend the Actavis Settlement Agreement to provide Actavis FL with terms that are no less favorable than those provided to the other parties with respect to the license terms, Generic Entry Date, permitted pre-market activities and notice provisions.

On November 13, 2014, we received a Paragraph IV Patent Certification from Actavis FL advising that Actavis FL had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Watson has not advised us as to the timing or status of the FDA’s review of its filing. On December 23, 2014, we filed suit in the United States District Court for the District of New Jersey against Actavis FL, Actavis, Inc., and Actavis plc (collectively “Actavis”) seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Actavis has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Actavis’ ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Actavis action.

On June 30, 2015, we filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, we filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,101,591.  And on September 17, 2015, we filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.  These three cases have since been consolidated with the case filed against Actavis on December 23, 2014.

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

Under the Perrigo settlement agreement, the license effective date is January 10, 2029; however, Perrigo may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in our PENNSAID 2% shipments over specified periods of time.

Under the Perrigo settlement agreement, we also agreed not to sue or assert any claim against Perrigo for infringement of any patent or patent application owned or controlled by us during the term of the Perrigo settlement agreement based on the manufacture, use, sale, offer for sale, or importation of Perrigo’s generic version of PENNSAID 2% in the United States.

In certain circumstances following the entry of other third-party generic versions of PENNSAID 2%, we may be required to supply Perrigo PENNSAID 2% as our authorized distributor of generic PENNSAID 2%, with us receiving specified percentages of any net sales by Perrigo. We also agreed that if we enter into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, we will amend the Perrigo settlement agreement to provide Perrigo with terms that are no less favorable than those provided to the other parties.

Currently, patent litigation is pending in the United States District Court for the District of New Jersey against four generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s; (ii) Lupin Limited and Lupin Pharmaceuticals Inc., or collectively Lupin; (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc., or collectively Mylan; and (iv) Watson and Actavis Pharma, Inc., or collectively Actavis. Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen Pharmaceuticals Inc., or Anchen, was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. We understand that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen VIMOVO patents, which are still the subject of patent litigations. As part of our acquisition of the U.S. rights to VIMOVO, we have taken over and are responsible for the patent litigations that include the Pozen patents licensed to us under the amended and restated collaboration and license agreement for the United States with Pozen, or the Pozen license agreement.

The VIMOVO cases were filed on April 21, 2011, July 25, 2011, October 28, 2011, January 4, 2013, May 10, 2013, June 28, 2013, October 23, 2013 and May 13, 2015 and collectively include allegations of infringement of U.S. Patent Nos. 6,926,907, 8,557,285, 8,852,636 and 8,858,996. On June 18, 2015, we amended the complaint to add a charge of infringement of U.S. Patent No. 8,865,190.

The cases asserting U.S. Patent Nos. 8,557,285 and 6,926,907 have been consolidated for discovery. The court has issued a claims construction order for these cases and has set a pretrial schedule, but has not yet set a trial date.

The cases asserting U.S. Patent Nos. 8,852,636, 8,858,996, and 8,865,190 have not been consolidated for discovery. The court has not issued a claims construction order or set a pretrial schedule.

We understand the cases arise from Paragraph IV notice letters providing notice of the filing of ANDAs with the FDA seeking regulatory approval to market generic versions of VIMOVO before the expiration of the patents-in-suit. We understand the Dr. Reddy’s notice letters were dated March 11, 2011, November 20, 2012 and April 20, 2015; the Lupin notice letters were dated June 10, 2011 and March 12, 2014; the Mylan notice letters were dated May 16, 2013 and February 9, 2015; the Actavis notice letters were dated March 29, 2013, November 5, 2013 and October 9, 2015; and the Anchen notice letter was dated September 16, 2011.

On February 24, 2015, Dr. Reddy’s Laboratories, Inc. filed a Petition for Inter Partes Review, or IPR, of U.S. Patent No. 8,557,285, one of the patents in litigation in the above referenced VIMOVO cases. On October 9, 2015, Dr. Reddy’s Laboratories, Inc.’s petition for inter partes review of U.S. Patent No. 8,557,285 was denied by the United States Patent and Trademark Office.

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

On August 7, 2015, the Coalition for Affordable Drugs VII LLC filed another Petition for IPR of U.S. Patent No. 8,852,636, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On August 12, 2015, the Coalition for Affordable Drugs VII LLC filed another Petition for IPR of U.S. Patent No. 8,945,621, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On August 19, 2015, Lupin filed Petitions for IPR of U.S. Patent Nos. 8,858,996, 8,852,636, and 8,865,190, all patents in litigation in the above referenced VIMOVO cases. The  Patent Trial and Appeal Board has not yet issued decisions with regard to whether IPRs will be instituted.

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

On September 9, 2015, the Horizon Subsidiaries entered into a settlement and license agreement, or the Taro Settlement Agreement, with Taro relating to our on-going patent infringement litigation. In accordance with legal requirements, the Horizon Subsidiaries and Taro have agreed to submit the Taro Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. The Horizon Subsidiaries and Taro have also agreed to file stipulations of dismissal with the courts regarding the litigation. The Taro Settlement Agreement provides for a full settlement and release by both us and Taro of all claims that were or could have been asserted in the Litigation and that arise out of the issues that were subject of the litigation or Taro’s generic version of PENNSAID 2%.

Under the Taro Settlement Agreement, the Horizon Subsidiaries granted Taro a non-exclusive license to manufacture and commercialize Taro’s generic version of PENNSAID 2% in the United States after the license effective date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Taro’s generic version of PENNSAID 2% during certain limited periods prior to the license effective date.

Under the Taro Settlement agreement, the license effective date is January 10, 2029; however, Taro may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in the our PENNSAID 2% shipments over specified periods of time.

Under the Taro Settlement Agreement, the Horizon Subsidiaries also agreed not to sue or assert any claim against Taro for infringement of any patent or patent application owned or controlled by us during the term of the Taro Settlement Agreement based on the manufacture, use, sale, offer for sale, or importation of Taro’s generic version of PENNSAID 2% in the United States.

The Horizon Subsidiaries also agreed that if they enter into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, they will amend the Taro Settlement Agreement to provide Taro with terms that are no less favorable than those provided to the other parties.

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

On June 30, 2015, we filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, we filed an amended complaint in the United States District Court for the District of New Jersey against Lupin that added U.S. Patent No. 9,101,591 to the litigation with respect to U.S. Patent No. 9,066,913.  On September 17, 2015, we filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.

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

On June 30, 2015, we filed suit in the United States District Court for the District of New Jersey against IGI for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, we filed suit in the United States District Court for the District of New Jersey against IGI for patent infringement of U.S. Patent No. 9,101,591.  On September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against IGI for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.

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

On June 30, 2015, we filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, we filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent No. 9,101,591.  On September 17, 2015, we filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.

On March 17, 2014, Hyperion received notice from Par Pharmaceutical, Inc., or Par, that it had filed an ANDA with the FDA seeking approval for a generic version of our product RAVICTI. The ANDA contained a Paragraph IV Patent Certification alleging that two of the patents covering RAVICTI, U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032, and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Par did not challenge the validity, enforceability, or infringement of our primary composition of matter patent for RAVICTI, U.S. Patent No. 5,968,979 titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkenoic acid useful in treatment of various disorders,” which would have expired on February 7, 2015, but as to which Hyperion was granted an interim term of extension until February 7, 2016. Hyperion filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Par on April 23, 2014 and we have taken over and are responsible for this patent litigation. On September 15, 2015, we received notice from Par that it had filed a Paragraph IV Patent Certification alleging that U.S. Patent No. 9,095,559 is invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted.

On April 29, 2015, Par filed petitions for IPR of the ’215 patent and the ’012 patent. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not IPRs will be instituted.

We received from Lupin Limited a Paragraph IV Patent Certification dated September 4, 2015 against Orange Book listed U.S. Patent Nos. 8,404,215 and 8,642,012 advising that Lupin had filed an ANDA with the FDA for a generic version of RAVICTI.  Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing. On October 19, 2015, we filed suit in the United States District Court for the District of New Jersey against Lupin seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Lupin has infringed U.S. Patent Nos. 8,404,215, 8,642,012, and 9,095,559 by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Lupin’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Lupin action.

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

We are currently in litigation with multiple generic drug manufacturers regarding intellectual property infringement. For example, we are currently involved in Hatch Waxman litigation with generic drug manufacturers related to VIMOVO and have assumed responsibility for the on-going Hatch Waxman litigation with Par related to RAVICTI. Litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us.

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

On June 12, 2014, Hyperion acquired Andromeda Biotech Ltd, or Andromeda, an Israeli company developing DiaPep277® for the treatment of recent onset Type 1 diabetes, from Clal Biotechnology Industries Ltd., or CBI. On September 8, 2014, Hyperion announced the termination of further development of DiaPep277 beyond completion of the ongoing clinical trial as a result of evidence Hyperion uncovered that certain employees of Andromeda engaged in serious misconduct that compromised clinical trial results. Hyperion subsequently terminated the Andromeda employees involved in the misconduct and became involved in a legal dispute with CBI related to Andromeda. On February 16, 2015 Hyperion reached an agreement with CBI and Yeda Research and Development Company Ltd., or Yeda, the company from which Andromeda licenses the underlying DiaPep277 technology, to resolve DiaPep277-related claims against one another, and Hyperion granted CBI an option to acquire all of the outstanding stock of Andromeda. On September 30, 2015, which was the end of the option exercise period, CBI informed us that it chose not to exercise its option to acquire all of the outstanding stock of Andromeda. In connection with the agreement, the parties appointed a steering committee to oversee the completion of an on-going clinical trial of DiaPep277 with representatives of CBI and Yeda and a non-voting member appointed by Hyperion. Also on February 16, 2015, Hyperion entered into a release with Evotec International GmbH, or Evotec, pursuant to which Evotec released its previously asserted claims that it was entitled to a milestone payment from Hyperion in connection with Hyperion’s acquisition of Andromeda and that it had suffered harm from recent incidents in relation to DiaPep277 in exchange for a payment of $500,000 from Hyperion. In connection with the closing, CBI transferred to Hyperion beneficial ownership of 96,612 shares of Hyperion common stock. CBI cannot complete the transfer until it obtains a valid tax certificate from the tax authority in Israel exempting CBI from an obligation to withhold Israeli taxes in connection with the transfer. It is possible that this transfer will be delayed and it is possible we may owe taxes in Israel in connection with this transfer.

Although the Andromeda release agreements resolved the disputes among the parties relating to DiaPep277, we cannot be certain that additional legal disputes will not arise with respect to Andromeda, including in connection with the recently completed Phase 3 clinical trial of DiaPep277, the potential termination of DiaPep277 development by us and the return of related intellectual property to Yeda as CBI chose not to exercise its option. Further, under the terms of the release agreement, Hyperion agreed to retain certain liabilities relating to its ownership of Andromeda, including any liability related to or based on the misconduct of certain former Andromeda employees that led to its decision to terminate further development of DiaPep277. For example, in February 2015, one of the former employees of Andromeda sued Hyperion in Israeli labor court for wrongful dismissal and related employment causes of action. In addition to these potential liabilities, we may incur currently unknown liabilities related to Hyperion’s acquisition of Andromeda. Any such potential legal dispute could lead to costly litigation, divert management’s attention from our core business and harm our business.

Our pursuit of a potential acquisition of Depomed, including our involvement in related litigation, could be expensive and time consuming and divert attention and resources from the operation of our business.*

On July 7, 2015, we announced a proposal to acquire all of the outstanding shares of common stock of Depomed, Inc., or Depomed, for $29.25 per share in an all-stock transaction valued at approximately $3.0 billion. Subsequently, on July 21, 2015, we increased the value of our all-stock proposal to $33.00 per share, contingent on Depomed entering into good faith discussions regarding a transaction. On August 13, 2015, the Company reiterated its proposal to acquire Depomed and fixed the exchange ratio of such offer based at 0.95 ordinary shares of the Company for each share of Depomed common stock based on the 15-day volume weighted average price of an ordinary share of the Company as of August 12, 2015.

On September 8, 2015, the Company commenced an exchange offer for all outstanding shares of Depomed common stock.  Under the terms of the offer, tendering Depomed shareholders would be able to exchange each share of Depomed common stock for 0.95 ordinary shares of the Company.  The exchange offer is subject to certain conditions set forth including the redemption or removal of certain poison pill rights that the Depomed board has the unilateral ability to remove, the tender of a majority of the total number of outstanding Depomed shares on a fully diluted basis, expiration or termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and other applicable antitrust laws and regulations,  and the affirmative vote at a special meeting of the shareholders of the Company to approve the issuance of the Company’s ordinary shares in the acquisition. Based on publicly available information, Horizon believes that only clearance under the HSR Act is required and the waiting period under the HSR Act expired effective October 9, 2015. If the exchange offer is completed, the Company would expect to complete a second-step merger as soon as practicable thereafter in order to acquire the remaining Depomed shares. At this time, no merger agreement or other agreement relating to the acquisition proposal has been entered into between Depomed and us, and we cannot provide any assurance as to whether or when a transaction with Depomed will be consummated or the terms thereof.

In addition to the exchange offer, on September 8, 2015, the Company filed a definitive solicitation statement seeking the support of Depomed shareholders to call two related special meetings to consider and vote on proposals to remove and replace the current Depomed board of directors and to amend the Depomed bylaws to facilitate shareholder action.

On October 15, 2015, the Company filed a definitive proxy statement in connection with an extraordinary general meeting of the Company’s shareholders scheduled for November 13, 2015.  The principal purpose of this meeting is to approve the issuance of the Company’s ordinary shares in connection with the proposed acquisition of Depomed.

On October 26, 2015, the Company extended the expiration of its exchange offer to acquire all of the outstanding shares of common stock of Depomed to November 20, 2015.

On August 3, 2015, HPI filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, naming as defendants Depomed and the members of its board of directors, or the Depomed Board, Vicente J. Anido, Jr., Karen A. Dawes, Louis J. Lavigne, Jr., Samuel R. Saks, James A. Schoeneck, Peter D. Staple and David B. Zenoff. The lawsuit is captioned Horizon Pharma, Inc. v. Vicente J. Anido, Jr., et al., Case Number 1:15-cv-283835. The lawsuit alleges that the adoption by the Depomed Board of the Rights Agreement dated as of July 12, 2015 between Depomed and Continental Stock Transfer & Trust Company, as Rights Agent, or the Depomed Rights Agreement, and Sections 2(b), 2(c), 2(d), and 5(d) of Depomed’s Amended and Restated Bylaws, effective July 12, 2015, or the Depomed Bylaws, violates the General Corporation Law of the California Corporations Code, constitutes ultra vires acts and breaches the fiduciary duties of the members of the Depomed Board. The lawsuit seeks, among other things, an order (i) declaring that the Depomed Rights Agreement and Sections 2(b), 2(c), and 2(d) of the Depomed Bylaws are invalid under California law, (ii) declaring that the members of the Depomed Board breached their fiduciary duties by enacting the Depomed Rights Agreement and Sections 2(b), 2(c), 2(d), and 5(d) of the Depomed Bylaws, (iii) enjoining the members of the Depomed Board from relying on, implementing, applying or enforcing either the Depomed Rights Agreement or Sections 2(b), 2(c), 2(d), or 5(d) of the Depomed Bylaws, (iv) enjoining the members of the Depomed Board from taking any improper action designed to impede, or which has the effect of impeding, our proposed combination with Depomed or our efforts to acquire control of Depomed and (v) compelling the members of the Depomed Board to redeem the Depomed Rights Agreement or to render it inapplicable to us.  The Superior Court has calendared for November 5, 2015 a hearing on a preliminary injunction motion by HPI to enjoin enforcement of the Depomed Rights Agreement and Sections 2(b), 2(c) and 2(d) of the Depomed bylaws.

Also on August 3, 2015, Depomed filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, against us.  The lawsuit is captioned Depomed, Inc. v. Horizon Pharma plc, Case Number 1:15-cv-283834. The complaint asserts a claim for violation of the California Uniform Trade Secrets Act and breach of contract in connection with our alleged use in pursuing the proposed combination with Depomed of information obtained pursuant to a confidentiality agreement entered into as part of our consideration of a business arrangement with Janssen Pharmaceuticals Inc. relating to its U.S. rights to NUCYNTA®, which are now owned by Depomed. The complaint also alleges that we made fraudulent and materially misleading statements to Depomed’s shareholders. The lawsuit seeks, among other relief, an injunction (i) to prevent us from continuing our allegedly improper and unlawful use of Depomed’s confidential and trade secret data and (ii) to prevent us from continuing to make and failing to correct our allegedly false and misleading statements in connection with the proposed combination of Depomed. The Superior Court has calendared for November 5, 2015 a hearing on a preliminary injunction motion by Depomed.

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

A variety of risks associated with operating our business and marketing our products internationally could materially adversely affect our business.*

In addition to our U.S. operations, we have operations in Ireland, Bermuda, the Grand Duchy of Luxembourg, or Luxembourg, Switzerland, Germany and in Israel (through Andromeda). Moreover, LODOTRA is currently being marketed in a limited number of countries outside the United States, and Mundipharma is in the process of obtaining pricing and reimbursement approval for, and preparing to market, LODOTRA in other European countries, as well as in certain Asian, Latin American, Middle Eastern and African countries. Also, Grünenthal S.A. is in the registration process for the commercialization of DUEXIS in Latin America. BUPHENYL is currently marketed in various territories outside the United States by third-party distributors and positive opinion of the EMA for marketing approval of RAVICTI in the EU is pending before the European Commission for a binding decision. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

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
•

in certain circumstances, including with respect to the commercialization of LODOTRA in Europe and certain Asian, Latin American, Middle Eastern and African countries, commercialization of BUPHENYL in select countries throughout Europe, the Middle East, and the Asia-Pacific region, and commercialization of DUEXIS in Latin America, increased dependence on the commercialization efforts and regulatory compliance of third-party distributors or strategic partners;

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

Our business activities outside of the United States are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K.’s Bribery Act 2010, or the U.K. Bribery Act. The FCPA and similar anti-corruption laws generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available. Furthermore, under the U.K. Bribery Act there is no exception for facilitation payments. As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the SEC and the U.S. Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd–Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls. However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.

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

Moreover, even if such requirements were met in the Vidara acquisition, the IRS may assert that the transactions contemplated in connection with the Depomed acquisition (including the formation and capitalization of Diosail Merger Corporation, our wholly-owned Delaware subsidiary, the exchange offer, the second-step merger and, possibly, a third-step merger that may be executed immediately following the second-step merger, if deemed appropriate by us, in which Depomed would be merged with and into Diosail Merger Two Corporation, our directly, wholly-owned Delaware subsidiary that has been formed solely to participate in a possible third-step merger), or the Transactions, should be integrated with the Vidara acquisition. In the event the IRS were to prevail with such assertion, we would be treated as a U.S. corporation for U.S. federal tax purposes. Because we did not consider the possibility of acquiring Depomed before February of 2015, we do not believe that the Transactions should be integrated with the Vidara acquisition. As a consequence, we do not believe that we should be treated as a U.S. corporation for U.S. federal income tax purposes as a result of the Transactions, but we cannot assure you that the IRS will agree with this position and/or would not successfully challenge our status as a foreign corporation. If such a challenge by the IRS were successful, significant adverse tax consequences would result for us.

We may be subject to Irish stamp duty in connection with the proposed Depomed acquisition.*

Irish stamp duty generally arises in connection with the transfer of shares of an Irish company or the transfer of shares in a non-Irish company in exchange for shares of an Irish company, in each case unless an exemption applies. Accordingly, the proposed exchange of shares of Depomed common stock for the issue of our parent company ordinary shares would be subject to Irish stamp duty unless exemption applies. We believe, however, that the Company may be able to obtain a confirmation from the Revenue Commissioners of Ireland that:

(a)

Irish stamp duty should not apply to a transfer of shares of Depomed common stock through the systems of the Depository Trust Company (“DTC”), where those shares of Depomed common stock are listed on NASDAQ; and

(b)

the Revenue Commissioners of Ireland will not seek to levy Irish stamp duty in connection with the transfer of shares of Depomed common stock where such duty arises solely because the issue of the Company’s ordinary shares comprises a portion of the consideration being paid in respect of such transfer because each of those transactions, taken separately (i.e., the issue of the Company’s ordinary shares and the transfer of shares of Depomed common stock), would not individually give rise to such a charge.

The Company intends to request the aforementioned written confirmation of the Revenue Commissioners of Ireland and an acknowledgement that no Irish stamp duty will apply in connection with the second-step merger by operation of law.

There is no guarantee however that the Revenue Commissioners will provide either or both of the above referenced confirmations in connection with the offer or the second-step merger. In the event that the Revenue Commissioners do not grant an applicable confirmation and Irish stamp duty applies to a transfer of a share of Depomed common stock in connection with the offer or second-step merger, such stamp duty would be chargeable at a rate of 1 percent of the market value of such share of Depomed common stock as at the date of transfer and Purchaser would be liable for paying such tax.

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

In addition, the Organization for Economic Co-operation and Development, or OECD, released its Base Erosion and Profit Shifting project final report on October 5, 2015. This report provides the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on inter-company debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction). Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions to implement these standards, including country by country reporting. As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than it is currently taxed at which may substantially increase our effective tax rate.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our executive committee comprised of our Chairman, President and Chief Executive Officer, Timothy P. Walbert; our Executive Vice President and Chief Business Officer, Robert F. Carey; our Executive Vice President and Chief Financial Officer, Paul W. Hoelscher; our Executive Vice President, Company Secretary and Managing Director, Ireland, David Kelly; our Executive Vice President and Chief Commercial Officer, John J. Kody; our Executive Vice President, Corporate Development, Barry J. Moze; our Executive Vice President, Research and Development and Chief Medical Officer, Jeffrey W. Sherman, M.D.; our Executive Vice President, General Counsel, Brian Beeler; our Executive Vice President, Strategy and Investor Relations, John B. Thomas; and our  Executive Vice President, Global Orphan Business Unit and International Operations, George Hampton. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide performance stock units and stock options and restricted stock units that vest over time. The value to employees of performance stock units, stock options and restricted stock units will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. There may be additional pressure by payors and healthcare providers to use generic drugs that contain the active ingredients found in BUPHENYL, DUEXIS, PENNSAID 2%, RAYOS/LODOTRA and VIMOVO or any other product candidates that we may develop, acquire or in-license. If we fail to successfully secure and maintain coverage and adequate reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, results of operations, financial condition and prospects. We may also experience pressure from payors concerning certain promotional approaches that we may implement such as our PME program or any other co-pay or free product programs whereby we assist qualified patients with certain out-of-pocket expenditures for our product. If we are unsuccessful with our PME program or any other co-pay initiatives or free product programs, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors. We may also experience financial pressure in the future which would make it difficult to support investment levels in access in areas such as managed care contract rebates, PME and other access tools.

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

We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using our products, reduce product utilization and adversely affect our business and results of operations. It is unclear whether and to what extent, if at all, other potential developments resulting from the ACA, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us with additional revenue to offset the annual excise tax (on certain drug product sales) enacted under the ACA, subject to limited exceptions. It is possible that the tax burden, if ours is not excepted, would adversely affect our financial performance, which in turn could cause the price of our ordinary shares to decline. The ACA, among other things, also established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.  Moreover, certain politicians, including presidential candidates, have announced plans to regulate the prices of pharmaceutical products.  The majority of our products are purchased by private payors, and we do not believe that any such legislation, if enacted, would have a material effect on us or our business, however, we cannot know what form any such legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current products and/or those for which we may receive regulatory approval in the future.

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

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or if they experience regulatory compliance issues, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.*

We have agreements with third-party contract research organizations, CROs, to conduct our clinical programs, including those required for post-marketing commitments, and we expect to continue to rely on CROs for the completion of on-going and planned clinical trials of RAVICTI. We may also have the need to enter into other such agreements in the future if we were to develop other product candidates or conduct clinical trials in additional indications for our existing products. In connection with our on-going Phase 3 study to evaluate ACTIMMUNE for the treatment of FA, we are working with the Clinical Trials Coordination Center, an academic research organization, or ARO, that is part of the Center for Human Experimental Therapeutics at the University of Rochester to conduct the FA Phase 3 study as well as collaborating with the Friedreich’s Ataxia Research Alliance, or FARA, and select investigators of FARA’s Collaborative Clinical Research Network in FA. We rely heavily on these parties for the execution of our clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We, our CROs and our ARO are required to comply with current GCP or ICH regulations. The FDA enforces these GCP or ICH regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCP or ICH regulations, the data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCP or ICH regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. We must also obtain certain third-party institutional review board, or IRB, and ethics committee, or EC, approvals in order to conduct our clinical trials.  Delays by IRBs and ECs in providing such approvals may delay our clinical trials.

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

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and have not yet achieved profitability.*

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara and Hyperion. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had net income of $15.5 million for the nine months ended September 30, 2015 and net losses of $263.6 million, $149.0 million and $87.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of September 30, 2015, we had an accumulated deficit of $705.2 million. Our losses have resulted principally from costs incurred in our development activities for our products and product candidates, commercialization activities related to our products, cash associated with our acquisition transactions and costs associated with derivative liability accounting. Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. While we anticipate that we will become profitable in the future, whether and when we achieve this will depend on the revenues we generate from the sale of our products being sufficient to cover our operating expenses, and we have not achieved profitability to date.

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

Our Swiss subsidiary, Horizon Pharma Switzerland GmbH, is subject to Swiss laws regarding over-indebtedness that require Horizon Pharma Switzerland GmbH to maintain assets in excess of its liabilities. As of September 30, 2015, Horizon Pharma Switzerland GmbH was not over-indebted. However, Horizon Pharma Switzerland GmbH has previously been over-indebted, including at December 31, 2013. We will continue to monitor and review Horizon Pharma Switzerland GmbH’s financial position and, as necessary, will address any over-indebtedness, which could require us to have cash at Horizon Pharma Switzerland GmbH in excess of its near-term operating needs and could affect our ability to have sufficient cash at our other subsidiaries to meet their near-term operating needs.

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.*

As of September 30, 2015, we had $1,141.0 million book value, or $1,274.0 million principal amount, of indebtedness, including $400.0 million in secured indebtedness. In connection with the acquisition of Hyperion, we issued $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in April 2015 and borrowed $400.0 million in principal amount of secured loans pursuant to a credit agreement we entered into in May 2015 with Citibank, N.A. as administrative and collateral agent, and the lenders from time to time party thereto, or the credit agreement, providing for (i) a five-year $400.0 million term loan facility, or the 2015 Term Loan Facility; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder, or the 2015 Senior Secured Credit Facility. In September 2015, we repaid $1.0 million in principal amount from this facility. Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

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

Our ability to utilize net operating loss carry forwards and certain other tax attributes may be limited.*

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use pre-change net operating loss carry forwards and other pre-change tax attributes to offset post-change income may be limited. In September 2014, the acquisition of Vidara triggered an “ownership change” limitation and, as a result, we will be subject to annual limits on our ability to utilize the net operating loss carry forwards of Horizon Pharma Inc. and its subsidiaries. We estimate this will result in annual limits of $89.5 million in 2015, 2016 and 2017. Furthermore, we continue to carry forward our annual limitation resulting from an ownership change date of August 2, 2012. The limitation on pre-change net operating losses incurred prior to the August 2, 2012 change date is $26.0 million, $19.6 million and $14.6 million in 2015, 2016 and 2017 respectively. During the second quarter, we also recognized additional net operating losses and federal tax credits as a result of the Hyperion acquisition on May 7, 2015 in the amount of $32.4 million of net operating losses and $26.5 million of federal tax credits. We continue to carryforward the annual limitation related to Hyperion of $50.0 million resulting from the last ownership change date in 2014. However, we expect that the annual limitation will be increased as a result of the Hyperion acquisition and the fair value of Hyperion. The net operating loss carry forward limitation is cumulative such that any use of the carry forwards below the limitations in one year will result in a corresponding increase in the limitations for the subsequent tax year.

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

At September 30, 2015, we had $684.3 million of cash and cash equivalents consisting of cash, money market funds and short-term bank time deposits. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2015, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

On February 15, 2012, we received a Paragraph IV Patent Certification from Par Pharmaceutical, Inc., or Par,  advising that Par had filed an ANDA with the FDA for a generic version of DUEXIS, containing 800 mg of ibuprofen and 26.6 mg of famotidine. In March 2012, we filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Par for filing an ANDA against DUEXIS and seeking an injunction to prevent the approval of Par’s ANDA and/or prevent Par from selling a generic version of DUEXIS. In January 2013, we filed a second suit against Par in the United States District Court for the District of Delaware claiming patent infringement of additional patents that have been issued for DUEXIS and seeking an injunction to prevent the approval of Par’s ANDA and/or prevent Par from selling a generic version of DUEXIS.

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

Under the Par license agreement, the generic entry date is January 1, 2023; however, Par may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of potential future third-party DUEXIS patent litigation, the entry of other third-party generic versions of DUEXIS or certain specific changes in DUEXIS market conditions. Only in the event that Par enters the DUEXIS market due to the specified changes in DUEXIS market conditions will the License become royalty-bearing, with the royalty obligations ceasing upon the occurrence of one of the other events that would have allowed Par to enter the DUEXIS market.

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

On July 15, 2013, we received a Paragraph IV Patent Certification from Actavis advising that Actavis had filed an ANDA with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. On August 26, 2013, we, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Actavis, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc. seeking an injunction to prevent the approval of the ANDA.

On October 1, 2015,  we, as well as Jagotec, entered into a License and Settlement Agreement, or the Actavis Settlement Agreement, with Actavis relating to the our and Jagotec’s on-going patent infringement litigation. In accordance with legal requirements, we, Jagotec and Actavis have agreed to submit the Actavis Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. The parties have agreed to file stipulations of dismissal with the court regarding the litigation. The Actavis Settlement Agreement provides for a full settlement and release by each party of all claims that relate to the litigation or under the patents with respect to Actavis’ generic version of RAYOS tablets.

Under the Actavis Settlement Agreement, we and Jagotec granted Actavis a non-exclusive license to manufacture and commercialize Actavis’ generic version of RAYOS tablets in the United States after the Generic Entry Date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Actavis’ generic version of RAYOS tablets during certain limited periods prior to the Generic Entry Date.  We and Jagotec also agreed that during the 180 days after the Generic Entry Date, the license granted to Actavis would be exclusive with respect to any third-party generic version of RAYOS tablets.

Under the Actavis Settlement Agreement, the Generic Entry Date is December 23, 2022; however, Actavis may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of any other third-party RAYOS patent litigation, the entry of other generic versions of RAYOS tablets or certain substantial reductions in RAYOS prescriptions over specified periods of time.

We and Jagotec also agreed not to sue or assert any claim against Actavis for infringement of any patent or patent application owned or controlled by us or Jagotec during the term of the Actavis Settlement Agreement based on Actavis’ generic version of RAYOS tablets in the United States.  In turn, Actavis agreed not to challenge the validity or enforceability of the licensed patents.

If we or Jagotec enter into any similar agreements with other parties with respect to generic versions of RAYOS tablets, we and Jagotec agreed to amend the Actavis Settlement Agreement to provide Actavis with terms that are no less favorable than those provided to the other parties with respect to the license terms, Generic Entry Date, permitted pre-market activities and notice provisions.

On November 13, 2014, we received a Paragraph IV Patent Certification from Actavis FL advising that Actavis FL had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Actavis FL has not advised us as to the timing or status of the FDA’s review of its filing. On December 23, 2014, we filed suit in the United States District Court for the District of New Jersey against Actavis seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Actavis has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Actavis’ ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Actavis action.

On June 30, 2015, we filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, we filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,101,591.  And on September 17, 2015, we filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.  These three cases have since been consolidated with the case filed against Actavis on December 23, 2014.

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

Under the Perrigo settlement agreement, the license effective date is January 10, 2029; however, Perrigo may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in our PENNSAID 2% shipments over specified periods of time.

Under the Perrigo settlement agreement, we also agreed not to sue or assert any claim against Perrigo for infringement of any patent or patent application owned or controlled by us during the term of the Perrigo settlement agreement based on the manufacture, use, sale, offer for sale, or importation of Perrigo’s generic version of PENNSAID 2% in the United States.

In certain circumstances following the entry of other third-party generic versions of PENNSAID 2%, we may be required to supply Perrigo PENNSAID 2% as our authorized distributor of generic PENNSAID 2%, with us receiving specified percentages of any net sales by Perrigo. We also agreed that if we enter into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, we will amend the Perrigo settlement agreement to provide Perrigo with terms that are no less favorable than those provided to the other parties.

Currently, patent litigation is pending in the United States District Court for the District of New Jersey against four generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s; (ii) Lupin; (iii) Mylan; and (iv) Actavis. Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen, was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. We understand that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen VIMOVO patents, which are still the subject of patent litigations. As part of our acquisition of the U.S. rights to VIMOVO, we have taken over and are responsible for the patent litigations that include the Pozen patents licensed to us under the Pozen license agreement.

The VIMOVO cases were filed on April 21, 2011, July 25, 2011, October 28, 2011, January 4, 2013, May 10, 2013, June 28, 2013, October 23, 2013 and May 13, 2015 and collectively include allegations of infringement of U.S. Patent Nos. 6,926,907, 8,557,285, 8,852,636 and 8,858,996. On June 18, 2015, we amended the complaints to add a charge of infringement of U.S. Patent No. 8,865,190.

The cases asserting U.S. Patent Nos. 8,557,285 and 6,926,907 have been consolidated for discovery.  The court has issued a claims construction order for these cases and has set a pretrial schedule, but has not yet set a trial date.

The cases asserting U.S. Patent Nos. 8,852,636, 8,858,996, and 8,865,190 have not been consolidated for discovery.  The court has not issued a claims construction order or set a pretrial schedule.

We understand the cases arise from Paragraph IV notice letters providing notice of the filing of ANDAs with the FDA seeking regulatory approval to market generic versions of VIMOVO before the expiration of the patents-in-suit. We understand the Dr. Reddy’s notice letters were dated March 11, 2011, November 20, 2012 and April 20, 2015; the Lupin notice letters were dated June 10, 2011 and March 12, 2014; the Mylan notice letters were dated May 16, 2013 and February 9, 2015; the Actavis notice letters were dated March 29, 2013, November 5, 2013 and October 9, 2015; and the Anchen notice letter was dated September 16, 2011. The court has issued a claims construction order and has set a pretrial schedule but has not yet set a trial date.

On February 24, 2015, Dr. Reddy’s Laboratories, Inc. filed a Petition for IPR of U.S. Patent No. 8,557,285, one of the patents in litigation in the above referenced VIMOVO cases. On October 9, 2015, Dr. Reddy’s Laboratories, Inc.’s petition for inter partes review of U.S. Patent No. 8,557,285 was denied by the United States Patent and Trademark Office.

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

On August 7, 2015, the Coalition for Affordable Drugs VII LLC filed another Petition for IPR of U.S. Patent No. 8,852,636, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On August 12, 2015, the Coalition for Affordable Drugs VII LLC filed another Petition for IPR of U.S. Patent No. 8,945,621, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not the IPR will be instituted.

On August 19, 2015, Lupin filed Petitions for IPR of U.S. Patent Nos. 8,858,996, 8,852,636, and 8,865,190, all patents in litigation in the above referenced VIMOVO cases. The  Patent Trial and Appeal Board has not yet issued decisions with regard to whether or not IPRs will be instituted.

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

On September 9, 2015, the Horizon Subsidiaries entered into a settlement and license agreement, or the Taro Settlement Agreement, with Taro relating to our on-going patent infringement litigation. In accordance with legal requirements, the Horizon Subsidiaries and Taro have agreed to submit the Taro Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. The Horizon Subsidiaries and Taro have also agreed to file stipulations of dismissal with the courts regarding the litigation. The Taro Settlement Agreement provides for a full settlement and release by both us and Taro of all claims that were or could have been asserted in the Litigation and that arise out of the issues that were subject of the litigation or Taro’s generic version of PENNSAID 2%.

Under the Taro Settlement Agreement, the Horizon Subsidiaries granted Taro a non-exclusive license to manufacture and commercialize Taro’s generic version of PENNSAID 2% in the United States after the license effective date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Taro’s generic version of PENNSAID 2% during certain limited periods prior to the license effective date.

Under the Taro Settlement agreement, the license effective date is January 10, 2029; however, Taro may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in the our PENNSAID 2% shipments over specified periods of time.

Under the Taro Settlement Agreement, the Horizon Subsidiaries also agreed not to sue or assert any claim against Taro for infringement of any patent or patent application owned or controlled by us during the term of the Taro Settlement Agreement based on the manufacture, use, sale, offer for sale, or importation of Taro’s generic version of PENNSAID 2% in the United States.

The Horizon Subsidiaries also agreed that if we enter into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, we will amend the Taro Settlement Agreement to provide Taro with terms that are no less favorable than those provided to the other parties.

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

On June 30, 2015, we filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, we filed an amended complaint in the United States District Court for the District of New Jersey against Lupin that added U.S. Patent No. 9,101,591 to the litigation with respect to U.S. Patent No. 9,066,913.  On September 17, 2015, we filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.

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

On June 30, 2015, we filed suit in the United States District Court for the District of New Jersey against IGI for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, we filed suit in the United States District Court for the District of New Jersey against IGI for patent infringement of U.S. Patent No. 9,101,591.  On September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against IGI for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.

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

On June 30, 2015, we filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent No. 9,066,913.  On August 11, 2015, we filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent No. 9,101,591.  On September 17, 2015, we filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent No. 9,132,110.  All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.

On March 17, 2014, Hyperion received notice from Par that it had filed an ANDA with the FDA seeking approval for a generic version of our product RAVICTI. The ANDA contained a Paragraph IV Patent Certification alleging that two of the patents covering RAVICTI, U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032, and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Par did not challenge the validity, enforceability, or infringement of the primary composition of matter patent for RAVICTI, U.S. Patent No. 5,968,979 titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkenoic acid useful in treatment of various disorders,” which would have expired on February 7, 2015, but as to which Hyperion has been granted an interim term of extension until February 7, 2016. Hyperion filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Par on April 23, 2014 seeking an injunction to prevent the approval of Par’s ANDA and/or to prevent Par from selling a generic version of RAVICTI, and we have taken over and are responsible for this patent litigation. On September 15, 2015, we received notice from Par that it had filed a Paragraph IV Patent Certification alleging that U.S. Patent No. 9,095,559 is invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted.

On April 29, 2015, Par filed petitions for IPR of the ’215 patent and the ’012 patent. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether or not IPRs will be instituted.

We received from Lupin Limited a Paragraph IV Patent Certification dated September 4, 2015 against Orange Book listed U.S. Patent Nos. 8,404,215 and 8,642,012 advising that Lupin had filed an ANDA with the FDA for a generic version of RAVICTI.  Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing. On October 19, 2015, we filed suit in the United States District Court for the District of New Jersey against Lupin seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Lupin has infringed U.S. Patent Nos. 8,404,215, 8,642,012, and 9,095,559 by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Lupin’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Lupin action.

We intend to vigorously defend our intellectual property rights relating to DUEXIS, VIMOVO, ACTIMMUNE, PENNSAID 2%, RAYOS and RAVICTI, but we cannot predict the outcome of the Dr. Reddy’s cases, the Lupin cases, the Mylan cases, or the Actavis cases related to VIMOVO, the Watson matter, and the Lupin matter related to PENNSAID 2%, or the Par Pharmaceutical matter related to RAVICTI. Any adverse outcome in these matters or any new generic challenges that may arise could result in one or more generic versions of DUEXIS, VIMOVO, ACTIMMUNE, PENNSAID 2%, RAYOS or RAVICTI being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of DUEXIS, VIMOVO, ACTIMMUNE, PENNSAID 2%, RAYOS and/or RAVICTI, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold with respect to DUEXIS, VIMOVO, ACTIMMUNE, RAYOS/LODOTRA, PENNSAID 2% or RAVICTI fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop them and threaten our ability to commercialize our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable or will go unthreatened by third parties. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to our products or any other product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third-party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

There are numerous post grant review proceedings available at the U.S. PTO (including IPR, post-grant review and ex-parte reexamination) and similar proceedings in other countries of the world that could be initiated by a third-party that could potentially negatively impact our issued patents.

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

•	our failure to successfully execute our commercialization strategy with respect to our approved products, particularly our commercialization of our products in the United States;
•	actions or announcements by third-party or government payors with respect to coverage and reimbursement of our products;
•

disputes or other developments relating to intellectual property and other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products and product candidates;

•	unanticipated serious safety concerns related to the use of our products;
•	adverse regulatory decisions;
•	changes in laws or regulations applicable to our business, products or product candidates, including but not limited to clinical trial requirements for approvals or tax laws;
•	inability to comply with our debt covenants and to make payments as they become due;
•	inability to obtain adequate commercial supply for any approved product or inability to do so at acceptable prices;
•	developments concerning our commercial partners, including but not limited to those with our sources of manufacturing supply;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse results or delays in clinical trials;

•	our failure to successfully develop, acquire, and/or in-license additional product candidates or obtain approvals for additional indications for our existing product candidates;
•	introduction of new products or services offered by us or our competitors;
•	our inability to effectively manage our growth;
•	overall performance of the equity markets and general political and economic conditions;
•	failure to meet or exceed revenue and financial projections that we may provide to the public;
•	actual or anticipated variations in quarterly operating results;
•	failure to meet or exceed the estimates and projections of the investment community;
•	inaccurate or significant adverse media coverage;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	our inability to successfully enter new markets;
•	the termination of a collaboration or the inability to establish additional collaborations;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our inability to maintain an adequate rate of growth;
•	ineffectiveness of our internal controls or our inability to otherwise comply with financial reporting requirements;
•	adverse U.S. and foreign tax exposure;
•	additions or departures of key management, commercial or regulatory personnel;
•	issuances of debt or equity securities;
•	significant lawsuits, including patent or shareholder litigation;
•	changes in the market valuations of similar companies to us;
•	sales of our ordinary shares by us or our shareholders in the future;
•	trading volume of our ordinary shares;
•	effects of natural or man-made catastrophic events or other business interruptions; and
•	other events or factors, many of which are beyond our control.

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

In addition, any conversion or exchange of our Exchangeable Senior Notes, whether pursuant to their terms or pursuant to privately negotiated transactions between the issuer and/or us and a holder of such securities, could depress the market price for our ordinary shares. In the fourth quarter of 2014 and the first and second quarters of 2015, we entered into separate, privately-negotiated conversion agreements with certain holders of our 5.00% Convertible Senior Notes due 2018, or the Convertible Senior Notes. Under the 2015 conversion agreements, the holders agreed to convert an aggregate principal amount of $89.0 million of Convertible Senior Notes held by them and we agreed to settle such conversions by issuing 16,594,793 ordinary shares. In addition, pursuant to the conversion agreements, we made an aggregate cash payment of $16.7 million to the holders for additional exchange consideration and $1.7 million of accrued and unpaid interest, and recognized a non-cash charge of $11.7 million related to the extinguishment of debt as a result of the note conversions. As of September 30, 2015, there were no Convertible Senior Notes remaining outstanding. We may enter into similar agreements with respect to the Exchangeable Senior Notes from time to time.

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

Provisions of our articles of association could delay or prevent a takeover of us by a third-party.*

Our articles of association could delay, defer or prevent a third-party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our ordinary shares. For example, our articles of association:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We completed the following issuances of unregistered securities during the three months ended September 30, 2015:

•

In July 2015, we issued an aggregate of 11,571 ordinary shares to OTA LLC upon the cash exercise of warrants and we received proceeds of $52,879 representing the aggregate exercise price of such warrants.

•

In July 2015, we issued an aggregate of 625,000 ordinary shares to Heights Capital Management upon the cash exercise of warrants and we received proceeds of $2,856,250 representing the aggregate exercise price of such warrants.

•

In July 2015, we issued an aggregate of 113,500 ordinary shares to OTA LLC upon the cash exercise of warrants and we received proceeds of $518,695 representing the aggregate exercise price of such warrants.

•	In July 2015, we issued an aggregate of 15,306 ordinary shares to Capital Ventures International upon the cashless exercise of a warrant to purchase an aggregate of 17,259 ordinary shares.
•

In August 2015, we issued an aggregate of 100 ordinary shares to Iron Horse Capital upon the cash exercise of warrants and we received proceeds of $457 representing the aggregate exercise price of such warrants.

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

4.6(6)	Form of Warrant issued by Horizon Pharma, Inc. in Public Offering of Units.

4.10(7)	Indenture, dated as of March 13, 2015, by and between Horizon Pharma Investment Limited, Horizon Pharma Public Limited Company and U.S. Bank National Association.

4.11(7)	Form of 2.50% Exchangeable Senior Note due 2022 (included in Exhibit 4.10).

4.12(9)	Indenture, dated as of April 29, 2015, by and between Horizon Pharma Financing Inc. and U.S. Bank National Association.

4.13(9)	Form of 6.625% Senior Note due 2023 (included in Exhibit 4.12).

4.14(10)	First Supplemental Indenture, dated May 7, 2015, by and among Horizon Pharma Public Limited Company, certain subsidiaries of Horizon Pharma Public Limited Company and U.S. Bank National Association.

10.1+	Horizon Pharma Public Limited Company Director Share Clog Program Trust Deed and Form of Clog Letter.

10.2+	Executive Employment Agreement, dated as of August 6, 2015, by and between Horizon Pharma Inc., Horizon Pharma USA, Inc. and George P. Hampton.

10.3**

Confidential Settlement and License Agreement, dated September 9, 2015, by and among Horizon Pharma Ireland Limited, HZNP Limited, Horizon Pharma USA, Inc., Taro Pharmaceuticals USA, Inc. and Taro Pharmaceuticals Industries, Ltd.

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