Form 10-K
period 2015-12-31
Horizon Pharma plc
filed 2016-02-29
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting ordinary shares held by non-affiliates of the registrant, based upon the $34.74 per share closing sale price of the registrant’s ordinary shares on June 30, 2015 (the last business day of the registrant’s most recently completed second quarter), was approximately $4.7 billion. Solely for purposes of this calculation, the registrant’s directors and executive officers and holders of 10% or more of the registrant’s outstanding ordinary shares have been assumed to be affiliates and an aggregate of 21,858,502 shares of the registrant’s voting ordinary shares held by such persons on June 30, 2015 are not included in this calculation.

As of February 23, 2016, the registrant had outstanding 159,884,455 ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON PHARMA PLC

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2015

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” — that is, statements related to future, not past, events — as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to successfully execute our sales and marketing strategy, including continuing to successfully recruit and retain sales and marketing personnel and to successfully build the market for our medicines; whether we will be able to realize the expected benefits of strategic transactions, such as our acquisitions of Hyperion Therapeutics Inc. and Crealta Holdings LLC, including whether and when such transactions will be accretive to our net income; the rate and degree of market acceptance of, and our ability and our distribution and marketing partners’ ability to obtain coverage and adequate reimbursement and pricing for, any approved medicines from government and third-party payors and risks relating to the success of our patient access programs; our ability to maintain regulatory approvals for our medicines; our ability to conduct clinical development and obtain regulatory approvals for our medicine candidates, including potential delays in initiating and completing studies and filing for and obtaining regulatory approvals and whether data from clinical studies will support regulatory approval; our need for and ability to obtain additional financing; the accuracy of our estimates regarding expenses, future revenues and profitability; our ability to successfully execute our strategy to develop or acquire additional medicines or companies, including disruption from any future acquisition, making it more difficult to conduct business as usual or maintain relationships with our customers, employees or suppliers, and the possibility that the potential  benefits of any acquisition will not be achieved as rapidly or to the extent expected; our ability to manage our anticipated future growth; the ability of our medicines to compete with generic medicines, especially those representing the active pharmaceutical ingredients in our medicines as well as new medicines that may be developed by our competitors; our ability and our distribution and marketing partners’ ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our medicines and medicine candidates; the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control; our ability to obtain and maintain intellectual property protection for our medicines; our ability to defend our intellectual property rights with respect to our medicines; our ability to operate our business without infringing the intellectual property rights of others; the loss of key commercial or management personnel; regulatory developments in the United States and other countries, including potential changes in healthcare laws and regulations; and other risks detailed below in Part I — Item 1A. “Risk Factors.”

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 1. Business

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Horizon Pharma plc and its consolidated subsidiaries, including its predecessor Horizon Pharma, Inc., or HPI. All references to “Vidara” are references to Horizon Pharma plc (formerly known as Vidara Therapeutics International Public Limited Company) and its consolidated subsidiaries prior to the effective time of the merger of the businesses of HPI and Vidara on September 19, 2014, or the Vidara Merger. The disclosures in this report relating to the pre-Vidara Merger business of Horizon Pharma plc, unless noted as being the business of Vidara prior to the Vidara Merger, pertain to the business of HPI prior to the Vidara Merger.

Overview

We are a biopharmaceutical company focused on improving patients’ lives by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. We market nine medicines through our orphan, primary care and rheumatology business units. Our marketed medicines are ACTIMMUNE® (interferon gamma-1b), BUPHENYL® (sodium phenylbutyrate) Tablets and Powder, DUEXIS® (ibuprofen/famotidine), KRYSTEXXA® (pegloticase), MIGERGOT® (ergotamine tartrate and caffeine suppositories), PENNSAID® (diclofenac sodium topical solution) 2% w/w, or PENNSAID 2%, RAVICTI® (glycerol phenylbutyrate) Oral Liquid, RAYOS® (prednisone) delayed-release tablets and VIMOVO® (naproxen/esomeprazole magnesium). We developed DUEXIS and RAYOS, known as LODOTRA® outside the United States, acquired the U.S. rights to VIMOVO from AstraZeneca AB, or AstraZeneca, in November 2013, acquired certain rights to ACTIMMUNE as a result of the Vidara Merger in September 2014, acquired the U.S. rights to PENNSAID 2% from Nuvo Research Inc., or Nuvo, in October 2014, acquired RAVICTI and BUPHENYL, known as AMMONAPS® in Europe, as a result of our acquisition of Hyperion Therapeutics Inc., or Hyperion, in May 2015, and acquired KRYSTEXXA and MIGERGOT as a result of our acquisition of Crealta Holdings LLC, or Crealta, in January 2016.

Our Strategy

Our strategy is to use the commercial strength and infrastructure we have established in creating a global biopharmaceutical company to continue the successful commercialization of our existing medicine portfolio while also expanding and leveraging these capabilities by identifying, developing, acquiring and commercializing additional differentiated and accessible medicines that address unmet medical needs.

We are building a sustainable biopharmaceutical company by helping patients access and afford their medicines and by investing in the further development of medicines to address the individual health challenges faced by patients with rare or underserved diseases. Our growing business is driven by a successful commercial model that focuses on differentiated, long-life medicines and patient access and is diversified across three business units: orphan, primary care and rheumatology and a disciplined business development strategy. Our key areas of focus are:

-

Revenue diversification – We have successfully diversified our portfolio of medicines from two in 2013 to nine in January 2016. Our intent is to continue to generate organic growth, broaden our medicine portfolio to ensure net revenues are not dominated by any one medicine and increase the proportion of net revenues derived from our orphan medicines.

-

Clinical development – We work diligently to unlock the full therapeutic potential of our medicines by working closely with regulatory agencies, premier academic centers with established study consortiums, healthcare professionals and patient groups to facilitate our clinical development program and generate data for possible new indications that may help more patients in need. We have a robust clinical development pipeline and nine separate clinical programs underway for ACTIMMUNE, RAVICTI, RAYOS and KRYSTEXXA.

-

Business development – Our success and rapid transformation have led to an evolution in our business development strategy. While we remain focused on acquiring clinically differentiated assets and executing transactions that are accretive and net present value positive, we have expanded our criteria to potentially include late-stage development assets. We continue to prioritize orphan medicines.

-	Global expansion – We continue to seek opportunities for our medicines outside of the United States, specifically in Europe, and are focused on capitalizing on current and future regulatory approvals.

Our Company

We are a public limited company formed under the laws of Ireland. Our predecessor, HPI, was originally incorporated in Delaware in March 2010 and Vidara was originally incorporated in Ireland in December 2011. We operate through a number of international and U.S. subsidiaries with principal business purposes to hold intellectual property assets, perform research and development or manufacturing operations, serve as distributors of our medicines, or provide us with services and financial support.

Our principal executive offices are located at Connaught House, 1st Floor, 1 Burlington Road, Dublin 4, D04 C5Y6, Ireland and our telephone number is +011 353 1 772 2100. Our website address is www.horizonpharma.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

Vidara Merger and Hyperion Acquisition

The Vidara Merger occurred on September 19, 2014 and was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with HPI treated as the acquiring company for accounting purposes. As part of the Vidara Merger, a wholly-owned subsidiary of Vidara merged with and into HPI, with HPI surviving the Vidara Merger as a wholly-owned subsidiary of Vidara. Prior to the Vidara Merger, Vidara changed its name to Horizon Pharma plc. Upon the consummation of the Vidara Merger, the historical financial statements of HPI became our historical financial statements. Accordingly, the historical financial statements of HPI are included in the comparative prior periods.

On May 7, 2015, we completed the acquisition of Hyperion in which we acquired all of the issued and outstanding shares of Hyperion’s common stock for $46.00 per share in cash or approximately $1.1 billion on a fully-diluted basis. Following the completion of the acquisition, Hyperion became our wholly-owned subsidiary and was renamed as Horizon Therapeutics, Inc. The consolidated financial statements presented herein include the results of operations of the acquired business from the date of acquisition.

Our Medicines

We believe our medicines address unmet therapeutic needs in orphan diseases, arthritis, pain and /or inflammatory diseases and provide significant advantages over existing therapies.

Our current marketed medicine portfolio consists of the following:

Medicine	Disease	Marketing Rights

ORPHAN BUSINESS UNIT MEDICINES:

ACTIMMUNE	Chronic granulomatous disease and severe, malignant osteopetrosis	United States and selected foreign countries

RAVICTI	Urea cycle disorders	Worldwide (1)

BUPHENYL/AMMONAPS	Urea cycle disorders	Worldwide (2)

PRIMARY CARE BUSINESS UNIT MEDICINES:

DUEXIS	Signs and symptoms of osteoarthritis and rheumatoid arthritis	Worldwide (3)

VIMOVO	Signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis	United States

PENNSAID 2%	Pain of osteoarthritis of the knee(s)	United States

MIGERGOT	Vascular headache	United States

RHEUMATOLOGY BUSINESS UNIT MEDICINES:

RAYOS/LODOTRA	Rheumatoid arthritis, polymyalgia rheumatic, systemic lupus erythematosus and multiple other indications	Worldwide (4)

KRYSTEXXA	Chronic refractory gout	Worldwide

(1)	RAVICTI distribution rights in the Middle East and North Africa have been licensed to Swedish Orphan Biovitrum AB, or SOBI.
(2)	BUPHENYL/AMMONAPS distribution rights in Europe, certain Asian, Latin American, Middle Eastern, North African and other countries have been licensed to SOBI.
(3)	DUEXIS rights in Latin America have been licensed to Grünenthal S.A., or Grünenthal.
(4)

RAYOS/LODOTRA distribution rights in Europe, Australia, certain Asian, Latin American, Middle Eastern, African, and other countries have been licensed to Mundipharma International Corporation Limited, or Mundipharma.

ORPHAN BUSINESS UNIT

Market

Chronic Granulomatous Disease

Chronic granulomatous disease, or CGD, is a genetic disorder of the immune system. It is described as a primary immunodeficiency disorder, which means it is not caused by another disease or disorder. In people who have CGD, a type of white blood cell, called a phagocyte, is defective. These defective phagocytes cannot generate superoxide, leading to an inability to kill harmful microorganisms such as bacteria and fungi. As a result, the immune system is weakened. People with CGD are more likely to have certain problems such as recurrent severe bacterial and fungal infections and chronic inflammatory conditions. These patients are prone to developing masses called granulomas, which can occur repeatedly in organs throughout the body and cause a variety of problems. CGD is considered to be a condition that patients can live with and manage. Studies suggest overall survival has improved over the last decade with more patients living well into adulthood. Approximately 1 out of every 100,000 to 200,000 babies in the United States is born with CGD.

Severe, Malignant Osteopetrosis

Severe, malignant osteopetrosis, or SMO, is a form of osteopetrosis and is sometimes referred to as marble bone disease or malignant infantile osteopetrosis because it occurs in very young children. While exact numbers are not known, it has been estimated that 1 out of 250,000 children is born with SMO. During normal bone development, existing bone material is constantly being replaced by new bone. Cells called osteoblasts cause new bone formation while other cells called osteoclasts remove old bone through a process called resorption. In people with osteopetrosis, this balance is not maintained because their osteoclasts do not function properly. As a result, resorption of old bone material decreases while the formation of new bone continues. This leads to an abnormal increase in bone mass, which can make the bones more brittle. Because abnormal bone development affects many different systems in the body, osteopetrosis may cause problems such as blood disorders, decreased ability to fight infection, bone fractures, problems with vision and hearing, and abnormal appearance of the face and head.

Urea Cycle Disorders

Urea cycle disorders, or UCDs, are inherited metabolic diseases caused by a deficiency of one of the enzymes or transporters that constitute the urea cycle. The urea cycle involves a series of biochemical steps in which ammonia, a potent neurotoxin, is converted to urea, which is excreted in the urine. UCD patients may experience episodes where they get symptoms from the ammonia in their blood being excessively high – called hyperammonemic crises – which may result in irreversible brain damage, coma or death. UCD symptoms may first occur at any age depending on the severity of the disorder, with more severe defects presenting earlier in life.

Our Solutions

ACTIMMUNE

ACTIMMUNE is a biologically manufactured protein called interferon gamma-1b that is similar to a protein the human body makes naturally. In the body, interferon gamma is produced by cells of the immune system and helps to prevent infection in patients with CGD and enhances osteoclast function in patients with SMO. ACTIMMUNE is approved by the U.S. Food and Drug Administration, or FDA, to reduce the frequency and severity of serious infections associated with CGD and for delaying time to disease progression in patients with SMO. The precise way that ACTIMMUNE works to help prevent infection in patients with CGD and slow the worsening of SMO is not fully understood, but ACTIMMUNE is believed to work by modifying the cellular function of various cells, including those in the immune system and those that help form bones.

Efficacy in CGD

The International Chronic Granulomatous Disease Cooperative Study Group conducted a controlled clinical trial in 128 patients (ages ranging from 1 to 44 years old) at 13 medical centers across 4 countries. The purpose of this clinical trial was to evaluate the safety and efficacy of ACTIMMUNE in reducing the frequency and severity of serious infections in patients with CGD. Patients enrolled in the trial were randomly selected to receive either ACTIMMUNE or placebo in addition to antibiotics. The number and timing of serious infections were tracked in all patients for up to 1 year. Investigators concluded that ACTIMMUNE is an effective and safe therapy for patients with CGD, because the therapy statistically reduced the frequency of serious infections.

Efficacy in SMO

In a controlled clinical trial, 16 patients were randomized to receive either ACTIMMUNE with calcitriol or calcitriol alone. The age of patients ranged from 1 month to 8 years; with a mean age of 1.5 years. The median time to progression in the ACTIMMUNE plus calcitriol arm was 165 days versus a median of 65 days in the calcitriol only arm. In a separate analysis that combined data from a second trial, 19 of 24 patients on ACTIMMUNE therapy (with or without calcitriol) for at least 6 months had reduced trabecular bone volume compared to baseline.

Commercial Status

ACTIMMUNE is the only drug currently approved by the FDA for the treatment for CGD and SMO. Our licenses allow us to market and sell ACTIMMUNE in the United States, Canada and Japan. We currently commercialize ACTIMMUNE in the United States and also supply ACTIMMUNE to patients in Canada, if so requested by way of a prescription from their treating physicians, through Health Canada’s Special Access Program, which provides access to non-marketed drugs in Canada for practitioners treating patients with serious or life-threatening conditions when conventional therapies have failed, are unsuitable or are unavailable. We have not otherwise registered or sold ACTIMMUNE in any other territories for which we currently hold commercial rights.

Potential for ACTIMMUNE in Friedreich’s ataxia

Friedreich’s ataxia, or FA, is a debilitating, life-shortening and degenerative neuro-muscular disorder that affects approximately 3,700 people in the United States. Onset of symptoms can vary from five years old to adulthood, with the childhood onset tending to be associated with a more rapid progression. A progressive loss of coordination and muscle strength leads to motor incapacitation and often the full-time use of a wheelchair. Most young people diagnosed with FA require mobility aids such as a cane, walker or wheelchair by their teens or early twenties. There are currently no approved treatments for FA.

In October 2014, we announced and presented data from the Phase 2 open-label study of ACTIMMUNE treatment in children with FA. The results showed ACTIMMUNE was well tolerated with no serious adverse events, and two subjects reporting severe events and subsequent dose reductions. The safety findings generally reflected the label safety profile for ACTIMMUNE. Changes in frataxin protein levels, the primary study endpoint, were statistically significant in red blood cells, white blood cells and platelets. Mean improvement in the modified Friedreich’s Ataxia Rating Scale, or mFARS, was statistically significant. The mFARS score is used to measure neurological signs associated with FA, with higher scores reflecting a greater level of disability.

In June 2015, we initiated the Phase 3 Safety, Tolerability and Efficacy of ACTIMMUNE Dose Escalation in Friedreich's Ataxia Study, or STEADFAST, of ACTIMMUNE for the treatment of people with FA. This Phase 3 trial (NCT02415127) is a randomized, multi-center, double-blind, placebo-controlled study with patients randomized 1:1 to receive subcutaneous doses of either ACTIMMUNE or placebo three times a week for a total of 26 weeks. Approximately 90 patients will be enrolled at four sites in the United States. The primary endpoint will measure the change in neurological outcome and evaluate the effect of ACTIMMUNE versus placebo as measured by the mFARS score focused on objective neurologic measures such as upper and lower extremity coordination change from baseline. In addition to safety and efficacy, the STEADFAST trial will evaluate the pharmacokinetic characteristics of ACTIMMUNE in people with FA. We expect to complete enrollment in the second quarter of 2016, with top-line data anticipated to become available by the end of 2016. Assuming positive data from the trial, we would plan to submit a supplemental biologics license application in the first quarter of 2017, and given the fast-track designation of ACTIMMUNE for this potential indication, we would request priority review, which, if awarded, would allow us to potentially receive a decision from the FDA within six months of the submission, in the third quarter of 2017.

RAVICTI

RAVICTI is indicated for use as a nitrogen-binding agent for chronic management of adult and pediatric patients 2 years of age and older (2 months of age and older in Europe) with UCDs that cannot be managed by dietary protein restriction and/or amino acid supplementation alone. RAVICTI must be used with dietary protein restriction and, in some cases, dietary supplements (e.g., essential amino acids, arginine, citrulline, or protein-free calorie supplements).

Efficacy in the Treatment of UCDs in Adult Patients

A randomized, double-blind, active-controlled, crossover, noninferiority study compared RAVICTI to sodium phenylbutyrate by evaluating venous ammonia levels in patients with UCDs that had been on sodium phenylbutyrate prior to enrollment for control of their UCD. Patients adhered to a low-protein diet and received amino acid supplements throughout the study. After two weeks of dosing, by which time patients had reached a steady state on each treatment, all patients had 24 hours of ammonia measurements.

Another study was conducted to assess monthly ammonia control and hyperammonemic crisis over a 12-month period. A total of 51 adults were in the study and all but six had been converted from sodium phenylbutyrate to RAVICTI. Venous ammonia levels were monitored monthly. Of 51 adult patients participating in the 12-month, open-label treatment with RAVICTI, seven patients (14 percent) reported a total of 10 hyperammonemic crises.

The efficacy of RAVICTI in pediatric patients two to 17 years of age was evaluated in two fixed-sequence, open-label, sodium phenylbutyrate to RAVICTI switchover studies, seven and 10 days in duration. These studies compared blood ammonia levels of patients on RAVICTI to venous ammonia levels of patients on sodium phenylbutyrate in 26 pediatric UCD patients. Twenty-four hour blood ammonia levels of UCD patients six to 17 years of age (Study 3) and patients two to five years of age (Study 4) were similar between treatments but trended higher with sodium phenylbutyrate.

Long-term (12-month), uncontrolled, open-label studies were conducted to assess monthly ammonia control and hyperammonemic crisis over a 12-month period. Of the 26 pediatric patients six to 17 years of age participating in these two trials, five patients (19 percent) reported a total of five hyperammonemic crises.

Commercial Status

RAVICTI was approved for marketing in the United States in 2013.

On November 30, 2015, we announced the European Commission, or EC, has adopted a binding decision to approve RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric patients two months of age and older with six subtypes of UCDs. This decision follows the Positive Opinion previously adopted on September 24, 2015 by the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA. The approval authorizes us to market RAVICTI in all 28 Member States of the European Union, or EU, and the centralized marketing authorization will form the basis for recognition by the Member States of the European Economic Area, or EEA, namely Norway, Iceland and Liechtenstein, for the medicine to be placed on the market.

We have worldwide rights to market and distribute RAVICTI. In relation to marketing and distribution rights in the Middle East and North Africa region, we have entered into a distribution agreement with SOBI until 2018. We market and sell RAVICTI in the United States and plan to determine the marketing and sales distribution model for Europe in 2016.

We are in the process of seeking approval for label expansions for RAVICTI, with assessments in progress studying the use of RAVICTI in patients both from two months to two years (targeted supplemental new drug application, or sNDA, submission in the second quarter of 2016), and from birth to two months (targeted sNDA submission in the first quarter of 2018). Current FDA approval is for patients from two years of age and older only. In patients with UCDs for which RAVICTI is an FDA-approved medicine, there is a variable age of diagnosis (from newborn to adulthood), and the severity of the disease can be associated with the age of onset and enzymatic deficit. However, a prompt diagnosis and careful management of the disease can lead to good clinical outcomes.

BUPHENYL

BUPHENYL tablets for oral administration and BUPHENYL powder for oral, nasogastric, or gastrostomy tube administration are indicated as adjunctive therapy in the chronic management of patients with UCDs involving deficiencies of carbamoyl phosphate synthetase, ornithine transcarbamylase or argininosuccinic acid synthetase.

BUPHENYL is indicated in all patients with neonatal-onset deficiency (complete enzymatic deficiency, presenting within the first 28 days of life). It is also indicated in patients with late-onset disease (partial enzymatic deficiency, presenting after the first month of life) who have a history of hyperammonemic encephalopathy. It is important that the diagnosis be made early and treatment initiated immediately to improve survival. BUPHENYL must be combined with dietary protein restriction and, in some cases, essential amino acid supplementation.

Commercial Status

BUPHENYL was approved by the FDA in the United States in 1996 and by the EMA in Europe in 1999.  We commercially market and distribute BUPHENYL in the United States.  BUPHENYL is known as AMMONAPS in Europe, and the marketing and distribution rights are licensed to SOBI through the end of 2016.  We provide BUPHENYL in certain other countries through various Special Access Programs and licensed distributors.

Competition

ACTIMMUNE presently faces limited competition. ACTIMMUNE is the only drug currently approved by the FDA specifically for the treatment for CGD and SMO. While there are additional or alternative approaches used to treat patients with CGD and SMO, including the increasing trend towards the use of bone marrow transplants in patients with CGD, there are currently no medicines on the market that compete directly with ACTIMMUNE.

In the United States, RAVICTI and BUPHENYL compete with generic forms of sodium phenylbutyrate. In Europe and certain other countries, RAVICTI and BUPHENYL compete with Pheburane, which is a sugar-coated version of sodium phenylbutyrate. Pheburane claims a taste advantage over BUPHENYL. However the volume of Pheburane that must be ingested multiple times per day is much greater than BUPHENYL, and significantly greater than RAVICTI, and is a barrier to patient compliance.

PRIMARY CARE BUSINESS UNIT

Market

Pain is a serious and costly public health concern. In 2010, the U.S. National Center for Health Statistics reported that approximately 30 percent of U.S. adults 18 years of age and over reported recent symptoms of pain, aching or swelling around a joint within the past 30 days.

Some of the most common and debilitating chronic inflammation and pain-related diseases are osteoarthritis, or OA, rheumatoid arthritis, or RA, and acute and chronic pain. According to National Health Interview Survey data analyzed by the U.S. Centers for Disease Control and Prevention, from 2010-2012, 52.5 million U.S. adults 18 years of age and over had reported being diagnosed with some form of arthritis. With the aging of the U.S. population, the prevalence of arthritis is expected to rise by approximately 40 percent by 2030, impacting 67 million people in the United States.

Osteoarthritis

OA is a type of arthritis that is caused by the breakdown and eventual loss of the cartilage of one or more joints. Cartilage is a protein substance that serves as a cushion between the bones of the joints. Among the over 100 different types of arthritis conditions, OA is the most common and occurs more frequently with age. OA commonly affects the hands, feet, spine and large weight-bearing joints, such as the hips and knees. Symptoms of OA manifest in patients as joint pain, tenderness, stiffness, limited joint movement, joint cracking or creaking (crepitation), locking of joints and local inflammation. OA can also lead to joint deformity in later stages of the disease. Many drugs are used to treat the inflammation and pain associated with OA, including aspirin and other nonsteroidal anti-inflammatory drugs, or NSAIDs, such as ibuprofen, naproxen and diclofenac, that have a rapid analgesic and anti-inflammatory response.

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

Ankylosing Spondylitis

Ankylosing spondylitis, or AS, is a type of arthritis that affects the spine. AS symptoms include pain and stiffness from the neck down to the lower back. The spine’s bones (vertebrae) may grow or fuse together, resulting in a rigid spine. These changes may be mild or severe, and may lead to a stooped-over posture. Early diagnosis and treatment helps control pain and stiffness and may reduce or prevent significant deformity.

Market Opportunity and Limitations of Existing Treatments

GI-Associated Adverse Events

NSAIDs are very effective at providing pain relief, including pain associated with OA and RA; however, there are significant upper gastrointestinal, or GI, -associated adverse events that can result from the use of NSAIDs. According to a 2004 article published in Alimentary Pharmacology & Therapeutics, significant GI side effects, including serious ulcers, afflict up to approximately 25 percent of all chronic arthritis patients treated with NSAIDs for three months, and OA and RA patients are two to five times more likely than the general population to be hospitalized for NSAID-related GI complications. It is estimated that NSAID-induced GI toxicity causes over 16,500 related deaths in OA and RA patients alone and over 107,000 hospitalizations for serious GI complications each year. In more than 70 percent of patients with these serious GI complications, there are no prior symptoms.

Despite the fact that GI ulcers are one of the most prevalent adverse events resulting from the use of NSAIDs in the United States, according to a 2006 article published in BMC Muskoskeletal Disorders, 11 observational studies indicated that physicians do not commonly co-prescribe GI protective agents to high-risk patients. Physicians prescribe concomitant therapy to only 24 percent of NSAID users, and studies show sub-optimal patient compliance with concomitant prophylaxis therapy. According to a 2003 article published in Alimentary Pharmacology & Therapeutics, in a study of 784 patients, 37 percent of patients were non-compliant, a rate increasing to 61 percent in patients treated with three or more drugs. This noncompliance results in a substantial unmet clinical need, which we believe can be appropriately addressed with DUEXIS or VIMOVO, creating smarter solutions for both patients and physicians.

Topical NSAIDs

Within the NSAID market there exists a significant niche for topical NSAIDs, which are prescribed more than 5 million times per year. Topical NSAID treatment may be appropriate for some patients, such as patients who may benefit from the lower systemic exposure in a topical NSAID, patients with OA in just one joint such as the knee, patients who have trouble taking oral medications, or patients who are older. However, applying the correct dosage of the topical NSAID amount can often be a barrier to patient compliance, and there exists a market for a more convenient and more accurate application technique.

Our Solutions

DUEXIS

DUEXIS is a proprietary single-tablet formulation containing a fixed-dose combination of ibuprofen, the most widely prescribed NSAID, and famotidine, a well-established GI agent used to treat dyspepsia, gastroesophageal reflux disease and active ulcers, in one pill. Based on clinical study results, DUEXIS has been proven to reduce the risk of NSAID-induced upper GI ulcers.

Ibuprofen: One of the World’s Most Widely Prescribed NSAIDs

Ibuprofen continues to be one of the most widely prescribed NSAIDs worldwide. According to Intercontinental Marketing Services, or IMS, in the United States alone, there were over 42 million prescriptions written for ibuprofen in 2015. Ibuprofen’s flexible three times daily dosing allows it to be used for both chronic conditions such as arthritis and chronic back pain, and acute conditions such as sprains and strains.

Famotidine: A Safe and Effective GI Agent

Famotidine is the most potent marketed drug in the class of histamine-2 receptor antagonists, or H2RA. H2RAs are a class of drugs used to block the action of histamine on the cells in the stomach that secrete gastric acid. Famotidine was chosen as the ideal GI protectant to be combined with ibuprofen as it is a well-studied compound with an estimated 18.8 million patients treated worldwide that provides distinct advantages including:

•	rapid onset of action; and
•	well-tolerated with a low incidence of adverse drug reactions and a demonstrated safety margin of up to eight times the approved prescription dose for an extended period of greater than 12 months.

Although famotidine as a standalone product is not indicated for risk reduction of GI ulcers, two well-controlled clinical trials of famotidine formulated in DUEXIS found a significant decrease in the risk of developing upper GI ulcers, which in the clinical trials was defined as a gastric and/or duodenal ulcer in patients who are taking ibuprofen for those indications.

Benefits of a Fixed-Dose Combination Therapy

Numerous studies have demonstrated that fixed-dose combination therapy provides significant advantages over taking multiple pills. Specifically, fixed-dose combinations can reduce the number of pills, ensure that the correct dosage of each component is taken at the correct time and improve compliance, often associated with better treatment outcomes. DUEXIS has been formulated to provide an optimal dosing regimen of ibuprofen and famotidine together in the convenience of a single pill. Data shows that physicians co-prescribe GI protective agents less than 25 percent of the time when prescribing an NSAID. On occasions where a patient is co-prescribed a GI protective agent, data shows that after three prescriptions, 61 percent of patients no longer take a GI protective agent.

Commercial Status

DUEXIS is indicated for the relief of signs and symptoms of RA and OA and to decrease the risk of developing GI ulcers in patients who are taking ibuprofen for these indications. We began marketing DUEXIS to physicians in December 2011.

In June 2012, we licensed DUEXIS rights in Latin America to Grünenthal, a private company focused on the promotion of pain medicines.

VIMOVO

VIMOVO is a proprietary, fixed-dose, delayed-release tablet. VIMOVO combines enteric-coated naproxen, an NSAID, surrounded by a layer of immediate-release esomeprazole magnesium surrounding the core. Naproxen has proven anti-inflammatory and analgesic properties and esomeprazole magnesium reduces the stomach acid secretions that can cause upper GI ulcers. Both naproxen and esomeprazole magnesium have well-documented and excellent long-term safety profiles and both medicines have been used by millions of patients worldwide. Based on clinical trial results, VIMOVO has been shown to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID associated gastric ulcers.

Naproxen: One of the World’s Most Widely Prescribed NSAIDs

Naproxen is another of the most widely prescribed NSAIDs worldwide. According to IMS, in the United States alone, there were more than 17 million prescriptions written for naproxen in 2015. In addition, naproxen’s twice daily dosing allows it to be used for chronic conditions such as arthritis and AS.

Esomeprazole Magnesium: A Safe and Effective GI Agent

Esomeprazole magnesium, a gastroprotective agent, is a proton pump inhibitor, or PPI, that works by inhibiting the secretion of gastric acid thus decreasing the amount of acid in the stomach. PPIs are considered to be very potent inhibitors of acid secretion. Esomeprazole magnesium is indicated for reducing the risk of NSAID-induced gastric ulcers.

Benefits of a Fixed-Dose Combination Therapy

VIMOVO is specifically formulated to allow esomeprazole magnesium to achieve its gastroprotective impact before naproxen is released into the system. VIMOVO’s design is intended to produce a sequential delivery of gastroprotective esomeprazole before exposure to naproxen. Data shows that physicians co-prescribe GI protective agents less than 25 percent of the time when prescribing an NSAID. On occasions where a patient is co-prescribed a GI protective agent, data shows that after three prescriptions, 61 percent of patients no longer take a GI protective agent.

Commercial Status

Following our acquisition of the U.S. rights to VIMOVO in November 2013, we began marketing VIMOVO in early January 2014.

PENNSAID 2%

PENNSAID 2% is a topical NSAID that is applied directly to the knee and is indicated for the treatment of pain of OA of the knee(s). PENNSAID 2% contains diclofenac sodium, a commonly prescribed NSAID to treat OA pain. PENNSAID 2% also includes dimethyl sulfoxide, or DMSO, a powerful penetrating agent that helps ensure that diclofenac sodium is absorbed through the skin to the site of inflammation and pain. Topical NSAIDs such as PENNSAID 2% are an alternative to oral NSAID treatment because they reduce systemic exposure to a fraction of that provided by an oral NSAID. PENNSAID 2% is the only topical NSAID offered with the convenience of a metered-dose pump, which ensures that the patient will get the correct amount of PENNSAID 2% solution each time. PENNSAID 2% is easy to apply for patients because PENNSAID 2% is applied in two pumps, twice daily, delivering relief right to the site of OA knee pain.

Commercial Status

On January 16, 2014, the FDA approved PENNSAID 2% for the treatment of the pain of OA of the knee(s). We acquired the U.S. rights to PENNSAID 2% in October 2014, and began marketing PENNSAID 2% with our primary care sales force in early January 2015.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors in our primary care markets include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies, although we are not currently aware of any other ibuprofen/famotidine combination medicine or naproxen/esomeprazole magnesium combination medicine in development. We believe that the key competitive factors that will affect the commercial success of our medicines, as well as future drug candidates that we may develop, are their efficacy, safety and tolerability profile, convenience in dosing, price and reimbursement.

DUEXIS and VIMOVO compete with other NSAIDs, including Celebrex® which is marketed by Pfizer Inc., and is also a generic medicine known as celecoxib and marketed by other pharmaceutical companies. Celecoxib is an NSAID that selectively inhibits the COX-2 enzyme and is an effective anti-arthritic agent that reduces the risk of ulceration compared to traditional NSAIDs such as ibuprofen.

In general, DUEXIS and VIMOVO also face competition from the separate use of NSAIDs for pain relief and GI medications to address the risk of NSAID-induced ulcers. Use of these therapies separately in generic form may be less expensive than DUEXIS and VIMOVO. We expect to compete with the separate use of NSAIDs and ulcer medications primarily through DUEXIS’ and VIMOVO’s advantages in dosing convenience and patient compliance, and by educating physicians about such advantages. DUEXIS is the only NSAID medicine containing a histamine-2 receptor antagonist with an indication to reduce the risk of NSAID-induced upper GI ulcers and VIMOVO is the only NSAID medicine containing a PPI with an indication to reduce the risk of NSAID-induced ulcers. Data shows that physicians co-prescribe GI protective agents less than 25 percent of the time when prescribing an NSAID. On occasions where a patient is co-prescribed a GI protective agent, data shows that after three prescriptions, 61 percent of patients no longer take a GI protective agent.

PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions which are priced significantly lower than the price we charge for PENNSAID 2%. In addition, PENNSAID 2% competes with two other branded topical NSAIDS, including Voltaren® Gel, marketed by Endo Pharmaceuticals, which is the market leader in the topical NSAID category. We expect to compete with these other medicines primarily through PENNSAID 2%’s dosing convenience and patient compliance. Unlike the other two medicines that are dosed four times per day and require the patient to measure out the correct dose, only PENNSAID 2% is easy to apply with the convenience of twice-daily dosing and a metered-dose pump, which ensures that the patient will get the correct amount of PENNSAID 2% solution each time.

RHEUMATOLOGY BUSINESS UNIT

Market

Rheumatoid Arthritis

The market for RA has been discussed above in the Primary Care Business Unit section (refer to page 8).

Polymyalgia Rheumatica

Polymyalgia Rheumatica, or PMR, is an inflammatory disorder that causes significant muscle pain and stiffness. The pain and stiffness often occur in the shoulders, neck, upper arms and hip with pronounced morning stiffness lasting at least one hour. Most people who develop PMR are older than 65 years of age. It rarely affects people younger than 50. There are approximately 1.1 million patients with PMR in the United States and it afflicts one in every 133 people over the age of 50. Prednisone is the standard of care for treating PMR and treatment is generally initiated at a relatively high dose (e.g., 10-20 mg per day) and reduced as clinical improvement is seen. Treatment usually lasts 18-24 months. Similar to RA, PMR is associated with circadian patterns of Interleukin 6, or IL-6, elevation in early morning hours.

Systemic Lupus Erythematosus

Systemic Lupus Erythematosus, or SLE, is a chronic autoimmune disease that causes inflammation and pain in the joints and muscles as well as overall fatigue. SLE affects from 161,000 to 322,000 adults in the United States. More than 90 percent of cases of SLE occur in women, frequently starting at childbearing age. In addition to affecting the muscles and joints, it can affect other organs in the body such as the kidneys, tissue lining the lungs (pleura), heart (pericardium), and brain. Most patients feel fatigue and have rashes, arthritis (painful and swollen joints) and fever. SLE flares vary from mild to serious.

In November 2015, we announced our collaboration with the Alliance for Lupus Research, or ALR, to study the effect of RAYOS on the fatigue experienced by SLE patients. SLE is a chronic autoimmune disease that causes inflammation and pain in the joints and muscles, as well as overall fatigue. RAYOS is currently indicated for patients with SLE. The first study planned as part of the collaboration is an investigator-initiated, randomized, double-blind, active comparator, cross-over study in which patients will be randomized to receive either prednisone for three months or RAYOS at 10 p.m. for three months, and then switched to the alternative medication for an additional three months. Approximately 62 patients across 25 sites will be enrolled in the United States. The primary endpoint will assess fatigue as measured by Functional Assessment of Chronic Illness Therapy-Fatigue, a 13-question survey to be completed by study participants that focuses on the daily fatigue experienced in patients with chronic illnesses.

Chronic Refractory Gout

Chronic refractory gout, or CRG, is a type of arthritis that occurs when uric acid build-up in the blood remains high and inflammation persists even after treatment with conventional therapies. Gout is one of the most common forms of inflammatory arthritis, estimated to affect 8.3 million in the United States, with CRG impacting 40,000 to 50,000 people in the United States. CRG frequently causes crippling disabilities and significant joint damage.

Market Opportunity and Limitations of Existing Treatments

Morning Stiffness, Pain and Immobility

A Medical Marketing Economics May 2008 study of 150 RA patients in the United States, which we sponsored, showed that despite the use of a combination of currently available treatments for RA, more than 90 percent of the patients reported suffering from morning stiffness, pain and immobility, which is linked to peak IL-6 levels in the early morning hours. Patients with RA in general have substantially increased IL-6 levels, with peak IL-6 levels tending to occur in the early morning hours, and low levels typically occurring in the afternoon and evening. Therefore, we believe an optimal treatment would reduce IL-6 levels in the early morning hours.

Side Effects of Current High-Dose Corticosteroid Treatments

According to the 2006 DataMonitor report, approximately 50 percent of RA patients in the United States, Japan, France, Italy, Spain, Germany and the United Kingdom are prescribed combination therapy which often includes corticosteroids, with prednisone being one of the most common. Corticosteroids, including prednisone, are used to suppress various autoimmune, inflammatory and allergic disorders by inhibiting the production of various pro-inflammatory cytokines, such as IL-6 and TNF-alpha. Joint inflammation in RA is driven by excessive production of inflammatory mediators and cytokines such as IL-6 and TNF-alpha. While corticosteroids are potent and effective agents to treat patients with RA, they are often used at high doses to treat RA flares or significant inflammation. High-dose oral corticosteroid treatment is not a viable long-term treatment option due to adverse side effects such as osteoporosis, cardiovascular disease and weight gain. However, clinical studies have shown that the long-term use of low-dose prednisone (<10 mg per day) does not dramatically increase total adverse events. In addition, low doses, typically less than 10 mg daily, of corticosteroids such as prednisone have been shown to treat the symptoms of RA while slowing the overall progression of the disease.

Our Solutions

RAYOS/LODOTRA

The medicine sold and marketed as RAYOS in the United States is known as LODOTRA outside the United States. While the FDA has approved RAYOS for the treatment of RA, AS, PMR, primary systemic amyloidosis, asthma, chronic obstructive pulmonary disease, SLE and a number of other conditions, we have focused our promotion of RAYOS/LODOTRA on rheumatology indications, including RA and PMR.

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

RAYOS/LODOTRA was developed using SkyePharma AG’s, or SkyePharma, proprietary GeoClock™ and GeoMatrix™ technologies, for which we hold an exclusive worldwide license for the delivery of glucocorticoid, a class of corticosteroid. RAYOS/LODOTRA is composed of an active core containing prednisone, which is encapsulated by an inactive porous shell. The inactive shell acts as a barrier between the medicine’s active core and a patient’s GI fluids. RAYOS/LODOTRA is intended to be administered at bedtime. At approximately four hours following bedtime administration of RAYOS/LODOTRA, water in the digestive tract diffuses through the shell, causing the active core to expand, which leads to a weakening and breakage of the shell and allows the release of prednisone from the active core. Our pharmacokinetic studies have shown that the blood concentration of prednisone from RAYOS/LODOTRA is similar to immediate release prednisone except for the intended time delay of medicine release after administration.

Commercial Status

We began marketing RAYOS to U.S. rheumatologists in December 2012. LODOTRA received its first approval in Europe in March 2009 and is currently approved for marketing in more than 30 countries outside the United States where Mundipharma holds the commercial rights. Reimbursement has been approved in Germany, Italy and a number of other European countries.

KRYSTEXXA

KRYSTEXXA is an orphan biologic medicine which is the first and only FDA-approved medicine for the treatment of CRG. KRYSTEXXA is a PEGylated uric acid specific enzyme (uricase) indicated for the treatment of CRG in adult patients that are refractory to conventional therapy. Gout refractory to conventional therapy occurs in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these drugs are contraindicated. KRYSTEXXA has a unique mechanism of action which rapidly reverses disease progression. A PEGylated uric acid specific enzyme catalyzes the conversion of serum uric acid to allantoin, which is then excreted in urine. This PEGylated uric acid specific enzyme is given via an intravenous infusion to patients every two weeks.

Commercial Status

KRYSTEXXA was launched in January 2011. KRYSTEXXA has biologic exclusivity until 2022 and a composition of matter patent until 2026. Orphan drug exclusivity was granted on February 21, 2011, which exclusivity lasts for 7 years and will expire in February 2018.

Competition

RAYOS/LODOTRA competes with a number of medicines on the market to treat RA, including corticosteroids, such as prednisone, traditional DMARDs, such as methotrexate, and biologic agents, such as HUMIRA and Enbrel. The majority of RA patients are treated with DMARDs, which are typically used as initial therapy in patients with RA. Biologic agents are typically added to DMARDs as combination therapy. It is common for an RA patient to take a combination of a DMARD, an oral corticosteroid, an NSAID, and/or a biologic agent. We are not currently aware of any other delayed-release prednisone medicine in development.

As the only FDA approved medication for the treatment of CRG, KRYSTEXXA faces limited direct competition. We believe that the complexity of manufacturing KRYSTEXXA provides a barrier to potential generic competition. However, a number of competitors have medicines in Phase 1 or Phase 2 trials. On December 22, 2015, AstraZeneca secured approval from the FDA for ZURAMPIC® (lesinurad) 200mg tablets in combination with a xanthine oxidase inhibitor, or XOI, for the treatment of hyperuricemia associated with gout in patients who have not achieved target serum uric acid levels with an XOI alone. Although ZURAMPIC is not a direct competitor because it has not been approved for CRG, this therapy could be used prior to use of KRYSTEXXA, and if effective, could reduce the target patient population for KRYSTEXXA.

Distribution

Finished tablets of DUEXIS, VIMOVO, RAYOS, MIGERGOT and BUPHENYL, vials of ACTIMMUNE and KRYSTEXXA, bottles of RAVICTI and PENNSAID 2% and powder of BUPHENYL are shipped to central third-party logistics FDA-compliant warehouses for storage and distribution into the supply chain. Our third-party logistics providers specialize in integrated operations that include warehousing and transportation services that can be scaled and customized to our needs based on market conditions and the demands and delivery service requirements for our medicines and materials. Their services eliminate the need to build dedicated internal infrastructures that would be difficult to scale without significant capital investment. Our third-party logistics providers warehouse all medicines in controlled FDA-registered facilities. Incoming orders are prepared and shipped through an order entry system to ensure just in time delivery of the medicines.

Sales and Marketing

As of December 31, 2015, our sales force was composed of approximately 395 sales representatives consisting of approximately 15 orphan disease sales representatives, 340 primary care sales representatives and 40 rheumatology sales specialists. Our orphan disease representatives focus on marketing our orphan medicines to a limited number of healthcare practitioners who specialize in fields such as pediatric immunology, allergy, infectious diseases, hematology/oncology and metabolic disorders to help them understand the potential benefits of ACTIMMUNE for their patients with CGD and SMO, and the benefits of RAVICTI and BUPHENYL for patients with UCDs. Our primary care sales force is expected to total approximately 375 representatives in the first quarter of 2016 and markets DUEXIS, PENNSAID 2%, VIMOVO and MIGERGOT. Following the acquisition of Crealta our rheumatology sales force is expected to total approximately 80 representatives by mid-year 2016 and is now marketing RAYOS, KRYSTEXXA and PENNSAID 2%. We have entered into, and may continue to enter into, agreements with third parties for commercialization of our medicines outside the United States.

Our medicines are distributed by retail and specialty pharmacies. Part of our commercial strategy for our primary care and rheumatology business units is to offer physicians the opportunity to have their patients fill prescriptions through pharmacies participating in our HorizonCares patient access program, previously known as Prescriptions Made Easy. This program does not involve us in the prescribing of medicines. The purpose of this program is solely to assist in ensuring that, when physicians determine one of our medicines offers a potential clinical benefit to their patients and prescribe the medicine for an eligible patient, financial assistance may be available to reduce the commercial patient’s out-of-pocket costs. In 2015, this resulted in 96 percent of commercial patients having co-pay amounts of $10 or less when filling prescriptions for our medicines utilizing our patient access program. For commercial patients who were prescribed our primary care or rheumatology medicines, the HorizonCares program offers co-pay assistance when a third-party payor covers a prescription but requires an eligible patient to pay a co-pay or deductible, and offers full subsidization when a third-party payor rejects coverage for an eligible patient. For patients prescribed our orphan medicines, HorizonCares provides reimbursement support, a clinical nurse program, co-pay and other patient assistance. The aggregate commercial value of our patient access programs for the year ended December 31, 2015 was approximately $1,020 million. All pharmacies that fill prescriptions for our medicines are fully independent, including those that participate in HorizonCares. We do not own or possess any option to purchase an ownership stake in any pharmacy that distributes our medicines, and our relationship with each pharmacy is non-exclusive and arm’s length. All of our sales are processed through pharmacies independent of our business. As of December 31, 2015, approximately 25 independent pharmacies participated in the HorizonCares program for our primary care and rheumatology medicines.

We have a compliance program in place to address adherence with various laws and regulations relating to our sales, marketing, and manufacturing of our medicines, as well as certain third-party relationships, including pharmacies.  Specifically with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in our access programs, to confirm their activities, adjudication and practices are consistent with our compliance policies and guidance.

Manufacturing, Commercial and Supply Agreements

We have agreements with third parties for active pharmaceutical ingredients, or APIs, and product manufacturing, formulation and development services, fill, finish and packaging services, transportation, and distribution and logistics services for certain medicines. In most cases, we retain certain levels of safety stock or maintain alternate supply relationships that we can utilize without undue disruption of our manufacturing processes if a third party fails to perform its contractual obligations.

ACTIMMUNE

ACTIMMUNE is a recombinant protein that is produced by fermentation of a genetically engineered Escherichia coli bacterium containing the DNA which encodes for the human protein. Purification of the active drug substance is achieved by conventional column chromatography. The resulting active drug substance is then formulated as a highly purified sterile solution and filled in a single-use vial for subcutaneous injection, which is the ACTIMMUNE finished drug medicine. In support of its manufacturing process, we and Boehringer Ingelheim RCV GmbH & Co KG, or Boehringer Ingelheim, store multiple vials of the Escherichia coli bacterium master cell bank and working cell bank in order to ensure that it will have adequate backup should any cell bank be lost in a catastrophic event.

Boehringer Ingelheim Supply Agreement

In July 2013, Vidara and Boehringer Ingelheim entered into an exclusive supply agreement, which we assumed as a result of the Vidara Merger. Pursuant to the agreement, Boehringer Ingelheim manufactures the ACTIMMUNE active drug substance and commercial quantities of the ACTIMMUNE finished drug medicine. Boehringer Ingelheim is our sole source supplier for ACTIMMUNE active drug substance and finished drug medicine. Under the terms of this agreement, we are required to purchase minimum quantities of finished drug medicine of 75,000 vials per annum. Boehringer Ingelheim manufactures our commercial requirements of ACTIMMUNE on an annual basis, and based on our forecasts and the annual contractual minimum purchase quantity. The supply agreement has a term that runs until July 31, 2020 and which can be further renewed by agreement between parties. Under this supply agreement, either we or Boehringer Ingelheim may terminate the agreement for an uncured material breach by the other party or upon the other party’s bankruptcy or insolvency.

Under a development and marketing agreement with Boehringer Ingelheim, we are required to pay royalties on net sales in certain applicable markets in Latin America, Asia, Africa and Eastern Europe if we elect to commercialize ACTIMMUNE in those territories. To date, we have not pursued regulatory or other approvals or commercialized ACTIMMUNE in those territories.

Genentech License Agreement

As a result of the Vidara Merger, we acquired a license agreement, as amended, with Genentech, Inc., or Genentech, who was the original developer of ACTIMMUNE. Under such agreement, we are or were obligated to pay royalties to Genentech on our net sales of ACTIMMUNE as follows:

•	Through November 25, 2014, a royalty of 45 percent of the first $3.7 million in net sales achieved in a calendar year, and 10 percent on all additional net sales in that year;
•

For the period from November 26, 2014 through May 5, 2018, a royalty in the 20 percent to 30 percent range for the first tier in net sales and in the 1 percent to 9 percent range for the second tier; and

•	From May 6, 2018 and for so long as we continue to commercially sell ACTIMMUNE, an annual royalty in the low-single digits as a percentage of annual net sales.

Either Genentech or we may terminate the agreement if the other party becomes bankrupt or defaults, however, in the case of a default, the defaulting party has 30 days to cure the default before the license agreement may be terminated.

RAVICTI

We have clinical and commercial supplies of glycerol phenylbutyrate API manufactured for us by two alternate suppliers, Helsinn Advanced Synthesis SA (Switzerland) and DSM Fine Chemicals Austria (now known as DPx Fine Chemicals GmbH & Co KG) on a purchase order basis. We have finished RAVICTI drug medicine manufactured by Lyne Laboratories, Inc. under a manufacturing agreement and we have an agreement in place for a fill/finish supplier, Halo Pharmaceuticals, Inc., for European supplies.

Ucyclyd Asset Purchase Agreement

As a result of the Hyperion acquisition, we acquired an asset purchase agreement with Ucyclyd Pharma, Inc., or Ucyclyd, pursuant to which we are obligated to pay to Ucyclyd tiered mid- to high- single digit royalties on our global net sales of RAVICTI. The asset purchase agreement cannot be terminated by either party.  However, we have a license to certain Ucyclyd manufacturing technology, and Ucyclyd may have a license to certain of our technology, and the party granting a license is permitted to terminate the license if the other party fails to comply with any payment obligations relating to the license and does not cure such failure within a defined time period.

Brusilow License Agreement

As a result of the Hyperion acquisition, we acquired a license agreement with Saul W. Brusilow, M.D. and Brusilow Enterprises, Inc., or Brusilow, pursuant to which we license patented technology related to RAVICTI from Brusilow.  Under such agreement, we are obligated to pay low- single digit royalties to Brusilow on net sales of RAVICTI that are covered by a valid claim of a licensed patent. The license agreement may be terminated for any uncured breach as well as bankruptcy. We may terminate also the agreement at any time by giving Brusilow prior written notice, in which case all rights granted to us would revert to Brusilow.

ASD Distribution Services Agreement

As a result of the Hyperion acquisition, we acquired a distribution services agreement, as amended, with ASD Healthcare, a division of ASD Specialty Healthcare, Inc., or ASD. Pursuant to the distribution services agreement, ASD is the exclusive reseller of RAVICTI and BUPHENYL in the United States. The distribution services agreement terminates on February 13, 2017, but may be renewed upon mutual written agreement with ASD. Either party may terminate the agreement without cause upon 120 days written notice to the other party, in the case of a material breach that is not cured by the other party, upon 30 days written notice, or in the case of bankruptcy or similar proceeding of the other party, immediately upon written notice.

BUPHENYL

When Hyperion purchased BUPHENYL, Hyperion assumed all of Ucyclyd’s rights and obligations under its manufacturing agreements for the medicine. We assumed these agreements when we acquired Hyperion. We purchase API for BUPHENYL from CU Chemie Uetikon GmbH and final manufacturing, testing and packaging of the medicine is provided by Pharmaceutics International Inc.

DUEXIS

The DUEXIS manufacturing process is well-established and we validated the process in accordance with regulatory requirements prior to commercialization in the United States.

The first API in DUEXIS is ibuprofen in a direct compression blend called DC85 and is manufactured for us by BASF Corporation, or BASF, in Bishop, Texas. The second API in DUEXIS is famotidine, which is available from a number of international suppliers. We currently purchase famotidine manufactured by Dr. Reddy’s in India. We currently receive both APIs in powder form and each is blended with a number of U.S. Pharmacopeia inactive ingredients. We purchase DUEXIS in final, packaged form exclusively from Sanofi-Aventis U.S. LLC, or Sanofi, for our commercial requirements in North America.

BASF Contract

In July 2010, we entered into a contract with BASF for the purchase of DC85. Pursuant to the agreement, we are obligated to purchase a significant majority of our commercial demand for DC85 from BASF. The contract expires in December 2017. Thereafter, the agreement automatically renews for successive renewal terms of three years each until terminated by either party giving specified prior written notice to the other party. Either party may also terminate the agreement in the event of uncured breach by the other party.

Manufacturing and Supply Agreement with Sanofi

In May 2011, we entered into a manufacturing and supply agreement with Sanofi, which was amended in September 2013. Pursuant to the agreement, Sanofi is obligated to manufacture and supply DUEXIS to us in final, packaged form, and we are obligated to purchase DUEXIS exclusively from Sanofi for our commercial requirements in North America and certain countries and territories in Europe, including the EU member states and Scandinavia, and South America. Sanofi must acquire the components necessary to manufacture DUEXIS, including the APIs, DC85 and famotidine, and is obligated to acquire all DC85 under the terms of our agreements with suppliers, including the current BASF contract. In order to allow Sanofi to perform its obligations under the agreement, we granted Sanofi a non-exclusive license to our related intellectual property. The price for DUEXIS under the agreement varies depending on the volume of DUEXIS we purchase and is subject to annual adjustments to reflect changes in costs as measured by the Producer Price Index published by the U.S. Department of Labor, Bureau of Labor Statistics, and certain other changes and events set forth in the agreement. We have paid for the purchase and installation of equipment necessary to manufacture DUEXIS tablets, and Sanofi is obligated to pay the costs of routine maintenance of the equipment. Upon expiration or termination of the agreement we may also be obligated to reimburse Sanofi for the depreciated net book value of any other equipment purchased by Sanofi in order to fulfill its obligations under the agreement.

The agreement term extends until May 2019, and automatically extends for successive two-year terms unless terminated by either party upon two years prior written notice. Either party may terminate the agreement upon 30 days prior written notice to the other party in the event of breach by the other party that is not cured within 30 days of notice (which notice period may be longer in certain, limited situations) or in the event we lose regulatory approval to market DUEXIS in all countries worldwide, and either party may terminate the agreement without cause upon two years prior written notice to the other party at any time after the third anniversary of the first commercial sale of DUEXIS in any country worldwide.

VIMOVO

AstraZeneca License Agreement

In November 2013, we entered into a license agreement with AstraZeneca, or the AstraZeneca license agreement, pursuant to which AstraZeneca granted us an exclusive license under certain intellectual property (including patents, know-how, trademarks, copyrights and domain names) of AstraZeneca and its affiliates to develop, manufacture and commercialize VIMOVO in the United States. AstraZeneca also granted us a non-exclusive license under certain intellectual property of AstraZeneca and its affiliates to manufacture, import, export and perform research and development activities with respect to VIMOVO outside the United States but solely for purposes of commercializing VIMOVO in the United States. In addition, AstraZeneca granted us a non-exclusive right of reference and use under certain regulatory documentation controlled by AstraZeneca and its affiliates to develop, manufacture and commercialize VIMOVO in the United States and to manufacture, import, export and perform research and development activities with respect to VIMOVO outside the United States but solely for purposes of commercializing VIMOVO in the United States.

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

Under the AstraZeneca license agreement, we and our affiliates are subject to certain limitations and restrictions on our ability to develop, commercialize and seek regulatory approval with respect to VIMOVO or other medicines that contain gastroprotective agents in a single fixed combination oral solid dosage form with NSAIDs (excluding DUEXIS). These limitations and restrictions include, among other things, restrictions on indications for which we may commercialize VIMOVO or any such other medicines, restrictions on our ability to develop or seek regulatory approval with respect to such other medicines that contain esomeprazole, restrictions on our ability to develop or seek regulatory approval for VIMOVO for any indications other than the indications for which NSAIDs are indicated, and restrictions on our marketing activities with respect to VIMOVO and any such other medicines.

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

Amended and Restated Collaboration and License Agreement with Pozen; Letter Agreement with AstraZeneca and Pozen

We entered into a license agreement with Pozen Inc., or Pozen, who subsequently entered into a business combination with Tribute Pharmaceuticals Canada Inc. to become known as Aralez Pharmaceuticals Inc. Under this agreement, we were granted an exclusive, royalty-bearing license under certain of Pozen’s intellectual property in the United States to manufacture, develop and commercialize VIMOVO and other medicines controlled by us that contain gastroprotective agents in a single fixed combination oral solid dosage form with NSAIDs, excluding DUEXIS, in the United States.

Under the Pozen license agreement, we are required to pay Pozen a flat 10 percent royalty based on net sales of VIMOVO and such other medicines sold by us, our affiliates or sublicensees during the royalty term, subject to minimum annual royalty obligations of $7.5 million, which minimum royalty obligations will continue for each year during which one of Pozen’s patents covers such medicines in the United States and there are no competing medicines in the United States. The royalty rate may be reduced to a mid-single digit royalty rate as a result of loss of market share to competing medicines. Our obligation to pay royalties to Pozen will expire upon the later of (a) expiration of the last-to-expire of certain patents covering such medicines in the United States, and (b) 10 years after the first commercial sale of such medicines in the United States. In addition, we will be obligated to reimburse Pozen for costs, including attorneys’ fees, incurred by Pozen in connection with VIMOVO patent litigation moving forward, subject to agreed caps.

We are responsible for, and are required to use diligent and reasonable efforts directed to commercializing VIMOVO or another qualified medicine in the United States. We also own and maintain all regulatory filings and marketing approvals in the United States for any such medicines, including all investigational new drugs, or INDs, and new drug applications, or NDAs, for VIMOVO. Pozen covenanted that it will not at any time prior to the expiration of the royalty term, and will ensure that its affiliates do not, directly or indirectly, develop or commercialize or license any third party to develop or commercialize certain competing medicines in the United States.

The Pozen license agreement, unless earlier terminated, will expire upon expiration of the royalty term for all such medicines in the United States. Either party has the right to terminate the agreement upon uncured material breach by the other party or upon the bankruptcy or similar proceeding of the other party. We also have the right to terminate the Pozen license agreement for cause upon certain defined medicine failures.

In November 2013, we, AstraZeneca and Pozen entered into a letter agreement in which Pozen consented to AstraZeneca’s assignment of the Pozen license agreement to us and that addresses the rights and responsibilities of the parties in relation to the Pozen license agreement and the amended and restated collaboration and license agreement between Pozen and AstraZeneca for territories outside the United States, or the Pozen-AstraZeneca license agreement. Under the letter agreement, we and AstraZeneca agreed to pay Pozen milestone payments upon the achievement by us and AstraZeneca, collectively, of certain annual aggregate global net sales thresholds ranging from $550.0 million to $1.25 billion with respect to medicines licensed by Pozen to us under the Pozen license agreement and to AstraZeneca under the Pozen-AstraZeneca license agreement. The aggregate milestone payment amount that may be owed by AstraZeneca and us, collectively, under the letter agreement is $260.0 million, with the amount payable by each of us and AstraZeneca with respect to each milestone to be based upon the proportional sales achieved by each of us and AstraZeneca, respectively, in the applicable year.

The letter agreement will terminate with respect to Pozen and us upon the termination of the Pozen license agreement.

Patheon Agreement

In November 2013, we entered into a master manufacturing services agreement and product agreement, or, collectively, the Patheon manufacturing agreement, with Patheon Pharmaceuticals Inc., or Patheon, who was AstraZeneca’s contract manufacturer of VIMOVO, for the manufacture and supply of VIMOVO. Under the Patheon manufacturing agreement, we agreed to purchase a specified percentage of our VIMOVO requirements for the United States from Patheon or its affiliates. In addition, under the terms of the Patheon manufacturing agreement, we are able to enter into individual product agreements with Patheon for the manufacture of specific medicines in addition to VIMOVO if agreed by us and Patheon.

Pursuant to the Patheon manufacturing agreement, we are required to supply Patheon with any active materials for VIMOVO. We must pay an agreed price for final, packaged VIMOVO supplied by Patheon subject to adjustments, including certain unilateral adjustments by Patheon, such as annual adjustments for inflation and adjustments to account for certain increases in the cost of components of VIMOVO other than active materials.

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

PENNSAID 2%

Nuvo Supply Agreement

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo, we entered into an exclusive supply agreement with Nuvo, which was amended in February 2016, under which Nuvo will manufacture and supply PENNSAID 2% to us. We have committed to a binding purchase order to Nuvo for delivery of PENNSAID 2%. In addition, at least 90 days prior to the first day of each calendar month during the term of the supply agreement, we are required to submit a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities. The term of our supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party.

A key excipient used in PENNSAID 2% as a penetration enhancer is DMSO. We and Nuvo rely on a sole proprietary form of DMSO for which we maintain a substantial safety stock. However, should this supply become inadequate, damaged, destroyed or unusable, we and Nuvo may not be able to qualify a second source.

RAYOS/LODOTRA

We rely on well-established third-party manufacturers for the manufacture of RAYOS/LODOTRA. We purchase the primary active ingredients for RAYOS/LODOTRA from Tianjin Tianyao Pharmaceuticals Co., Ltd. in China and from Sanofi Chimie SA in France. We have contracted with Jagotec AG, or Jagotec, for the production of RAYOS/LODOTRA tablets through its affiliate SkyePharma, and we entered into an agreement with Patheon for the packaging and assembling of RAYOS/LODOTRA.

SkyePharma and Jagotec Agreements

Development and License Agreement

In August 2004, we entered into a development and license agreement with SkyePharma and Jagotec, a wholly-owned subsidiary of SkyePharma, regarding certain proprietary technology and know-how owned by SkyePharma for the delayed-release of corticosteroids. Under the agreement, which was amended in August 2007, we received an exclusive, sub-licensable worldwide license to the oral formulation of any glucocorticoid, including prednisone, prednisolone, methylprednisolone and/or cortisone, with delayed-release technology covered by intellectual property rights and know-how owned by SkyePharma. We were also granted an option to acquire a royalty-free, exclusive and sub-licensable right to license and manufacture RAYOS/LODOTRA which we could exercise any time upon specified prior written notice, expiring no earlier than five years after the first launch of RAYOS/LODOTRA. We have exercised the option to acquire the manufacturing license, which became effective in April 2014.

In return for the grant of the license, Jagotec has the right to manufacture, package and supply RAYOS/LODOTRA to us in accordance with terms and conditions of a separate manufacturing and supply agreement we entered into with Jagotec. In addition, Jagotec is entitled to receive a single-digit percentage royalty on net sales of RAYOS/LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the net sales of RAYOS/LODOTRA, such as license fees, and lump sum and milestone payments.

The agreement expires on a country-by-country basis, upon the expiration of the last patent rights for RAYOS/LODOTRA, which will occur between 2024 and 2028. In the event of expiration, the licenses under the agreement will be perpetual, fully paid-up and royalty-free. Either party may also terminate the agreement in the event of a liquidation or bankruptcy of the other party or upon an uncured breach by the other party.

Manufacturing and Supply Agreement

In August 2007, we entered into a manufacturing and supply agreement with Jagotec for RAYOS/LODOTRA. Under the agreement, which was amended in March 2011, Jagotec or its affiliates manufacture and supply RAYOS/LODOTRA to us in bulk. Aenova France SAS, a large contract manufacturing organization, is now a subcontractor for Jagotec for the manufacture of RAYOS/LODOTRA, with our consent. As of December 31, 2015, our total remaining minimum purchase commitment was approximately $3.0 million based on tablet pricing under the agreement as of that date, which amount is subject to volume and price adjustments due to, among other things, inflation, order quantities and launch and approval in certain EU countries. We also supply the prednisone API to Jagotec at our expense for use in the manufacture of RAYOS/LODOTRA.

We pay Jagotec, exclusive of any value added tax or similar governmental charges, a price for RAYOS/LODOTRA representing a negotiated mark-up over manufacturing costs. The price is adjusted annually to reflect changes in both manufacturing and materials costs as measured by the Ensemble price index. If Jagotec makes a major capital expenditure during the contract term to fulfill increased orders forecast by us, the price per unit will increase if the actual order falls short of the forecast.

The original agreement term has run such that the agreement now automatically extends on a yearly basis unless terminated by either party upon prior written notice. Either party may also terminate the agreement in the event of insolvency, liquidation or bankruptcy of the other party or upon an uncured breach by the other party. We have the right to receive a continuing supply of RAYOS/LODOTRA from Jagotec for a period of 24 months after termination by Jagotec, regardless of the reason for termination. In April 2015, the agreement automatically renewed for an additional one-year term. Therefore the earliest the right to receive a continuing supply from Jagotec would expire is April 15, 2018, absent any early termination of the agreement.

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

KRYSTEXXA

KRYSTEXXA is produced by fermentation and subsequent purification to produce the urate oxidase enzyme, uricase. Uricase is then PEGylated with a pegylation agent to produce the bulk medicine, pegloticase. Finally, pegloticase is filled and packaged to produce the final medicine.

NOF Supply Agreement

In August 2015, Crealta and NOF Corporation, or NOF, entered into an exclusive supply agreement for the pegylation agent used in the manufacture of KRYSTEXXA. Under the terms of this agreement, we are required to issue NOF forecasts of our requirements for the pegylation agent, a portion of which are binding. The agreement expires in August 2020, however, either we or NOF may terminate the agreement for any reason upon 24 months’ prior notice. Either we or NOF may also terminate the agreement upon a material breach, if not cured within a specified period of time, or in the event of the other party’s insolvency. While there are no minimum purchase obligations under the agreement, we are required to use NOF as our exclusive supplier for the pegylation agent, subject to certain exceptions if NOF is unable to supply the pegylation agent.

Bio-Technology General (Israel) Supply Agreement

In March 2007, Savient Pharmaceuticals, Inc. (as predecessor in interest in Crealta), or Savient, entered into a commercial supply agreement with Bio-Technology General (Israel) Ltd., or BTG Israel, for the production of the bulk KRYSTEXXA medicine, or bulk medicine. We assumed this agreement as part of the Crealta acquisition.  Under this agreement, we are obligated to purchase at least 80 percent of our annual world-wide bulk medicine requirements from BTG Israel. In December 2015, Crealta received a notice of termination from BTG Israel and as a result the agreement will terminate on December 15, 2018.  Either we or BTG Israel may also terminate the agreement upon a material breach, if not cured within a specified period of time, or in the event of the other party’s insolvency or bankruptcy. We are seeking a new manufacturer and, under the terms of the agreement, BTG Israel has the obligation to convey all the know-how, licensed improvements, and other information related to the processing of the bulk medicine sufficient to enable us to manufacture the medicine. BTG Israel also has an obligation not to compete against KRYSTEXXA for a period of 30 months subsequent to the termination of the agreement. If we determine to move the manufacture of the bulk medicine out of Israel, we may be required to obtain the approval of the Office of the Chief Scientist (Israel), or OCS, because certain KRYSTEXXA intellectual property was developed with a grant funded by OCS. Under the terms of our agreement, BTG Israel must help us obtain such consent. If we are unable to obtain such consent and we do not select a different supplier located in Israel, we may be required to pay additional amounts as a repayment for the OCS grant funding.

Sigma Tau PharmaSource Supply Agreement

In October 2008, Savient and Sigma Tau PharmaSource, Inc. (as successor in interest to Enzon Pharmaceuticals, Inc.), or Sigma Tau, entered into a commercial supply agreement for the packaging and supply of the final drug medicine KRYSTEXXA, which we acquired as part of the Crealta acquisition. This agreement remains in effect until terminated, and either we or Sigma Tau may terminate the agreement with three years notice, given 30 days prior to the agreement anniversary date. Either we or Sigma Tau may also terminate the agreement upon a material default, if not cured within a specified period of time, or in the event of the other party’s insolvency or bankruptcy.

Duke University and Mountain View Pharmaceutical License Agreement

In August 1998, Savient entered into an exclusive, worldwide license agreement with Duke University, or Duke, and Mountain View Pharmaceuticals, or MVP.  Duke developed the recombinant uricase enzyme used in KRYSTEXXA and MVP developed the PEGylation technology used in the manufacture of KRYSTEXXA. Duke and MVP may terminate the agreement if we commit fraud or for our willful misconduct or illegal conduct; upon our material breach of the agreement, if not cured within a specified period of time; upon written notice if we have committed two or more material breaches under the agreement; or in the event of our bankruptcy or insolvency.  Under the terms of the agreement, we are obligated to pay Duke a mid-single digit percentage royalty on our global net sales of KRYSTEXXA and a low-double digit percentage royalty on any global sublicense revenue. We are also obligated to pay MVP a mid-single digit percentage royalty on our net sales of KRYSTEXXA outside of the United States and a low-double digit percentage royalty on any sublicense revenue outside of the United States. Royalties terminate upon last to expire of licensed patents on a country-by-country basis, and royalties are reduced by a mid-double digit percentage in countries that never had patents.

Customers and Information About Geographic Areas

Information regarding our total revenues attributed to United States and non-United States sources in the years ended December 31, 2015, 2014 and 2013, as well as the location of our long-lived assets, is included in Note 14, Segment and Other Information, to our consolidated financial statements included in Item 15 in this Annual Report on Form 10-K.

Research and Development

We devote significant resources to research and development activities associated with our current branded medicines. For the years ended December 31, 2015, 2014 and 2013, we recorded $41.9 million, $17.5 million and $10.1 million, respectively, in research and development expenses.

The following chart depicts our current clinical development pipeline with respect to ACTIMMUNE, RAVICTI, RAYOS and KRYSTEXXA:

ACTIMMUNE

In February 2015, we submitted an IND application to the FDA for ACTIMMUNE in the treatment of FA, a degenerative neuro-muscular disorder. In June 2015, we commenced the Phase 3 STEADFAST study. This Phase 3 trial (NCT02415127) is a randomized, multi-center, double-blind, placebo-controlled study with patients randomized 1:1 to receive subcutaneous doses of either ACTIMMUNE or placebo three times a week for a total of 26 weeks. Approximately 90 patients will be enrolled at four sites in the United States. The primary endpoint will measure the change in neurological outcome and evaluate the effect of ACTIMMUNE versus placebo as measured by the mFARS score, focused on objective neurologic measures such as upper and lower extremity coordination improvement from baseline. The mFARS score is used to measure neurological signs associated with FA, with higher scores reflecting a greater level of disability. In addition to safety and efficacy, the STEADFAST trial will evaluate the pharmacokinetic characteristics of ACTIMMUNE in people with FA. The target date for the full enrollment of 90 patients is the second quarter of 2016, with data anticipated to become available in late 2016. Assuming positive data from the trial, we would plan to submit a supplemental biologics license application in the first quarter of 2017, and given the fast-track designation of ACTIMMUNE for this potential indication, we would request priority review, which, if awarded, would allow us to potentially receive a decision from the FDA within six months of the submission, in the third quarter of 2017.

In July 2015, we announced our collaboration with Fox Chase Cancer Center to study ACTIMMUNE in combination with PD-1/PD-L1 inhibitors in various forms of cancer including advanced urothelial carcinoma (bladder cancer) and renal cell carcinoma. Pre-clinical cell line research has indicated that interferon gamma enhances cellular PD-L1 expression on endothelial cells (inner lining of the blood vessel) and on some tumor cells. By enhancing cellular PD-L1 expression on tumor cells, interferon gamma may promote or enhance the effect of the PD-1 or PD-L1 inhibitors. In December 2015, we announced that an investigator-initiated Phase 1 clinical study had been initiated to evaluate ACTIMMUNE in combination with OPDIVO® (nivolumab), a registered trademark of Bristol-Meyers Squibb, in advanced solid tumors. The Phase 1 open label study will evaluate the combination of ACTIMMUNE and nivolumab in patients with advanced solid tumors who have progressed on at least one prior systemic therapy, which may include prior immunotherapy. Patients will be treated with a one week induction phase of ACTIMMUNE (starting dose 50 mcg/m2 subcutaneously), followed by a combination phase with ACTIMMUNE and nivolumab (3 mg/kg intravenously) for three cycles, followed by a single-agent phase of nivolumab alone for up to one year. The study will primarily assess the safety and tolerability of the combination of ACTIMMUNE and nivolumab. Secondary objectives, including overall response rate, progression free survival and overall survival, will also be assessed, as will various correlative analyses. Initial subject enrollment will occur using a modified 6+6 design, and if endpoints for safety (using dose-limiting toxicity criteria) are met, expansion cohorts in renal cell carcinoma (kidney cancer) and urothelial carcinoma (bladder cancer) are planned for up to 15 patients per cohort.

We are collaborating with Indiana University to study ACTIMMUNE in the treatment of type 2 osteopetrosis, autosomal dominant osteopetrosis, or ADO2. ADO2 is a genetic condition characterized by generalized osteosclerosis predominating in some skeletal sites such as the spine and pelvis. The short‐term, open label treatment trial in ADO2 patients aims to determine if administration of ACTIMMUNE increases biochemical markers of bone turnover, and thus determine if the medicine can completely or partially reverse the defective osteoclastic bone resorption in ADO2 patients. The clinical study is expected to run over a period of three years, and commenced in early 2016.

We are also collaborating with several partners to investigate opportunities for next generation formulations of ACTIMMUNE in current and new indications.

RAVICTI

We are in the process of seeking approval for label expansions for RAVICTI, with assessments in progress studying the use of RAVICTI in patients both from two months to two years (targeted sNDA submission in the second quarter of 2016), and from birth to two months (targeted sNDA submission in the first quarter of 2018). Current FDA approval is for patients from two years of age and older only. In patients with UCDs for which RAVICTI is an FDA-approved medicine, there is a variable age of diagnosis (from newborn to adulthood), and the severity of the disease can be associated with the age of onset and enzymatic deficit. However, a prompt diagnosis and careful management of the disease can lead to good clinical outcomes.

RAYOS

In November 2015, we announced our collaboration with the ALR to study the effect of RAYOS on the fatigue experienced by SLE patients. SLE is a chronic autoimmune disease that causes inflammation and pain in the joints and muscles, as well as overall fatigue. RAYOS is currently indicated for patients with SLE. The first study planned as part of the collaboration is an investigator-initiated, randomized, double-blind, active comparator, cross-over study in which patients will be randomized to receive either prednisone for three months or RAYOS at 10 p.m. for three months, and then switched to the alternative medication for an additional three months. Approximately 62 patients across 25 sites will be enrolled in the United States. The primary endpoint will assess fatigue as measured by Functional Assessment of Chronic Illness Therapy-Fatigue, a 13-question survey to be completed by study participants that focuses on the daily fatigue experienced in patients with chronic illnesses.

We are also collaborating with the University of Alabama at Birmingham School of Medicine in a randomized, open‐label, dose‐ranging study of RAYOS in patients with untreated PMR. The study aims to determine the relative reduction in the severity of morning stiffness of three night time doses (4mg, 7mg, and 10mg) of RAYOS, compared to the reduction after treatment in the morning with immediate-release 15mg prednisone medicines, in newly diagnosed PMR patients. The selected patients will have had no evidence of other systemic inflammatory diseases and will be known to be responsive to standard treatment in the morning with immediate-release 15mg prednisone medicines.

KRYSTEXXA

In January 2016, following our acquisition of Crealta, we assumed responsibility for a study designed to test the potential reduction of immunogenicity in KRYSTEXXA patients, known as the Tolerization Reduces Intolerance to Pegloticase and Prolongs the Urate Lowering Effect, or TRIPLE, study. The TRIPLE study is an investigator-initiated, post-market interventional, exploratory open-label, multicenter study of approximately 20 patients to evaluate the effectiveness of a 16-week high zone tolerance regimen of KRYSTEXXA on response to therapy (serum uric acid <6 mg/dL) in adult hyperuricemic patients with gout refractory to conventional therapy. We are also developing a potential registration study to expand the label should the TRIPLE study show positive results. Success in the TRIPLE study and the subsequent registration study would have the potential to significantly expand the patient population and usage of KRYSTEXXA.

As part of the TRIPLE study, initial, more frequent dosing is being examined to determine if this reduces antibody formation by inducing antigen specific non-responsiveness. This would prevent the formation of anti-pegloticase antibodies and prevent the loss of drug response. This involves evaluating the drug’s lowest trough level, which pharmacokinetically occurs between the first and second doses. Increasing this trough level should suppress the high titer antibody formation. Current labelling states that KRYSTEXXA should be given every two weeks. This study adds one extra dose that occurs one week after the initial dose. Active study will last 16 weeks (10 doses) and will compare responder rates with historical control KRYSTEXXA data. The IND for this trial was filed in August 2015, site selection and final investigator meetings were completed in October 2015 and patient enrollment began in November 2015.

An observational study is also being conducted to satisfy certain conditions in the KRYSTEXXA biologics license application, or BLA, approval letter. A clinical study report was submitted to FDA in February 2016 and the next steps for this study will be established during the first quarter of 2016.

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

We have multiple patents and patent applications related to DUEXIS. Unless otherwise invalidated, those patents expire in 2026. However, under the license agreement with Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc., or collectively Par, Par may enter the market on January 1, 2023, or earlier under certain circumstances.

We have an exclusive license to U.S. and foreign patents and patent applications from SkyePharma covering RAYOS/LODOTRA. If not otherwise invalidated, those in-licensed patents expire between 2024 and 2028. We continue to prosecute and pursue additional patent coverage on RAYOS/LODOTRA and its uses. However, under the Settlement Agreement with Actavis Laboratories FL, Inc. (formerly known as Watson Laboratories, Inc. – Florida), or Actavis, Actavis may enter the market on December 23, 2022, or earlier under certain circumstances.

We also have licenses to U.S. patents and patent applications and trademarks covering VIMOVO from Pozen and AstraZeneca. We co-own other U.S. patents and patent applications with Pozen. If not otherwise invalidated, those in-licensed patents expire between 2016 and 2031. We continue to prosecute and pursue patent protection in the United States to obtain additional patent coverage on VIMOVO and its uses.

We also have ownership of U.S. patents and patent applications covering PENNSAID 2% from Nuvo. We also co-own other U.S. patent applications with Mallinckrodt LLC. If not otherwise invalidated, those patents expire between 2027 and 2030. We continue to prosecute and pursue patent protection in the United States to obtain additional patent coverage on PENNSAID 2% and its uses.

We have licenses to U.S. patents covering ACTIMMUNE. If not otherwise invalidated, those patents expire in 2022. We continue to prosecute and pursue patent protection to obtain additional patent coverage on ACTIMMUNE and its uses.

We also have licenses to U.S. and foreign patents and applications covering KRYSTEXXA. If not otherwise invalidated, those patents expire between 2019 and 2027. We continue to prosecute and pursue patent protection to obtain additional patent coverage on KRYSTEXXA and its uses.

We also have an exclusive license to U.S. and foreign patents from Brusilow Enterprises LLC covering RAVICTI which expire in the United States in 2018 and if extended, in certain countries in Europe in 2021. We also have ownership of U.S. and foreign patents and patent applications covering RAVICTI. If not otherwise invalidated, those patents expire between 2030 and 2032. We continue to prosecute and pursue patent protection to obtain additional patent coverage on RAVICTI and its uses.

We will only be able to protect our technologies and medicines from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. As such, our commercial success will depend in part on receiving and maintaining patent protection and trade secret protection of our technologies and medicines as well as successfully defending these patents against third-party challenges.

In the United States, ACTIMMUNE has been granted orphan-drug designation for the treatment of FA and we anticipate that ACTIMMUNE will receive seven years of orphan drug exclusivity upon approval for that indication in the United States. In the United States, KRYSTEXXA has received 12 years of biologic exclusivity, expiring in 2022, and seven years of orphan drug exclusivity, expiring in 2017.

In the United States, in addition to patent protections, PENNSAID 2% has been granted three years of marketing exclusivity as a Section 505(b)(2) NDA. This marketing exclusivity period for each medicine began upon marketing approval of such medicine and runs in parallel with any patents that have issued or we expect to be issued protecting such medicine. In the United States, RAVICTI has been granted seven years of orphan drug exclusivity. In the EU, RAVICTI received 10 years of marketing exclusivity protection, beginning with its December 2015 marketing authorization. In the EU, LODOTRA has received 10 years of marketing exclusivity protection, beginning with its March 2009 marketing authorization in Germany.

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

•	we may not be successful in any patent litigation to enforce our patent rights, including our pending patent litigation regarding, PENNSAID 2%, RAVICTI and/or VIMOVO;
•	we may not develop additional proprietary technologies or medicine candidates that are patentable; or
•	the patents of others may have an adverse effect on our business.

For a description of our legal proceedings, see Note 17, Legal Proceedings, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

Third-Party Coverage and Reimbursement

In both U.S. and foreign markets, our ability to commercialize our medicines successfully depends in significant part on the availability of coverage and adequate reimbursement to healthcare providers from third-party payors, including, in the United States, government payors such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Third-party payors are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. This is especially true in markets where over-the-counter and generic options exist. Even if coverage is made available by a third-party payor, the reimbursement rates paid for covered medicines might not be adequate. For example, third-party payors may use tiered coverage and may adversely affect demand for our medicines by not covering our medicines or by placing them in a more expensive formulary tier relative to competitive medicines (where patients have to pay relatively more out of pocket than for medicines in a lower tier). We cannot be certain that our medicines will be covered by third-party payors or that such coverage, where available, will be adequate, or that our medicines will successfully be placed on the list of drugs covered by particular health plan formularies. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. The industry competition to be included on such formularies and preferred drug lists often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other therapeutic alternative is available. In addition, because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any medicine to each third-party payor separately with no assurance that approval would be obtained, and we may need to conduct pharmacoeconomic studies to demonstrate the cost effectiveness of our medicines for formulary coverage and reimbursement. Even with studies, our medicines may be considered less safe, less effective or less cost-effective than competitive medicines, and third-party payors may not provide coverage and adequate reimbursement for our medicines or our medicine candidates. These pricing and reimbursement pressures may create negative perceptions to any medicine price increases, or limit the amount we may be able to increase our medicine prices, which may adversely affect our medicine sales and results of operations. Where coverage and reimbursement are not adequate, physicians may limit how much or under what circumstances they will prescribe or administer such medicines, and patients may decline to purchase them. This, in turn, could affect our ability to successfully commercialize our medicines and impact our profitability, results of operations, financial condition, and future success.

The U.S. market has seen a trend in which retail pharmacies have become increasingly involved in determining which prescriptions will be filled with the requested medicine or a substitute medicine, based on a number of factors, including potentially perceived medicine costs and benefits, as well as payor substitution policies. Many states have in place requirements for prescribers to indicate “dispense as written” on their prescriptions if they do not want pharmacies to make substitutions; these requirements are varied and not consistent across states. We may need to increasingly spend time and resources to ensure the prescriptions written for our medicines are filled as written, where appropriate.

Coverage policies, third-party reimbursement rates and medicine pricing regulation may change at any time. Even if favorable coverage and adequate reimbursement status is attained for one or more medicines that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose extensive requirements upon the clinical development, pre-market approval, manufacture, labeling, marketing, promotion, pricing, import, export, storage and distribution of medicines. These agencies and other regulatory agencies regulate research and development activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, storage, recordkeeping, advertising and promotion of drugs and biologics. Failure to comply with applicable FDA or foreign regulatory agency requirements may result in Warning Letters, fines, civil or criminal penalties, suspension or delays in clinical development, recall or seizure of medicines, partial or total suspension of production or withdrawal of a medicine from the market.

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act and its implementing regulations and biologics additionally under the Public Health Service Act. The process required by the FDA before medicine candidates may be marketed in the United States generally involves the following:

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually;
•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the medicine candidate for each proposed indication;
•

submission to the FDA of an NDA or BLA, as appropriate, after completion of all pivotal clinical trials to demonstrate the safety, purity and potency of the medicine candidate for the indication for use;

•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with the FDA’s current good manufacturing practices regulations for pharmaceuticals, or cGMPs; and

•	FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the medicine in the United States.

The development and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our medicine candidates will be granted on a timely basis, if at all.

The results of preclinical tests (which include laboratory evaluation as well as GLP studies to evaluate toxicity in animals) for a particular medicine candidate, together with related manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during medicine development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice regulations and regulations for informed consent and privacy of individually identifiable information. Similar requirements to the U.S. IND are required in the EEA and other jurisdictions in which we may conduct clinical trials.

Clinical Trials. For purposes of NDA or BLA submission and approval, clinical trials are typically conducted in the following sequential phases, which may overlap:

•

Phase 1. Studies are initially conducted in a limited population to test the medicine candidate for safety, dose tolerance, absorption, distribution, metabolism, and excretion, typically in healthy humans, but in some cases in patients.

•

Phase 2. Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, explore the initial efficacy of the medicine for specific targeted indications and to determine dose range or pharmacodynamics. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3. These are commonly referred to as pivotal studies. When Phase 2 evaluations demonstrate that a dose range of the medicine is effective and has an acceptable safety profile, Phase 3 clinical trials are undertaken in large patient populations to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial centers.

•

Phase 4. The FDA may approve an NDA or BLA for a medicine candidate, but require that the sponsor conduct additional clinical trials to further assess the medicine after approval under a post marketing commitment or post marketing requirement. In addition, a sponsor may decide to conduct additional clinical trials after the FDA has approved a medicine. Post-approval trials are typically referred to as Phase 4 clinical trials.

The results of drug development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA, as appropriate. Applications also must contain extensive chemistry, manufacturing and control information. Applications must be accompanied by a significant user fee. Once the submission has been accepted for filing, the FDA’s goal is to review applications within 12 months of submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, eight months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA will typically conduct a pre-approval inspection of the manufacturer to ensure that the medicine can be reliably produced in compliance with cGMPs and will typically inspect certain clinical trial sites for compliance with good clinical practice, or GCP. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations. The FDA may deny approval of an application by issuing a Complete Response Letter if the applicable regulatory criteria are not satisfied. A Complete Response Letter may require additional clinical data and/or trial(s), and/or other significant, expensive and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Approval may occur with boxed warnings on medicine labeling or Risk Evaluation and Mitigation Strategies, or REMS, which limit the labeling, distribution or promotion of a medicine. Once issued, the FDA may withdraw medicine approval if ongoing regulatory requirements are not met or if safety problems occur after the medicine reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety effects of approved medicines which have been commercialized and the FDA has the power to prevent or limit further marketing of a medicine based on the results of these post-marketing programs or other information.

Orphan Medicines. Under the Orphan Drug Act, the FDA may designate a medicine as an “orphan drug” if it is intended to treat a rare disease or condition, meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a medicine available in the United States for treatment of the disease or condition will be recovered from sales of the medicine.  A company must request orphan drug designation before submitting an NDA for the drug and rare disease or condition.  If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use.  Orphan drug designation does not shorten the Prescription Drug User Fee Act, or PDUFA, goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.

If a medicine with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the medicine generally will receive orphan drug exclusivity.  Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances.  Orphan exclusivity does not block the approval of a different drug for the same rare disease or condition, nor does it block the approval of the same drug for different indications.  If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another medicine under certain circumstances, including if a subsequent medicine with the same drug for the same indication is shown to be clinically superior to the approved medicine on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand.

In the EU, Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a medicine can be designated as an orphan medicinal product by the EC if its sponsor can establish: that the medicine is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives the medicinal product is unlikely to be developed.  For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees.  However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this medicine is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Other Regulatory Requirements. Medicines manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping, annual medicine quality review, payment of medicine and manufacturing establishment fees and reporting requirements. Adverse event experience with the medicine must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Our medicines may be subject to REMS requirements that affect labeling, distribution or post market reporting. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form 483 and Untitled Letters or Warning Letters that could cause us or our third-party manufacturers to modify certain activities. A Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated cGMP or other FDA regulations or guidelines. In addition to Form 483 notices and Untitled Letters or Warning Letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of medicine, injunctive action, import alert or possible civil penalties. The FDA may also require us to recall a drug from distribution or withdraw approval for that medicine.

The FDA closely regulates the post-approval marketing and promotion of pharmaceuticals, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet, including certain social media activities. Medicines may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the medicine, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental application, which may require us to develop additional data or conduct additional preclinical studies and clinical trials. Failure to comply with these requirements can result in adverse publicity, Warning Letters or “untitled letters”, corrective advertising and potential administrative, civil and criminal penalties, as well as damages, fines, withdrawal of regulatory approval, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to sell our medicines or operate our business and also adversely affect our financial results.

Physicians may, in their independent medical judgment, prescribe legally available pharmaceuticals for uses that are not described in the medicine’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use. Additionally, a significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of medicines for off-label uses and other sales practices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, false claims laws, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of medicines for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If our promotional activities, including any promotional activities that a contracted sales force may perform on our behalf, fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved medicine from the market, require corrective advertising or a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business. In addition, the distribution of prescription medicines is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription medicine samples and impose requirements to ensure accountability in distribution, including a drug pedigree which tracks the distribution of prescription drugs. Further, under the Drug Quality and Security Act, drug manufacturers are subject to a number of requirements, including, medicine identification, tracing and verification, among others, that are designed to detect and remove counterfeit, stolen, contaminated or otherwise potentially harmful drugs from the U.S. drug supply chain. These requirements will be phased in over several years and compliance will likely increase the costs of the manufacture and distribution of drug medicines.

Outside the United States, the ability of our partners and us to market a medicine is contingent upon obtaining marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from country to country and region to region.

The EU and the EEA consist of the 28 Member States of the EU, plus Norway, Iceland and Liechtenstein which are Member States of the EEA. These Member States have all acceded to the single market rules governing the supervision of medicinal products. Under the prevailing rules, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are three procedures for a marketing authorization to be obtained:

•

the Centralized MA, which is issued by the EC through the Centralized Procedure, based on the scientific opinion of the CHMP of the EMA, and which is valid throughout the entire territory of the EU/EEA. When decisions on granting of a Centralized MA are taken by the EU, the EEA Member States will take corresponding decisions on the basis the relevant acts to permit marketing of medicinal products. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EU/EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

•

Decentralized Procedure MAs are available for products not falling within the mandatory scope of the Centralized Procedure. An identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS, to lead the evaluation of the regulatory submission. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet as distilled from the preliminary evaluation, which are sent to the other Member States (referred to as the Concerned Member States, or CMS, for their approval. If the CMS raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the RMS records the agreement, closes the procedure and informs the applicant accordingly. Each Member State concerned by the procedure is required to adopt a national decision to grant a national MA in conformity with the approved assessment report, SmPC and the labelling and package leaflet as approved. Where a product has already been authorized for marketing in a Member State of the EEA, the granted national MA can be used for mutual recognition in other Member States through the Mutual Recognition Procedure, or MRP resulting in progressive national approval of the product in the EU/EEA.

•

National MAs, which are issued by a single competent authority of the Member States of the EEA and only covers their respective territory, are also available for products not falling within the mandatory scope of the Centralized Procedure. Once a product has been authorized for marketing in a Member State of the EEA through the National Procedure, this National MA can also be recognized in other Member States through the MRP.

Under the procedures described above, before granting the MA, the EMA or the competent authority(ies) of the Member State(s) of the EEA prepare an assessment of the risk-benefit balance of the product against the scientific criteria concerning its quality, safety and efficacy.

Under Regulation (EC) No 726/2004/EC and Directive 2001/83/EC (each as amended), the EU has adopted a harmonized approach to data and market protection or exclusivity (known as the 8 + 2 + 1 formula). The data exclusivity period begins to run on the date when the first MA is granted in the EU.  It confers on the MA holder of the reference medicinal product eight years of data protection and 10 years of market protection. A reference medicinal product is defined to mean a medicinal product authorized based on a full dossier consisting of pharmaceutical and preclinical testing results and clinical trial data, such as a medicinal product containing a new active substance.  The 10-year market protection can be extended cumulatively to a maximum period of 11 years if during the first eight years of those ten years of protection period, the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.

The protection period means that an applicant for a generic medicinal product is not permitted to rely on preclinical pharmacological, toxicological, and clinical data contained in the file of the reference medicinal product of the originator until the first eight years of data protection have expired. Thereafter, a generic product application may be submitted and generic companies may rely on the preclinical and clinical data relating to the reference medicinal product to support approval of the generic product. However, a generic cannot market until ten years have elapsed from the initial authorization of the reference medicinal product or eleven years if the protection period is extended, based on the formula of 8+2+1.

The 8 + 2 + 1 exclusivity scheme applies to products that have been authorized in the EU by either the EMA through the Centralized Procedure or the competent authorities of the Member States of the EEA nationally albeit through the Decentralized, or Mutual Recognition procedures.

For a medicinal product which is designated as orphan under Regulation 141/2000, it will benefit from a period of 10 years of orphan market exclusivity which essentially constitutes a period of market monopoly. During this period of orphan market exclusivity, no EU regulatory authority is permitted to accept or approve an application for marketing authorization for a similar medicinal product or an extension application for the same therapeutic indication. This period can be extended cumulatively to a total of 12 years if the marketing authorization holder or applicant complies with the requirements for an agreed pediatric investigation plan pursuant to Regulation 1901/2006.

The holder of a Centralized MA or National MA is subject to various obligations under the applicable EU laws, such as pharmacovigilance obligations, requiring it to, among other things, report and maintain detailed records of adverse reactions, and to submit periodic safety update reports to the competent authorities. The holder must also ensure that the manufacturing and batch release of its product is in compliance with the applicable requirements. The MA holder is further obligated to ensure that the advertising and promotion of its products complies with applicable EU laws and industry code of practice as implemented in the domestic laws of the Member States of the EU/EEA. The advertising and promotional rules are enforced nationally by the EU/EEA Member States.

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

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute may have been violated, and enforcement will depend on the relevant facts and circumstances. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute to state that a person or entity needs not have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or to have offered improper inducements to federal health care program beneficiaries to select a particular provider or supplier. The federal Anti-Kickback Statute is broad, and despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. In addition, where such activities involve foreign government officials, they may also potentially be subject to the Foreign Corrupt Practices Act. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities, including our activities with physician customers, pharmacies, and patients, as well as our activities pursuant to partnerships with other companies and pursuant to contracts with contract research organizations, could be subject to challenge under one or more of such laws.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. In addition, the ACA specified that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The federal False Claims Act has been the basis for numerous enforcement actions and settlements by pharmaceutical and other healthcare companies in connection with various alleged financial relationships with customers. In addition, a number of pharmaceutical manufacturers have reached substantial financial settlements in connection with allegedly causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. Certain marketing practices, including off-label promotion, may also violate false claims laws, as might violations of the federal physician self-referral laws, such as the Stark laws, which prohibit a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest and prohibit submission of a claim for reimbursement pursuant to a prohibited referral. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted similar fraud and abuse statutes or regulations, including, without limitation, false claims laws analogous to the False Claims Act, and laws analogous to the federal Anti-Kickback Statute, that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor, and there are also federal criminal false claims laws.

Separately, there are a number of other fraud and abuse laws that pharmaceutical manufacturers must be mindful of, particularly after a medicine candidate has been approved for marketing in the United States. For example, a federal criminal law enacted as part of, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. There are also federal civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, as well as federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Healthcare Privacy and Security Laws. We may be subject to, or our marketing activities may be limited by, HIPAA, as amended by the Health Information Technology and Clinical Health Act and their respective implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. Among other things, HIPAA’s privacy and security standards are directly applicable to “business associates” — independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. In addition to possible civil and criminal penalties for violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In the EU/EEA, Directive 95/46/EEC (as amended) or its successor applies to identified or identifiable personal data processed by automated means (e.g. a computer database of customers) and data contained in, or intended to be part of, non-automated filing systems (traditional paper files) as well as transfer of such data to a country outside of the EU/EEA.

“Sunshine” and Marketing Disclosure Laws. There are an increasing number of federal and state “sunshine” laws that require pharmaceutical manufacturers to make reports to states on pricing and marketing information. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, and make periodic public disclosures on sales and marketing activities, and prohibiting certain other sales and marketing practices. In addition, a similar recently implemented federal requirement requires manufacturers, including pharmaceutical manufacturers, to track and report to the federal government certain payments and other transfers of value made to physicians and other healthcare professionals and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. The federal government began disclosing the reported information on a publicly available website in 2014. These laws may adversely affect our sales, marketing, and other activities with respect to our medicines in the United States by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities. In the EU/EEA, declaration of transfers of value to healthcare professionals is subject to the requirements under the voluntary industry code of practice. France however has a statutory regime similar to the US Sunshine Act.

Government Price Reporting. For those marketed medicines which are covered in the United States by the Medicaid programs, we have various obligations, including government price reporting and rebate requirements, which generally require medicines be offered at substantial rebates/discounts to Medicaid and certain purchasers (including “covered entities” purchasing under the 340B Drug Discount Program). We are also required to discount such medicines to authorized users of the Federal Supply Schedule of the General Services Administration, under which additional laws and requirements apply. These programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates could subject us to substantial penalties. One component of the rebate and discount calculations under the Medicaid and 340B programs, respectively, is the “additional rebate”, a complex calculation which is based, in part, on the rate at which a branded drug price increases over time more than the rate of inflation (based on the CPI-U).  This comparison is based on the baseline pricing data for the first full quarter of sales associated with a branded drug’s NDA, and baseline data cannot generally be reset, even on transfer of the NDA to another manufacturer.  This “additional rebate” calculation can, in some cases where price increase have been relatively high versus the first quarter of sales of the NDA, result in Medicaid rebates up to 100 percent of a drug’s “average manufacturer price” and 340B prices of one penny. Subject to the control of Directive 89/105/EEC, pricing and reimbursement in the EU/EEA is governed by national rules and policy and may vary from Member State to Member State.

In General. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities, in the United States, could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant civil and criminal penalties, damages, fines, imprisonment, exclusion from participation in U.S. federal or state healthcare programs, and the curtailment or restructuring of our operations. To the extent that any medicine we make is sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, sunshine, government price reporting, and fraud laws may prove costly.

Impact of Healthcare Reform and Recent Public Scrutiny of Specialty Drug Pricing on Coverage, Reimbursement, and Pricing. In the United States and other potentially significant markets for our medicines, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative medicines and therapies, which has resulted in lower average selling prices. Further, the increased scrutiny of prescription drug pricing practices and emphasis on managed healthcare in the United States and on country-specific and regional pricing and reimbursement controls in the EU will put additional pressure on medicine pricing, reimbursement and usage, which may adversely affect our future medicine sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our medicines profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs (including a number of proposals pertaining to prescription drugs, specifically), improving quality and/or expanding access. There has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices over the course of 2015, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods.  There have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  In the United States, the pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the ACA. The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug medicines. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. The ACA, compounded by the intense public scrutiny of drug pricing in the United States, is likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to 2 percent per fiscal year, starting in 2013, and the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding. In the future, there will likely continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of medicines, including our medicine candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our medicines.

Irish Law Matters

As a result of the Vidara Merger, the outstanding shares of the common stock of Horizon Pharma, Inc. were canceled and automatically converted into the right to receive our ordinary shares. As we are an Irish-incorporated company, the following matters of Irish law are relevant to the holders of our ordinary shares.

Irish Restrictions on Import and Export of Capital. Except as indicated below, there are no restrictions imposed specifically on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act 1992 gives power to the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the EU. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition. The Criminal Justice (Terrorist Offences) Act 2005 also gives the Minister of Finance of Ireland the power to take various measures, including the freezing or seizure of assets, in order to combat terrorism. At present the Financial Transfers Act 1992 and the Criminal Justice (Terrorist Offences) Act. prohibits financial transfers involving the late Slobodan Milosevic and associated persons, Republic of Guinea-Bissau, Myanmar/Burma, Belarus, certain persons indicted by the International Criminal Tribunal for the former Yugoslavia, the late Osama bin Laden, Al-Qaida, the Taliban of Afghanistan, Democratic Republic of Congo, Democratic People’s Republic of Korea (North Korea), Iran, Iraq, Côte d’Ivoire, Lebanon, Liberia, Zimbabwe, Sudan, Somalia, Republic of Guinea, Afghanistan, Egypt, Eritrea, Libya, Syria, Tunisia, certain known terrorists and terrorist groups, and countries that harbor certain terrorist groups, without the prior permission of the Central Bank of Ireland or the Minister of Finance (as applicable).

Any transfer of, or payment in respect of, a share or interest in a share involving the government of any country that is currently the subject of United Nations sanctions, any person or body controlled by any of the foregoing, or by any person acting on behalf of the foregoing, may be subject to restrictions pursuant to such sanctions as implemented into Irish law.

Irish Taxes Applicable to U.S. Holders

Withholding Tax on Dividends. While we have no current plans to pay dividends, dividends on our ordinary shares would generally be subject to Irish Dividend Withholding Tax, or DWT, at the standard rate of income tax (currently 20 percent), unless an exemption applies.

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

Capital Acquisitions Tax. Irish capital acquisitions tax, or CAT, is composed principally of gift tax and inheritance tax. CAT could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares are regarded as property situated in Ireland as our share register must be held in Ireland. The person who receives the gift or inheritance has primary liability for CAT.

CAT is levied at a rate of 33 percent above certain tax-free thresholds. The appropriate tax-free threshold is dependent upon (i) the relationship between the donor and the donee and (ii) the aggregation of the values of previous gifts and inheritances received by the donee from persons within the same category of relationship for CAT purposes. Gifts and inheritances passing between spouses are exempt from CAT. Our shareholders should consult their own tax advisers as to whether CAT is creditable or deductible in computing any domestic tax liabilities.

Stamp Duty. Irish stamp duty (if any) may become payable in respect of ordinary share transfers. However, a transfer of our ordinary shares from a seller who holds shares through DTC to a buyer who holds the acquired shares through DTC will not be subject to Irish stamp duty. A transfer of our ordinary shares (i) by a seller who holds ordinary shares outside of DTC to any buyer, or (ii) by a seller who holds the ordinary shares through DTC to a buyer who holds the acquired ordinary shares outside of DTC, may be subject to Irish stamp duty (currently at the rate of 1 percent of the price paid or the market value of the ordinary shares acquired, if greater). The person accountable for payment of stamp duty is the buyer or, in the case of a transfer by way of a gift or for less than market value, all parties to the transfer.

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

Employees

As of December 31, 2015, we had approximately 750 full-time employees. Of our employees as of December 31, 2015, approximately 85 were engaged in development, regulatory and manufacturing activities, approximately 520 were engaged in sales and marketing and approximately 145 were engaged in administration, including business development, finance, legal, information systems, facilities and human resources. None of our employees is subject to a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

Risks Related to Our Business and Industry

Our ability to generate revenues from our medicines is subject to attaining significant market acceptance among physicians, patients and healthcare payors.

Our current medicines, and other medicines or medicine candidates that we may develop or acquire, may not attain market acceptance among physicians, patients, healthcare payors or the medical community. We have a limited history of commercializing medicines and most of our medicines have not been on the market for an extensive period of time, which subjects us to numerous risks as we attempt to increase our market share. We believe that the degree of market acceptance and our ability to generate revenues from our medicines will depend on a number of factors, including:

•	timing of market introduction of our medicines as well as competitive medicines;
•	efficacy and safety of our medicines;
•	continued projected growth of the markets in which our medicines compete;
•	prevalence and severity of any side effects;
•	if and when we are able to obtain regulatory approvals for additional indications for our medicines;
•

acceptance by patients, primary care physicians and key specialists, including rheumatologists, orthopedic surgeons, pain specialists and specialists in pediatric immunology, allergy, infectious diseases and hematology/oncology;

•	availability of coverage and adequate reimbursement and pricing from government and other third-party payors;
•	potential or perceived advantages or disadvantages of our medicines over alternative treatments, including cost of treatment and relative convenience and ease of administration;
•	strength of sales, marketing and distribution support;
•	the price of our medicines, both in absolute terms and relative to alternative treatments;
•	impact of past and limitation of future medicine price increases;
•	our ability to maintain a continuous supply of medicine for commercial sale;
•	the effect of current and future healthcare laws;
•	the performance of third-party distribution partners, over which we have limited control; and
•	medicine labeling or medicine insert requirements of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities.

With respect to DUEXIS and VIMOVO, studies indicate that physicians do not commonly co-prescribe gastrointestinal, or GI, protective agents to high-risk patients taking nonsteroidal anti-inflammatory drugs, or NSAIDs. We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs regarding the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions. If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS and VIMOVO will be limited. Some physicians may also be reluctant to prescribe DUEXIS or VIMOVO due to the inability to vary the dose of ibuprofen and naproxen, respectively, or if they believe treatment with NSAIDs or GI protective agents other than those contained in DUEXIS and VIMOVO, including those of its competitors, would be more effective for their patients. With respect to each of DUEXIS, PENNSAID 2%, RAYOS/LODOTRA, VIMOVO and BUPHENYL, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payors. With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to further penetrate this limited market and obtain marketing approval for additional indications. With respect to RAVICTI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI. With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales and marketing strategies and life cycle management, including studies designed to test reduction of immunogenicity in KRYSTEXXA which could expand the patient population and usage of KRYSTEXXA. With respect to MIGERGOT, our ability to sustain sales will depend on the management of inventory levels and the continued awareness of its benefits among physicians. If our current medicines or any other medicine that we may seek approval for or acquire fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

Our future prospects are highly dependent on our ability to successfully formulate and execute commercialization strategies for each of our medicines.  Failure to do so would adversely impact our financial condition and prospects.

A substantial majority of our resources are focused on the commercialization of our current medicines. Our ability to generate significant medicine revenues and to achieve commercial success in the near-term will initially depend almost entirely on our ability to successfully commercialize these medicines in the United States. While DUEXIS has been approved for marketing in the United Kingdom, or U.K., it is not approved in any other countries in Europe and we do not expect the opportunity for DUEXIS in Europe to be material. Furthermore, the marketing approval in the U.K. will expire in March 2016 and we do not intend to renew this approval. Therefore, we expect that our ability to successfully commercialize DUEXIS will depend on our sales and marketing efforts in the United States. Following our acquisition of the U.S. rights to VIMOVO in November 2013 and PENNSAID 2% in October 2014, our strategy has included bringing both medicines’ pricing in-line with DUEXIS and other branded NSAIDs, thereby significantly increasing the value we realize per prescription, and also increasing sales and marketing support to drive volume growth in prescriptions. We cannot guarantee that this strategy will continue to be effective generally, due to negative reactions to price increases or otherwise. Our strategy for RAYOS is to solely focus on the rheumatology indications approved for RAYOS where our Phase 3 clinical trial data supports our commercial plans. Our strategy with respect to ACTIMMUNE includes pursuing label expansion for additional indications, such as Friedreich’s ataxia, or FA, and price increases but we cannot be certain that our pricing strategy will not result in downward pressure on sales or that we will be able to successfully complete clinical trials and obtain regulatory approvals in additional indications. Although LODOTRA is approved for marketing in more than 35 countries outside the United States, to date it has only been marketed in a limited number of countries. While we anticipate that LODOTRA will be marketed in additional countries as our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, formulates its reimbursement strategy, the ability to market LODOTRA in additional countries will depend on Mundipharma’s ability to obtain reimbursement approvals in these countries.

Our strategy with respect to RAVICTI includes accelerating the transition of UCD patients from BUPHENYL or generic equivalents to RAVICTI, increasing the diagnosis of UCD and treatment of untreated UCD patients through patient and physician outreach, and increasing the price of the medicine. Part of our success in our strategy will be obtaining favorable results from an on-going study of the use of RAVICTI to treat UCD in patients less than two years of age, the timely submission of a supplemental new drug application and approval of RAVICTI for the treatment in UCD in patients less than two years of age, and we cannot guarantee that any of these events will occur on our anticipated timeline or at all. In November 2015, we received approval of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, for RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric UCD patients greater than two months of age. This authorizes us to market RAVICTI in all 28 Member States of the European Union, or EU, and will form the basis for recognition by the Member States of the European Economic Area, namely Norway, Iceland and Liechtenstein, for the medicine to be placed on the market. While we expect to commercially launch RAVICTI in Europe in 2017, we cannot guarantee we will be able to successfully implement our commercial plans for RAVICTI in Europe. Our strategy with respect to KRYSTEXXA includes the expansion of our salesforce to approximately 80 rheumatology sales specialists, the planned enhancement of the KRYSTEXXA marketing campaign with improved immunogenicity data, continued volume growth and pricing optimization.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.

Part of our strategy is to continue to build a biopharmaceutical company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets in Europe where we have commercial rights. We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights. Prior to our commercial launch of DUEXIS in the United States in December 2011, we did not have any experience commercializing medicines on our own. In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Although we had expanded our sales force to approximately 395 sales representatives as of December 31, 2015, consisting of approximately 15 orphan disease sales representatives, 340 primary care sales representatives and 40 rheumatology sales specialists, we currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

As a result of the evolving role of various constituents in the prescription decision making process, we adjusted the profile of the sales representatives we hire for our primary care and rheumatology business units from those with traditional pharmaceutical sales experience to those with successful business to business experience. For example, we have faced challenges due to pharmacists increasingly switching a patient’s intended prescription from DUEXIS and VIMOVO to a generic or over-the-counter brand of their active ingredients. We have faced similar challenges for RAYOS, BUPHENYL and PENNSAID 2% with respect to generic brands. While we believe the profile of our representatives is better suited for this evolving environment, we cannot be certain that our representatives will be able to successfully protect our market for DUEXIS, PENNSAID 2%, RAYOS, MIGERGOT and VIMOVO or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel. To the extent we rely on additional third parties to commercialize any approved medicines, we may receive less revenue than if we commercialized these medicines ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts. In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization, we may not be able to commercialize our medicines and medicine candidates and execute on our business plan.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize our medicines in the United States will be harmed.

As we recently acquired additional medicines through acquisition transactions, the members of our sales force may have limited experience promoting these medicines. To the extent we have retained the sales forces promoting recently-acquired medicines, we may not be successful in continuing to retain these employees and we otherwise have limited experience marketing these medicines under our commercial organization. As a result, we are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense our medicines. In addition, we must train our sales force to ensure that a consistent and appropriate message about our medicines is being delivered to our potential customers. Our sales representatives may also experience challenges promoting multiple medicines when we call on physicians and their office staff. We have experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate physicians about the benefits of our medicines and their proper administration and label indication, as well as our access programs, our efforts to successfully commercialize our medicines could be put in jeopardy, which could have a material adverse effect on our financial condition, share price and operations.

If we cannot successfully implement our patient access programs in the face of increasing pressure to reduce the price of medications, the adoption of our medicines by physicians, patients and payors may decline.

There continues to be immense pressure from healthcare payors and pharmacy benefit managers, or PBMs, to use less expensive generics or over-the-counter brands instead of branded medicines. For example, two of the largest PBMs have placed DUEXIS and VIMOVO on their formulary exclusion lists. Additional healthcare plans, including those that contract with these PBMs but use different formularies, may also choose to exclude our medicines from their formularies or restrict coverage to situations where a generic or over-the-counter medicine has been tried first.  Many payors and PBMs also require patients to make co-payments for branded medicines, including many of our medicines, in order to incentivize the use of generic or other lower-priced alternatives instead.  Legislation enacted in most states in the United States allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician. Because our medicines (other than BUPHENYL) do not currently have FDA-approved generic equivalents in the United States, we do not believe our medicines should be subject to mandatory generic substitution laws. However we understand that some pharmacies may attempt to obtain physician authorization to switch prescriptions for DUEXIS or VIMOVO to prescriptions for multiple generic medicines with similar active pharmaceutical ingredients, or APIs, to ensure payment for the medicine if the physician’s prescription for the branded medicine is not immediately covered by the payor, despite such substitution being off-label in the case of DUEXIS. If these limitations in coverage and other incentives result in patients refusing to fill prescriptions or being dissatisfied with the out-of-pocket costs of their medications, or if pharmacies otherwise seek and receive physician authorization to switch prescriptions, not only would we lose sales on prescriptions that are ultimately not filled, but physicians may be dissuaded from writing prescriptions for our medicines in the first place in order to avoid potential patient non-compliance or dissatisfaction over medication costs, or to avoid spending the time and effort of responding to pharmacy requests to switch prescriptions.

A part of our commercial strategy to increase adoption and access to our medicines in the face of these incentives to use generic alternatives is to offer physicians to have their patients fill their prescriptions through independent pharmacies participating in our HorizonCares access program. Through HorizonCares, financial assistance may be available to reduce eligible patient’s out-of-pocket costs for prescriptions filled. Because of this assistance, the eligible patient’s out-of-pocket cost for our medicines when dispensed through HorizonCares may be significantly lower than such costs when our medicines are dispensed outside of the HorizonCares program. However, to the extent physicians do not direct prescriptions currently filled through traditional pharmacies, including those associated with or controlled by PBMs, to pharmacies participating in our HorizonCares program, we may experience a significant decline in DUEXIS, VIMOVO and PENNSAID 2% prescriptions as a result of formulary exclusions, co-payment requirements or other incentives to use cheaper alternatives to our medicines. Our ability to increase utilization of our access programs will depend on physician and patient awareness and comfort with the programs, and we have limited ability to influence whether physicians use our access programs to prescribe our medicines or whether patients will agree to receive our medicines through the HorizonCares program. In addition, the HorizonCares program is not available to federal health care program (such as Medicare and Medicaid) beneficiaries. If we are unable to increase adoption of HorizonCares for filling prescriptions of our medicines, our ability to maintain or increase prescriptions for our medicines could be impaired.

There has been recent negative publicity regarding the use of specialty pharmacies and drug pricing.  Our patient access programs are not involved in the prescribing of medicines, and are solely to assist in ensuring that when a physician determines one of our medicines offers a potential clinical benefit to their patients and they prescribe one for an eligible patient, financial assistance may be available to reduce the patient’s out-of-pocket costs. In addition, all pharmacies that fill prescriptions for our medicines are fully independent, including those that participate in HorizonCares. We do not own or possess any option to purchase an ownership stake in any pharmacy that distributes our medicines, and our relationship with each pharmacy is non-exclusive and arm’s length. All of our sales are processed through pharmacies independent of the Company.  Despite this, the recent negative publicity regarding specialty pharmacies may result in physicians being less willing to participate in our patient access programs and thereby limit our ability to increase patient access and adoption of our medicines.

We may also encounter difficulty in forming and maintaining relationships with pharmacies that participate in our patient access programs.  We currently depend on a limited number of pharmacies participating in HorizonCares to fulfill patient prescriptions under the HorizonCares program. If these HorizonCares participating pharmacies are unable to process and fulfill the volume of patient prescriptions directed to them under the HorizonCares program, our ability to maintain or increase prescriptions for our medicines will be impaired. The commercialization of our medicines and our operating results could be affected should any of the HorizonCares participating pharmacies choose not to continue participation in our HorizonCares program or by any adverse events at any of those HorizonCares participating pharmacies. For example, pharmacies that dispense our medicines could lose contracts that they currently maintain with managed care organizations, or MCOs, including PBMs.  Pharmacies often enter into agreements with MCOs.  They may be required to abide by certain terms and conditions to maintain access to MCO networks, including terms and conditions that could limit their ability to participate in patient access programs like ours.  Failure to comply with the terms of their agreements with MCOs could result in a variety of penalties, including termination of their agreement, which could negatively impact the ability of those pharmacies to dispense our medicines and collect reimbursement from MCOs for such medicines.

The HorizonCares program may implicate certain state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. We have a compliance program in place to address adherence with various laws and regulations relating to the selling, marketing, and manufacturing of our medicines, as well as certain third-party relationships, including pharmacies. Specifically with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in the HorizonCares program, to confirm their activities, adjudication and practices are consistent with our compliance policies and guidance. Despite our compliance efforts, to the extent the HorizonCares program is found to be inconsistent with applicable laws or the pharmacies that participate in our patient access programs do not comply with applicable laws, we may be required to restructure or discontinue such programs, terminate our relationship with certain pharmacies, or be subject to other significant penalties. In November 2015, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents and information related to our patient assistance programs and other aspects of our marketing and commercialization activities. We are unable to predict how long this investigation will continue or its outcome, but we anticipate that we may incur significant costs in connection with the investigation, regardless of the outcome. We may also become subject to similar investigations by other governmental agencies. The investigation by the U.S. Attorney’s Office and any additional investigations of our patient assistance programs may result in damages, fines, penalties or other administrative sanctions against us.

Even if we are successful in increasing the use our patient access programs, these programs may become too costly for us to maintain if we are unable to maintain or enhance payor reimbursement of our medicines.  The aggregate commercial value of our patient access programs for the year ended December 31, 2015 was approximately $1,020 million.  If additional formularies place our medicines on their exclusion lists or increase the co-payments applicable to our medicines, our cost of ensuring that patients have low-cost access to our medicines will increase and our profitability could decline.  If the cost of maintaining our patient access programs increases relative to our sales revenues, we could be forced to reduce the amount of patient financial assistance that we offer or otherwise scale back or eliminate such programs, which could in turn have a negative impact on physicians’ willingness to prescribe and patients’ willingness to fill prescriptions of our medicines.

If we are unable to successfully implement our commercial plans and facilitate adoption by patients and physicians of any approved medicines through our sales, marketing and commercialization efforts then we will not be able to generate sustainable revenues from medicine sales which will have a material adverse effect on our business and prospects.

We are solely dependent on third parties to commercialize certain of our medicines outside the United States. Failure of these third parties or any other third parties to successfully commercialize our medicines and medicine candidates in the applicable jurisdictions could have a material adverse effect on our business.

We rely on Mundipharma for commercialization of LODOTRA in various European countries and certain Asian, Latin American, Middle Eastern, African and other countries. We rely on other third-party distributors for commercialization of BUPHENYL in certain territories outside the United States for which we currently have rights. We have limited contractual rights to force these third parties to invest significantly in commercialization of LODOTRA or BUPHENYL in our markets. In the event that Mundipharma, our current ex-U.S. distributors for BUPHENYL, or any other third-party with any future commercialization rights to any of our medicines or medicine candidates fail to adequately commercialize those medicines or medicine candidates because they lack adequate financial or other resources, decide to focus on other initiatives or otherwise, our ability to successfully commercialize our medicines or medicine candidates in the applicable jurisdictions would be limited, which would adversely affect our business, financial condition, results of operations and prospects. We have had disagreements with Mundipharma under our European agreements and may continue to have disagreements, which could harm commercialization of LODOTRA in Europe or result in the termination of our agreements with Mundipharma. We also rely on Mundipharma’s ability to obtain regulatory approval for LODOTRA in certain Asian, Latin American, Middle Eastern, African and other countries. In addition, our agreements with Mundipharma and our agreements with our current ex-U.S. distributors for BUPHENYL may be terminated by either party in the event of a bankruptcy of the other party or upon an uncured material breach by the other party. If these third parties terminated their agreements, we may not be able to secure an alternative distributor in the applicable territory on a timely basis or at all, in which case our ability to generate revenues from the sale of LODOTRA or BUPHENYL outside the United States would be materially harmed.

Our medicines are subject to extensive regulation, and we may not obtain additional regulatory approvals for our medicines.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution and other possible activities relating to our medicines and our medicine candidates are, and will be, subject to extensive regulation by the FDA and other regulatory agencies. Failure to comply with FDA and other applicable regulatory requirements may, either before or after medicine approval, subject us to administrative or judicially imposed sanctions.

To market any drugs or biologics outside of the United States, we and current or future collaborators must comply with numerous and varying regulatory and compliance related requirements of other countries. Approval procedures vary among countries and can involve additional medicine testing and additional administrative review periods, including obtaining reimbursement and pricing approval in select markets. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Applications for regulatory approval, including a marketing authorization application for marketing new drugs in Europe, must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable medicine candidate. The number and types of preclinical studies and clinical trials that will be required for regulatory approval varies depending on the medicine candidate, the disease or the condition that the medicine candidate is designed to target and the regulations applicable to any particular medicine candidate. Despite the time and expense associated with preclinical and clinical studies, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional preclinical studies, CMC studies or clinical trials. Regulatory authorities could delay, limit or deny approval of a medicine candidate for many reasons, including because they:

•	may not deem a medicine candidate to be adequately safe and effective;
•	may not find the data from preclinical studies, CMC studies and clinical trials to be sufficient to support a claim of safety and efficacy;
•	may interpret data from preclinical studies, CMC studies and clinical trials significantly differently than we do;
•	may not approve the manufacturing processes or facilities associated with our medicine candidates;
•	may conclude that we have not sufficiently demonstrated long-term stability of the formulation for which we are seeking marketing approval;

•	may change approval policies (including with respect to our medicine candidates’ class of drugs) or adopt new regulations; or
•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

Even if we believe that data collected from our preclinical studies, CMC studies and clinical trials of our medicine candidates are promising and that our information and procedures regarding CMC are sufficient, our data may not be sufficient to support marketing approval by regulatory authorities, or regulatory interpretation of these data and procedures may be unfavorable. Even if approved, medicine candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the medicine may be marketed, restricted distribution methods or other limitations. Our business and reputation may be harmed by any failure or significant delay in obtaining regulatory approval for the sale of any of our medicine candidates. We cannot predict when or whether regulatory approval will be obtained for any medicine candidate we develop.

While we anticipate that LODOTRA will be marketed in additional countries as Mundipharma formulates its reimbursement strategy, the ability to market LODOTRA in additional countries will depend on Mundipharma’s ability to obtain regulatory and reimbursement approvals in these countries.

Hyperion Therapeutics Inc., or Hyperion, submitted a New Drug Submission, or NDS, to Health Canada, or HC, for approval to market RAVICTI in Canada. However, in January 2015, Lucane Pharma, or Lucane, announced that it had received approval from HC to market its taste-masked NaPBA granules in Canada. It is our understanding that in Canada only the first phenylbutyrate-containing medicine approved for any indication receives “data protection” which is similar to “orphan drug exclusivity” in the United States. On May 1, 2015, Hyperion was notified by Health Canada that RAVICTI was not eligible for data protection. On May 20, 2015, Horizon appealed Health Canada’s decision to the Federal Court of Canada. On February 22, 2016, we announced that the Therapeutic Products Directorate of Health Canada had determined that RAVICTI is eligible for data protection as it is an “innovative drug”. Regardless of this decision, which is subject to final review, we cannot be assured that the NDS to market RAVICTI in Canada will be approved nor can we be certain of the timelines for regulatory decisions to be made. If we are unable to obtain approvals for RAVICTI outside the United States and Europe or determine that commercializing RAVICTI outside the United States and Europe is not economically viable, the market potential of RAVICTI will be limited.

Our limited history of commercial operations makes evaluating our business and future prospects difficult, and may increase the risk of any investment in our ordinary shares.

We face considerable risks and difficulties as a company with limited commercial operating history, particularly as a global consolidated entity with operating subsidiaries that also have limited operating histories. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. Our limited commercial operating history, including our limited history commercializing our current medicines, makes it particularly difficult for us to predict our future operating results and appropriately budget for our expenses. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. For example, we may underestimate the resources we will require to successfully integrate recent or future medicine or company acquisitions, or to commercialize our medicines, or not realize the benefits we expect to derive from our recent or future acquisitions.  In addition, we have a limited history implementing our commercialization strategy focused on patient access, and cannot guarantee that we will be able to successfully implement this strategy or that it will represent a viable strategy over the long-term.

We have certain rights to ACTIMMUNE, PENNSAID 2% and VIMOVO but have no control over the activities of Boehringer Ingelheim to commercialize ACTIMMUNE, which they market as IMUKIN, outside the United States, Canada and Japan, AstraZeneca AB, or AstraZeneca, to commercialize VIMOVO outside of the United States, Swedish Orphan Biovitrum AB to commercialize BUPHENYL, also known as AMMONAPS, in Europe, certain Asian, Latin American, Middle East, North African and other countries, or Nuvo Research Inc., or Nuvo, or its licensees to commercialize PENNSAID 2% outside the United States, which could adversely impact commercialization of ACTIMMUNE, PENNSAID 2%, BUPHENYL and VIMOVO in the United States.

Boehringer Ingelheim RCV GmbH & Co. KG, or Boehringer Ingelheim, has rights to commercialize ACTIMMUNE, known as IMUKIN, outside the United States, Canada and Japan, and AstraZeneca has retained its existing rights to VIMOVO in territories outside of the United States, including the right to use the VIMOVO name and related trademark. While we have the worldwide rights to BUPHENYL, the marketing and distribution rights are licensed to Swedish Orphan Biovitrum AB, or SOBI, through the end of 2016. Similarly, Nuvo has retained its rights to PENNSAID 2% in territories outside of the United States and has announced its intention to seek commercialization partners outside the United States. We have little or no control over Boehringer Ingelheim’s activities with respect to IMUKIN outside the United States, Canada and Japan, over AstraZeneca’s activities with respect to VIMOVO outside of the United States, over SOBI’s activities with respect to BUPHENYL in Europe, certain Asian, Latin American, Middle East, North African and other countries or over Nuvo’s or its future commercial partners’ activities with respect to PENNSAID 2% outside of the United States, even though those activities could impact our ability to successfully commercialize ACTIMMUNE, PENNSAID 2%, BUPHENYL and VIMOVO in the United States. For example, Nuvo or its assignees or AstraZeneca or its assignees can make statements or use promotional materials with respect to PENNSAID 2% or VIMOVO, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell PENNSAID 2% or VIMOVO, respectively, in foreign countries, including Canada, at prices that are dramatically lower than the prices we charge in the United States. These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States, in particular because AstraZeneca is continuing to market VIMOVO outside the United States under the same VIMOVO brand name that we are using in the United States. In addition, medicine recalls or safety issues with ACTIMMUNE, PENNSAID 2%, BUPHENYL or VIMOVO outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market ACTIMMUNE, PENNSAID 2%, BUPHENYL and VIMOVO. We also rely on Boehringer Ingelheim, Nuvo, SOBI and AstraZeneca or their assignees to provide us with timely and accurate safety information regarding the use of ACTIMMUNE, PENNSAID 2%, BUPHENYL or VIMOVO, respectively, outside of the United States (and outside of Canada and Japan with regards to Boehringer Ingelheim), as we have or will have limited access to this information ourselves.

We rely on third parties to manufacture commercial supplies of all of our medicines, and we currently intend to rely on third parties to manufacture commercial supplies of any other approved medicines. The commercialization of any of our medicines could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of medicine or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.

The facilities used by our third-party manufacturers to manufacture our medicines and medicine candidates must be approved by the applicable regulatory authorities. We do not control the manufacturing processes of third-party manufacturers and are currently completely dependent on our third-party manufacturing partners. In addition, we are required to obtain AstraZeneca’s consent prior to engaging any third-party manufacturers for esomeprazole, one of the APIs in VIMOVO, other than the third-party manufacturer(s) used by AstraZeneca or its affiliates or licensees. To the extent such manufacturers are unwilling or unable to manufacture esomeprazole for us on commercially acceptable terms, we cannot guarantee that AstraZeneca would consent to our use of alternate sources of supply.

We rely on an exclusive supply agreement with Boehringer Ingelheim for manufacturing and supply of ACTIMMUNE. However, Boehringer Ingelheim also manufactures interferon gamma-1 b to supply its own commercial needs in its licensed territory, and this may lead to capacity allocation issues and supply constraints to our company. Furthermore, ACTIMMUNE is manufactured by starting with cells from working cell bank samples which are derived from a master cell bank. We and Boehringer Ingelheim separately store multiple vials of the master cell bank. In the event of catastrophic loss at our or Boehringer Ingelheim’s storage facility, it is possible that we could lose multiple cell banks and have the manufacturing capacity of ACTIMMUNE severely impacted by the need to substitute or replace the cell banks. In addition, a key excipient used in PENNSAID 2% as a penetration enhancer is dimethyl sulfoxide, or DMSO. We and Nuvo, our exclusive supplier of PENNSAID 2%, rely on a sole proprietary form of DMSO for which we maintain a substantial safety stock. However, should this supply become inadequate, damaged, destroyed or unusable, we and Nuvo may not be able to qualify a second source. We rely on NOF Corporation, or NOF, as our exclusive supplier of the pegylation agent that is a critical raw material in the manufacture of KRYSTEXXA. If NOF failed to supply such pegylation agent, it may lead to KRYSTEXXA supply constraints.

If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our medicines or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our medicines, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our medicines. To the extent any third-party manufacturers that we engage with respect to our medicines are different from those currently being used for commercial supply in the United States, the FDA will need to approve the facilities of those third-party manufacturers used in the manufacture of our medicines prior to our sale of any medicine using these facilities.

Although we have entered into supply agreements for the manufacture of our medicines, our manufacturers may not perform as agreed or may terminate their agreements with us. Under our manufacturing and supply agreement with Sanofi-aventis U.S. LLC, or Sanofi, either we or Sanofi may terminate the agreement upon an uncured breach by the other party or without cause upon two years prior written notice. Under our master manufacturing services and medicine agreement with Patheon Pharmaceuticals Inc., or Patheon, for finished VIMOVO medicine, either we or Patheon may terminate the agreement for uncured material breach by the other party or upon the other party’s bankruptcy or insolvency, we may terminate the agreement if any regulatory authority takes any action or raises any objection that prevents us from commercializing the VIMOVO medicine and Patheon may terminate the agreement if we assign our rights or obligations under the agreement to a competitor of Patheon or to a party that, in the reasonable opinion of Patheon, is not a credit worthy substitute for us, or in certain other circumstances where we assign the agreement without Patheon’s consent. Our manufacturing agreement with Boehringer Ingelheim has a term that runs until July 31, 2020, but the agreement may be terminated earlier by either us or Boehringer Ingelheim for an uncured material breach by the other party or upon the other party’s bankruptcy or insolvency. Under our manufacturing and supply agreement with Jagotec AG, or Jagotec, either we or Jagotec may terminate the agreement in the event of an insolvency, liquidation or bankruptcy of the other party or upon an uncured breach by the other party. While we have the right to receive a continuing supply of RAYOS/LODOTRA from Jagotec for a period of 24 months after termination, we would need to move our manufacturing to our alternate supplier of RAYOS/ LODOTRA, Bayer Pharma AG, in such an event and we would have to qualify a new back-up manufacturer. The initial term of our supply agreement with Nuvo for PENNSAID 2% is through December 31, 2022, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. With respect to BUPHENYL, our supply agreement with Pharmaceutics International, Inc., or PII, is in place until April 1, 2017, however, the agreement may be terminated earlier by either party. The term of our manufacturing agreement with Halo Pharmaceutical, Inc. for RAVICTI runs until July 4, 2018, however, the agreement may be terminated earlier in the case of breach by either party if the other party is in material breach of any provision of the agreement and the other party fails to remedy such a breach within thirty days, or by us at any time for any reason. Our master services agreement with Lyne Laboratories, Inc., or Lyne, for RAVICTI runs until February 1, 2016, with provision for 12 monthly auto renewals thereafter, unless 6 months’ written notice is provided by either party. As neither party has given 6 months’ notice this contract will auto-renew until February 1, 2017. The agreement may be terminated earlier, on 30 days’ notice, in case of breach by either party. Our manufacturing and supply agreement with Bio-Technology General (Israel) Ltd., or BTG Israel, for KRYSTEXXA bulk medicine terminates on December 15, 2018, and we are seeking a new manufacturer. Under the terms of the agreement BTG Israel has the obligation to convey all the know-how, licensed improvements, and other information related to the processing of the bulk medicine sufficient to enable us to manufacture the medicine. BTG Israel also has an obligation not to compete against KRYSTEXXA for a period of 30 months subsequent to the termination of the agreement. If we determine to move the manufacture of the bulk medicine out of Israel, we may be required to obtain the approval of the Office of the Chief Scientist (Israel), or OCS, because certain KRYSTEXXA intellectual property was developed with a grant funded by OCS.  Under the terms of our agreement, BTG Israel must help us obtain such consent, but we can provide no assurance that the OCS will grant us approval to move the manufacturing outside of Israel. If we are unable to obtain such consent and we do not select a different supplier located in Israel, we may be required to pay additional amounts as repayment for the OCS grant funding. We rely on safety stock to mitigate the risk of our current suppliers electing to cease producing bulk drug medicine or ceasing to do so at acceptable prices and quality. However, we can provide no assurance that such safety stocks would be sufficient to avoid supply shortfalls in the event we have to identify and qualify new contract manufacturers.

In addition, we do not have the capability to package any of our medicines for distribution. Under our master manufacturing services agreement with Patheon, we have entered into a medicine agreement for packaging of RAYOS/LODOTRA. Valeant Pharmaceuticals International, Inc. manufactures and supplies DUEXIS to us in final, packaged form for the United States as well as any additional countries as may be agreed to by the parties. Patheon supplies final, packaged VIMOVO medicine pursuant to the master manufacturing services and product agreement we executed in connection with our acquisition of the U.S. rights to VIMOVO. Boehringer Ingelheim supplies final, packaged ACTIMMUNE to us and Nuvo is obligated to supply final, packaged PENNSAID 2% to us, in each case under exclusive supply agreements. We have clinical and commercial supplies of BUPHENYL finished medicine manufactured for us by PII on a purchase order basis. We have clinical and commercial supplies of RAVICTI finished drug medicine manufactured by Lyne under a commercial supply agreement and have an agreement in place with Halo Pharmaceutical, Inc. to serve as a finished drug medicine supplier for RAVICTI in the EU. Sigma Tau PharmaSource Inc. supplies final, packaged KRYSTEXXA to us for the United States. G & W Laboratories, Inc. manufactures and supplies MIGERGOT to us in final, packaged form for the United States.

The manufacture of medicines requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medicines often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the medicine, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminations are discovered in the medicines or in the manufacturing facilities in which our medicines are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that issues relating to the manufacture of any of our medicines will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize our medicines in the United States or provide any medicine candidates to patients in clinical trials would be jeopardized.

Any delay or interruption in our ability to meet commercial demand for our medicines will result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for these medicines. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of any of our medicines or medicine candidates and could have a material adverse effect on our business, results of operations, financial condition and prospects.

We have experienced recent growth and expanded the size of our organization substantially in connection with our recent acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine or company acquisitions.

As of December 31, 2010 and prior to the commercial launch of DUEXIS, we employed approximately 40 full-time employees as a consolidated entity. As of December 31, 2015, we employed approximately 750 full-time employees, including approximately 395 sales representatives, representing a substantial change to the size of our organization over a relatively short period of time. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

As our commercialization plans and strategies continue to develop, we will need to continue to recruit and train sales and marketing personnel and expect to need to expand the size of our employee base for managerial, operational, financial and other resources as a result of our recent acquisitions. Our ability to manage any future growth effectively may require us to, among other things:

•	continue to manage and expand the sales and marketing efforts for our existing medicines;
•	enhance our operational, financial and management controls, reporting systems and procedures;
•	expand our international resources;
•	successfully identify, recruit, hire, train, maintain, motivate and integrate additional employees;
•	establish and increase our access to commercial supplies of our medicines and medicine candidates;
•	expand our facilities and equipment; and
•	manage our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors, collaborators, distributors and other third parties.

In particular, the merger of our business with the business of Vidara Therapeutics International plc, or Vidara, is subject to numerous uncertainties and risks and will continue to require significant efforts and expenditures. For example, we have transitioned from a standalone public Delaware corporation to being part of a combined company organized in Ireland. This combination as well as our other recent acquisitions have resulted in many changes, including significant changes in the corporate business and legal entity structure, the integration of other companies and their personnel with us, and changes in systems. We are currently undertaking numerous complex transition activities associated with our recent acquisitions, and we may encounter unexpected difficulties or incur unexpected costs, including:

•	difficulties in achieving growth prospects from combining third party businesses with our business;
•	difficulties in the integration of operations and systems;
•	difficulties in the assimilation of employees and corporate cultures;
•	challenges in preparing financial statements and reporting timely results at both a statutory level for multiple entities and jurisdictions and at a consolidated level for public reporting;
•	challenges in keeping existing physician prescribers and patients and increasing adoption of acquired medicines;
•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;
•	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the transaction; and
•	challenges in attracting and retaining key personnel.

If any of these factors impair our ability to continue to integrate our operations with those of any companies or businesses we acquire, we may not be able to realize the business opportunities, growth prospects and anticipated tax synergies from combining the businesses. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business.

Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities and toward managing these growth and integration activities. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and our failure to effectively manage growth could have a material adverse effect on our business, results of operations, financial condition and prospects.

We face significant competition from other biotechnology and pharmaceutical companies, including those marketing generic medicines and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and international markets, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Additional consolidations in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors and we will have to find new ways to compete and may have to potentially merge with or acquire other businesses to stay competitive. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or in-licensing on an exclusive basis, medicines that are more effective and/or less costly than our medicines.

DUEXIS and VIMOVO face competition from other NSAIDs, including Celebrex® which is marketed by Pfizer Inc., and is also a generic medicine known as celecoxib and marketed by other pharmaceutical companies. DUEXIS and VIMOVO also face significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers. Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS or VIMOVO. PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2% and Voltaren Gel, marketed by Endo Pharmaceuticals Solutions Inc., which is the market leader in the topical NSAID category. Legislation enacted in most states in the United States allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician. Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe DUEXIS, PENNSAID 2% or VIMOVO, those prescriptions may not result in sales. If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS or generic naproxen and branded Nexium® (esomeprazole) as a substitute for VIMOVO or generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, sales of DUEXIS, PENNSAID 2% and VIMOVO may suffer despite any success we may have in promoting DUEXIS, PENNSAID 2% or VIMOVO to physicians. In addition, other medicine candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known or FDA approved, may be developed and compete with DUEXIS or VIMOVO, respectively, in the future. While KRYSTEXXA faces limited direct competition, a number of competitors have drugs in Phase 1 or Phase 2 trials. On December 22, 2015, AstraZeneca secured approval from the FDA for ZURAMPIC (lesinurad) 200mg tablets in combination with a xanthine oxidase inhibitor, or XOI, for the treatment of hyperuricemia associated with gout in patients who have not achieved target serum uric acid (sUA) levels with an XOI alone. Although ZURAMPIC is not a direct competitor because it has not been approved for refractory gout, this therapy could be used prior to use of KRYSTEXXA and if effective, could reduce the target patient population for KRYSTEXXA.

We have also entered into settlement and license agreements that may allow certain of our competitors to sell generic versions of certain of our medicines in the United States, subject to the terms of such agreements.  On August 21, 2013, we entered into a settlement agreement, or the Par settlement agreement, and license agreement, or the Par license agreement, with Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc., or collectively Par, relating to our patent infringement litigation with Par. Under the Par license agreement, we granted Par a non-exclusive license (that is only royalty-bearing in some circumstances), or the License, to manufacture and commercialize Par’s generic version of DUEXIS in the United States after the generic entry date (as defined below) and to take steps necessary to develop inventory of, and obtain regulatory approval for, but not commercialize, Par’s generic version of DUEXIS prior to the generic entry date. Under the Par license agreement, the generic entry date is January 1, 2023; however, Par may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of potential future third-party DUEXIS patent litigation, the entry of other third-party generic versions of DUEXIS or certain specific changes in DUEXIS market conditions. Only in the event that Par enters the DUEXIS market due to the specified changes in DUEXIS market conditions will the License become royalty-bearing, with the royalty obligations ceasing upon the occurrence of one of the other events that would have allowed Par to enter the DUEXIS market.

On May 6, 2015, we entered into a settlement and license agreement, or the Perrigo settlement agreement, with Perrigo Company plc and its subsidiary Paddock Laboratories, LLC, or collectively Perrigo, relating to patent infringement litigation with Perrigo. Under the Perrigo settlement agreement, we granted Perrigo a non-exclusive license to manufacture and commercialize Perrigo’s generic version of PENNSAID 2% in the United States after the license effective date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Perrigo’s generic version of PENNSAID 2% during certain limited periods prior to the license effective date. Under the Perrigo settlement agreement, the license effective date is January 10, 2029; however, Perrigo may be able to enter the market earlier in certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in our PENNSAID 2% shipments over specified periods of time. In certain circumstances following the entry of other third-party generic versions of PENNSAID 2%, we may be required to supply Perrigo PENNSAID 2% as our authorized distributor of generic PENNSAID 2%, with us receiving specified percentages of any net sales by Perrigo. We also agreed that if we enter into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, we will amend the Perrigo settlement agreement to provide Perrigo with terms that are no less favorable than those provided to the other parties.

On September 9, 2015, we entered into a settlement and license agreement, or the Taro Settlement Agreement, with Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd., or collectively Taro, relating to patent infringement litigation with Taro. Under the Taro Settlement Agreement, we granted Taro a non-exclusive license to manufacture and commercialize Taro’s generic version of PENNSAID 2% in the United States after the license effective date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Taro’s generic version of PENNSAID 2% during certain limited periods prior to the license effective date. Under the Taro Settlement agreement, the license effective date is January 10, 2029; however, Taro may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in our PENNSAID 2% shipments over specified periods of time. We also agreed that if we enter into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, we will amend the Taro Settlement Agreement to provide Taro with terms that are no less favorable than those provided to the other parties.

On October 1, 2015, we, as well as Jagotec, entered into a License and Settlement Agreement, or the Actavis Settlement Agreement, with Actavis Laboratories FL, Inc. (formerly known as Watson Laboratories, Inc. – Florida), or Actavis FL, relating to patent infringement litigation with Actavis FL. Under the Actavis Settlement Agreement, we and Jagotec granted Actavis FL a non-exclusive license to manufacture and commercialize Actavis FL’s generic version of RAYOS tablets in the United States after the generic entry date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Actavis FL’s generic version of RAYOS tablets during certain limited periods prior to the generic entry date.  We and Jagotec also agreed that during the 180 days after the Generic Entry Date, the license granted to Actavis FL would be exclusive with respect to any third-party generic version of RAYOS tablets. Under the Actavis Settlement Agreement, the generic entry date is December 23, 2022; however, Actavis FL may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party RAYOS patent litigation, the entry of other generic versions of RAYOS tablets or certain substantial reductions in RAYOS prescriptions over specified periods of time. If we or Jagotec enter into any similar agreements with other parties with respect to generic versions of RAYOS tablets, we and Jagotec agreed to amend the Actavis Settlement Agreement to provide Actavis FL with terms that are no less favorable than those provided to the other parties with respect to the license terms, generic entry date, permitted pre-market activities and notice provisions.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against several companies intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s; (ii) Lupin Limited and Lupin Pharmaceuticals Inc., or collectively Lupin; (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc., or collectively Mylan; and (iv) Watson and Actavis Pharma, Inc., or collectively Actavis Inc. The cases were filed in response to Paragraph IV Patent Certification notice letters forwarded by each of Dr. Reddy’s, Lupin, Mylan and Actavis Inc. advising us that each had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against several companies intending to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book.  These cases are collectively known as the PENNSAID 2% cases, and involve the following sets of defendants: (i)  Actavis FL, Actavis, Inc., and Actavis plc, or collectively Actavis; (ii) Lupin Limited; (iii)  IGI Laboratories, Inc., or IGI; and (iv) Amneal Pharmaceuticals LLC, or Amneal.  These cases arise from Paragraph IV Patent Certification notice letters from each of Actavis, Lupin Limited, IGI, and Amneal advising each had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2%.

Patent litigation is currently pending in the United States District Court for the Eastern District of Texas and in the United States District Court for the District of New Jersey against Par Pharmaceutical, Inc., or Par Pharmaceutical, and Lupin, respectively, which are each intending to market generic versions of RAVICTI prior to the expiration of certain of our patents listed in the Orange Book.  These cases are collectively known and the RAVICTI cases and arise from Paragraph IV Patent Certification notice letters from each of Par Pharmaceutical and Lupin advising each had filed an ANDA with the FDA seeking approval to market a generic version of RAVICTI.

If we are unsuccessful in any of the VIMOVO cases or PENNSAID 2% cases, we will likely face generic competition with respect to VIMOVO and/or PENNSAID 2% and sales of VIMOVO and/or PENNSAID 2% will be substantially harmed. If we are unsuccessful in any of the RAVICTI cases, RAVICTI would likely face generic competition in the United States when its orphan exclusivity expires (currently scheduled to occur in February 2020), and its sales would likely materially decline.

ACTIMMUNE is the only medicine currently approved by the FDA specifically for the treatment for CGD and SMO. While there are additional or alternative approaches used to treat patients with CGD and SMO, there are currently no medicines on the market that compete directly with ACTIMMUNE. A widely accepted protocol to treat CGD in the United States is the use of concomitant “triple prophylactic therapy” comprising ACTIMMUNE, an oral antibiotic agent and an oral antifungal agent. However, the FDA-approved labeling for ACTIMMUNE does not discuss this “triple prophylactic therapy,” and physicians may choose to prescribe one or both of the other modalities in the absence of ACTIMMUNE. Because of the immediate and life-threatening nature of SMO, the preferred treatment option for SMO is often to have the patient undergo a bone marrow transplant which, if successful, will likely obviate the need for further use of ACTIMMUNE in that patient. Likewise, the use of bone marrow transplants in the treatment of patients with CGD is becoming more prevalent, which could have a material adverse effect on sales of ACTIMMUNE and its profitability. We are aware of a number of research programs investigating the potential of gene therapy as a possible cure for CGD. Additionally, other companies may be pursuing the development of medicines and treatments that target the same diseases and conditions which ACTIMMUNE is currently approved to treat. As a result, it is possible that our competitors may develop new medicines that manage CGD or SMO more effectively, cost less or possibly even cure CGD or SMO. In addition, U.S. healthcare legislation passed in March 2010 authorized the FDA to approve biological products, known as biosimilars, that are similar to or interchangeable with previously approved biological products, like ACTIMMUNE, based upon potentially abbreviated data packages. Biosimilars are likely to be sold at substantially lower prices than branded medicines because the biosimilar manufacturer would not have to recoup the research and development and marketing costs associated with the branded medicine. Though we are not currently aware of any biosimilar under development, the development and commercialization of any competing medicines or the discovery of any new alternative treatment for CGD or SMO could have a material adverse effect on sales of ACTIMMUNE and its profitability.

BUPHENYL’s composition of matter patent protection and orphan drug exclusivity have expired. Because BUPHENYL has no regulatory exclusivity or listed patents, there is nothing to prevent a competitor from submitting an ANDA for a generic version of BUPHENYL and receiving FDA approval. In November 2011, Ampolgen Pharmaceuticals, LLC received FDA approval for a generic version of NaPBA tablets, which may compete with RAVICTI and BUPHENYL in treating UCD. In March 2013, SigmaPharm Laboratories, LLC received FDA approval for a generic version of NaPBA powder, which competes with BUPHENYL and may compete with RAVICTI in treating UCD. In July 2013, Lucane received marketing approval from the EMA for taste-masked NaPBA and has announced a distribution partnership in Canada. In January 2015, Lucane announced it had received marketing approval for its taste masked NaPBA in Canada. We believe Lucane is also seeking approval via an ANDA in the United States. If this ANDA is approved, this formulation may compete with RAVICTI and BUPHENYL in treating UCD in the United States. Generic versions of BUPHENYL to date have been priced at a discount relative to BUPHENYL or RAVICTI, and physicians, patients, or payors may decide that this less expensive alternative is preferable to BUPHENYL and RAVICTI. If this occurs, sales of BUPHENYL and/or RAVICTI could be materially reduced, but we would nevertheless be required to make royalty payments to Ucyclyd Pharma, Inc., or Ucyclyd, and another external party, at the same royalty rates. While Ucyclyd and its affiliates are generally contractually prohibited from developing or commercializing new medicines, anywhere in the world, for the treatment of UCD or HE, which are chemically similar to RAVICTI, they may still develop and commercialize medicines that compete with RAVICTI. For example, medicines approved for indications other than UCD and HE may still compete with RAVICTI if physicians prescribe such medicines off-label for UCD or HE. We are also aware that Orphan Europe SARL, or Orphan Europe, is conducting a clinical trial of carglumic acid to treat some of the UCD enzyme deficiencies for which RAVICTI was approved. Promethera Biosciences SA has successfully completed Phase I/II trials of its cell-based therapy for the treatment of UCD and plans to conduct a Phase IIb/III clinical trial. Carglumic acid is approved for maintenance therapy for chronic hyperammonemia and to treat hyperammonenic crises in N¬acetylglutamate synthase deficiency, a rare UCD subtype, and is sold under the name Carbaglu. If the results of this trial are successful and Orphan Europe is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, RAVICTI would face additional competition from this compound.

The availability and price of our competitors’ medicines could limit the demand, and the price we are able to charge, for our medicines. We will not successfully execute on our business objectives if the market acceptance of our medicines is inhibited by price competition, if physicians are reluctant to switch from existing medicines to our medicines, or if physicians switch to other new medicines or choose to reserve our medicines for use in limited patient populations.

In addition, established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to acquire novel compounds that could make our medicines obsolete. Our ability to compete successfully with these companies and other potential competitors will depend largely on our ability to leverage our experience in clinical, regulatory and commercial development to:

•	develop, acquire medicines that are superior to other medicines in the market;
•	attract qualified clinical, regulatory, and sales and marketing personnel;
•	obtain patent and/or other proprietary protection for our medicines and technologies;
•	obtain required regulatory approvals; and
•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicine candidates.

If we are unable to maintain or realize the benefits of orphan drug exclusivity for RAVICTI for the treatment of UCD or KRYSTEXXA for the treatment of chronic refractory gout in the United States, we may face increased competition.

Under the Orphan Drug Act of 1983, the FDA may designate a medicine as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. RAVICTI was granted orphan drug exclusivity by the FDA in May 2013, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until February 2020, seven years from the date of its approval. KRYSTEXXA has also been granted orphan drug exclusivity in February 2011, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until February 2018. However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering RAVICTI or KRYSTEXXA, we could be subject to generic competition and revenues from RAVICTI or KRYSTEXXA could decrease materially. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as RAVICTI or KRYSTEXXA despite orphan drug exclusivity, we may face increased competition and lose market share with respect to RAVICTI or KRYSTEXXA. Neither RAVICTI nor KRYSTEXXA have orphan drug exclusivity in the EU or other regions of the world.

Our business operations may subject us to numerous commercial disputes, claims and/or lawsuits.

Operating in the pharmaceutical industry, particularly the commercialization of medicines, involves numerous commercial relationships, complex contractual arrangements, uncertain intellectual property rights, potential product liability and other aspects that create heightened risks of disputes, claims and lawsuits. In particular, we may face claims related to the safety of our medicines, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters. Any commercial dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any commercial dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results.

We are currently in litigation with multiple generic drug manufacturers regarding intellectual property infringement. For example, we are currently involved in Hatch Waxman litigation with generic drug manufacturers related to VIMOVO, PENNSAID 2% and RAVICTI.

Similarly, from time to time we are involved in disputes with distributors, PBMs and licensing partners regarding our rights and performance of obligations under contractual arrangements. For example, we are currently in litigation with Express Scripts, Inc. or Express Scripts, regarding the payment of certain rebates and administrative fees Express Scripts claims we owe under a previous agreement. In its complaint, Express Scripts seeks damages of $139.9 million for alleged unpaid rebates and administrative fees as of October 1, 2015, additional potential rebates and administrative fees through the end of 2015, late fees, interest, and attorneys’ fees and costs. Based upon the terms of the agreement and Express Scripts’ actions, we believe that Express Scripts’ claims are without merit and we intend to vigorously defend against them. However, we cannot predict the outcome of this litigation.

Litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us.

On June 12, 2014, Hyperion acquired Andromeda Biotech Ltd, or Andromeda, an Israeli company developing DiaPep277® for the treatment of recent onset Type 1 diabetes, from Clal Biotechnology Industries Ltd., or CBI. On September 8, 2014, Hyperion announced the termination of further development of DiaPep277 beyond completion of the ongoing clinical trial as a result of evidence Hyperion uncovered that certain employees of Andromeda engaged in serious misconduct that compromised clinical trial results. Hyperion subsequently terminated the Andromeda employees involved in the misconduct and became involved in a legal dispute with CBI related to Andromeda. On February 16, 2015 Hyperion reached an agreement with CBI and Yeda Research and Development Company Ltd., or Yeda, the company from which Andromeda licenses the underlying DiaPep277 technology, to resolve DiaPep277-related claims against one another, and Hyperion granted CBI an option to acquire all of the outstanding stock of Andromeda. On September 30, 2015, which was the end of the option exercise period, CBI chose not to exercise its option to acquire all of the outstanding stock of Andromeda. In connection with the agreement, the parties appointed a steering committee to oversee the completion of an on-going clinical trial of DiaPep277 with representatives of CBI and Yeda and a non-voting member appointed by Hyperion. Also on February 16, 2015, Hyperion entered into a release with Evotec International GmbH, or Evotec, pursuant to which Evotec released its previously asserted claims that it was entitled to a milestone payment from Hyperion in connection with Hyperion’s acquisition of Andromeda and that it had suffered harm from recent incidents in relation to DiaPep277 in exchange for a payment of $500,000 from Hyperion. In connection with the settlement agreement, CBI transferred to Hyperion beneficial ownership of 96,612 shares of Hyperion common stock. CBI cannot complete the transfer until it obtains a valid tax certificate from the tax authority in Israel exempting CBI from an obligation to withhold Israeli taxes in connection with the transfer. It is possible that this transfer will be delayed and it is possible we may owe taxes in Israel in connection with this transfer. The voluntary liquidation process of Andromeda was approved by the board of its immediate parent Horizon Pharma Israel Holding Corp. Limited in December 2015.

Although the Andromeda release agreements resolved the disputes among the parties relating to DiaPep277, we cannot be certain that additional legal disputes will not arise with respect to Andromeda, including in connection with the recently completed Phase 3 clinical trial of DiaPep277, the potential termination of DiaPep277 development by us and the return of related intellectual property to Yeda following CBI’s decision to not exercise its option. Further, under the terms of the release agreement, Hyperion agreed to retain certain liabilities relating to its ownership of Andromeda, including any liability related to or based on the misconduct of certain former Andromeda employees that led to its decision to terminate further development of DiaPep277. For example, in February 2015, one of the former employees of Andromeda sued Hyperion in Israeli labor court for wrongful dismissal and related employment causes of action. In addition to these potential liabilities, we may incur currently unknown liabilities related to Hyperion’s acquisition of Andromeda. Any such potential legal dispute could lead to costly litigation, divert management’s attention from our core business and harm our business.

A variety of risks associated with operating our business and marketing our medicines internationally could materially adversely affect our business.

In addition to our U.S. operations, we have operations in Ireland, Bermuda, the Grand Duchy of Luxembourg, or Luxembourg, Switzerland, Germany and in Israel (through Andromeda). Moreover, LODOTRA is currently being marketed in a limited number of countries outside the United States, and Mundipharma is in the process of obtaining pricing and reimbursement approval for, and preparing to market, LODOTRA in other European countries, as well as in certain Asian, Latin American, Middle Eastern and African countries. Also, Grünenthal S.A. is in the registration process for the commercialization of DUEXIS in Latin America. BUPHENYL is currently marketed in various territories outside the United States by third-party distributors.  RAVICTI received marketing approval in the EU in November 2015 and we plan to begin commercializing RAVICTI in Europe in 2017. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

•	compliance with differing or unexpected regulatory requirements for our medicines;
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
•

in certain circumstances, including with respect to the commercialization of LODOTRA in Europe and certain Asian, Latin American, Middle Eastern and African countries, commercialization of BUPHENYL in select countries throughout Europe, the Middle East, and the Asia-Pacific region, commercialization of RAVICTI in select countries throughout Europe and commercialization of DUEXIS in Latin America, increased dependence on the commercialization efforts and regulatory compliance of third-party distributors or strategic partners;

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

If we fail to develop or acquire other medicine candidates or medicines, our business and prospects would be limited.

A key element of our strategy is to develop or acquire and commercialize a portfolio of other medicines or medicine candidates in addition to our current medicines, through business or medicine acquisitions. Because we do not engage in proprietary drug discovery, the success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire approved or clinically enabled medicine candidates for therapeutic indications that complement or augment our current medicines, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring promising medicines or medicine candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular medicine or medicine candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire suitable medicines or medicine candidates from third parties or acquire businesses at valuations and on other terms acceptable to us, or if we are unable to raise capital required to acquire businesses or new medicines, our business and prospects will be limited.

Moreover, any medicine candidate we acquire may require additional, time-consuming development or regulatory efforts prior to commercial sale or prior to expansion into other indications, including preclinical studies if applicable, and extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All medicine candidates are prone to the risk of failure that is inherent in pharmaceutical medicine development, including the possibility that the medicine candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that any such medicines that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective or desired than other commercially available alternatives.

In addition, if we fail to successfully commercialize and further develop our medicines, there is a greater likelihood that we will fail to successfully develop a pipeline of other medicine candidates to follow our existing medicines or be able to acquire other medicines to expand our existing portfolio, and our business and prospects would be harmed.

Our recent medicine and company acquisitions and any other strategic transactions that we may pursue in the future could have a variety of negative consequences, and we may not realize the benefits of such transactions or attempts to engage in such transactions.

We have recently completed multiple medicine and company acquisitions and our strategy is to engage in additional strategic transactions with third parties, such as acquisitions of companies or divisions of companies and asset purchases of medicines, medicine candidates or technologies that we believe will complement or augment our existing business. We may also consider a variety of other business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and other investments. Any such transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose significant integration challenges, create additional tax, legal, accounting and operational complexities in our business, require additional expertise, result in dilution to our existing shareholders and disrupt our management and business, which could harm our operations and financial results. For example, in connection with our acquisition of the U.S. rights to VIMOVO, we assumed primary responsibility for the existing patent infringement litigation with respect to VIMOVO, and have also agreed to reimburse certain legal expenses of Pozen Inc., or Pozen, with respect to its continued involvement in such litigation, and we assumed responsibility for the existing patent infringement litigation with respect to RAVICTI upon the closing of the acquisition of Hyperion and have assumed responsibility for completing post-marketing clinical trials of RAVICTI that are required by the FDA and are ongoing. We expect that the RAVICTI litigation will result in substantial on-going expenses and potential distractions to our management team. Moreover, we face significant competition in seeking appropriate strategic transaction opportunities and the negotiation process for any strategic transaction can be time-consuming and complex. In addition, we may not be successful in our efforts to engage in certain strategic transactions because our financial resources may be insufficient and/or third parties may not view our commercial and development capabilities as being adequate. We may not be able to expand our business or realize our strategic goals if we do not have sufficient funding or cannot borrow or raise additional capital. There is no assurance that following any of our recent acquisition transactions or any other strategic transaction, we will achieve the anticipated revenues, net income, tax or other benefits that we believe justify such transactions. In addition, any failures or delays in entering into strategic transactions anticipated by analysts or the investment community could seriously harm our consolidated business, financial condition, results of operations or cash flow.

Our parent company may not be able to successfully maintain its current advantageous tax status and resulting tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.

Our parent company is incorporated in Ireland and maintains subsidiaries in multiple jurisdictions, including Ireland, the U.K, the United States, Switzerland, Luxembourg, Germany and Bermuda. Prior to the acquisition of Vidara, Vidara was able to achieve a favorable tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. We are continuing a substantially similar structure and arrangements. Taxing authorities, such as the U.S. Internal Revenue Service, or IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We expect that these challenges will continue as a result of the recent increase in scrutiny and political attention on corporate tax structures. The IRS may challenge our structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our medicines or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The IRS may not agree with our conclusion that our parent company should be treated as a foreign corporation for U.S. federal income tax purposes following the combination of the businesses of Horizon Pharma, Inc. and Vidara Therapeutics International plc.

Although our parent company is incorporated in Ireland, the IRS may assert that it should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code. A corporation is generally considered a tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Because our parent company is an Irish incorporated entity, it would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 provides an exception pursuant to which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes.

Under Section 7874, and as a result of the fact that the former stockholders of Horizon Pharma, Inc., or HPI, owned (within the meaning of Section 7874) less than 80 percent (by both vote and value) of the combined entity’s stock immediately after the acquisition of Vidara, we believe our parent company qualifies as a foreign corporation for U.S. federal income tax purposes following the acquisition of Vidara. However, there can be no assurance that there will not exist in the future a subsequent change in the facts or in law which might cause our parent company to be treated as a domestic corporation for U.S. federal income tax purposes, including with retroactive effect.

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

Future changes to U.S. and non-U.S. tax laws could materially adversely affect our company.

Under current law, we expect our parent company to be treated as a foreign corporation for U.S. federal income tax purposes. However, changes to the rules in Section 7874 of the Code or regulations promulgated thereunder or other guidance issued by the U.S. Treasury, or  the Treasury, or the IRS could adversely affect our parent company’s status as a foreign corporation for U.S. federal income tax purposes, and any such changes could have prospective or retroactive application. If our parent company is treated as a domestic corporation, more of our income will be taxed by the United States which may substantially increase our effective tax rate.

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

In addition, the Organization for Economic Co-operation and Development released its Base Erosion and Profit Shifting project final report on October 5, 2015. This report provides the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on inter-company debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction). Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions to implement these standards, including country-by-country reporting. As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than it is currently taxed at which may substantially increase our effective tax rate.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our executive committee composed of our Chairman, President and Chief Executive Officer, Timothy P. Walbert; our Executive Vice President and Chief Business Officer, Robert F. Carey; our Executive Vice President and Chief Financial Officer, Paul W. Hoelscher; our Executive Vice President, Company Secretary and Managing Director, Ireland, David G. Kelly; our Executive Vice President, Chief Operating Officer, Barry J. Moze; our Executive Vice President, Research and Development and Chief Medical Officer, Jeffrey W. Sherman, M.D.; our Executive Vice President, General Counsel, Brian K. Beeler; our Executive Vice President, Strategy and Investor Relations, John B. Thomas; our  Executive Vice President, Global Orphan Business Unit and International Operations, George Hampton; our Senior Vice President, Commercial Operations, Timothy J. Ackerman; and our  Senior Vice President, Corporate Communications, Geoffrey M. Curtis. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide performance stock units and stock options and restricted stock units that vest over time. The value to employees of performance stock units, stock options and restricted stock units will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than that which we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize medicines and medicine candidates will be limited.

We are, with respect to our current medicines, and will be, with respect to any other medicine or medicine candidate for which we obtain FDA approval or which we acquire, subject to ongoing FDA obligations and continued regulatory review, which may result in significant additional expense. Additionally, any other medicine candidate, if approved by the FDA, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines.

Any regulatory approvals that we obtain for our medicine candidates may also be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the medicine candidate. In addition, with respect to our currently FDA-approved medicines (and with respect to our medicine candidates, if approved), the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the medicine are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, good clinical practices, or GCPs, international conference on harmonization regulations, or ICH regulations, and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our medicines in clinical development, for any clinical trials that we conduct post-approval. In connection with our November 2013 acquisition of the U.S. rights to VIMOVO, we assumed responsibility for completing an ongoing Pediatric Research Equity Act post-marketing requirement study in children 12 years to 16 years and 11 months of age with Juvenile RA. This report was submitted to the FDA in December 2015. With respect to RAVICTI, the FDA imposed several post-marketing requirements and a post-marketing commitment, which include remaining obligations to conduct studies in UCD patients during the first two months of life and from two months to two years of age, including a study of the pharmacokinetics in both age groups, and a randomized study to determine the safety and efficacy in UCD patients who are treatment naïve to phenylbutyrate treatment. These studies are ongoing and have targeted sNDA submission dates of the second quarter of 2016 for UCD patients from two months to two years of age and the first quarter of 2018 for UCD patients during the first two months of life. In connection with our acquisition of Crealta in January 2016, we assumed responsibility for an observational study related to KRYSTEXXA. Thus far in this study there have been no new signals and safety results are parallel to those in label. We are continuing to screen and enroll patients in the near term.

In addition, the FDA closely regulates the marketing and promotion of drugs and biologics. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ promotional communications. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of medicines for off-label uses and other sales practices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, false claims laws, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of medicines for unapproved uses, pricing and Medicare and/or Medicaid reimbursement.

Later discovery of previously unknown problems with a medicine, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the medicine, withdrawal of the medicine from the market, or voluntary or mandatory medicine recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of medicine license approvals;
•	medicine seizure or detention, or refusal to permit the import or export of medicines; and
•	injunctions, the imposition of civil or criminal penalties, or exclusion, debarment or suspension from government healthcare programs.

If we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects.

Coverage and reimbursement may not be available, or reimbursement may be available at only limited levels, for our medicines, which could make it difficult for us to sell our medicines profitably or to successfully execute planned medicine price increases.

Market acceptance and sales of our medicines will depend in large part on global coverage and reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. Successful commercialization of our medicines will depend in part on the availability of governmental and third-party payor reimbursement for the cost of our medicines. Government health administration authorities, private health insurers and other organizations generally provide reimbursement for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for medicines and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the EU and other significant or potentially significant markets for our medicines and medicine candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medicines and services, particularly for new and innovative medicines and therapies, which has resulted in lower average selling prices. Further, the increased scrutiny of prescription drug pricing practices and emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on medicine pricing, reimbursement and usage, which may adversely affect our medicine sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. These pressures may create negative reactions to any medicine price increases, or limit the amount by which we may be able to increase our medicine prices, which may adversely affect our medicine sales and results of operations.

Patients are unlikely to use our medicines unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our medicines. Third-party payors may limit coverage to specific medicines on an approved list, also known as a formulary, which might not include all of the FDA-approved medicines for a particular indication. Moreover, a third-party payor’s decision to provide coverage for a medicine does not imply that an adequate reimbursement rate will be approved. Additionally, one third-party payor’s decision to cover a particular medicine does not ensure that other payors will also provide coverage for the medicine, or will provide coverage at an adequate reimbursement rate. Even though we have contracts with some PBMs in the United States, that does not guarantee that they will perform in accordance with the contracts, nor does that preclude them from taking adverse actions against us, which could materially adversely affect our operating results. In addition, the existence of such PBM contracts does not guarantee coverage by such PBM’s contracted health plans or adequate reimbursement to their respective providers for our medicines. For example, two significant PBMs placed DUEXIS and VIMOVO on their exclusion lists beginning in 2015, which has resulted in a loss of coverage for patients whose healthcare plans have adopted these PBM lists. Also, as noted above, we are currently in an ongoing contract and rebate dispute with a U.S. PBM involving VIMOVO and DUEXIS, the outcome of which we cannot at this time determine, and which has the potential to negatively impact our relationship with that PBM, which could affect its coverage and/or reimbursement treatment of our other medicines. Additional healthcare plan formularies may also exclude our medicines from coverage due to the actions of these PBMs, future price increases we may implement, our use of the HorizonCares program or any other co-pay programs, or other reasons. If our strategies to mitigate formulary exclusions are not effective, these events may reduce the likelihood that physicians prescribe our medicines and increase the likelihood that prescriptions for our medicines are not filled.

Outside of the United States, the success of our medicines, including LODOTRA, BUPHENYL and RAVICTI, will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. To date, LODOTRA is approved in more than 35 countries outside the United States, and reimbursement for LODOTRA has been obtained in Germany, Italy, Sweden and Switzerland. Mundipharma is seeking coverage for LODOTRA in a number of countries and currently sells LODOTRA without coverage in a limited number of countries. BUPHENYL is marketed in select countries throughout Europe, the Middle East and the Asia-Pacific region. With respect to RAVICTI, we expect to begin commercializing the medicine in Europe in 2017.  Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our medicines on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the medicine or as volumes increase. Recently, many countries in the EU have increased the amount of discounts required on medicines, which we believe has impacted the reimbursement rates and timing to launch for LODOTRA to date, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. As a result of these pricing practices, it may become difficult to achieve or sustain profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

In light of such policies and the uncertainty surrounding proposed regulations and changes in the coverage and reimbursement policies of governments and third-party payors, we cannot be sure that coverage and reimbursement will be available for any of our medicines in any additional markets or for any other medicine candidates that we may develop. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our medicines. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize our medicines.

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. There may be additional pressure by payors and healthcare providers to use generic drugs that contain the active ingredients found in our medicines or any other medicine candidates that we may develop or acquire. If we fail to successfully secure and maintain coverage and adequate reimbursement for our medicines or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our medicines and expected revenue and profitability which would have a material adverse effect on our business, results of operations, financial condition and prospects. We may also experience pressure from payors concerning certain promotional approaches that we may implement such as our HorizonCares program or any other co-pay or free medicine programs whereby we assist qualified patients with certain out-of-pocket expenditures for our medicine. If we are unsuccessful with our HorizonCares program or any other co-pay initiatives or free medicine programs, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors. We may also experience financial pressure in the future which would make it difficult to support investment levels in areas such as managed care contract rebates, HorizonCares and other access tools.

We are subject to federal, state and foreign healthcare laws and regulations and implementation or changes to such healthcare laws and regulations could adversely affect our business and results of operations.

The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to regulate and to change the healthcare system in ways that could affect our ability to sell our medicines profitably. In the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs (including a number of proposals pertaining to prescription drugs, specifically), improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved medicine. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription medicines, lower reimbursements for providers using our medicines, reduce medicine utilization and adversely affect our business and results of operations. It is unclear whether and to what extent, if at all, other potential developments resulting from the ACA, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us with additional revenue to offset the annual excise tax (on certain medicine sales) enacted under the ACA, subject to limited exceptions. It is possible that the tax burden, if ours is not excepted, would adversely affect our financial performance, which in turn could cause the price of our ordinary shares to decline. The ACA, among other things, also established a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Moreover, certain politicians, including presidential candidates, have announced plans to regulate the prices of medicines. The majority of our medicines are purchased by private payors, and we do not believe that any such legislation, if enacted, would have a material effect on us or our business, however, we cannot know what form any such legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

We are subject, directly or indirectly, to federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

In the United States, we are subject directly, or indirectly through our customers, to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, civil monetary penalty statutes prohibiting beneficiary inducements, and similar state laws, federal and state privacy and security laws, sunshine laws, government price reporting laws, and other fraud laws. These laws may impact, among other things, our current and proposed sales, marketing and educational programs, as well as other possible relationships with customers, pharmacies, physicians, payors, and patients.

Compliance with these laws, including the development of a comprehensive compliance program, is difficult, costly and time consuming. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. These risks may be increased where there are evolving interpretations of applicable regulatory requirements, such as those applicable to manufacturer co-pay initiatives. Pharmaceutical manufacturer co-pay initiatives and free medicine programs are the subject of ongoing litigation (involving other manufacturers and to which we are not a party) and evolving interpretations of applicable regulatory requirements and certain state laws, and any change in the regulatory or enforcement environment regarding such programs could impact our ability to offer such programs. If we are unsuccessful with our HorizonCares programs, any other co-pay initiatives or free medicine programs, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors, or be subject to significant penalties. We are engaged in various business arrangements with current and potential customers, and we can give no assurance that such arrangements would not be subject to scrutiny under such laws, despite our efforts to properly structure such arrangements. Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend our business activities against enforcement or litigation. Further, we cannot give any assurances that prior business activities or arrangements of other companies that we acquire will not be scrutinized or subject to enforcement or litigation.

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

Our medicines or any other medicine candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization, result in medicine re-labeling or withdrawal from the market or have a significant impact on customer demand.

Undesirable side effects caused by any medicine candidate that we develop could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. In our two Phase 3 clinical trials with DUEXIS, the most commonly reported treatment-emergent adverse events were nausea, dyspepsia, diarrhea, constipation and upper respiratory tract infection. In Phase 3 endoscopic registration clinical trials with VIMOVO, the most commonly reported treatment-emergent adverse events were erosive gastritis, dyspepsia, gastritis, diarrhea, gastric ulcer, upper abdominal pain, nausea and upper respiratory tract infection. The most common side effects observed in pivotal trials for ACTIMMUNE were “flu-like” or constitutional symptoms such as fever, headache, chills, myalgia and fatigue. The most commonly reported treatment-emergent adverse events in the Phase 3 clinical trials with RAYOS/LODOTRA included flare in rheumatoid arthritis related symptoms, abdominal pain, nasopharyngitis, headache, flushing, upper respiratory tract infection, back pain and weight gain. The most common adverse events reported in a Phase 2 clinical trial of PENNSAID 2% were application site reactions, such as dryness, exfoliation, erythema, pruritus, pain, induration, rash and scabbing. With respect to BUPHENYL, the most common side effects are change in the frequency of breathing, lack of or irregular menstruation, lower back, side, or stomach pain, mood or mental changes, muscle pain or twitching, nausea or vomiting, nervousness or restlessness, swelling of the feet or lower legs, unpleasant taste and unusual tiredness or weakness. With respect to RAVICTI, the most common side effects are diarrhea, nausea, decreased appetite, gas, vomiting, high blood levels of ammonia, headache, tiredness and dizziness. With respect to KRYSTEXXA, the most commonly reported serious adverse reactions in the pivotal trial were gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis, exacerbation of pre-existing congestive heart failure and vomiting.

The FDA or other regulatory authorities may also require, or we may undertake, additional clinical trials to support the safety profile of our medicines or medicine candidates.

In addition, if we or others identify undesirable side effects caused by our medicines or any other medicine candidate that we may develop that receives marketing approval, or if there is a perception that the medicine is associated with undesirable side effects:

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	regulatory authorities may withdraw their approval of the medicine or place restrictions on the way it is prescribed;
•	we may be required to change the way the medicine is administered, conduct additional clinical trials or change the labeling of the medicine or implement a risk evaluation and mitigation strategy; and
•	we may be subject to increased exposure to product liability and/or personal injury claims.

If any of these events occurred with respect to our medicines, our ability to generate significant revenues from the sale of these medicines would be significantly harmed.

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or if they experience regulatory compliance issues, we may not be able to obtain regulatory approval for or commercialize our medicine candidates and our business could be substantially harmed.

We have agreements with third-party contract research organizations, or CROs, to conduct our clinical programs, including those required for post-marketing commitments, and we expect to continue to rely on CROs for the completion of on-going and planned clinical trials. We may also have the need to enter into other such agreements in the future if we were to develop other medicine candidates or conduct clinical trials in additional indications for our existing medicines. In connection with our on-going Phase 3 study to evaluate ACTIMMUNE for the treatment of FA, we are working with the Clinical Trials Coordination Center, an academic research organization, or ARO, that is part of the Center for Human Experimental Therapeutics at the University of Rochester to conduct the FA Phase 3 study as well as collaborating with the Friedreich’s Ataxia Research Alliance, or FARA, and select investigators of FARA’s Collaborative Clinical Research Network in FA.  In connection with the investigator-initiated study to evaluate ACTIMMUNE in combination with PD-1/PD-L1 inhibitors in various forms of cancer including advanced urothelial carcinoma (bladder cancer) and renal cell carcinoma, we are collaborating with Fox Chase Cancer Center. In connection with our ongoing study to evaluate RAYOS/LODOTRA on the fatigue experienced by systemic lupus erythematosus patients, we are collaborating with the Alliance for Lupus Research. We rely heavily on these parties for the execution of our clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We, our CROs and our ARO are required to comply with current GCP or ICH regulations. The FDA enforces these GCP or ICH regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs or collaborators fail to comply with applicable GCP or ICH regulations, the data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCP or ICH regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs or collaborators violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. We must also obtain certain third-party institutional review board, or IRB, and ethics committee approvals in order to conduct our clinical trials.  Delays by IRBs and ethics committees in providing such approvals may delay our clinical trials.

If any of our relationships with these third-party CROs or collaborators terminate, we may not be able to enter into similar arrangements on commercially reasonable terms, or at all. If CROs or collaborators do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our medicines and medicine candidates. As a result, our results of operations and the commercial prospects for our medicines and medicine candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or adding additional CROs or collaborators can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new CRO or collaborator commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs and collaborators, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition or prospects.

In addition, in connection with our November 2013 acquisition of the U.S. rights to VIMOVO, we assumed responsibility for completing an ongoing Pediatric Research Equity Act post-marketing requirement study in children 12 years to 16 years and 11 months of age with Juvenile RA. This report was submitted to the FDA in December 2015. We have also assumed Hyperion’s post-marketing obligations and commitments to conduct studies in UCD patients during the first two months of life and from two months to two years of age. Although we are committed to carrying out these commitments, there are challenges in conducting studies in pediatric patients including availability of study sites, patients, and obtaining parental informed consent. These studies are ongoing and have targeted sNDA submission dates of the second quarter of 2016 for UCD patients from two months to two years of age and the first quarter of 2018 for UCD patients during the first two months of life. In connection with our acquisition of Crealta in January 2016, we assumed responsibility for an observational study related to KRYSTEXXA. Thus far in this study there have been no new signals and safety results are parallel to those in label. We are continuing to screen and enroll patients in the near term.

Clinical development of drugs and biologics involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and our outcome is uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of potential medicine candidates may not be predictive of the results of later-stage clinical trials. Medicine candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical testing.

With respect to our on-going Phase 3 clinical trial to evaluate ACTIMMUNE for the treatment of FA, and the investigator-initiated study to evaluate ACTIMMUNE in combination with OPDIVO® nivolumab in advanced solid tumors and to the extent that we are required to conduct additional clinical development of any of our existing or later acquired medicines or we conduct clinical development of earlier stage medicine candidates or for other additional indications for RAYOS/LODOTRA, we may experience delays in these clinical trials or investigator-initiated studies. We do not know whether any additional clinical trials will be initiated in the future, begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;
•

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining institutional review board or ethics committee approval at each site;
•	recruiting suitable patients to participate in a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical sites dropping out of a trial;
•	adding new sites; or
•	manufacturing sufficient quantities of medicine candidates for use in clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the medicine candidate being studied in relation to other available therapies, including any new drugs or biologics that may be approved for the indications we are investigating. Furthermore, we rely and expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our future clinical trials and while we have and intend to have agreements governing their committed activities, we will have limited influence over their actual performance.

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our medicine candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our collaborators, the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a medicine candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or if we terminate, any clinical trial of our medicine candidates, the commercial prospects of our medicine candidates will be harmed, and our ability to generate medicine revenues from any of these medicine candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our medicine development and approval process and jeopardize our ability to commence medicine sales and generate revenues.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of one or more of our medicine candidates.

Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our medicine candidates.

Business interruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. While we carry insurance for certain of these events and have implemented disaster management plans and contingencies, the occurrence of any of these business interruptions could seriously harm our business and financial condition and increase our costs and expenses. We conduct significant management operations at both our global headquarters located in Dublin, Ireland and our U.S. office located in Lake Forest, Illinois. If our Dublin or Lake Forest offices were affected by a natural or man-made disaster or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. We currently rely, and intend to rely in the future, on third-party manufacturers and suppliers to produce our medicines and third-party logistics partners to ship our medicines. Our ability to obtain commercial supplies of our medicines could be disrupted and our results of operations and financial condition could be materially and adversely affected if the operations of these third-party suppliers or logistics partners were affected by a man-made or natural disaster or other business interruption. The ultimate impact of such events on us, our significant suppliers and our general infrastructure is unknown.

We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.

We are dependent upon information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue.  Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property.  While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our medicines.

We face an inherent risk of product liability as a result of the commercial sales of our medicines and the clinical testing of our medicine candidates. For example, we may be sued if any of our medicines or medicine candidates allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the medicine, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our medicines and medicine candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our medicines or medicine candidates that we may develop;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and resources;
•	substantial monetary awards to trial participants or patients;
•	medicine recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources; and
•	the inability to commercialize our medicines or medicine candidates.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of medicines we develop. We currently carry product liability insurance covering our clinical studies and commercial medicine sales in the amount of $30 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the on-going commercialization of our current medicines in the United States, and/or the potential commercial launches of any of our medicines in additional markets or for additional indications, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our business involves the use of hazardous materials, and we and our third-party manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our third-party manufacturers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our medicine candidates and other hazardous compounds. We and our manufacturers are subject to federal, state and local as well as foreign laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state, federal or foreign authorities may curtail the use of these materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage. If we are subject to any liability as a result of our third-party manufacturers’ activities involving hazardous materials, our business and financial condition may be adversely affected. In the future we may seek to establish longer-term third-party manufacturing arrangements, pursuant to which we would seek to obtain contractual indemnification protection from such third-party manufacturers potentially limiting this liability exposure.

Our employees, independent contractors, principal investigators, consultants, vendors, distributors and CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

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

Risks Related to our Financial Position and Capital Requirements

In the past we have incurred significant operating losses, and we recently achieved operating profitability.

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara and Hyperion. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses in the past. We had operating income of $55.4 million for the year ended December 31, 2015 and operating losses of $8.5 million and $42.9 million for the years ended December 31, 2014 and 2013, respectively. We had net income of $39.5 million for the year ended December 31, 2015 and net losses of $263.6 million and $149.0 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $681.2 million. Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting. Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. While we anticipate that we will continue to generate operating profits in the future, whether we can sustain this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

We have limited sources of revenues and significant expenses. We cannot be certain that we will sustain profitability, which would depress the market price of our ordinary shares and could cause our investors to lose all or a part of their investment.

Our ability to sustain profitability depends upon our ability to generate sales of our medicines. We have a limited history of commercializing our medicines as a company, and commercialization has been primarily in the United States. We may never be able to successfully commercialize our medicines or develop or commercialize other medicines in the United States, which we believe represents our most significant commercial opportunity. Our ability to generate future revenues depends heavily on our success in:

•	continued commercialization of our existing medicines and any other medicine candidates for which we obtain approval;
•	obtaining FDA approvals for additional indications for ACTIMMUNE and RAVICTI;
•	securing additional foreign regulatory approvals for our medicines in territories where we have commercial rights; and
•	developing, acquiring and commercializing a portfolio of other medicines or medicine candidates in addition to our current medicines.

Even if we do generate additional medicine sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to remain profitable would depress the market price of our ordinary shares and could impair our ability to raise capital, expand our business, diversify our medicine offerings or continue our operations.

We may need to obtain additional financing to fund additional acquisitions.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•

commercialize our existing medicines in the United States, including due to the substantial expansion of our sales force we have completed in recent years, and our planned commercial launch of RAVICTI in Europe in 2017;

•	complete the regulatory approval process, and any future required clinical development related thereto, for our medicines and medicine candidates;
•

potentially acquire other businesses or additional complementary medicines or medicines that augment our current medicine portfolio, including costs associated with refinancing debt of acquired companies; and

•	conduct clinical trials with respect to potential additional indications, as well as conduct post-marketing requirements and commitments, with respect to our medicines and medicines we acquire.

While we believe that our existing cash and cash equivalents will be sufficient to fund our operations based on our current expectations of continued revenue growth, we may need to raise additional funds if we choose to expand our commercialization or development efforts more rapidly than presently anticipated, if we develop or acquire additional medicines or acquire companies, or if our revenue does not meet expectations.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our medicines or medicine candidates or one or more of our other research and development initiatives, or delay, cut back or abandon our plans to grow the business through acquisition. We also could be required to:

•

seek collaborators for one or more of our current or future medicine candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms our rights to technologies or medicine candidates that we would otherwise seek to develop or commercialize ourselves.

In addition, if we are unable to secure financing to support future acquisitions, our ability to execute on a key aspect of our overall growth strategy would be impaired.

Any of the above events could significantly harm our business, financial condition and prospects and cause the price of our ordinary shares to decline.

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.

As of December 31, 2015, we had $1,145.1 million book value, or $1,273.0 million principal amount, of indebtedness, including $400.0 million in secured indebtedness. In connection with the acquisition of Hyperion, we issued $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in April 2015 and borrowed $400.0 million in principal amount of secured loans pursuant to a credit agreement we entered into in May 2015 with Citibank, N.A. as administrative and collateral agent, and the lenders from time to time party thereto, or the credit agreement, providing for (i) a five-year $400.0 million term loan facility, or the 2015 Term Loan Facility; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder, or the 2015 Senior Secured Credit Facility. We repaid $1.0 million in principal amount from this facility in both September 2015 and December 2015. Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

This substantial level of debt could have important consequences to our business, including, but not limited to:

•	reducing the benefits we expect to receive from our recent and any future acquisition transactions;
•	making it more difficult for us to satisfy our obligations;
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

Our ability to obtain future financing and engage in other transactions may be restricted by these covenants. In addition, any credit ratings will impact the cost and availability of future borrowings and our cost of capital. Our ratings at any time will reflect each rating organization’s then opinion of our financial strength, operating performance and ability to meet our debt obligations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future. A reduction in our credit ratings may limit our ability to borrow at acceptable interest rates. If our credit ratings were downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might otherwise be available. Any impairment of our ability to obtain future financing on favorable terms could have an adverse effect on our ability to refinance any of our then-existing debt and may severely restrict our ability to execute on our business strategy, which includes the continued acquisition of additional medicines or businesses.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

Our management has broad discretion in the application of our cash, and investors will be relying on the judgment of our management regarding the use of our cash. Our management may not apply our cash in ways that ultimately increase the value of any investment in our securities. We expect to use our existing cash to fund commercialization activities for our medicines, to potentially fund additional medicine or business acquisitions, to potentially fund additional regulatory approvals of certain of our medicines, to potentially fund development, life cycle management or manufacturing activities of our medicines for other indications, and for working capital, capital expenditures and general corporate purposes. We may also invest our cash in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our shareholders. If we do not invest or apply our cash in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause the price of our ordinary shares to decline.

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three year period), the corporation’s ability to use pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change income may be limited. In September 2014, the acquisition of Vidara triggered an “ownership change” limitation and, as a result, we are subject to annual limits on our ability to use the net operating loss carryforwards of Horizon Pharma Inc. and its subsidiaries. We estimate this will result in annual limits of approximately $90 million in the years from 2016 through to 2031. Furthermore, we continue to carry forward our annual limitation resulting from an ownership change date of August 2, 2012. The limitation on pre-change net operating losses incurred prior to the August 2, 2012 change date is approximately $20 million for 2016, $15 million for 2017 and $8 million in the years from 2018 through to 2028. During the second quarter of 2015, we also recognized additional net operating losses and federal and state tax credits as a result of the Hyperion acquisition on May 7, 2015 in the amount of approximately $31 million of federal net operating losses, state operating losses of approximately $68 million (net of federal effect) and approximately $30 million of federal and state tax credits. We continue to carry forward the annual limitation related to Hyperion of $50.0 million resulting from the last ownership change date in 2014. The net operating loss carryforward limitation is cumulative such that any use of the carryforwards below the limitations in one year will result in a corresponding increase in the limitations for the subsequent tax year.

Following certain acquisitions of a U.S. corporation by a foreign corporation, Section 7874 of the Code limits the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, we expect this limitation is applicable following the acquisition of Vidara. As a result, it is not currently expected that we or our other U.S. affiliates will be able to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain taxable transactions following the acquisition of Vidara. Notwithstanding this limitation, we expect that we will be able to fully use our U.S. net operating losses prior to their expiration. As a result of this limitation, however, it may take HPI longer to use its net operating losses. Moreover, contrary to these expectations, it is possible that the limitation under Section 7874 of the Code on the utilization of U.S. tax attributes could prevent us from fully utilizing our U.S. tax attributes prior to their expiration if we do not generate sufficient taxable income.

Any limitation on our ability to use our net operating loss and tax credit carryforwards, including the carryforwards of companies that we acquire, will likely increase the taxes we would otherwise pay in future years if we were not subject to such limitations.

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

At December 31, 2015, we had $859.6 million of cash and cash equivalents consisting of cash, money market funds and short-term bank time deposits. This amount does not reflect our use of approximately $510.0 million of cash for the acquisition of Crealta in January 2016. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2015, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

If intangible assets that we have recorded in connection with our acquisition transactions become impaired, we could have to take significant charges against earnings.

In connection with the accounting for our various acquisition transactions, we have recorded significant amounts of intangible assets. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our medicines and medicine candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our medicines and medicine candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover our medicines in the United States or in other foreign countries. If this were to occur, early generic competition could be expected against our current medicines and other medicine candidates in development. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which prior art can invalidate a patent or prevent a patent from issuing based on a pending patent application. In particular, because the APIs in DUEXIS, VIMOVO and RAYOS/LODOTRA have been on the market as separate medicines for many years, it is possible that these medicines have previously been used off-label in such a manner that such prior usage would affect the validity of our patents or our ability to obtain patents based on our patent applications. In addition, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., where the court held that claims directed to methods of determining whether to adjust drug dosing levels based on drug metabolite levels in the red blood cells were not patent eligible because they were directed to a law of nature. This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims.

Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against several companies intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s; (ii) Lupin Limited and Lupin Pharmaceuticals Inc., or collectively Lupin; (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc., or collectively Mylan; and (iv) Watson and Actavis Pharma, Inc., or collectively Actavis. The cases were filed in response to Paragraph IV Patent Certification notice letters forwarded by each of Dr. Reddy’s, Lupin, Mylan and Actavis advising us that each had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO.

On February 24, 2015, Dr. Reddy’s Laboratories, Inc. filed a Petition for inter partes Review, or IPR, of U.S. Patent No. 8,557,285, one of the patents in litigation in the above referenced VIMOVO cases. On October 9, 2015, the United States Patent and Trademark Office denied such Petition for IPR.

On May 21, 2015, the Coalition for Affordable Drugs VII LLC, or the Coalition for Affordable Drugs, filed a Petition for IPR of U.S. Patent No. 6,926,907, one of the patents in litigation in the above referenced VIMOVO cases. On December 8, 2015, the United States Patent and Trademark Office denied such Petition for IPR.

On June 5, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,858,996, one of the patents in litigation in the above referenced VIMOVO cases. On December 17, 2015, the United States Patent and Trademark Office denied such Petition for IPR.

On August 7, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,852,636, one of the patents in litigation in the above referenced VIMOVO cases. On February 11, 2016, the United States Patent and Trademark office denied such Petition for IPR.

On August 12, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,945,621, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether such IPR will be instituted.

On August 19, 2015, Lupin filed Petitions for IPR of U.S. Patent Nos. 8,858,996, 8,852,636, and 8,865,190, all patents in litigation in the above referenced VIMOVO cases.  The Patent Trial and Appeal Board has not yet issued decisions with regard to whether such IPRs will be instituted.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against several companies intending to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book.  These cases are collectively known as the PENNSAID 2% cases, and involve the following sets of defendants: (i)  Actavis FL, Actavis, Inc., and Actavis plc, or collectively Actavis; (ii) Lupin Limited, or Lupin; (iii)  IGI Laboratories, Inc., or IGI; and (iv) Amneal Pharmaceuticals LLC, or Amneal.  These cases arise from Paragraph IV Patent Certification notice letters from each of Actavis, Lupin, IGI, and Amneal advising each had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2%.

Patent litigation is currently pending in the United States District Court for the Eastern District of Texas and in the United States District Court for the District of New Jersey against Par Pharmaceutical, Inc., or Par Pharmaceutical, and Lupin, respectively, who are each intending to market generic versions of RAVICTI prior to the expiration of certain of our patents listed in the Orange Book.  These cases are collectively known as the RAVICTI cases, and arise from Paragraph IV Patent Certification notice letters from each of Par Pharmaceutical and Lupin advising each had filed an ANDA with the FDA seeking approval to market a generic version of RAVICTI.

On April 29, 2015, Par filed Petitions for IPRs of U.S. Patent No. 8,404,215 and U.S. Patent No. 8,642,012, two of the patents involved in the above mentioned RAVICTI cases. On November 4, 2015, the Patent Trial and Appeal Board issued decisions instituting such IPRs.

We intend to vigorously defend our intellectual property rights relating to our medicines, but we cannot predict the outcome of the VIMOVO cases, the PENNSAID 2% cases, the RAVCTI cases or the IPRs. Any adverse outcome in these matters or any new generic challenges that may arise could result in one or more generic versions of our medicines being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of our medicines, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold with respect to our medicines fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop them and threaten our ability to commercialize our medicines. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable or will go unthreatened by third parties. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to our medicines or any other medicine candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third-party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

With respect to RAVICTI, the composition of matter patent we hold would have expired in the United States in February 2015 without term extension. However, Hyperion applied for a term extension of approximately four years for this patent under the Drug Price Competition and Patent Term Restoration Act. Hyperion recently received notice that the United States Patent and Trademark Office, or U.S. PTO, has determined that the length of the extension is 1,267 days. We cannot guarantee that pending patent applications related to RAVICTI will result in additional patents or that other existing and future patents related to RAVICTI will be held valid and enforceable or will be sufficient to deter generic competition in the United States. Therefore, it is possible that upon expiration of the RAVICTI composition of matter patent, we would need to rely on forms of regulatory exclusivity, to the extent available, to protect against generic competition.

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

Our commercial success depends in part on us avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter party reexamination proceedings before the U.S. PTO. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which our collaborators are developing medicine candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our medicine candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our medicines and/or any other medicine candidates. Because patent applications can take many years to issue, there may be currently pending patent applications, which may later result in issued patents that our medicine candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our medicine candidates, any molecules formed during the manufacturing process or any final medicine itself, the holders of any such patents may be able to block our ability to commercialize such medicine candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable medicine candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our medicine candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing medicines, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our medicine candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our medicine candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our medicines, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

If we fail to comply with our obligations in the agreements under which we license rights to technology from third parties, we could lose license rights that are important to our business.

We are party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we hold an exclusive license to SkyePharma AG’s, or SkyePharma, proprietary technology and know-how covering the delayed-release of corticosteroids relating to RAYOS/LODOTRA. If we fail to comply with our obligations under our agreement with SkyePharma or our other license agreements, or if we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market medicines covered by the license, including RAYOS/ LODOTRA.

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

We also license rights to patents, know-how and trademarks for ACTIMMUNE from Genentech Inc., or Genentech, under an agreement that remains in effect for so long as we continue to commercialize and sell ACTIMMUNE. However, Genentech may terminate the agreement upon our material default, if not cured within a specified period of time. Genentech may also terminate the agreement in the event of our bankruptcy or insolvency. Upon such a termination of the agreement, all intellectual property rights conveyed to us under the agreement, including the rights to the ACTIMMUNE trademark, revert to Genentech. If we fail to comply with our obligations under this agreement, we could lose the ability to market and distribute ACTIMMUNE, which would have a material adverse effect on our business, financial condition and results of operations.

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

We also hold an exclusive license to patents and technology from Duke University, or Duke, and Mountain View Pharmaceuticals, Inc., or MVP, covering KRYSTEXXA.  Duke and MVP may terminate the license if we commit fraud or for our willful misconduct or illegal conduct.  Duke and MVP may also terminate the license upon our material breach of the agreement, if not cured within a specified period of time, or upon written notice if we have committed two or more material breaches under the agreement. Duke and MVP may also terminate the license in the event of our bankruptcy or insolvency.  If the license is terminated, it may be impossible for us to continue to commercialize KRYSTEXXA, which would have a material adverse effect on our business, financial condition and results of operations.

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

Periodic maintenance fees on any issued patent are due to be paid to the U.S. PTO and foreign patent agencies in several stages over the lifetime of the patent. The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or licensors that control the prosecution and maintenance of our licensed patents fail to maintain the patents and patent applications covering our medicine candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Risks Related to Ownership of Our Ordinary Shares

The market price of our ordinary shares historically has been volatile and is likely to continue to be volatile, and you could lose all or part of any investment in our ordinary shares.

The trading price of our ordinary shares has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	our failure to successfully execute our commercialization strategy with respect to our approved medicines, particularly our commercialization of our medicines in the United States;
•	actions or announcements by third-party or government payors with respect to coverage and reimbursement of our medicines;
•

disputes or other developments relating to intellectual property and other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our medicines and medicine candidates;

•	unanticipated serious safety concerns related to the use of our medicines;
•	adverse regulatory decisions;
•	changes in laws or regulations applicable to our business, medicines or medicine candidates, including but not limited to clinical trial requirements for approvals or tax laws;
•	inability to comply with our debt covenants and to make payments as they become due;
•	inability to obtain adequate commercial supply for any approved medicine or inability to do so at acceptable prices;
•	developments concerning our commercial partners, including but not limited to those with our sources of manufacturing supply;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse results or delays in clinical trials;

•	our failure to successfully develop and/or acquire additional medicine candidates or obtain approvals for additional indications for our existing medicine candidates;
•	introduction of new medicines or services offered by us or our competitors;
•	overall performance of the equity markets, including the pharmaceutical sector, and general political and economic conditions;
•	failure to meet or exceed revenue and financial projections that we may provide to the public;
•	actual or anticipated variations in quarterly operating results;
•	failure to meet or exceed the estimates and projections of the investment community;
•	inaccurate or significant adverse media coverage;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	our inability to successfully enter new markets;
•	the termination of a collaboration or the inability to establish additional collaborations;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our inability to maintain an adequate rate of growth;
•	ineffectiveness of our internal controls or our inability to otherwise comply with financial reporting requirements;
•	adverse U.S. and foreign tax exposure;
•	additions or departures of key management, commercial or regulatory personnel;
•	issuances of debt or equity securities;
•	significant lawsuits, including patent or shareholder litigation;
•	changes in the market valuations of similar companies to us;
•	sales of our ordinary shares by us or our shareholders in the future;
•	trading volume of our ordinary shares;
•	effects of natural or man-made catastrophic events or other business interruptions; and
•	other events or factors, many of which are beyond our control.

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

We have never declared or paid dividends on our share capital and we do not anticipate paying dividends in the foreseeable future.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In particular, the Sarbanes-Oxley Act of 2000, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, Inc., or NASDAQ, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. These rules and regulations have substantially increased our legal and financial compliance costs and have made some activities more time-consuming and costly. These effects are exacerbated by our transition to an Irish company and the integration of numerous acquired businesses and operations into our historical business and operating structure. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will continue to decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our medicines or services. For example, these rules and regulations make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs that we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. If we fail to comply with the continued listing requirements of NASDAQ, our ordinary shares could be delisted from The NASDAQ Global Select Market, which would adversely affect the liquidity of our ordinary shares and our ability to obtain future financing.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform annual system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our independent registered public accounting firm is also required to deliver a report on the effectiveness of our internal control over financial reporting. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts, particularly because of our Irish parent company structure and international operations. In particular, prior to the acquisition of Vidara and Crealta, these companies and their affiliated entities were not subject to the requirements of the Sarbanes-Oxley Act. We are taking measures to establish or implement an internal control environment at these entities aimed at successfully adopting the requirements of Section 404. However, it is possible that we may experience delays in implementing or be unable to implement the required internal controls over financial reporting and other disclosure controls and procedures. In addition, while Hyperion was previously subject to some of the requirements of Section 404, we may still encounter difficulties in integrating Hyperion’s internal controls within our current internal control framework. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, as well as retain and work with consultants with such knowledge. Moreover, if we are not able to comply with the requirements of Section 404 or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our ordinary shares could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and rules adopted by the SEC and by NASDAQ, would likely result in increased costs as we respond to their requirements.

Sales of a substantial number of our ordinary shares in the public market could cause our share price to decline.

If our existing shareholders sell, or indicate an intention to sell, substantial amounts of our ordinary shares in the public market, the trading price of such ordinary shares could decline. In addition, our ordinary shares that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

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

Provisions of our articles of association could delay or prevent a takeover of us by a third-party.

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

In certain circumstances, the transfer of shares in an Irish incorporated company will be subject to Irish stamp duty, which is a legal obligation of the buyer. This duty is currently charged at the rate of 1.0 percent of the price paid or the market value of the shares acquired, if higher. Because our ordinary shares are traded on a recognized stock exchange in the United States, an exemption from this stamp duty is available to transfers by shareholders who hold ordinary shares beneficially through brokers which in turn hold those shares through the Depositary Trust Company, or DTC, to holders who also hold through DTC. However, a transfer by or to a record holder who holds ordinary shares directly in his, her or its own name could be subject to this stamp duty. We, in our absolute discretion and insofar as the Companies Acts or any other applicable law permit, may, or may provide that one of our subsidiaries will pay Irish stamp duty arising on a transfer of our ordinary shares on behalf of the transferee of such ordinary shares. If stamp duty resulting from the transfer of ordinary shares which would otherwise be payable by the transferee is paid by us or any of our subsidiaries on behalf of the transferee, then in those circumstances, we will, on our behalf or on behalf of such subsidiary (as the case may be), be entitled to (i) seek reimbursement of the stamp duty from the transferee, (ii) set-off the stamp duty against any dividends payable to the transferee of those ordinary shares and (iii) claim a first and permanent lien on the ordinary shares on which stamp duty has been paid by us or such subsidiary for the amount of stamp duty paid. Our lien shall extend to all dividends paid on those ordinary shares.

Dividends paid by us may be subject to Irish dividend withholding tax.

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

The trading market for our ordinary shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our rating or publish inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts cease coverage of our company or fail to publish reports on our company regularly, demand for our ordinary shares could decrease, which might cause our share price and trading volume to decline.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Location	Approximate Square Footage	Lease Expiry Date
Dublin, Ireland	18,900	November 4, 2029
Lake Forest, Illinois (1)	160,000	March 31, 2024
Deerfield, Illinois (2)	53,500	June 30, 2018
Brisbane, California (3)	20,100	November 30, 2019
Mannheim, Germany	9,500	December 31, 2016
Chicago, Illinois	6,500	December 31, 2018
Roswell, Georgia	6,200	October 31, 2018
Reinach, Switzerland	3,500	May 31, 2020

(1)

We have two separate lease agreements in place for this property. The first lease, consisting of approximately 15,000 square feet, was assumed by us as a result of our acquisition of Crealta in January 2016 and will expire on October 31, 2017.

(2)	We vacated the premises in Deerfield, Illinois, and began occupying the premises in Lake Forest, Illinois, in January 2016.
(3)	We vacated the premises in Brisbane, California in December 2015 and entered into a sublease agreement for the property with a third party.

Item 3. Legal Proceedings

For a description of our legal proceedings, see Note 17, Legal Proceedings, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As a result of the Vidara Merger, all of the shares of Horizon Pharma, Inc. common stock issued and outstanding immediately prior to the effective time of the Vidara Merger were canceled and automatically converted into and became the right to receive our ordinary shares on a one-for-one basis and Horizon Pharma, Inc. became a wholly-owned subsidiary of Horizon Pharma plc.

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

	High	Low
2015
First quarter	$26.46	$12.64
Second quarter	34.99	25.26
Third quarter	39.49	16.22
Fourth quarter	23.70	12.86

	High	Low
2014
First quarter	$18.30	$7.40
Second quarter	16.72	11.50
Third quarter	16.56	7.85
Fourth quarter	13.55	10.15

Holders of Record

The closing price of our ordinary shares on February 23, 2016 was $18.28. As of February 23, 2016, there were approximately 16 holders of record of our ordinary shares.

Performance Graph

The following graph shows a comparison from July 28, 2011 (the date the common stock of Horizon Pharma, Inc. commenced trading on The NASDAQ Global Market) through December 31, 2015 of the cumulative total return for (i) our ordinary shares, (ii) the NASDAQ US Benchmark TR Index and (iii) NASDAQ Pharmaceuticals.

Information set forth in the graph below represents the performance of the Horizon Pharma, Inc. common stock from July 28, 2011 until September 18, 2014, the day before the consummation of the Vidara Merger, and the performance of our ordinary shares from September 19, 2014 through December 31, 2015. Our ordinary shares trade on the same exchange, the NASDAQ Global Market, and under the same trading symbol, “HZNP”, as the Horizon Pharma, Inc. common stock prior to the Vidara Merger. The graph assumes an initial investment of $100 on July 28, 2011. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

	07/28/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Cumulative Returns
Horizon Pharma Plc	$100.00	$43.72	$25.46	$83.28	$140.87	$236.83
NASDAQ Pharmaceuticals	100.00	108.69	124.25	168.59	205.37	216.53
NASDAQ US Benchmark TR Index	100.00	97.06	113.01	150.85	169.95	170.46

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

Dividend Policy

No cash dividends have ever been declared or paid on the common equity to date by Horizon Pharma, Inc. or us. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our ordinary shares for the foreseeable future. Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.” In addition, our ability to pay cash dividends is currently prohibited by the terms of our 2015 Senior Secured Credit Facility so long as we owe any amounts to the lenders under the credit agreement, subject to customary exceptions. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

We completed the following issuances of unregistered securities during the year ended December 31, 2015 which were not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

•

In December 2015, we issued an aggregate of 200 ordinary shares to Pylon Capital upon the cash exercise of warrants and we received proceeds of $914 representing the aggregate exercise price of such warrants.

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

Issuer Repurchases of Equity Securities

None.

Irish Law Matters

See Irish Law Matters included in Item 1 of Part I of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The selected statement of comprehensive income (loss) data and selected statement of cash flows data for the years ended December 31, 2015, 2014 and 2013, and the balance sheet data as of December 31, 2015 and 2014 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of comprehensive income (loss) data and selected statement of cash flows data for the years ended December 31, 2012 and 2011, and the balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from audited financial statements which are not included in this Annual Report on Form 10-K.

The following selected financial data also reflects the 1-for-2.374 reverse stock split of the outstanding shares of common stock of Horizon Pharma, Inc. effected in July 2011.

Our historical results are not necessarily indicative of future results. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data for periods prior to the year ended December 31, 2014 is that of Horizon Pharma, Inc., our predecessor, while the selected financial data for the years ended December 31, 2015 and 2014 is that of Horizon Pharma plc.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$859,616	$218,807	$80,480	$104,087	$17,966
Working capital	748,595	106,024	67,455	79,983	1,065
Total assets	3,066,947	1,114,333	252,596	193,984	101,078
Total debt, net of debt discount	1,145,115	345,503	110,762	48,801	19,438
Accumulated deficit	(681,187)	(720,719)	(457,116)	(308,111)	(220,317)
Total shareholders’ equity (deficit)	1,313,145	540,204	(49,082)	105,978	45,912

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Selected Statement of Comprehensive Income (Loss) Data
Net sales	$757,044	$296,955	$74,016	$18,844	$6,927
Cost of goods sold	219,502	78,753	14,625	11,875	7,267
Gross profit (loss)	537,542	218,202	59,391	6,969	(340)
Loss before benefit for income taxes	(132,712)	(269,687)	(150,126)	(92,965)	(127,948)
Net income (loss)	39,532	(263,603)	(149,005)	(87,794)	(113,265)
Net income (loss) per share - basic	0.27	(3.15)	(2.34)	(2.26)	(12.56)
Net income (loss) per share - diluted	0.25	(3.15)	(2.34)	(2.26)	(12.56)

Selected Statement of Cash Flows Data
Net cash provided by (used in) operating activities	$194,166	$27,549	$(54,287)	$(76,641)	$(41,540)
Net cash used in investing activities	(995,048)	(227,720)	(36,135)	(1,386)	(2,154)
Net cash provided by financing activities	1,442,481	338,285	66,716	164,308	55,152
Payments for acquisitions, net of cash acquired	(1,022,361)	(224,220)	(35,000)	—	—
Net proceeds from the issuance of common stock	500,454	41,934	6,637	128,518	44,678
Net proceeds from the issuance of debt	1,241,027	286,966	143,598	55,578	23,417
Repayment of debt	299,000	—	64,884	19,788	13,067

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

OVERVIEW

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Horizon Pharma plc and its consolidated subsidiaries, including its predecessor, Horizon Pharma, Inc., or HPI. All references to “Vidara” are references to Horizon Pharma plc (formerly known as Vidara Therapeutics International Public Limited Company) and its consolidated subsidiaries prior to the effective time of the merger of the businesses of HPI and Vidara on September 19, 2014, or the Vidara Merger. The disclosures in this report relating to the pre-Vidara Merger business of Horizon Pharma plc, unless noted as being the business of Vidara prior to the Vidara Merger, pertain to the business of HPI prior to the Vidara Merger.

Our Business

We are a biopharmaceutical company focused on improving patients’ lives by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. We market nine medicines through our orphan, primary care and rheumatology business units. Our marketed medicines are ACTIMMUNE® (interferon gamma-1b), BUPHENYL® (sodium phenylbutyrate) Tablets and Powder, DUEXIS® (ibuprofen/famotidine), KRYSTEXXA® (pegloticase), MIGERGOT® (ergotamine tartrate & caffeine suppositories), PENNSAID® (diclofenac sodium topical solution) 2% w/w, or PENNSAID 2%, RAVICTI® (glycerol phenylbutyrate) Oral Liquid, RAYOS® (prednisone) delayed-release tablets and VIMOVO® (naproxen/esomeprazole magnesium).

We developed DUEXIS and RAYOS, known as LODOTRA® outside the United States, acquired the U.S. rights to VIMOVO from AstraZeneca AB, or AstraZeneca, in November 2013, acquired certain rights to ACTIMMUNE as a result of the Vidara Merger in September 2014, acquired the U.S. rights to PENNSAID 2% from Nuvo Research Inc., or Nuvo, in October 2014, acquired RAVICTI and BUPHENYL, known as AMMONAPS® in Europe, as a result of our acquisition of Hyperion Therapeutics Inc., or Hyperion, in May 2015, and acquired KRYSTEXXA and MIGERGOT as a result of our acquisition of Crealta Holdings LLC., or Crealta, in January 2016.

Our medicines are distributed by retail and specialty pharmacies. Part of our commercial strategy for our primary care and rheumatology business units is to offer physicians the opportunity to have their patients fill prescriptions through pharmacies participating in our HorizonCares patient access program. This program does not involve us in the prescribing of medicines. The purpose of this program is solely to assist in ensuring that, when physicians determine one of our medicines offers a potential clinical benefit to their patients and prescribe the medicine for an eligible patient, financial assistance may be available to reduce the commercial patient’s out-of-pocket costs. In 2015, this resulted in 96 percent of commercial patients having co-pay amounts of $10 or less when filling prescriptions for our medicines utilizing our patient access program. For commercial patients who were prescribed our primary care or rheumatology medicines, the HorizonCares program offers co-pay assistance when a third-party payor covers a prescription but requires an eligible patient to pay a co-pay or deductible, and offers full subsidization when a third-party payor rejects coverage for an eligible patient. For patients prescribed our orphan medicines, our patient access programs provide reimbursement support, a clinical nurse program, co-pay and other patient assistance. The aggregate commercial value of our patient access programs for the year ended December 31, 2015 was approximately $1,020 million. All pharmacies that fill prescriptions for our medicines are fully independent, including those that participate in HorizonCares. We do not own or possess any option to purchase an ownership stake in any pharmacy that distributes our medicines, and our relationship with each pharmacy is non-exclusive and arm’s length. All of our sales are processed through pharmacies independent of our business. As of December 31, 2015, approximately 25 independent pharmacies participated in the HorizonCares program for our primary care and rheumatology medicines.

We have a compliance program in place to address adherence with various laws and regulations relating to the selling, marketing, and manufacturing of our medicines, as well as certain third-party relationships, including pharmacies. Specifically with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in our access programs, to confirm their activities, adjudication and practices are consistent with our compliance policies and guidance.

We market our medicines in the United States through our field sales force, which numbered approximately 395 representatives as of December 31, 2015. Our strategy is to use the commercial strength and infrastructure we have established in creating a global biopharmaceutical company to continue the successful commercialization of our existing medicine portfolio while also expanding and leveraging these capabilities by identifying, developing, acquiring and commercializing additional differentiated and accessible medicines that address unmet medical needs.

On November 30, 2015, we announced the European Commission, or EC, has adopted a binding decision to approve RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric patients two months of age and older with six subtypes of urea cycle disorders, or UCDs. This decision follows the Positive Opinion previously adopted on September 24, 2015 by the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA. The approval authorizes us to market RAVICTI in all 28 Member States of the European Union, or EU, and the centralized marketing authorization will form the basis for recognition by the Member States of the European Economic Area, namely Norway, Iceland and Liechtenstein, for the medicine to be placed on the market.

On January 13, 2016, we completed our acquisition of Crealta for approximately $510 million in cash. Crealta is a specialty pharmaceutical company focused on innovative therapeutics designed to improve patient outcomes, and marketed KRYSTEXXA and MIGERGOT.

Research and Development

We devote significant resources to research and development activities associated with our current branded medicines. For the years ended December 31, 2015, 2014 and 2013, we recorded $41.9 million, $17.5 million and $10.1 million, respectively, in research and development expenses.

For further details regarding these activities, see Research and Development in Item 1 of Part I, Business, of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	For the Years
	Ended December 31,		Increase /	Change
	2015	2014	(Decrease)%
	(in thousands)
Net sales	$757,044	$296,955	$460,089	155%
Cost of goods sold	219,502	78,753	140,749	179%
Gross profit	537,542	218,202	319,340	146%
Operating expenses
Research and development	41,865	17,460	24,405	140%
Sales and marketing	220,444	120,276	100,168	83%
General and administrative	219,861	88,957	130,904	147%
Total operating expenses	482,170	226,693	255,477	113%
Operating income (loss)	55,372	(8,491)	63,863	752%
Other income (expense), net:
Interest expense, net	(69,900)	(23,826)	46,074	193%
Foreign exchange loss	(1,237)	(3,905)	(2,668)	(68%)
Loss on derivative fair value	—	(214,995)	(214,995)	(100%)
Loss on induced conversion of debt and debt extinguishment	(77,624)	(29,390)	48,234	164%
Loss on sale of long-term investments	(29,032)	—	29,032	100%
Bargain purchase gain	—	22,171	22,171	100%
Other expense, net	(10,291)	(11,251)	(960)	(9%)
Total other expense, net	(188,084)	(261,196)	(73,112)	28%
Loss before benefit for income taxes	(132,712)	(269,687)	(136,975)	(51%)
Benefit for income taxes	(172,244)	(6,084)	166,160	2,731%
Net income (loss)	$39,532	$(263,603)	$303,135	115%

Net sales. Net sales increased $460.1 million, or 155%, to $757.0 million during the year ended December 31, 2015, from $296.9 million during the year ended December 31, 2014.

The following table presents a summary of total net sales attributed to geographic sources for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$744,036	98%	$290,396	98%
Rest of world	13,008	2%	6,559	2%
Total net sales	$757,044		$296,955

The following table reflects the components of net sales for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Change	Change
	2015	2014	$	%
		(in thousands)
DUEXIS	$190,357	$83,243	$107,114	129%
VIMOVO	166,672	162,954	3,718	2%
PENNSAID 2%	147,010	—	147,010	*
ACTIMMUNE	107,444	25,251	82,193	326%
RAVICTI	86,875	—	86,875	*
RAYOS	40,329	19,020	21,309	112%
BUPHENYL	13,458	—	13,458	*
LODOTRA	4,899	6,487	(1,588)	(25%)
Total net sales	$757,044	$296,955	$460,089	155%

*	Percentage change is not meaningful.

The increase in net sales during the year ended December 31, 2015 was primarily due to the recognition of PENNSAID 2% sales beginning in January 2015 following our acquisition of the U.S. rights to PENNSAID 2% from Nuvo in October 2014, the growth in sales of DUEXIS, the recognition of RAVICTI and BUPHENYL sales following the acquisition of Hyperion in May 2015, full-period recognition of ACTIMMUNE sales during the year ended December 31, 2015 compared with partial-period recognition during the year ended December 31, 2014, following the Vidara Merger on September 19, 2014, and the growth of RAYOS sales.

DUEXIS. Net sales increased $107.1 million, or 129%, to $190.4 million during the year ended December 31, 2015, from $83.3 million during the year ended December 31, 2014. DUEXIS net sales increased $58.0 million as a result of prescription volume growth driven by the expansion of our field sales force and increased $49.1 million due to higher net pricing resulting from wholesale acquisition cost, or WAC, price increases partially offset by additional patient co-pay reimbursements.

VIMOVO. Net sales increased $3.7 million, or 2%, to $166.7 million during the year ended December 31, 2015, from $163.0 million during the year ended December 31, 2014. VIMOVO net sales increased by $23.5 million resulting from prescription volume growth, offset by a decrease of $19.8 million due to lower net pricing. While we have increased the WAC price for VIMOVO over the last 12 months, the increases were more than offset by additional patient co-pay reimbursements.

PENNSAID 2%. Net sales were $147.0 million during the year ended December 31, 2015. We began recognizing PENNSAID 2% sales in January 2015 following our acquisition of the U.S. rights to PENNSAID 2% from Nuvo in October 2014.

ACTIMMUNE. Net sales increased $82.2 million, or 326%, to $107.5 million during the year ended December 31, 2015, from $25.3 million during the year ended December 31, 2014. We began recognizing ACTIMMUNE sales following the closing of the Vidara Merger on September 19, 2014, therefore only a partial period of ACTIMMUNE sales were recognized during the year ended December 31, 2014, compared with full-period recognition of sales during the year ended December 31, 2015.

RAVICTI. Net sales were $86.9 million during the year ended December 31, 2015. We began recognizing RAVICTI sales following the acquisition of Hyperion in May 2015.

RAYOS. Net sales increased $21.3 million, or 112%, to $40.3 million during the year ended December 31, 2015, from $19.0 million during the year ended December 31, 2014. The increase was primarily due to prescription growth and net price increases resulting in higher net sales of approximately $20.2 million and $1.1 million, respectively.

BUPHENYL. Net sales were $13.5 million during the year ended December 31, 2015. We began recognizing BUPHENYL sales following the acquisition of Hyperion in May 2015.

LODOTRA. Net sales decreased $1.6 million, or 25%, to $4.9 million during the year ended December 31, 2015, from $6.5 million during the year ended December 31, 2014. The decrease was due to fewer shipments to our European distribution partner, Mundipharma International Corporation Limited, or Mundipharma. LODOTRA sales to Mundipharma occur at the time we ship, based on Mundipharma’s estimated requirements. Accordingly, LODOTRA sales are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly.

The table below reconciles our gross sales to net sales for the years ended December 31, 2015 and 2014 (in millions):

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$2,057.3	100.0%	$600.8	100.0%
Adjustments to gross sales:
Prompt pay discounts	(41.3)	(2.0%)	(11.0)	(1.8%)
Product returns	(14.4)	(0.7%)	(7.2)	(1.2%)
Co-pay and other patient assistance	(1,020.2)	(49.6%)	(138.3)	(23.1%)
Wholesaler fees and commercial rebates	(66.1)	(3.2%)	(102.0)	(17.0%)
Government rebates and chargebacks	(158.3)	(7.7%)	(45.3)	(7.5%)
Total adjustments	(1,300.3)	(63.2%)	(303.8)	(50.6%)
Net sales	$757.0	36.8%	$297.0	49.4%

During the year ended December 31, 2015, co-pay and other patient assistance, as a percentage of gross sales, increased to 49.6% from 23.1% during the year ended December 31, 2014. The increase was primarily due to the rollout of our HorizonCares program to all sales territories during 2015 which helped ensure patient access to our medicines in the face of exclusionary actions by certain pharmacy benefit managers, or PBMs. During the year ended December 31, 2015, wholesaler fees and commercial rebates, as a percentage of gross sales, decreased to 3.2% from 17.0% during the year ended December 31, 2014, primarily due to a decrease in our managed care rebates following the termination of our agreements with Caremark and Express Scripts Inc. in 2014.

Effective January 1, 2015, two significant PBMs placed DUEXIS and VIMOVO on their exclusion lists, which resulted in a loss of reimbursement for patients whose healthcare plans have adopted these PBM exclusion lists. However, this action did not negatively impact sales volume for either medicine. In fact, with successful adoption of our HorizonCares program by physicians, we are seeing increases in sales volume for both medicines. During the year ended December 31, 2015, DUEXIS sales volumes have increased by 70% and VIMOVO sales volumes have increased by 14%, each, when compared to the year ended December 31, 2014.

We have expanded and plan to continue expanding our sales force to support existing and newly acquired medicines. As of December 31, 2015, as result of the Hyperion acquisition, Vidara Merger and acquisition of PENNSAID 2%, we have expanded our sales force to approximately 395 sales representatives, consisting of approximately 15 orphan disease sales representatives, 340 primary care sales representatives and 40 rheumatology sales specialists, from 375 sales representatives on December 31, 2014.

Cost of Goods Sold. Cost of goods sold increased $140.7 million to $219.5 million during the year ended December 31, 2015, from $78.8 million during the year ended December 31, 2014. As a percentage of net sales, cost of goods sold was 29.0% during the year ended December 31, 2015 compared to 26.5% during the year ended December 31, 2014. The increase in cost of goods sold was primarily attributable to an increase in intangible amortization expense of $100.0 million, a $19.1 million increase in product costs associated with higher sales, higher royalty accretion expense of $11.1 million and a $10.5 million increase in charges relating to the remeasurement of contingent royalty liabilities.

The increase in intangible amortization of $100.0 million during the year ended December 31, 2015 compared to the prior year was primarily due to increases in intangible amortization expense of $62.2 million in relation to RAVICTI and BUPHENYL (acquired on May 7, 2015), $31.1 million relating to ACTIMMUNE developed technology (acquired on September 19, 2014) and $7.3 million relating to PENNSAID 2% (U.S. rights acquired in October 2014).

Research and Development Expenses. Research and development expenses increased $24.4 million to $41.9 million during the year ended December 31, 2015, from $17.5 million during the year ended December 31, 2014. The increase in research and development expenses during the year ended December 31, 2015 was primarily associated with $17.1 million in research and development expenses for ACTIMMUNE, RAVICTI and BUPHENYL, which included $4.0 million related to the Phase 3 trial for ACTIMMUNE in FA. We also recorded an increase of $5.1 million in share-based compensation expense during the year ended December 31, 2015 compared to the year ended December 31, 2014 as a result of the increase in the number of employees involved in research and development activities following the Vidara Merger and Hyperion acquisition.

Sales and Marketing Expenses. Sales and marketing expenses increased $100.1 million to $220.4 million during the year ended December 31, 2015, from $120.3 million during the year ended December 31, 2014. The increase in sales and marketing expenses reflects the growth in revenue and increase in the number of sales representatives over the same period, and was primarily attributable to an increase of $58.5 million in employee costs, including $18.9 million related to share-based compensation, resulting from the increased staffing of our field sales force and the expansion of our HorizonCares support team. We also recorded an increase of $22.0 million in marketing and commercialization expenses and an increase of $6.8 million in medicine samples distributed.

General and Administrative Expenses. General and administrative expenses increased $130.9 million to $219.9 million during the year ended December 31, 2015, from $89.0 million during the year ended December 31, 2014. The increase in general and administrative expenses was primarily attributable to an increase of $48.6 million in share-based compensation expense, $18.4 million in acquisition-related general and administrative expenses, and $63.9 million related to our growth in headcount, facilities, finance fees, legal fees and information technology expenses following the Vidara Merger and Hyperion acquisition.

Interest Expense, Net. Interest expense, net, increased $46.1 million to $69.9 million during the year ended December 31, 2015, from $23.8 million during the year ended December 31, 2014. The increased interest expense, net, was due to a full year of interest expense in 2015 on borrowings to fund the Vidara Merger in September 2014 and interest on additional borrowings to partially fund the acquisition of Hyperion in May 2015, including the $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, the six-year $400.0 million term loan facility, or the 2015 Term Loan Facility, and the $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes, as compared to our prior year borrowings under the 5.00% Convertible Senior Notes due 2018, or Convertible Senior Notes, and the prior five-year $300.0 million term loan facility, or 2014 Term Loan Facility.

Foreign Exchange Loss. During the year ended December 31, 2015, we reported a foreign exchange loss of $1.2 million.

Loss on Derivative Revaluation. During the year ended December 31, 2014, we recorded a $215.0 million non-cash charge related to the increase in the fair value of the embedded derivative associated with our Convertible Senior Notes. The loss on the derivative revaluation was primarily due to an increase in the market value of HPI’s common stock during the period from January 1, 2014 until June 27, 2014, the date HPI’s stockholders approved the issuance of in excess of 13,164,951 shares of HPI’s common stock upon conversion of the Convertible Senior Notes. The derivative liability was re-measured to a final fair value and the entire fair value of the derivative liability of $324.4 million was reclassified to additional paid-in capital. As such, there was no derivative revaluation subsequent to June 2014.

Loss on Induced Conversion of Debt and Debt Extinguishment. The loss on induced conversion of debt and debt extinguishment during the year ended December 31, 2015 of $77.6 million was composed of $20.7 million related to the induced conversions of Convertible Senior Notes, including $10.0 million for cash inducement payments, a $10.1 million charge for the extinguishment of debt and $0.6 million of expenses, and $56.9 million related to the extinguishment of the 2014 Term Loan Facility, consisting of a $45.4 million early redemption premium and a $11.5 million charge for the extinguishment of debt. The loss on induced conversion and debt extinguishment during the year ended December 31, 2014 of $29.4 million was a result of the Convertible Senior Notes induced conversions in the fourth quarter of 2014, which consisted of $16.7 million of loss on induced conversion for cash inducement payments, a $11.7 million charge for the extinguishment of debt and $1.0 million of expenses related to the induced debt conversions.

Loss on Sale of Long-Term Investments. The loss on sale of long-term investments during the year ended December 31, 2015 was $29.0 million. During the third quarter of 2015, we purchased 2,250,000 shares of common stock of Depomed, Inc., or Depomed, representing 3.75% of Depomed’s then outstanding common stock. The shares were acquired at a cost of $71.8 million. During the fourth quarter of 2015, following our decision to withdraw our offer to acquire Depomed, we sold all of our shares in Depomed, receiving sales proceeds of $42.8 million and recognized a realized loss of $29.0 million in the consolidated statement of comprehensive income (loss).

Bargain Purchase Gain. During the year ended December 31, 2014, we recorded a bargain purchase gain of $22.2 million in connection with the Vidara Merger, representing the excess of the estimated fair values of net assets acquired over the acquisition consideration paid.

Other Expense, net. Other expense, net, during the year ended December 31, 2015 totaled $10.3 million, which primarily included the fees related to the Hyperion acquisition financing commitment. Other expense during the year ended December 31, 2014 totaled $11.3 million, representing $5.0 million of commitment fees incurred on the bridge financing in place prior to executing the 2014 Term Loan Facility in June 2014, $3.2 million of commitment fees incurred on the 2014 Term Loan Facility prior to its funding on September 19, 2014 and $2.9 million secondary offering expense fees incurred in the November 2014 underwritten public offering.

Benefit for Income Taxes. During the year ended December 31, 2015, we recorded an income tax benefit of $172.2 million compared to $6.1 million during the year ended December 31, 2014. The recognition of income tax benefit during the year ended December 31, 2015 was primarily attributable to the release of $103.1 million in valuation allowances in the U.S. tax consolidation group due to the recognition of significant deferred tax liabilities as a result of the Hyperion acquisition as well as the ability to recognize a tax benefit on losses incurred in the United States.

Net Income. Net income increased $303.1 million to $39.5 million during the year ended December 31, 2015, from a net loss of $263.6 million during the year ended December 31, 2014, primarily as a result of an increase in net sales during the year ended December 31, 2015, the increase in income tax benefit recognized during the year ended December 31, 2015, and the loss on derivative revaluation of $215.0 million recorded during the year ended December 31, 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	For the Years
	Ended December 31,		Increase /	Change
	2014	2013	(Decrease)%
	(in thousands)
Net sales	$296,955	$74,016	$222,939	301%
Cost of goods sold	78,753	14,625	64,128	439%
Gross profit	218,202	59,391	158,811	267%
Operating expenses
Research and development	17,460	10,084	7,376	73%
Sales and marketing	120,276	68,595	51,681	75%
General and administrative	88,957	23,566	65,391	278%
Total operating expenses	226,693	102,245	124,448	122%
Operating loss	(8,491)	(42,854)	34,363	80%
Other income (expense), net:
Interest expense, net	(23,826)	(12,774)	11,052	87%
Foreign exchange (loss) gain	(3,905)	1,206	5,111	424%
Loss on derivative fair value	(214,995)	(69,300)	145,695	210%
Loss on induced conversion and debt extinguishment	(29,390)	(26,404)	2,986	113%
Bargain purchase gain	22,171	—	(22,171)	(100%)
Other expense	(11,251)	—	11,251	100%
Total other expense, net	(261,196)	(107,272)	153,924	144%
Loss before benefit for income taxes	(269,687)	(150,126)	119,561	80%
Benefit for income taxes	(6,084)	(1,121)	4,963	443%
Net loss	$(263,603)	$(149,005)	$114,598	77%

Net sales. Net sales increased $222.9 million, or 301%, to $297.0 million during the year ended December 31, 2014, from $74.1 million during the year ended December 31, 2013.

The following table presents a summary of total net sales attributed to geographic sources for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$290,396	98%	$65,779	89%
Rest of world	6,559	2%	8,237	11%
Total net sales	$296,955		$74,016

The following table reflects the components of net sales for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Change	Change
	2014	2013	$	%
	(in thousands)
VIMOVO	$162,954	$966	$161,988	*
DUEXIS	83,243	58,972	24,271	41%
ACTIMMUNE	25,251	—	25,251	*
RAYOS	19,020	5,841	13,179	226%
LODOTRA	6,487	8,237	(1,750)	(21%)
Total net sales	$296,955	$74,016	$222,939	301%

*	Percentage change is not meaningful.

The increase in net sales during the year ended December 31, 2014 was primarily due to our initiation of VIMOVO sales in January 2014, growth in net sales of DUEXIS, our recognition of ACTIMMUNE sales following the acquisition of Vidara in September 2014 and growth in net sales of RAYOS.

VIMOVO. Net sales increased $162.0 million to $163.0 million during the year ended December 31, 2014, from $1.0 million during the year ended December 31, 2013. We began marketing of VIMOVO with our sales force in November 2013 and began selling Horizon-labeled VIMOVO in January 2014.

DUEXIS. Net sales increased $24.3 million, or 41%, to $83.2 million during the year ended December 31, 2014, from $59.0 million during the year ended December 31, 2013. In 2014, DUEXIS net sales increased approximately $39.2 million as the result of prescription volume growth driven by the expansion of our field sales force and the continued rollout of our HorizonCares program, partially offset by $15.1 million due to lower net pricing. Although DUEXIS WAC prices increased, the higher selling prices were offset by increased rebates and patient co-pay reimbursements as a result of our HorizonCares program.

ACTIMMUNE. Net sales were $25.3 million during the year ended December 31, 2014 compared to no net sales during the year ended December 31, 2013. Our 2014 net sales represent sales during the period following the Vidara Merger on September 19, 2014.

RAYOS. Net sales increased $13.2 million, or 226%, to $19.0 million during the year ended December 31, 2014, from $5.8 million during the year ended December 31, 2013. Approximately $9.0 million of the increase in RAYOS net sales was the result of net price increases and $4.2 million was due to prescription volume growth driven by the expansion of our sales force and the continued rollout of our HorizonCares program.

LODOTRA. Net sales decreased $1.7 million, or 21%, to $6.5 million during the year ended December 31, 2014, from $8.2 million during the year ended December 31, 2013. The decrease was the result of $1.5 million from reduced medicine shipments to our European distribution partner, Mundipharma, and $0.2 million in lower amortization of milestone payments. LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

Cost of Goods Sold. Cost of goods sold increased $64.1 million to $78.8 million during the year ended December 31, 2014, from $14.6 million during the year ended December 31, 2013. As a percentage of net sales, cost of goods sold was 26.5% in 2014 compared to 19.8% in 2013. The increase in cost of goods sold was primarily attributable to a $9.1 million increase in product costs due to higher DUEXIS and VIMOVO sales, an increase in intangible amortization expense of $24.2 million, an $11.1 million charge to recognize additional cost of goods sold on the stepped up market value of ACTIMMUNE inventory as of the date of the Vidara Merger, a $10.7 million net charge associated with the contingent VIMOVO and ACTIMMUNE royalty liabilities and higher royalty accretion costs of $9.0 million during the year ended December 31, 2014.

During the year ended December 31, 2014, based on adjusted expectations for future VIMOVO sales, we recorded a net charge of $9.4 million to cost of goods sold to increase the amount of the estimated contingent royalty liability to reflect updated net sales projections.

During the fourth quarter of 2014, as the result of a price increase for ACTIMMUNE approved to take effect on January 1, 2015, we reassessed the value of our estimated royalty liability and recorded a charge of $1.3 million to cost of goods sold to increase the carrying value of the contingent royalties to reflect the updated net sales projections.

Intangible amortization increased $24.2 million during the year ended December 31, 2014, compared to the prior year period as a result of an increase of $11.8 million of which was attributable to a full year of intangible amortization expense related to VIMOVO developed technology and $12.2 million of which was related to amortization of developed technology for ACTIMMUNE as a result of the Vidara Merger.

Research and Development Expenses. Research and development expenses increased $7.4 million to $17.5 million during the year ended December 31, 2014, from $10.1 million during the year ended December 31, 2013. The increase in research and development expenses during the year ended December 31, 2014, was primarily associated with $2.3 million in research and development expenses for ACTIMMUNE, $2.1 million in higher salaries and benefits expense, $1.7 million in increased clinical expenses and $1.2 million in higher consulting fees.

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

General and Administrative Expenses. General and administrative expenses increased $65.4 million to $89.0 million during the year ended December 31, 2014, from $23.6 million during the year ended December 31, 2013. The increase in general and administrative expenses was primarily attributable to a $40.2 million increase in legal, consulting and investment advisory fees and other costs associated with the Vidara Merger and related financing transactions, a $20.3 million increase in salaries and benefits expense as a result of increased staffing of our administrative and finance functions and a $2.9 million increase in related facilities expenses.

Interest Expense, Net. Interest expense, net increased $11.1 million to $23.8 million during the year ended December 31, 2014, from $12.8 during the year ended December 31, 2013. The increased interest expense, net was primarily due to higher borrowings under our Convertible Senior Notes and our $300.0 million five-year senior secured credit facility entered into in June 2014, or 2014 Senior Secured Credit Facility, during the year ended December 31, 2014, as compared to our prior borrowings under our $60.0 million senior secured loan, or Senior Secured Loan.

Foreign Exchange (Loss) Gain. During the year ended December 31, 2014, we reported a foreign exchange loss of $3.9 million compared to a foreign exchange gain of $1.2 million during the year ended December 31, 2013. The foreign exchange loss during the year ended December 31, 2014 was primarily attributable to a weakening of the Euro against the U.S. dollar which impacted our Swiss subsidiary, Horizon Pharma Switzerland GmbH, whose functional currency is in Euros, yet has intercompany balances and intercompany transactions as well as third-party transactions that are denominated in U.S. dollars.

Loss on Derivative Revaluation. During the year ended December 31, 2014, we recorded a $215.0 million non-cash charge compared to $69.3 million non-cash charge recorded during the year ended December 31, 2013. The increase in non-cash charges during the year ended December 31, 2014 was a result of the increase in the fair value of the embedded derivative associated with our Convertible Senior Notes. The increase in loss on the derivative revaluation was primarily due to an increase in the market value of HPI’s common stock during the period from January 1, 2014 through June 27, 2014, the date HPI’s stockholders approved the issuance of common equity in excess of 13,164,951 shares upon conversion of the Convertible Senior Notes. The non-cash loss on derivative revaluation is a permanent tax difference and is not deductible for income tax reporting purposes.

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

Other Expense. Other expense during the year ended December 31, 2014 totaled $11.3 million, which represented $5.0 million of commitment fees incurred on a bridge loan commitment prior to executing the 2014 Senior Secured Credit Facility in June 2014, $3.2 million of commitment fees incurred on the 2014 Senior Secured Credit Facility prior to its funding on September 19, 2014 and $2.9 million of secondary offering expense fees incurred in the November 2014 underwritten public offering.

Benefit for Income Taxes. During the years ended December 31, 2014 and 2013, we recorded a benefit for income taxes of $6.1 million and $1.1 million, respectively. The $6.1 million increase in the income tax benefit during the year ended December 31, 2014 related primarily to the recognition of the effect of the Vidara acquisition liabilities recorded in the third quarter of 2014 for $3.0 million and the elimination of the deferred tax liability due to the intercompany sale of intellectual property in the fourth quarter of 2014 for $3.0 million.

Net Loss. Net loss increased $114.6 million to $263.6 million during the year ended December 31, 2014, from $149.0 million during the year ended December 31, 2013, primarily as a result of the loss on derivative revaluation during the year ended December 31, 2014.

Non-GAAP Financial Measures

Earnings before interest, taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA are used and provided by us as non-GAAP financial measures. We also provide certain other financial measures such as adjusted non-GAAP net income and adjusted non-GAAP net income per share, which include adjustments to GAAP figures. Adjustments to our GAAP figures as well as EBITDA exclude transaction-related expenses, loss on debt extinguishment and loss on sale of long-term investments, as well as non-cash items such as share-based compensation, depreciation and amortization, royalty accretion, non-cash interest expense, and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial performance. The non-GAAP financial measures are included with the intent of providing investors with an additional understanding of our historical financial results and trends. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net income (loss) to adjusted non-GAAP net income, and the related per share amounts, are as follows (in thousands, except per share amounts):

	For the Year Ended December 31,
	2015	2014	2013
GAAP net income (loss)	$39,532	$(263,603)	$(149,005)
Non-GAAP Adjustments:
Remeasurement of royalties for products acquired through business combinations (1)	21,151	10,660	—
Acquisition-related costs	72,221	48,835	—
Loss on sale of long-term investments	29,032	—	—
Loss on derivative revaluation	—	214,995	69,300
Loss on induced conversion of debt and debt extinguishment	77,624	29,390	26,404
Bargain purchase gain	—	(22,171)	—
Secondary offering costs	—	2,857	—
Amortization and accretion:
Intangible amortization expense	132,923	32,306	8,136
Amortization of debt discount and deferred financing costs	18,810	9,273	4,364
Accretion of royalty liabilities	20,088	9,020	—
Amortization of inventory step-up adjustment	11,495	11,065	—
Share-based compensation	85,786	13,198	5,014
Depreciation expense	5,420	1,702	1,174
Royalties for products acquired through business combinations (1)	(29,834)	(18,264)	—
Total of pre-tax non-GAAP adjustments	444,716	342,866	114,392
Income tax adjustments (2)	(178,395)	(7,143)	(1,121)
Total of non-GAAP adjustments	266,321	335,723	113,271
Adjusted non-GAAP net income (loss)	305,853	72,120	(35,734)

Adjusted non-GAAP earnings per share:
Weighted average shares – Basic	148,788,020	83,751,129	63,657,924
Adjusted non-GAAP earnings per share – Basic
GAAP earnings (loss) per share - Basic	$0.27	$(3.15)	$(2.34)
Non-GAAP adjustments	1.79	4.01	1.78
Adjusted non-GAAP earnings (loss) per share – Basic	$2.06	$0.86	$(0.56)
Weighted average shares – Diluted
Weighted average shares – Basic	148,788,020	83,751,129	63,657,924
Ordinary share equivalents	7,135,231	20,737,726	—
Weighted average shares – Diluted	155,923,251	104,488,855	63,657,924
Adjusted non-GAAP net income – Diluted
Adjusted non-GAAP net income (loss)	$305,853	$72,120	$(35,734)
Add: Convertible debt interest expense, net of taxes	—	6,834	—
Adjusted non-GAAP net income (loss) – Diluted	$305,853	$78,954	$(35,734)

GAAP earnings (loss) per share – Diluted	$0.25	$(3.15)	(2.34)
Non-GAAP adjustments	1.71	4.01	1.78
Diluted earnings per share effect of ordinary share equivalents	—	(0.10)	—
Adjusted non-GAAP earnings (loss) per share – Diluted	$1.96	$0.76	$(0.56)

(1)	Royalties for products acquired through business combinations relate to VIMOVO, ACTIMMUNE, RAVICTI and BUPHENYL.
(2)	Adjustments to convert the income tax benefit to the estimated amount of taxes that are payable in cash.

The following table reconciles our reported GAAP net income (loss) to adjusted EBITDA for the year ended December 31, 2015 and 2014 (in thousands):

	For the Year
	Ended December 31,
	2015	2014	2013
GAAP net income (loss)	$39,532	$(263,603)	$(149,005)
Depreciation	5,420	1,702	1,174
Amortization and accretion:
Intangible amortization expense	132,923	32,306	8,136
Amortization of deferred revenue	(962)	(644)	(930)
Accretion of royalty liabilities	20,088	9,020	—
Amortization of inventory step-up adjustment	11,495	11,065	—
Interest expense, net (including amortization of debt discount and deferred financing costs)	69,900	23,826	12,774
Benefit for income taxes	(172,244)	(6,084)	(1,121)
EBITDA	106,152	(192,412)	(128,972)
Non-GAAP adjustments:
Remeasurement of royalties for products acquired through business combinations (1)	21,151	10,660	—
Acquisition-related costs	72,221	48,835	—
Loss on sale of long-term investments	29,032	—	—
Loss on derivative revaluation	—	214,995	69,300
Loss on induced conversion of debt and debt extinguishment	77,624	29,390	26,404
Bargain purchase gain	—	(22,171)	—
Secondary offering costs	—	2,857	—
Share-based compensation	85,786	13,198	5,014
Royalties for products acquired through business combinations (1)	(29,834)	(18,264)	—
Total of non-GAAP adjustments	255,980	279,500	100,718
Adjusted EBITDA	$362,132	$87,088	$(28,254)

(1)	Royalties for products acquired through business combinations relate to VIMOVO, ACTIMMUNE, RAVICTI and BUPHENYL.

Liquidity and Capital Resources

We have incurred losses since our inception in June 2005 and, as of December 31, 2015, we had an accumulated deficit of $681.2 million. We expect that our sales and marketing expenses will continue to increase as a result of our commercialization of our medicines, but we believe these cost increases will be more than offset by higher net sales and gross profits. We achieved operating profitability in the year ended December 31, 2015, and we expect our current operations to continue to achieve operating profitability in 2016, absent unusual or non-recurring items.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several quarters. As of December 31, 2015, we had $859.6 million in cash and cash equivalents and total debt with a book value of $1,145.1 million and face value of $1,273.0 million. Our cash position does not reflect our use of approximately $510.0 million to fund our acquisition of Crealta in January 2016.  We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next 12 months. Part of our strategy is to expand and leverage our commercial capabilities by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. To the extent we enter into transactions to acquire medicines or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings.

In March 2015, April 2015 and June 2015, we entered into separate, privately negotiated conversion agreements with certain holders of the Convertible Senior Notes which were on substantially the same terms as prior conversion agreements entered into by us. Under these conversion agreements, the applicable holders agreed to convert an aggregate principal amount of $61.0 million of Convertible Senior Notes held by them and we agreed to settle such conversions by issuing an aggregate of 11,368,921 ordinary shares. In addition, pursuant to such conversion agreements, we made an aggregate cash payment of $10.0 million to the applicable holders for additional exchange consideration and $0.9 million for accrued and unpaid interest. Following these conversions, there were no Convertible Senior Notes remaining outstanding.

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

We have fully and unconditionally guaranteed the Exchangeable Senior Notes, on a senior unsecured basis, referred to as the Guarantee. The Exchangeable Senior Notes and the Guarantee are Horizon Investment’s and our senior unsecured obligations. The Exchangeable Senior Notes accrue interest at an annual rate of 2.50% payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015. The Exchangeable Senior Notes will mature on March 15, 2022, unless earlier exchanged, repurchased or redeemed. The initial exchange rate is 34.8979 of our ordinary shares per $1,000 principal amount of the Exchangeable Senior Notes (equivalent to an initial exchange price of approximately $28.66 per ordinary share).

On April 21, 2015, we closed an underwritten public offering of 17,652,500 of our ordinary shares at a price to the public of $28.25 per share, referred to as the 2015 Offering. The net proceeds to us from the 2015 Offering were approximately $475.7 million, after deducting underwriting discounts and other offering expenses payable by us.

On April 29, 2015, Horizon Pharma Financing Inc., or Horizon Financing, our wholly-owned subsidiary, completed a private placement of $475.0 million aggregate principal amount of 2023 Senior Notes to certain investment banks acting as initial purchasers who subsequently resold the 2023 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act and in offshore transactions to non-U.S. Persons in reliance on Regulation S under the Securities Act. The net proceeds from the 2023 Senior Notes were approximately $462.3 million.

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

On May 7, 2015, we, HPI, and certain of our subsidiaries entered into a credit agreement with Citibank N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto providing for (i) the six-year $400.0 million 2015 Term Loan Facility; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. This is referred to as the 2015 Senior Secured Credit Facility. The initial borrower under the 2015 Term Loan Facility is HPI. The credit agreement allows for us and certain of our other subsidiaries to become borrowers under the accordion or refinancing facilities. Loans under the 2015 Term Loan Facility bear interest, at each borrower’s option, at a rate equal to either the London Inter-Bank Offer Rate, or LIBOR, plus an applicable margin of 3.5% per year (subject to a 1.0% LIBOR floor), or the adjusted base rate plus 2.5%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus ½ of 1% and (d) 2%. We borrowed the full $400.0 million available under the 2015 Term Loan Facility on May 7, 2015 as a LIBOR-based borrowing. The net proceeds from the 2015 Term Loan Facility were approximately $391.5 million.

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

We are permitted to make voluntary prepayments at any time without payment of a premium. We are required to make mandatory prepayments of loans under the 2015 Term Loan Facility (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) beginning with the fiscal year ending December 31, 2016, 50% of our excess cash flow (subject to decrease to 25% or 0% if our first lien leverage ratio is less than 2.25:1 and 1.75:1, respectively). The loans under the 2015 Term Loan Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on the final maturity date of the loans under the 2015 Term Loan Facility.

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

During the year ended December 31, 2015, we received proceeds of $18.1 million in connection with our issuance of an aggregate of 4,872,709 of our ordinary shares upon the exercise of warrants. Additionally, we issued an aggregate of 846,022 ordinary shares in connection with the exercise of stock options and received $5.2 million in proceeds.

During the year ended December 31, 2015, we issued an aggregate of 591,277 ordinary shares pursuant to employee stock purchase plans and received $4.5 million in proceeds.

During the year ended December 31, 2015, we issued an aggregate of 311,612 ordinary shares in net settlement of vested restricted stock units and made payments for employee withholding taxes relating to share-based awards of $3.0 million.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Cash and cash equivalents	$859,616	$218,807	$80,480
Cash provided by (used in):
Operating activities	194,166	27,549	(54,287)
Investing activities	(995,048)	(227,720)	(36,135)
Financing activities	1,442,481	338,285	66,716

Net Cash Provided by (Used in) Operating Activities

During the years ended December 31, 2015, 2014 and 2013, net cash provided by (used in) operating activities was $194.2 million, $27.5 million and $(54.3) million, respectively.

Net cash provided by operating activities during 2015 was primarily attributable to cash collections from net sales. Cash provided by operating activities was negatively impacted during the year ended December 31, 2015 due to cash payments of $68.2 million for acquisition-related expenses, including the payment in April 2015 of approximately $11.2 million of employee and director excise taxes due to the Vidara Merger. Cash payments during the year ended December 31, 2015 also included a $45.4 million early redemption premium related to the 2014 Term Loan Facility, $42.0 million of interest payments made on our 2014 Term Loan Facility, 2015 Term Loan Facility, 2023 Senior Notes and Exchangeable Senior Notes, and $10.0 million of cash payments related to induced debt conversions.

Net cash provided by operating activities during 2014 was primarily attributable to cash collections from net sales, partially offset by cash outlays for related expenses. Cash provided by operating activities during 2014 was negatively impacted by $48.9 million in transaction costs related to the Vidara Merger, $2.9 million relating to the secondary offering of ordinary shares by certain stockholders in November 2014, and $16.7 million of cash payments related to induced debt conversions.

Net cash used in operating activities during 2013 was primarily attributable to cash flows from net sales and gross margins of DUEXIS and RAYOS, which was partially offset by cash used in operating activities related to increases in our working capital requirements, such as for accounts receivable and inventories due to our increased product sales.

Net Cash Used in Investing Activities

During the years ended December 31, 2015, 2014 and 2013, net cash used in investing activities was $995.0 million, $227.7 million and $36.1 million, respectively.

Net cash used in investing activities during 2015 was primarily associated with $1,022.4 million that we paid to acquire Hyperion, net of cash acquired, and payments of $71.8 million made in relation to the purchase of 2,250,000 shares of common stock of Depomed. This was offset by proceeds of $42.8 million from the sale of such Depomed shares and proceeds from the liquidation of available-for-sale investments of $64.6 million.

Net cash used in investing activities during 2014 was primarily associated with the net cash paid for the Vidara Merger of $179.2 million and the acquisition of PENNSAID 2% of $45.0 million.

Net cash used in investing activities during 2013 was primarily attributable to our asset purchase of U.S. rights to VIMOVO for $35.0 million from AstraZeneca in November 2013.

Net Cash Provided by Financing Activities

During the years ended December 31, 2015, 2014 and 2013, net cash provided by financing activities was $1,442.5 million, $338.3 million and $66.7 million, respectively.

Net cash provided by financing activities during 2015 was primarily attributable to $387.2 million of net proceeds received from borrowings under the Exchangeable Senior Notes, $391.5 million net proceeds from the 2015 Term Loan Facility, $462.3 million net proceeds from the 2023 Senior Notes and $475.7 million of net proceeds from the issuance of 17,652,500 ordinary shares in the 2015 Offering, partially offset by the repayment of the 2014 Term Loan Facility and a partial repayment of the 2015 Term Loan Facility, which resulted in a financing outflow of $299.0 million.

Net cash provided by financing activities during 2014 was primarily attributable to $287.0 million of net proceeds received under the 2014 Senior Secured Credit Facility in connection with the Vidara Merger in September 2014. In addition, during 2014, we received proceeds of $38.5 million in connection with the exercise of warrants to purchase 8,990,120 ordinary shares, and received $9.4 million of cash proceeds from the settlement of the capped call termination in September 2014.

Net cash provided by financing activities during 2013 was primarily attributable to proceeds from the Convertible Senior Notes, net of issuance costs, partially offset by principal debt payments and the extinguishment of our Senior Secured Loan. In connection with our acquisition of the U.S. rights to VIMOVO, we issued $150.0 million aggregate principal amount of Convertible Senior Notes and received net proceeds of $143.6 million from the sale of the Convertible Senior Notes, after deducting fees and expenses of approximately $6.4 million. In addition, we used $18.7 million of the net proceeds to purchase capped calls and used $64.9 million of the net proceeds to repay all obligations under our Senior Secured Loan. During the year ended December 31, 2013, we sold 2,448,575 shares of HPI common stock through at-the-market offerings for gross proceeds of $6.2 million and net proceeds of $6.0 million, after $0.2 million in commissions and other issuance costs.

Contractual Obligations

As of December 31, 2015, minimum future cash payments due under contractual obligations, including, among others, our debt agreements, minimum purchase agreements and non-cancelable operating lease agreements, were as follows (in thousands):

						2021 &
	2016	2017	2018	2019	2020	Thereafter	Total
Debt agreements – principal (1)	$4,000	$4,000	$4,000	$4,000	$4,000	$1,253,000	$1,273,000
Debt agreements - interest (1)	59,784	59,402	59,220	59,037	58,902	102,076	398,421
Purchase commitments (2)	24,204	5,271	5,271	4,273	2,136	—	41,155
Operating lease obligations (3)	4,047	5,343	4,961	4,119	3,415	18,378	40,263
Total contractual cash obligations	$92,035	$74,016	$73,452	$71,429	$68,453	$1,373,454	$1,752,839

(1)	Represents the minimum contractual obligation due under the following debt agreements:
•	$400.0 million 2015 Senior Secured Credit Facility, which includes quarterly interest payments and quarterly payments of 0.25% of the principal, and repayment of the remaining principal in May 2021.
•	$475.0 million 2023 Senior Notes, which includes bi-annual interest payments and repayment of the principal in May 2023.
•	$400.0 million Exchangeable Senior Notes, which includes bi-annual interest payments and repayment of the principal in March 2022.
(2)	These amounts reflect the following purchase commitments with our third-party manufacturers:
•	Minimum purchase commitment for RAYOS/LODOTRA tablets from Jagotec AG through April 2018 (the end of the minimum term), which is the firm commitment term under the contract.
•	Purchase commitment for final packaged DUEXIS tablets from Sanofi-Aventis U.S. through March 2016.
•	Minimum purchase commitment for VIMOVO tablets from Patheon Pharmaceuticals Inc. through April 2016.
•	Minimum annual order quantities required to be placed with Boehringer Ingelheim RCV GmbH & Co. KG, or Boehringer Ingelheim, for final packaged ACTIMMUNE through July 2020.
•	Purchase commitment for final packaged PENNSAID 2% from Nuvo through April 2016.
•	Minimum purchase commitment for RAVICTI/BUPHENYL through 2016.
•	Annual maintenance fee for KRYSTEXXA through 2018.
(3)

These amounts reflect payments due under our operating leases, which are principally for our facilities. For further details regarding these properties, see Item 2 of Part I, Properties, of this Annual Report on Form 10-K.

As of December 31, 2015, our liability for uncertain tax positions amounted to $9.8 million (excluding interest and penalties). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments, if any. Therefore, our liability has been excluded from the above contractual obligations table. We do not expect a significant tax payment related to these obligations within the next year.

In addition to the obligations set out in the above table, we have assumed material obligations to pay royalties to certain third parties on net sales of certain of our medicines as outlined below.

Under the license agreement with Pozen Inc., or Pozen, we are required to pay Pozen a flat 10% royalty on net sales of VIMOVO and such other medicines sold by us, our affiliates or sublicensees during the royalty term, subject to minimum annual royalty obligations of $5.0 million in 2014 and $7.5 million each year thereafter, which minimum royalty obligations will continue for each year during which one of Pozen’s patents covers such medicines in the United States and there are no competing medicines in the United States. The royalty rate may be reduced to a mid-single digit royalty rate as a result of loss of market share to competing medicines. Our obligation to pay royalties to Pozen will expire upon the later of (a) expiration of the last-to-expire of certain patents covering such medicines in the United States, and (b) ten years after the first commercial sale of such medicines in the United States. In addition, we are obligated to reimburse Pozen for costs, including attorneys’ fees, incurred by Pozen in connection with VIMOVO patent litigation moving forward, subject to agreed caps.

Under the terms of a license agreement, as amended, with Genentech Inc., or Genentech, who was the original developer of ACTIMMUNE, we are or were obligated to pay royalties to Genentech on our net sales of ACTIMMUNE as follows:

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

Under the terms of an assignment and option agreement with Connetics Corporation (which was the predecessor parent company to InterMune Pharmaceuticals Inc. and is now part of GlaxoSmithKline), or Connetics, we are obligated to pay royalties to Connetics on our net sales of ACTIMMUNE as follows:

•	0.25% of net sales of ACTIMMUNE, rising to 0.5% once cumulative net sales of ACTIMMUNE in the United States surpass $1.0 billion; and
•

In the event we develop and receive regulatory approval for ACTIMMUNE in the indication of scleroderma, we will be obligated to pay a royalty of 4% on all net sales of ACTIMMUNE recorded for use in that indication.

Under the terms of an asset purchase agreement with Ucyclyd Pharma, Inc., or Ucyclyd, we are obligated to pay to Ucyclyd tiered mid to high single-digit royalties on our global net sales of RAVICTI.

Under the terms of an amended and restated collaboration agreement with Ucyclyd, we are obligated to pay to Ucyclyd tiered mid to high single-digit royalties on our net sales in the United States of BUPHENYL to UCD patients outside of the U.S. Food and Drug Administration, or FDA, approved labeled age range for RAVICTI.

Under the terms of a license agreement with Saul W. Brusilow, M.D. and Brusilow Enterprises, Inc., or Brusilow, we are obligated to pay low single-digit royalties to Brusilow on net sales of RAVICTI that are covered by a valid claim of a licensed patent.

Under the terms of a license agreement with Duke University, or Duke, and Mountain View Pharmaceuticals, or MVP, we are obligated to pay Duke a mid-single digit royalty on our global net sales of KRYSTEXXA and a low-double digit royalty on any global sublicense revenue.  We are also obligated to pay MVP a mid-single digit royalty on our net sales of KRYSTEXXA outside of the United States and a low-double digit to royalty on any sublicense revenue outside of the United States.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements included in this report.

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

Revenue Recognition

Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Some of our agreements contain multiple elements and in accordance with these agreements, we may be eligible for upfront license fees, marketing or commercial milestones and payment for medicine deliveries.

Revenue From Medicine Deliveries

We recognize revenue from the sale of our medicines when delivery has occurred, title has transferred, the selling price is fixed or determinable, the right  of return no longer exists (which is the earlier of medicine being dispensed through patient prescriptions or the expiration of the right of return) or product returns can be reasonably estimated, collectability is reasonably assured and we have no further performance obligations. Due to our ability to reasonably estimate and determine allowances for co-pay and other patient assistance, product returns, rebates and discounts based on our own internal data for DUEXIS and RAYOS or data relating to prior sales of our acquired medicines which was received in connection with the acquisition of those medicines, we recognize revenue at the point of sale to wholesale pharmaceutical distributors and retail chains for all currently distributed medicines.

Revenue From Upfront License Fees

We recognize revenues from the receipt of non-refundable, upfront license fees. In situations where the licensee is able to obtain stand-alone value from the license and no further performance obligations exist on our part, revenues are recognized on the earlier of when payments are received or collection is assured. Where continuing involvement by us is required in the form of technology transfer, medicine manufacturing or technical support, revenues are deferred and recognized over the term of the agreement.

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

Product Sales Discounts and Allowances

We record allowances for product returns, rebates and discounts at the time of sale to wholesale pharmaceutical distributors and retail chains. We are also required to make significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.

Product Launch Discounts

We have offered additional discounts to wholesale distributors for product purchased at the time of product launch. We have recorded these discounts as an allowance against accounts receivable and a reduction of revenue when the sale is recorded.

Commercial Rebates

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

Patient Access Programs

We offer discount card and other programs such as our HorizonCares program to patients under which the patient receives a discount on his or her prescription. In certain circumstances when a patient’s prescription is rejected by a managed care vendor, we will pay for the full cost of the prescription. We reimburse pharmacies for this discount through third-party vendors. We reduce gross sales by the amount of actual co-pay assistance in the period based on the invoices received. We also record an accrual to reduce gross sales for estimated co-pay assistance on units sold to distributors that have not yet been prescribed/dispensed to a patient. The estimate is based on contract prices, estimated percentages of product that will be prescribed to qualified patients, average assistance paid based on reporting from the third-party vendors and estimated levels of inventory in the distribution channel. Patient assistance programs include both co-pay assistance and fully bought down prescriptions.

Sales Returns

Consistent with industry practice, we maintain a return policy that allows customers to return product within a specified period prior to and subsequent to the product expiration date. Generally, product may be returned for a period beginning six months prior to its expiration date and up to one year after its expiration date. The right of return expires on the earlier of one year after the product expiration date or the time that the product is dispensed to the patient. The majority of our product returns are the result of product dating, which falls within the range set by our policy, and are settled through the issuance of a credit to the customer. Our estimate of the provision for returns is based upon our historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which our customer may return product. This period is known to us based on the shelf lives of our medicines at the time of shipment. We record sales returns as an allowance against accounts receivable and a reduction of revenue.

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

Customer-Related Accruals and Allowances

Customer-related accruals and allowances as of December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Accrued wholesaler fees and commercial rebates	$21,112	$30,748
Accrued co-pay and other patient assistance	114,201	24,930
Accrued government rebates and chargebacks	48,456	20,437
Accrued trade discounts and rebates	$183,769	$76,115
Invoiced wholesaler fees and commercial rebates, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	—	5,221
Total customer-related accruals and allowances	$183,769	$81,336

The following table summarizes changes in our customer-related accruals and allowances from December 31, 2014 to December 31, 2015 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2013	$4,459	$2,257	$1,407	$8,123
Current provisions relating to sales in the year ended December 31, 2014	103,539	138,552	45,301	287,392
Adjustments relating to prior year sales	(1,576)	(194)	—	(1,770)
Payments relating to sales in in the year ended December 31, 2014	(73,263)	(108,505)	(38,492)	(220,260)
Payments relating to sales in prior years	(2,779)	(2,063)	(1,307)	(6,149)
Vidara Merger on September 19, 2014	472	—	13,528	14,000
Balance at December 31, 2014	$30,852	$30,047	$20,437	$81,336
Current provisions relating to sales in the year ended December 31, 2015	67,762	1,020,327	162,157	1,250,246
Adjustments relating to prior year sales	(1,657)	(121)	(3,842)	(5,620)
Payments relating to sales in the year ended December 31, 2015	(47,848)	(906,126)	(123,299)	(1,077,273)
Payments relating to sales in prior years	(28,241)	(29,926)	(16,545)	(74,712)
Hyperion acquisition on May 7, 2015	244	—	9,548	9,792
Balance at December 31, 2015	$21,112	$114,201	$48,456	$183,769

Cost of Goods Sold

We recognize cost of goods sold in connection with our sales of each of our distributed medicines. Cost of goods sold includes all costs directly related to the acquisition of our medicines from our third-party manufacturers, including freight charges and other direct expenses such as insurance, distribution service fees, supply chain costs, amortization of intellectual property as described in the intangible assets and goodwill accounting policy below, amortization of stepped up inventory, royalty payments to third parties or royalty accretion expense, and any changes in estimate associated with the contingent royalty liability as described in the accrued contingent royalty accounting policy below.

Intangible Assets

Definite-lived intangible assets are amortized over their estimated useful lives. We review our intangible assets when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. We measure fair value based on the estimated future discounted cash flows associated with our assets in addition to other assumptions and projections that we deem to be reasonable and supportable. The estimated useful lives for all identified intangible assets that are subject to amortization were as follows as of December 31, 2015:

Intangible Asset	Estimated Useful Life
ACTIMMUNE developed technology	13 years
BUPHENYL developed technology	7 years
Customer relationships	10 years
LODOTRA and RAYOS developed technology	12 years
PENNSAID 2% developed technology	6 years
RAVICTI developed technology	11 years
VIMOVO developed technology	5 years

Indefinite-lived intangible assets consist of capitalized in-process research and development, or IPR&D. IPR&D assets represent capitalized incomplete research projects that we acquired through business combinations. Such assets are initially measured at their acquisition date fair values and are tested for impairment, until completion or abandonment of research and development efforts associated with the projects. An IPR&D asset is considered abandoned when research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive value from the asset. At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, we will make a determination about the then remaining useful life of the intangible asset and begin amortization. We test our indefinite-lived intangibles, including IPR&D assets, for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. We determined that no impairment existed as of December 31, 2015.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability. We test goodwill for impairment annually during the fourth quarter and whenever indicators of impairment exist by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed.  Based upon our most recent annual impairment test performed in the fourth quarter of 2015, we concluded goodwill was not impaired.

Business Combinations

We account for business combinations in accordance with the pronouncement guidance in ASC 805, Business Combinations, in which acquired assets and liabilities are measured at their respective estimated fair values as of the acquisition date. We may be required, as in the case of intangible assets or contingent royalties, to determine the fair value associated with these amounts by estimating the fair value using an income approach under the discounted cash flow method, which may include revenue projections and other assumptions made by us to determine the fair value. During the year ended December 31, 2014 we recorded a bargain purchase gain of $22.2 million in connection with the Vidara Merger, representing the excess of the estimated fair value of net assets acquired over the acquisition consideration paid, and during the year ended December 31, 2015 we recorded goodwill of $253.8 million in connection with the acquisition of Hyperion.

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

Accrued Contingent Royalties

Our accrued contingent royalties consist of the contingent royalty obligations assumed by us related to our acquisitions of the U.S. rights to VIMOVO, Vidara (related to ACTIMMUNE) and Hyperion (related to RAVICTI and BUPHENYL). At the time of each acquisition, we assigned a fair value to the liability for royalties. The royalty liability was based on anticipated revenue streams utilizing the income approach under the discounted cash flow method. The estimated liability for royalties is increased over time to reflect the change in its present value, and accretion expense is recorded as part of cost of goods sold. We evaluate the adequacy of the estimated contingent royalty liability at least annually, or whenever events or changes in circumstances indicate that an evaluation of the estimate is necessary. As part of any evaluation, we adjust the carrying value of the liability to the present value of the revised estimated cash flows using the original discount rate.

Any decrease or increase to the liability is recorded as an increase or reduction in cost of goods sold. The royalty liability is included in current and long-term accrued royalties on the consolidated balance sheets.

During the year ended December 31, 2015, based on higher sales of ACTIMMUNE and VIMOVO versus our previous expectations and expectations for future ACTIMMUNE and VIMOVO sales, we recorded a total charge of $21.5 million to cost of goods sold ($16.7 million related to VIMOVO and $4.8 million related to ACTIMMUNE). We also recorded a reduction of $0.3 million in cost of goods sold related to RAVICTI as a result of an adjustment to the carrying value of the contingent royalties to reflect updated estimates of future RAVICTI sales.

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

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. For the year ended December 31, 2015, our top five customers, McKesson Corporation, Rochester Drug Company, American Specialty Pharmacy, Inc., Cardinal Health, Inc., and AmerisourceBergen accounted for approximately 88% of total consolidated gross sales. For the year ended December 31, 2014, our same top five customers accounted for approximately 86% of total consolidated gross sales. For the year ended December 31, 2013, our top five customers, AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation, Mundipharma and Rochester Drug Company, accounted for approximately 89% of total consolidated gross sales.

In addition, these same top five customers accounted for approximately 95% and 80% of our total outstanding accounts receivable balances as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2013, AmerisourceBergen, Cardinal Health, Inc., Halsted Pharmacy, McKesson Corporation and Rochester Drug Company, accounted for approximately 85% of our total outstanding accounts receivable balances.

Item 8. Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act), have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference from our definitive Proxy Statement to be filed in connection with our 2016 Annual General Meeting of Shareholders, or our 2016 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from our 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from our 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from our 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from our 2016 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements

The financial statements listed on the Index to Financial Statements F-1 to F-56 are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves for each of the three fiscal years ended December 31, 2015, 2014 and 2013. Other financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed on the Index to Exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON PHARMA PLC

Dated: February 29, 2016	By:	/s/ Timothy P. Walbert
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

SIGNATURE	TITLE	DATE

/s/ TIMOTHY P. WALBERT	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 29, 2016
Timothy P. Walbert

/s/ PAUL W. HOELSCHER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2016
Paul W. Hoelscher

/s/ MILES W. MCHUGH Miles W. McHugh	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2016

/s/ MICHAEL GREY	Director	February 29, 2016
Michael Grey

/s/ LIAM DANIEL	Director	February 29, 2016
Liam Daniel

/s/ JEFF HIMAWAN	Director	February 29, 2016
Jeff Himawan, Ph.D.

/s/ VIRINDER NOHRIA	Director	February 29, 2016
Virinder Nohria, M.D., Ph.D.

/s/ RONALD PAULI	Director	February 29, 2016
Ronald Pauli

/s/ GINO SANTINI	Director	February 29, 2016
Gino Santini

/s/ H. THOMAS WATKINS	Director	February 29, 2016
H. Thomas Watkins

HORIZON PHARMA PLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Horizon Pharma plc

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Horizon Pharma plc and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred income tax balances in 2015 and 2014.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 29, 2016

HORIZON PHARMA PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of	As of
	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$859,616	$218,807
Restricted cash	1,860	738
Accounts receivable, net	210,437	73,915
Inventories, net	18,376	16,865
Prepaid expenses and other current assets	15,858	14,370
Total current assets	1,106,147	324,695
Property and equipment, net	14,020	7,241
Developed technology, net	1,609,049	696,963
In-process research and development	66,000	66,000
Other intangible assets, net	7,061	7,870
Goodwill	253,811	—
Deferred tax assets, net, non-current	2,278	—
Other assets	8,581	11,564
TOTAL ASSETS	$3,066,947	$1,114,333
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible debt, net	$—	$48,334
Long-term debt—current portion	4,000	—
Accounts payable	16,590	21,011
Accrued expenses	100,046	46,625
Accrued trade discounts and rebates	183,769	76,115
Accrued royalties—current portion	51,700	25,325
Deferred revenues—current portion	1,447	1,261
Total current liabilities	357,552	218,671
LONG-TERM LIABILITIES:
Exchangeable notes, net	$283,675	$—
Long-term debt, net, net of current	857,440	297,169
Accrued royalties, net of current	123,519	48,887
Deferred revenues, net of current	8,785	8,144
Deferred tax liabilities, net, non-current	113,400	—
Other long-term liabilities	9,431	1,258
Total long-term liabilities	1,396,250	355,458
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 300,000,000 shares authorized; 160,069,067 and 124,425,853 shares issued at December 31, 2015 and December 31, 2014, respectively, and 159,684,701 and 124,041,487 shares outstanding at December 31, 2015 and December 31, 2014, respectively	16	13
Treasury stock, 384,366 ordinary shares at December 31, 2015 and December 31, 2014	(4,585)	(4,585)
Additional paid-in capital	2,001,552	1,269,858
Accumulated other comprehensive loss	(2,651)	(4,363)
Accumulated deficit	(681,187)	(720,719)
Total shareholders’ equity	1,313,145	540,204
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,066,947	$1,114,333

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PHARMA PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	For the Years Ended December 31,
	2015	2014	2013

Net sales	$757,044	$296,955	$74,016
Cost of goods sold	219,502	78,753	14,625
Gross profit	537,542	218,202	59,391
OPERATING EXPENSES:
Research and development	41,865	17,460	10,084
Sales and marketing	220,444	120,276	68,595
General and administrative	219,861	88,957	23,566
Total operating expenses	482,170	226,693	102,245
Operating income (loss)	55,372	(8,491)	(42,854)
OTHER (EXPENSE) INCOME, NET:
Interest expense, net	(69,900)	(23,826)	(12,774)
Foreign exchange (loss) gain	(1,237)	(3,905)	1,206
Bargain purchase gain	—	22,171	—
Loss on derivative fair value	—	(214,995)	(69,300)
Loss on induced conversion of debt and debt extinguishment	(77,624)	(29,390)	(26,404)
Loss on sale of long-term investments	(29,032)	—	—
Other expense, net	(10,291)	(11,251)	—
Total other expense, net	(188,084)	(261,196)	(107,272)
Loss before benefit for income taxes	(132,712)	(269,687)	(150,126)
BENEFIT FOR INCOME TAXES	(172,244)	(6,084)	(1,121)
NET INCOME (LOSS)	$39,532	$(263,603)	$(149,005)
NET INCOME (LOSS) PER ORDINARY SHARE—Basic	$0.27	$(3.15)	$(2.34)
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING—Basic	148,788,020	83,751,129	63,657,924
NET INCOME (LOSS) PER ORDINARY SHARE—Diluted	$0.25	$(3.15)	$(2.34)
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING—Diluted	155,923,251	83,751,129	63,657,924
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	1,712	(1,960)	969
Other comprehensive income (loss)	1,712	(1,960)	969
COMPREHENSIVE INCOME (LOSS)	$41,244	$(265,563)	$(148,036)

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PHARMA PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2012	61,722,247	$6	—	$—	$417,455	$(3,372)	$(308,111)	$105,978
Issuance of ordinary shares in conjunction with ATM equity financing offerings, net of issuance costs	2,448,575	1	—	—	5,997	—	—	5,998
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	340,029	—	—	—	161	—	—	161
Issuance of ordinary shares in conjunction with ESPP purchases	225,820	—	—	—	478	—	—	478
Share-based compensation	—	—	—	—	5,014	—	—	5,014
Issuance of ordinary shares in conjunction with warrant exercises	1,360,746	—	—	—	—	—	—	—
Purchase of capped calls	—	—	—	—	(18,675)	—	—	(18,675)
Currency translation adjustment	—	—	—	—	—	969	—	969
Net loss	—	—	—	—	—	—	(149,005)	(149,005)
Balances at December 31, 2013	66,097,417	$7	—	$—	$410,430	$(2,403)	$(457,116)	$(49,082)
Issuance of ordinary shares in connection with Vidara merger	31,350,000	3	—	—	387,796	—	—	387,799
Issuance of ordinary shares in conjunction with inducement of convertible notes	16,594,793	2	—	—	78,437	—	—	78,439
Reclassification of derivative liability	—	—	—	—	324,405	—	—	324,405
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	864,780	—	—	—	2,506	—	—	2,506
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(894)	—	—	(894)
Issuance of ordinary shares in conjunction with ESPP purchases	536,543	—	—	—	1,674	—	—	1,674
Share-based compensation	—	—	—	—	13,197	—	—	13,197
Issuance of ordinary shares in conjunction with warrant exercises	8,990,120	1	—	—	38,460	—	—	38,461
Proceeds from capped call transactions	—	—	384,366	(4,585)	13,970	—	—	9,385
Treasury stock purchase	—	—	7,800	(123)	—	—	—	(123)
Treasury stock retirement	(7,800)	—	(7,800)	123	(123)	—	—	—
Currency translation adjustment	—	—	—	—	—	(1,960)	—	(1,960)
Net loss	—	—	—	—	—	—	(263,603)	(263,603)
Balances at December 31, 2014	124,425,853	$13	384,366	$(4,585)	$1,269,858	$(4,363)	$(720,719)	$540,204
Issuance of ordinary shares	17,652,500	2	—	—	475,683	—	—	475,685
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	1,157,807	—	—	—	5,217	—	—	5,217
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(3,024)	—	—	(3,024)
Issuance of ordinary shares in conjunction with inducement of convertible notes	11,368,921	1	—	—	57,543	—	—	57,544
Issuance of ordinary shares in conjunction with ESPP purchases	591,277	—	—	—	4,452	—	—	4,452
Share-based compensation	—	—	—	—	83,553	—	—	83,553
Issuance of ordinary shares in conjunction with warrant exercises	4,872,709	—	—	—	18,124	—	—	18,124
Issuance of Exchangeable Senior Notes	—	—	—	—	119,080	—	—	119,080
Deferred tax on Exchangeable Senior Notes	—	—	—	—	(29,770)	—	—	(29,770)
Deferred tax on capped call transactions	—	—	—	—	836	—	—	836
Currency translation adjustment	—	—	—	—	—	1,712	—	1,712
Net income	—	—	—	—	—	—	39,532	39,532
Balances at December 31, 2015	160,069,067	$16	384,366	$(4,585)	$2,001,552	$(2,651)	$(681,187)	$1,313,145

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PHARMA PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,532	$(263,603)	$(149,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	138,343	34,009	9,310
Share-based compensation	83,553	13,198	5,014
Royalty accretion	20,088	9,020	—
Royalty liability remeasurement	21,151	10,660	—
Bargain purchase gain	—	(22,171)	—
Loss on derivative revaluation	—	214,995	69,300
Paid-in-kind interest expense	—	—	2,225
Loss on induced conversions of debt and debt extinguishment	21,581	11,709	12,881
Amortization of debt discount and deferred financing costs	18,810	9,273	4,364
Loss on sale of long-term investments	29,032	—	—
Foreign exchange loss	1,237	3,905	(1,206)
Other	258	11	—
Changes in operating assets and liabilities:
Accounts receivable	(124,766)	(46,183)	(12,491)
Inventories	12,216	7,173	(3,426)
Prepaid expenses and other current assets	1,014	(9,208)	(1,240)
Accounts payable	(8,362)	9,383	3,908
Accrued trade discounts and rebates	94,046	54,090	6,962
Accrued expenses and accrued royalties	20,169	(1,270)	980
Deferred revenues	1,693	(562)	(1,145)
Deferred income taxes	(180,549)	(7,516)	(1,186)
Payment of original issue discount upon repayment of 2014 Term Loan Facility	(3,000)	—	—
Other non-current assets and liabilities	8,120	636	468
Net cash provided by (used in) operating activities	194,166	27,549	(54,287)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(1,022,361)	(224,220)	(35,000)
Proceeds from liquidation of available-for-sale investments	64,623	—	—
Purchases of long-term investments	(71,813)	—	—
Proceeds from sale of long-term investments	42,781	—	—
Purchases of property and equipment	(7,156)	(3,500)	(1,198)
Change in restricted cash	(1,122)	—	63
Net cash used in investing activities	(995,048)	(227,720)	(36,135)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Exchangeable Senior Notes	387,181	—	—
Net proceeds from issuance of 2023 Senior Notes	462,340	—	—
Net proceeds from the 2015 Term Loan Facility	391,506	—	—
Repayment of the 2015 Term Loan Facility	(2,000)	—	—
Repayment of notes payable	—	—	(64,844)
Purchase of capped calls	—	—	(18,675)
Net proceeds from issuance of ordinary shares	475,685	—	5,998
Proceeds from the settlement of capped call transactions	—	9,385	—
Proceeds from the issuance of ordinary shares in connection with warrant exercises	18,124	38,461	—
Proceeds from the issuance of ordinary shares through ESPP programs	4,452	1,674	639
Proceeds from the issuance of ordinary shares in connection with stock option exercises	5,217	2,693	—
Payment of employee withholding taxes relating to share-based awards	(3,024)	(894)	—
Net proceeds from the 2014 Term Loan Facility	—	286,966	143,598
Repayment of the 2014 Term Loan Facility	(297,000)	—	—
Net cash provided by financing activities	1,442,481	338,285	66,716
Effect of foreign exchange rate changes on cash	(790)	213	99
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	640,809	138,327	(23,607)
CASH AND CASH EQUIVALENTS, beginning of the year	218,807	80,480	104,087
CASH AND CASH EQUIVALENTS, end of the year	$859,616	$218,807	$80,480
Supplemental cash flow information:
Cash paid for interest	$42,021	$14,109	$8,573
Cash paid for income taxes	$1,880	$37	$44
Fees paid for debt commitments	$9,000	$8,222	$—
Cash paid for induced conversions	$10,005	$16,690	$12,152
Cash paid for debt extinguishment	$45,367	$—	$—
Supplemental non-cash flow information:
Conversion of Convertible Senior Notes to ordinary shares	$60,985	$89,015	$—
Goodwill and other intangible assets acquired in acquisitions	$1,303,765	$679,100	$67,705
Contingent liabilities assumed in acquisitions	$89,800	$33,600	$32,992
Accrued capital expenditures	$4,940	$1,463	$—

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PHARMA PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 1 – BASIS OF PRESENTATION

On September 19, 2014, the businesses of Horizon Pharma, Inc. (“HPI”) and Vidara Therapeutics International Public Limited Company (“Vidara”) were combined in a merger transaction (the “Vidara Merger”), accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with HPI treated as the acquiring company in the Vidara Merger for accounting purposes. As part of the Vidara Merger, a wholly-owned subsidiary of Vidara merged with and into HPI, with HPI surviving the Vidara Merger as a wholly-owned subsidiary of Vidara. Prior to the Vidara Merger, Vidara changed its name to Horizon Pharma plc (“New Horizon” or the “Company”). Upon the consummation of the Vidara Merger, the historical financial statements of HPI became the Company’s historical financial statements. Accordingly, the historical financial statements of HPI are included in the comparative prior periods. The consolidated financial statements presented herein include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated.

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

On May 7, 2015, the Company completed its acquisition of Hyperion Therapeutics Inc. (“Hyperion”) in which the Company acquired all of the issued and outstanding shares of Hyperion’s common stock for $46.00 per share in cash or approximately $1.1 billion on a fully-diluted basis. Following the completion of the acquisition, Hyperion became a wholly-owned subsidiary of the Company and was renamed as Horizon Therapeutics, Inc. The consolidated financial statements presented herein include the results of operations of the acquired business from the date of acquisition. See Note 4 for further details of business acquisitions.

Overview

The Company is a biopharmaceutical company focused on improving patients’ lives by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. The Company markets nine medicines through its orphan, primary care and rheumatology business units. The Company’s marketed medicines are ACTIMMUNE® (interferon gamma-1b), BUPHENYL® (sodium phenylbutyrate) Tablets and Powder, DUEXIS® (ibuprofen/famotidine), KRYSTEXXA® (pegloticase), MIGERGOT® (ergotamine tartrate and caffeine suppositories), PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”), RAVICTI® (glycerol phenylbutyrate) Oral Liquid, RAYOS® (prednisone) delayed-release tablets and VIMOVO® (naproxen/esomeprazole magnesium).

The Company developed DUEXIS and RAYOS, known as LODOTRA® outside the United States, acquired the U.S. rights to VIMOVO from AstraZeneca AB (“AstraZeneca”) in November 2013, acquired certain rights to ACTIMMUNE as a result of the Vidara Merger in September 2014, acquired the U.S. rights to PENNSAID 2% from Nuvo Research Inc. (“Nuvo”) in October 2014, acquired RAVICTI and BUPHENYL, known as AMMONAPS® in Europe, as a result of the acquisition of Hyperion in May 2015, and acquired KRYSTEXXA and MIGERGOT as a result of the acquisition of Crealta Holdings LLC (“Crealta”) in January 2016.

The Company’s medicines are distributed by retail and specialty pharmacies. Part of the Company’s commercial strategy for its primary care and rheumatology business units is to offer physicians the opportunity to have their patients fill prescriptions through pharmacies that participate in the Company’s patient access programs, such as its HorizonCares patient access program.

On January 13, 2016, the Company completed its acquisition of Crealta for approximately $510 million in cash. Crealta is a specialty pharmaceutical company focused on innovative therapeutics designed to improve patient outcomes, and marketed KRYSTEXXA and MIGERGOT.

The Company

The Company is a public limited company formed under the laws of Ireland. The Company operates through a number of international and U.S. subsidiaries with principal business purposes to either hold intellectual property assets, perform research and development or manufacturing operations, serve as distributors of the Company’s medicines, or provide services and financial support to the Company.

The Company markets its medicines in the United States through a combined field sales force, which numbered approximately 395 representatives as of December 31, 2015. The Company’s strategy is to use the commercial strength and infrastructure it has established in creating a global biopharmaceutical company to continue the successful commercialization of its existing medicine portfolio while also expanding and leveraging these capabilities by identifying, developing, acquiring and commercializing additional differentiated and accessible medicines that address unmet medical needs.

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

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Segment Information

The Company operates as one segment. Management does not segment its business for internal reporting.

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

The U.S. dollar is the functional currency for the Company’s U.S. based businesses and the majority of its subsidiaries. Other foreign subsidiaries have the following functional currencies: Euro, Israeli New Shekel and the British Pound. Foreign currency-denominated assets and liabilities of these subsidiaries are translated into U.S. dollars based on exchange rates prevailing at the end of the period, revenues and expenses are translated at average exchange rates prevailing during the corresponding period, and shareholders’ equity (deficit) accounts are translated at historical exchange rates as of the date of any equity transaction. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of accumulated other comprehensive income (loss).

Gains and losses resulting from foreign currency transactions are reflected within the Company’s results of operations. During the year ended December 31, 2015, the Company recorded a foreign exchange loss of $1.2 million, compared to a foreign exchange loss during the year ended December 31, 2014 of $3.9 million. The Company does not currently utilize and has not in the past utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

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

Revenue From Medicine Deliveries

The Company recognizes revenue from the sale of its products when delivery has occurred, title has transferred, the selling price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations. In addition, revenue is only recognized when the right of return no longer exists (which is the earlier of the product being dispensed through patient prescriptions or the expiration of the right of return) or when product returns can be reasonably estimated. Due to the Company’s ability to reasonably estimate and determine allowances for co-pay and other patient assistance, product returns, rebates and discounts based on its own internal data for DUEXIS and RAYOS or data relating to prior sales of its acquired products which was received in connection with the acquisition of those medicines, the Company recognizes revenue at the point of sale to wholesale pharmaceutical distributors and retail chains for all currently distributed products.

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

Revenue From Milestone Receipts

Milestone payments are recognized as revenue based on achievement of the associated milestones, as defined in the relevant agreements. Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgment from the Company’s partner, provided that (1) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (2) the milestone represents the culmination of an earnings process and (3) the milestone payment is non-refundable. If any of these criteria are not met, revenue from the milestone achievement is recognized over the remaining minimum period of the Company’s performance obligations under the agreement. As of December 31, 2015 and 2014, deferred revenues related to milestone and upfront payments received were $10.2 million and $9.4 million, respectively.

Product Sales Discounts and Allowances

The Company records allowances for product returns, rebates and discounts at the time of sale to wholesale pharmaceutical distributors and retail chains. The Company is required to make significant judgments and estimates in determining some of these allowances. If actual results differ from its estimates, the Company will be required to make adjustments to these allowances in the future.

Product Launch Discounts

The Company has offered additional discounts to wholesale distributors for product purchased at the time of product launch. The Company has recorded these discounts as an allowance against accounts receivable and a reduction of revenue when the sale is recorded.

Commercial Rebates

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

Patient Access Programs

The Company offers discount card and other programs such as its HorizonCares program to patients under which the patient receives a discount on his or her prescription. In certain circumstances when a patient’s prescription is rejected by a managed care vendor, the Company will pay for the full cost of the prescription. The Company reimburses pharmacies for this discount through third-party vendors. The Company reduces gross sales by the amount of actual co-pay and other patient assistance in the period based on the invoices received. The Company also records an accrual to reduce gross sales for estimated co-pay and other patient assistance on units sold to distributors that have not yet been prescribed/dispensed to a patient. The estimate is based on contract prices, estimated percentages of product that will be prescribed to qualified patients, average assistance paid based on reporting from the third-party vendors and estimated levels of inventory in the distribution channel. Patient assistance programs include both co-pay assistance and fully bought down prescriptions.

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

Bad Debt Expense

The Company’s medicines are sold to wholesale pharmaceutical distributors and retail chains. The Company monitors its accounts receivable balances to determine the impact, if any, of such factors as changes in customer concentration, credit risk and the realizability of its accounts receivable, and records a bad debt reserve when applicable. The Company had established an immaterial reserve for bad debt expense for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, the Company did not record a bad debt expense related to its accounts receivable balances.

Cost of Goods Sold

The Company recognizes cost of goods sold in connection with its sales of each of its distributed medicines. Cost of goods sold includes all costs directly related to the acquisition of the Company’s medicines from its third-party manufacturers, including freight charges and other direct expenses such as insurance, distribution service fees, supply chain costs, amortization of intellectual property as described in the intangible assets and goodwill accounting policy below, amortization of stepped up inventory, royalty payments to third parties or royalty accretion expense, and any changes in estimate associated with the contingent royalty liability as described in the accrued contingent royalty accounting policy below.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work-in-process and finished goods. The Company has entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs. As of December 31, 2015 and 2014, the Company had inventories of $18.4 million and $16.9 million, respectively.

Inventories exclude medicine sample inventory, which is included in other current assets and is expensed as a component of sales and marketing expense when shipped to sales representatives. As of December 31, 2015 and 2014, the Company had medicine sample inventory of $4.7 million and $4.0 million, respectively.

Preclinical Studies and Clinical Trial Accruals

The Company’s preclinical studies and clinical trials have historically been conducted by third-party contract research organizations and other vendors. Preclinical study and clinical trial expenses are based on the services received from these contract research organizations and vendors. Payments depend on factors such as the milestones accomplished, successful enrollment of certain numbers of patients and site initiation. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual accordingly. To date, the Company has had no significant adjustments to accrued clinical expenses. As of December 31, 2015 and December 31, 2014, the Company had preclinical study and clinical trial accruals of $4.7 million and $0.6 million, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share (“EPS”) reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue ordinary shares were exercised, converted into ordinary shares, or resulted in the issuance of ordinary shares that would have shared in the Company’s earnings.

Cash and Cash Equivalents

We consider all highly liquid investments, readily convertible to cash, that mature within three months or less from date of purchase to be cash equivalents. Cash and cash equivalents primarily consist of cash balances and money market funds. Cash and cash equivalents were $859.6 million and $218.8 million as of December 31, 2015 and 2014, respectively. The Company generally invests excess cash in money market funds and other financial instruments with short-term durations, based upon operating requirements.

Restricted Cash

Restricted cash consists primarily of balances in interest-bearing money market accounts required by a vendor for the Company’s sponsored employee business credit card program. As of December 31, 2015 and 2014, the Company had restricted cash of $1.9 million and $0.7 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities.

At December 31, 2013 and at the final measurement date of June 27, 2014, the estimated fair value of the Company’s derivative liability related to the convertible portion of the 5.00% Convertible Senior Notes due 2018 (the “Convertible Senior Notes”) was derived utilizing the binomial lattice approach for the valuation of convertible instruments. Assumptions used in the calculation included, among others, determining the appropriate credit spread using benchmarking analysis and solving for the implied credit spread, calculating the fair value of the stock component using a discounted risk free rate and borrowing cost and calculating the fair value of the note component using a discounted credit adjusted discount rate. Based on the assumptions used to determine the fair value of the derivative liability associated with the Convertible Senior Notes, the Company concluded that these inputs were Level 3 inputs.

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

The Company capitalizes software development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.

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

Intangible Asset	Estimated Useful Life
ACTIMMUNE developed technology	13 years
BUPHENYL developed technology	7 years
Customer relationships	10 years
LODOTRA and RAYOS developed technology	12 years
PENNSAID 2% developed technology	6 years
RAVICTI developed technology	11 years
VIMOVO developed technology	5 years

Indefinite-lived intangible assets consist of capitalized in-process research and development (“IPR&D”). IPR&D assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values and are tested for impairment, until completion or abandonment of research and development efforts associated with the projects. An IPR&D asset is considered abandoned when research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive value from the asset. At that point, the asset is considered to be disposed of and is written off. Upon successful completion of each project, the Company will make a determination about the then-remaining useful life of the intangible asset and begin amortization. The Company tests IPR&D assets for impairment annually during the fourth quarter and whenever indicators of impairment exist. The Company determined that no impairment existed as of December 31, 2015.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability. The Company tests goodwill for impairment annually during the fourth quarter and whenever indicators of impairment exist by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed.  Based upon the Company’s most recent annual impairment test performed in the fourth quarter of 2015, the Company concluded goodwill was not impaired.

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

Deferred Financing Costs

Costs incurred in connection with debt financings have been capitalized to “Other assets” in our consolidated balance sheets as deferred financing costs, and are charged to interest expense using the effective interest method over the terms of the related debt agreements. These costs include document preparation costs, commissions, fees and expenses of investment bankers and underwriters, and accounting and legal fees.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that may potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are invested in deposits with various banks in the United States, Ireland, Bermuda, Switzerland, Luxembourg and Germany that management believes are creditworthy. At times, deposits in these banks may exceed the amount of insurance provided on such deposits. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.

The purchase cost of ACTIMMUNE under a contract with Boehringer Ingelheim RCV GmbH & Co. KG (“Boehringer Ingelheim”) as well as sales contracts relating to LODOTRA are principally denominated in Euros and are subject to foreign currency risk. The Company also incurs certain operating expenses in currencies other than the U.S. dollar in relation to its Ireland operations and other foreign subsidiaries, including Horizon Pharma Switzerland GmbH; therefore, the Company is subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro. To date, the Company has not entered into any hedging contracts since exchange rate fluctuations have had minimal impact on its results of operations and cash flows.

Historically, the Company’s accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. For the year ended December 31, 2015, the Company’s top five customers, McKesson Corporation, Rochester Drug Company, American Specialty Pharmacy, Inc., Cardinal Health, Inc., and AmerisourceBergen accounted for approximately 88% of total consolidated gross sales. For the year ended December 31, 2014, the Company’s same top five customers accounted for approximately 86% of total consolidated gross sales. In addition, these same top five customers accounted for approximately 95% and 80% of the Company’s total outstanding accounts receivable balances as of December 31, 2015 and December 31, 2014, respectively.

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

We depend on single source suppliers and manufacturers for certain of our medicines, medicine candidates and their active pharmaceutical ingredients.

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss) (“OCI”). OCI includes certain changes in shareholders’ equity that are excluded from net income (loss), which consist of foreign currency translation adjustments. The Company reports the effect of significant reclassifications out of accumulated OCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, the Company cross-references other disclosures required under GAAP that provide additional detail about those amounts. As of December 31, 2015 and 2014, accumulated other comprehensive loss was $2.7 million and $4.4 million, respectively.

Share-Based Compensation

The Company accounts for employee share-based compensation by measuring and recognizing compensation expense for all share-based payments based on estimated grant date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over each awardee’s requisite service period, which is generally the vesting period.

Accrued Contingent Royalties

The Company’s accrued contingent royalties consist of the contingent royalty obligations assumed by the Company related to the Company’s acquisitions of rights to VIMOVO, ACTIMMUNE, RAVICTI and BUPHENYL. At the time of each acquisition, the Company assigned an estimated fair value to its contingent liability for royalties. The estimated royalty liability is based on anticipated revenue streams utilizing the income approach under the discounted cash flow method. The estimated liability for royalties is increased over time to reflect the change in its present value and accretion expense is recorded as part of cost of goods sold. The Company evaluates the adequacy of the estimated contingent royalty liability at least annually, or whenever events or changes in circumstances indicate that an evaluation of the estimate is necessary. As part of any evaluation, the Company adjusts the carrying value of the liability to the present value of the revised estimated cash flows using the original discount rate. Any decrease or increase to the liability is recorded as an increase or reduction in cost of goods sold. The royalty liability is included in current and long-term accrued royalties on the consolidated balance sheets.

During the year ended December 31, 2015, based on higher sales of ACTIMMUNE and VIMOVO versus the Company’s previous expectations and expectations for future ACTIMMUNE and VIMOVO sales, the Company recorded a total charge of $21.5 million to cost of goods sold ($16.7 million related to VIMOVO and $4.8 million related to ACTIMMUNE). The Company also recorded a reduction of $0.3 million in cost of goods sold related to RAVICTI as a result of an adjustment to carrying value of the contingent royalties to reflect updated estimates of future RAVICTI sales.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. The Company records accruals for loss contingencies to the extent that it concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. Legal fees and other expenses related to litigation are expensed as incurred and included in selling, general and administrative expenses.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Subtopic 606). The new standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for the Company beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its consolidated financial statements.

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

On April 7, 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within the fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. This guidance is not expected to have a material impact on the Company’s balance sheet or statement of consolidated income, and for the year ended December 31, 2015, the impact of this guidance on the Company’s financial statements would be a reclassification of $8.4 million of deferred financing costs from other assets to long-term debt, net, net of current.

On April 15, 2015, the FASB issued ASU 2015-05: Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement which provides guidance on a customer’s accounting for fees paid in a cloud computing arrangement. Under the new standard, customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. The amendments in this ASU, which may be applied prospectively or retrospectively, are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2015-05 to its consolidated financial statements and related disclosures.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASC 805”). Under this guidance, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2015. Earlier application is permitted for financial statements that have not been previously issued. The Company is currently in the process of evaluating the impact of adoption of ASC 805 to its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This accounting standard requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as non-current in a classified statement of financial position. As a result, each tax jurisdiction will now only have one net non-current deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. During the fourth quarter of 2015, the Company elected to early-adopt this guidance retrospectively. The following table summarizes the adjustments made to conform prior period classifications as a result of the new guidance (in thousands):

	As of December 31, 2014
	As Filed	Reclassification	As Adjusted (1)
Deferred tax assets, current	$1,530	$(1,530)	$—
Deferred tax assets, net, non-current	18,761	1,530	20,291
Deferred tax liabilities, net	(721)	721	—
Deferred tax liabilities, net, non-current	(19,570)	(721)	(20,291)

(1)	Amounts have been netted in the consolidated balance sheet as of December 31, 2014, as presented.

NOTE 3 – NET INCOME (LOSS) PER SHARE

The following table presents basic net income (loss) per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share data):

	For the Years Ended December 31,
	2015	2014	2013
Basic earnings per share calculation:
Net income (loss)	$39,532	$(263,603)	$(149,005)
Weighted average of ordinary shares outstanding	148,788,020	83,751,129	63,657,924
Basic net income (loss) per share	$0.27	$(3.15)	$(2.34)

The following table presents diluted net income (loss) per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share data):

	For the Years Ended December 31,
	2015	2014	2013
Diluted earnings per share calculation:
Net income (loss)	$39,532	$(263,603)	$(149,005)
Weighted average of ordinary shares outstanding	155,923,251	83,751,129	63,657,924
Diluted net income (loss) per share	$0.25	$(3.15)	$(2.34)

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue ordinary shares were exercised, converted into ordinary shares, or resulted in the issuance of ordinary shares that would have shared in our earnings.

The outstanding securities listed in the table below were excluded from the computation of diluted loss per share for the years ended December 31, 2015, 2014 and 2013 due to being anti-dilutive:

	For the Years Ended December 31,
	2015	2014	2013
Stock options	2,853,821	7,027,683	4,411,080
Restricted stock units	817,168	1,618,502	934,005
Performance stock units	1,074	—	—
Employee stock purchase plans	1,046,275	—	—
Warrants	2,416,894	6,683,811	16,114,746
Convertible Senior Notes	—	11,369,398	13,164,951
	$7,135,232	$26,699,394	$34,624,782

The potentially dilutive impact of the Horizon Pharma Investment Limited (“Horizon Investment”), a wholly-owned subsidiary of the Company, March 2015 private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) is determined using a method similar to the treasury stock method. Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash. Instead, the Company is required to increase the diluted EPS denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted EPS purposes, the conversion spread obligation is calculated based on whether the average market price of the Company's ordinary shares over the reporting period is in excess of the exchange price of the Exchangeable Senior Notes. There was no calculated spread added to the denominator for the year ended December 31, 2015.

NOTE 4 – BUSINESS ACQUISITIONS

Crealta Acquisition

On January 13, 2016, the Company completed its acquisition of Crealta for approximately $510.0 million in cash. Crealta is a specialty pharmaceutical company focused on innovative therapeutics designed to improve patient outcomes, and marketed KRYSTEXXA and MIGERGOT. In connection with the Crealta acquisition, the Company incurred $1.9 million of transaction fees for legal, advisory and other fees during the year ended December 31, 2015. The final determination of the purchase price allocation is expected to be completed as soon as practicable. Due to the limited time between the acquisition date and the filing of this Annual Report on Form 10-K, it is not practicable for the Company to disclose: (i) the allocation of purchase price to assets acquired and liabilities assumed as of the date of close, and (ii) pro forma revenues and earnings of the combined company for the year ended December 31, 2015.

Hyperion Acquisition

On March 29, 2015, the Company, Ghrian Acquisition Inc. (“Purchaser”), a Delaware corporation and a wholly-owned subsidiary of the Company, and Hyperion entered into a definitive Agreement and Plan of Merger providing for the acquisition by the Company of all the issued and outstanding shares of Hyperion’s common stock for $46.00 per share. The acquisition was completed on May 7, 2015. The acquisition added two important medicines, RAVICTI and BUPHENYL, to the Company’s medicine portfolio. Through the acquisition, the Company leveraged as well as expanded the existing infrastructure of its orphan disease business. The total consideration for the acquisition was approximately $1.1 billion and was composed of the following (in thousands):

Fully diluted equity value (21,425,909 shares at $46.00 per share)	$985,592
Net settlements on the exercise of stock options, restricted stock and performance stock units	89,806
Total consideration	$1,075,398

During the year ended December 31, 2015, the Company incurred $53.7 million in Hyperion acquisition-related costs including advisory, legal, accounting, valuation, severance, retention bonuses, and other professional and consulting fees and  $40.6 million, $10.0 million and $3.1 million were accounted for as “General and administrative”, “Other, net” and “Research and development” expenses, respectively, in the consolidated statement of comprehensive income (loss). No further significant acquisition-related costs are expected to be incurred in relation to the Hyperion acquisition, and the Company anticipates that the significant amount of acquisition-related cash payments will be complete by the end of the second quarter of 2016.

Pursuant to ASC 805, the Company accounted for the Hyperion acquisition as a business combination using the acquisition method of accounting. Identifiable assets and liabilities of Hyperion, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Significant judgment was required in determining the estimated fair values of developed technology intangible assets and certain other assets and liabilities. Such a preliminary valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed are based on reasonable estimates and assumptions. Accordingly, the purchase price adjustments are preliminary and are subject to further adjustments as additional information becomes available and as additional analyses are performed, and such further adjustments may be material.

During the year ended December 31, 2015, the Company recorded measurement period adjustments related to deferred tax liabilities, other liabilities, accrued trade discounts and rebates, accounts receivable and inventory, which resulted in a net reduction in goodwill of $5.8 million. The measurement period adjustments were the result of a review of balance sheet accruals and estimates, and the alignment of Hyperion revenue recognition policies to those of the Company.

The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed by the Company, along with the resulting goodwill before and after the measurement period adjustments (in thousands):

(Liabilities assumed) and assets acquired:	Before	Adjustments	After
Deferred tax liability, net	$(264,866)	$2,134	$(262,732)
Other liabilities	(502)	502	—
Accounts payable	(2,439)		(2,439)
Accrued trade discounts and rebates	(13,178)	3,386	(9,792)
Accrued expenses	(7,566)		(7,566)
Contingent royalties	(86,800)		(86,800)
Cash and cash equivalents	53,037		53,037
Short-term investments	39,049		39,049
Long-term investments	25,574		25,574
Accounts receivable, net	11,683	175	11,858
Inventory	13,941	(443)	13,498
Prepaid expenses and other current assets	2,533		2,533
Property and equipment	1,044		1,044
Other non-current assets	123		123
Developed technology	1,044,200		1,044,200
Goodwill	259,565	(5,754)	253,811
Fair value of consideration paid	$1,075,398		$1,075,398

Inventories acquired included raw materials and finished goods. Inventories were recorded at their current fair values. The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. The fair value of raw materials was estimated to equal the replacement cost. A step up in the value of inventory of $8.7 million was recorded in connection with the acquisition. During the year ended December 31, 2015, the Company amortized $6.6 million and $1.8 million, respectively, of RAVICTI and BUPHENYL inventory step-up. Finished goods at December 31, 2015 included $0.3 million of stepped-up BUPHENYL inventory. RAVICTI step-up had been fully recognized in the consolidated statement of comprehensive income (loss) during the year ended December 31, 2015.

Other tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximated their acquisition date fair values.

Identifiable intangible assets and liabilities acquired include developed technology and contingent royalties. The preliminary fair values of the developed technology and contingent royalties represent preliminary valuations performed with the assistance of an independent appraisal firm based on management’s estimates, forecasted financial information and reasonable and supportable assumptions.

Developed technology intangible assets reflect the estimated value of Hyperion’s rights to its currently marketed medicines, RAVICTI and BUPHENYL. The fair value of developed technology was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for Hyperion’s medicines. Indications of value were developed by discounting these benefits to their acquisition-date worth at a discount rate of 8.5% that reflected the then-current return requirements of the market. The fair value of the RAVICTI and BUPHENYL developed technologies were capitalized as of the Hyperion acquisition date and are subsequently being amortized over 11 and 7 years, respectively, which are the periods in which over 90% of the estimated cash flows are expected to be realized.

The Company has assigned a preliminary fair value to a contingent liability for royalties potentially payable under previously existing agreements related to RAVICTI and BUPHENYL. The royalties are payable under the terms of an asset purchase agreement and an amended and restated collaboration agreement with Ucyclyd Pharma, Inc. (“Ucyclyd”) and a license agreement with Saul W. Brusilow, M.D. and Brusilow Enterprises Inc. (“Brusilow”). See Note 16 for details of the percentages payable under such agreements. The initial fair value of this liability was $86.8 million and was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rate used was the same as for the fair value of the developed technology. See Note 2 for details of the Company’s accounting policies for accrued contingent royalties.

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

Goodwill represents the excess of the preliminary acquisition consideration over the estimated fair value of net assets acquired and was recorded in the consolidated balance sheet as of the acquisition date. We do not expect any portion of this goodwill to be deductible for tax purposes.

PENNSAID 2% Acquisition

On October 17, 2014, the Company acquired the U.S. rights to PENNSAID 2% from Nuvo for $45.0 million in cash. PENNSAID 2% is approved in the United States for the treatment of the pain of osteoarthritis of the knee. The Company began marketing PENNSAID 2% in January 2015, and as such no sales or cost of goods sold were recognized in 2014.

As part of the acquisition, the Company entered into an exclusive supply agreement with Nuvo, which was amended in February 2016, to manufacture and supply PENNSAID 2% to the Company. The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party.

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

Inventories acquired included raw materials and finished goods. Fair value of finished goods was determined based on the estimated selling price, net of selling costs and a margin on the selling costs. Fair value of raw materials was estimated to equal the replacement cost. A step up in the value of inventory of $14.2 million was recorded in connection with the Vidara Merger, $11.0 million of which was recognized in the consolidated statement of comprehensive income (loss) in the fourth quarter of 2014. In the first quarter of 2015, the Company recognized the remaining $3.2 million of ACTIMMUNE inventory step-up in its consolidated statement of comprehensive income (loss).

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

Developed technology intangible assets reflect the estimated value of Vidara’s rights to the marketed ACTIMMUNE medicine as of the acquisition date. The fair value of developed technology was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on sales projections and estimated direct costs for ACTIMMUNE. Indications of value are developed by discounting these benefits to their present value at a discount rate of 15% that reflects the return requirements of the market. The fair value of developed technology was recorded as an intangible asset as of the acquisition date and subsequently amortized over an estimated remaining life of 13 years.

IPR&D is related to one research and development project for the application of ACTIMMUNE in the treatment of Friedreich’s ataxia (“FA”), which was incomplete at the time of the Vidara Merger. IPR&D is considered separable from the business as the project could be sold to a third-party. The fair value of IPR&D was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on sales projections and estimated direct costs. Indications of value are developed by discounting these benefits to their present value at a discount rate of 33% that reflects the return requirements of the market. The fair value of the IPR&D was recorded as an indefinite-lived intangible asset and will be tested for impairment until completion or abandonment of research and development efforts associated with the project. In June 2015, the Company initiated the Phase 3 Safety, Tolerability and Efficacy of ACTIMMUNE Dose Escalation in Friedreich's Ataxia Study of ACTIMMUNE for the treatment of people with FA. Approximately 90 patients will be enrolled at four sites in the United States. The Company expects to complete enrollment in the second quarter of 2016, with top-line data anticipated to become available by the end of 2016. Assuming positive data from the trial, the Company would plan to submit a supplemental biologics license application in the first quarter of 2017, and given the fast-track designation of ACTIMMUNE for this potential indication, the Company would request priority review, which, if awarded, would allow the Company to potentially receive a decision from the U.S. Food and Drug Administration (the “ FDA”) within six months of submission, in the third quarter of 2017.

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

The Company has assigned a fair value to a contingent liability for royalties potentially payable under previously existing royalty and licensing agreements related to ACTIMMUNE. The royalties are payable under the terms of a license agreement with Genentech Inc. (“Genentech”), which was the original developer of ACTIMMUNE and under the terms of its agreement, as amended, with Connetics Corporation (who was the predecessor parent company to InterMune Pharmaceuticals Inc. and is now part of GlaxoSmithKline) (“Connetics”). See Note 16 for details of the percentages payable under both license agreements. The initial fair value of this liability of $33.6 million was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rates used were the same as for the fair value of the intangible assets. The estimated liability for royalties will be increased over time to reflect the change in its present value and accretion expense will be recorded as part of cost of goods sold. The estimated liability will be periodically assessed based on events and circumstances and any change will be recorded in the Company’s consolidated statement of comprehensive income (loss). During the year ended December 31, 2015, based on fluctuating sales of ACTIMMUNE versus the Company’s previous expectations and the Company’s adjusted expectations for future ACTIMMUNE sales, the Company recorded a charge of $4.8 million to cost of goods sold to increase the carrying value of the contingent royalties to reflect the updated estimates.

Deferred tax assets and liabilities arise from acquisition accounting where book values of certain assets and liabilities differ from their tax bases. Deferred tax assets and liabilities are recorded at the currently enacted rates which will be in effect at the time when the temporary differences are expected to reverse in the country where the underlying assets and liabilities are located (United States or Bermuda). Customer relationships intangible assets are located in the United States where a U.S. tax rate of 37.9% is being utilized and a deferred tax liability is recorded. Developed technology and IPR&D assets are located in Bermuda which does not levy corporate income taxes; accordingly, no deferred tax liabilities were recorded related to these intangible assets.

The excess of the estimated fair values of net assets acquired over the acquisition consideration paid was recorded as a bargain purchase gain in the consolidated statement of comprehensive income (loss) during the year ended December 31, 2014. As previously stated, the total consideration included a fixed number of New Horizon ordinary shares. The bargain purchase gain of $22.2 million was primarily the result of the decrease in the market value of our ordinary shares from the time that the Merger Agreement was signed to the Effective Time of the Vidara Merger.

Pro Forma Information

The following table represents the consolidated financial information for the Company on a pro forma basis, assuming that the Vidara Merger and the Hyperion acquisition occurred as of January 1, 2014. The Vidara Merger has already been reflected in the as reported figures for the full year ended December 31, 2015 and for the period from September 19, 2014 to December 31, 2014, as the Vidara Merger was completed in September 2014. The results of Hyperion from May 7, 2015 to December 31, 2015 are also included in the 2015 as reported figures. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the Vidara Merger and the Hyperion acquisition, and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of definite-lived intangible assets, interest expense, debt discount and deferred financing costs associated with the debt in connection with the acquisitions. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (in thousands, except per share data):

	For the Year Ended December 31,
	2015			2014
	As reported	Pro-forma adjustments (Unaudited)	Pro-forma (Unaudited)	As reported	Pro-forma adjustments (Unaudited)	Pro-forma (Unaudited)
Net sales	$757,044	$39,473	$796,517	$296,955	$164,149	$461,104
Net income (loss)	39,532	(25,703)	13,829	(263,603)	(70,803)	(334,406)
Basic net income (loss) per share	$0.27	$(0.18)	$0.09	$(3.15)	$(0.15)	$3.30
Diluted net income (loss) per share	$0.25	$(0.16)	$0.09	$(3.15)	$(0.15)	$3.30

The Company’s consolidated statements of comprehensive income for the year ended December 31, 2015 include RAVICTI and BUPHENYL net sales as a result of the acquisition of Hyperion in May 2015 of $86.9 million and $13.5 million, respectively. The Company’s consolidated statements of comprehensive income also include net sales of ACTIMMUNE of $107.4 million for the year ended December 31, 2015 and $25.3 million for the year ended December 31, 2014 following the Vidara Merger on September 19, 2014. Hyperion and Vidara have been fully integrated into the Company’s business and as a result of these integration efforts, the Company cannot distinguish between these operations and those of the Company’s legacy business.

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

The components of inventories as of December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Raw materials	$6,232	$1,184
Work-in-process	631	389
Finished goods	11,513	15,292
Inventories, net	$18,376	$16,865

Finished goods at December 31, 2014 included $3.2 million of stepped-up ACTIMMUNE inventory which was fully amortized in January 2015.

Finished goods at December 31, 2015 included $0.3 million of stepped-up BUPHENYL inventory. During the year ended December 31, 2015, the Company amortized $8.4 million of RAVICTI and BUPHENYL inventory step-up.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Medicine samples inventory	$4,697	$4,014
Prepaid co-pay expenses	1,881	6,718
Prepaid software license fees	1,638	1,128
Other prepaid expenses	7,642	2,510
Prepaid expenses and other current assets	$15,858	$14,370

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Machinery and equipment	$2,946	$3,288
Furniture and fixtures	57	576
Computer equipment	2,514	2,040
Software	1,360	1,481
Trade show equipment	219	392
Leasehold improvements	1,966	3,412
	9,062	11,189
Less accumulated depreciation	(3,791)	(3,948)
Construction in process	3,492	—
Software implementation in process	5,257	—
Property and equipment, net	$14,020	$7,241

The Company capitalizes development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.

Software implementation at December 31, 2015 is related to new enterprise resource planning software license being implemented by the Company. The software did not enter service until January 2016 and as such, depreciation had not yet begun as of December 31, 2015.

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $5.4 million, $1.7 million and $1.2 million, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of December 31, 2015 was as follows (in thousands):

Balance at December 31, 2014	$—
Acquired during period	253,811
Balance at December 31, 2015	$253,811

In May 2015, the Company recognized goodwill with a preliminary value of $259.6 million in connection with the Hyperion acquisition, which represented the excess of the purchase price over the fair value of the net assets acquired. During the year ended December 31, 2015, the Company recorded measurement period adjustments that resulted in a net reduction in goodwill of $5.8 million, resulting in goodwill after the measurement period adjustments of $253.8 million (see Note 4 for details). As of December 31, 2015, there were no accumulated goodwill impairment losses.

Intangible Assets

The Company’s intangible assets consist of developed technology related to ACTIMMUNE, PENNSAID 2%, RAYOS, VIMOVO, RAVICTI and BUPHENYL in the United States, and LODOTRA and AMMONAPS in Europe, as well as IPR&D and customer relationships for ACTIMMUNE.

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

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company does not believe there have been any circumstances or events that would indicate that the carrying value of any of its intangible assets was impaired at December 31, 2015 or December 31, 2014.

As of December 31, 2015 and December 31, 2014, amortizable intangible assets consisted of the following (in thousands):

	December 31,
	2015				2014
	Cost Basis	Accumulated Amortization	Currency Translation	Net Book Value	Cost Basis	Accumulated Amortization	Currency Translation	Net Book Value
Developed technology	$1,792,495	$(183,446)	$—	$1,609,049	$757,484	$(51,331)	$(9,190)	$696,963
Customer relationships	8,100	(1,039)	—	7,061	8,100	(230)	—	7,870
Amortizable intangible assets	$1,800,595	$(184,485)	$—	$1,616,110	$765,584	$(51,561)	$(9,190)	$704,833

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $132.9 million, $32.3 million and $8.1 million, respectively. As of December 31, 2015, estimated future amortization expense was as follows (in thousands):

2016	$166,826
2017	166,826
2018	166,826
2019	153,833
2020	153,615
Thereafter	808,184
Total	$1,616,110

NOTE 9 – OTHER ASSETS

Other assets as of December 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Deferred financing costs	$8,359	$11,491
Other	222	73
Other assets	$8,581	$11,564

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of December 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Accrued wholesaler fees and commercial rebates	$21,112	$30,748
Accrued co-pay and other patient assistance	114,201	24,930
Accrued government rebates and chargebacks	48,456	20,437
Accrued trade discounts and rebates	$183,769	$76,115
Invoiced wholesaler fees and commercial rebates, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	—	5,221
Total customer-related accruals and allowances	$183,769	$81,336

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2014 to December 31, 2015 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2013	$4,459	$2,257	$1,407	$8,123
Current provisions relating to sales in the year ended December 31, 2014	103,539	138,552	45,301	287,392
Adjustments relating to prior year sales	(1,576)	(194)	—	(1,770)
Payments relating to sales in in the year ended December 31, 2014	(73,263)	(108,505)	(38,492)	(220,260)
Payments relating to sales in prior years	(2,779)	(2,063)	(1,307)	(6,149)
Vidara Merger on September 19, 2014	472	—	13,528	14,000
Balance at December 31, 2014	$30,852	$30,047	$20,437	$81,336
Current provisions relating to sales in the year ended December 31, 2015	67,762	1,020,327	162,157	1,250,246
Adjustments relating to prior year sales	(1,657)	(121)	(3,842)	(5,620)
Payments relating to sales in the year ended December 31, 2015	(47,848)	(906,126)	(123,299)	(1,077,273)
Payments relating to sales in prior years	(28,241)	(29,926)	(16,545)	(74,712)
Hyperion acquisition on May 7, 2015	244	—	9,548	9,792
Balance at December 31, 2015	$21,112	$114,201	$48,456	$183,769

NOTE 11 – ACCRUED EXPENSES

Accrued expenses as of December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31
	2015	2014
Payroll-related expenses	$47,205	$20,933
Consulting and professional services	17,160	4,421
Accrued interest	10,637	1,260
Accrued other	25,044	8,768
Accrued excise tax	—	11,243
Accrued expenses	$100,046	$46,625

Accrued payroll-related expenses at December 31, 2015 include $8.5 million of severance and related employee costs as a result of the Hyperion acquisition. The Company anticipates that the significant amount of Hyperion acquisition-related cash payments will be completed by the end of the second quarter of 2016.

NOTE 12 – ACCRUED ROYALTIES

Changes in the liability for royalties during the years ended December 31, 2015 and 2014 consisted of the following (in thousands):

Balance as of December 31, 2013	$32,992
Assumed ACTIMMUNE accrued royalty	3,429
Assumed ACTIMMUNE contingent royalty liabilities	33,600
Remeasurement of royalty liabilities	10,660
Royalty payments	(15,489)
Accretion expense	9,020
Balance as of December 31, 2014	$74,212
Assumed RAVICTI and BUPHENYL contingent royalty liabilities	86,800
Assumed RAVICTI and BUPHENYL accrued royalties	579
Remeasurement of royalty liabilities	21,151
Royalty payments	(27,611)
Accretion expense	20,088
Balance as of December 31, 2015	175,219
Less: Current portion	51,700
Accrued royalties, net of current	$123,519

During the year ended December 31, 2015, based on higher sales of ACTIMMUNE and VIMOVO versus the Company’s previous expectations and expectations for future ACTIMMUNE and VIMOVO sales, the Company recorded a total charge of $21.5 million to cost of goods sold ($16.7 million related to VIMOVO and $4.8 million related to ACTIMMUNE). The Company also recorded a release of $0.3 million to cost of goods sold related to RAVICTI to adjust the carrying value of the contingent royalties to reflect updated estimates of future RAVICTI sales.

During the year ended December 31, 2014, the Company recorded a net charge of $10.7 million to cost of goods sold ($9.4 million related to VIMOVO and $1.3 million related to ACTIMMUNE) to increase the amount of the contingent royalty liability.

NOTE 13 – LONG-TERM INVESTMENTS

During the third quarter of 2015, the Company purchased 2,250,000 shares of common stock of Depomed, Inc. (“Depomed”), representing 3.75% of Depomed’s then outstanding common stock. The shares were acquired at a cost of $71.8 million. Unrealized losses of $29.4 million were recorded in accumulated other comprehensive loss relating to this investment during the third quarter of 2015, following an evaluation of the near-term prospects of Depomed. During the fourth quarter of 2015, following the Company’s decision to withdraw its offer to acquire Depomed, the Company sold all of its shares in Depomed, receiving sales proceeds of $42.8 million and the Company recognized a realized loss of $29.0 million in the consolidated statement of comprehensive income (loss).

There were no gains or losses on long-term investments during the years ended December 31, 2014 and 2013.

NOTE 14 – SEGMENT AND OTHER INFORMATION

The Company has determined that it operates in one business segment, which is the identification, development, acquisition and commercialization of differentiated and accessible medicines that address unmet medical needs. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker or, CODM. The Company’s CODM has been identified as its chief executive officer.

The following table presents a summary of total net revenues by medicine (in thousands):

	Year Ended December 31,
	2015	2014	2013

DUEXIS	$190,357	$83,243	$58,972
VIMOVO	166,672	162,954	966
PENNSAID 2%	147,010	—	—
ACTIMMUNE	107,444	25,251	—
RAVICTI	86,875	—	—
RAYOS	40,329	19,020	5,841
BUPHENYL	13,458	—	—
LODOTRA	4,899	6,487	8,237
Total net revenues	$757,044	$296,955	$74,016

The following table presents a summary of total net revenues by geography (in thousands):

	Year Ended December 31,
	2015	2014	2013

United States	$744,036	$290,396	$65,779
Rest of world	13,008	6,559	8,237
Total net revenues	$757,044	$296,955	$74,016

The following table presents total tangible long-lived assets by location (in thousands):

	As of December 31,
	2015	2014

United States	$11,734	$6,025
Ireland	1,985	666
Switzerland	250	513
Other	51	37
Total long-lived assets	$14,020	$7,241

NOTE 15 – FAIR VALUE MEASUREMENTS

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

As of December 31, 2015, the Company’s restricted cash included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data. There were no transfers between the different levels of the fair value hierarchy in 2015 or in 2014.

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the Company’s financial assets and liabilities at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$1,000	$—	$1,000
Money market funds	280,053	—	—	280,053
Total assets at fair value	$280,053	$1,000	$—	$281,053

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$111,581	$—	$—	$111,581
Total assets at fair value	$111,581	$—	$—	$111,581

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company has the following lease agreements in place for real properties:

Location	Approximate Square Footage	Lease Expiry Date
Dublin, Ireland	18,900	November 4, 2029
Lake Forest, Illinois (1)	160,000	March 31, 2024
Deerfield, Illinois (2)	53,500	June 30, 2018
Brisbane, California (3)	20,100	November 30, 2019
Mannheim, Germany	9,500	December 31, 2016
Chicago, Illinois	6,500	December 31, 2018
Roswell, Georgia	6,200	October 31, 2018
Reinach, Switzerland	3,500	May 31, 2020

(1)

In connection with the Lake Forest lease, the Company has provided a $2.0 million letter of credit to the landlord, through a commercial bank. The Company has two separate lease agreements in place for this property. The first lease, consisting of approximately 15,000 square feet, was assumed by the Company as a result of its acquisition of Crealta in January 2016 and will expire on October 31, 2017.

(2)	The Company vacated the premises in Deerfield, Illinois, and began occupying the premises in Lake Forest, Illinois, in January 2016.
(3)	The Company vacated the premises in Brisbane, California in December 2015 and entered into a sublease agreement for the property with a third party.

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method. Rent expense was $2.5 million, $0.6 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, minimum future cash payments due under lease obligations were as follows (in thousands):

	2016	2017	2018	2019	2020	2021 & Thereafter	Total
Operating lease obligations	$4,047	$5,343	$4,961	$4,119	$3,415	$18,378	$40,263

Annual Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”). Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The Company committed to a minimum purchase of RAYOS/LODOTRA tablets from Jagotec for five years from the date of first launch of RAYOS/LODOTRA in a major country, as defined in the agreement, which was April 2009. Thereafter, the agreement automatically renews on a yearly basis until either party provides two years advance written notice of termination. In April 2015 the agreement automatically renewed, therefore the earliest the agreement can expire according to this advance notice procedure is April 15, 2018, and the minimum purchase commitment is in force until April 2018. At December 31, 2015, the minimum purchase commitment based on tablet pricing in effect under the agreement was $3.0 million through April 2018.

In May 2011, the Company entered into a manufacturing and supply agreement with Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”), and amended the agreement effective as of September 25, 2013. Pursuant to the agreement, as amended, Sanofi-Aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia. At December 31, 2015, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $8.3 million, which is to be delivered through March 2016.

In July 2013, Vidara and Boehringer Ingelheim entered into an exclusive supply agreement, which the Company assumed as a result of the Vidara Merger. Under the agreement, Boehringer Ingelheim is required to manufacture and supply interferon gamma-1 b (ACTIMMUNE) to the Company. The Company is required to purchase minimum quantities of finished medicine per annum through July 2020. As of December 31, 2015, the minimum binding purchase commitment to Boehringer Ingelheim was $19.2 million (converted using a Dollar-to-Euro exchange rate of 1.0861) through July 2020.

In November 2013, the Company entered into a long-term master manufacturing services and product agreement with Patheon Pharmaceuticals Inc. (“Patheon”) pursuant to which Patheon is obligated to manufacture VIMOVO for the Company through December 31, 2019. The Company agreed to purchase a specified percentage of VIMOVO requirements for the United States from Patheon. The Company must pay an agreed price for final, packaged VIMOVO supplied by Patheon as set forth in the Patheon manufacturing agreement, subject to adjustments, including certain unilateral adjustments by Patheon, such as annual adjustments for inflation and adjustments to account for certain increases in the cost of components of VIMOVO other than active materials. The Company issues 12-month forecasts of the volume of VIMOVO that the Company expects to order. The first six months of the forecast are considered binding firm orders. At December 31, 2015, the Company had a binding purchase commitment with Patheon for VIMOVO of $2.9 million through April 2016.

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo, the Company and Nuvo entered into an exclusive supply agreement. Under the supply agreement, Nuvo is obligated to manufacture and supply PENNSAID 2% to the Company. The initial term of the supply agreement is through December 31, 2022, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. At least 90 days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities. At December 31, 2015, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $5.6 million through April 2016.

Purchase orders relating to the manufacture of RAVICTI and BUPHENYL of $1.8 million were outstanding at December 31, 2015. In addition to these purchase orders, the Company’s manufacturing agreement with Lyne Laboratories Inc. in relation to RAVICTI provides for a minimum purchase amount of $0.5 million for 2016.

Royalty Agreements

RAYOS/LODOTRA

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

VIMOVO

The Company entered into a license agreement with Pozen Inc. (“Pozen”) who subsequently entered into a business combination with Tribute Pharmaceuticals Canada Inc. to become known as Aralez Pharmaceuticals Inc. Under this agreement, the Company is required to pay Pozen a flat 10% royalty on net sales of VIMOVO and other medicines sold by the Company, its affiliates or sublicensees during the royalty term that contain gastroprotective agents in a single fixed combination oral solid dosage form with NSAIDs, subject to minimum annual royalty obligations of $7.5 million. These minimum royalty obligations will continue for each year during which one of Pozen’s patents covers such medicines in the United States and there are no competing medicines in the United States. The royalty rate may be reduced to a mid-single digit royalty rate as a result of loss of market share to competing medicines. The Company’s obligation to pay royalties to Pozen will expire upon the later of (a) expiration of the last-to-expire of certain patents covering such medicines in the United States, and (b) ten years after the first commercial sale of such medicines in the United States.

ACTIMMUNE

Under a license agreement, as amended, with Genentech, who was the original developer of ACTIMMUNE, the Company is or was obligated to pay royalties to Genentech on its net sales of ACTIMMUNE as follows:

•	Through November 25, 2014, a royalty of 45% of the first $3.7 million in net sales achieved in a calendar year, and 10% on all additional net sales in that year;
•	For the period from November 26, 2014 through May 5, 2018, a royalty in the 20% to 30% range for the first tier in net sales and in the 1% to 9% range for the second tier; and
•	From May 6, 2018 and for so long as the Company continues to commercially sell ACTIMMUNE, an annual royalty in the low single digits as a percentage of annual net sales.

Under the terms of an assignment and option agreement with Connetics, the Company is obligated to pay royalties to Connetics on the Company’s net sales of ACTIMMUNE as follows:

•

0.25% of net sales of ACTIMMUNE, rising to 0.5% once cumulative net sales of ACTIMMUNE in the United States surpass $1.0 billion; and in the event the Company develops and receives regulatory approval for ACTIMMUNE in the indication of scleroderma, the Company will be obligated to pay a royalty of 4% on all net sales of ACTIMMUNE recorded for use in that indication.

RAVICTI

Under the terms of an asset purchase agreement with Ucyclyd, the Company is obligated to pay to Ucyclyd tiered mid to high single-digit royalties on its global net sales of RAVICTI. Under the terms of a license agreement with Saul W. Brusilow, M.D. and Brusilow, the Company is obligated to pay low single-digit royalties to Brusilow on net sales of RAVICTI that are covered by a valid claim of a licensed patent.

BUPHENYL

Under the terms of an amended and restated collaboration agreement with Ucyclyd, the Company is obligated to pay to Ucyclyd tiered mid to high single-digit royalties on its net sales in the United States of BUPHENYL to urea cycle disorder patients outside of the FDA-approved labeled age range for RAVICTI.

KRYSTEXXA

Under the terms of a license agreement with Duke University (“Duke”) and Mountain View Pharmaceuticals (“MVP”), the Company is obligated to pay Duke a mid-single digit royalty on its global net sales of KRYSTEXXA and a low-double digit royalty on any global sublicense revenue.  The Company is also obligated to pay MVP a mid-single digit royalty on its net sales of KRYSTEXXA outside of the United States and a low-double digit to royalty on any sublicense revenue outside of the United States.

The royalty obligations for VIMOVO, ACTIMMUNE, RAVICTI and BUPHENYL are included in accrued royalties on the Company’s consolidated balance sheets.

Total royalty-related expense (including royalty accretion expense and royalty liability remeasurement expense) recognized in cost of goods sold for the year ended December 31, 2015 and 2014 was $45.5 million and $21.4 million, respectively.

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

On November 9, 2015, Express Scripts, Inc. (“Express Scripts”) filed suit against the Company in Delaware Superior Court, Newcastle County, asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and declaratory relief arising from the parties’ 2012 Preferred Savings Grid Rebate Program Agreement.  In its complaint, Express Scripts seeks damages of $139.9 million for alleged unpaid rebates and administrative fees as of October 1, 2015, additional potential rebates and administrative fees through the end of 2015, late fees, interest, and attorneys’ fees and costs. On January 11, 2016, the Company answered the complaint, denying Express Scripts’ claims and denying that it owes Express Scripts any damages or other relief.  The Company also filed a counter-claim against Express Scripts for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief arising from Express Scripts’ breach of the rebate agreement. Consistent with FAS 5, Accounting for Contingencies, the Company did not establish a reserve in relation to the above suit as the Company currently believes that a loss is not probable nor reasonably estimable.

In November 2015, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents and information related to its patient assistance programs and other aspects of its marketing and commercialization activities. The Company is unable to predict how long this investigation will continue or its outcome, but it anticipates that it may incur significant costs in connection with the investigation, regardless of the outcome. The Company may also become subject to similar investigations by other governmental agencies. The investigation by the U.S. Attorney’s Office and any additional investigations of the Company’s patient assistance programs may result in damages, fines, penalties or other administrative sanctions against the Company.

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

In accordance with its memorandum and articles of association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. Additionally, the Company has entered, and intends to continue to enter, into separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers, or any of the Company’s subsidiaries or any other company or enterprise to which the person provides services at the Company’s request. There have been no claims to date and the Company has a director and officer insurance policy that enables it to recover a portion of any amounts paid for future potential claims. Certain of the Company’s officers and directors have also entered into separate indemnification agreements with HPI prior to the Vidara Merger.

NOTE 17 – LEGAL PROCEEDINGS

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

On October 1, 2015, the Company’s subsidiary Horizon Pharma Switzerland GmbH, as well as Jagotec, entered into a License and Settlement Agreement (the “Actavis Settlement Agreement”) with Actavis FL relating to the Company’s and Jagotec’s on-going patent infringement litigation. In accordance with legal requirements, the Company, Jagotec and Actavis FL have agreed to submit the Actavis Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. The parties have submitted the Actavis Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review and no issues were raised by either. The parties agreed to file stipulations of dismissal with the court regarding the litigation and the court entered the stipulation and closed the case on December 4, 2015. The Actavis Settlement Agreement provides for a full settlement and release by each party of all claims that relate to the litigation or under the patents with respect to Actavis FL’s generic version of RAYOS tablets.

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

Under the Actavis Settlement Agreement, the generic entry date is December 23, 2022; however, Actavis FL may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party RAYOS patent litigation, the entry of other generic versions of RAYOS tablets or certain substantial reductions in RAYOS prescriptions over specified periods of time.

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

On November 13, 2014, the Company received a Paragraph IV Patent Certification from Actavis FL advising that Actavis FL had filed an ANDA with the FDA for a generic version of PENNSAID 2%. Actavis FL has not advised the Company as to the timing or status of the FDA’s review of its filing. On December 23, 2014, the Company filed suit in the United States District Court for the District of New Jersey against Actavis FL., Actavis, Inc., and Actavis plc (collectively “Actavis”) seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Actavis has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book (“Orange Book”). The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Actavis’ ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Actavis action.

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

Under the Perrigo settlement agreement, the license effective date is January 10, 2029; however, Perrigo may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in the Company’s PENNSAID 2% shipments over specified periods of time.

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

Currently, patent litigation is pending in the United States District Court for the District of New Jersey against four generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”); (ii) Lupin Limited and Lupin Pharmaceuticals Inc. (collectively, “Lupin”); (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, “Mylan”); and (iv) Watson Laboratories, Inc.—Florida, known as Actavis Laboratories FL, Inc. and Actavis Pharma, Inc. (collectively, “Actavis Pharma”). Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen Pharmaceuticals Inc. (“Anchen”), was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. The Company understands that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Pozen VIMOVO patents, which are still the subject of patent litigations. As part of the Company’s acquisition of the U.S. rights to VIMOVO, the Company has taken over and is responsible for the patent litigations that include the Pozen patents licensed to the Company under the amended and restated collaboration and license agreement for the United States with Pozen.

The VIMOVO cases were filed on April 21, 2011, July 25, 2011, October 28, 2011, January 4, 2013, May 10, 2013, June 28, 2013, October 23, 2013, May 13, 2015 and November 24, 2015 and collectively include allegations of infringement of U.S. Patent Nos. 6,926,907, 8,557,285, 8,852,636, and 8,858,996. On June 18, 2015, the Company amended the complaints to add a charge of infringement of U.S. Patent No. 8,865,190.

The cases asserting U.S. Patent Nos. 8,557,285 and 6,926,907 have been consolidated for discovery.  The court has issued a claims construction order for these cases and has set a pretrial schedule, but has not yet set a trial date.

The cases asserting U.S. Patent Nos. 8,852,636, 8,858,996, and 8,865,190 have been consolidated for discovery.  The court has not issued a claims construction order or set a pretrial schedule.

The Company understands the cases arise from Paragraph IV Notice Letters providing notice of the filing of ANDAs with the FDA seeking regulatory approval to market generic versions of VIMOVO before the expiration of the patents-in-suit. The Company understands the Dr. Reddy’s notice letters were dated March 11, 2011, November 20, 2012 and April 20, 2015; the Lupin notice letters were dated June 10, 2011 and March 12, 2014; the Mylan notice letters were dated May 16, 2013 and February 9, 2015; the Actavis Pharma notice letters were dated March 29, 2013 November 5, 2013 and October 9, 2015; and the Anchen notice letter was dated September 16, 2011.

On February 24, 2015, Dr. Reddy’s Laboratories, Inc. filed a Petition for inter partes Review (“IPR”) of U.S. Patent No. 8,557,285, one of the patents in litigation in the above referenced VIMOVO cases. On October 9, 2015, the United States Patent and Trademark Office denied such Petition for IPR.

On May 21, 2015, the Coalition for Affordable Drugs VII LLC (“Coalition for Affordable Drugs”) filed an IPR Petition of U.S. Patent No. 6,926,907, one of the patents in litigation in the above referenced VIMOVO cases. On December 8, 2015, the United States Patent and Trademark Office denied such Petition for IPR.

On June 5, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,858,996, one of the patents in litigation in the above referenced VIMOVO cases. On December 17, 2015, the United States Patent and Trademark Office denied such Petition for IPR.

On August 7, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,852,636, one of the patents in litigation in the above referenced VIMOVO cases. On February 11, 2016, the United States Patent and Trademark office denied such Petition for IPR.

On August 12, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,945,621, one of the patents in litigation in the above referenced VIMOVO cases. The Patent Trial and Appeal Board has not yet issued a decision with regard to whether such IPR will be instituted.

On August 19, 2015, Lupin filed Petitions for IPRs of U.S. Patent Nos. 8,858,996, 8,852,636, and 8,865,190, all patents in litigation in the above referenced VIMOVO cases.  The Patent Trial and Appeal Board has not yet issued decisions with regard to whether or not such IPRs will be instituted.

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

Under the Taro Settlement Agreement, the license effective date is January 10, 2029; however, Taro may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in Horizon’s PENNSAID 2% shipments over specified periods of time.

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

On March 17, 2014, Hyperion received notice from Par Pharmaceutical, Inc. (“Par”) that it had filed an ANDA with the FDA seeking approval for a generic version of the Company’s medicine RAVICTI. The ANDA contained a Paragraph IV Patent Certification alleging that two of the patents covering RAVICTI, U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032 (the “’215 patent”), and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030 (the “’012 patent”), are invalid and/or will not be infringed by Par’s manufacture, use or sale of the medicine for which the ANDA was submitted. Par did not challenge the validity, enforceability, or infringement of the Company’s primary composition of matter patent for RAVICTI, U.S. Patent No. 5,968,979 titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkanoic acid useful in treatment of various disorders,” which would have expired on February 7, 2015, but as to which Hyperion was granted an interim term of extension until February 7, 2016 and to which the United States Patent and Trademark Office has granted a final term extension of 1,267 days. Hyperion filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Par on April 23, 2014 seeking an injunction to prevent the approval of Par’s ANDA and/or to prevent Par from selling a generic version of RAVICTI, and the Company has taken over and is responsible for this patent litigation. On September 15, 2015, the Company received notice from Par that it had filed a Paragraph IV Patent Certification alleging that U.S. Patent No. 9,095,559 is invalid and/or will not be infringed by Par’s manufacture, use or sale of the medicine for which the ANDA was submitted.

On April 29, 2015, Par filed Petitions for IPRs of the ’215 patent and the ’012 patent. The Patent Trial and Appeal Board issued decisions instituting such IPRs on November 4, 2015.

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

On August 3, 2015, HPI filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, naming as defendants Depomed and the members of its board of directors (the “Depomed Board”), Vicente J. Anido, Jr., Karen A. Dawes, Louis J. Lavigne, Jr., Samuel R. Saks, James A. Schoeneck, Peter D. Staple and David B. Zenoff. The lawsuit is captioned Horizon Pharma, Inc. v. Vicente J. Anido, Jr., et al., Case Number 1:15-cv-283835. The lawsuit alleges that the adoption by the Depomed Board of the Rights Agreement dated as of July 12, 2015 between Depomed and Continental Stock Transfer & Trust Company, as Rights Agent (the “Depomed Rights Agreement”), and Sections 2(b), 2(c), 2(d), and 5(d) of Depomed’s Amended and Restated Bylaws, effective July 12, 2015 (the “Depomed Bylaws”), violates the General Corporation Law of the California Corporations Code, constitutes ultra vires acts and breaches the fiduciary duties of the members of the Depomed Board. The lawsuit seeks, among other things, an order (i) declaring that the Depomed Rights Agreement and Sections 2(b), 2(c), and 2(d) of the Depomed Bylaws are invalid under California law, (ii) declaring that the members of the Depomed Board breached their fiduciary duties by enacting the Depomed Rights Agreement and Sections 2(b), 2(c), 2(d), and 5(d) of the Depomed Bylaws, (iii) enjoining the members of the Depomed Board from relying on, implementing, applying or enforcing either the Depomed Rights Agreement or Sections 2(b), 2(c), 2(d), or 5(d) of the Depomed Bylaws, (iv) enjoining the members of the Depomed Board from taking any improper action designed to impede, or which has the effect of impeding, the proposed combination with Depomed or the Company’s efforts to acquire control of Depomed and (v) compelling the members of the Depomed Board to redeem the Depomed Rights Agreement or to render it inapplicable to the Company.  On November 20, 2015, following a hearing on HPI’s request for a preliminary injunction, the Superior Court denied HPI’s request for a preliminary injunction against the Depomed and the Depomed Board. The Superior Court has scheduled a Case Management Conference for March 25, 2016 for the purpose setting a discovery schedule and trial date.

On August 3, 2015, Depomed filed a Complaint in the Superior Court of the State of California, County of Santa Clara, against the Company. The lawsuit is captioned Depomed, Inc. v. Horizon Pharma plc and Horizon Pharma, Inc., Case Number 1:15-cv-283834. On September 15, 2015, Depomed filed an Amended Complaint, alleging Depomed obtained the rights to a confidentiality agreement that the Company previously executed with Janssen Pharmaceuticals Inc. (“Janssen”) following Depomed’s purchase of the U.S. rights to NUCYNTA® from Janssen.   Depomed further alleges the Company breached the confidentiality agreement when developing offers for a merger with Depomed, and made fraudulent and materially misleading statements to Depomed’s shareholders. The lawsuit seeks, among other relief, an injunction (i) to prevent the Company from continuing its allegedly improper and unlawful use of confidential information relating to NUCYNTA and (ii) to prevent the Company from continuing to make and failing to correct its allegedly false and misleading statements in connection with the proposed combination with Depomed.  On January 4, 2016, following a hearing on Depomed’s request for a preliminary injunction, the Superior Court entered a preliminary injunction enjoining the Company from making any further attempts to acquire Depomed or take any other action to facilitate taking control of Depomed pending final resolution of the litigation.  The Company denies Depomed’s allegations, and will continue defending Depomed’s claims.  The Superior Court has scheduled a Case Management Conference for March 25, 2016 for the purpose setting a discovery schedule and trial date.

On November 9, 2015, Express Scripts, Inc. filed suit against the Company in Delaware Superior Court, Newcastle County, asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and declaratory relief arising from the parties’ 2012 Preferred Savings Grid Rebate Program Agreement.  In its complaint, Express Scripts seeks damages of $139.9 million for alleged unpaid rebates and administrative fees as of October 1, 2015, additional potential rebates and administrative fees through the end of 2015, late fees, interest, and attorneys’ fees and costs.  On January 11, 2016, the Company answered the complaint, denying Express Scripts’ claims and denying that it owes Express Scripts any damages or other relief.  The Company also filed a counter-claim against Express Scripts for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief arising from Express Scripts’ breach of the rebate agreement.

NOTE 18 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31
	2015	2014
2015 Term Loan Facility due 2021	$398,000	$—
2023 Senior Notes	475,000	—
Exchangeable Senior Notes due 2022	400,000	—
2014 Term Loan Facility	—	300,000
Convertible Senior Notes	—	60,985
Total face value	1,273,000	360,985
Debt discount	(127,885)	(15,482)
Total long-term debt	1,145,115	345,503
Less: current maturities	4,000	48,334
Long-term debt, net of current maturities	$1,141,115	$297,169

Scheduled maturities with respect to the Company’s long-term debt are as follows (in thousands):

2016	$4,000
2017	4,000
2018	4,000
2019	4,000
2020	4,000
Thereafter	1,253,000
Total	$1,273,000

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

The borrowers are permitted to make voluntary prepayments at any time without payment of a premium. HPI is required to make mandatory prepayments of loans under the 2015 Term Loan Facility (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) beginning with the fiscal year ending December 31, 2016, 50% of the Company’s excess cash flow (subject to decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 and 1.75:1, respectively). The loans under the 2015 Term Loan Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on the final maturity date of the loans under the 2015 Term Loan Facility.

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

As of December 31, 2015, the fair value of the 2015 Term Loan Facility was approximately $376.1 million, categorized as a Level 2 instrument, as defined in Note 15.

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

As of December 31, 2015, the fair value of the 2023 Senior Notes was approximately $420.4 million, categorized as a Level 2 instrument, as defined in Note 15.

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

As of December 31, 2015, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

As of December 31, 2015, the fair value of the Exchangeable Senior Notes was approximately $399.2 million, categorized as a Level 2 instrument, as defined in Note 15.

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

NOTE 19 – SHAREHOLDERS’ EQUITY

On April 21, 2015, the Company closed the 2015 Offering of 17,652,500 of its ordinary shares at a price to the public of $28.25 per share. The net proceeds to the Company from the 2015 Offering were approximately $475.7 million, after deducting underwriting discounts and other offering expenses payable by the Company.

During the year ended December 31, 2015, the Company issued an aggregate of 3,985,150 ordinary shares upon the cash exercise of warrants and the Company received proceeds of $18.1 million representing the aggregate exercise price for such warrants. In addition, warrants to purchase an aggregate of 1,090,952 ordinary shares of the Company were exercised in cashless exercises, resulting in the issuance of 887,559 ordinary shares.

During the year ended December 31, 2015, the Company issued an aggregate of 846,022 ordinary shares in connection with the exercise of stock options and received $5.2 million in proceeds

During the year ended December 31, 2015, in connection with the Convertible Senior Notes conversions, the Company issued an aggregate of 11,368,921 ordinary shares.

During the year ended December 31, 2015, the Company issued an aggregate of 591,277 ordinary shares pursuant to employee stock purchase plans and received $4.5 million in proceeds.

During the year ended December 31, 2015, the Company issued an aggregate of 311,612 ordinary shares in net settlement of vested restricted stock units.

NOTE 20 – EQUITY INCENTIVE PLANS

Employee Stock Purchase Plans

2011 Employee Stock Purchase Plan. In July 2010, HPI’s board of directors adopted the 2011 Employee Stock Purchase Plan (the “2011 ESPP”). In June 2011, HPI’s stockholders approved the 2011 ESPP, and it became effective upon the signing of the underwriting agreement related to HPI’s initial public offering in July 2011. Upon consummation of the Vidara Merger, the Company assumed the 2011 ESPP, and upon the effectiveness of the 2014 ESPP, no additional offerings were or will be commenced and no additional purchase rights were or will be granted under the 2011 ESPP, although all purchase rights outstanding under any offering that commenced under the 2011 ESPP prior to the Vidara Merger remain outstanding pursuant to their existing terms. On December 1, 2015, the final purchase of shares was made under the 2011 ESPP, and no active offerings remain outstanding.

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

As of December 31, 2015, an aggregate of 9,338,059 ordinary shares were authorized and available for future issuance under the 2014 ESPP.

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

2014 Equity Incentive Plan and 2014 Non-Employee Equity Plan. On May 17, 2014, HPI’s board of directors adopted the 2014 EIP and the Horizon Pharma Public Limited Company 2014 Non-Employee Equity Plan (the “2014 Non-Employee Equity Plan”). At the Special Meeting, HPI’s stockholders approved the 2014 EIP and 2014 Non-Employee Equity Plan. Upon consummation of the Vidara Merger, the Company assumed the 2014 EIP and 2014 Non-Employee Equity Plan, which serve as successors to the 2011 EIP.

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

As of December 31, 2015, an aggregate of 1,490,123 and 2,251,207 ordinary shares were authorized and available for future grants under the 2014 EIP and 2014 Non-Employee Equity Plan, respectively.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2015:

		Weighted		Aggregate
		Average	Maximum	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding as of December 31, 2014	7,027,683	$8.95
Granted	8,010,638	$23.92
Exercised	(846,022)	$6.26
Forfeited	(767,585)	$14.91
Expired	(38,923)	$13.41
Outstanding as of December 31, 2015	13,385,791	$17.73	9.91	$77,378
Exercisable and fully vested as of December 31, 2015	3,640,965	$9.36	9.35	$46,964

The following table summarizes the Company’s outstanding stock options at December 31, 2015:

	Options Outstanding			Options Exercisable and Fully Vested
			Weighted Average		Weighted	Weighted Average
		Weighted	Remaining		Average	Remaining
	Number of options	Average	Contractual	Number	Exercise	Contractual
Exercise Price Ranges	outstanding	Exercise Price	Term	Exercisable	Price	Term
$1.36 - $3.97	1,159,310	$2.62	7.03	776,737	$2.62	6.96
$4.10 - $7.55	885,422	$5.46	5.73	822,594	$5.36	5.56
$7.61 - $11.93	1,625,325	$8.67	7.76	803,343	$8.72	7.18
$12.15 - $17.22	2,143,633	$13.78	8.03	980,762	$13.51	7.04
$18.57 - $21.30	915,615	$19.27	9.26	5,265	$20.78	4.98
$22.14 - $27.43	3,930,450	$22.30	9.24	—	$ N/A	N/A
$28.53 - $35.17	2,726,036	$29.53	8.87	252,264	$28.79	3.67
	13,385,791	$17.73	8.37	3,640,965	$9.36	6.48

During the years ended December 31, 2015, 2014 and 2013, the Company granted stock options to purchase an aggregate of 8,010,638, 3,902,836 and 2,158,950 ordinary shares (or prior to the Vidara Merger, shares of HPI common stock), respectively, with a weighted average grant date fair value of $23.92, $10.71 and $2.23, respectively.

The total intrinsic value of the options exercised during the years ended December 31, 2015, 2014 and 2013 was $15.6 million, $3.9 million, and $0.04 million, respectively. The total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $11.4 million, $8.2 million, and $0.04 million, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s share price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected share price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2015, 2014 and 2013, and assumptions used to value stock options, are as follows:

	For the Years Ended December 31,
	2015	2014	2013
Dividend yield	—	—	—
Risk-free interest rate	1.3% - 2.2%	1.6% - 2.1%	1.8% - 1.9%
Weighted average volatility	77.1%	83.1%	86.7%
Expected life (in years)	6.07	6.11	5.98
Weighted average grant date fair value per share of options granted	$16.07	$8.88	$2.82

Dividend yields

The Company has never paid dividends and does not anticipate paying any dividends in the near future. Additionally, the 2015 Senior Secured Credit Facility (described in Note 18 above) contains covenants that restrict the Company from issuing dividends.

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

Forfeitures

As share-based compensation expense recognized in the consolidated statements of comprehensive income (loss) is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on actual forfeiture experience, analysis of employee turnover and other factors. ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended December 31, 2015:

		Weighted Average
	Number of	Grant-Date Fair
	Units	Value Per Units
Outstanding as of December 31, 2014	1,593,502	$8.60
Granted	2,361,948	$23.36
Vested	(468,304)	$7.84
Forfeited	(125,400)	$18.43
Outstanding as of December 31, 2015	3,361,746	$18.71

During the years ended December 31, 2015, 2014 and 2013, the Company granted 2,361,948, 1,312,722 and 730,000 restricted stock units to acquire shares of the Company’s ordinary shares (or prior to the Vidara Merger, shares of HPI common stock) to its employees, respectively, with a weighted average grant date fair value of $23.36, $10.55 and $6.87, respectively. The restricted stock units vest over a four-year period on each anniversary of the vesting commencement date. The Company accounts for the restricted stock units as equity-settled awards in accordance with ASC 718.  The total fair value of restricted stock units vested during the years ended December 31, 2015, 2014 and 2013 was $9.0 million, $3.4 million and $1.0 million, respectively.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the year ended December 31, 2015:

		Weighted		Recorded
		Average		Weighted
		Grant-Date	Average	Average
	Number	Fair Value	Illiquidity	Fair Value
	of Units	Per Unit	Discount	Per Unit
Outstanding as of December 31, 2014	25,000	$12.36	N/A	N/A
Granted	13,376,000	$14.85	14.6%	$12.68
Vested	—	N/A	N/A	N/A
Forfeited	(372,000)	$14.39	7.3%	$13.34
Outstanding as of December 31, 2015	13,029,000

In March 2015, the compensation committee of the Company’s board of directors (the “Committee”) approved the grant of 10,604,000 PSUs to certain members of the Company’s executive committee, senior leadership team and other key employees. 7,998,000 of these PSUs were granted subject to shareholder approval of certain amendments of the 2014 EIP, which occurred on May 6, 2015. In May 2015, the Committee granted 1,264,000 PSUs to new and promoted key employees. In the third quarter of 2015, the Committee granted 1,120,000 PSUs to a new member of the Company’s executive committee and key employees. The Committee granted a further 388,000 PSUs in the fourth quarter of 2015 to non-executive committee members.

The PSUs will vest if the Company’s total compounded annual shareholder rate of return (“TSR”) over three performance measurement periods summarized below equals or exceeds a minimum of 15%.

		Beginning of		Length of
	Percent of	Performance		Performance
	Total PSU	Measurement	End of Performance	Measurement
Vesting Tranche	Award	Period	Measurement Period	Period (Years)
Tranche One	33.3%	March 23, 2015	December 22, 2017	2.75
Tranche Two	33.3%	March 23, 2015	March 22, 2018	3.00
Tranche Three	33.3%	March 23, 2015	June 22, 2018	3.25

The PSUs will vest in amounts ranging from 25% to 100% based on the achievement of the following TSR over the three performance periods:

TSR
Achieved	Vesting Amount
15%	25%
30%	50%
45%	75%
60%	100%

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

				Recorded
		Weighted		Weighted
		Average Fair	Average	Average
	Number	Value Per	Illiquidity	Fair Value
	of Units	Unit	Discount	Per Unit
Executive committee members	9,872,000	$15.12	17.1%	$12.54
Non-executive committee members	3,132,000	$14.06	7.3%	$13.04
	13,004,000	$14.87	14.8%	$12.66

For the year ended December 31, 2015, the Company recorded $37.7 million of expense related to PSUs.

Cash Long-Term Incentive Program

On November 5, 2014, the Committee approved a performance cash long-term incentive program for the members of the Company’s executive committee and executive leadership team, including its executive officers (the “Cash Bonus Program”). Participants in the Cash Bonus Program will be eligible for a specified cash bonus. The Cash Bonus Program pool funding of approximately $16.5 million was determined based on the Company’s actual TSR over the period from November 5, 2014 to May 6, 2015, and the bonus will be earned and payable only if the TSR for the period from November 5, 2014 to November 4, 2017 is greater than 15%. The portion of the total bonus pool payable to individual participants is based on allocations established by the Company’s compensation committee. Participants must remain employed by the Company through November 4, 2017 unless a participant’s earlier departure from employment is due to death, disability, termination without cause or a change in control transaction. Bonus payments under the Cash Bonus Program, if any, will be made after November 4, 2017.

The Company accounts for the Cash Bonus Program under the liability method in accordance with ASC 718. Because vesting of the bonus pool is dependent upon the attainment of a VWAP of $18.37 or higher over the 20 trading days ending November 4, 2017, the Cash Bonus Program will be considered to be subject to a “market condition” for the purposes of ASC 718. ASC 718 requires the impact of the market condition to be considered when estimating the fair value of the bonus pool. As a result, the Monte Carlo simulation model is applied and the fair value is revalued at each reporting period. As of December 31, 2015 and December 31, 2014, the estimated fair value was $6.0 million and $1.6 million, respectively. For the years ended December 31, 2015 and 2014, the Company recorded $2.2 million and $0.1 million, respectively, of expense related to the Cash Bonus Program. The most significant valuation assumptions used as of December 31, 2015 include:

•	Valuation Date Stock Price - $21.67.
•

Expected Volatility - The expected volatility assumption of 74.83% is based on the Company’s historical volatility over the 1.84 year period ending December 31, 2015, based upon daily stock price observations.

•	Risk Free Rate – 1.00%, which is based upon the yield on U.S. Treasury Separate Trading of Registered Interest and Principal Securities with a remaining term of 1.84 years as of December 31, 2015.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended
	December 31,
	2015	2014	2013
Share-based compensation expense:
Research and development	$6,590	$1,515	$1,054
Sales and marketing	23,062	4,174	1,465
General and administrative	56,134	7,509	2,495
Total share-based compensation expense	$85,786	$13,198	$5,014

For the year ended December 31, 2015, no income tax benefit was recognized relating to share-based compensation expense. As of December 31, 2015, the Company estimates that pre-tax unrecognized compensation expense of $298.2 million for all unvested share-based awards, including both stock options and restricted stock units, will be recognized through the third quarter of 2019. The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

NOTE 21 – INCOME TAXES

The Company’s (loss) income before benefit for income taxes by jurisdiction for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Ireland	$(10,746)	$22,164	$—
United States	(198,442)	(275,080)	(139,347)
Other foreign	76,476	(16,771)	(10,779)
(Loss) income before benefit for income taxes	$(132,712)	$(269,687)	$(150,126)

The components of the (benefit) provision for income taxes were as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Current provision
Ireland	$1,924	$—	$—
U.S. - Federal and State	6,355	815	4
Other foreign	328	55	43
Total current provision	8,607	870	47
Deferred benefit
Ireland	$(5,623)	$—	$—
U.S. - Federal and State	(175,228)	(3,860)	—
Other foreign	—	(3,094)	(1,168)
Total deferred benefit	(180,851)	(6,954)	(1,168)
Total (benefit) provision for income taxes	$(172,244)	$(6,084)	$(1,121)

Total benefit for income taxes was $172.2 million, $6.1 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The current tax provision of $8.6 million for the year ended December 31, 2015 was primarily attributable to U.S. state income tax liabilities, provisions for uncertain tax positions and the U.S. Federal alternative minimum tax. The deferred tax benefit of $180.9 million for the year ended December 31, 2015 resulted primarily from the release of valuation allowances in the United States in the second quarter of 2015 following the Company’s acquisition of Hyperion. In connection with that acquisition, the Company recorded significant purchase accounting deferred tax liabilities in the United States related to certain acquired intangible assets. These acquisition deferred tax liabilities exceeded the historical deferred tax asset position of the Company, which resulted in the release of the majority of the Company’s U.S. valuation allowances. Other drivers of the tax benefit were the foreign rate differential of pre-tax book income and permanent tax differences as well as the benefit realized on the notional interest deduction.

A reconciliation between the Irish rate for 2015 and 2014 and the U.S. federal statutory income tax rate for 2013, respectively, and the Company’s effective tax is as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Irish income tax statutory rate (12.5%)	$(16,586)	$(33,711)	$—
U.S. federal income tax at statutory rate (35.0%)	—	—	(52,543)
Bargain purchase gain	—	(5,542)	—
Transaction costs	3,109	5,402	—
Excise tax	—	3,911	—
Share-based compensation	3,776	1,460	1,107
Foreign tax rate differential	(30,348)	(64,675)	2,019
Change in valuation allowance	(106,834)	7,360	23,921
Derivative liability	—	75,248	24,255
Notional interest deduction	(22,848)	(2,149)	—
Interest expense on convertible debt inducements	(1,218)	(4,789)	—
Book loss on debt extinguishment	6,396	10,286	—
Uncertain tax positions	3,012	(491)	—
Change in U.S. state effective tax rate	(9,061)	—	—
Disallowed interest	2,139	—	—
Disqualified compensation expense	3,949	30	—
Tax charges on intragroup profit	(9,955)	—	—
U.S. state income taxes	1,002	272	—
Other, net	1,223	1,304	120
Benefit for income taxes	$(172,244)	$(6,084)	$(1,121)
Effective income tax rate	129.8%	2.3%	0.7%

The overall effective tax rate benefit for 2015 of 129.8% was a higher benefit rate than the Irish statutory rate of 12.5% primarily due to the release of valuation allowances in the United States, the benefit realized on the foreign rate differential and the change in the notional interest deduction. During the year ended December 31, 2014, the Company released a portion of its valuation allowances as a result of the Vidara Merger. In connection with the Vidara Merger, the Company recorded additional deferred tax liabilities related to certain acquired assets. Accordingly, the Company recorded a net benefit for income taxes of $3.0 million for the release of its valuation allowances during the third quarter of 2014. In addition, the Company eliminated its deferred tax liability of $3.0 million at its Swiss subsidiary related to the intercompany sale of intellectual property in the fourth quarter of 2014. The increase in the effective tax rate benefit in 2015 compared to 2014 was largely attributable to the 2015 release of valuation allowances in the United States and the benefit realized on losses tax affected at a higher statutory rate than the Irish statutory rate of 12.5%.

The Company accounts for income taxes based upon an asset and liability approach.  Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for future taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the period in which the change is enacted.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The new guidance has been adopted on a retrospective basis by the Company for the year ended December 31, 2015, as described in Note 2.

The tax effects of the temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities, before jurisdictional netting, are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$95,401	$103,378
Capital loss carryforwards	14,843	1,804
Alternative minimum tax credit	3,157	820
U.S. federal and state credits	25,739	—
Accrued compensation	39,951	6,397
Accruals and reserves	5,829	4,952
Contingent royalties	41,544	14,495
Intercompany interest	51,919	—
Other	3,813	—
Total deferred tax assets	282,196	131,846
Valuation allowance	(31,310)	(111,555)
Deferred tax assets, net of valuation allowance	250,886	20,291
Deferred tax liabilities:
Acquisition liabilities	$—	$3,068
Debt discount	26,424	4,791
Interest expense on convertible debt inducements	—	3,306
Intangible assets	335,584	7,137
Other	—	1,989
Total deferred tax liabilities	362,008	20,291
Net deferred income tax liability	$111,122	$—

As of December 31, 2015, the Company had net operating loss carryforwards of approximately $200.8 million for U.S. federal, $274.9 million for various states and $96.6 million for non-U.S. losses. These are available to reduce future taxable income, if any, in the jurisdiction in which the net operating losses have been generated. Net operating loss carryforwards for U.S. federal income tax purposes have a 20-year carryforward life and the earliest layers will begin to expire in 2031. U.S. state net operating losses will begin to expire starting in 2016 for the earliest net operating loss layers. Swiss net operating loss carryovers have a 7-year carryforward life and the earliest layers will begin to expire in 2016 absent sufficient taxable income to fully utilize the losses carried forward. Irish net operating losses are carried forward indefinitely and therefore have no expiration. Utilization of the net operating loss carryforwards may be subject to annual limitations as prescribed by U.S. federal and state statutory provisions.  The imposition of the annual limitations may result in the expiration of net operating loss carryforwards in acceleration of the carryforward period allowed under statute.

Utilization of certain net operating loss carryforwards in the United States is subject to an annual limitation due to ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code. The Company continues to carry forward the annual limitation established from the ownership change date of September 19, 2014 resulting from the Vidara Merger. The Company estimates an annual limitation of $89.5 million from the year 2016 until 2031. The Company also continues to be limited under the annual limitation of $19.6 million for 2016, $14.7 million for 2017 and $7.7 million from the year 2018 until 2028 on certain net operating losses generated before an August 2, 2012 ownership change date. The U.S. federal net operating loss carryforward limitation is cumulative such that any use of the carryforwards below the limitation in a particular tax year will result in a corresponding increase in the limitation for the subsequent tax year.

At December 31, 2015, the Company had $32.4 million and $1.6 million of U.S. federal and state income tax credits, respectively, to reduce future tax liabilities. The federal income tax credits consisted primarily of orphan drug credits, research and development credits and alternative minimum tax credits. The U.S. state income tax credits consisted primarily of California research and development credits and the Illinois Economic Development for a Growing Economy (“EDGE”) tax credit. Both the U.S. federal orphan drug credits and research and development credits have a 20-year carryforward life. The U.S. federal orphan drug credits will begin to expire in 2029 and the U.S. federal research and development credits will begin to expire in 2027. The U.S. federal alternative minimum tax credit and California research and development credits have indefinite lives and therefore are not subject to expiration. The Illinois EDGE credit has a 5-year carryforward life following the year of generation and will therefore begin to expire in 2019.

For the year ended December 31, 2015, the Company had $19.0 million of excess tax benefits from share-based compensation. Under the with-and-without approach, there is no benefit recognized as a result of share-based compensation deductions and the tax benefit of the $19.0 million of excess tax benefit is not recognized in the balance sheet.

A reconciliation of the beginning and ending amounts of valuation allowances for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

Valuation allowances at December 31, 2012	$(95,970)
Increase for 2013 activity	(32,452)
Valuation allowances at December 31, 2013	$(128,422)
Decrease for 2014 activity	17,166
Release of valuation allowances	6,478
Additions to valuation allowances due to acquisitions	(6,777)
Valuation allowances at December 31, 2014	$(111,555)
Increase for 2015 activity	(37,569)
Release of valuation allowances	117,814
Valuation allowances at December 31, 2015	$(31,310)

Deferred tax valuation allowances decreased by $80.2 million and $16.9 million during the years ended December 31, 2015 and 2014, respectively, and increased by $32.5 million during the year ended December 31, 2013. For the year ended December 31, 2015, the increase in valuation allowances resulted from capital loss carryforwards generated by the restructure of the Company’s Swiss subsidiary, and a capital loss recognized on the sale of long-term investments. As capital losses can only be offset by capital gains, and capital losses can only be carried forward for 5 years, the Company believes that the benefit of the capital losses may not be realized in the foreseeable future. The Company released valuation allowances as a result of the Hyperion acquisition in the second quarter of 2015, as discussed above.

No provision has been made for income taxes on undistributed earnings of subsidiaries because it is the Company’s intention to indefinitely reinvest undistributed earnings of its subsidiaries. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, the Company may be liable for income taxes. The unremitted earnings of the Company as of December 31, 2015 were $279.6 million, and the Company estimates tax on unremitted earnings to be $48.0 million.

The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken, or are expected to be taken, on an income tax return. The changes in the Company's uncertain income tax positions for the years ended December 31, 2015, 2014 and 2013, excluding interest and penalties, consisted of the following (in thousands):

	For the Years Ended
	December 31,
	2015	2014
Beginning balance – uncertain tax positions	$775	$491
Tax positions in the year:
Additions	2,604	—
Acquired uncertain tax positions	6,433	775
Tax positions related to prior years:
Reductions	—	(491)
Ending balance – uncertain tax positions	$9,812	$775

For the year ended December 31, 2015, the acquired uncertain tax positions were a result of the Hyperion acquisition. The additions to uncertain tax positions primarily resulted from the uncertainty around the utilization of Irish net operating losses. In the Company’s consolidated balance sheet, uncertain tax positions of $5.1 million were included in other long-term liabilities and an additional $5.1 million was offset against deferred tax assets, net, in accordance with ASC 740-10-25-16.

Penalties of $0.1 million and interest of $0.3 million are included in the balance of the uncertain tax positions at December 31, 2015, and there were no penalties or interest included in the balance of uncertain tax positions at December 31, 2014. The Company classifies interest and penalties with respect to income tax liabilities as a component of income tax expense. The Company assessed that its liability for uncertain tax positions will not significantly change within the next twelve months. If these uncertain tax positions are released, the impact on the Company’s tax provision would be a benefit of $10.2 million, including interest and penalties.

The Company files income tax returns in Ireland, in the United States for federal and various states, as well as in certain other non-U.S. jurisdictions. At December 31, 2015, all open tax years in U.S. federal and certain state jurisdictions date back to 2005 due to the taxing authorities’ ability to adjust operating loss carryforwards. In Ireland the statute of limitations expires 5 years from the end of the tax year or 4 years from the time a tax return is filed, whichever is later. Therefore the earliest open year subject to examination is 2011 with the lapse of statute occurring in 2016. No changes in settled tax years have occurred to date. The Company is not currently under any income tax examinations.

NOTE 22 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) retirement savings plan covering all of its U.S. employees, whereby an eligible employee may elect to contribute a portion of his or her salary on a pre-tax basis, subject to applicable federal limitations. The Company is not required to make any discretionary matching of employee contributions. Beginning in 2014, the Company made a matching contribution generally equal to 50% of each employee’s elective contribution to the plan of up to six percent of the employee’s eligible pay with a 20% graded vesting over five years. For the years ended December 31, 2015 and 2014, the Company recorded defined contribution expense of $2.1 million and $0.8 million, respectively. The Company did not record any expense under the plan for the year ended December 31, 2013.

The Company’s wholly-owned subsidiary, Horizon Pharma Switzerland GmbH, sponsors a defined benefit savings plan covering all of its employees in Switzerland. The Company’s wholly-owned subsidiary, Horizon Pharma GmbH, sponsors a defined contribution plan for its employees in Germany. For the years ended December 31, 2015, 2014 and 2013, the Company recognized expenses of $0.1 million each year, under these plans.

The Company’s wholly-owned subsidiary, Horizon Pharma Services Limited, sponsors a defined contribution plan covering all of its employees in Ireland. For the year ended December 31, 2015, the Company recognized expenses of $0.2 million, under this plan. No expense was recorded in 2014 and 2013, as the entity became part of the consolidated group as a result of the Vidara Merger in September 2014.

The Company has a non-qualified deferred compensation plan for executives, which was established in April 2015. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of December 31, 2015, the deferred compensation plan liabilities totaled $0.8 million and are included in “other long-term liabilities” in the consolidated balance sheet. The Company held funds of approximately $0.8 million in an irrevocable grantor's rabbi trust as of December 31, 2015, related to this plan. Rabbi trust assets are classified as available-for-sale marketable securities and are included in “other current assets” in the consolidated balance sheets. Unrealized gains and losses on these marketable securities are included in “other income” in the consolidated statements of comprehensive income (loss).

NOTE 23 – SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

2015	First	Second	Third	Fourth
Net sales	$113,141	$172,821	$226,544	$244,538
Gross profit	84,288	110,995	165,294	176,965
Operating income (loss)	4,764	(33,173)	45,732	38,049
Net (loss) income	(19,553)	31,814	3,277	23,994
Net (loss) income per ordinary share - basic	$(0.16)	$0.21	$0.02	$0.15
Net (loss) income per ordinary share - diluted	$(0.16)	$0.20	$0.02	$0.15

2014	First	Second	Third	Fourth
Net sales	$51,926	$66,062	$75,126	$103,841
Gross profit	44,307	41,252	61,482	71,161
Operating income (loss)	1,587	(7,100)	(11,961)	8,983
Net (loss) income	(206,250)	(27,769)	2,063	(31,647)
Net (loss) income per ordinary share - basic and diluted	$(3.07)	$(0.38)	$0.03	$(0.27)

NOTE 24 – SUBSEQUENT EVENTS

On January 13, 2016, the Company completed its acquisition of Crealta for approximately $510 million in cash. Crealta is a specialty pharmaceutical company focused on innovative therapeutics designed to improve patient outcomes, and marketed KRYSTEXXA and MIGERGOT. In connection with the Crealta acquisition, the Company incurred $1.9 million of transaction fees for legal, advisory and other fees during the year ended December 31, 2015. The final determination of the purchase price allocation is expected to be completed as soon as practicable. Due to the limited time between the acquisition date and the filing of this Annual Report on Form 10-K, it is not practicable for the Company to disclose: (i) the allocation of purchase price to assets acquired and liabilities assumed as of the date of close, and (ii) pro forma revenues and earnings of the combined company for the year ended December 31, 2015.

HORIZON PHARMA PLC

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Each of the Three Fiscal Years Ended December 31, 2015, 2014 and 2013:

			Additions
	Balance at		Charged to	Deductions	Balance at
Valuation and Qualifying Accounts	beginning		costs and	from	end of
(in thousands)	of period	Acquisitions	expenses	reserves	period
Year ended December 31, 2015:
Allowance for discounts and returns	$4,483	$236	$55,702	$(45,457)	$14,964
Allowance for slow moving and obsolete inventory	842	—	1,189	(1,030)	1,001
Deferred tax asset valuation allowances	111,555	—	37,569	(117,814)	31,310

Year ended December 31, 2014:
Allowance for discounts and returns	431	—	18,254	(14,202)	4,483
Allowance for slow moving and obsolete inventory	365	—	1,195	(718)	842
Deferred tax asset valuation allowances	128,422	6,777	—	(23,644)	111,555

Year ended December 31, 2013:
Allowance for discounts and returns	77	—	3,270	(2,916)	431
Allowance for slow moving and obsolete inventory	333	—	512	(480)	365
Deferred tax asset valuation allowances	95,970	—	32,452	—	128,422

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(15)

Transaction Agreement and Plan of Merger, dated March 18, 2014, by and among Horizon Pharma, Inc., Vidara Therapeutics Holdings LLC, Vidara Therapeutics International Ltd. (now known as Horizon Pharma Public Limited Company), Hamilton Holdings (USA), Inc. and Hamilton Merger Sub, Inc.†

2.2(17)	First Amendment to Transaction Agreement and Plan of Merger, dated June 12, 2014, by and between Horizon Pharma, Inc. and Vidara Therapeutics Holdings LLC.

2.3(25)	Agreement and Plan of Merger, dated March 29, 2015, by and among Horizon Pharma, Inc., Ghrian Acquisition Inc. and Hyperion Therapeutics, Inc.†

2.4**	Agreement and Plan of Merger, dated December 10, 2015, by and among Horizon Pharma USA, Inc., HZNP Limited, Criostail LLC, Crealta Holdings LLC and the other parties thereto.††

3.1(20)	Memorandum and Articles of Association of Horizon Pharma Public Limited Company.

4.1(3)***

Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.2(6)***	Form of Warrant issued by Horizon Pharma, Inc. in Public Offering of Units.

4.3(24)	Indenture, dated March 13, 2015, by and among Horizon Pharma Public Limited Company, Horizon Pharma Investment Limited and U.S. Bank National Association.

4.4(24)	Form of 2.50% Exchangeable Senior Note due 2022 (included in Exhibit 4.3).

4.5(19)	Indenture, dated April 29, 2015, by and between Horizon Pharma Financing Inc. and U.S. Bank National Association.

4.6(19)	Form of 6.625% Senior Note due 2023 (included in Exhibit 4.5).

4.7(18)	First Supplemental Indenture, dated May 7, 2015, by and among Horizon Pharma Public Limited Company, certain subsidiaries of Horizon Pharma Public Limited Company and U.S. Bank National Association.

10.1(20)	Form of Indemnification Agreement entered into by and between Horizon Pharma Public Limited Company and certain of its directors, officers and employees.

10.2(20)	Form of Indemnification Agreement entered into by and between Horizon Pharma, Inc. and certain directors, officers and employees of Horizon Pharma Public Limited Company.

10.3+	Horizon Pharma Public Limited Company Non-Employee Director Compensation Policy, as amended.

10.4+(1)***	Horizon Pharma, Inc. 2005 Stock Plan and Form of Stock Option Agreement thereunder.

10.5+(11)***	Horizon Pharma, Inc. 2011 Equity Incentive Plan, as amended, and Form of Option Agreement and Form of Stock Option Grant Notice thereunder.

10.6+(1)***	Horizon Pharma, Inc. 2011 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.7+(7)

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

10.9+(21)	Horizon Pharma Public Limited Company 2014 Employee Share Purchase Plan.

10.10*(1)	Development and License Agreement, dated August 20, 2004, by and among Horizon Pharma Switzerland GmbH (formerly known as Horizon Pharma AG), Jagotec AG and SkyePharma AG.

Exhibit Number	Description of Document

10.11*(1)	Amendment to Development and License Agreement, dated August 3, 2007, by and among Horizon Pharma Switzerland GmbH (formerly known as Horizon Pharma AG), Jagotec AG and SkyePharma AG.

10.12*(1)	Manufacturing and Supply Agreement, dated August 3, 2007, by and between Horizon Pharma Switzerland GmbH (formerly known as Horizon Pharma AG) and Jagotec AG.

10.13+(1)	Form of Employee Proprietary Information and Inventions Agreement.

10.14+(1)	Amended and Restated Executive Employment Agreement, dated July 27, 2010, by and between Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Timothy P. Walbert.

10.15+(1)	Amended and Restated Executive Employment Agreement, dated July 27, 2010, by and between Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Jeffrey W. Sherman, M.D. FACP.

10.16*(1)	Amendment to Manufacturing and Supply Agreement, dated March 4, 2011, by and between Horizon Pharma Switzerland GmbH (formerly known as Horizon Pharma AG) and Jagotec AG.

10.17*(1)	Manufacturing and Supply Agreement, dated May 25, 2011, by and between Horizon Pharma USA, Inc. and Sanofi-Aventis U.S. LLC.

10.18*(1)	Sales Contract, dated July 1, 2010, by and between Horizon Pharma USA, Inc. and BASF Corporation.

10.19*(10)	Amendment to Manufacturing and Supply Agreement, effective as of September 25, 2013, by and between Horizon Pharma USA, Inc. and Sanofi-Aventis U.S. LLC.

10.20+(5)	Amended and Restated Severance Benefit Plan Dated March 1, 2012.

10.21*(10)	License Agreement, dated August 21, 2013, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc., Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.

10.22*(16)	License Agreement, dated November 22, 2013, by and between Horizon Pharma USA, Inc. and AstraZeneca AB.

10.23*(16)	Amended and Restated Collaboration and License Agreement for the United States, dated November 18, 2013, by and between Horizon Pharma USA, Inc. and POZEN Inc.

10.24*(14)	Amendment No. 1 to Amended and Restated Collaboration and License Agreement for the United States, dated November 18, 2013, by and between Horizon Pharma USA, Inc. and POZEN Inc.

10.25*(14)	Letter Agreement, dated November 18, 2013, by and among Horizon Pharma USA, Inc., AstraZeneca AB and POZEN Inc.

10.26*(16)	Master Manufacturing Services Agreement, dated October 31, 2013, by and between Horizon Pharma, Inc. and Patheon Pharmaceuticals, Inc.

10.27+(13)	First Amendment to Amended and Restated Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Timothy P. Walbert.

10.28+(13)	First Amendment to Amended and Restated Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Jeffrey W. Sherman, M.D., FACP.

10.29+(14)	Executive Employment Agreement, effective March 5, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Robert F. Carey.

10.30+(17)	Executive Employment Agreement, effective June 23, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Paul W. Hoelscher.

10.31*(23)	Supply Agreement, dated October 17, 2014, by and between Horizon Pharma Ireland Limited and Nuvo Research Inc.

10.32(22)	Lease, dated November 4, 2014, by and among Horizon Pharma Public Limited Company, Horizon Pharma Services Limited and John Ronan and Castle Cove Property Developments Limited.

Exhibit Number	Description of Document

10.33*(22)	Consolidated Supply Agreement, dated July 31, 2013, by and between Vidara Therapeutics Research Limited and Boehringer Ingelheim RCV GmbH & Co KG.

10.34*(22)	License Agreement for Interferon Gamma, dated May 5, 1998, by and between Genentech, Inc. and Connetics Corporation.

10.35(22)	Amendment No. 1 to License Agreement for Interferon Gamma, dated December 28, 1998, by and between Genentech, Inc. and Connetics Corporation.

10.36*(22)	Amendment No. 2 to License Agreement for Interferon Gamma, dated January 15, 1999, by and between Genentech, Inc. and Connetics Corporation.

10.37*(22)	Amendment No. 3 to License Agreement for Interferon Gamma, dated April 27, 1999, by and between Genentech, Inc. and Connetics Corporation.

10.38(22)	Consent to Assignment Agreement, dated June 23, 2000 (Amendment No. 4), by and among Genentech, Inc., Connetics Corporation and InterMune Pharmaceuticals, Inc.

10.39(22)	Amendment No. 5 to License Agreement for Interferon Gamma, dated January 25, 2001, by and between Genentech, Inc. and InterMune Pharmaceuticals, Inc.

10.40*(22)	Amendment No. 6 to License Agreement for Interferon Gamma, dated February 27, 2006, by and between Genentech, Inc. and InterMune, Inc.

10.41*(22)	Amendment No. 7 to License Agreement for Interferon Gamma, dated December 17, 2013, by and between Genentech, Inc. and Vidara Therapeutics International Public Limited Company.

10.42+(22)	Consulting Agreement, dated March 18, 2014 between Horizon Pharma USA, Inc. and Virinder Nohria.

10.43+(22)	Executive Employment Agreement, effective September 18, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Barry Moze.

10.44+(22)	Horizon Pharma Public Limited Company Cash Long Term Incentive Program.

10.45+(2)	Horizon Pharma, Inc. Deferred Compensation Plan.

10.46+(2)	Horizon Pharma Public Limited Company Equity Long Term Incentive Program.

10.47+(2)	Executive Employment Agreement, dated May 7, 2015, by and among Horizon Pharma Inc., Horizon Pharma USA, Inc. and Brian Beeler.

10.48+(2)	Executive Employment Agreement, dated May 7, 2015, by and among Horizon Pharma Inc., Horizon Pharma USA, Inc. and John Thomas.

10.49(18)

Credit Agreement, dated May 7, 2015, by and among Horizon Pharma, Inc., as borrower, Horizon Pharma Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.

10.50*(9)	Confidential Settlement and License Agreement, dated May 6, 2015, by and among Horizon Pharma Ireland Limited, HZNP Limited, Horizon Pharma USA, Inc., Perrigo Company and Paddock Laboratories, LLC.

10.51*(12)	Amended and Restated Collaboration Agreement, dated March 22, 2012, by and among Hyperion Therapeutics, Inc. and Ucyclyd Pharma, Inc.

10.52*(12)	License Agreement, dated April 16, 1999, by and among Saul Brusilow, M.D., Brusilow Enterprises, Inc. and Medicis Pharmaceutical Corporation.

10.53*(12)

Settlement Agreement and First Amendment to License Agreement, dated August 21, 2007, by and among Saul Brusilow, M.D., Brusilow Enterprises, Inc., Medicis Pharmaceutical Corporation and Ucyclyd Pharma, Inc.

10.54(4)	Distribution Services Agreement, dated February 14, 2013, by and between Hyperion Therapeutics, Inc. and ASD Healthcare, a division of ASD Specialty Healthcare, Inc.

10.55(4)	First Amendment to Distribution Services Agreement, effective as of June 1, 2013, by and between Hyperion Therapeutics, Inc. and ASD Healthcare, a division of ASD Specialty Healthcare, Inc.

Exhibit Number	Description of Document

10.56(9)	Third Amendment to Distribution Services Agreement, effective as of February 14, 2015, by and between Hyperion Therapeutics, Inc. and ASD Healthcare, a division of ASD Specialty Healthcare, Inc.

10.57+(8)	Horizon Pharma Public Limited Company Director Share Clog Program Trust Deed and Form of Clog Letter.

10.58+(8)	Executive Employment Agreement, dated August 6, 2015, by and among Horizon Pharma Inc., Horizon Pharma USA, Inc. and George P. Hampton.
10.59**(8)

Confidential Settlement and License Agreement, dated September 9, 2015, by and among Horizon Pharma Ireland Limited, HZNP Limited, Horizon Pharma USA, Inc., Taro Pharmaceuticals USA, Inc. and Taro Pharmaceuticals Industries, Ltd.

10.60**

License and Settlement Agreement, dated October 1, 2015, by and among Horizon Pharma Switzerland GmbH (formerly known as Horizon Pharma AG), Jagotec AG and Actavis Laboratories FL, Inc. (formerly known as Watson Laboratories, Inc.).

10.61**

License Agreement, dated August 12, 1998, by and among Mountain View Pharmaceuticals, Inc., Duke University and Crealta Pharmaceuticals LLC (as successor in interest to Bio-Technology General Corporation), as amended November 12, 2001, August 30, 2010, March 12, 2014 and July 16, 2015.

10.62**

Commercial Supply Agreement, dated March 20, 2007, by and between Crealta Pharmaceuticals LLC (as successor in interest to Savient Pharmaceuticals, Inc.) and Bio-Technology General (Israel) Ltd., as amended September 24, 2007, January 24, 2009, July 1, 2010 and March 21, 2012.

10.63**	Supply Agreement, dated August 3, 2015, by and between NOF Corporation and Crealta Pharmaceuticals LLC.

10.64

Sublease, dated August 21, 2015, by and between Solo Cup Operating Corporation and Horizon Pharma USA, Inc. and Sublease Consent and Recognition Agreement, dated October 2, 2015, by and among Lake Forest Landmark II, LLC, Solo Cup Operating Corporation and Horizon Pharma USA, Inc.

10.65*(12)	Asset Purchase Agreement, dated March 22, 2012, by and between Hyperion Therapeutics, Inc. and Ucyclyd Pharma, Inc.
10.66**	Amendment No. 1 to Supply Agreement, dated February 4, 2016, by and between Horizon Pharma Ireland Limited and Nuvo Research Inc.

10.67+	Executive Employment Agreement, effective as of January 1, 2016, by and between Horizon Pharma Services Limited and David G. Kelly.

10.68**

Commercial Supply Agreement, dated October 16, 2008, by and between Sigma-Tau PharmaSource, Inc. (as successor in interest to Enzon Pharmaceuticals, Inc.) and Crealta Pharmaceuticals LLC (as successor in interest to Savient Pharmaceuticals, Inc.), as amended October 5, 2009, October 22, 2009 and July 29, 2014.

21.1	Subsidiaries of Horizon Pharma Public Limited Company.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description of Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Horizon Pharma Public Limited Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

††

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Horizon Pharma Public Limited Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, that Horizon Pharma Public Limited Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule so furnished.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
***	Indicates an instrument, agreement or compensatory arrangement or plan assumed by Horizon Pharma Public Limited Company in the merger and no longer binding on Horizon Pharma, Inc.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended.
(2)	Incorporated by reference to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015.
(3)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(4)	Incorporated by reference to Horizon Pharma Public Limited Company’s Amendment No. 1 to Quarterly Report on Form 10-Q, filed on November 6, 2015.
(5)	Incorporated by reference to Horizon Pharma, Inc.’s Annual Report on Form 10-K, filed on March 23, 2012.
(6)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.
(7)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 7, 2015.
(8)	Incorporated by reference to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 6, 2015.
(9)	Incorporated by reference to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2015.
(10)	Incorporated by reference to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on November 8, 2013.
(11)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on July 2, 2014.
(12)	Incorporated by reference to Hyperion Therapeutics, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed on May 24, 2012.
(13)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on January 16, 2014.
(14)	Incorporated by reference to Horizon Pharma, Inc.’s Annual Report on Form 10-K, filed on March 13, 2014.
(15)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 20, 2014.
(16)	Incorporated by reference to Horizon Pharma, Inc.’s Amendment No.1 to Annual Report on Form 10-K, filed on May 23, 2014.
(17)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014.

(18)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 11, 2015.
(19)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on April 29, 2015.
(20)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on September 19, 2014.
(21)	Incorporated by reference to Horizon Pharma Public Limited Company’s Registration Statement on Form S-8, filed on September 22, 2014.
(22)	Incorporated by reference to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015.
(23)	Incorporated by reference to Horizon Pharma Public Limited Company’s Amendment No. 2 to Annual Report on Form 10-K, filed on April 10, 2015.
(24)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on March 13, 2015.
(25)	Incorporated by reference to Horizon Pharma Public Limited Company’s Amendment No. 1 to Current Report on Form 8-K, filed on April 9, 2015.