Form 10-Q
period 2016-03-31
Horizon Pharma plc
filed 2016-05-09
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of April 29, 2016: 160,356,705.

HORIZON PHARMA PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of	As of
	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$385,853	$859,616
Restricted cash	2,778	1,860
Accounts receivable, net	290,289	210,437
Inventories, net	180,202	18,376
Prepaid expenses and other current assets	17,482	15,858
Total current assets	876,604	1,106,147
Property and equipment, net	18,581	14,020
Developed technology, net	1,976,902	1,609,049
In-process research and development	66,000	66,000
Other intangible assets, net	6,858	7,061
Goodwill	255,602	253,811
Deferred tax assets, net	4,347	2,278
Other assets	600	222
TOTAL ASSETS	$3,205,494	$3,058,588
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt—current portion	$4,000	$4,000
Accounts payable	69,671	16,590
Accrued expenses	89,140	100,046
Accrued trade discounts and rebates	224,370	183,769
Accrued royalties—current portion	54,588	51,700
Deferred revenues—current portion	1,155	1,447
Total current liabilities	442,924	357,552
LONG-TERM LIABILITIES:
Exchangeable notes, net	$286,558	$282,889
Long-term debt, net, net of current	849,622	849,867
Accrued royalties, net of current	172,445	123,519
Deferred revenues, net of current	8,579	8,785
Deferred tax liabilities, net	133,648	113,400
Other long-term liabilities	19,749	9,431
Total long-term liabilities	1,470,601	1,387,891
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 300,000,000 shares authorized; 160,634,955 and 160,069,067 shares issued at March 31, 2016 and December 31, 2015, respectively, and 160,250,589 and 159,684,701 shares outstanding at March 31, 2016 and December 31, 2015, respectively	$16	$16
Treasury stock, 384,366 ordinary shares at March 31, 2016 and December 31, 2015	(4,585)	(4,585)
Additional paid-in capital	2,026,029	2,001,552
Accumulated other comprehensive loss	(2,898)	(2,651)
Accumulated deficit	(726,593)	(681,187)
Total shareholders’ equity	1,291,969	1,313,145
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,205,494	$3,058,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2016	2015
Net sales	$204,690	$113,141
Cost of goods sold	77,233	28,853
Gross profit	127,457	84,288
OPERATING EXPENSES:
Research and development	12,722	6,181
Sales and marketing	75,544	47,063
General and administrative	66,395	26,280
Total operating expenses	154,661	79,524
Operating (loss) income	(27,204)	4,764
OTHER EXPENSE, NET:
Interest expense, net	(19,458)	(10,032)
Foreign exchange loss	(173)	(837)
Loss on induced conversion of debt and debt extinguishment	—	(10,544)
Other expense, net	(14)	(991)
Total other expense, net	(19,645)	(22,404)
Loss before (benefit) expense for income taxes	(46,849)	(17,640)
(BENEFIT) EXPENSE FOR INCOME TAXES	(1,443)	1,913
NET LOSS	$(45,406)	$(19,553)
NET LOSS PER ORDINARY SHARE—Basic and diluted	$(0.28)	$(0.16)
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING—Basic and diluted	159,904,416	125,650,593
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(247)	1,864
Other comprehensive (loss) income	(247)	1,864
COMPREHENSIVE LOSS	$(45,653)	$(17,689)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,406)	$(19,553)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	50,642	18,335
Share-based compensation	27,745	6,674
Royalty accretion	9,359	3,044
Loss on induced conversions of debt and debt extinguishment	—	4,848
Amortization of debt discount and deferred financing costs	4,425	2,206
Foreign exchange loss	173	837
Other	—	102
Changes in operating assets and liabilities:
Accounts receivable	(69,838)	(53,443)
Inventories	7,317	3,088
Prepaid expenses and other current assets	(242)	(34,307)
Accounts payable	52,856	(18)
Accrued trade discounts and rebates	40,601	2,188
Accrued expenses and accrued royalties	(23,521)	(6,022)
Deferred revenues	(498)	(26)
Deferred income taxes	(2,657)	1,356
Other non-current assets and liabilities	3,225	(48)
Net cash provided by (used in) operating activities	54,181	(70,739)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(514,814)	—
Purchases of property and equipment	(7,525)	(1,577)
Change in restricted cash	(918)	138
Net cash used in investing activities	(523,257)	(1,439)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Exchangeable Senior Notes	—	388,000
Repayment of the 2015 Term Loan Facility	(1,000)	—
Proceeds from the issuance of ordinary shares in connection with warrant exercises	—	9,924
Proceeds from the issuance of ordinary shares in connection with stock option exercises	919	1,789
Payment of employee withholding taxes relating to share-based awards	(4,185)	(1,215)
Net cash (used in) provided by financing activities	(4,266)	398,498
Effect of foreign exchange rate changes on cash	(421)	(916)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(473,763)	325,404
CASH AND CASH EQUIVALENTS, beginning of the period	859,616	218,807
CASH AND CASH EQUIVALENTS, end of the period	$385,853	$544,211
Supplemental cash flow information:
Cash paid for interest	$9,534	$7,311
Cash paid for income taxes	2,368	1,239
Cash paid for induced conversions and debt extinguishment	—	5,370
Supplemental non-cash flow information:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,851	$1,033
Conversion of Convertible Senior Notes to ordinary shares	—	32,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

On September 19, 2014, the businesses of Horizon Pharma, Inc. (“HPI”) and Vidara Therapeutics International Public Limited Company (“Vidara”) were combined in a merger transaction (the “Vidara Merger”), accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with HPI treated as the acquiring company in the Vidara Merger for accounting purposes. As part of the Vidara Merger, a wholly-owned subsidiary of Vidara merged with and into HPI, with HPI surviving the Vidara Merger as a wholly-owned subsidiary of Vidara. Prior to the Vidara Merger, Vidara changed its name to Horizon Pharma plc (the “Company”). Upon the consummation of the Vidara Merger, the historical financial statements of HPI became the Company’s historical financial statements.

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

On January 13, 2016, the Company completed its acquisition of Crealta Holdings LLC (“Crealta”) for approximately $539.7 million, including cash acquired of $24.9 million. Following the completion of the acquisition, Crealta became a wholly-owned subsidiary of the Company and was renamed as Horizon Pharma Rheumatology LLC.

The unaudited condensed consolidated financial statements presented herein include the results of operations of the acquired businesses from the date of acquisition. See Note 3 for further details of business acquisitions.

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

The Company developed DUEXIS and RAYOS, known as LODOTRA® outside the United States, acquired the U.S. rights to VIMOVO from AstraZeneca AB (“AstraZeneca”) in November 2013, acquired certain rights to ACTIMMUNE as a result of the Vidara Merger in September 2014, acquired the U.S. rights to PENNSAID 2% from Nuvo Research Inc. (“Nuvo”) in October 2014, acquired RAVICTI and BUPHENYL, known as AMMONAPS® in Europe, as a result of the acquisition of Hyperion in May 2015, and acquired KRYSTEXXA and the U.S. rights to MIGERGOT as a result of the acquisition of Crealta in January 2016.

The Company’s medicines are distributed by retail and specialty pharmacies. Part of the Company’s commercial strategy for its primary care and rheumatology business units is to offer physicians the opportunity to have their patients fill prescriptions through pharmacies participating in the Company’s HorizonCares patient access program. This program does not involve the Company in the prescribing of medicines. The purpose of this program is solely to assist in ensuring that, when physicians determine that one of the Company’s medicines offers a potential clinical benefit to their patients and prescribe the medicine for an eligible patient, financial assistance may be available to reduce the commercial patient’s out-of-pocket costs. In the first three months of 2016, this resulted in approximately 96 percent of commercial patients having co-pay amounts of $10 or less when filling prescriptions for the Company’s medicines utilizing its patient access program. For commercial patients who are prescribed the Company’s primary care or rheumatology medicines, the HorizonCares program offers co-pay assistance when a third-party payor covers a prescription but requires an eligible patient to pay a co-pay or deductible, and offers full subsidization when a third-party payor rejects coverage for an eligible patient. For patients who are prescribed the Company’s orphan medicines, the Company’s patient access programs provide reimbursement support, a clinical nurse program, co-pay and other patient assistance. The aggregate commercial value of the Company’s patient access programs for the three months ended March 31, 2016 was $388.6 million. All pharmacies that fill prescriptions for the Company’s medicines are fully independent, including those that participate in HorizonCares. The Company does not own or possess any option to purchase an ownership stake in any pharmacy that distributes its medicines, and the Company’s relationship with each pharmacy is non-exclusive and arm’s length. All of the Company’s sales are processed through pharmacies independent of its business.

The Company has a compliance program in place to address adherence with various laws and regulations relating to its sales, marketing and manufacturing of its medicines, as well as certain third-party relationships, including pharmacies.  Specifically with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in the HorizonCares program, to confirm their activities, adjudication and practices are consistent with the Company’s compliance policies and guidance.

The Company is a public limited company formed under the laws of Ireland. The Company operates through a number of international and U.S. subsidiaries with principal business purposes to either hold intellectual property assets, perform research and development or manufacturing operations, serve as distributors of the Company’s medicines or provide services and financial support to the Company.

Revision of Prior Period Financial Statements

In the course of preparing the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016, the Company determined that there had been an error in the presentation of the line titled “Foreign currency translation adjustments” for the previously reported three months ended March 31, 2015 (the “Affected Financial Statement”). The Affected Financial Statement presented foreign currency translation adjustment of $1,864,000 as a loss rather than income. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that this misstatement was not material, individually or in the aggregate, to any of the prior reporting periods, and therefore, amendment of the previously filed reports was not required. As such, the revision for this correction is reflected in the financial information for the three months ended March 31, 2015 presented in this Form 10-Q and will be reflected in any future filings containing such financial information. The following are selected line items from the Company’s unaudited condensed consolidated statement of comprehensive loss illustrating the effect of the revision (in thousands):

	For the Three Months Ended March 31, 2015
	As reported	As adjusted
Net loss	$(19,553)	$(19,553)
Foreign currency translation adjustments	(1,864)	$1,864
Other comprehensive (loss) income	(1,864)	1,864
Comprehensive loss	$(21,417)	$(17,689)

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Subtopic 606). The new standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. These standards will be effective for the Company beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016 and to annual and interim periods thereafter. Early adoption is permitted. The Company is evaluating the effect of adopting ASU No. 2014-15, but does not expect adoption will have a material impact on the consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, which further clarifies the implementation guidance of ASU No. 2015-03. The amendments in these ASUs are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU No. 2015-03 on January 1, 2016. The following table summarizes the adjustments made to conform prior period classifications as a result of the new guidance (in thousands):

	As of December 31, 2015
	As filed	Reclassification	As adjusted
Other non-current assets	$8,581	$(8,359)	$222
Exchangeable notes, net	(283,675)	786	(282,889)
Long-term debt, net, net of current	(857,440)	7,573	(849,867)

In April 2015, the FASB issued ASU No. 2015-05: Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement which provides guidance on a customer’s accounting for fees paid in a cloud computing arrangement. Under the new standard, customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. The amendments in this ASU, which may be applied prospectively or retrospectively, are effective for annual and interim periods beginning after December 15, 2015. The Company adopted ASU No. 2015-05 on January 1, 2016 and the adoption did not have a material impact on the consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Under this new guidance, entities that measure inventory using any method other than last-in, first-out or the retail inventory method will be required to measure inventory at the lower of cost and net realizable value. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect of adopting ASU No. 2015-11, but does not expect adoption will have a material impact on the consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASC 805”). Under this guidance, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2015. The Company adopted ASU No. 2015-16 on January 1, 2016, and the adoption did not have a material impact on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under ASU No. 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on its consolidated financial statements and related disclosures.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled. The guidance on accounting for an employee’s use of shares to satisfy the statutory income tax withholding obligation and for forfeitures is changing, and the update requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The amendments in this update will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-09 on its consolidated financial statements and related disclosures.

NOTE 2 – NET LOSS PER SHARE

The following table presents basic and diluted net loss per share for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2016	2015
Basic and diluted loss per share calculation:
Net loss	$(45,406)	$(19,553)
Weighted average ordinary shares outstanding	159,904,416	125,650,593
Basic and diluted net loss per share	$(0.28)	$(0.16)

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

The potentially dilutive impact of the Horizon Pharma Investment Limited (“Horizon Investment”), a wholly-owned subsidiary of the Company, March 2015 private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) is determined using a method similar to the treasury stock method. Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash. Instead, the Company is required to increase the diluted EPS denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted EPS purposes, the conversion spread obligation is calculated based on whether the average market price of the Company's ordinary shares over the reporting period is in excess of the exchange price of the Exchangeable Senior Notes. There was no calculated spread added to the denominator for the three months ended March 31, 2016 or 2015.

NOTE 3 – BUSINESS ACQUISITIONS

Crealta Acquisition

On January 13, 2016, the Company completed its acquisition of all the membership interests of Crealta. The acquisition added two medicines, KRYSTEXXA and MIGERGOT, to the Company’s medicine portfolio. The Crealta acquisition further diversified the Company’s portfolio of medicines and aligned with its focus of acquiring value-enhancing, clinically differentiated, long-life medicines that treat orphan diseases. The total consideration for the acquisition was approximately $539.7 million, including cash acquired of $24.9 million, and was composed of the following (in thousands):

Cash	$536,181
Net settlements on the exercise of stock options and unrestricted units	3,526
Total consideration	$539,707

During the three months ended March 31, 2016, the Company incurred $10.1 million in Crealta acquisition-related costs including advisory, legal, accounting, valuation, severance, retention bonuses and other professional and consulting fees and $10.0 million and $0.1 million were accounted for as “general and administrative” and “costs of goods sold”, respectively, in the condensed consolidated statement of comprehensive loss.

Pursuant to ASC 805, the Company accounted for the Crealta acquisition as a business combination using the acquisition method of accounting. Identifiable assets and liabilities of Crealta, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Significant judgment was required in determining the estimated fair values of developed technology intangible assets, inventories and certain other assets and liabilities. Such preliminary valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed are based on reasonable estimates and assumptions. Accordingly, the unaudited purchase price adjustments are preliminary and are subject to further adjustments as additional information becomes available and as additional analyses are performed, and such further adjustments may be material.

The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed by the Company (in thousands):

(Liabilities assumed) and assets acquired:	Allocation
Accounts payable and accrued expenses	$(4,543)
Accrued trade discounts and rebates	(1,424)
Deferred tax liability	(20,835)
Other non-current liability	(6,900)
Contingent royalty liabilities	(51,300)
Cash and cash equivalents	24,893
Accounts receivable	10,014
Inventories	169,054
Prepaid expenses and other current assets	1,382
Developed technology	417,300
Other non-current assets	275
Goodwill	1,791
Fair value of consideration paid	$539,707

Inventories acquired included raw materials, work in process and finished goods. Inventories were recorded at their preliminary estimated fair values. The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. The fair value of work in process has been determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing costs. The fair value of raw materials was estimated to equal the replacement cost. A step up in the value of inventory of $163.6 million was recorded in connection with the acquisition. During the three months ended March 31, 2016, the Company amortized $7.4 million of KRYSTEXXA and MIGERGOT inventory step-up.

Other tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximated their acquisition date fair values.

Other non-current liability represents an assumed $6.9 million probable contingent liability. See Note 12 for further details.

Identifiable intangible assets and liabilities acquired include developed technology and contingent royalties. The preliminary estimated fair values of the developed technology and contingent royalties represent preliminary valuations performed with the assistance of an independent appraisal firm based on management’s estimates, forecasted financial information and reasonable and supportable assumptions.

Developed technology intangible assets reflect the estimated fair value of Crealta’s rights to its currently marketed medicines, KRYSTEXXA and MIGERGOT. The preliminary fair value of developed technology was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for Crealta’s medicines. Indications of value were developed by discounting these benefits to their acquisition-date worth at a discount rate of 27% for KRYSTEXXA and 23% for MIGERGOT. The fair value of the KRYSTEXXA and MIGERGOT developed technologies were capitalized as of the Crealta acquisition date and are subsequently being amortized over approximately 12 and 10 years, respectively, which are the periods in which over 90% of the estimated cash flows are expected to be realized.

The Company has assigned a preliminary fair value to a contingent liability for royalties potentially payable under previously existing agreements related to KRYSTEXXA and MIGERGOT. The royalties for KRYSTEXXA are payable under the terms of a license agreement with Duke University (“Duke”) and Mountain View Pharmaceuticals (“MVP”). See Note 12 for details of the percentages of royalties payable under such agreements. The initial fair value of this liability was $51.3 million and was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rate used was the same as for the fair value of the developed technology.

The preliminary deferred tax liability recorded represents deferred tax liabilities assumed as part of the acquisition, net of deferred tax assets, related to net operating tax loss carryforwards of Crealta.

Goodwill represents the excess of the preliminary acquisition consideration over the estimated fair value of net assets acquired and was recorded in the condensed consolidated balance sheet as of the acquisition date. The Company does not expect any portion of this goodwill to be deductible for tax purposes.

Hyperion Acquisition

On May 7, 2015, the Company completed the acquisition of Hyperion in which it acquired all of the issued and outstanding shares of Hyperion’s common stock for $46.00 per share. The acquisition added two important medicines, RAVICTI and BUPHENYL, to the Company’s medicine portfolio. Through the acquisition, the Company leveraged as well as expanded the existing infrastructure of its orphan disease business. The total consideration for the acquisition was approximately $1.1 billion and was composed of the following (in thousands, except share and per share data):

Fully diluted equity value (21,425,909 shares at $46.00 per share)	$985,592
Net settlements on the exercise of stock options, restricted stock and performance stock units	89,806
Total consideration	$1,075,398

During the three months ended March 31, 2016 and 2015, the Company incurred $0.7 million and $1.9 million, respectively, in Hyperion acquisition-related costs. The costs during the three months ended March 31, 2016 included consulting costs, lease termination charges and other consulting fees, and were accounted for as “general and administrative” expenses in the condensed consolidated statement of comprehensive loss.

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

The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed by the Company (in thousands):

(Liabilities assumed) and assets acquired:	Allocation
Deferred tax liability, net	$(262,732)
Accounts payable	(2,439)
Accrued trade discounts and rebates	(9,792)
Accrued expenses	(7,566)
Contingent royalties	(86,800)
Cash and cash equivalents	53,037
Short-term investments	39,049
Long-term investments	25,574
Accounts receivable, net	11,858
Inventory	13,498
Prepaid expenses and other current assets	2,533
Property and equipment	1,044
Other non-current assets	123
Developed technology	1,044,200
Goodwill	253,811
Fair value of consideration paid	$1,075,398

Inventories acquired included raw materials and finished goods. Inventories were recorded at their current fair values. The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. The fair value of raw materials was estimated to equal the replacement cost. A step up in the value of inventory of $8.7 million was recorded in connection with the acquisition and has subsequently been fully recognized in the condensed consolidated statement of comprehensive loss.

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

The Company has assigned a preliminary fair value to a contingent liability for royalties potentially payable under previously existing agreements related to RAVICTI and BUPHENYL. The royalties are payable under the terms of an asset purchase agreement and an amended and restated collaboration agreement with Ucyclyd Pharma, Inc. (“Ucyclyd”) and a license agreement with Saul W. Brusilow, M.D. and Brusilow Enterprises Inc. (together “Brusilow”). See Note 12 for details of the percentages payable under such agreements. The initial fair value of this liability was $86.8 million and was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rate used was the same as for the fair value of the developed technology.

Deferred tax assets and liabilities arise from acquisition accounting adjustments where book values of certain assets and liabilities differ from their tax bases. Deferred tax assets and liabilities are recorded at the currently enacted rates which will be in effect at the time when the temporary differences are expected to reverse in the country where the underlying assets and liabilities are located. Hyperion’s developed technology as of the acquisition date was located primarily in the United States where a U.S. tax rate of 39% is being utilized and a significant deferred tax liability is recorded. Upon consummation of the Hyperion acquisition, Hyperion became a member of the Company’s U.S. tax consolidation group. As such, its tax assets and liabilities were considered in determining the appropriate amount (if any) of valuation allowances that should be recognized in assessing the realizability of the group’s deferred tax assets. The Hyperion acquisition adjustments resulted in the recognition of significant net deferred tax liabilities. Per ASC Topic 740, Accounting for Uncertainty in Income Taxes, future reversals of existing taxable temporary differences provide objectively verifiable evidence that should be considered as a source of taxable income to realize a tax benefit for deductible temporary differences and carryforwards. Generally, the existence of sufficient taxable temporary differences will enable the use of the tax benefit of existing deferred tax assets. As of the first quarter of 2015, the Company had significant U.S. federal and state valuation allowances. These valuation allowances were released in the second quarter of 2015 to reflect the recognition of Hyperion’s deferred tax liabilities that will provide taxable temporary differences that will be realized within the carryforward period of the Company’s U.S. tax consolidation group’s available net operating losses and other deferred tax assets. Accordingly, the Company recorded an income tax benefit of $105.1 million in the second quarter of 2015 relating to the release of existing U.S. federal and state valuation allowances.

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

Goodwill represents the excess of the preliminary acquisition consideration over the estimated fair value of net assets acquired and was recorded in the condensed consolidated balance sheet as of the acquisition date. The Company does not expect any portion of this goodwill to be deductible for tax purposes.

Pro Forma Information

The following table represents the condensed consolidated financial information for the Company for the three months ended March 31, 2015 on a pro forma basis, assuming that the Crealta and Hyperion acquisitions occurred as of January 1, 2015. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the Crealta and Hyperion acquisitions, and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of definite-lived intangible assets, interest expense, debt discount and deferred financing costs associated with the debt in connection with the acquisitions.

The Company does not believe that the pre-acquisition operating results for Crealta during January 2016 are material to the combined entity and as such the Company did not prepare an unaudited pro forma combined statement of operations for the three months ended March 31, 2016.

Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (in thousands):

	For the Three Months Ended March 31,
	2015
	As reported	Pro forma adjustments	Pro forma
Net sales	$113,141	$40,613	$153,754
Net loss	$(19,553)	$(21,013)	$(40,566)

The Company’s unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2016 include KRYSTEXXA and MIGERGOT net sales as a result of the acquisition of Crealta of $16.2 million and $0.9 million, respectively, and RAVICTI and BUPHENYL net sales as a result of the acquisition of Hyperion of $37.1 million and $3.7 million, respectively. Hyperion and Crealta have been fully integrated into the Company’s business and as a result of these integration efforts, the Company cannot distinguish between these operations and those of the Company’s legacy business.

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

The components of inventories as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$1,719	$6,232
Work-in-process	143,245	631
Finished goods	35,238	11,513
Inventories, net	$180,202	$18,376

Work-in-progress and finished goods at March 31, 2016 included $135.5 million and $20.7 million, respectively, of stepped-up KRYSTEXXA and MIGERGOT inventory. During the three months ended March 31, 2016, the Company amortized $7.4 million of KRYSTEXXA and MIGERGOT inventory step-up.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Medicine samples inventory	$5,154	$4,697
Prepaid co-pay expenses	1,949	1,881
Prepaid software license fees	1,217	1,638
Other prepaid expenses	9,162	7,642
Prepaid expenses and other current assets	$17,482	$15,858

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Machinery and equipment	$2,834	$2,946
Computer equipment	2,797	2,514
Software	7,978	1,360
Leasehold improvements	6,788	1,966
Other	1,634	276
	22,031	9,062
Less accumulated depreciation	(4,693)	(3,791)
Construction in process	160	3,492
Software implementation in process	1,083	5,257
Property and equipment, net	$18,581	$14,020

The Company capitalizes development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.

Software implementation in process as of March 31, 2016 and December 31, 2015 is related to new enterprise resource planning software being implemented by the Company. The software is being implemented on a phased basis starting January 2016 and depreciation is not recorded on capitalized costs relating to a phase which has not yet entered service. Once a particular phase of the project enters service, associated capitalized costs are moved from “software implementation in process” to “software” in the table above, and depreciation commences.

Depreciation expense was $1.0 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of March 31, 2016 was as follows (in thousands):

Balance at December 31, 2015	$253,811
Acquired during the period	1,791
Balance at March 31, 2016	$255,602

In May 2015, the Company recognized goodwill with a preliminary value of $253.8 million in connection with the Hyperion acquisition, which represented the excess of the purchase price over the fair value of the net assets acquired.

In January 2016, the Company recognized goodwill with a preliminary value of $1.8 million in connection with the Crealta acquisition, which represented the excess of the purchase price over the fair value of the net assets acquired.

As of March 31, 2016, there were no accumulated goodwill impairment losses.

Intangible Assets

The Company’s intangible assets consist of developed technology related to ACTIMMUNE, PENNSAID 2%, RAYOS, VIMOVO, RAVICTI, BUPHENYL, KRYSTEXXA and MIGERGOT in the United States, and LODOTRA and AMMONAPS in Europe, as well as in-process research and development (“IPR&D”) and customer relationships for ACTIMMUNE.

In May 2015, in connection with the acquisition of Hyperion, the Company capitalized $1,021.6 million of developed technology related to RAVICTI and $22.6 million of developed technology related to BUPHENYL.

In January 2016, in connection with the acquisition of Crealta, the Company capitalized $392.7 million of developed technology related to KRYSTEXXA and $24.6 million of developed technology related to MIGERGOT.

See Note 3 for further details of intangible assets acquired in business acquisitions.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company does not believe there have been any circumstances or events that would indicate that the carrying value of any of its intangible assets was impaired at March 31, 2016 or December 31, 2015.

As of March 31, 2016 and December 31, 2015, amortizable intangible assets consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$2,209,795	$(232,893)	$1,976,902	$1,792,495	$(183,446)	$1,609,049
Customer relationships	8,100	(1,242)	6,858	8,100	(1,039)	7,061
Total amortizable intangible assets	$2,217,895	$(234,135)	$1,983,760	$1,800,595	$(184,485)	$1,616,110

IPR&D is not amortized until successful completion of the project. IPR&D assets represent capitalized incomplete research projects related to ACTIMMUNE that the Company acquired through a business combination.

Amortization expense for the three months ended March 31, 2016 and 2015 was $49.7 million and $17.7 million, respectively. As of March 31, 2016, estimated future amortization expense was as follows (in thousands):

2016 (April to December)	$152,134
2017	202,946
2018	202,946
2019	189,953
2020	189,735
Thereafter	1,046,046
Total	$1,983,760

NOTE 8 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued wholesaler fees and commercial rebates	$24,482	$21,112
Accrued co-pay and other patient assistance	126,255	114,201
Accrued government rebates and chargebacks	73,633	48,456
Accrued trade discounts and rebates	$224,370	$183,769
Invoiced wholesaler fees and commercial rebates, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	45,263	—
Total customer-related accruals and allowances	$269,633	$183,769

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2015 to March 31, 2016 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2015	$21,112	$114,201	$48,456	$183,769
Current provisions relating to sales in the three months ended March 31, 2016	25,480	388,552	60,286	474,318
Adjustments relating to prior year sales	2,956	—	(2,282)	674
Payments relating to sales in the three months ended March 31, 2016	(7,194)	(224,243)	(17,037)	(248,474)
Payments relating to sales in prior years	(18,334)	(114,189)	(9,555)	(142,078)
Crealta acquisition on January 13, 2016	492	—	932	1,424
Balance at March 31, 2016	$24,512	$164,321	$80,800	$269,633

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Payroll-related expenses	$33,790	$47,205
Consulting and professional services	12,483	17,160
Accrued interest	16,187	10,637
Accrued other	26,680	25,044
Accrued expenses	$89,140	$100,046

Accrued payroll-related expenses at March 31, 2016 include $5.4 million and $3.2 million relating to severance and related employee costs as a result of the Hyperion and Crealta acquisitions, respectively. The Company anticipates that a significant amount of Hyperion and Crealta acquisition-related accrued expenses will be paid by the end of the second quarter of 2016 and the first quarter of 2017, respectively.

NOTE 10 – ACCRUED ROYALTIES

Changes in the liability for royalties during the three months ended March 31, 2016 consisted of the following (in thousands):

Balance as of December 31, 2015	$175,219
Assumed KRYSTEXXA and MIGERGOT accrued royalties	99
Assumed KRYSTEXXA and MIGERGOT contingent royalty liabilities	51,300
Royalty payments	(8,944)
Accretion expense	9,359
Balance as of March 31, 2016	227,033
Less: Current portion	(54,588)
Accrued royalties, net of current	$172,445

The Company did not record any remeasurements of contingent royalty liabilities during the three months ended March 31, 2016, as there were no triggering events during the period.

NOTE 11 – FAIR VALUE MEASUREMENTS

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

Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its money market funds. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

As of March 31, 2016, the Company’s restricted cash included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data. There were no transfers between the different levels of the fair value hierarchy in 2016 or 2015.

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the Company’s financial assets and liabilities at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$1,500	$—	$1,500
Money market funds	210,280	—	—	210,280
Total assets at fair value	$210,280	$1,500	$—	$211,780

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$1,000	$—	$1,000
Money market funds	280,053	—	—	280,053
Total assets at fair value	$280,053	$1,000	$—	$281,053

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company has the following lease agreements in place for real properties:

Location	Approximate Square Footage	Lease Expiry Date
Dublin, Ireland	18,900	November 4, 2029
Lake Forest, Illinois (1)	160,000	March 31, 2024
Deerfield, Illinois (2)	53,500	June 30, 2018
Brisbane, California (3)	20,100	November 30, 2019
Mannheim, Germany	9,500	December 31, 2016
Chicago, Illinois	6,500	December 31, 2018
Roswell, Georgia	6,200	October 31, 2018
Reinach, Switzerland	3,500	May 31, 2020

(1)

In connection with the Lake Forest, Illinois lease, the Company has provided a $2.0 million letter of credit to the landlord, through a commercial bank. The Company has two separate lease agreements in place for this property, one of which, consisting of approximately 15,000 square feet, was assumed by the Company as a result of its acquisition of Crealta in January 2016 and will expire on October 31, 2017.

(2)	The Company vacated the premises in Deerfield, Illinois in January 2016.
(3)	The Company vacated the premises in Brisbane, California in December 2015 and entered into a sublease agreement for the property with a third party.

Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”). Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The Company committed to a minimum purchase of RAYOS/LODOTRA tablets from Jagotec for five years from the date of first launch of RAYOS/LODOTRA in a major country, as defined in the agreement, which was April 2009. Thereafter, the agreement automatically renews on a yearly basis until either party provides two years advance written notice of termination. In April 2016 the agreement automatically renewed, therefore the earliest the agreement can expire according to this advance notice procedure is April 15, 2019, and the minimum purchase commitment is in force until April 2019. At March 31, 2016, the minimum purchase commitment based on tablet pricing in effect under the agreement was $2.6 million through April 2019.

In May 2011, the Company entered into a manufacturing and supply agreement with Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”), and amended the agreement effective as of September 25, 2013. Pursuant to the agreement, as amended, Sanofi-Aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia. At March 31, 2016, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $8.9 million, which is to be delivered through June 2016.

In July 2013, Vidara and Boehringer Ingelheim RCV GmbH & Co. KG (“Boehringer Ingelheim”) entered into an exclusive supply agreement, which the Company assumed as a result of the Vidara Merger. Under the agreement, Boehringer Ingelheim is required to manufacture and supply interferon gamma-1 b (ACTIMMUNE) to the Company. The Company is required to purchase minimum quantities of finished medicine per annum through July 2020. As of March 31, 2016, the minimum binding purchase commitment to Boehringer Ingelheim was $15.9 million (converted using a Dollar-to-Euro exchange rate of 1.1381) through July 2020.

In November 2013, the Company entered into a long-term master manufacturing services and product agreement with Patheon Pharmaceuticals Inc. (“Patheon”) pursuant to which Patheon is obligated to manufacture VIMOVO for the Company through December 31, 2019. The Company agreed to purchase a specified percentage of VIMOVO requirements for the United States from Patheon. The Company must pay an agreed price for final, packaged VIMOVO supplied by Patheon as set forth in the Patheon manufacturing agreement, subject to adjustments, including certain unilateral adjustments by Patheon, such as annual adjustments for inflation and adjustments to account for certain increases in the cost of components of VIMOVO other than active materials. The Company issues 12-month forecasts of the volume of VIMOVO that the Company expects to order. The first six months of the forecast are considered binding firm orders. At March 31, 2016, the Company had a binding purchase commitment with Patheon for VIMOVO of $3.7 million through May 2016.

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo, the Company and Nuvo entered into an exclusive supply agreement, which was amended in February 2016. Under the supply agreement, Nuvo is obligated to manufacture and supply PENNSAID 2% to the Company. The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. At least 90 days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities. At March 31, 2016, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $9.1 million through June 2016.

Purchase orders relating to the manufacture of RAVICTI and BUPHENYL of $5.0 million were outstanding at March 31, 2016. In addition to these purchase orders, the Company’s manufacturing agreement with Lyne Laboratories Inc. in relation to RAVICTI provides for a minimum purchase amount of $0.5 million for 2016.

In March 2007, Savient Pharmaceuticals, Inc. (as predecessor in interest in Crealta), entered into a commercial supply agreement with Bio-Technology General (Israel) Ltd (“BTG Israel) for the production of the bulk KRYSTEXXA medicine (“bulk medicine”). The Company assumed this agreement as part of the Crealta acquisition. Under this agreement, the Company is obligated to purchase at least 80 percent of its annual world-wide bulk medicine requirements from BTG Israel. In December 2015, Crealta received a notice of termination from BTG Israel and as a result the agreement will terminate on December 15, 2018. If the manufacture of the bulk medicine is moved out of Israel, the Company may be required to obtain the approval of the Israeli Office of the Chief Scientist (“OCS”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the OCS. In addition, if the manufacturing is moved out of Israel, the Company may be required to pay the OCS additional amounts as a repayment for the OCS grant funding. As of the Crealta acquisition date it was probable that the manufacture of the KRYSTEXXA bulk medicine would be moved outside of Israel and the Company may be required to pay additional amounts estimated at approximately $6.9 million. The estimated obligation was recorded as an assumed contingent liability as of the Crealta acquisition date (see Note 3 for further details) and is included in “other long-term liabilities” in the condensed consolidated balance sheet. The Company issues 18-month forecasts of the volume of KRYSTEXXA that the Company expects to order. The first six months of the forecast are considered binding firm orders. At March 31, 2016, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $2.5 million through June 2016.

Royalty Agreements

RAYOS/LODOTRA

In connection with an August 2004 development and license agreement with SkyePharma AG (“SkyePharma”) and Jagotec, a wholly-owned subsidiary of SkyePharma, regarding certain proprietary technology and know-how owned by SkyePharma, Jagotec is entitled to receive a single digit percentage royalty on net sales of RAYOS/LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the net sales of RAYOS/LODOTRA, such as license fees, lump sums and milestone payments.

VIMOVO

The Company entered into a license agreement with Pozen Inc., who subsequently entered into a business combination with Tribute Pharmaceuticals Canada Inc. to become known as Aralez Pharmaceuticals Inc. (“Aralez”). Under this agreement, the Company is required to pay Aralez a flat 10% royalty on net sales of VIMOVO and other medicines sold by the Company, its affiliates or sublicensees during the royalty term that contain gastroprotective agents in a single fixed combination oral solid dosage form with nonsteroidal anti-inflammatory drugs, subject to minimum annual royalty obligations of $7.5 million. These minimum royalty obligations will continue for each year during which one of Aralez’s patents covers such medicines in the United States and there are no competing medicines in the United States. The royalty rate may be reduced to a mid-single digit royalty rate as a result of loss of market share to competing medicines. The Company’s obligation to pay royalties to Aralez will expire upon the later of (a) expiration of the last-to-expire of certain patents covering such medicines in the United States, and (b) ten years after the first commercial sale of such medicines in the United States.

ACTIMMUNE

Under a license agreement, as amended, with Genentech Inc. (“Genentech”), who was the original developer of ACTIMMUNE, the Company is or was obligated to pay royalties to Genentech on its net sales of ACTIMMUNE as follows:

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

RAVICTI

Under the terms of an asset purchase agreement with Ucyclyd, the Company is obligated to pay to Ucyclyd tiered mid to high single-digit royalties on its global net sales of RAVICTI. Under the terms of a license agreement with Brusilow, the Company is obligated to pay low single-digit royalties to Brusilow on net sales of RAVICTI that are covered by a valid claim of a licensed patent.

BUPHENYL

Under the terms of an amended and restated collaboration agreement with Ucyclyd, the Company is obligated to pay to Ucyclyd tiered mid to high single-digit royalties on its net sales in the United States of BUPHENYL to urea cycle disorder patients outside of the U.S. Food and Drug Administration (“FDA”) approved labeled age range for RAVICTI.

KRYSTEXXA

Under the terms of a license agreement with Duke and MVP, the Company is obligated to pay Duke a mid-single digit royalty on its global net sales of KRYSTEXXA and a low-double digit royalty on any global sublicense revenue.  The Company is also obligated to pay MVP a mid-single digit royalty on its net sales of KRYSTEXXA outside of the United States and a low-double digit to royalty on any sublicense revenue outside of the United States.

The royalty obligations described above are included in accrued royalties on the Company’s condensed consolidated balance sheets.

Total royalty-related expenses recognized in cost of goods sold for the three months ended March 31, 2016 and 2015 was $10.5 million and $3.6 million, respectively.

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

In November 2015, Express Scripts, Inc. (“Express Scripts”) filed suit against the Company in Delaware Superior Court, Newcastle County, asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment and declaratory relief arising from the parties’ 2012 Preferred Savings Grid Rebate Program Agreement. In its complaint, Express Scripts seeks damages of $139.9 million for alleged unpaid rebates and administrative fees as of October 1, 2015, additional potential rebates and administrative fees through the end of 2015, late fees, interest and attorneys’ fees and costs. On January 11, 2016, the Company answered the complaint, denying Express Scripts’ claims and denying that it owes Express Scripts any damages or other relief. The Company also filed a counter-claim against Express Scripts for breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief arising from Express Scripts’ breach of the rebate agreement. On February 1, 2016, Express Scripts filed an answer to the Company’s counter-claim. The parties have commenced discovery and a bench trial in the case is currently scheduled for April 2017. Consistent with FAS 5, Accounting for Contingencies, the Company did not establish a reserve in relation to the above suit as the Company currently believes that a loss is not probable nor reasonably estimable.

In November 2015, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents and information related to its patient access programs and other aspects of its marketing and commercialization activities. The Company is unable to predict how long this investigation will continue or its outcome, but it anticipates that it may incur significant costs in connection with the investigation, regardless of the outcome. The Company may also become subject to similar investigations by other governmental agencies. The investigation by the U.S. Attorney’s Office and any additional investigations of the Company’s patient access programs and sales and marketing activities may result in damages, fines, penalties or other administrative sanctions against the Company.

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

In accordance with its memorandum and articles of association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. Additionally, the Company has entered, and intends to continue to enter, into separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers, or any of the Company’s subsidiaries or any other company or enterprise to which the person provides services at the Company’s request. There have been no claims to date and the Company has a director and officer insurance policy that enables it to recover a portion of any amounts paid for future potential claims. Certain of the Company’s officers and directors had also entered into separate indemnification agreements with HPI prior to the Vidara Merger.

NOTE 13 – LEGAL PROCEEDINGS

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

On October 1, 2015, the Company’s subsidiary Horizon Pharma Switzerland GmbH, as well as Jagotec, entered into a license and settlement agreement (the “Actavis settlement agreement”) with Actavis FL relating to the Company’s and Jagotec’s on-going patent infringement litigation. In accordance with legal requirements, the Company, Jagotec and Actavis FL have agreed to submit the Actavis settlement agreement to the U.S. Federal Trade Commission (“FTC”) and the U.S. Department of Justice (“DOJ”) for review. The parties have submitted the Actavis settlement agreement to the FTC and DOJ for review and no issues were raised by either. The parties agreed to file stipulations of dismissal with the court regarding the litigation and the court entered the stipulation and closed the case on December 4, 2015. The Actavis settlement agreement provides for a full settlement and release by each party of all claims that relate to the litigation or under the patents with respect to Actavis FL’s generic version of RAYOS tablets.

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

On November 13, 2014, the Company received a Paragraph IV Patent Certification from Watson Laboratories, Inc. (“Watson Laboratories”) advising that Watson Laboratories had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On December 23, 2014, the Company filed suit in the United States District Court for the District of New Jersey against Watson Laboratories, Actavis, Inc., and Actavis plc (collectively “Actavis”) seeking an injunction to prevent the approval of the ANDA. Since then, Watson Laboratories, Inc. changed its name to Actavis Laboratories UT, Inc., and remains the current holder of the ANDA. The lawsuit alleges that Actavis has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the FDA’s Orange Book (“Orange Book”). The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Actavis’ ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Actavis action.

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

On October 27, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent Nos. 9,168,304 and 9,168,305. On February 5, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,220,784.  All three patents, U.S. Patent Nos. 9,168,304, 9,168,305, and 9,220,784 are listed in the Orange Book and have claims that cover PENNSAID 2%.

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

On September 9, 2015, certain subsidiaries of the Company (the “Horizon Subsidiaries”) entered into a settlement and license agreement with Taro (the “Taro settlement agreement”) relating to the Horizon Subsidiaries’ on-going patent infringement litigation. In accordance with legal requirements, the Horizon Subsidiaries and Taro have submitted the Taro settlement agreement to the FTC and DOJ for review. The Horizon Subsidiaries and Taro have also filed stipulations of dismissal with the courts regarding the litigation. The Taro settlement agreement provides for a full settlement and release by both us and Taro of all claims that were or could have been asserted in the Litigation and that arise out of the issues that were subject of the litigation or Taro’s generic version of PENNSAID 2%.

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

On March 18, 2015, the Company received a Paragraph IV Patent Certification against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 from Lupin Limited advising that Lupin Limited had filed an ANDA with the FDA for generic version of PENNSAID 2%. On April 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin Limited and Lupin Pharmaceuticals Inc. (collectively, “Lupin”), seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Lupin has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Lupin’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Lupin action.

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

On October 27, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent Nos. 9,168,304 and 9,168,305. On February 5, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent No. 9,220,784. All three patents, U.S. Patent Nos. 9,168,304, 9,168,305, and 9,220,784 are listed in the Orange Book and have claims that cover PENNSAID 2%.

The Company received from Teligent, Inc., formerly known as IGI Laboratories, Inc. (“Teligent”), a Paragraph IV Patent Certification dated March 24, 2015 against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 advising that Teligent had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On May 21, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Teligent seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Teligent has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Teligent’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Teligent action.

On June 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Teligent for patent infringement of U.S. Patent No. 9,066,913. On August 11, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Teligent for patent infringement of U.S. Patent No. 9,101,591. On September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Teligent for patent infringement of U.S. Patent No. 9,132,110. All three patents, U.S. Patent Nos. 9,066,913, 9,101,591, and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.

On October 27, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Teligent for patent infringement of U.S. Patent Nos. 9,168,304 and 9,168,305.  On February 5, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Teligent for patent infringement of U.S. Patent No. 9,220,784.  All three patents, U.S. Patent Nos. 9,168,304, 9,168,305, and 9,220,784 are listed in the Orange Book and have claims that cover PENNSAID 2%. On May 2, 2016, our on-going patent infringement litigation with Teligent was dismissed without prejudice after the filing of a joint stipulation of dismissal by the parties.

The Company received from Amneal Pharmaceuticals LLC (“Amneal”) a Paragraph IV Patent Certification dated April 2, 2015 against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 advising that Amneal had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On May 15, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Amneal seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Amneal has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of the patents. The subject patents are listed in the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Amneal’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Amneal action.

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

On October 27, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent Nos. 9,168,304 and 9,168,305.  On February 5, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent No. 9,220,784.  All three patents, U.S. Patent Nos. 9,168,304, 9,168,305, and 9,220,784 are listed in the Orange Book and have claims that cover PENNSAID 2%.

On April 18, 2016, the Company entered into a settlement and license agreement (the “Amneal settlement agreement”) with Amneal relating to the Company’s on-going patent infringement litigation. In accordance with legal requirements, the Company and Amneal submitted the Amneal settlement agreement to the FTC and DOJ for review. The Company and Amneal have also agreed to file a stipulation of dismissal with the court regarding the litigation. The Amneal settlement agreement provides for a full settlement and release by both the Company and Amneal of all claims that were or could have been asserted in the litigation and that arise out of the issues that were the subject of the litigation or Amneal’s generic version of PENNSAID 2%.

Under the Amneal settlement agreement, the Company granted Amneal a non-exclusive license to manufacture and commercialize Amneal’s generic version of PENNSAID 2% in the United States after the license effective date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Amneal’s generic version of PENNSAID 2% during certain limited periods prior to the license effective date.

Under the Amneal settlement agreement, the license effective date is January 10, 2029; however, Amneal may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation or the entry of other third-party generic versions of PENNSAID 2%.

Under the Amneal settlement agreement, the Company also agreed not to sue or assert any claim against Amneal for infringement of any patent or patent application owned or controlled by the Company during the term of the Amneal settlement agreement based on the manufacture, use, sale, offer for sale, or importation of Amneal’s generic version of PENNSAID 2% in the United States.

In certain circumstances following the entry of other third-party generic versions of PENNSAID 2%, the Company may be required to supply Amneal PENNSAID 2% as a non-exclusive, authorized distributor of generic PENNSAID 2%, with the Company receiving specified percentages of any net sales by Amneal. The Company also agreed that if it enters into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, the Company will amend the Amneal settlement agreement to provide Amneal with terms that are no less favorable than those provided to the other parties.

Currently, patent litigation is pending in the United States District Court for the District of New Jersey against four generic companies intending to market VIMOVO before the expiration of patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”); (ii) Lupin; (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, “Mylan”); and (iv) Actavis FL and Actavis Pharma, Inc. (collectively, “Actavis Pharma”). Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen Pharmaceuticals Inc. (“Anchen”), was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. The Company understands that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Aralez VIMOVO patents, which are still the subject of patent litigations. As part of the Company’s acquisition of the U.S. rights to VIMOVO, the Company has taken over and is responsible for the patent litigations that include the Aralez patents licensed to the Company under the amended and restated collaboration and license agreement for the United States with Aralez.

The VIMOVO cases were filed on April 21, 2011, July 25, 2011, October 28, 2011, January 4, 2013, May 10, 2013, June 28, 2013, October 23, 2013, May 13, 2015 and November 24, 2015 and collectively include allegations of infringement of U.S. Patent Nos. 6,926,907, 8,557,285, 8,852,636, and 8,858,996. On June 18, 2015, the Company amended the complaints to add a charge of infringement of U.S. Patent No. 8,865,190. On January 7, 2016, Actavis asserted a counterclaim for declaratory judgment of invalidity and non-infringement of U.S. Patent No. 8,945,621. On January 25, 2016, the Company filed a new case against Actavis Pharma including allegations of infringement of U.S. Patent Nos. 9,161,920 and 9,198,888. This case was subsequently consolidated with the Actavis case involving U.S. Patent Nos. 8,852,636, 8,858,996, and 8,865,190. On February 10, 2016, the Company amended the complaints against Dr. Reddy’s, Lupin, and Mylan to add charges of infringement of U.S. Patent Nos. 9,161,920 and 9,198,888. On February 19, 2016, Mylan asserted a counterclaim for declaratory judgment of invalidity and non-infringement of U.S. Patent. No. 9,220,698.

The cases asserting U.S. Patent Nos. 8,557,285 and 6,926,907 have been consolidated for discovery. The court has issued a claims construction order for these cases and has set a pretrial schedule, but has not yet set a trial date.

The cases asserting U.S. Patent Nos. 8,852,636, 8,858,996, 8,865,190, 9,161,920 and 9,198,888 have been consolidated for discovery. The court has not issued a claims construction order or set a pretrial schedule.

The Company understands the cases arise from Paragraph IV Patent Certification notice letters providing notice of the filing of ANDAs with the FDA seeking regulatory approval to market generic versions of VIMOVO before the expiration of the patents-in-suit. The Company understands the Dr. Reddy’s notice letters were dated March 11, 2011, November 20, 2012 and April 20, 2015; the Lupin notice letters were dated June 10, 2011 and March 12, 2014; the Mylan notice letters were dated May 16, 2013, February 9, 2015, January 26, 2016 and February 26, 2016; the Actavis Pharma notice letters were dated March 29, 2013, November 5, 2013, October 9, 2015, December 10, 2015, March 1, 2016 and April 6, 2016; and the Anchen notice letter was dated September 16, 2011.

On February 24, 2015, Dr. Reddy’s Laboratories, Inc. filed a Petition for inter partes review (“IPR”) of U.S. Patent No. 8,557,285, one of the patents in litigation in the above referenced VIMOVO cases. On October 9, 2015, the United States Patent and Trademark Office (the “U.S. PTO”) denied such Petition for IPR.

On May 21, 2015, the Coalition for Affordable Drugs VII LLC (“Coalition for Affordable Drugs”) filed a Petition for IPR of U.S. Patent No. 6,926,907, one of the patents in litigation in the above referenced VIMOVO cases. On December 8, 2015, the U.S. PTO denied such Petition for IPR.

On June 5, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,858,996, one of the patents in litigation in the above referenced VIMOVO cases. On December 17, 2015, the U.S. PTO denied such Petition for IPR.

On August 7, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,852,636, one of the patents in litigation in the above referenced VIMOVO cases. On February 11, 2016, the U.S. PTO denied such Petition for IPR.

On August 12, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,945,621, one of the patents in litigation in the above referenced VIMOVO cases. On February 22, 2016, the Patent Trial and Appeal Board (the “PTAB”) issued a decision to institute the IPR.

On August 19, 2015, Lupin filed Petitions for IPR of U.S. Patent Nos. 8,858,996, 8,852,636, and 8,865,190, all patents in litigation in the above referenced VIMOVO cases. On March 1, 2016, the PTAB issued decisions to institute the IPRs for U.S. Patent Nos. 8,858,996 and 8,865,190. Also on March 1, 2016, the PTAB denied the Petition for IPR for U.S. Patent No. 8,852,636.

On March 17, 2014, Hyperion received notice from Par Pharmaceutical, Inc. (“Par Pharmaceutical”) that it had filed an ANDA with the FDA seeking approval for a generic version of the Company’s medicine RAVICTI. The ANDA contained a Paragraph IV Patent Certification alleging that two of the patents covering RAVICTI, U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032 (the “’215 patent”), and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030 (the “’012 patent”), are invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted. Par Pharmaceutical did not challenge the validity, enforceability, or infringement of the Company’s primary composition of matter patent for RAVICTI, U.S. Patent No. 5,968,979 titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkanoic acid useful in treatment of various disorders,” which would have expired on February 7, 2015, but as to which Hyperion was granted an interim term of extension until February 7, 2016 and to which the U.S. PTO has granted a final term extension of 1,267 days. Hyperion filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Par Pharmaceutical on April 23, 2014 seeking an injunction to prevent the approval of Par Pharmaceutical’s ANDA and/or to prevent Par Pharmaceutical from selling a generic version of RAVICTI, and the Company has taken over and is responsible for this patent litigation. On September 15, 2015, the Company received notice from Par Pharmaceutical that it had filed a Paragraph IV Patent Certification alleging that U.S. Patent No. 9,095,559  (the “’559 patent”) is invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted.

On April 29, 2015, Par Pharmaceutical filed Petitions for IPR of the ’215 patent and the ’012 patent. The PTAB issued decisions instituting such IPRs on November 4, 2015. On December 14, 2015, the District Court Judge Roy Payne issued a stay pending a final written decision from the PTAB with respect to the IPRs of the ’215 patent and the ’012 patent. The PTAB must issue a final written decision on the IPRs of the ’215 patent and the ’012 patent no later than November 4, 2016.

On September 4, 2015, the Company received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’215 patent and the ’012 patent, advising that Lupin had filed an ANDA with the FDA for a generic version of RAVICTI. On November 6, 2015, the Company also received Notice of Lupin’s Paragraph IV Patent Certification against the ’559 patent. Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing. On October 19, 2015 the Company filed suit in the United States District Court for the District of New Jersey against Lupin seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Lupin has infringed the ’215 patent, the ’012 patent and the ’559 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the  Orange Book. On April 6, 2016, the Company filed an Amended Complaint in the United States District Court for the District of New Jersey against Lupin alleging that Lupin has infringed the ’559 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to expiration of the ’559 patent. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Lupin’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Lupin action.

On April 1, 2016, Lupin filed a Petition to request an IPR of the ’559 patent. The PTAB will decide whether to institute an IPR on the ’559 patent no later than October 1, 2016.

On August 3, 2015, HPI filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, naming as defendants Depomed, Inc. (“Depomed”) and the members of its board of directors (the “Depomed Board”), Vicente J. Anido, Jr., Karen A. Dawes, Louis J. Lavigne, Jr., Samuel R. Saks, James A. Schoeneck, Peter D. Staple and David B. Zenoff. The lawsuit is captioned Horizon Pharma, Inc. v. Vicente J. Anido, Jr., et al., Case Number 1:15-cv-283835. The lawsuit alleges that the adoption by the Depomed Board of the Rights Agreement dated as of July 12, 2015 between Depomed and Continental Stock Transfer & Trust Company, as Rights Agent (the “Depomed Rights Agreement”), and Sections 2(b), 2(c), 2(d), and 5(d) of Depomed’s Amended and Restated Bylaws, effective July 12, 2015 (the “Depomed Bylaws”), violates the General Corporation Law of the California Corporations Code, constitutes ultra vires acts and breaches the fiduciary duties of the members of the Depomed Board. The lawsuit seeks, among other things, an order (i) declaring that the Depomed Rights Agreement and Sections 2(b), 2(c), and 2(d) of the Depomed Bylaws are invalid under California law, (ii) declaring that the members of the Depomed Board breached their fiduciary duties by enacting the Depomed Rights Agreement and Sections 2(b), 2(c), 2(d), and 5(d) of the Depomed Bylaws, (iii) enjoining the members of the Depomed Board from relying on, implementing, applying or enforcing either the Depomed Rights Agreement or Sections 2(b), 2(c), 2(d), or 5(d) of the Depomed Bylaws, (iv) enjoining the members of the Depomed Board from taking any improper action designed to impede, or which has the effect of impeding, the proposed combination with Depomed or the Company’s efforts to acquire control of Depomed and (v) compelling the members of the Depomed Board to redeem the Depomed Rights Agreement or to render it inapplicable to the Company. On November 20, 2015, following a hearing on HPI’s request for a preliminary injunction, the Superior Court denied HPI’s request for a preliminary injunction against Depomed and the Depomed Board. On April 22, 2016, HPI and Depomed settled the lawsuit with neither party admitting liability.

On August 3, 2015, Depomed filed a Complaint in the Superior Court of the State of California, County of Santa Clara, against the Company. The lawsuit is captioned Depomed, Inc. v. Horizon Pharma plc and Horizon Pharma, Inc., Case Number 1:15-cv-283834. On September 15, 2015, Depomed filed an Amended Complaint, alleging Depomed obtained the rights to a confidentiality agreement that the Company previously executed with Janssen Pharmaceuticals Inc. (“Janssen”) following Depomed’s purchase of the U.S. rights to NUCYNTA® from Janssen. Depomed further alleges the Company breached the confidentiality agreement when developing offers for a merger with Depomed, and made fraudulent and materially misleading statements to Depomed’s shareholders. The lawsuit seeks, among other relief, an injunction (i) to prevent the Company from continuing its allegedly improper and unlawful use of confidential information relating to NUCYNTA and (ii) to prevent the Company from continuing to make and failing to correct its allegedly false and misleading statements in connection with the proposed combination with Depomed. On January 4, 2016, following a hearing on Depomed’s request for a preliminary injunction, the Superior Court entered a preliminary injunction enjoining the Company from making any further attempts to acquire Depomed or take any other action to facilitate taking control of Depomed pending final resolution of the litigation. On April 22, 2016, HPI and Depomed settled the lawsuit with neither party admitting liability.

In November 2015, Express Scripts filed suit against the Company in Delaware Superior Court, Newcastle County, asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and declaratory relief arising from the parties’ 2012 Preferred Savings Grid Rebate Program Agreement. In its complaint, Express Scripts seeks damages of $139.9 million for alleged unpaid rebates and administrative fees as of October 1, 2015, additional potential rebates and administrative fees through the end of 2015, late fees, interest, and attorneys’ fees and costs. On January 11, 2016, the Company answered the complaint, denying Express Scripts’ claims and denying that it owes Express Scripts any damages or other relief. The Company also filed a counter-claim against Express Scripts for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief arising from Express Scripts’ breach of the rebate agreement. On February 1, 2016, Express Scripts filed an answer to the Company’s counter-claim. The parties have commenced discovery and a bench trial in the case is currently scheduled for April 2017.

Beginning on March 8, 2016, two federal securities class-action lawsuits (captioned Schaffer v. Horizon Pharma plc, et al., Case No. 16-cv-01763-JMF and Banie v. Horizon Pharma plc, et al., Case No. 16-cv-01789-JMF) were filed in the United States District Court for the Southern District of New York against the Company and certain of the Company’s current and former officers. The plaintiffs allege that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and/or misleading statements about, among other things: (a) the Company’s financial performance, (b) the Company’s business prospects and drug-pricing practices, and (c) the Company’s design, implementation, performance, and risks associated with the Company’s Prescriptions-Made-Easy program. The plaintiffs seek, among other things, an award of damages allegedly sustained by plaintiffs and the putative class, including a reasonable allowance for costs and attorneys’ fees. On March 24, 2016, the court consolidated the two actions and set a hearing for June 3, 2016 to consider any motions for appointment of lead plaintiff and lead counsel.

NOTE 14 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
2015 Term Loan Facility	$397,000	$398,000
2023 Senior Notes	475,000	475,000
Exchangeable Senior Notes due 2022	400,000	400,000
Total face value	1,272,000	1,273,000
Debt discount	(123,885)	(127,885)
Deferred financing fees	(7,935)	(8,359)
Total long-term debt	1,140,180	1,136,756
Less: current maturities	4,000	4,000
Long-term debt, net of current maturities	$1,136,180	$1,132,756

The Company adopted ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs on January 1, 2016. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. See Note 1 for further details of the impact this adoption has had on the financial statements.

2015 Senior Secured Credit Facility

On May 7, 2015, HPI, the Company and certain of its subsidiaries entered into a credit agreement with Citibank, N.A., as administrative and collateral agent, and the lenders from time to time party thereto (the “credit agreement”) providing for (i) the six-year $400.0 million term loan facility (the “2015 Term Loan Facility”); (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder (the “2015 Senior Secured Credit Facility”). The initial borrower under the 2015 Term Loan Facility is HPI. The credit agreement allows for the Company and certain other subsidiaries of the Company to become borrowers under the accordion or refinancing facilities. Loans under the 2015 Term Loan Facility bear interest, at each borrower’s option, at a rate equal to either the London Inter-Bank Offer Rate (“LIBOR”), plus an applicable margin of 3.5% per year (subject to a 1.0% LIBOR floor), or the adjusted base rate plus 2.5%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus ½ of 1%, and (d) 2%. The Company borrowed the full $400.0 million available under the 2015 Term Loan Facility on May 7, 2015 as a LIBOR-based borrowing.

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

As of March 31, 2016, the fair value of the 2015 Term Loan Facility was approximately $379.1 million, categorized as a Level 2 instrument, as defined in Note 11.

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

Except as described below, the 2023 Senior Notes may not be redeemed before May 1, 2018. Thereafter, some or all of the 2023 Senior Notes may be redeemed at any time at specified redemption prices, plus accrued and unpaid interest to the redemption date. At any time prior to May 1, 2018, some or all of the 2023 Senior Notes may be redeemed at a price equal to 100% of the aggregate principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the redemption date. Also prior to May 1, 2018, up to 35% of the aggregate principal amount of the 2023 Senior Notes may be redeemed at a redemption price of 106.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net proceeds of certain equity offerings. In addition, the 2023 Senior Notes may be redeemed in whole but not in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, if on the next date on which any amount would be payable in respect of the 2023 Senior Notes, HPI or any guarantor is or would be required to pay additional amounts as a result of certain tax-related events.

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

As of March 31, 2016, the fair value of the 2023 Senior Notes was approximately $415.6 million, categorized as a Level 2 instrument, as defined in Note 11.

Exchangeable Senior Notes

On March 13, 2015, Horizon Investment completed a private placement of $400.0 million aggregate principal amount of Exchangeable Senior Notes to several investment banks acting as initial purchasers who subsequently resold the Exchangeable Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act. The net proceeds from the offering of the Exchangeable Senior Notes were approximately $387.2 million, after deducting the initial purchasers’ discount and offering expenses payable by Horizon Investment.

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

As of March 31, 2016, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

The Company recorded the Exchangeable Senior Notes under the guidance in Topic ASC 470-20, Debt with Conversion and Other Options, and separated them into a liability component and equity component. The carrying amount of the liability component of $268.9 million was determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component of $119.1 million represented by the embedded conversion option was determined by deducting the fair value of the liability component of $268.9 million from the initial proceeds of $387.2 million ascribed to the convertible debt instrument as a whole. The initial debt discount of $131.1 million is being charged to interest expense over the life of the Exchangeable Senior Notes using the effective interest rate method.

As of March 31, 2016, the fair value of the Exchangeable Senior Notes was approximately $340.8 million, categorized as a Level 2 instrument, as defined in Note 11.

2014 Senior Secured Credit Facility

On June 17, 2014, the Company entered into a credit agreement with a group of lenders and Citibank, N.A., as administrative and collateral agent to provide the Company with $300.0 million in financing through a five-year senior secured credit facility (the “2014 Senior Secured Credit Facility”). Loans under the five-year $300.0 million term loan facility (“2014 Term Loan Facility”) bore interest, at each borrower’s option, at a rate equal to either the LIBOR, plus an applicable margin of 8.0% per year (subject to a 1.0% LIBOR floor), or the prime lending rate, plus an applicable margin equal to 7.0% per year. The Company borrowed the full $300.0 million available on the 2014 Term Loan Facility on September 19, 2014 as a LIBOR-based borrowing.

On May 7, 2015, the Company repaid the entire $300.0 million outstanding amount under the 2014 Senior Secured Credit Facility in connection with the closing of the Hyperion acquisition and recognized a $56.8 million loss on debt extinguishment as a result of the early repayment.

Convertible Senior Notes

On November 22, 2013, the Company issued $150.0 million aggregate principal amount of 5.00% Convertible Senior Notes due 2018 (“Convertible Senior Notes”), and received net proceeds of $143.6 million, after deducting fees and expenses of $6.4 million.

During 2015, the Company entered into separate, privately-negotiated conversion agreements with certain holders of the Convertible Senior Notes (“2015 Conversions”) which were on substantially the same terms as prior conversion agreements entered into by the Company. Under the 2015 Conversions, the applicable holders agreed to convert an aggregate principal amount of $61.0 million of Convertible Senior Notes held by them and the Company agreed to settle such conversions by issuing an aggregate of 11,368,921 ordinary shares. In addition, pursuant to such conversion agreements, the Company made an aggregate cash payment of $10.0 million to the applicable holders for additional exchange consideration and $0.9 million for accrued and unpaid interest, and recognized a non-cash charge of $10.1 million related to the extinguishment of debt as a result of the note conversions. Following the closings under the 2015 Conversions, there were no Convertible Senior Notes remaining outstanding.

NOTE 15 – SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2016, the Company issued an aggregate of 123,924 ordinary shares in connection with the exercise of stock options and received $0.9 million in proceeds.

During the three months ended March 31, 2016, the Company issued an aggregate of 469,725 ordinary shares in net settlement of vested restricted stock units.

During the three months ended March 31, 2016, the Company issued an aggregate of 13,584 ordinary shares in net settlement of vested performance stock units.

NOTE 16 – SHARE-BASED INCENTIVE PLANS

Employee Stock Purchase Plan

2014 Employee Stock Purchase Plan. On May 17, 2014, HPI’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). On September 18, 2014, at a special meeting of the stockholders of HPI (the “Special Meeting”), HPI’s stockholders approved the 2014 ESPP. Upon consummation of the Vidara Merger, the Company assumed the 2014 ESPP.

As of March 31, 2016, an aggregate of 9,338,059 ordinary shares were authorized and available for future issuance under the 2014 ESPP. Refer to the Changes in Shares Authorized for Issuance under Share-Based Incentive Plans section below for further details of ordinary shares available for future issuances under this plan.

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

The 2014 EIP provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock awards that may be settled in cash, shares or other property to the employees of the Company (or a subsidiary company). The number of ordinary shares of the Company that were initially authorized for issuance under the 2014 EIP was no more than 22,052,130, which number consisted of (i) 15,500,000 ordinary shares of the Company; plus (ii) the number of shares available for issuance pursuant to the grant of future awards under the 2011 EIP; plus (iii) any shares subject to outstanding stock awards granted under the 2011 EIP and the 2005 Plan that expire or terminate for any reason prior to exercise or settlement or are forfeited, redeemed or repurchased because of the failure to meet a contingency or condition required to vest such shares; less (iv) 10,000,000 shares, which is the additional number of shares which were previously approved as an increase to the share reserve of the 2011 EIP. On March 23, 2015, the compensation committee of the Company’s board of directors approved amending the 2014 EIP subject to shareholder approval to, among other things, increase the aggregate number of shares authorized for issuance under the 2014 EIP by an additional 14,000,000 shares. On May 6, 2015, the shareholders of the Company approved such amendment to the 2014 EIP. The Company’s board of directors has authority to suspend or terminate the 2014 EIP at any time.

The 2014 Non-Employee Equity Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards that may be settled in cash, shares or other property to the non-employee directors and consultants of the Company (or a subsidiary company). The total number of ordinary shares of the Company that were initially authorized for issuance under the 2014 Non-Employee Equity Plan is 2,500,000. The Company’s board of directors has authority to suspend or terminate the 2014 Non-Employee Equity Plan at any time.

As of March 31, 2016, an aggregate of 956,119 and 2,251,207 ordinary shares were authorized and available for future grants under the 2014 EIP and 2014 Non-Employee Equity Plan, respectively. Refer to the Changes in Shares Authorized for Issuance under Share-Based Incentive Plans section below for further details of ordinary shares available for future issuances.

Changes in Shares Authorized for Issuance under Share-Based Incentive Plans

Further to the above, on February 25, 2016, the compensation committee of the Company’s board of directors approved, subject to shareholder approval, amending the 2014 EIP to, among other things, increase the aggregate number of shares authorized for issuance under the 2014 EIP beyond those remaining available for future grant under the 2014 EIP by an additional 6,000,000 shares and also approved a reduction in the number of shares authorized under our 2014 Non-Employee Equity Plan and 2014 ESPP by 1,000,000 shares and 5,000,000 shares, respectively, contingent on shareholder approval of the amendment to the 2014 EIP. On May 3, 2016, the shareholders of the Company approved the amendment to the 2014 EIP.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	13,385,791	$17.73
Granted	1,471,620	$18.55
Exercised	(123,924)	$7.86
Forfeited	(536,920)	$19.28
Expired	(773)	$12.68
Outstanding as of March 31, 2016	14,195,794	$17.84	8.26	$42,454
Exercisable as of March 31, 2016	4,931,406	$12.16	6.86	$30,270

Stock options typically have a contractual term of 10 years from grant date.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s share price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected share price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the three months ended March 31, 2016 and 2015, and assumptions used to value stock options, are as follows:

	For the Three Months Ended March 31,
	2016	2015
Dividend yield	—	—
Risk-free interest rate	1.3% - 1.8%	1.3% - 1.7%
Weighted average volatility	74.0%	77.4%
Expected life (in years)	6.1	6.0
Weighted average grant date fair value per share of options granted	$12.12	$14.32

Dividend yield

The Company has never paid dividends and does not anticipate paying any dividends in the near future. Additionally, the 2015 Senior Secured Credit Facility (described in Note 14 above) contains covenants that restrict the Company from issuing dividends.

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

Forfeitures

As share-based compensation expense recognized in the condensed consolidated statements of comprehensive loss is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on actual forfeiture experience, analysis of employee turnover and other factors. ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2016:

	Number of Units	Weighted Average Grant-Date Fair Value Per Units
Outstanding as of December 31, 2015	3,361,746	$18.71
Granted	336,372	$17.75
Vested	(697,500)	$15.85
Forfeited	(207,390)	$19.57
Outstanding as of March 31, 2016	2,793,228	$19.24

The grant-date fair value of restricted stock units is the closing price of the Company’s shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the three months ended March 31, 2016:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2015	13,049,000
Granted	260,000	$7.99	8.2%	$7.34
Vested	(20,000)	$18.97	0.0%	$18.97
Forfeited	(699,000)	$14.39	17.1%	$11.93
Outstanding as of March 31, 2016	12,590,000

In January 2016, the compensation committee of the Company’s board of directors approved the grant of 260,000 PSUs to certain members of the Company’s senior leadership team.

In 2014, the Company granted 25,000 PSUs. All other PSUs were granted in 2015 and 2016 and may vest if the Company’s total compounded annual shareholder rate of return (“TSR”) over three performance measurement periods summarized below equals or exceeds a minimum of 15%.

Vesting Tranche	Percent of Total PSU Award	Beginning of Performance Measurement Period	End of Performance Measurement Period	Length of Performance Measurement Period (Years)
Tranche One	33.3%	March 23, 2015	December 22, 2017	2.75
Tranche Two	33.3%	March 23, 2015	March 22, 2018	3.00
Tranche Three	33.3%	March 23, 2015	June 22, 2018	3.25

These PSUs granted in 2015 and 2016 will vest in amounts ranging from 25% to 100% based on the achievement of the following TSR over the three performance periods:

TSR Achieved	Vesting Amount
15%	25%
30%	50%
45%	75%
60%	100%

The TSR will be based on the volume weighted average trading price (“VWAP”) of the Company’s ordinary shares over the 20 trading days ending on the last day of each of the three performance measurement periods versus the VWAP of the Company’s ordinary shares over the 20 trading days ended March 23, 2015 of $21.50. These PSUs are subject to a post vesting holding period of one year for 50% of the PSUs and two years for 50% of the PSUs for executive committee members and one year for 50% of the PSUs for non-executive committee members.

The Company accounts for the PSUs as equity-settled awards in accordance with ASC 718. Because the value of the PSUs granted in 2015 and 2016 is dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the PSUs. As a result, the Monte Carlo model is applied and the most significant valuation assumptions used include:

	For the Three Months Ended March 31,
	2016	2015
Valuation date stock price	$ 17.72 - 21.07	$22.77
Expected volatility	76.8% - 77.6%	67.3%
Risk free rate	1.0% - 1.2%	1.0%

The average estimated fair value of each outstanding PSU granted under the 2014 EIP is as follows:

	Number of Units	Weighted Average Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Executive committee members	9,173,000	$15.18	18.3%	$12.40
Non-executive committee members	3,392,000	$13.60	7.3%	$12.60
	12,565,000	$14.75	15.6%	$12.46

For the three months ended March 31, 2016, the Company recorded $12.7 million of expense related to PSUs.

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

The Company accounts for the Cash Bonus Program under the liability method in accordance with ASC 718. Because vesting of the bonus pool is dependent upon the attainment of a VWAP of $18.37 or higher over the 20 trading days ending November 4, 2017, the Cash Bonus Program will be considered to be subject to a “market condition” for the purposes of ASC 718. ASC 718 requires the impact of the market condition to be considered when estimating the fair value of the bonus pool. As a result, the Monte Carlo simulation model is applied and the fair value is revalued at each reporting period. As of March 31, 2016 and December 31, 2015, the estimated fair value was $4.7 million and $6.0 million, respectively. For the three months ended March 31, 2016, the Company recorded $0.1 million of a release to the unaudited condensed consolidated statement of comprehensive loss as a result of the decrease in the valuation of the Cash Bonus Program. The most significant valuation assumptions used as of March 31, 2016 include:

•	Valuation Date Stock Price - $16.57.
•

Expected Volatility - The expected volatility assumption of 72.32% is based on the Company’s historical volatility over the 1.6 year period ending March 31, 2016, based upon daily stock price observations.

•	Risk Free Rate – 0.67%, which is based upon the yield on U.S. Treasury Separate Trading of Registered Interest and Principal Securities with a remaining term of 1.6 years as of March 31, 2016.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Share-based compensation expense:
Research and development	$2,125	$458
Sales and marketing	5,678	2,801
General and administrative	19,809	3,415
Total share-based compensation expense	$27,612	$6,674

No material income tax benefit has been recognized relating to share-based compensation expense and no tax benefits have been realized from exercised stock options, due to the Company’s net loss position. As of March 31, 2016, the Company estimates that pre-tax unrecognized compensation expense of $276.9 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the first quarter of 2020. The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

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

The following table presents the (benefit) expense for income taxes for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Loss before (benefit) expense for income taxes	$(46,849)	$(17,640)
(Benefit) expense for income taxes	(1,443)	1,913
Net loss	$(45,406)	$(19,553)

During the three months ended March 31, 2016, the Company recorded a benefit for income taxes of $1.4 million compared to an expense for income taxes of $1.9 million during the three months ended March 31, 2015. The income tax benefit during the three months ended March 31, 2016 was primarily attributable to losses incurred in higher tax rate jurisdictions during the period. The income tax expense during the three months ended March 31, 2015 was primarily attributable to the inability to recognize the benefit of losses in the United States due to valuation allowances as well as reserving for net operating losses utilized and minimum local jurisdictional tax liabilities realized.

Deferred tax assets and liabilities arise from acquisition accounting adjustments where book values of certain assets and liabilities differ from their tax bases. Deferred tax assets and liabilities are recorded at the currently enacted rates which will be in effect at the time when the temporary differences are expected to reverse in the country where the underlying assets and liabilities are located. During the three months ended March 31, 2016, the Company acquired Crealta and its subsidiaries. The impact of the Crealta acquisition on the Company’s net deferred tax liability position was an increase to the net deferred tax liability of $20.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our strategy and other aspects of our future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our medicines, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this report and in our other filings with the Securities and Exchange Commission, or SEC. We do not assume any obligation to update any forward-looking statements.

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

We developed DUEXIS and RAYOS, known as LODOTRA® outside the United States, acquired the U.S. rights to VIMOVO from AstraZeneca AB in November 2013, acquired certain rights to ACTIMMUNE as a result of the Vidara Merger in September 2014, acquired the U.S. rights to PENNSAID 2% from Nuvo Research Inc., or Nuvo, in October 2014, acquired RAVICTI and BUPHENYL, known as AMMONAPS® in Europe, as a result of our acquisition of Hyperion Therapeutics Inc., or Hyperion, in May 2015, and acquired KRYSTEXXA and the U.S. rights to MIGERGOT as a result of our acquisition of Crealta Holdings LLC., or Crealta, in January 2016.

Our medicines are distributed by retail and specialty pharmacies. Part of our commercial strategy for our primary care and rheumatology business units is to offer physicians the opportunity to have their patients fill prescriptions through pharmacies participating in our HorizonCares patient access program. This program does not involve us in the prescribing of medicines. The purpose of this program is solely to assist in ensuring that, when physicians determine one of our medicines offers a potential clinical benefit to their patients and prescribe the medicine for an eligible patient, financial assistance may be available to reduce the commercial patient’s out-of-pocket costs. In the first three months of 2016, this resulted in approximately 96 percent of commercial patients having co-pay amounts of $10 or less when filling prescriptions for our medicines utilizing our patient access program. For commercial patients who are prescribed our primary care or rheumatology medicines, the HorizonCares program offers co-pay assistance when a third-party payor covers a prescription but requires an eligible patient to pay a co-pay or deductible, and offers full subsidization when a third-party payor rejects coverage for an eligible patient. For patients who are prescribed our orphan medicines, our patient access programs provide reimbursement support, a clinical nurse program, co-pay and other patient assistance. The aggregate commercial value of our patient access programs for the three months ended March 31, 2016 was $388.6 million. All pharmacies that fill prescriptions for our medicines are fully independent, including those that participate in HorizonCares. We do not own or possess any option to purchase an ownership stake in any pharmacy that distributes our medicines, and our relationship with each pharmacy is non-exclusive and arm’s length. All of our sales are processed through pharmacies independent of our business.

We have a compliance program in place to address adherence with various laws and regulations relating to the selling, marketing and manufacturing of our medicines, as well as certain third-party relationships, including pharmacies. Specifically with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in our access programs, to confirm their activities, adjudication and practices are consistent with our compliance policies and guidance.

We market our medicines in the United States through our field sales force, which numbered approximately 520 representatives as of March 31, 2016. Our strategy is to use the commercial strength and infrastructure we have established in creating a global biopharmaceutical company to continue the successful commercialization of our existing medicine portfolio while also expanding and leveraging these capabilities by identifying, developing, acquiring and commercializing additional differentiated and accessible medicines that address unmet medical needs.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2016 and 2015

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

	For the Three Months Ended March 31,		Increase /
	2016	2015	(Decrease)
	(in thousands)
Net sales	$204,690	$113,141	$91,549
Cost of goods sold	77,233	28,853	48,380
Gross profit	127,457	84,288	43,169
Operating expenses:
Research and development	12,722	6,181	6,541
Sales and marketing	75,544	47,063	28,481
General and administrative	66,395	26,280	40,115
Total operating expenses	154,661	79,524	75,137
Operating (loss) income	(27,204)	4,764	(31,968)
Other expense, net:
Interest expense, net	(19,458)	(10,032)	9,426
Foreign exchange loss	(173)	(837)	(664)
Loss on induced conversion and debt extinguishment	—	(10,544)	(10,544)
Other expense, net	(14)	(991)	(977)
Total other expense, net	(19,645)	(22,404)	(2,759)
Loss before (benefit) expense for income taxes	(46,849)	(17,640)	29,209
(Benefit) expense for income taxes	(1,443)	1,913	3,356
Net loss	$(45,406)	$(19,553)	$25,853

Net sales. Net sales increased $91.6 million, or 81%, to $204.7 million during the three months ended March 31, 2016, from $113.1 million during the three months ended March 31, 2015.

The following tables presents a summary of total net sales attributed to geographic sources for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$201,650	99%	$111,905	99%
Rest of world	3,040	1%	1,236	1%
Total Net Sales	$204,690		$113,141

The following table reflects the components of net sales for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change	Change
	2016	2015	$	%
	(in thousands)
PENNSAID 2%	$54,993	$18,260	$36,733	201%
RAVICTI	37,070	—	37,070	*
DUEXIS	29,648	28,874	774	3%
ACTIMMUNE	25,512	24,797	715	3%
VIMOVO	25,451	32,968	(7,517)	(23%)
KRYSTEXXA	16,156	—	16,156	*
RAYOS	10,509	7,205	3,304	46%
BUPHENYL	3,744	—	3,744	*
MIGERGOT	907	—	907	*
LODOTRA	700	1,037	(337)	(33%)
Total Net Sales	$204,690	$113,141	$91,549	81%

*	Percentage change is not meaningful.

The increase in net sales during the three months ended March 31, 2016 was primarily due to the growth in net sales of PENNSAID 2%, the recognition of RAVICTI and BUPHENYL sales following the acquisition of Hyperion in May 2015 and the recognition of KRYSTEXXA sales following the acquisition of Crealta in January 2016.

PENNSAID 2%. Net sales increased $36.7 million, or 201%, to $55.0 million during the three months ended March 31, 2016, from $18.3 million during the three months ended March 31, 2015. Net sales increased by approximately $39.3 million resulting from prescription volume growth, offset by a decrease of approximately $2.6 million due to lower net pricing due to higher co-pay and other patient assistance.

RAVICTI. Net sales were $37.1 million during the three months ended March 31, 2016. We began recognizing RAVICTI sales following the acquisition of Hyperion in May 2015.

DUEXIS. Net sales increased $0.8 million, or 3%, to $29.6 million during the three months ended March 31, 2016, from $28.8 million during the three months ended March 31, 2015. Net sales increased by approximately $20.8 million resulting from prescription volume growth, offset by a decrease of approximately $20.0 million due to lower net pricing due to higher co-pay and other patient assistance.

ACTIMMUNE. Net sales increased $0.7 million, or 3%, to $25.5 million during the three months ended March 31, 2016, from $24.8 million during the three months ended March 31, 2015. Net sales increased by approximately $3.6 million due to higher net pricing, offset by a decrease of approximately $2.9 million resulting from prescription volume decreases.

VIMOVO. Net sales decreased $7.5 million, or 23%, to $25.5 million during the three months ended March 31, 2016, from $33.0 million during the three months ended March 31, 2015. Net sales decreased by approximately $21.5 million due to lower net pricing due to higher co-pay and other patient assistance, offset by an increase of approximately $14.0 million resulting from prescription volume growth.

KRYSTEXXA. Net sales were $16.2 million during the three months ended March 31, 2016. We began recognizing KRYSTEXXA sales following the acquisition of Crealta in January 2016.

RAYOS. Net sales increased $3.3 million, or 46%, to $10.5 million during the three months ended March 31, 2016, from $7.2 million during the three months ended March 31, 2015. Net sales increased by approximately $6.8 million resulting from prescription volume growth, offset by a decrease of approximately $3.5 million due to lower net pricing due to higher co-pay and other patient assistance.

BUPHENYL. Net sales were $3.7 million during the three months ended March 31, 2016. We began recognizing BUPHENYL sales following the acquisition of Hyperion in May 2015.

MIGERGOT. Net sales were $0.9 million during the three months ended March 31, 2016. We began recognizing MIGERGOT sales following the acquisition of Crealta in January 2016.

LODOTRA. Net sales decreased $0.3 million, or 33%, to $0.7 million during the three months ended March 31, 2016, from $1.0 million during the three months ended March 31, 2015. The decrease was the result of reduced medicine shipments to our European distribution partner, Mundipharma. LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

The table below reconciles our gross to net sales for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$692.6	100.0%	$300.2	100.0%
Adjustments to gross sales:
Prompt pay discounts	(13.8)	(2.0)%	(5.2)	(1.7)%
Medicine returns	0.9	0.1%	(3.1)	(1.0)%
Co-pay and other patient assistance	(388.6)	(56.1)%	(144.3)	(48.1)%
Wholesaler fees and commercial rebates	(28.4)	(4.1)%	(13.0)	(4.3)%
Government rebates and chargebacks	(58.0)	(8.4)%	(21.5)	(7.2)%
Total adjustments	(487.9)	(70.4)%	(187.1)	(62.3)%
Net sales	$204.7	29.6%	$113.1	37.7%

During the three months ended March 31, 2016, co-pay and other patient assistance, as a percentage of gross sales, increased to 56.1% from 48.1% during the three months ended March 31, 2015. The increase was primarily due to the rollout of our HorizonCares program to all sales territories which helped ensure patient access to our medicines in the face of increased control by certain pharmacy benefit managers and payors.

Cost of Goods Sold. Cost of goods sold increased $48.4 million to $77.2 million during the three months ended March 31, 2016, from $28.8 million during the three months ended March 31, 2015. As a percentage of net sales, cost of goods sold was 37.7% during the three months ended March 31, 2016 compared to 25.5% during the three months ended March 31, 2015. The increase in cost of goods sold was primarily attributable to an increase in intangible amortization expense of $32.0 million, a $5.9 million increase in medicine costs associated with higher sales, a $4.2 million increase in inventory step-up amortization and higher royalty accretion expense of $6.3 million.

The increase in intangible amortization of $32.0 million during the three months ended March 31, 2016 compared to the prior year period was due to intangible amortization expense of $24.1 million in relation to RAVICTI and BUPHENYL (acquired in May 2015) and $7.9 million in relation to KRYSTEXXA and MIGERGOT (acquired in January 2016).

Research and Development Expenses. Research and development expenses increased $6.5 million to $12.7 million during the three months ended March 31, 2016, from $6.2 million during the three months ended March 31, 2015. The increase in research and development expenses during the three months ended March 31, 2016 was primarily associated with a $2.0 million upfront fee paid for a license of a patent and an increase of $1.7 million in share-based compensation to research and development employees.

Sales and Marketing Expenses. Sales and marketing expenses increased $28.5 million to $75.5 million during three months ended March 31, 2016, from $47.0 million during the three months ended March 31, 2015. The increase in sales and marketing expenses was in line with the significant growth in revenue and an increase in the number of sales representatives over the same period and was primarily attributable to an increase of $14.1 million in employee costs, including $2.9 million related to share-based compensation resulting from increased staffing of our field sales force, an increase of $12.9 million in marketing and commercialization expenses, including $2.3 million in relation to the marketing costs for RAVICTI and KRYSTEXXA, acquired in May 2015 and January 2016, respectively, and an increase of $1.5 million in medicine samples distributed.

General and Administrative Expenses. General and administrative expenses increased $40.1 million to $66.4 million during the three months ended March 31, 2016, from $26.3 million during the three months ended March 31, 2015. The increase was attributable to $16.4 million of share-based compensation expense, an increase of $8.3 million in acquisition-related general and administrative expenses and $15.4 million related to our growth in headcount and operating costs following the Hyperion and Crealta acquisitions.

Interest Expense, Net. Interest expense, net, increased $9.4 million to $19.5 million during the three months ended March 31, 2016, from $10.1 million during the three months ended March 31, 2015. The increased interest expense, net, was primarily due to higher borrowings to fund the acquisition of Hyperion in May 2015, including our $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, six-year $400.0 million term loan facility, or the 2015 Term Loan Facility, and the $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes, as compared to our prior year borrowings under our $300.0 million term loan facility, or 2014 Term Loan Facility.

Loss on Induced Conversion and Debt Extinguishment. The loss on induced conversion and debt extinguishment during the three months ended March 31, 2015 of $10.5 million was a result of induced conversions of our 5.00% Convertible Senior Notes due 2018, or Convertible Senior Notes, which consisted of $5.4 million of loss on induced conversion for cash inducement payments, a $4.8 million charge for the extinguishment of debt and $0.3 million of expenses related to the induced debt conversions. As all of the Convertible Senior Notes were converted by the end of the second quarter of 2015, there were no such expenses during the three months ended March 31, 2016.

(Benefit) Expense for Income Taxes. During the three months ended March 31, 2016, we recorded a benefit for income taxes of $1.4 million compared to income tax expense of $1.9 million during the three months ended March 31, 2015. The income tax benefit during the three months ended March 31, 2016 was primarily attributable to losses incurred in higher tax rate jurisdictions during the period. The income tax expense during the three months ended March 31, 2015 was primarily attributable to the inability to recognize the benefit of losses in the United States due to valuation allowances as well as reserving for net operating losses utilized and minimum local jurisdictional tax liabilities realized.

NON-GAAP FINANCIAL MEASURES

To supplement our financial results presented under U.S. generally accepted accounting principles, or GAAP, we have included information about non-GAAP financial measures used by us which may be calculated differently from, and therefore may not be comparable to, non-GAAP measures used by other companies. We include information about earnings before interest, tax, depreciation and amortization, or EBITDA, adjusted EBITDA, adjusted non-GAAP net income and adjusted non-GAAP net income per share as useful operating metrics for the three months ended March 31, 2016 and 2015. We believe that the presentation of these non-GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliations, provides supplementary information to investors and can enhance an overall understanding of our financial performance. Due to the expanding nature of our business, we use these non-GAAP financial measures in connection with our own planning and forecasting purposes and for measuring our performance. These non-GAAP financial measures should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP. Non-GAAP adjusted net income and non-GAAP adjusted net income per share are not based on any standardized methodology prescribed by GAAP and represent GAAP net loss and GAAP net loss per share adjusted to exclude, as applicable, transaction and integration costs, an upfront fee for the license of a patent, royalty accretion expense, intangible asset amortization, share-based compensation expense, depreciation expense, acquisition accounting inventory fair value step up adjustments, loss on induced conversion and extinguishment of debt, amortization of debt discount and deferred financing costs and adjusts the income tax provision to the estimated amount of taxes payable in cash. In addition, we include in non-GAAP adjusted net income royalties for medicines acquired through business combinations (and the related per share measures).

Reconciliations of reported GAAP net loss to adjusted EBITDA and adjusted non-GAAP net income, and the related per share amounts, are as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2016	2015
GAAP net loss	$(45,406)	$(19,553)
Depreciation	992	654
Amortization and accretion:
Intangible amortization expense	49,650	17,681
Amortization of deferred revenue	(206)	(134)
Accretion of royalty liabilities	9,359	3,044
Amortization of inventory step-up adjustment	7,446	3,154
Interest expense, net (including amortization of debt discount and deferred financing costs)	19,458	10,032
(Benefit) expense for income taxes	(1,443)	1,913
EBITDA	39,850	16,791
Non-GAAP adjustments:
Acquisition-related costs	11,016	3,654
Upfront fee for license of patent	2,000	—
Loss on induced conversion of debt and debt extinguishment	—	10,544
Share-based compensation	27,612	6,674
Royalties for medicines acquired through business combinations (1)	(8,500)	(5,196)
Total of non-GAAP adjustments	32,128	15,676
Adjusted EBITDA	$71,978	$32,467

GAAP net loss	$(45,406)	$(19,553)
Non-GAAP Adjustments:
Acquisition-related costs	11,016	3,654
Upfront fee for license of patent	2,000	—
Loss on induced conversion of debt and debt extinguishment	—	10,544
Amortization and accretion:
Intangible amortization expense	49,650	17,681
Amortization of debt discount and deferred financing costs	4,425	2,206
Accretion of royalty liabilities	9,359	3,044
Amortization of inventory step-up adjustment	7,446	3,154
Share-based compensation	27,612	6,674
Depreciation expense	992	654
Royalties for medicines acquired through business combinations (1)	(8,500)	(5,196)
Total of pre-tax non-GAAP adjustments	104,000	42,415
Income tax adjustments (2)	(3,152)	1,629
Total of non-GAAP adjustments	100,848	44,044
Adjusted Non-GAAP Net Income	$55,442	$24,491
Adjusted non-GAAP earnings per share:
Weighted average shares – Basic	159,904,416	125,650,593
Adjusted non-GAAP earnings per share – Basic
GAAP loss per share – Basic	$(0.28)	$(0.16)
Non-GAAP adjustments	0.63	0.35
Adjusted non-GAAP earnings per share – Basic	$0.35	$0.19
Weighted average shares – Diluted
Weighted average shares – Basic	159,904,416	125,650,593
Ordinary share equivalents	3,756,579	12,524,900
Weighted average shares – Diluted	163,660,995	138,175,493
Adjusted non-GAAP net income – Diluted
Adjusted non-GAAP net income	$55,442	$24,491
Add: Convertible debt interest expense, net of taxes	—	714
Adjusted non-GAAP net income – Diluted	$55,442	$25,205
GAAP loss per share – Diluted	$(0.28)	$(0.16)
Non-GAAP adjustments	0.63	0.35
Diluted earnings per share effect of ordinary share equivalents	(0.01)	(0.01)
Adjusted non-GAAP earnings per share – Diluted	$0.34	$0.18

(1)	Royalties for medicines acquired through business combinations relate to VIMOVO, ACTIMMUNE, RAVICTI, BUPHENYL, KRYSTEXXA and MIGERGOT.
(2)	Adjustments to convert the income tax (benefit) expense to the estimated amount of taxes that are payable in cash.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of March 31, 2016, we had an accumulated deficit of $726.6 million. We expect that our sales and marketing expenses will continue to increase as a result of our commercialization of our medicines, but we believe these cost increases will be more than offset by higher net sales and gross profits. We achieved operating profitability in the year ended December 31, 2015, and we expect our current operations to achieve operating profitability in 2016, absent unusual or non-recurring items.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several quarters. As of March 31, 2016, we had $385.9 million in cash and cash equivalents and total debt with a book value of $1,140.2 million and face value of $1,272.0 million. We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next 12 months. Part of our strategy is to expand and leverage our commercial capabilities by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. To the extent we enter into transactions to acquire medicines or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings.

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

We have fully and unconditionally guaranteed the Exchangeable Senior Notes on a senior unsecured basis, or the Guarantee. The Exchangeable Senior Notes and the Guarantee are Horizon Investment’s and our senior unsecured obligations. The Exchangeable Senior Notes accrue interest at an annual rate of 2.50% payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015. The Exchangeable Senior Notes will mature on March 15, 2022, unless earlier exchanged, repurchased or redeemed. The initial exchange rate is 34.8979 of our ordinary shares per $1,000 principal amount of the Exchangeable Senior Notes (equivalent to an initial exchange price of approximately $28.66 per ordinary share).

On April 21, 2015, we closed an underwritten public offering of 17,652,500 of our ordinary shares at a price to the public of $28.25 per share, or the 2015 Offering. The net proceeds to us from the 2015 Offering were approximately $475.6 million, after deducting underwriting discounts and other offering expenses payable by us.

On April 29, 2015, Horizon Pharma Financing Inc., our then wholly-owned subsidiary, or Horizon Financing, completed a private placement of $475.0 million aggregate principal amount of 2023 Senior Notes to certain investment banks acting as initial purchasers who subsequently resold the 2023 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act and in offshore transactions to non-U.S. Persons in reliance on Regulation S under the Securities Act. The net proceeds from the 2023 Senior Notes were approximately $462.3 million.

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

Except as described below, the 2023 Senior Notes may not be redeemed before May 1, 2018. Thereafter, some or all of the 2023 Senior Notes may be redeemed at any time at specified redemption prices, plus accrued and unpaid interest to the redemption date. At any time prior to May 1, 2018, some or all of the 2023 Senior Notes may be redeemed at a price equal to 100% of the aggregate principal amount thereof, plus a make-whole premium and accrued and unpaid interest to, but not including the redemption date. Also prior to May 1, 2018, up to 35% of the aggregate principal amount of the 2023 Senior Notes may be redeemed at a redemption price of 106.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net proceeds of certain equity offerings; provided that: (1) at least 65% of the aggregate principal amount of notes originally issued under the indenture (excluding notes held by the parent and its subsidiaries) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs with 180 days of the date of closing such equity offering. In addition, the 2023 Senior Notes may be redeemed in whole but not in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, if on the next date on which any amount would be payable in respect of the 2023 Senior Notes, HPI or any guarantor is or would be required to pay additional amounts as a result of certain tax-related events.

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

On May 7, 2015, we, HPI, and certain of our subsidiaries entered into a credit agreement with Citibank N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto, or the credit agreement, providing for (i) the six-year $400.0 million 2015 Term Loan Facility; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder, or the 2015 Senior Secured Credit Facility. The initial borrower under the 2015 Term Loan Facility is HPI. The credit agreement allows for us and certain of our other subsidiaries to become borrowers under the accordion or refinancing facilities. Loans under the 2015 Term Loan Facility bear interest, at each borrower’s option, at a rate equal to either the London Inter-Bank Offer Rate, or LIBOR, plus an applicable margin of 3.5% per year (subject to a 1.0% LIBOR floor), or the adjusted base rate plus 2.5%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus  ½ of 1% and (d) 2%. We borrowed the full $400.0 million available under the 2015 Term Loan Facility on May 7, 2015 as a LIBOR-based borrowing. The net proceeds from the 2015 Term Loan Facility were approximately $391.5 million.

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

We used the net proceeds from the 2015 Offering, the offering of the 2023 Senior Notes, borrowings under the 2015 Term Loan Facility and existing cash to fund our acquisition of Hyperion, repay the $300.0 million outstanding amounts under the 2014 Term Loan Facility plus the related $45.4 million make-whole fee, and pay prepayment premiums, fees and expenses in connection with the foregoing.

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

During the three months ended March 31, 2016, we issued an aggregate of 123,924 ordinary shares in connection with the exercise of stock options and received $0.9 million in proceeds.

During the three months ended March 31, 2016, we issued an aggregate of 469,725 ordinary shares in net settlement of vested restricted stock units and made payments for employee withholding taxes relating to share-based awards of $4.2 million.

During the three months ended March 31, 2016, we issued an aggregate of 13,584 ordinary shares in net settlement of vested performance stock units.

In May 2016, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to 5,000,000 of our ordinary shares. The timing and amount of repurchases, including whether we decide to repurchase any shares pursuant to the authorization, will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, our cash resources, restrictions under our credit agreement, and market conditions.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows as of and for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Cash and cash equivalents	$385,853	$544,211
Cash provided by (used in):
Operating activities	54,181	(70,739)
Investing activities	(523,257)	(1,439)
Financing activities	(4,266)	398,498

Operating Cash Flows

During the three months ended March 31, 2016, net cash provided by operating activities was $54.1 million compared to net cash used in operating activities of $70.7 million during the three months ended March 31, 2015. The increase in net cash provided by operating activities was primarily attributable to higher cash collections from accounts receivable balances as a result of an increase in sales of medicines, partially offset by higher cash outlays for contractual allowances, patient access programs and government rebates and chargebacks. This contrasted with the three months ended March 31, 2015, when net cash used in operating activities was significant, largely due to a full month of outstanding receivables relating to PENNSAID 2% following its launch in January 2015 and a $35.0 million operating cash outflow due to an increase in prepaid co-pays.

Cash provided by operating activities was negatively impacted during the three months ended March 31, 2016 due to cash payments of $11.7 million for costs related to acquisitions, $9.5 million for interest payments made on our 2015 Term Loan Facility and Exchangeable Senior Notes, $2.4 million of cash paid for income taxes and $2.0 million of cash paid for an upfront fee for a license of a patent. During the three months ended March 31, 2015, we made cash payments of $1.8 million for costs related to acquisitions, $7.3 million for interest payments, $5.7 million for induced conversions and debt extinguishment and related expenses, and $1.2 million for income taxes.

Investing Cash Flows

During the three months ended March 31, 2016 and 2015, net cash used in investing activities was $523.3 million and $1.4 million, respectively. The increase in net cash used in investing activities during the three months ended March 31, 2016 was primarily associated with $514.8 million of payments for the acquisition of Crealta, net of cash acquired, and $7.5 million payments for purchases of property and equipment.

Financing Cash Flows

During the three months ended March 31, 2016, net cash used in financing activities was $4.3 million compared to net cash provided by financing activities of $398.5 million during the three months ended March 31, 2015. The decrease in net cash provided by financing activities during the three months ended March 31, 2016 was primarily attributable to the absence of any new financings in the three months ended March 31, 2016. Net cash provided by financing activities during the three months ended March 31, 2015 was attributable to $388.0 million of net proceeds received from borrowings under the Exchangeable Senior Notes and $9.9 million of proceeds in connection with our issuance of an aggregate of 2,749,990 of our ordinary shares upon the exercise of warrants.

Contractual Obligations

During the three months ended March 31, 2016, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact a company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of our significant accounting policies is included in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our application of our critical accounting policies during the three months ended March 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 12, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in this report.

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

Foreign Currency Risk. Our purchase cost of ACTIMMUNE under our contract with Boehringer Ingelheim RCV GmbH & Co. KG as well as our sales contracts relating to LODOTRA are principally denominated in Euros and are subject to foreign currency risk. We also incur certain operating expenses in currencies other than the U.S. dollar in relation to our Irish operations and foreign subsidiaries, including Horizon Pharma Switzerland GmbH; therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had minimal impact on our results of operations and cash flows.

Inflation Risk. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. For the three months ended March 31, 2016, our top five customers, AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation, Morris and Dickson and Rochester Drug Company accounted for approximately 90% of total consolidated gross sales. For the three months ended March 31, 2015, our top five customers, American Specialty Pharmacy, Inc., AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation and Rochester Drug Company accounted for approximately 85% of total consolidated gross sales.

In addition, five customers, AmerisourceBergen, Cardinal Health, Inc., CVS Caremark, McKesson Corporation and Rochester Drug Company accounted for approximately 93% of our total outstanding accounts receivable balances at March 31, 2016. Five customers, American Specialty Pharmacy, Inc., AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation and Rochester Drug also accounted for approximately 93% of our total outstanding accounts receivable balances at March 31, 2015. Historically, we have not experienced any significant losses related to our accounts receivable balances.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. As discussed above, on January 13, 2016, we completed the Crealta acquisition. The results of operations of the acquired Crealta business are included in our results of operations beginning on January 13, 2016. We are currently in the process of evaluating and integrating Crealta’s historical internal controls over financial reporting with ours.

We are in the process of implementing new enterprise resource planning software, SAP, as part of a plan to integrate and upgrade our systems and processes. The implementation of this global software is scheduled to continue in phases over a number of years. During the first quarter of 2016, we migrated certain areas of our business to SAP, including financial reporting, financial planning and analysis and treasury. As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

During the three months ended March 31, 2016, other than continuing changes to our internal control processes resulting from the Crealta acquisition and new enterprise resource planning software, as discussed above, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 13, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

With respect to DUEXIS and VIMOVO, studies indicate that physicians do not commonly co-prescribe gastrointestinal, or GI, protective agents to high-risk patients taking nonsteroidal anti-inflammatory drugs, or NSAIDs. We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs regarding the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions. If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS and VIMOVO will be limited. Some physicians may also be reluctant to prescribe DUEXIS or VIMOVO due to the inability to vary the dose of ibuprofen and naproxen, respectively, or if they believe treatment with NSAIDs or GI protective agents other than those contained in DUEXIS and VIMOVO, including those of its competitors, would be more effective for their patients. With respect to each of DUEXIS, PENNSAID 2% w/w, or PENNSAID 2%, RAYOS/LODOTRA, VIMOVO and BUPHENYL, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payors. With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to further penetrate this limited market and obtain marketing approval for additional indications. With respect to RAVICTI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI. With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales and marketing strategies and life cycle management, including studies designed to test reduction of immunogenicity in KRYSTEXXA which could expand the patient population and usage of KRYSTEXXA. With respect to MIGERGOT, our ability to sustain sales will depend on the management of inventory levels and the continued awareness of its benefits among physicians. If our current medicines or any other medicine that we may seek approval for or acquire fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

Our future prospects are highly dependent on our ability to successfully formulate and execute commercialization strategies for each of our medicines. Failure to do so would adversely impact our financial condition and prospects.*

A substantial majority of our resources are focused on the commercialization of our current medicines. Our ability to generate significant medicine revenues and to achieve commercial success in the near-term will initially depend almost entirely on our ability to successfully commercialize these medicines in the United States. While DUEXIS was approved for marketing in the United Kingdom, or U.K., such approval sunset in March 2016.  DUEXIS is not approved in any other countries in Europe and we do not expect the opportunity for DUEXIS in Europe to be material. Therefore, we expect that our ability to successfully commercialize DUEXIS will depend on our sales and marketing efforts in the United States. Following our acquisition of the U.S. rights to VIMOVO in November 2013 and PENNSAID 2% in October 2014, our strategy has included bringing both medicines’ pricing in-line with DUEXIS and other branded NSAIDs, thereby significantly increasing the value we realize per prescription, and also increasing sales and marketing support to drive volume growth in prescriptions. We cannot guarantee that this strategy will continue to be effective generally, due to negative reactions to price increases or otherwise. Our strategy for RAYOS is to solely focus on the rheumatology indications approved for RAYOS where our Phase 3 clinical trial data supports our commercial plans. Our strategy with respect to ACTIMMUNE includes pursuing label expansion for additional indications, such as Friedreich’s ataxia, or FA, and price increases but we cannot be certain that our pricing strategy will not result in downward pressure on sales or that we will be able to successfully complete clinical trials and obtain regulatory approvals in additional indications. Although LODOTRA is approved for marketing in countries outside the United States, to date it has only been marketed in a limited number of countries. While we anticipate that LODOTRA will be marketed in additional countries as our distribution partner, Mundipharma International Corporation Limited, or Mundipharma, formulates its reimbursement strategy, the ability to market LODOTRA in additional countries will depend on Mundipharma’s ability to obtain reimbursement approvals in these countries.

Our strategy with respect to RAVICTI includes accelerating the transition of UCD patients from BUPHENYL or generic equivalents to RAVICTI, increasing the diagnosis of UCD and treatment of untreated UCD patients through patient and physician outreach, and increasing the price of the medicine. Part of our success in our strategy will be obtaining favorable results from an on-going study of the use of RAVICTI to treat UCD in patients less than two years of age, the timely submission of a supplemental new drug application and approval of RAVICTI for the treatment in UCD in patients less than two years of age, and we cannot guarantee that any of these events will occur on our anticipated timeline or at all. In November 2015, we received approval of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, for RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric UCD patients greater than two months of age. This authorizes us to market RAVICTI in all 28 Member States of the European Union, or EU, and will form the basis for recognition by the Member States of the European Economic Area, namely Norway, Iceland and Liechtenstein, for the medicine to be placed on the market. While we expect to commercially launch RAVICTI in Europe in 2017, we cannot guarantee we will be able to successfully implement our commercial plans for RAVICTI in Europe. Our strategy with respect to KRYSTEXXA includes the expansion of our sales force to approximately 80 rheumatology sales specialists, the planned enhancement of the KRYSTEXXA marketing campaign with improved immunogenicity data, continued volume growth and pricing optimization.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biopharmaceutical company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets in Europe where we have commercial rights. We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights. Prior to our commercial launch of DUEXIS in the United States in December 2011, we did not have any experience commercializing medicines on our own. In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Although we had expanded our sales force to approximately 520 sales representatives as of March 31, 2016, consisting of approximately 15 orphan disease sales representatives, 405 primary care sales representatives and 100 rheumatology sales specialists, we currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

As a result of the evolving role of various constituents in the prescription decision making process, we adjusted the profile of the sales representatives we hire for our primary care and rheumatology business units from those with traditional pharmaceutical sales experience to those with successful business to business experience. For example, we have faced challenges due to pharmacists increasingly switching a patient’s intended prescription from DUEXIS and VIMOVO to a generic or over-the-counter brand of their active ingredients. We have faced similar challenges for RAYOS, BUPHENYL and PENNSAID 2% with respect to generic brands. While we believe the profile of our representatives is better suited for this evolving environment, we cannot be certain that our representatives will be able to successfully protect our market for DUEXIS, PENNSAID 2%, RAYOS, BUPHENYL and VIMOVO or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel. To the extent we rely on additional third parties to commercialize any approved medicines, we may receive less revenue than if we commercialized these medicines ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts. In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization, we may not be able to commercialize our medicines and medicine candidates and execute on our business plan.

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

If we cannot successfully implement our patient access programs in the face of increasing pressure to reduce the price of medications, the adoption of our medicines by physicians, patients and payors may decline.*

There continues to be immense pressure from healthcare payors and pharmacy benefit managers, or PBMs, to use less expensive generics or over-the-counter brands instead of branded medicines. For example, two of the largest PBMs have placed DUEXIS and VIMOVO on their formulary exclusion lists. Additional healthcare plans, including those that contract with these PBMs but use different formularies, may also choose to exclude our medicines from their formularies or restrict coverage to situations where a generic or over-the-counter medicine has been tried first.  Many payors and PBMs also require patients to make co-payments for branded medicines, including many of our medicines, in order to incentivize the use of generic or other lower-priced alternatives instead.  Legislation enacted in most states in the United States allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician. Because our medicines (other than BUPHENYL) do not currently have FDA-approved generic equivalents in the United States, we do not believe our medicines should be subject to mandatory generic substitution laws. However we understand that some pharmacies may attempt to obtain physician authorization to switch prescriptions for DUEXIS or VIMOVO to prescriptions for multiple generic medicines with similar active pharmaceutical ingredients, or APIs, to ensure payment for the medicine if the physician’s prescription for the branded medicine is not immediately covered by the payor, despite such substitution being off-label in the case of DUEXIS. If these limitations in coverage and other incentives result in patients refusing to fill prescriptions or being dissatisfied with the out-of-pocket costs of their medications, or if pharmacies otherwise seek and receive physician authorization to switch prescriptions, not only would we lose sales on prescriptions that are ultimately not filled, but physicians may be dissuaded from writing prescriptions for our medicines in the first place in order to avoid potential patient non-compliance or dissatisfaction over medication costs, or to avoid spending the time and effort of responding to pharmacy requests to switch prescriptions.

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

There has been recent negative publicity regarding the use of specialty pharmacies and drug pricing.  Our patient access programs are not involved in the prescribing of medicines, and are solely to assist in ensuring that when a physician determines one of our medicines offers a potential clinical benefit to their patients and they prescribe one for an eligible patient, financial assistance may be available to reduce the patient’s out-of-pocket costs. In addition, all pharmacies that fill prescriptions for our medicines are fully independent, including those that participate in HorizonCares. We do not own or possess any option to purchase an ownership stake in any pharmacy that distributes our medicines, and our relationship with each pharmacy is non-exclusive and arm’s length. All of our sales are processed through pharmacies independent of us.  Despite this, the recent negative publicity regarding specialty pharmacies may result in physicians being less willing to participate in our patient access programs and thereby limit our ability to increase patient access and adoption of our medicines.

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

The HorizonCares program may implicate certain state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. We have a compliance program in place to address adherence with various laws and regulations relating to the selling, marketing and manufacturing of our medicines, as well as certain third-party relationships, including pharmacies. Specifically with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in the HorizonCares program, to confirm their activities, adjudication and practices are consistent with our compliance policies and guidance. Despite our compliance efforts, to the extent the HorizonCares program is found to be inconsistent with applicable laws or the pharmacies that participate in our patient access programs do not comply with applicable laws, we may be required to restructure or discontinue such programs, terminate our relationship with certain pharmacies, or be subject to other significant penalties. In November 2015, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents and information related to our patient access programs and other aspects of our marketing and commercialization activities. We are unable to predict how long this investigation will continue or its outcome, but we anticipate that we may incur significant costs in connection with the investigation, regardless of the outcome. We may also become subject to similar investigations by other governmental agencies. The investigation by the U.S. Attorney’s Office and any additional investigations of our patient access programs and sales and marketing activities may result in damages, fines, penalties or other administrative sanctions against us.

Even if we are successful in increasing the use our patient access programs, these programs may become too costly for us to maintain if we are unable to maintain or enhance payor reimbursement of our medicines.  The aggregate commercial value of our patient access programs for the three months ended March 31, 2016 was $388.6 million. If additional formularies place our medicines on their exclusion lists or increase the co-payments applicable to our medicines, our cost of ensuring that patients have low-cost access to our medicines will increase and our profitability could decline. If the cost of maintaining our patient access programs increases relative to our sales revenues, we could be forced to reduce the amount of patient financial assistance that we offer or otherwise scale back or eliminate such programs, which could in turn have a negative impact on physicians’ willingness to prescribe and patients’ willingness to fill prescriptions of our medicines.

If we are unable to successfully implement our commercial plans and facilitate adoption by patients and physicians of any approved medicines through our sales, marketing and commercialization efforts then we will not be able to generate sustainable revenues from medicine sales which will have a material adverse effect on our business and prospects.

We are solely dependent on third parties to commercialize certain of our medicines outside the United States. Failure of these third parties or any other third parties to successfully commercialize our medicines and medicine candidates in the applicable jurisdictions could have a material adverse effect on our business.*

We rely on Mundipharma for commercialization of LODOTRA in various European countries and certain Asian, Latin American, Middle Eastern, African and other countries. We rely on other third-party distributors for commercialization of BUPHENYL in certain territories outside the United States for which we currently have rights. We have limited contractual rights to force these third parties to invest significantly in commercialization of LODOTRA or BUPHENYL in our markets. In the event that Mundipharma or our current ex-U.S. distributors for BUPHENYL or any other third-party with any future commercialization rights to any of our medicines or medicine candidates fail to adequately commercialize those medicines or medicine candidates because they lack adequate financial or other resources, decide to focus on other initiatives or otherwise, our ability to successfully commercialize our medicines or medicine candidates in the applicable jurisdictions would be limited, which would adversely affect our business, financial condition, results of operations and prospects. We have had disagreements with Mundipharma under our European agreements and may continue to have disagreements, which could harm commercialization of LODOTRA in Europe or result in the termination of our agreements with Mundipharma. We also rely on Mundipharma’s ability to obtain regulatory approval for LODOTRA in certain Asian, Latin American, Middle Eastern, African and other countries. In addition, our agreements with Mundipharma and our agreements with our current ex-U.S. distributors for BUPHENYL may be terminated by either party in the event of a bankruptcy of the other party or upon an uncured material breach by the other party. If these third parties terminated their agreements, we may not be able to secure an alternative distributor in the applicable territory on a timely basis or at all, in which case our ability to generate revenues from the sale of LODOTRA or BUPHENYL outside the United States would be materially harmed.

Our medicines are subject to extensive regulation, and we may not obtain additional regulatory approvals for our medicines.*

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

Hyperion Therapeutics Inc., or Hyperion, submitted a New Drug Submission to Health Canada, or HC, for approval to market RAVICTI in Canada. In March 2016, HC issued a Notice of Compliance for RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric patients two years of age and older with UCDs, and we plan to launch RAVICTI in Canada during 2016. However, if we are unable to obtain any further approvals for RAVICTI outside the United States, Canada and Europe, or determine that commercializing RAVICTI outside the United States, Canada and Europe is not economically viable, the market potential of RAVICTI will be limited.

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

We have rights to medicines in the United States but have no control over third parties that have rights to commercialize those medicines in other jurisdictions, which could adversely affect our commercialization of these medicines in the United States.*

Boehringer Ingelheim RCV GmbH & Co. KG, or Boehringer Ingelheim, has rights to commercialize ACTIMMUNE, known as IMUKIN, outside the United States, Canada and Japan, and AstraZeneca AB, or AstraZeneca, has retained its existing rights to VIMOVO in territories outside of the United States, including the right to use the VIMOVO name and related trademark. While we have the worldwide rights to BUPHENYL, the marketing and distribution rights are licensed to Swedish Orphan Biovitrum AB, or SOBI, through the end of 2016. Similarly, Nuvo Research Inc., or Nuvo, has retained its rights to PENNSAID 2% in territories outside of the United States and has announced its intention to seek commercialization partners outside the United States. We have little or no control over Boehringer Ingelheim’s activities with respect to IMUKIN outside the United States, Canada and Japan, over AstraZeneca’s activities with respect to VIMOVO outside of the United States, over SOBI’s activities with respect to BUPHENYL in Europe, certain Asian, Latin American, Middle Eastern, North African and other countries or over Nuvo’s or its future commercial partners’ activities with respect to PENNSAID 2% outside of the United States, even though those activities could impact our ability to successfully commercialize ACTIMMUNE, VIMOVO, BUPHENYL and PENNSAID 2% in the United States. For example, AstraZeneca or its assignees or Nuvo or its assignees can make statements or use promotional materials with respect to VIMOVO or PENNSAID 2%, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell VIMOVO or PENNSAID 2%, respectively, in foreign countries, including Canada, at prices that are dramatically lower than the prices we charge in the United States. These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States, in particular because AstraZeneca is continuing to market VIMOVO outside the United States under the same VIMOVO brand name that we are using in the United States. In addition, medicine recalls or safety issues with ACTIMMUNE, VIMOVO, BUPHENYL or PENNSAID 2% outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market ACTIMMUNE, VIMOVO, BUPHENYL and PENNSAID 2%. We also rely on Boehringer Ingelheim, AstraZeneca, SOBI and Nuvo or their assignees to provide us with timely and accurate safety information regarding the use of ACTIMMUNE, VIMOVO, BUPHENYL or PENNSAID 2%, respectively, outside of the United States (and outside of Canada and Japan with regards to Boehringer Ingelheim), as we have or will have limited access to this information ourselves.

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

Although we have entered into supply agreements for the manufacture of our medicines, our manufacturers may not perform as agreed or may terminate their agreements with us. Under our manufacturing and supply agreement with Sanofi-Aventis U.S. LLC, or Sanofi-Aventis U.S., either we or Sanofi-Aventis U.S. may terminate the agreement upon an uncured breach by the other party or without cause upon two years prior written notice. Under our master manufacturing services and medicine agreement with Patheon Pharmaceuticals Inc., or Patheon, for finished VIMOVO medicine, either we or Patheon may terminate the agreement for uncured material breach by the other party or upon the other party’s bankruptcy or insolvency, we may terminate the agreement if any regulatory authority takes any action or raises any objection that prevents us from commercializing the VIMOVO medicine and Patheon may terminate the agreement if we assign our rights or obligations under the agreement to a competitor of Patheon or to a party that, in the reasonable opinion of Patheon, is not a credit worthy substitute for us, or in certain other circumstances where we assign the agreement without Patheon’s consent. Our manufacturing agreement with Boehringer Ingelheim has a term that runs until July 31, 2020, but the agreement may be terminated earlier by either us or Boehringer Ingelheim for an uncured material breach by the other party or upon the other party’s bankruptcy or insolvency. Under our manufacturing and supply agreement with Jagotec AG, or Jagotec, either we or Jagotec may terminate the agreement in the event of an insolvency, liquidation or bankruptcy of the other party or upon an uncured breach by the other party. While we have the right to receive a continuing supply of RAYOS/LODOTRA from Jagotec for a period of 24 months after termination, we would need to move our manufacturing to our alternate supplier of RAYOS/ LODOTRA, Bayer Pharma AG, in such an event and we may have to qualify a new back-up manufacturer. The term of our supply agreement with Nuvo for PENNSAID 2% is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. With respect to BUPHENYL, our supply agreement with Pharmaceutics International, Inc., or PII, is in place until April 1, 2017, however, the agreement may be terminated earlier by either party. The term of our manufacturing agreement with Halo Pharmaceutical, Inc. for RAVICTI runs until July 4, 2018, however, the agreement may be terminated earlier in the case of breach by either party if the other party is in material breach of any provision of the agreement and the other party fails to remedy such a breach within thirty days, or by us at any time for any reason. Our master services agreement with Lyne Laboratories, Inc., or Lyne, for RAVICTI runs until February 1, 2017, with provision for 12 monthly auto renewals thereafter, unless 6 months’ written notice is provided by either party. The agreement may be terminated earlier, on 30 days’ notice, in case of breach by either party. Our manufacturing and supply agreement with Bio-Technology General (Israel) Ltd., or BTG Israel, for KRYSTEXXA bulk medicine terminates on December 15, 2018, and we are seeking a new manufacturer. Under the terms of the agreement BTG Israel has the obligation to convey all the know-how, licensed improvements, and other information related to the processing of the bulk medicine sufficient to enable us to manufacture the medicine. BTG Israel also has an obligation not to compete against KRYSTEXXA for a period of 30 months subsequent to the termination of the agreement. If we determine to move the manufacture of the bulk medicine out of Israel, we may be required to pay additional costs and to obtain the approval of the Office of the Chief Scientist (Israel), or OCS, because certain KRYSTEXXA intellectual property was developed with a grant funded by OCS. Under the terms of our agreement, BTG Israel must help us obtain such consent, but we can provide no assurance that the OCS will grant us approval to move the manufacturing outside of Israel. If we are unable to obtain such consent and we do not select a different supplier located in Israel, we may be required to pay additional amounts as repayment for the OCS grant funding. We rely on safety stock to mitigate the risk of our current suppliers electing to cease producing bulk drug medicine or ceasing to do so at acceptable prices and quality. However, we can provide no assurance that such safety stocks would be sufficient to avoid supply shortfalls in the event we have to identify and qualify new contract manufacturers.

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

We have experienced recent growth and expanded the size of our organization substantially in connection with our recent acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine or company acquisitions.*

As of December 31, 2010 and prior to the commercial launch of DUEXIS, we employed approximately 40 full-time employees as a consolidated entity. As of March 31, 2016, we employed approximately 890 full-time employees, including approximately 520 sales representatives, representing a substantial change to the size of our organization over a relatively short period of time. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

We face significant competition from other biotechnology and pharmaceutical companies, including those marketing generic medicines and our operating results will suffer if we fail to compete effectively.*

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and international markets, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Additional consolidations in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors and we will have to find new ways to compete and may have to potentially merge with or acquire other businesses to stay competitive. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or in-licensing on an exclusive basis, medicines that are more effective and/or less costly than our medicines.

DUEXIS and VIMOVO face competition from other NSAIDs, including Celebrex® which is marketed by Pfizer Inc., and is also a generic medicine known as celecoxib and marketed by other pharmaceutical companies. DUEXIS and VIMOVO also face significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers. Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS or VIMOVO. PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2% and Voltaren Gel, marketed by Endo Pharmaceuticals Solutions Inc., which is the market leader in the topical NSAID category. Legislation enacted in most states in the United States allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician. Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe DUEXIS, PENNSAID 2% or VIMOVO, those prescriptions may not result in sales. If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS or generic naproxen and branded Nexium® (esomeprazole) as a substitute for VIMOVO or generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, sales of DUEXIS, PENNSAID 2% and VIMOVO may suffer despite any success we may have in promoting DUEXIS, PENNSAID 2% or VIMOVO to physicians. In addition, other medicine candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known or FDA approved, may be developed and compete with DUEXIS or VIMOVO, respectively, in the future. While KRYSTEXXA faces limited direct competition, a number of competitors have drugs in Phase 1 or Phase 2 trials. On December 22, 2015, AstraZeneca secured approval from the FDA for ZURAMPIC (lesinurad) 200mg tablets in combination with a xanthine oxidase inhibitor, or XOI, for the treatment of hyperuricemia associated with gout in patients who have not achieved target serum uric acid (sUA) levels with an XOI alone. In April 2016, the U.S. rights to ZURAMPIC were licensed to Ironwood Pharmaceuticals Inc. Although ZURAMPIC is not a direct competitor because it has not been approved for refractory gout, this therapy could be used prior to use of KRYSTEXXA and if effective, could reduce the target patient population for KRYSTEXXA.

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

On April 18, 2016, we entered into a settlement and license agreement, or the Amneal settlement agreement, with Amneal Pharmaceuticals LLC, or Amneal, relating to patent infringement litigation with Amneal. Under the Amneal settlement agreement, we granted Amneal a non-exclusive license to manufacture and commercialize Amneal’s generic version of PENNSAID 2% in the United States after the license effective date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Amneal’s generic version of PENNSAID 2% during certain limited periods prior to the license effective date. Under the Amneal settlement agreement, the license effective date is January 10, 2029; however, Amneal may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation or the entry of other third-party generic versions of PENNSAID 2%. In certain circumstances following the entry of other third-party generic versions of PENNSAID 2%, we may be required to supply Amneal PENNSAID 2% as our non-exclusive, authorized distributor of generic PENNSAID 2%, with us receiving specified percentages of any net sales by Amneal. We also agreed that if we enter into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, we will amend the Amneal settlement agreement to provide Amneal with terms that are no less favorable than those provided to the other parties.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey against several companies intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the FDA’s Orange Book, or Orange Book. These cases are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s; (ii) Lupin Limited and Lupin Pharmaceuticals Inc., or collectively Lupin; (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc., or collectively Mylan; and (iv) Actavis FL and Actavis Pharma, Inc., or collectively Actavis Pharma. The cases arise from Paragraph IV Patent Certification notice letters from each of Dr. Reddy’s, Lupin, Mylan and Actavis Pharma advising each had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against several companies intending to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the PENNSAID 2% cases, and involve the following sets of defendants: (i)  Actavis Laboratories UT, Inc., formerly known as Watson Laboratories, Inc., Actavis, Inc. and Actavis plc, or collectively Actavis; (ii) Lupin; (iii) Teligent, Inc., formerly known as IGI Laboratories, Inc., or Teligent; and (iv) Amneal. These cases arise from Paragraph IV Patent Certification notice letters from each of Actavis, Lupin, Teligent and Amneal advising each had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit. On April 18, 2016, we entered into the Amneal settlement agreement relating to our on-going patent infringement litigation with Amneal. This settlement agreement is subject to FTC and DOJ review and entry of a stipulation of dismissal with the court regarding the litigation. The Amneal settlement agreement provides for a full settlement and release by both the Company and Amneal of all claims that were or could have been asserted in the litigation and that arise out of the issues that were the subject of the litigation or Amneal’s generic version of PENNSAID 2%. On May 2, 2016, our on-going patent infringement litigation with Teligent was dismissed without prejudice after the filing of a joint stipulation of dismissal by the parties.

Patent litigation is currently pending in the United States District Court for the Eastern District of Texas and in the United States District Court for the District of New Jersey against Par Pharmaceutical, Inc., or Par Pharmaceutical, and Lupin, respectively, who are each intending to market generic versions of RAVICTI prior to the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the RAVICTI cases and arise from Paragraph IV Patent Certification notice letters from each of Par Pharmaceutical and Lupin advising each had filed an ANDA with the FDA seeking approval to market a generic version of RAVICTI before the expiration of the patents-in-suit.

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

BUPHENYL’s composition of matter patent protection and orphan drug exclusivity have expired. Because BUPHENYL has no regulatory exclusivity or listed patents, there is nothing to prevent a competitor from submitting an ANDA for a generic version of BUPHENYL and receiving FDA approval. In November 2011, Ampolgen Pharmaceuticals, LLC received FDA approval for a generic version of NaPBA tablets, which may compete with RAVICTI and BUPHENYL in treating UCD. In March 2013, SigmaPharm Laboratories, LLC received FDA approval for a generic version of NaPBA powder, which competes with BUPHENYL and may compete with RAVICTI in treating UCD. In July 2013, Lucane Pharma, or Lucane, received marketing approval from the EMA for taste-masked NaPBA and has announced a distribution partnership in Canada. In January 2015, Lucane announced it had received marketing approval for its taste masked NaPBA in Canada. We believe Lucane is also seeking approval via an ANDA in the United States. If this ANDA is approved, this formulation may compete with RAVICTI and BUPHENYL in treating UCD in the United States. Generic versions of BUPHENYL to date have been priced at a discount relative to BUPHENYL or RAVICTI, and physicians, patients, or payors may decide that this less expensive alternative is preferable to BUPHENYL and RAVICTI. If this occurs, sales of BUPHENYL and/or RAVICTI could be materially reduced, but we would nevertheless be required to make royalty payments to Ucyclyd Pharma, Inc., or Ucyclyd, and another external party, at the same royalty rates. While Ucyclyd and its affiliates are generally contractually prohibited from developing or commercializing new medicines, anywhere in the world, for the treatment of UCD or HE, which are chemically similar to RAVICTI, they may still develop and commercialize medicines that compete with RAVICTI. For example, medicines approved for indications other than UCD and HE may still compete with RAVICTI if physicians prescribe such medicines off-label for UCD or HE. We are also aware that Orphan Europe SARL, or Orphan Europe, is conducting a clinical trial of carglumic acid to treat some of the UCD enzyme deficiencies for which RAVICTI was approved. Promethera Biosciences SA has successfully completed Phase I/II trials of its cell-based therapy for the treatment of UCD and plans to conduct a Phase IIb/III clinical trial. Carglumic acid is approved for maintenance therapy for chronic hyperammonemia and to treat hyperammonenic crises in N¬acetylglutamate synthase deficiency, a rare UCD subtype, and is sold under the name Carbaglu. If the results of this trial are successful and Orphan Europe is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, RAVICTI would face additional competition from this compound.

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

If we are unable to maintain or realize the benefits of orphan drug exclusivity for RAVICTI for the treatment of UCD or KRYSTEXXA for the treatment of chronic refractory gout in the United States, we may face increased competition.*

Under the Orphan Drug Act of 1983, the FDA may designate a medicine as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. RAVICTI was granted orphan drug exclusivity by the FDA in May 2013, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until May 2020, seven years from the date of its approval. KRYSTEXXA has also been granted orphan drug exclusivity in February 2011, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until February 2018. However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering RAVICTI or KRYSTEXXA, we could be subject to generic competition and revenues from RAVICTI or KRYSTEXXA could decrease materially. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as RAVICTI or KRYSTEXXA despite orphan drug exclusivity, we may face increased competition and lose market share with respect to RAVICTI or KRYSTEXXA. Neither RAVICTI nor KRYSTEXXA have orphan drug exclusivity in the EU or other regions of the world.

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

Similarly, from time to time we are involved in disputes with distributors, PBMs and licensing partners regarding our rights and performance of obligations under contractual arrangements. For example, we are currently in litigation with Express Scripts, Inc., or Express Scripts, regarding the payment of certain rebates and administrative fees Express Scripts claims we owe under a previous agreement. In its complaint, Express Scripts seeks damages of $139.9 million for alleged unpaid rebates and administrative fees as of October 1, 2015, additional potential rebates and administrative fees through the end of 2015, late fees, interest, and attorneys’ fees and costs. Based upon the terms of the agreement and Express Scripts’ actions, we believe that Express Scripts’ claims are without merit and we intend to vigorously defend against them. However, we cannot predict the outcome of this litigation.

Litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us.

On June 12, 2014, Hyperion acquired Andromeda Biotech Ltd, or Andromeda, an Israeli company developing DiaPep277® for the treatment of recent onset Type 1 diabetes, from Clal Biotechnology Industries Ltd., or CBI. On September 8, 2014, Hyperion announced the termination of further development of DiaPep277 beyond completion of the ongoing clinical trial as a result of evidence Hyperion uncovered that certain employees of Andromeda engaged in serious misconduct that compromised clinical trial results. Hyperion subsequently terminated the Andromeda employees involved in the misconduct and became involved in a legal dispute with CBI related to Andromeda. On February 16, 2015 Hyperion reached an agreement with CBI and Yeda Research and Development Company Ltd., or Yeda, the company from which Andromeda licenses the underlying DiaPep277 technology, to resolve DiaPep277-related claims against one another, and Hyperion granted CBI an option to acquire all of the outstanding stock of Andromeda. On September 30, 2015, which was the end of the option exercise period, CBI chose not to exercise its option to acquire all of the outstanding stock of Andromeda. In connection with the agreement, the parties appointed a steering committee to oversee the completion of an on-going clinical trial of DiaPep277 with representatives of CBI and Yeda and a non-voting member appointed by Hyperion. Also on February 16, 2015, Hyperion entered into a release with Evotec International GmbH, or Evotec, pursuant to which Evotec released its previously asserted claims that it was entitled to a milestone payment from Hyperion in connection with Hyperion’s acquisition of Andromeda and that it had suffered harm from recent incidents in relation to DiaPep277 in exchange for a payment of $500,000 from Hyperion. In connection with the settlement agreement, CBI transferred to Hyperion beneficial ownership of 96,612 shares of Hyperion common stock. CBI cannot complete the transfer until it obtains a valid withholding tax certificate from the tax authority in Israel exempting CBI from an obligation to withhold Israeli taxes in connection with the transfer. In March 2016, the withholding tax certificate application was filed with the Israeli tax authority. It is possible that this transfer will be delayed and it is possible we may owe taxes in Israel in connection with this transfer. The voluntary liquidation process of Andromeda was approved by the board of its immediate parent Horizon Pharma Israel Holding Corp. Limited in December 2015.

Although the Andromeda release agreements resolved the disputes among the parties relating to DiaPep277, we cannot be certain that additional legal disputes will not arise with respect to Andromeda, including in connection with the completed Phase 3 clinical trial of DiaPep277, the termination of DiaPep277 development by us and the return of related intellectual property to Yeda following CBI’s decision to not exercise its option. Further, under the terms of the release agreement, Hyperion agreed to retain certain liabilities relating to its ownership of Andromeda, including any liability related to or based on the misconduct of certain former Andromeda employees that led to its decision to terminate further development of DiaPep277. For example, in February 2015, one of the former employees of Andromeda sued Hyperion in Israeli labor court for wrongful dismissal and related employment causes of action. In addition to these potential liabilities, we may incur currently unknown liabilities related to Hyperion’s acquisition of Andromeda. Any such potential legal dispute could lead to costly litigation, divert management’s attention from our core business and harm our business.

A variety of risks associated with operating our business and marketing our medicines internationally could materially adversely affect our business.*

In addition to our U.S. operations, we have operations in Ireland, Bermuda, the Grand Duchy of Luxembourg, or Luxembourg, Switzerland, Germany, Canada and in Israel (through Andromeda). Moreover, LODOTRA is currently being marketed in a limited number of countries outside the United States, and Mundipharma is in the process of obtaining pricing and reimbursement approval for, and preparing to market, LODOTRA in other European countries, as well as in certain Asian, Latin American, Middle Eastern and African countries. Also, Grünenthal S.A. is in the registration process for the commercialization of DUEXIS in Latin America. BUPHENYL is currently marketed in various territories outside the United States by third-party distributors.  RAVICTI received marketing approval in the EU in November 2015 and we plan to begin commercializing RAVICTI in Europe in 2017. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

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

Our recent medicine and company acquisitions and any other strategic transactions that we may pursue in the future could have a variety of negative consequences, and we may not realize the benefits of such transactions or attempts to engage in such transactions.*

We have recently completed multiple medicine and company acquisitions and our strategy is to engage in additional strategic transactions with third parties, such as acquisitions of companies or divisions of companies and asset purchases of medicines, medicine candidates or technologies that we believe will complement or augment our existing business. We may also consider a variety of other business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and other investments. Any such transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose significant integration challenges, create additional tax, legal, accounting and operational complexities in our business, require additional expertise, result in dilution to our existing shareholders and disrupt our management and business, which could harm our operations and financial results. For example, in connection with our acquisition of the U.S. rights to VIMOVO, we assumed primary responsibility for the existing patent infringement litigation with respect to VIMOVO, and have also agreed to reimburse certain legal expenses of Pozen Inc., who subsequently entered into a business combination with Tribute Pharmaceuticals Canada Inc. to become known as Aralez Pharmaceuticals Inc., or Aralez, with respect to its continued involvement in such litigation, and we assumed responsibility for the existing patent infringement litigation with respect to RAVICTI upon the closing of the acquisition of Hyperion and have assumed responsibility for completing post-marketing clinical trials of RAVICTI that are required by the FDA and are ongoing. We expect that the RAVICTI litigation will result in substantial on-going expenses and potential distractions to our management team. Moreover, we face significant competition in seeking appropriate strategic transaction opportunities and the negotiation process for any strategic transaction can be time-consuming and complex. In addition, we may not be successful in our efforts to engage in certain strategic transactions because our financial resources may be insufficient and/or third parties may not view our commercial and development capabilities as being adequate. We may not be able to expand our business or realize our strategic goals if we do not have sufficient funding or cannot borrow or raise additional capital. There is no assurance that following any of our recent acquisition transactions or any other strategic transaction, we will achieve the anticipated revenues, net income, tax or other benefits that we believe justify such transactions. In addition, any failures or delays in entering into strategic transactions anticipated by analysts or the investment community could seriously harm our consolidated business, financial condition, results of operations or cash flow.

Our parent company may not be able to successfully maintain its current advantageous tax status and resulting tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.*

Our parent company is incorporated in Ireland and maintains subsidiaries in multiple jurisdictions, including Ireland, the U.K, the United States, Switzerland, Luxembourg, Germany, Canada and Bermuda. Prior to the acquisition of Vidara, Vidara was able to achieve a favorable tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. We are continuing a substantially similar structure and arrangements. Taxing authorities, such as the U.S. Internal Revenue Service, or IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We expect that these challenges will continue as a result of the recent increase in scrutiny and political attention on corporate tax structures. The IRS may challenge our structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our medicines or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Under Section 7874, a foreign corporation will be treated as a U.S. corporation for U.S. federal tax purposes if, due to an acquisition of a U.S. corporation, at least 80 percent of its stock (by vote or value) is held by former stockholders of the acquired U.S. corporation. We believe that we should be treated as a foreign corporation because the former stockholders of Horizon Pharma, Inc., or HPI, owned (within the meaning of Section 7874) less than 80 percent (by both vote and value) of the combined entity’s stock immediately after the acquisition of Vidara, we believe our parent company qualifies as a foreign corporation for U.S. federal income tax purposes following the acquisition of Vidara. However, there can be no assurance that there will not exist in the future a subsequent change in the facts or in law which might cause our parent company to be treated as a domestic corporation for U.S. federal income tax purposes, including with retroactive effect.

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

Future changes to U.S. and non-U.S. tax laws could materially adversely affect our company.*

Under current law, we expect our parent company to be treated as a foreign corporation for U.S. federal income tax purposes. However, changes to the rules in Section 7874 of the Code or regulations promulgated thereunder or other guidance issued by the U.S. Department of the Treasury, or the U.S. Treasury, or the IRS could adversely affect our parent company’s status as a foreign corporation for U.S. federal income tax purposes, and any such changes could have prospective or retroactive application. If our parent company is treated as a domestic corporation, more of our income will be taxed by the United States which may substantially increase our effective tax rate.

On April 4, 2016, the U.S. Treasury and the IRS issued temporary regulations that expand the scope of transactions subject to the rules designed to eliminate the U.S. tax benefits of inversions. Under the temporary regulations, the former stockholders of U.S. corporations acquired by a foreign corporation within 36 months of the signing date of the last such acquisition are aggregated for the purpose of determining whether the foreign corporation will be treated as a domestic corporation for U.S. federal tax purposes because at least 80 percent of the stock of the foreign corporation is held by former stockholders of a U.S. corporation. The requirement to aggregate the stockholders in such acquisitions for the purpose of determining whether the 80 percent threshold is met may limit our ability to use our stock to acquire U.S. corporations or their assets in the future.

The U.S. Treasury and the IRS also issued proposed regulations on April 4, 2016 that address whether an interest in a related corporation is debt or equity. The proposed regulations would treat certain inter-company debt issued on or after that date as equity including, subject to certain exceptions, inter-company debt issued in certain distributions, acquisitions of related party stock and asset reorganizations. As drafted, the proposed regulations would limit the ability of our U.S. group to deduct interest on such new inter-company debt. The proposed regulations could also result in recharacterization of inter-company debt to equity for inter-company debt incurred to provide funding for an acquisition by the U.S. group if, and to the extent of, certain cash or property transfers by our U.S. group to the foreign affiliates within 36 months before or after these inter-company borrowings. These limitations could result in more of our future income being taxed by the United States and thereby increase our effective tax rate.

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

In addition, the Organization for Economic Co-operation and Development released its Base Erosion and Profit Shifting project final report on October 5, 2015. This report provides the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on inter-company debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction). Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions. As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than it is currently taxed, which may substantially increase our effective tax rate.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our executive committee composed of our Chairman, President and Chief Executive Officer, Timothy P. Walbert; our Executive Vice President, Chief Business Officer, Robert F. Carey; our Executive Vice President, Chief Financial Officer, Paul W. Hoelscher; our Executive Vice President, Company Secretary and Managing Director, Ireland, David G. Kelly; our Executive Vice President, Chief Operating Officer, Barry J. Moze; our Executive Vice President, Research and Development and Chief Medical Officer, Jeffrey W. Sherman, M.D., FACP; our Executive Vice President, General Counsel, Brian K. Beeler; our Executive Vice President, Strategy and Investor Relations, John B. Thomas; our  Executive Vice President, Global Orphan Business Unit and International Operations, George Hampton; our Senior Vice President, Commercial Operations, Timothy J. Ackerman; and our  Senior Vice President, Corporate Communications, Geoffrey M. Curtis. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide performance stock units, or PSUs, and stock options and restricted stock units that vest over time. The value to employees of PSUs, stock options and restricted stock units will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

Despite our efforts to retain valuable employees, members of our management, sales and marketing, regulatory affairs, clinical development, medical affairs and development teams may terminate their employment with us on short notice. Although we have written employment arrangements with all of our employees, these employment arrangements generally provide for at-will employment, which means that our employees can leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior sales and marketing and scientific and medical personnel.

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

We are, with respect to our current medicines, and will be, with respect to any other medicine or medicine candidate for which we obtain FDA approval or which we acquire, subject to ongoing FDA obligations and continued regulatory review, which may result in significant additional expense. Additionally, any other medicine candidate, if approved by the FDA, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines.*

Any regulatory approvals that we obtain for our medicine candidates may also be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the medicine candidate. In addition, with respect to our current FDA-approved medicines (and with respect to our medicine candidates, if approved), the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the medicine are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, good clinical practices, or GCPs, international conference on harmonization regulations, or ICH regulations, and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our medicines in clinical development, for any clinical trials that we conduct post-approval. In connection with our November 2013 acquisition of the U.S. rights to VIMOVO, we assumed responsibility for completing an ongoing Pediatric Research Equity Act post-marketing requirement study in children 12 years to 16 years and 11 months of age with Juvenile RA. This report was submitted to the FDA in December 2015. With respect to RAVICTI, the FDA imposed several post-marketing requirements and a post-marketing commitment, which include remaining obligations to conduct studies in UCD patients during the first two months of life and from two months to two years of age, including a study of the pharmacokinetics in both age groups, and a randomized study to determine the safety and efficacy in UCD patients who are treatment naïve to phenylbutyrate treatment. These studies have targeted sNDA submission dates of the second quarter of 2016 for UCD patients from two months to two years of age and the first quarter of 2018 for UCD patients during the first two months of life. In connection with our acquisition of Crealta Holdings LLC, or Crealta, in January 2016, we assumed responsibility for an observational study related to KRYSTEXXA. Thus far in this study there have been no new safety signals and the reported safety results parallel those in the KRYSTEXXA product label. We are continuing to screen and enroll patients in the near term.

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

Coverage and reimbursement may not be available, or reimbursement may be available at only limited levels, for our medicines, which could make it difficult for us to sell our medicines profitably or to successfully execute planned medicine price increases.*

Market acceptance and sales of our medicines will depend in large part on global coverage and reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. Successful commercialization of our medicines will depend in part on the availability of governmental and third-party payor reimbursement for the cost of our medicines. Government health administration authorities, private health insurers and other organizations generally provide reimbursement for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for medicines and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the EU and other significant or potentially significant markets for our medicines and medicine candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medicines and services, particularly for new and innovative medicines and therapies, which has resulted in lower average selling prices. Further, the increased scrutiny of prescription drug pricing practices and emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on medicine pricing, reimbursement and usage, which may adversely affect our medicine sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. These pressures may create negative reactions to any medicine price increases, or limit the amount by which we may be able to increase our medicine prices, which may adversely affect our medicine sales and results of operations.

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

Outside of the United States, the success of our medicines, including LODOTRA, BUPHENYL and RAVICTI, will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. To date, reimbursement for LODOTRA has been obtained in Germany, Italy, Sweden and Switzerland. Mundipharma is seeking coverage for LODOTRA in a number of countries and currently sells LODOTRA without coverage in a limited number of countries. BUPHENYL is marketed in select countries throughout Europe, the Middle East and the Asia-Pacific region. With respect to RAVICTI, we expect to begin commercializing the medicine in Europe in 2017. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our medicines on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the medicine or as volumes increase. Many countries in the EU have increased the amount of discounts required on medicines, which we believe has impacted the reimbursement rates and timing to launch for LODOTRA to date, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. As a result of these pricing practices, it may become difficult to achieve or sustain profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and legislative proposals relating to outcomes and quality. For example, in March 2016, the Centers for Medicare & Medicaid Services announced a Proposed Rule, open for public comment until May 9, 2016, that would test new payment models for Medicare Part B prescription drugs, and provider services incident to, or otherwise related, to such drugs. This Proposed Rule would not take effect until it is finalized with an effective date and then released to the public. Generally, the Proposed Rule includes payment models that are designed on quality and value propositions and include incentives to drive utilization of efficient therapies and make payments based on clinical outcomes. This Proposed Rule greatly differs from the current reimbursement methodology for Medicare Part B drugs.

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

We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved medicine. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription medicines, lower reimbursements for providers using our medicines, reduce medicine utilization and adversely affect our business and results of operations. It is unclear whether and to what extent, if at all, other potential developments resulting from the ACA, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us with additional revenue to offset the annual excise tax (on certain medicine sales) enacted under the ACA, subject to limited exceptions. It is possible that the tax burden, if ours is not excepted, would adversely affect our financial performance, which in turn could cause the price of our ordinary shares to decline. The ACA, among other things, also established a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Further, certain hospitals and other providers, or covered entities, may access the 340B Drug Pricing Program, administered by the Health Resources and Services Administration, or HRSA, to obtain discounted prices on “covered outpatient drugs” (prescription drugs and biologics other than vaccines) from drug manufacturers. Generally, manufacturers must offer 340B discounts to these covered entities as a prerequisite to Medicaid reimbursement for the drugs. The discount amount to “patients” (as defined by HRSA) of covered entities is significant. The number of covered entities that may access the 340B prices has been growing and includes certain free-standing cancer hospitals.

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

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or if they experience regulatory compliance issues, we may not be able to obtain regulatory approval for or commercialize our medicine candidates and our business could be substantially harmed.*

We have agreements with third-party contract research organizations, or CROs, to conduct our clinical programs, including those required for post-marketing commitments, and we expect to continue to rely on CROs for the completion of on-going and planned clinical trials. We may also have the need to enter into other such agreements in the future if we were to develop other medicine candidates or conduct clinical trials in additional indications for our existing medicines. In connection with our on-going Phase 3 study to evaluate ACTIMMUNE for the treatment of FA, we are working with the Clinical Trials Coordination Center, an academic research organization, or ARO, that is part of the Center for Human Experimental Therapeutics at the University of Rochester to conduct the FA Phase 3 study as well as collaborating with the Friedreich’s Ataxia Research Alliance, or FARA, and select investigators of FARA’s Collaborative Clinical Research Network in FA.  In connection with the investigator-initiated study to evaluate ACTIMMUNE in combination with PD-1/PD-L1 inhibitors in various forms of cancer including advanced urothelial carcinoma (bladder cancer) and renal cell carcinoma, we are collaborating with Fox Chase Cancer Center. In connection with our ongoing study to evaluate RAYOS/LODOTRA on the fatigue experienced by systemic lupus erythematosus patients, we are collaborating with the Alliance for Lupus Research. We rely heavily on these parties for the execution of our clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We, our CROs and our ARO are required to comply with current GCP or ICH regulations. The FDA enforces these GCP or ICH regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs or collaborators fail to comply with applicable GCP or ICH regulations, the data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCP or ICH regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs or collaborators violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. We must also obtain certain third-party institutional review board, or IRB, and ethics committee approvals in order to conduct our clinical trials. Delays by IRBs and ethics committees in providing such approvals may delay our clinical trials.

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

In addition, in connection with our November 2013 acquisition of the U.S. rights to VIMOVO, we assumed responsibility for completing an ongoing Pediatric Research Equity Act post-marketing requirement study in children 12 years to 16 years and 11 months of age with Juvenile RA. This report was submitted to the FDA in December 2015. We have also assumed Hyperion’s post-marketing obligations and commitments to conduct studies in UCD patients during the first two months of life and from two months to two years of age. Although we are committed to carrying out these commitments, there are challenges in conducting studies in pediatric patients including availability of study sites, patients, and obtaining parental informed consent. These studies have targeted sNDA submission dates of the second quarter of 2016 for UCD patients from two months to two years of age and the first quarter of 2018 for UCD patients during the first two months of life. In connection with our acquisition of Crealta in January 2016, we assumed responsibility for an observational study related to KRYSTEXXA. Thus far in this study there have been no new safety signals and the reported safety results parallel those in the KRYSTEXXA product label. We are continuing to screen and enroll patients in the near term.

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

•	obtaining IRB or ethics committee approval at each site;
•	recruiting suitable patients to participate in a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical sites dropping out of a trial;
•	adding new sites; or
•	manufacturing sufficient quantities of medicine candidates for use in clinical trials.

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

Risks Related to our Financial Position and Capital Requirements

In the past we have incurred significant operating losses, and we recently achieved operating profitability.*

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara, Hyperion and Crealta. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses in the past. We had an operating loss of $27.2 million and an operating income of $55.4 million for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, and operating losses of $8.5 million and $42.9 million for the years ended December 31, 2014 and 2013, respectively. We had a net loss of $45.4 million and a net income of $39.5 million for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, and net losses of $263.6 million and $149.0 million for the years ended December 31, 2014 and 2013, respectively. As of March 31, 2016, we had an accumulated deficit of $726.6 million. Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting. Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. While we anticipate that we will continue to generate operating profits in the future, whether we can sustain this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.*

As of March 31, 2016, we had $1,140.2 million book value, or $1,272.0 million principal amount, of indebtedness, including $400.0 million in secured indebtedness. In connection with the acquisition of Hyperion, we issued $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in April 2015 and borrowed $400.0 million in principal amount of secured loans pursuant to a credit agreement we entered into in May 2015 with Citibank, N.A. as administrative and collateral agent, and the lenders from time to time party thereto, or the credit agreement, providing for (i) a six-year $400.0 million term loan facility; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder, or the 2015 Senior Secured Credit Facility. We repaid $1.0 million in principal amount from this facility in September and December 2015, and in March 2016. Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

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

We generally have broad discretion in the use of our cash and may not use it effectively.*

Our management has broad discretion in the application of our cash, and investors will be relying on the judgment of our management regarding the use of our cash. Our management may not apply our cash in ways that ultimately increase the value of any investment in our securities. We expect to use our existing cash to fund commercialization activities for our medicines, to potentially fund additional medicine or business acquisitions, to potentially fund additional regulatory approvals of certain of our medicines, to potentially fund development, life cycle management or manufacturing activities of our medicines for other indications, to potentially fund share repurchases, and for working capital, capital expenditures and general corporate purposes. We may also invest our cash in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our shareholders. If we do not invest or apply our cash in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause the price of our ordinary shares to decline.

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.*

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three year period), the corporation’s ability to use pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change income may be limited. In September 2014, the acquisition of Vidara triggered an “ownership change” limitation and, as a result, we are subject to annual limits on our ability to use the net operating loss carryforwards of Horizon Pharma Inc. and its subsidiaries. We estimate this will result in annual limits of approximately $90 million in the years from 2016 through to 2031. Furthermore, we continue to carry forward our annual limitation resulting from an ownership change date of August 2, 2012. The limitation on pre-change net operating losses incurred prior to the August 2, 2012 change date is approximately $20 million for 2016, $15 million for 2017 and $8 million in the years from 2018 through to 2028. During the second quarter of 2015, we also recognized additional net operating losses and federal and state tax credits as a result of the Hyperion acquisition on May 7, 2015 in the amount of approximately $31 million of federal net operating losses, state operating losses of approximately $68 million (net of federal effect) and approximately $30 million of federal and state tax credits. We continue to carry forward the annual limitation related to Hyperion of $50 million resulting from the last ownership change date in 2014. Further, as a result of the acquisition of Crealta in the first quarter of 2016, we have recognized an additional estimated net operating loss carryforward of approximately $4 million. The net operating loss carryforward limitation is cumulative such that any use of the carryforwards below the limitations in one year will result in a corresponding increase in the limitations for the subsequent tax year.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.*

As widely reported, global credit and financial markets have experienced extreme disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. While there has been some recent improvement in some of these financial metrics, there can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate again, or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon commercialization or development plans. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Additionally, the SEC has proposed new rules on U.S. domiciled money market funds due to come into effect in the fourth quarter of 2016, which may temporarily suspend redemptions or impose liquidity fees on investors withdrawing assets during volatile periods, and this may adversely affect our investment strategy and/or liquidity.

At March 31, 2016, we had $385.9 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2016, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

Changes in accounting rules or policies may affect our financial position and results of operations.*

U.S. generally accepted accounting principles, or GAAP, and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, our operation as an Irish company with multiple subsidiaries in different jurisdictions adds additional complexity to the application of GAAP and this complexity will be exacerbated further if we complete additional strategic transactions. Changes in the application of existing rules or guidance applicable to us or our wholly-owned subsidiaries could significantly affect our consolidated financial position and results of operations.

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

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our medicines and medicine candidates, we may not be able to compete effectively in our markets.*

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our medicines and medicine candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover our medicines in the United States or in other foreign countries. If this were to occur, early generic competition could be expected against our current medicines and other medicine candidates in development. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which prior art can invalidate a patent or prevent a patent from issuing based on a pending patent application. In particular, because the APIs in DUEXIS, VIMOVO and RAYOS/LODOTRA have been on the market as separate medicines for many years, it is possible that these medicines have previously been used off-label in such a manner that such prior usage would affect the validity of our patents or our ability to obtain patents based on our patent applications. In addition, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., where the court held that claims directed to methods of determining whether to adjust drug dosing levels based on drug metabolite levels in the red blood cells were not patent eligible because they were directed to a law of nature. This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims.

Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against several companies intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s; (ii) Lupin; (iii) Mylan; and (iv) Actavis Pharma. The cases arise from Paragraph IV Patent Certification notice letters from each of Dr. Reddy’s, Lupin, Mylan and Actavis Pharma advising each had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.

On February 24, 2015, Dr. Reddy’s Laboratories, Inc. filed a Petition for inter partes review, or IPR, of U.S. Patent No. 8,557,285, one of the patents in litigation in the above referenced VIMOVO cases. On October 9, 2015, the United States Patent and Trademark Office, or the U.S. PTO, denied such Petition for IPR.

On May 21, 2015, the Coalition for Affordable Drugs VII LLC, or the Coalition for Affordable Drugs, filed a Petition for IPR of U.S. Patent No. 6,926,907, one of the patents in litigation in the above referenced VIMOVO cases. On December 8, 2015, the U.S. PTO denied such Petition for IPR.

On June 5, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,858,996, one of the patents in litigation in the above referenced VIMOVO cases. On December 17, 2015, the U.S. PTO denied such Petition for IPR.

On August 7, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,852,636, one of the patents in litigation in the above referenced VIMOVO cases. On February 11, 2016, the U.S. PTO denied such Petition for IPR.

On August 12, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,945,621, one of the patents in litigation in the above referenced VIMOVO cases. On February 22, 2016, the Patent Trial and Appeal Board, or the PTAB, issued a decision to institute the IPR.

On August 19, 2015, Lupin filed Petitions for IPR of U.S. Patent Nos. 8,858,996, 8,852,636, and 8,865,190, all patents in litigation in the above referenced VIMOVO cases. On March 1, 2016, the PTAB issued decisions to institute the IPRs for U.S. Patent Nos. 8,858,996 and 8,865,190. Also on March 1, 2016, the PTAB denied the Petition for IPR for U.S. Patent No. 8,852,636.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against several companies intending to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the PENNSAID 2% cases, and involve the following sets of defendants: (i)  Actavis; (ii) Lupin Limited; (iii)  Teligent; and (iv) Amneal. These cases arise from Paragraph IV Patent Certification notice letters from each of Actavis, Lupin Limited, Teligent and Amneal advising each had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit. On April 18, 2016, we entered into the Amneal settlement agreement relating to our on-going patent infringement litigation with Amneal. This settlement agreement is subject to FTC and DOJ review and entry of a stipulation of dismissal with the court regarding the litigation. The Amneal settlement agreement provides for a full settlement and release by both the Company and Amneal of all claims that were or could have been asserted in the litigation and that arise out of the issues that were the subject of the litigation or Amneal’s generic version of PENNSAID 2%. On May 2, 2016, our on-going patent infringement litigation with Teligent was dismissed without prejudice after the filing of a joint stipulation of dismissal by the parties.

Patent litigation is currently pending in the United States District Court for the Eastern District of Texas and in the United States District Court for the District of New Jersey against Par Pharmaceutical and Lupin, respectively, who are each intending to market generic versions of RAVICTI prior to the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the RAVICTI cases, and arise from Paragraph IV Patent Certification notice letters from each of Par Pharmaceutical and Lupin advising each had filed an ANDA with the FDA seeking approval to market a generic version of RAVICTI before the expiration of the patents-in-suit.

On April 29, 2015, Par Pharmaceutical filed Petitions for IPR of U.S. Patent No. 8,404,215 and U.S. Patent No. 8,642,012, two of the patents involved in the above mentioned RAVICTI cases. On November 4, 2015, the PTAB issued decisions instituting such IPRs and on December 14, 2015, the District Court Judge Roy Payne issued a stay pending a final written decision from the PTAB with respect to such IPRs. The PTAB must issue a final written decision on the IPRs for such patents no later than November 4, 2016.

On April 1, 2016, Lupin filed a Petition for IPR of U.S. Patent No. 9,095,559, or the ’559 patent, the patent currently at issue in the Lupin RAVICTI case. The PTAB will decide whether to institute an IPR on the ’559 patent no later than October 1, 2016.

We intend to vigorously defend our intellectual property rights relating to our medicines, but we cannot predict the outcome of the VIMOVO cases, the PENNSAID 2% cases, the RAVICTI cases or the IPRs. Any adverse outcome in these matters or any new generic challenges that may arise could result in one or more generic versions of our medicines being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of our medicines, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

With respect to RAVICTI, the composition of matter patent we hold would have expired in the United States in February 2015 without term extension. However, Hyperion applied for a term extension of approximately four years for this patent under the Drug Price Competition and Patent Term Restoration Act. Hyperion recently received notice that the U.S. PTO has determined that the length of the extension is 1,267 days. We cannot guarantee that pending patent applications related to RAVICTI will result in additional patents or that other existing and future patents related to RAVICTI will be held valid and enforceable or will be sufficient to deter generic competition in the United States. Therefore, it is possible that upon expiration of the RAVICTI composition of matter patent, we would need to rely on forms of regulatory exclusivity, to the extent available, to protect against generic competition.

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

In connection with our November 2013 acquisition of the U.S. rights to VIMOVO, we (i) received the benefit of a covenant not to sue under AstraZeneca’s patent portfolio with respect to Nexium (which shall automatically become a license under such patent portfolio if and when AstraZeneca reacquires control of such patent portfolio from Merck Sharp & Dohme Corp. and certain of its affiliates), (ii) were assigned AstraZeneca’s amended and restated collaboration and license agreement for the United States with Aralez, under which AstraZeneca has in-licensed exclusive rights under certain of Aralez’s patents with respect to VIMOVO, and (iii) acquired AstraZeneca’s co-ownership rights with Aralez with respect to certain joint patents covering VIMOVO, all for the commercialization of VIMOVO in the United States. If we fail to comply with our obligations under our agreements with AstraZeneca or if we fail to comply with our obligations under our agreements with Aralez, our rights to commercialize VIMOVO in the United States may be adversely affected or terminated by AstraZeneca or Aralez.

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

In addition, the stock market in general, and The NASDAQ Global Select Market and the stock of biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may adversely affect the market price of our ordinary shares, regardless of our actual operating performance.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform annual system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our independent registered public accounting firm is also required to deliver a report on the effectiveness of our internal control over financial reporting. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts, particularly because of our Irish parent company structure and international operations. In particular, prior to the acquisition of Crealta, Crealta and its affiliated entities were not subject to the requirements of the Sarbanes-Oxley Act. We are taking measures to establish or implement an internal control environment at these entities aimed at successfully adopting the requirements of Section 404. However, it is possible that we may experience delays in implementing or be unable to implement the required internal controls over financial reporting and other disclosure controls and procedures. If we are not able to comply with the requirements of Section 404 or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our ordinary shares could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Future sales and issuances of our ordinary shares, securities convertible into our ordinary shares or rights to purchase ordinary shares or convertible securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to decline.*

Additional capital may be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities or securities convertible into or exchangeable for ordinary shares, our shareholders may experience substantial dilution. We may sell ordinary shares, and we may sell convertible or exchangeable securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell such ordinary shares, convertible or exchangeable securities or other equity securities in subsequent transactions, existing shareholders may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of ordinary shares. We also maintain equity incentive plans, including our Amended and Restated 2014 Equity Incentive Plan, 2014 Non-Employee Equity Plan and 2014 Employee Share Purchase Plan, and intend to grant additional ordinary share awards under these and future plans, which will result in additional dilution to our existing shareholders.

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

HORIZON PHARMA PLC

Date: May 9, 2016	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(1)

Transaction Agreement and Plan of Merger, dated March 18, 2014, by and among Horizon Pharma, Inc., Vidara Therapeutics Holdings LLC, Vidara Therapeutics International Ltd. (now known as Horizon Pharma Public Limited Company), Hamilton Holdings (USA), Inc. and Hamilton Merger Sub, Inc.†

2.2(2)	First Amendment to Transaction Agreement and Plan of Merger, dated June 12, 2014, by and between Horizon Pharma, Inc. and Vidara Therapeutics Holdings LLC.

2.3(3)	Agreement and Plan of Merger, dated March 29, 2015, by and among Horizon Pharma, Inc., Ghrian Acquisition Inc. and Hyperion Therapeutics, Inc.†

2.4(4)*	Agreement and Plan of Merger, dated December 10, 2015, by and among Horizon Pharma USA, Inc., HZNP Limited, Criostail LLC, Crealta Holdings LLC and the other parties thereto.††

3.1(5)	Memorandum and Articles of Association of Horizon Pharma Public Limited Company, as amended.

4.1(6)**

Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.2(7)**	Form of Warrant issued by Horizon Pharma, Inc. in Public Offering of Units.

4.3(8)	Indenture, dated March 13, 2015, by and among Horizon Pharma Public Limited Company, Horizon Pharma Investment Limited and U.S. Bank National Association.

4.4(8)	Form of 2.50% Exchangeable Senior Note due 2022 (included in Exhibit 4.3).

4.5(9)	Indenture, dated April 29, 2015, by and between Horizon Pharma Financing Inc. and U.S. Bank National Association.

4.6(9)	Form of 6.625% Senior Note due 2023 (included in Exhibit 4.5).

4.7(10)	First Supplemental Indenture, dated May 7, 2015, by and among Horizon Pharma Public Limited Company, certain subsidiaries of Horizon Pharma Public Limited Company and U.S. Bank National Association.

10.1(4)*

License Agreement, dated August 12, 1998, by and among Mountain View Pharmaceuticals, Inc., Duke University and Crealta Pharmaceuticals LLC (as successor in interest to Bio-Technology General Corporation), as amended November 12, 2001, August 30, 2010, March 12, 2014 and July 16, 2015.

10.2(4)*

Commercial Supply Agreement, dated March 20, 2007, by and between Crealta Pharmaceuticals LLC (as successor in interest to Savient Pharmaceuticals, Inc.) and Bio-Technology General (Israel) Ltd., as amended September 24, 2007, January 24, 2009, July 1, 2010 and March 21, 2012.

10.3(4)*	Supply Agreement, dated August 3, 2015, by and between NOF Corporation and Crealta Pharmaceuticals LLC.

10.4(4)

Sublease, dated August 21, 2015, by and between Solo Cup Operating Corporation and Horizon Pharma USA, Inc. and Sublease Consent and Recognition Agreement, dated October 2, 2015, by and among Lake Forest Landmark II, LLC, Solo Cup Operating Corporation and Horizon Pharma USA, Inc.

10.5(4)*	Amendment No. 1 to Supply Agreement, dated February 4, 2016, by and between Horizon Pharma Ireland Limited and Nuvo Research Inc.

10.6(4)+	Executive Employment Agreement, effective as of January 1, 2016, by and between Horizon Pharma Services Limited and David G. Kelly.

10.7(4)*

Commercial Supply Agreement, dated October 16, 2008, by and between Sigma-Tau PharmaSource, Inc. (as successor in interest to Enzon Pharmaceuticals, Inc.) and Crealta Pharmaceuticals LLC (as successor in interest to Savient Pharmaceuticals, Inc.), as amended October 5, 2009, October 22, 2009 and July 29, 2014.

10.8+	Executive Employment Agreement, effective as of February 26, 2016, by and among Horizon Pharma Inc., Horizon Pharma USA, Inc. and Timothy J. Ackerman.

10.9+	Executive Employment Agreement, effective as of February 26, 2016, by and among Horizon Pharma Inc., Horizon Pharma USA, Inc. and Geoffrey M. Curtis.

10.10+(11)

Horizon Pharma Public Limited Company 2014 Equity Incentive Plan, as amended, and Form of Option Agreement, Form of Stock Option Grant Notice, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Unit Grant Notice thereunder.

Exhibit Number	Description of Document

10.11+(11)

Horizon Pharma Public Limited Company 2014 Non-Employee Equity Plan, as amended, and Form of Option Agreement, Form of Stock Option Grant Notice, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Unit Grant Notice thereunder.

10.12+(11)	Horizon Pharma Public Limited Company 2014 Employee Share Purchase Plan, as amended.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Indicates an instrument, agreement or compensatory arrangement or plan assumed by Horizon Pharma Public Limited Company in the merger and no longer binding on Horizon Pharma, Inc.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 20, 2014.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014.
(3)	Incorporated by reference to Horizon Pharma Public Limited Company’s Amendment No. 1 to Current Report on Form 8-K, filed on April 9, 2015.
(4)	Incorporated by reference to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 29, 2016.
(5)	Incorporated by reference to Horizon Pharma Public Limited Company’s Registration Statement on Form S-8, filed on May 4, 2016.
(6)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(7)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.
(8)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on March 13, 2015.
(9)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on April 29, 2015.
(10)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 11, 2015.
(11)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 4, 2016.