Form 10-Q
period 2016-06-30
Horizon Pharma plc
filed 2016-08-08
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of July 29, 2016: 160,904,874.

HORIZON PHARMA PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of	As of
	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$424,525	$859,616
Restricted cash	3,169	1,860
Accounts receivable, net	304,382	210,437
Inventories, net	172,102	18,376
Prepaid expenses and other current assets	33,866	15,858
Total current assets	938,044	1,106,147
Property and equipment, net	21,971	14,020
Developed technology, net	1,927,713	1,609,049
In-process research and development	66,000	66,000
Other intangible assets, net	6,655	7,061
Goodwill	255,927	253,811
Deferred tax assets, net	4,992	2,278
Other assets	6,156	222
TOTAL ASSETS	$3,227,458	$3,058,588
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt—current portion	$4,000	$4,000
Accounts payable	58,970	16,590
Accrued expenses	75,709	100,046
Accrued trade discounts and rebates	220,674	183,769
Accrued royalties—current portion	58,008	51,700
Deferred revenues—current portion	1,448	1,447
Total current liabilities	418,809	357,552
LONG-TERM LIABILITIES:
Exchangeable notes, net	290,310	282,889
Long-term debt, net, net of current	849,377	849,867
Accrued royalties, net of current	170,160	123,519
Deferred revenues, net of current	8,366	8,785
Deferred tax liabilities, net	131,587	113,400
Other long-term liabilities	20,636	9,431
Total long-term liabilities	1,470,436	1,387,891
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 300,000,000 shares authorized; 161,126,363 and 160,069,067 shares issued at June 30, 2016 and December 31, 2015, respectively, and 160,741,997 and 159,684,701 shares outstanding at June 30, 2016 and December 31, 2015, respectively	16	16
Treasury stock, 384,366 ordinary shares at June 30, 2016 and December 31, 2015	(4,585)	(4,585)
Additional paid-in capital	2,057,128	2,001,552
Accumulated other comprehensive loss	(2,737)	(2,651)
Accumulated deficit	(711,609)	(681,187)
Total shareholders’ equity	1,338,213	1,313,145
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,227,458	$3,058,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$257,378	$172,821	$462,068	$285,962
Cost of goods sold	81,126	61,826	158,359	90,679
Gross profit	176,252	110,995	303,709	195,283
OPERATING EXPENSES:
Research and development	11,210	8,922	23,932	15,103
Sales and marketing	79,589	58,056	155,133	105,119
General and administrative	53,986	77,190	120,381	103,470
Total operating expenses	144,785	144,168	299,446	223,692
Operating income (loss)	31,467	(33,173)	4,263	(28,409)
OTHER EXPENSE, NET:
Interest expense, net	(19,228)	(19,448)	(38,686)	(29,480)
Foreign exchange gain (loss)	15	(87)	(158)	(924)
Loss on induced conversion of debt and debt extinguishment	—	(67,080)	—	(77,624)
Other expense, net	(26)	(9,078)	(40)	(10,069)
Total other expense, net	(19,239)	(95,693)	(38,884)	(118,097)
Income (loss) before benefit for income taxes	12,228	(128,866)	(34,621)	(146,506)
BENEFIT FOR INCOME TAXES	(2,756)	(160,680)	(4,199)	(158,767)
NET INCOME (LOSS)	$14,984	$31,814	$(30,422)	$12,261
NET INCOME (LOSS) PER ORDINARY SHARE—Basic	$0.09	$0.21	$(0.19)	$0.09
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING—Basic	160,468,146	150,771,902	160,186,270	138,369,537
NET INCOME (LOSS) PER ORDINARY SHARE—Diluted	$0.09	$0.20	$(0.19)	$0.08
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING—Diluted	163,920,581	159,797,319	160,186,270	145,031,882
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	161	(257)	(86)	1,607
Other comprehensive income (loss)	161	(257)	(86)	1,607
COMPREHENSIVE INCOME (LOSS)	$15,145	$31,557	$(30,508)	$13,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(30,422)	$12,261
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	102,525	50,743
Equity-settled share-based compensation	55,418	31,339
Royalty accretion	19,028	7,021
Royalty liability remeasurement	—	14,277
Loss on induced conversions of debt and debt extinguishment	—	21,581
Amortization of debt discount and deferred financing costs	8,932	7,828
Foreign exchange loss and other adjustments	159	1,023
Changes in operating assets and liabilities:
Accounts receivable	(83,932)	(97,167)
Inventories	13,777	10,555
Prepaid expenses and other current assets	(16,626)	4,597
Accounts payable	42,278	1,604
Accrued trade discounts and rebates	35,480	47,596
Accrued expenses and accrued royalties	(43,527)	16,492
Deferred revenues	(418)	2,778
Deferred income taxes	(5,362)	(158,873)
Payment of original issue discount upon repayment of 2014 Term Loan Facility	—	(3,000)
Other non-current assets and liabilities	4,174	190
Net cash provided by (used in) operating activities	101,484	(29,155)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(520,405)	(1,022,361)
Proceeds from the liquidation of available-for-sale investments	—	64,623
Purchases of property and equipment	(12,776)	(2,281)
Change in restricted cash	(1,309)	138
Net cash used in investing activities	(534,490)	(959,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Exchangeable Senior Notes	—	387,181
Net proceeds from issuance of 2023 Senior Notes	—	462,340
Net proceeds from the 2015 Term Loan Facility	—	391,719
Repayment of the 2014 Term Loan Facility	—	(297,000)
Repayment of the 2015 Term Loan Facility	(2,000)	—
Net proceeds from the issuance of ordinary shares	—	475,627
Proceeds from the issuance of ordinary shares in connection with warrant exercises	—	14,693
Proceeds from the issuance of ordinary shares through ESPP programs	3,235	1,541
Proceeds from the issuance of ordinary shares in connection with stock option exercises	1,658	3,888
Payment of employee withholding taxes relating to share-based awards	(4,734)	(1,956)
Net cash (used in) provided by financing activities	(1,841)	1,438,033
Effect of foreign exchange rate changes on cash	(244)	(747)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(435,091)	448,250
CASH AND CASH EQUIVALENTS, beginning of the period	859,616	218,807
CASH AND CASH EQUIVALENTS, end of the period	$424,525	$667,057

	For the Six Months Ended June 30,
	2016	2015
Supplemental cash flow information:
Cash paid for interest	$29,791	$11,755
Cash paid for income taxes	18,059	1,610
Fee paid for debt commitment	—	9,000
Cash paid for induced conversions	—	10,005
Cash paid for debt extinguishment	—	45,367
Supplemental non-cash flow information:
Conversion of Convertible Senior Notes to ordinary shares	$—	$60,985
Purchases of property and equipment included in accounts payable and accrued expenses	2,189	182

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

On May 18, 2016, the Company entered into a definitive agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim International”) to acquire rights to interferon gamma-1b, which Boehringer Ingelheim International currently commercializes under the trade names IMUKIN®, IMUKINE®, IMMUKIN® and IMMUKINE® in an estimated 30 countries, primarily in Europe and the Middle East. Under the terms of the agreement, the Company paid Boehringer Ingelheim International €5.0 million ($5.6 million when converted using a Euro-to-Dollar exchange rate of 1.1132) upon signing and will pay €20.0 million upon closing, for the rights for interferon gamma-1b in all territories outside of the United States, Canada and Japan, as the Company currently holds marketing rights to interferon gamma-1b in these territories. The Company currently markets interferon gamma-1b as ACTIMMUNE® in the United States. The Company and Boehringer Ingelheim International expect to close the transaction by year-end 2016, subject to the satisfaction of closing conditions. Under the terms of a separate agreement, the Company also licensed the U.S., European and Canadian intellectual property rights for interferon gamma-1b for the treatment of Friedreich’s ataxia (“FA”). Interferon gamma-1b is currently not indicated or approved for the treatment of FA by the U.S. Food and Drug Administration (“FDA”) or any other regulatory body.

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

The Company’s medicines are dispensed by retail and specialty pharmacies. Part of the Company’s commercial strategy for its primary care and rheumatology business units is to offer physicians the opportunity to have their patients fill prescriptions through pharmacies participating in the Company’s HorizonCares patient access program. This program does not involve the Company in the prescribing of medicines. The purpose of this program is solely to assist in ensuring that, when physicians determine that one of the Company’s medicines offers a potential clinical benefit to their patients and prescribe the medicine for an eligible patient, financial assistance may be available to reduce a commercial patient’s out-of-pocket costs. In the first six months of 2016, this resulted in 99.8 percent of commercial patients having co-pay amounts of $10 or less when filling prescriptions for the Company’s medicines utilizing its patient access program. For commercial patients who are prescribed the Company’s primary care medicines or RAYOS, the HorizonCares program offers co-pay assistance when a third-party payor covers a prescription but requires an eligible patient to pay a co-pay or deductible, and offers full subsidization when a third-party payor rejects coverage for an eligible patient. For patients who are prescribed the Company’s orphan medicines, the Company’s patient access programs provide reimbursement support, a clinical nurse program, co-pay and other patient assistance. The aggregate commercial value of the Company’s patient access programs for the six months ended June 30, 2016 was $816.8 million. All pharmacies that dispense prescriptions for the Company’s medicines, which the Company estimates to be about 10,000 in the first half of 2016, are fully independent, including those that participate in HorizonCares. The Company does not own or possess any option to purchase an ownership stake in any pharmacy that distributes its medicines, and the Company’s relationship with each pharmacy is non-exclusive and arm’s length. All of the Company’s medicines are dispensed through pharmacies independent of its business.

As an alternative means of ensuring access to our medicines, the Company has also begun pursuing business arrangements with pharmacy benefit managers (“PBMs”) and other payors to secure formulary status and reimbursement of the Company’s medicines, such as the Company’s recently announced arrangement with CVS Caremark. While the Company believes that, if successful, this strategy would result in broader inclusion of certain of the Company’s primary care medicines on healthcare plan formularies, and therefore increase payor reimbursement and lower the Company’s cost of providing patient access programs, these arrangements would generally require the Company to pay administrative and rebate payments to the PBMs and/or other payors.

The Company has a comprehensive compliance program in place to address adherence with various laws and regulations relating to its sales, marketing and manufacturing of its medicines, as well as certain third-party relationships, including pharmacies. Specifically with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in the HorizonCares program, to confirm their activities, adjudication and practices are consistent with the Company’s compliance policies and guidance.

The Company is a public limited company formed under the laws of Ireland. The Company operates through a number of international and U.S. subsidiaries with principal business purposes to either perform research and development or manufacturing operations, serve as distributors of the Company’s medicines, hold intellectual property assets or provide services and financial support to the Company.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Subtopic 606). The new standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU 2016-12, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards will be effective for the Company beginning in the first quarter of 2018. Early adoption is permitted, but not before December 15, 2016, the original effective date of the standard. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016 and to annual and interim periods thereafter. Early adoption is permitted. The Company adopted ASU No. 2014-15 on April 1, 2016, and the adoption did not have a material impact on the consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Under this new guidance, entities that measure inventory using any method other than last-in, first-out or the retail inventory method will be required to measure inventory at the lower of cost and net realizable value. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted ASU No. 2015-11 on April 1, 2016, and the adoption did not have a material impact on the consolidated financial statements and related disclosures.

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

NOTE 2 – NET INCOME (LOSS) PER SHARE

The following table presents basic net income (loss) per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Basic net income (loss) per share calculation:
Net income (loss)	$14,984	$31,814	$(30,422)	$12,261
Weighted average ordinary shares outstanding	160,468,146	150,771,902	160,186,270	138,369,537
Basic net income (loss) per share	$0.09	$0.21	$(0.19)	$0.09

The following table presents diluted net income (loss) per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Diluted net income (loss) per share calculation:
Net income (loss)	$14,984	$31,814	$(30,422)	$12,261
Weighted average ordinary shares outstanding	163,920,581	159,797,319	160,186,270	145,031,882
Diluted net income (loss) per share	$0.09	$0.20	$(0.19)	$0.08

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution beyond shares for basic net income (loss) per share that could occur if securities or other contracts to issue ordinary shares were exercised, converted into ordinary shares, or resulted in the issuance of ordinary shares that would have shared in the Company’s earnings.

The computation of diluted net income (loss) per share excluded 14.0 million and 13.4 million equity awards for the three and six months ended June 30, 2016, respectively, and 4.3 million and 3.4 million equity awards for the three and six months ended June 30, 2015, respectively, because their inclusion would have had an anti-dilutive effect on diluted net income (loss) per share.

The potentially dilutive impact of the Horizon Pharma Investment Limited (“Horizon Investment”), a wholly-owned subsidiary of the Company, March 2015 private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) is determined using a method similar to the treasury stock method. Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash. Instead, the Company is required to increase the diluted net income (loss) per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted net income (loss) per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s ordinary shares over the reporting period is in excess of the exchange price of the Exchangeable Senior Notes. The calculated spread added to the denominator for the three and six months ended June 30, 2015 was 851,500 and 294,286 ordinary shares, respectively. There was no calculated spread added to the denominator for the three and six months ended June 30, 2016.

NOTE 3 – BUSINESS ACQUISITIONS

Acquisition of Additional Rights to Interferon Gamma-1b

On May 18, 2016, the Company entered into a definitive agreement with Boehringer Ingelheim International to acquire rights to interferon gamma-1b, which Boehringer Ingelheim International currently commercializes under the trade names IMUKIN, IMUKINE, IMMUKIN and IMMUKINE in an estimated 30 countries primarily in Europe and the Middle East. Under the terms of the agreement, the Company paid Boehringer Ingelheim International €5.0 million ($5.6 million when converted using a Euro-to-Dollar exchange rate of 1.1132) upon signing and will pay €20.0 million upon closing, for the rights for interferon gamma-1b in all territories outside of the United States, Canada and Japan, as the Company currently holds marketing rights to interferon gamma-1b in these territories. The Company currently markets interferon gamma-1b as ACTIMMUNE in the United States. The €5.0 million upfront amount paid in May 2016 has been included in “other assets” in the Company’s condensed consolidated balance sheet as of June 30, 2016.

Crealta Acquisition

On January 13, 2016, the Company completed its acquisition of all the membership interests of Crealta. The acquisition added two medicines, KRYSTEXXA and MIGERGOT, to the Company’s medicine portfolio. The Crealta acquisition further diversified the Company’s portfolio of medicines and aligned with its focus of acquiring value-enhancing, clinically differentiated, long-life medicines that treat orphan diseases. The total consideration for the acquisition was approximately $539.7 million, including cash acquired of $24.9 million, and was composed of the following before and after the measurement period adjustments (in thousands):

	Before	Adjustments	After
Cash	$536,181	$25	$536,206
Net settlements on the exercise of stock options and unrestricted units	3,526	—	3,526
Total consideration	$539,707	$25	$539,732

During the three and six months ended June 30, 2016, the Company incurred $1.6 million and $11.7 million, respectively, in Crealta acquisition-related costs including advisory, legal, accounting, valuation, severance, retention bonuses and other professional and consulting fees. During the three and six months ended June 30, 2016, $1.1 million and $11.0 million were accounted for as “general and administrative”, respectively, $0.3 million and $0.3 million were accounted for as “research and development”, respectively, and $0.2 million and $0.4 million were accounted for as “costs of goods sold”, respectively, in the condensed consolidated statements of comprehensive income (loss).

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

During the three months ended June 30, 2016, the Company recorded measurement period adjustments related to developed technology and inventory, which resulted in a net increase in goodwill of $0.3 million. The measurement period adjustments were the result of a net working capital true-up adjustment and the alignment of Crealta’s inventory and obsolescence reserve policy to the Company’s policy.

The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed by the Company, along with the resulting goodwill before and after the measurement period adjustments (in thousands):

(Liabilities assumed) and assets acquired:	Before	Adjustments	After
Accounts payable and accrued expenses	$(4,543)	$—	$(4,543)
Accrued trade discounts and rebates	(1,424)	—	(1,424)
Deferred tax liabilities	(20,835)	—	(20,835)
Other non-current liabilities	(6,900)	—	(6,900)
Contingent royalty liabilities	(51,300)	—	(51,300)
Cash and cash equivalents	24,893	—	24,893
Accounts receivable	10,014	—	10,014
Inventories	169,054	(1,700)	167,354
Prepaid expenses and other current assets	1,382	—	1,382
Developed technology	417,300	1,400	418,700
Other non-current assets	275	—	275
Goodwill	1,791	325	2,116
Fair value of consideration paid	$539,707	$25	$539,732

Inventories acquired included raw materials, work in process and finished goods for KRYSTEXXA and MIGERGOT. Inventories were recorded at their preliminary estimated fair values. The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. The fair value of work in process has been determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing costs. The fair value of raw materials was estimated to equal the replacement cost. A step up in the value of inventory of $163.6 million was originally recorded in connection with the acquisition and this was reduced to $161.9 million following the recording of $1.7 million in measurement period adjustments during the three months ended June 30, 2016. During the three and six months ended June 30, 2016, the Company amortized inventory step-up of $9.1 million and $16.5 million, respectively.

Other tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximated their acquisition date fair values.

Other non-current liabilities represent an assumed $6.9 million probable contingent liability. See Note 12 for further details.

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

The Company has assigned a preliminary fair value of $51.3 million to a contingent liability for royalties potentially payable under previously existing agreements related to KRYSTEXXA and MIGERGOT. The royalties for KRYSTEXXA are payable under the terms of a license agreement with Duke University (“Duke”) and Mountain View Pharmaceuticals (“MVP”). See Note 12 for details of the percentages of royalties payable under such agreements. The initial fair value of this liability  was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rate used was the same as for the fair value of the developed technology.

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

During the three and six months ended June 30, 2016, the Company recorded a net release of $1.0 million and $0.3 million, respectively, in Hyperion acquisition-related costs primarily due to a reduction in severance and other payroll-related payments required. During the three and six months ended June 30, 2016, a net release of $1.3 million and $0.6 million were accounted for as “general and administrative”, respectively, while a net expense of $0.2 million and $0.2 million were accounted for as “research and development”, respectively, and a net expense of $0.1 million and $0.1 million were accounted for as “costs of goods sold”, respectively, in the condensed consolidated statements of comprehensive income (loss).

During the three and six months ended June 30, 2015, the Company incurred $45.9 million and $47.9 million, respectively, in Hyperion acquisition-related costs. During the three and six months ended June 30, 2015, $36.9 million and $37.9 million were accounted for as “general and administrative expenses”, respectively, and $9.0 million and $10.0 million were accounted for as “other expenses, net”, respectively, in the condensed consolidated statements of comprehensive income (loss).

Pursuant to ASC 805, the Company accounted for the Hyperion acquisition as a business combination using the acquisition method of accounting. Identifiable assets and liabilities of Hyperion, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Significant judgment was required in determining the estimated fair values of developed technology intangible assets and certain other assets and liabilities. Such a valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed are based on reasonable estimates and assumptions.

The following table summarizes the final fair values assigned to the assets acquired and the liabilities assumed by the Company (in thousands):

(Liabilities assumed) and assets acquired:	Allocation
Deferred tax liabilities, net	$(262,732)
Accounts payable	(2,439)
Accrued trade discounts and rebates	(9,792)
Accrued expenses	(7,566)
Contingent royalties	(86,800)
Cash and cash equivalents	53,037
Short-term investments	39,049
Long-term investments	25,574
Accounts receivable, net	11,858
Inventory	13,498
Prepaid expenses and other current assets	2,533
Property and equipment	1,044
Other non-current assets	123
Developed technology	1,044,200
Goodwill	253,811
Fair value of consideration paid	$1,075,398

Inventories acquired included raw materials and finished goods. Inventories were recorded at their current fair values. The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. The fair value of raw materials was estimated to equal the replacement cost. A step up in the value of inventory of $8.7 million was recorded in connection with the acquisition and has subsequently been fully recognized in the condensed consolidated statements of comprehensive income (loss).

Other tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximated their acquisition date fair values.

Identifiable intangible assets and liabilities acquired include developed technology and contingent royalties. The fair values of the developed technology and contingent royalties represent valuations performed with the assistance of an independent appraisal firm based on management’s estimates, forecasted financial information and reasonable and supportable assumptions.

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

Goodwill represents the excess of the acquisition consideration over the estimated fair value of net assets acquired and was recorded in the condensed consolidated balance sheet as of the acquisition date. The Company does not expect any portion of this goodwill to be deductible for tax purposes.

Pro Forma Information

The table below represents the condensed consolidated financial information for the Company for the six months ended June 30, 2015 on a pro forma basis, assuming that the Crealta and Hyperion acquisitions occurred as of January 1, 2015. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the Crealta and Hyperion acquisitions, and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of definite-lived intangible assets, interest expense, debt discount and deferred financing costs associated with the debt in connection with the acquisitions.

The Company does not believe that the pre-acquisition operating results for Crealta during January 2016 are material to the combined entity and as such the Company did not prepare an unaudited pro forma combined statement of operations for the six months ended June 30, 2016.

Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (in thousands):

	For the Six Months Ended June 30,
	2015
	As reported	Pro forma adjustments	Pro forma
Net sales	$285,962	$64,693	$350,655
Net income (loss)	12,261	(48,941)	(36,680)

The Company’s unaudited condensed consolidated statements of comprehensive income (loss) for the six months ended June 30, 2016 include KRYSTEXXA and MIGERGOT net sales as a result of the acquisition of Crealta of $36.0 million and $2.0 million, respectively, and RAVICTI and BUPHENYL net sales as a result of the acquisition of Hyperion of $76.4 million and $7.8 million, respectively. The Company’s unaudited condensed consolidated statements of comprehensive income (loss) for the six months ended June 30, 2015 include RAVICTI and BUPHENYL net sales as a result of the acquisition of Hyperion of $19.0 million and $3.9 million, respectively.

Crealta and Hyperion have been fully integrated into the Company’s business and as a result of these integration efforts, the Company cannot distinguish between these operations and those of the Company’s legacy business.

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

The components of inventories as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$2,145	$6,232
Work-in-process	145,827	631
Finished goods	24,130	11,513
Inventories, net	$172,102	$18,376

Work-in-process at June 30, 2016 included $135.5 million of stepped-up KRYSTEXXA and MIGERGOT inventory. Finished goods at June 30, 2016 included $9.9 million of stepped-up KRYSTEXXA and MIGERGOT inventory. During the three and six months ended June 30, 2016, the Company amortized $9.1 million and $16.5 million, respectively, of the KRYSTEXXA and MIGERGOT finished goods inventory step-up.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Prepaid income taxes	$14,693	$4
Medicine samples inventory	6,268	4,697
Prepaid co-pay expenses	2,023	1,881
Rabbi trust assets	2,303	773
Other prepaid expenses	8,579	8,503
Prepaid expenses and other current assets	$33,866	$15,858

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Machinery and equipment	$2,843	$2,946
Computer equipment	2,916	2,514
Software	9,593	1,360
Leasehold improvements	6,930	1,966
Other	1,689	276
	23,971	9,062
Less accumulated depreciation	(5,660)	(3,791)
Construction in process	1,908	3,492
Software implementation in process	1,752	5,257
Property and equipment, net	$21,971	$14,020

The Company capitalizes development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.

Software implementation in process as of June 30, 2016 and December 31, 2015 is related to new enterprise resource planning software being implemented by the Company. The software is being implemented on a phased basis starting January 2016 and depreciation is not recorded on capitalized costs relating to a phase which has not yet entered service. Once a particular phase of the project enters service, associated capitalized costs are moved from “software implementation in process” to “software” in the table above, and depreciation commences.

Depreciation expense was $1.1 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and was $2.1 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of June 30, 2016 was as follows (in thousands):

Balance at December 31, 2015	$253,811
Acquired during the period	2,116
Balance at June 30, 2016	$255,927

In May 2015, the Company recognized goodwill with a value of $253.8 million in connection with the Hyperion acquisition, which represented the excess of the purchase price over the fair value of the net assets acquired.

In January 2016, the Company recognized goodwill with a preliminary value of $1.8 million in connection with the Crealta acquisition, which represented the excess of the purchase price over the fair value of the net assets acquired. During the three months ended June 30, 2016, the Company recorded measurement period adjustments related to developed technology and inventory, which resulted in a net increase in goodwill of $0.3 million.

See Note 3 for further details of goodwill acquired in business acquisitions.

As of June 30, 2016, there were no accumulated goodwill impairment losses.

Intangible Assets

The Company’s intangible assets consist of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, MIGERGOT, PENNSAID 2%, RAVICTI, RAYOS and VIMOVO in the United States, and AMMONAPS and LODOTRA in Europe, as well as in-process research and development (“IPR&D”) and customer relationships for ACTIMMUNE.

In May 2015, in connection with the acquisition of Hyperion, the Company capitalized $1,021.6 million of developed technology related to RAVICTI and $22.6 million of developed technology related to BUPHENYL.

In January 2016, in connection with the acquisition of Crealta, the Company capitalized $392.7 million of developed technology related to KRYSTEXXA and $24.6 million of developed technology related to MIGERGOT. During the three months ended June 30, 2016, the Company recorded a measurement period adjustment which increased the cost basis of MIGERGOT developed technology by $1.4 million, to $26.0 million.

See Note 3 for further details of intangible assets acquired in business acquisitions.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company does not believe there have been any circumstances or events that would indicate that the carrying value of any of its intangible assets was impaired at June 30, 2016 or December 31, 2015.

As of June 30, 2016 and December 31, 2015, amortizable intangible assets consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$2,211,195	$(283,482)	$1,927,713	$1,792,495	$(183,446)	$1,609,049
Customer relationships	8,100	(1,445)	6,655	8,100	(1,039)	7,061
Total amortizable intangible assets	$2,219,295	$(284,927)	$1,934,368	$1,800,595	$(184,485)	$1,616,110

IPR&D is not amortized until successful completion of the project. IPR&D assets represent capitalized incomplete research projects related to ACTIMMUNE that the Company acquired through a business combination.

Amortization expense for the three months ended June 30, 2016 and 2015 was $50.8 million and $31.8 million, respectively, and was $100.4 million and $49.5 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, estimated future amortization expense was as follows (in thousands):

2016 (July to December)	$101,376
2017	202,963
2018	202,963
2019	189,971
2020	189,752
Thereafter	1,047,343
Total	$1,934,368

NOTE 8 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued wholesaler fees and commercial rebates	$25,317	$21,112
Accrued co-pay and other patient assistance	134,467	114,201
Accrued government rebates and chargebacks	60,890	48,456
Accrued trade discounts and rebates	220,674	183,769
Invoiced wholesaler fees and commercial rebates, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	36,242	—
Total customer-related accruals and allowances	$256,916	$183,769

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2015 to June 30, 2016 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2015	$21,112	$114,201	$48,456	$183,769
Current provisions relating to sales in the six months ended June 30, 2016	51,854	816,835	127,836	996,525
Adjustments relating to prior year sales	2,931	—	(7,191)	(4,260)
Payments relating to sales in the six months ended June 30, 2016	(30,410)	(646,622)	(74,210)	(751,242)
Payments relating to sales in prior years	(20,644)	(114,201)	(34,455)	(169,300)
Crealta acquisition on January 13, 2016	492	—	932	1,424
Balance at June 30, 2016	$25,335	$170,213	$61,368	$256,916

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Payroll-related expenses	$33,639	$47,205
Consulting and professional services	15,097	17,160
Accrued interest	10,813	10,637
Accrued other	16,160	25,044
Accrued expenses	$75,709	$100,046

Accrued payroll-related expenses at June 30, 2016 include $1.7 million and $2.7 million relating to severance and related employee costs as a result of the Hyperion and Crealta acquisitions, respectively.

NOTE 10 – ACCRUED ROYALTIES

Changes in the liability for royalties during the six months ended June 30, 2016 consisted of the following (in thousands):

Balance as of December 31, 2015	$175,219
Assumed KRYSTEXXA and MIGERGOT accrued royalties	1,401
Assumed KRYSTEXXA and MIGERGOT contingent royalty liabilities	51,300
Royalty payments	(18,780)
Accretion expense	19,028
Balance as of June 30, 2016	228,168
Less: Current portion	58,008
Accrued royalties, net of current	$170,160

The Company did not record any remeasurements of contingent royalty liabilities during the six months ended June 30, 2016, as there were no triggering events during the period.

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

As of June 30, 2016, the Company’s restricted cash included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

Other current assets recorded at fair value on a recurring basis are composed of investments held in a rabbi trust related to deferred compensation arrangements. Quoted prices for these investments, primarily in mutual funds, are available in active markets. Thus, the Company’s investments related to deferred compensation arrangements are classified as Level 1 measurements in the fair value hierarchy.

The Company transfers its financial assets and liabilities between the fair value hierarchies at the end of each reporting period. There were no transfers between the different levels of the fair value hierarchy in 2016 or 2015.

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the Company’s financial assets and liabilities at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$2,502	$—	$2,502
Money market funds	240,000	—	—	240,000
Other current assets	2,303	—	—	2,303
Total assets at fair value	$242,303	$2,502	$—	$244,805

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$1,000	$—	$1,000
Money market funds	280,053	—	—	280,053
Other current assets	773	—	—	773
Total assets at fair value	$280,826	$1,000	$—	$281,826

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company has the following lease agreements in place for real properties:

Location	Approximate Square Footage	Lease Expiry Date
Dublin, Ireland	18,900	November 4, 2029
Lake Forest, Illinois (1)	160,000	March 31, 2024
Deerfield, Illinois (2)	53,500	June 30, 2018
Brisbane, California (3)	20,100	November 30, 2019
Mannheim, Germany	14,300	December 31, 2018
Chicago, Illinois	6,500	December 31, 2018
Reinach, Switzerland	3,500	May 31, 2020

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

Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”). Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The Company committed to a minimum purchase of RAYOS/LODOTRA tablets from Jagotec for five years from the date of first launch of RAYOS/LODOTRA in a major country, as defined in the agreement, which was April 2009. Thereafter, the agreement automatically renews on a yearly basis until either party provides two years advance written notice of termination. In April 2016 the agreement automatically renewed, therefore the earliest the agreement can expire according to this advance notice procedure is April 15, 2019, and the minimum purchase commitment is in force until April 2019. At June 30, 2016, the minimum purchase commitment based on tablet pricing in effect under the agreement was $2.1 million through April 2019.

In May 2011, the Company entered into a manufacturing and supply agreement with Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”), and amended the agreement effective as of September 25, 2013. Pursuant to the agreement, as amended, Sanofi-Aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia. At June 30, 2016, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $5.6 million, which is to be delivered through September 2016.

In July 2013, Vidara and Boehringer Ingelheim RCV GmbH & Co. KG (“Boehringer Ingelheim”) entered into an exclusive supply agreement, which the Company assumed as a result of the Vidara Merger and amended effective as of June 1, 2015. Under the agreement, Boehringer Ingelheim is required to manufacture and supply interferon gamma-1b (ACTIMMUNE) to the Company. The Company is required to purchase minimum quantities of finished medicine per annum through July 2020. As of June 30, 2016, the minimum binding purchase commitment to Boehringer Ingelheim was $14.6 million (converted using a Euro-to-Dollar exchange rate of 1.1108) through July 2020.

In November 2013, the Company entered into a long-term master manufacturing services and product agreement with Patheon Pharmaceuticals Inc. (“Patheon”) pursuant to which Patheon is obligated to manufacture VIMOVO for the Company through December 31, 2019. The Company agreed to purchase a specified percentage of VIMOVO requirements for the United States from Patheon. The Company must pay an agreed price for final, packaged VIMOVO supplied by Patheon as set forth in the Patheon manufacturing agreement, subject to adjustments, including certain unilateral adjustments by Patheon, such as annual adjustments for inflation and adjustments to account for certain increases in the cost of components of VIMOVO other than active materials. The Company issues 12-month forecasts of the volume of VIMOVO that the Company expects to order. The first six months of the forecast are considered binding firm orders. At June 30, 2016, the Company had a binding purchase commitment with Patheon for VIMOVO of $2.5 million through September 2016.

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo, the Company and Nuvo entered into an exclusive supply agreement, which was amended in February 2016. Under the supply agreement, Nuvo is obligated to manufacture and supply PENNSAID 2% to the Company. The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. At least 90 days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities. At June 30, 2016, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $4.4 million through September 2016.

Purchase orders relating to the manufacture of RAVICTI and BUPHENYL of $4.6 million were outstanding at June 30, 2016.

In March 2007, Savient Pharmaceuticals, Inc. (as predecessor in interest in Crealta), entered into a commercial supply agreement with Bio-Technology General (Israel) Ltd (“BTG Israel) for the production of the bulk KRYSTEXXA medicine (“bulk medicine”). The Company assumed this agreement as part of the Crealta acquisition. Under this agreement, the Company is obligated to purchase at least 80 percent of its annual world-wide bulk medicine requirements from BTG Israel. In December 2015, Crealta received a notice of termination from BTG Israel and as a result the agreement will terminate on December 15, 2018. If the manufacture of the bulk medicine is moved out of Israel, the Company may be required to obtain the approval of the Israeli Office of the Chief Scientist (“OCS”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the OCS. In addition, if the manufacturing is moved out of Israel, the Company may be required to pay the OCS additional amounts as a repayment for the OCS grant funding. As of the Crealta acquisition date it was probable that the manufacture of the KRYSTEXXA bulk medicine would be moved outside of Israel and the Company may be required to pay additional amounts estimated at approximately $6.9 million. The estimated obligation was recorded as an assumed contingent liability as of the Crealta acquisition date (see Note 3 for further details) and is included in “other long-term liabilities” in the condensed consolidated balance sheet. The Company issues 18-month forecasts of the volume of KRYSTEXXA that the Company expects to order. The first six months of the forecast are considered binding firm orders. At June 30, 2016, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $2.2 million through September 2016.

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

KRYSTEXXA

Under the terms of a license agreement with Duke and MVP, the Company is obligated to pay Duke a mid-single digit royalty on its global net sales of KRYSTEXXA and a low-double digit royalty on any global sublicense revenue. The Company is also obligated to pay MVP a mid-single digit royalty on its net sales of KRYSTEXXA outside of the United States and a low-double digit royalty on any sublicense revenue outside of the United States.

The royalty obligations described above are included in accrued royalties on the Company’s condensed consolidated balance sheets.

For all of the royalty agreements entered into by the Company, a total expense of $10.9 million and $21.4 million was recorded in cost of goods sold for the three and six months ended June 30, 2016, respectively. The total expense recorded in cost of goods sold for the three and six months ended June 30, 2015 was $19.4 million and $23.0 million, respectively.

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

In November 2015, Express Scripts, Inc. (“Express Scripts”) filed suit against the Company in Delaware Superior Court, Newcastle County, asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and declaratory relief arising from the parties’ 2012 Preferred Savings Grid Rebate Program Agreement. Express Scripts is seeking damages of approximately $166.2 million for alleged unpaid rebates and administrative fees through the end of 2015, late fees, interest, and attorneys’ fees and costs. On January 11, 2016, the Company answered the complaint, denying Express Scripts’ claims and denying that it owes Express Scripts any damages or other relief. The Company also filed a counter-claim against Express Scripts for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief arising from Express Scripts’ breach of the rebate agreement. On February 1, 2016, Express Scripts filed an answer to the Company’s counter-claim. The parties have commenced discovery and a bench trial in the case is currently scheduled for April 2017. Consistent with FAS 5, Accounting for Contingencies, the Company did not establish a reserve in relation to the above suit as the Company currently believes that a loss is not probable nor reasonably estimable.

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

On October 1, 2015, the Company’s subsidiary Horizon Pharma Switzerland GmbH, as well as Jagotec, entered into a license and settlement agreement (the “Actavis settlement agreement”) with Actavis FL relating to the Company’s and Jagotec’s patent infringement litigation against Actavis FL. In accordance with legal requirements, the Company, Jagotec and Actavis FL agreed to submit the Actavis settlement agreement to the U.S. Federal Trade Commission (“FTC”) and the U.S. Department of Justice (“DOJ”) for review. The parties submitted the Actavis settlement agreement to the FTC and DOJ for review and no issues were raised by either. The parties agreed to file stipulations of dismissal with the court regarding the litigation and the court entered the stipulation and closed the case on December 4, 2015. The Actavis settlement agreement provides for a full settlement and release by each party of all claims that relate to the litigation or under the patents with respect to Actavis FL’s generic version of RAYOS tablets.

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

If the Company or Jagotec enter into any similar agreements with other parties with respect to generic versions of RAYOS tablets, the Company and Jagotec agreed to amend the Actavis settlement agreement to provide Actavis FL with terms that are no less favorable than those provided to such other parties with respect to the license terms, generic entry date, permitted pre-market activities and notice provisions.

On November 13, 2014, the Company received a Paragraph IV Patent Certification from Watson Laboratories, Inc. (“Watson Laboratories”) advising that Watson Laboratories had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On December 23, 2014, the Company filed suit in the United States District Court for the District of New Jersey against Watson Laboratories, Actavis, Inc., and Actavis plc (collectively “Actavis”) seeking an injunction to prevent the approval of the ANDA. Since then, Watson Laboratories, Inc. changed its name to Actavis Laboratories UT, Inc., and remains the current holder of the ANDA. The lawsuit alleged that Actavis has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market a generic version of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the FDA’s Orange Book (“Orange Book”). The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Actavis’ ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid.

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

On October 27, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent Nos. 9,168,304 and 9,168,305. On February 5, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,220,784. All three patents, U.S. Patent Nos. 9,168,304, 9,168,305, and 9,220,784 are listed in the Orange Book and have claims that cover PENNSAID 2%. All of the litigation against Actavis remains pending. No trial date for any of the Actavis actions has been set by the court.

The Company received from Actavis a Paragraph IV Patent Certification Notice Letter dated July 1, 2016, against Orange Book listed U.S. Patent Nos. 9,339,551 and 9,339,552, advising that Actavis had filed an ANDA with the FDA for a generic version of PENNSAID 2%.

On December 2, 2014, the Company received a Paragraph IV Patent Certification against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,741,956 from Paddock Laboratories, LLC (“Paddock”) advising that Paddock had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On January 9, 2015, the Company received from Paddock another Paragraph IV Patent Certification against newly Orange Book listed U.S. Patent No. 8,871,809. On January 13, 2015 and January 14, 2015, the Company filed suits in the United States District Court for the District of New Jersey and the United States District Court for the District of Delaware, respectively, against Paddock seeking an injunction to prevent the approval of the ANDA. The lawsuits alleged that Paddock has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the Orange Book.

On May 6, 2015, the Company entered into a settlement and license agreement (the “Perrigo settlement agreement”) with Perrigo Company plc and its subsidiary Paddock (collectively, “Perrigo”), relating to the Company’s patent infringement litigation against Perrigo. The Perrigo settlement agreement provides for a full settlement and release by both the Company and Perrigo of all claims that were or could have been asserted in the litigation and that arise out of the issues that were the subject of the litigation or Perrigo’s generic version of PENNSAID 2%. The Perrigo settlement agreement also contemplated the filing of a joint stipulation of dismissal by the parties. This stipulation of dismissal was entered by the district court on May 13, 2015.

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

Under the Perrigo settlement agreement, the Company also agreed not to sue or assert any claim against Perrigo for infringement of any patent or patent application owned or controlled by the Company during the term of the license granted in the Perrigo settlement agreement based on the manufacture, use, sale, offer for sale, or importation of Perrigo’s generic version of PENNSAID 2% in the United States.

In certain circumstances following the entry of other third-party generic versions of PENNSAID 2%, the Company may be required to supply Perrigo PENNSAID 2% as its authorized distributor of generic PENNSAID 2%, with the Company receiving specified percentages of any net sales by Perrigo. The Company also agreed that if it enters into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, the Company will amend the Perrigo settlement agreement to provide Perrigo with terms that are no less favorable than those provided to such other parties.

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

On September 9, 2015, certain subsidiaries of the Company (the “Horizon Subsidiaries”) entered into a settlement and license agreement with Taro (the “Taro settlement agreement”) relating to the Horizon Subsidiaries’ patent infringement litigation against Taro. In accordance with legal requirements, the Horizon Subsidiaries and Taro submitted the Taro settlement agreement to the FTC and DOJ for review, and no issues have been raised by the FTC and DOJ. The Horizon Subsidiaries and Taro have also filed stipulations of dismissal with the courts regarding the litigation, with these dismissals being entered by the district court on November 3, 2015. The Taro settlement agreement provides for a full settlement and release by both us and Taro of all claims that were or could have been asserted in the Litigation and that arise out of the issues that were subject of the litigation or Taro’s generic version of PENNSAID 2%.

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

Under the Taro settlement agreement, the Horizon Subsidiaries also agreed not to sue or assert any claim against Taro for infringement of any patent or patent application owned or controlled by the Horizon Subsidiaries during the term of the license granted in the Taro settlement agreement based on the manufacture, use, sale, offer for sale, or importation of Taro’s generic version of PENNSAID 2% in the United States.

The Horizon Subsidiaries also agreed that if they enter into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, the Horizon Subsidiaries will amend the Taro settlement agreement to provide Taro with terms that are no less favorable than those provided to the other parties.

On March 18, 2015, the Company received a Paragraph IV Patent Certification against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 from Lupin Limited advising that Lupin Limited had filed an ANDA with the FDA for generic version of PENNSAID 2%. On April 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin Limited and Lupin Pharmaceuticals Inc. (collectively, “Lupin”), seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Lupin has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Lupin’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid.

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

On October 27, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent Nos. 9,168,304 and 9,168,305. On February 5, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent No. 9,220,784. All three patents, U.S. Patent Nos. 9,168,304, 9,168,305, and 9,220,784 are listed in the Orange Book and have claims that cover PENNSAID 2%. All of the infringement actions brought against Lupin remain pending. The court has not yet set a trial date for the Lupin actions.

The Company received from Teligent, Inc., formerly known as IGI Laboratories, Inc. (“Teligent”), a Paragraph IV Patent Certification dated March 24, 2015 against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 advising that Teligent had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On May 21, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Teligent seeking an injunction to prevent the approval of the ANDA. The lawsuit alleged that Teligent has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Teligent’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid.

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

The Company entered into a settlement and license agreement with Teligent (the “Teligent settlement agreement”), effective May 9, 2016, relating to the patent infringement litigation against Teligent. In accordance with legal requirements, the Company and Teligent submitted the Teligent settlement agreement to the FTC and DOJ for review, and no issues have been raised by the FTC and DOJ. The Company and Teligent have also filed stipulations of dismissal with the district court regarding the litigation, with these dismissals having been entered by the district court on May 2, 2016. The Teligent settlement agreement provides for a full settlement and release by both the Company and Teligent of all claims that were or could have been asserted in the litigation and that arise out of the issues that were subject of the litigation or Teligent’s generic version of PENNSAID 2%.

Under the Teligent settlement agreement, the Company granted Teligent a non-exclusive license to manufacture and commercialize Teligent’s generic version of PENNSAID 2% in the United States after the license effective date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Teligent’s generic version of PENNSAID 2% during certain limited periods prior to the license effective date.

Under the Teligent settlement agreement, the license effective date is January 10, 2029; however, Teligent may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in the Company’s PENNSAID 2% shipments over specified periods of time.

Under the Teligent settlement agreement, the Company also agreed not to sue or assert any claim against Teligent for infringement of any patent or patent application owned or controlled by the Company during the term of the license granted in the Teligent settlement agreement based on the manufacture, use, sale, offer for sale, or importation of Teligent’s generic version of PENNSAID 2% in the United States.

In certain circumstances following the entry of other third-party generic versions of PENNSAID 2%, the Company may be required to supply Teligent PENNSAID 2% as an authorized distributor of generic PENNSAID 2%, with the Company receiving specified percentages of any net sales by Teligent. The Company also agreed that if it enters into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, the Company will amend the Teligent settlement agreement to provide Teligent with terms that are no less favorable than those provided to the other parties.

The Company received from Amneal Pharmaceuticals LLC (“Amneal”) a Paragraph IV Patent Certification dated April 2, 2015 against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 advising that Amneal had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On May 15, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Amneal seeking an injunction to prevent the approval of the ANDA. The lawsuit alleged that Amneal has infringed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Amneal’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. The court has not yet set a trial date for the Amneal action.

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

On April 18, 2016, the Company entered into a settlement and license agreement (the “Amneal settlement agreement”) with Amneal relating to the Company’s patent infringement litigation against Amneal. In accordance with legal requirements, the Company and Amneal submitted the Amneal settlement agreement to the FTC and DOJ for review, and no issues have been raised by the FTC and DOJ. The Company and Amneal have also filed a stipulation of dismissal with the court regarding the litigation. The Amneal settlement agreement provides for a full settlement and release by both the Company and Amneal of all claims that were or could have been asserted in the litigation and that arise out of the issues that were the subject of the litigation or Amneal’s generic version of PENNSAID 2%.

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

Under the Amneal settlement agreement, the Company also agreed not to sue or assert any claim against Amneal for infringement of any patent or patent application owned or controlled by the Company during the term of the license granted in Amneal settlement agreement based on the manufacture, use, sale, offer for sale, or importation of Amneal’s generic version of PENNSAID 2% in the United States.

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

The Company received from Apotex Inc. (“Apotex”) a Paragraph IV Patent Certification Notice Letter dated April 1, 2016, against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, 8,871,809, 9,066,913, 9,101,591, 9,132,110, 9,168,304, 9,168,305 and 9,220,784 advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%. The Company also received from Apotex a second Paragraph IV Patent Certification Notice Letter dated June 30, 2016, against Orange Book listed U.S. Patent Nos. 9,339,551 and 9,339,552, advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%.

Currently, patent litigation is pending in the United States District Court for the District of New Jersey against four generic companies intending to market VIMOVO prior to the expiration of certain of the Company’s patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”); (ii) Lupin; (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, “Mylan”); and (iv) Actavis FL and Actavis Pharma, Inc. (collectively, “Actavis Pharma”). Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen Pharmaceuticals Inc. (“Anchen”), was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. The Company understands that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO, and that according to the settlement agreement, Dr. Reddy’s is now able to commercialize VIMOVO under AstraZeneca’s Nexium patent rights. The settlement agreement, however, has no effect on the Aralez VIMOVO patents, which are still the subject of patent litigations. As part of the Company’s acquisition of the U.S. rights to VIMOVO, the Company has taken over and is responsible for the patent litigations that include the Aralez patents licensed to the Company under the amended and restated collaboration and license agreement for the United States with Aralez.

The VIMOVO cases were filed on April 21, 2011, July 25, 2011, October 28, 2011, January 4, 2013, May 10, 2013, June 28, 2013, October 23, 2013, May 13, 2015 and November 24, 2015 and collectively include allegations of infringement of U.S. Patent Nos. 6,926,907, 8,557,285, 8,852,636, and 8,858,996. On June 18, 2015, the Company amended the complaints to add a charge of infringement of U.S. Patent No. 8,865,190. On January 7, 2016, Actavis Pharma asserted a counterclaim for declaratory judgment of invalidity and non-infringement of U.S. Patent No. 8,945,621. On January 25, 2016, the Company filed a new case against Actavis Pharma including allegations of infringement of U.S. Patent Nos. 9,161,920 and 9,198,888. This case was subsequently consolidated with the Actavis Pharma case involving U.S. Patent Nos. 8,852,636, 8,858,996, and 8,865,190. On February 10, 2016, the Company amended the complaints against Dr. Reddy’s, Lupin, and Mylan to add charges of infringement of U.S. Patent Nos. 9,161,920 and 9,198,888. On February 19, 2016, Mylan asserted a counterclaim for declaratory judgment of invalidity and non-infringement of U.S. Patent. No. 9,220,698.

The cases asserting U.S. Patent Nos. 8,557,285 and 6,926,907 have been consolidated for discovery. The court has issued a claims construction order for these cases and has set a pretrial schedule, but has not yet set a trial date. On May 12, 2016, the court granted Dr. Reddy’s motion for summary judgment of non-infringement of U.S. Patent No. 6,926,907 with respect to one of Dr. Reddy’s two ANDAs.

The cases asserting U.S. Patent Nos. 8,852,636, 8,858,996, 8,865,190, 9,161,920 and 9,198,888 have been consolidated for discovery. The court has not issued a claims construction order or set a pretrial schedule.

The Company understands the cases arise from Paragraph IV Patent Certification notice letters providing notice of the filing of ANDAs with the FDA seeking regulatory approval to market generic versions of VIMOVO before the expiration of the patents-in-suit. The Company understands the Dr. Reddy’s notice letters were dated March 11, 2011, November 20, 2012 and April 20, 2015; the Lupin notice letters were dated June 10, 2011 and March 12, 2014; the Mylan notice letters were dated May 16, 2013, February 9, 2015, January 26, 2016, February 26, 2016, and July 19,2015; the Actavis Pharma notice letters were dated March 29, 2013, November 5, 2013, October 9, 2015, December 10, 2015, March 1, 2016, April 6, 2016, and July 22, 2016; and the Anchen notice letter was dated September 16, 2011.

On February 24, 2015, Dr. Reddy’s filed a Petition for inter partes review (“IPR”) of U.S. Patent No. 8,557,285, one of the patents in litigation in the above referenced VIMOVO cases. On October 9, 2015, the United States Patent and Trademark Office (the “U.S. PTO”) denied such Petition for IPR.

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

On August 12, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,945,621, one of the patents in litigation in the above referenced VIMOVO cases. On February 22, 2016, the Patent Trial and Appeal Board (the “PTAB”) issued a decision to institute the IPR. The PTAB must issue a final written decision on the IPR of U.S. Patent No. 8,945,621 no later than February 22, 2017.

On August 19, 2015, Lupin filed Petitions for IPR of U.S. Patent Nos. 8,858,996, 8,852,636, and 8,865,190, all patents in litigation in the above referenced VIMOVO cases. On March 1, 2016, the PTAB issued decisions to institute the IPRs for U.S. Patent Nos. 8,858,996 and 8,865,190. The PTAB must issue a final written decision on the IPRs of U.S. Patent Nos. 8,858,996 and 8,865,190 no later than March 1, 2017. Also on March 1, 2016, the PTAB denied the Petition for IPR for U.S. Patent No. 8,852,636.

On March 17, 2014, Hyperion received notice from Par Pharmaceutical, Inc. (“Par Pharmaceutical”) that it had filed an ANDA with the FDA seeking approval for a generic version of the Company’s medicine RAVICTI. The ANDA contained a Paragraph IV Patent Certification alleging that two of the patents covering RAVICTI, U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032 (the “’215 patent”), and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030 (the “’012 patent”), are invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted. Par Pharmaceutical did not challenge the validity, enforceability, or infringement of the Company’s primary composition of matter patent for RAVICTI, U.S. Patent No. 5,968,979 titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkanoic acid useful in treatment of various disorders,” which would have expired on February 7, 2015, but as to which Hyperion was granted an interim term of extension until February 7, 2016 and to which the U.S. PTO has granted a final term extension of 1,267 days. Hyperion filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Par Pharmaceutical on April 23, 2014 seeking an injunction to prevent the approval of Par Pharmaceutical’s ANDA and/or to prevent Par Pharmaceutical from selling a generic version of RAVICTI, and the Company has taken over and is responsible for this patent litigation. On September 15, 2015, the Company received notice from Par Pharmaceutical that it had filed a Paragraph IV Patent Certification alleging that U.S. Patent No. 9,095,559 (the “’559 patent”) is invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted. On March 14, 2016, the Company received notice from Par Pharmaceutical that it had filed a Paragraph IV Patent Certification alleging that U.S. Patent No. 9,254,278 (the “’278 patent”) is invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted. On June 3, 2016, the Company received notice from Par Pharmaceutical that it had filed a Paragraph IV Patent Certification alleging that U.S. Patent No. 9,326,966 (the “’966 patent”) is invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted. The Company filed suit in the United States District Court for the District of New Jersey against Par Pharmaceutical on June 30, 2016 (“the Par New Jersey action”), seeking an injunction to prevent the approval of Par Pharmaceutical’s ANDA and/or to prevent Par Pharmaceutical from selling a generic version of RAVICTI. The lawsuit alleges that Par Pharmaceutical has infringed the ’559 patent, the ’278 patent and the ’966 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the Orange Book. The court has not yet set a trial date for the Par New Jersey action.

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

On September 4, 2015, the Company received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’215 patent and the ’012 patent, advising that Lupin had filed an ANDA with the FDA for a generic version of RAVICTI. On November 6, 2015, the Company also received Notice of Lupin’s Paragraph IV Patent Certification against the ’559 patent. Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing. On October 19, 2015 the Company filed suit in the United States District Court for the District of New Jersey against Lupin seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Lupin has infringed the ’215 patent, the ’012 patent and the ’559 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the Orange Book. On April 6, 2016, the Company filed an Amended Complaint in the United States District Court for the District of New Jersey against Lupin alleging that Lupin has infringed the ’559 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to expiration of the ’559 patent. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Lupin’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. On April 18, 2016, the Company received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’278 patent. On July 6, 2016, the Company received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’966 patent. The Company filed suit in the United States District Court for the District of New Jersey against Lupin Ltd. and Lupin Pharmaceutical, Inc. on July 21, 2016, seeking an injunction to prevent the approval of Lupin’s ANDA and/or to prevent Lupin from selling a generic version of RAVICTI. The lawsuit alleges that Lupin has infringed the ’278 patent and the ’966 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the Orange Book. The court has not yet set a trial date for the Lupin New Jersey actions.

On April 1, 2016, Lupin filed a Petition to request an IPR of the ’559 patent. The PTAB will decide whether to institute an IPR on the ’559 patent no later than October 8, 2016.

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

In November 2015, Express Scripts filed suit against the Company in Delaware Superior Court, Newcastle County, asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and declaratory relief arising from the parties’ 2012 Preferred Savings Grid Rebate Program Agreement. Express Scripts is seeking damages of approximately $166.2 million for alleged unpaid rebates and administrative fees through the end of 2015, late fees, interest, and attorneys’ fees and costs. On January 11, 2016, the Company answered the complaint, denying Express Scripts’ claims and denying that it owes Express Scripts any damages or other relief. The Company also filed a counter-claim against Express Scripts for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief arising from Express Scripts’ breach of the rebate agreement. On February 1, 2016, Express Scripts filed an answer to the Company’s counter-claim. The parties have commenced discovery and a bench trial in the case is currently scheduled for April 2017.

Beginning on March 8, 2016, two federal securities class-action lawsuits (captioned Schaffer v. Horizon Pharma plc, et al., Case No. 16-cv-01763-JMF and Banie v. Horizon Pharma plc, et al., Case No. 16-cv-01789-JMF) were filed in the United States District Court for the Southern District of New York against the Company and certain of the Company’s current and former officers (the “Officer Defendants”). On March 24, 2016, the court consolidated the two actions under Schaffer v. Horizon Pharma plc, et al. On June 3, 2016, the court appointed Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust and the Carpenters Pension Trust Fund for Northern California as lead plaintiffs and Labaton Sucharow LLP as lead counsel. On July 25, 2016, lead plaintiffs and additional named plaintiff Automotive Industries Pension Trust Fund filed their consolidated complaint, including additional current and former officers, the Company’s Board of Directors (the “Director Defendants”), and underwriters involved with the Company’s April 2015 public offering (the “Underwriter Defendants”) as defendants. The plaintiffs allege that certain of the Company and the Officer Defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and/or misleading statements about, among other things: (a) the Company’s financial performance, (b) the Company’s business prospects and drug-pricing practices, (c) the Company’s sales and promotional practices, and (d) the Company’s design, implementation, performance, and risks associated with the Company’s Prescriptions-Made-Easy program. The plaintiffs allege that certain of the Company, the Director Defendants and the Underwriter Defendants violated sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, (the “Securities Act”) in connection with the Company’s April 2015 public offering. The plaintiffs seek, among other things, an award of damages allegedly sustained by plaintiffs and the putative class, including a reasonable allowance for costs and attorneys’ fees. The defendants’ deadline to answer or otherwise respond to the consolidated complaint is September 9, 2016.

NOTE 14 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
2015 Term Loan Facility	$396,000	$398,000
2023 Senior Notes	475,000	475,000
Exchangeable Senior Notes due 2022	400,000	400,000
Total face value	1,271,000	1,273,000
Debt discount	(119,764)	(127,885)
Deferred financing fees	(7,549)	(8,359)
Total long-term debt	1,143,687	1,136,756
Less: current maturities	4,000	4,000
Long-term debt, net of current maturities	$1,139,687	$1,132,756

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

The Company was, as of June 30, 2016, and is currently in compliance with this credit agreement.

As of June 30, 2016, the fair value of the 2015 Term Loan Facility was approximately $391.1 million, categorized as a Level 2 instrument, as defined in Note 11.

2023 Senior Notes

On April 29, 2015, Horizon Financing, a wholly-owned subsidiary of the Company, completed a private placement of $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023 (the “2023 Senior Notes”), to certain investment banks acting as initial purchasers who subsequently resold the 2023 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act, and in offshore transactions to non-U.S. persons in reliance on Regulation S under the Securities Act.

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

The Company was, as of June 30, 2016, and is currently in compliance with the indenture governing the 2023 Senior Notes.

As of June 30, 2016, the fair value of the 2023 Senior Notes was approximately $441.8 million, categorized as a Level 2 instrument, as defined in Note 11.

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

As of June 30, 2016, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

As of June 30, 2016, the fair value of the Exchangeable Senior Notes was approximately $362.5 million, categorized as a Level 2 instrument, as defined in Note 11.

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

NOTE 15 – SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2016, the Company issued an aggregate of 231,807 ordinary shares in connection with the exercise of stock options and received $1.7 million in proceeds.

During the six months ended June 30, 2016, the Company issued an aggregate of 552,836 ordinary shares in net settlement of vested restricted stock units.

During the six months ended June 30, 2016, the Company issued an aggregate of 13,584 ordinary shares in net settlement of vested performance stock units.

During the six months ended June 30, 2016, the Company issued an aggregate of 261,780 ordinary shares pursuant to employee stock purchase plans and received $3.2 million in proceeds.

During the six months ended June 30, 2016, the Company made payments of $4.7 million for employee withholding taxes relating to share-based awards.

In May 2016, the Company’s board of directors authorized a share repurchase program pursuant to which the Company may repurchase up to 5,000,000 of its ordinary shares. The timing and amount of repurchases, including whether the Company decides to repurchase any shares pursuant to the authorization, will depend on a variety of factors, including the price of the Company’s ordinary shares, alternative investment opportunities, the Company’s cash resources, restrictions under the Company’s credit agreement, and market conditions. As of June 30, 2016, the Company had not purchased any of its ordinary shares under this repurchase program.

NOTE 16 – SHARE-BASED INCENTIVE PLANS

Employee Stock Purchase Plan

2014 Employee Stock Purchase Plan. On May 17, 2014, HPI’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). On September 18, 2014, at a special meeting of the stockholders of HPI (the “Special Meeting”), HPI’s stockholders approved the 2014 ESPP. Upon consummation of the Vidara Merger, the Company assumed the 2014 ESPP. As described below, effective as of May 3, 2016, the number of ordinary shares authorized for issuance under the 2014 ESPP was reduced by 5,000,000 shares.

As of June 30, 2016, an aggregate of 4,076,279 ordinary shares were authorized and available for future issuance under the 2014 ESPP.

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

The 2014 Non-Employee Equity Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards that may be settled in cash, shares or other property to the non-employee directors and consultants of the Company (or a subsidiary company). The total number of ordinary shares of the Company that were initially authorized for issuance under the 2014 Non-Employee Equity Plan is 2,500,000. As described above, effective as of May 3, 2016, the number of ordinary shares authorized for issuance under the 2014 Non-Employee Equity Plan was reduced by 1,000,000 shares. The Company’s board of directors has authority to suspend or terminate the 2014 Non-Employee Equity Plan at any time.

As of June 30, 2016, an aggregate of 7,059,814 and 963,567 ordinary shares were authorized and available for future grants under the 2014 EIP and 2014 Non-Employee Equity Plan, respectively.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	13,385,791	$17.73
Granted	1,741,192	$18.13
Exercised	(231,807)	$7.13
Forfeited	(802,169)	$18.34
Expired	(42,348)	$9.73
Outstanding as of June 30, 2016	14,050,659	$17.94	7.92	$41,048
Exercisable as of June 30, 2016	5,893,946	$14.19	6.70	$31,063

Stock options typically have a contractual term of 10 years from grant date.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s share price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected share price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the six months ended June 30, 2016 and 2015, and assumptions used to value stock options, are as follows:

	For the Six Months Ended June 30,
	2016	2015
Dividend yield	—	—
Risk-free interest rate	1.3% - 1.8%	1.3% - 2.3%
Weighted average expected volatility	73.8%	77.2%
Expected life (in years)	6.0	6.0
Weighted average grant-date fair value per share of options granted	$11.78	$15.84

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

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2016:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2015	3,361,746	$18.71
Granted	683,844	$17.00
Vested	(813,423)	$16.80
Forfeited	(260,100)	$19.01
Outstanding as of June 30, 2016	2,972,067	$18.81

The grant-date fair value of restricted stock units is the closing price of the Company’s shares on the date of grant.

Performance Stock Units

The following table summarizes performance stock unit (“PSU”) activity for the six months ended June 30, 2016:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2015	13,049,000
Granted	260,000	$7.99	8.2%	$7.34
Vested	(20,000)	$18.97	0.0%	$18.97
Forfeited	(823,000)	$13.69	16.1%	$11.48
Outstanding as of June 30, 2016	12,466,000

In January 2016, the compensation committee of the Company’s board of directors approved the grant of 260,000 PSUs to certain members of the Company’s senior leadership team.

In 2014, the Company granted 25,000 PSUs. All other outstanding PSUs were granted in 2015 and 2016 and may vest if the Company’s total compounded annual shareholder rate of return (“TSR”) over three performance measurement periods summarized below equals or exceeds a minimum of 15%.

Vesting Tranche	Percent of Total PSU Award	Beginning of Performance Measurement Period	End of Performance Measurement Period	Length of Performance Measurement Period (Years)
Tranche One	33.3%	March 23, 2015	December 22, 2017	2.75
Tranche Two	33.3%	March 23, 2015	March 22, 2018	3.00
Tranche Three	33.3%	March 23, 2015	June 22, 2018	3.25

These outstanding PSUs granted in 2015 and 2016 will vest in amounts ranging from 25% to 100% based on the achievement of the following TSR over the three performance periods:

TSR Achieved	Vesting Amount
15%	25%
30%	50%
45%	75%
60%	100%

The TSR will be based on the volume weighted average trading price (“VWAP”) of the Company’s ordinary shares over the 20 trading days ending on the last day of each of the three performance measurement periods versus the VWAP of the Company’s ordinary shares over the 20 trading days ended March 23, 2015 of $21.50. These PSUs are subject to a post vesting holding period of one year for 50% of the PSUs and two years for 50% of the PSUs for those who were members of the executive committee at the date of grant, and one year for 50% of the PSUs for all others who were not executive committee members at the date of grant.

The Company accounts for the PSUs as equity-settled awards in accordance with ASC 718. Because the value of the outstanding PSUs granted in 2015 and 2016 is dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the PSUs. As a result, the Monte Carlo model is applied and the most significant valuation assumptions used include:

For the Six Months Ended June 30,
	2016	2015
Valuation date stock price	$17.72 - 21.07	$22.77 - 28.53
Expected volatility	76.8% - 77.6%	67.2% - 67.3%
Risk free rate	1.0% - 1.2%	1.0% - 1.1%

The average estimated fair value of each outstanding PSU granted under the 2014 EIP is as follows (allocated between groupings based on grant-date classification):

	Number of Units	Weighted Average Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Executive committee members	9,173,000	$15.18	18.3%	$12.40
Non-executive committee members	3,268,000	$13.75	7.3%	$12.74
	12,441,000	$14.80	15.6%	$12.49

For the six months ended June 30, 2016, the Company recorded $24.3 million of expense related to PSUs.

Cash Long-Term Incentive Program

On November 5, 2014, the compensation committee of the Company’s board of directors approved a performance cash long-term incentive program for the members of the Company’s executive committee and executive leadership team, including its executive officers (the “Cash Bonus Program”). Participants in the Cash Bonus Program will be eligible for a specified cash bonus. The Cash Bonus Program pool funding of approximately $16.0 million was determined based on the Company’s actual TSR over the period from November 5, 2014 to May 6, 2015, and the bonus will be earned and payable only if the TSR for the period from November 5, 2014 to November 4, 2017 is greater than 15%. The portion of the total bonus pool payable to individual participants is based on allocations established by the Company’s compensation committee. Participants must remain employed by the Company through November 4, 2017 unless a participant’s earlier departure from employment is due to death, disability, termination without cause or a change in control transaction. Bonus payments under the Cash Bonus Program, if any, will be made after November 4, 2017.

The Company accounts for the Cash Bonus Program under the liability method in accordance with ASC 718. Because vesting of the bonus pool is dependent upon the attainment of a VWAP of $18.37 or higher over the 20 trading days ending November 4, 2017, the Cash Bonus Program will be considered to be subject to a “market condition” for the purposes of ASC 718. ASC 718 requires the impact of the market condition to be considered when estimating the fair value of the bonus pool. As a result, the Monte Carlo simulation model is applied and the fair value is revalued at each reporting period. As of June 30, 2016 and December 31, 2015, the estimated fair value was $4.6 million and $6.0 million, respectively. For the six months ended June 30, 2016, the Company recorded an expense of $0.2 million to the unaudited condensed consolidated statement of comprehensive income (loss) as a result of the valuation of the Cash Bonus Program. The most significant valuation assumptions used as of June 30, 2016 include:

•	Valuation Date Stock Price - $16.47.
•

Expected Volatility - The expected volatility assumption of 82.35% is based on the Company’s historical volatility over the 1.35 year period ending June 30, 2016, based upon daily stock price observations.

•	Risk Free Rate – 0.49%, which is based upon the yield on U.S. Treasury Separate Trading of Registered Interest and Principal Securities with a remaining term of 1.35 years as of June 30, 2016.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 (in thousands):

	For the Six Months Ended June 30,
	2016	2015
Share-based compensation expense:
Research and development	$4,363	$2,670
Sales and marketing	12,610	8,536
General and administrative	38,636	20,133
Total share-based compensation expense	$55,609	$31,339

No material income tax benefit has been recognized relating to share-based compensation expense and no tax benefits have been realized from exercised stock options, due to the Company’s net loss position. As of June 30, 2016, the Company estimates that pre-tax unrecognized compensation expense of $252.2 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the second quarter of 2020. The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

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

The following table presents the benefit for income taxes for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Income (loss) before benefit for income taxes	$12,228	$(128,866)	$(34,621)	$(146,506)
Benefit for income taxes	(2,756)	(160,680)	(4,199)	(158,767)
Net income (loss)	$14,984	$31,814	$(30,422)	$12,261

During the three and six months ended June 30, 2016, the Company recorded a benefit for income taxes of $2.8 million and $4.2 million, respectively, compared to $160.7 million and $158.8 million during the three and six months ended June 30, 2015, respectively. The benefit for income taxes recorded during the three and six months ended June 30, 2016 was primarily attributable to pre-tax losses incurred in higher tax rate jurisdictions which exceeded pre-tax income in lower tax rate jurisdictions during the periods. The benefit for income taxes recorded during the three and six months ended June 30, 2015 was primarily attributable to the release of valuation allowances in the United States due to the recognition of significant deferred tax liabilities as a result of the Hyperion acquisition as well as the ability to recognize a tax benefit for the Company’s U.S. tax consolidation group losses then projected to be incurred during 2015.

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

On May 18, 2016, we entered into a definitive agreement with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim International, to acquire rights to interferon gamma-1b, which Boehringer Ingelheim International currently commercializes under the trade names IMUKIN®, IMUKINE®, IMMUKIN® and IMMUKINE® in an estimated 30 countries primarily in Europe and the Middle East. Under the terms of the agreement, we paid Boehringer Ingelheim International €5.0 million ($5.6 million when converted using a Euro-to-Dollar exchange rate of 1.1132) upon signing and will pay €20.0 million upon closing, for the rights for interferon gamma-1b in all territories outside of the United States, Canada and Japan, as we currently hold marketing rights to interferon gamma-1b in these territories. We currently market interferon gamma-1b as ACTIMMUNE in the United States. We and Boehringer Ingelheim International expect to close the transaction by year-end 2016, subject to the satisfaction of closing conditions. Under the terms of a separate agreement, we also licensed the U.S., European and Canadian intellectual property rights for interferon gamma-1b for the treatment of Friedreich’s ataxia, or FA. Interferon gamma-1b is currently not indicated or approved for the treatment of FA.

Our medicines are dispensed by retail and specialty pharmacies. Part of our commercial strategy for our primary care and rheumatology business units is to offer physicians the opportunity to have their patients fill prescriptions through pharmacies participating in our HorizonCares patient access program. This program does not involve us in the prescribing of medicines. The purpose of this program is solely to assist in ensuring that, when physicians determine that one of our medicines offers a potential clinical benefit to their patients and prescribe the medicine for an eligible patient, financial assistance may be available to reduce a commercial patient’s out-of-pocket costs. In the first six months of 2016, this resulted in 99.8 percent of commercial patients having co-pay amounts of $10 or less when filling prescriptions for our medicines utilizing our patient access program. For commercial patients who are prescribed our primary care medicines or RAYOS, the HorizonCares program offers co-pay assistance when a third-party payor covers a prescription but requires an eligible patient to pay a co-pay or deductible, and offers full subsidization when a third-party payor rejects coverage for an eligible patient. For patients who are prescribed our orphan medicines, our patient access programs provide reimbursement support, a clinical nurse program, co-pay and other patient assistance. The aggregate commercial value of our patient access programs for the six months ended June 30, 2016 was $816.8 million. All pharmacies that dispense prescriptions for our medicines, which we estimate to be about 10,000 in the first half of 2016, are fully independent, including those that participate in HorizonCares. We do not own or possess any option to purchase an ownership stake in any pharmacy that distributes our medicines, and our relationship with each pharmacy is non-exclusive and arm’s length. All of our medicines are dispensed through pharmacies independent of our business.

As an alternative means of ensuring access to our medicines, we have also begun pursuing business arrangements with pharmacy benefit managers, or PBMs, and other payors to secure formulary status and reimbursement of our medicines, such as our recently announced arrangement with CVS Caremark. While we believe that, if successful, this strategy would result in broader inclusion of certain of our primary care medicines on healthcare plan formularies, and therefore increase payor reimbursement and lower our cost of providing patient access programs, these arrangements would generally require us to pay administrative and rebate payments to the PBMs and/or other payors.

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

We market our medicines in the United States through our field sales force, which numbered approximately 500 representatives as of June 30, 2016. Our strategy is to use the commercial strength and infrastructure we have established in creating a global biopharmaceutical company to continue the successful commercialization of our existing medicine portfolio while also expanding and leveraging these capabilities by identifying, developing, acquiring and commercializing additional differentiated and accessible medicines that address unmet medical needs.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2016 and 2015

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

	For the Three Months Ended June 30,		Increase /
	2016	2015	(Decrease)
	(in thousands)
Net sales	$257,378	$172,821	$84,557
Cost of goods sold	81,126	61,826	19,300
Gross profit	176,252	110,995	65,257
Operating expenses:
Research and development	11,210	8,922	2,288
Sales and marketing	79,589	58,056	21,533
General and administrative	53,986	77,190	(23,204)
Total operating expenses	144,785	144,168	617
Operating income (loss)	31,467	(33,173)	64,640
Other expense, net:
Interest expense, net	(19,228)	(19,448)	(220)
Foreign exchange gain (loss)	15	(87)	(102)
Loss on induced conversion and debt extinguishment	—	(67,080)	(67,080)
Other expense, net	(26)	(9,078)	(9,052)
Total other expense, net	(19,239)	(95,693)	(76,454)
Income (loss) before benefit for income taxes	12,228	(128,866)	(141,094)
Benefit for income taxes	(2,756)	(160,680)	(157,924)
Net income	$14,984	$31,814	$(16,830)

Net sales. Net sales increased $84.6 million, or 49%, to $257.4 million during the three months ended June 30, 2016, from $172.8 million during the three months ended June 30, 2015.

The following table presents a summary of total net sales attributed to geographic sources for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$254,656	99%	$169,483	98%
Rest of world	2,722	1%	3,338	2%
Total Net Sales	$257,378		$172,821

The following table reflects the components of net sales for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Change	Change
	2016	2015	$	%
	(in thousands)
PENNSAID 2%	$72,665	$29,431	$43,234	147%
DUEXIS	45,517	44,205	1,312	3%
RAVICTI	39,353	18,993	20,360	107%
VIMOVO	31,420	39,805	(8,385)	(21%)
ACTIMMUNE	30,038	25,835	4,203	16%
KRYSTEXXA	19,872	—	19,872	*
RAYOS	12,134	10,316	1,818	18%
BUPHENYL	4,049	3,860	189	5%
LODOTRA	1,195	376	819	218%
MIGERGOT	1,135	—	1,135	*
Total Net Sales	$257,378	$172,821	$84,557	49%

*	Percentage change is not meaningful.

The increase in net sales during the three months ended June 30, 2016 was primarily due to the growth in net sales of PENNSAID 2%, the full-period recognition of RAVICTI sales in 2016, compared to a partial period recognition in 2015 following the acquisition of Hyperion in May 2015, and the recognition of KRYSTEXXA sales following the acquisition of Crealta in January 2016.

PENNSAID 2%. Net sales increased $43.2 million, or 147%, to $72.7 million during the three months ended June 30, 2016, from $29.5 million during the three months ended June 30, 2015. Net sales increased by approximately $26.7 million due to higher net pricing and $16.5 million resulting from prescription volume growth.

DUEXIS. Net sales increased $1.3 million, or 3%, to $45.5 million during the three months ended June 30, 2016, from $44.2 million during the three months ended June 30, 2015. Net sales increased by approximately $10.5 million resulting from prescription volume growth, offset by a decrease of approximately $9.2 million due to lower net pricing resulting from higher co-pay and other patient assistance.

RAVICTI. Net sales increased $20.4 million, or 107%, to $39.4 million during the three months ended June 30, 2016, from $19.0 million during the three months ended June 30, 2015. We began recognizing RAVICTI sales following the closing of the Hyperion acquisition on May 7, 2015, therefore only a partial period of RAVICTI sales were recognized during the three months ended June 30, 2015, compared with full-period recognition of sales during the three months ended June 30, 2016.

VIMOVO. Net sales decreased $8.4 million, or 21%, to $31.4 million during the three months ended June 30, 2016, from $39.8 million during the three months ended June 30, 2015. Net sales decreased by approximately $7.5 million due to lower net pricing resulting from higher co-pay and other patient assistance, and approximately $0.9 million resulting from prescription volume decreases.

ACTIMMUNE. Net sales increased $4.2 million, or 16%, to $30.0 million during the three months ended June 30, 2016, from $25.8 million during the three months ended June 30, 2015. Net sales increased by approximately $5.5 million due to higher net pricing, offset by a decrease of approximately $1.3 million resulting from prescription volume decreases.

KRYSTEXXA. Net sales were $19.9 million during the three months ended June 30, 2016. We began recognizing KRYSTEXXA sales following the acquisition of Crealta in January 2016.

RAYOS. Net sales increased $1.8 million, or 18%, to $12.1 million during the three months ended June 30, 2016, from $10.3 million during the three months ended June 30, 2015. Net sales increased by approximately $1.5 million due to higher net pricing and $0.3 million resulting from prescription volume growth.

BUPHENYL. Net sales increased $0.2 million, or 5%, to $4.1 million during the three months ended June 30, 2016, from $3.9 million during the three months ended June 30, 2015. We began recognizing BUPHENYL sales following the closing of the Hyperion acquisition on May 7, 2015, therefore only a partial period of BUPHENYL sales were recognized during the three months ended June 30, 2015, compared with full-period recognition of sales during the three months ended June 30, 2016.

LODOTRA. Net sales increased $0.8 million, or 218%, to $1.2 million during the three months ended June 30, 2016, from $0.4 million during the three months ended June 30, 2015. The increase was the result of increased medicine shipments to our European distribution partner, Mundipharma. LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

MIGERGOT. Net sales were $1.1 million during the three months ended June 30, 2016. We began recognizing MIGERGOT sales following the acquisition of Crealta in January 2016.

The table below reconciles our gross to net sales for the three months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Amount	% of Gross Sales	Amount	% of Gross Sales

Gross sales	$792.0	100.0%	$493.6	100.0%
Adjustments to gross sales:
Prompt pay discounts	(16.3)	(2.1)%	(11.2)	(2.3)%
Medicine returns	(1.1)	(0.1)%	(4.2)	(0.9)%
Co-pay and other patient assistance	(428.2)	(54.1)%	(253.1)	(51.2)%
Wholesaler fees and commercial rebates	(26.5)	(3.3)%	(13.9)	(2.8)%
Government rebates and chargebacks	(62.5)	(7.9)%	(38.4)	(7.8)%
Total adjustments	(534.6)	(67.5)%	(320.8)	(65.0)%
Net sales	$257.4	32.5%	$172.8	35.0%

During the three months ended June 30, 2016, co-pay and other patient assistance, as a percentage of gross sales, increased to 54.1% from 51.2% during the three months ended June 30, 2015. The increase was primarily due to the rollout of our HorizonCares program to all sales territories which helped ensure patient access to our medicines in the face of increased control by certain PBMs and payors. During the three months ended June 30, 2016, we recorded a net release of $4.9 million of accrued government rebates and chargebacks resulting from the receipt of lower Medicaid invoices related to the year ended December 31, 2015.

Cost of Goods Sold. Cost of goods sold increased $19.3 million to $81.1 million during the three months ended June 30, 2016, from $61.8 million during the three months ended June 30, 2015. As a percentage of net sales, cost of goods sold was 31.5% during the three months ended June 30, 2016, compared to 35.8% during the three months ended June 30, 2015. The increase in cost of goods sold was primarily attributable to an increase in intangible amortization expense of $19.0 million, a $3.2 million increase in medicine costs associated with higher sales, a $5.7 million increase in inventory step-up amortization and higher royalty accretion expense of $5.7 million, offset by the remeasurement of royalties acquired through business combinations of $14.3 million, recorded in the three months ended June 30, 2015.

The increase in intangible amortization of $19.0 million during the three months ended June 30, 2016 compared to the prior year period was due to a $9.9 million increase in amortization expense related to RAVICTI and BUPHENYL intangible assets (acquired in May 2015) and $9.1 million expense related to KRYSTEXXA and MIGERGOT intangible asset amortization (acquired in January 2016).

The increase in inventory step-up amortization of $5.7 million during the three months ended June 30, 2016 compared to the prior year period was due to $9.1 million expense recorded during the three months ended June 30, 2016 related to KRYSTEXXA and MIGERGOT (acquired in January 2016) compared to $3.4 million expense recorded during the three months ended June 30, 2015 related to RAVICTI and BUPHENYL (acquired in May 2015).

Research and Development Expenses. Research and development expenses increased $2.3 million to $11.2 million during the three months ended June 30, 2016, from $8.9 million during the three months ended June 30, 2015. The increase in research and development expenses during the three months ended June 30, 2016 was primarily associated with an increase in employee costs of $1.3 million.

Sales and Marketing Expenses. Sales and marketing expenses increased $21.5 million to $79.6 million during three months ended June 30, 2016, from $58.1 million during the three months ended June 30, 2015. The increase in sales and marketing expenses was in line with the significant growth in revenue and an increase in the number of sales representatives over the same period and was primarily attributable to an increase of $10.5 million in employee costs, including $1.2 million related to share-based compensation, resulting from increased staffing of our field sales force, an increase of $8.7 million in marketing and commercialization expenses and an increase of $2.3 million in expenses relating to the distribution of medicine samples.

General and Administrative Expenses. General and administrative expenses decreased $23.2 million to $54.0 million during the three months ended June 30, 2016, from $77.2 million during the three months ended June 30, 2015. The decrease was primarily attributable to a decrease of $38.2 million in acquisition-related general and administrative expenses, offset by an increase of $2.1 million in share-based compensation expenses and $12.9 million related to our growth in headcount and operating costs following the Hyperion and Crealta acquisitions.

Loss on Induced Conversion and Debt Extinguishment. The loss on induced conversion and debt extinguishment during the three months ended June 30, 2015 of $67.1 million was composed of $10.2 million related to the induced conversions of 5.00% Convertible Senior Notes due 2018, or Convertible Senior Notes, and $56.9 million related to the extinguishment of our prior five-year $300.0 million term loan facility, or 2014 Term Loan Facility. The loss on induced conversions consisted of $4.6 million for cash inducement payments, a $5.3 million charge for the extinguishment of debt and $0.3 million of expenses. The loss on extinguishment of the 2014 Term Loan Facility consisted of a $45.4 million early redemption premium and an $11.5 million charge for the extinguishment of debt.

Other Expense. Other expense during the three months ended June 30, 2015 totaled $9.1 million, which primarily related to the fees for the Hyperion acquisition financing commitment.

Benefit for Income Taxes. During the three months ended June 30, 2016, we recorded a benefit for income taxes of $2.8 million compared to $160.7 million during the three months ended June 30, 2015. The benefit for income taxes during the three months ended June 30, 2016 was primarily attributable to pre-tax losses incurred in higher tax rate jurisdictions which exceeded pre-tax income in lower tax rate jurisdictions. The benefit for income taxes during the three months ended June 30, 2015 was primarily attributable to the release of $105.1 million in valuation allowances in the United States due to the recognition of significant deferred tax liabilities as a result of the Hyperion acquisition.

Comparison of Six Months Ended June 30, 2016 and 2015

The table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

	For the Six Months Ended June 30,		Increase /
	2016	2015	(Decrease)
	(in thousands)
Net sales	$462,068	$285,962	$176,106
Cost of goods sold	158,359	90,679	67,680
Gross profit	303,709	195,283	108,426
Operating expenses:
Research and development	23,932	15,103	8,829
Sales and marketing	155,133	105,119	50,014
General and administrative	120,381	103,470	16,911
Total operating expenses	299,446	223,692	75,754
Operating income (loss)	4,263	(28,409)	32,672
Other expense, net:
Interest expense, net	(38,686)	(29,480)	9,206
Foreign exchange loss	(158)	(924)	(766)
Loss on induced conversion and debt extinguishment	—	(77,624)	(77,624)
Other expense, net	(40)	(10,069)	(10,029)
Total other expense, net	(38,884)	(118,097)	(79,213)
Loss before benefit for income taxes	(34,621)	(146,506)	(111,885)
Benefit for income taxes	(4,199)	(158,767)	(154,568)
Net (loss) income	$(30,422)	$12,261	$42,683

Net sales. Net sales increased $176.1 million, or 62%, to $462.1 million during the six months ended June 30, 2016, from $286.0 million during the six months ended June 30, 2015.

The following table presents a summary of total net sales attributed to geographic sources for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$456,306	99%	$281,388	98%
Rest of world	5,762	1%	4,574	2%
Total Net Sales	$462,068		$285,962

The following table reflects the components of net sales for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Change	Change
	2016	2015	$	%
	(in thousands)
PENNSAID 2%	$127,658	$47,691	$79,967	168%
RAVICTI	76,423	18,993	57,430	302%
DUEXIS	75,165	73,079	2,086	3%
VIMOVO	56,871	72,773	(15,902)	(22%)
ACTIMMUNE	55,550	50,632	4,918	10%
KRYSTEXXA	36,028	—	36,028	*
RAYOS	22,643	17,521	5,122	29%
BUPHENYL	7,793	3,860	3,933	102%
LODOTRA	1,895	1,413	482	34%
MIGERGOT	2,042	—	2,042	*
Total Net Sales	$462,068	$285,962	$176,106	62%

*	Percentage change is not meaningful.

The increase in net sales during the six months ended June 30, 2016 was primarily due to the growth in net sales of PENNSAID 2%, the full-period recognition of RAVICTI sales in 2016, compared to a partial period recognition in 2015 following the acquisition of Hyperion in May 2015, and the recognition of KRYSTEXXA sales following the acquisition of Crealta in January 2016.

PENNSAID 2%. Net sales increased $80.0 million, or 168%, to $127.7 million during the six months ended June 30, 2016, from $47.7 million during the six months ended June 30, 2015. Net sales increased by approximately $51.2 million resulting from prescription volume growth and approximately $28.8 million due to higher net pricing.

RAVICTI. Net sales increased $57.4 million, or 302%, to $76.4 million during the six months ended June 30, 2016, from $19.0 million during the six months ended June 30, 2015. We began recognizing RAVICTI sales following the closing of the Hyperion acquisition on May 7, 2015, therefore only a partial period of RAVICTI sales were recognized during the six months ended June 30, 2015, compared with full-period recognition of sales during the six months ended June 30, 2016.

DUEXIS. Net sales increased $2.1 million, or 3%, to $75.2 million during the six months ended June 30, 2016, from $73.1 million during the six months ended June 30, 2015. Net sales increased by approximately $31.5 million resulting from prescription volume growth, offset by a decrease of approximately $29.4 million due to lower net pricing resulting from higher co-pay and other patient assistance.

VIMOVO. Net sales decreased $15.9 million, or 22%, to $56.9 million during the six months ended June 30, 2016, from $72.8 million during the six months ended June 30, 2015. Net sales decreased by approximately $27.9 million due to lower net pricing resulting from higher co-pay and other patient assistance, offset by an increase of approximately $12.0 million resulting from prescription volume growth.

ACTIMMUNE. Net sales increased $4.9 million, or 10%, to $55.5 million during the six months ended June 30, 2016, from $50.6 million during the six months ended June 30, 2015. Net sales increased by approximately $9.1 million due to higher net pricing, offset by a decrease of approximately $4.2 million resulting from prescription volume decreases.

KRYSTEXXA. Net sales were $36.0 million during the six months ended June 30, 2016. We began recognizing KRYSTEXXA sales following the acquisition of Crealta in January 2016.

RAYOS. Net sales increased $5.1 million, or 29%, to $22.6 million during the six months ended June 30, 2016, from $17.5 million during the six months ended June 30, 2015. Net sales increased by approximately $6.0 million resulting from prescription volume growth, offset by a decrease of approximately $0.9 million due to lower net pricing resulting from higher co-pay and other patient assistance.

BUPHENYL. Net sales increased $3.9 million, or 102%, to $7.8 million during the six months ended June 30, 2016, from $3.9 million during the six months ended June 30, 2015. We began recognizing BUPHENYL sales following the closing of the Hyperion acquisition on May 7, 2015, therefore only a partial period of BUPHENYL sales were recognized during the six months ended June 30, 2015, compared with full-period recognition of sales during the six months ended June 30, 2016.

LODOTRA. Net sales increased $0.5 million, or 34%, to $1.9 million during the six months ended June 30, 2016, from $1.4 million during the six months ended June 30, 2015. The increase was the result of increased medicine shipments to our European distribution partner, Mundipharma. LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

MIGERGOT. Net sales were $2.0 million during the six months ended June 30, 2016. We began recognizing MIGERGOT sales following the acquisition of Crealta in January 2016.

The table below reconciles our gross to net sales for the six months ended June 30, 2016 and 2015 (in millions):

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Amount	% of Gross Sales	Amount	% of Gross Sales

Gross sales	$1,484.6	100.0%	$793.8	100.0%
Adjustments to gross sales:
Prompt pay discounts	(30.1)	(2.0)%	(16.3)	(2.1)%
Medicine returns	(0.2)	(0.0)%	(7.4)	(0.9)%
Co-pay and other patient assistance	(816.8)	(55.1)%	(397.4)	(50.1)%
Wholesaler fees and commercial rebates	(54.8)	(3.7)%	(26.9)	(3.4)%
Government rebates and chargebacks	(120.6)	(8.1)%	(59.8)	(7.5)%
Total adjustments	(1,022.5)	(68.9)%	(507.8)	(64.0)%
Net sales	$462.1	31.1%	$286.0	36.0%

During the six months ended June 30, 2016, co-pay and other patient assistance, as a percentage of gross sales, increased to 55.1% from 50.1% during the six months ended June 30, 2015. The increase was primarily due to the rollout of our HorizonCares program to all sales territories which helped ensure patient access to our medicines in the face of increased control by certain PBMs and payors. During the six months ended June 30, 2016, we recorded a net release of $4.3 million in accrued wholesaler fees and commercial rebates and government rebates and chargebacks resulting from the receipt of lower invoices related to the year ended December 31, 2015.

Cost of Goods Sold. Cost of goods sold increased $67.7 million to $158.4 million during the six months ended June 30, 2016, from $90.7 million during the six months ended June 30, 2015. As a percentage of net sales, cost of goods sold was 34.3% during the six months ended June 30, 2016 compared to 31.7% during the six months ended June 30, 2015. The increase in cost of goods sold was primarily attributable to an increase in intangible amortization expense of $50.9 million, higher royalty accretion expense of $12.0 million, a $10.0 million increase in inventory step-up amortization and a $9.1 million increase in medicine costs associated with higher sales, offset by a decrease related to the remeasurement of royalties acquired through business combinations of $14.3 million, recorded during the six months ended June 30, 2015.

The increase in intangible amortization of $50.9 million during the six months ended June 30, 2016 compared to the prior year period was due to a $33.9 million increase in amortization expense related to RAVICTI and BUPHENYL intangible assets (acquired in May 2015) and $17.0 million expense related to KRYSTEXXA and MIGERGOT intangible asset amortization (acquired in January 2016).

The increase in inventory step-up amortization of $10.0 million during the six months ended June 30, 2016 compared to the prior year period was due to $16.5 million expense recorded during the six months ended June 30, 2016 related to KRYSTEXXA and MIGERGOT (acquired in January 2016) compared to $3.3 million expense recorded during the six months ended June 30, 2015 related to RAVICTI and BUPHENYL (acquired in May 2015) and $3.2 million related to ACTIMMUNE (acquired in September 2014).

Research and Development Expenses. Research and development expenses increased $8.8 million to $23.9 million during the six months ended June 30, 2016, from $15.1 million during the six months ended June 30, 2015. The increase in research and development expenses during the six months ended June 30, 2016 was primarily associated with an increase of $3.4 million in employee costs, including an increase of $1.7 million in share-based compensation to research and development employees, and a $2.0 million upfront fee paid for a license of a patent.

Sales and Marketing Expenses. Sales and marketing expenses increased $50.0 million to $155.1 million during six months ended June 30, 2016, from $105.1 million during the six months ended June 30, 2015. The increase in sales and marketing expenses was in line with the significant growth in revenue and an increase in the number of sales representatives over the same period and was primarily attributable to an increase of $24.6 million in employee costs, including $4.1 million related to share-based compensation resulting from increased staffing of our field sales force, an increase of $21.6 million in marketing and commercialization expenses and an increase of $3.8 million in expenses relating to the distribution of medicine samples.

General and Administrative Expenses. General and administrative expenses increased $16.9 million to $120.4 million during the six months ended June 30, 2016, from $103.5 million during the six months ended June 30, 2015. The increase was attributable to $18.5 million of share-based compensation expense, $28.3 million related to our growth in headcount and operating costs following the Hyperion and Crealta acquisitions, offset by a decrease of $29.9 million in acquisition-related general and administrative expenses.

Interest Expense, Net. Interest expense, net, increased $9.2 million to $38.7 million during the six months ended June 30, 2016, from $29.5 million during the six months ended June 30, 2015. The increased interest expense, net, was primarily due to full-period recognition during the six months ended June 30, 2016 of the interest on higher borrowings to fund the acquisition of Hyperion in May 2015, including our $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, six-year $400.0 million term loan facility, or the 2015 Term Loan Facility, and $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes, as compared to partial period recognition of the interest on these borrowings during the six months ended June 30, 2015 and our lower prior year borrowings under our 2014 Term Loan Facility.

Loss on Induced Conversion and Debt Extinguishment. The loss on induced conversion and debt extinguishment during the six months ended June 30, 2015 of $77.6 million was composed of $20.7 million related to the induced conversions of Convertible Senior Notes and $56.9 million related to the extinguishment of the 2014 Term Loan Facility. The loss on induced conversions consisted of $10.0 million for cash inducement payments, a $10.1 million charge for the extinguishment of debt and $0.6 million of expenses. The loss on extinguishment of the 2014 Term Loan Facility consisted of a $45.4 million early redemption premium and an $11.5 million charge for the extinguishment of debt.

Other Expense. Other expense during the six months ended June 30, 2015 totaled $10.1 million, which primarily related to the fees for the Hyperion acquisition financing commitment.

Benefit for Income Taxes. During the six months ended June 30, 2016, we recorded a benefit for income taxes of $4.2 million compared to $158.8 million during the six months ended June 30, 2015. The benefit for income taxes during the six months ended June 30, 2016 was primarily attributable to pre-tax losses incurred in higher tax rate jurisdictions which exceeded pre-tax income in lower tax rate jurisdictions. The benefit for income taxes during the six months ended June 30, 2015 was primarily attributable to the release of $105.1 million in valuation allowances in the United States due to the recognition of significant deferred tax liabilities as a result of the Hyperion acquisition.

NON-GAAP FINANCIAL MEASURES

EBITDA, or earnings before interest, taxes, depreciation and amortization, and adjusted EBITDA are used and provided by us as non-GAAP financial measures. We provide certain other financial measures such as non-GAAP net income and non-GAAP earnings per share which include adjustments to GAAP figures. Adjusted EBITDA and non-GAAP net income are intended to provide additional information on our performance, operations and profitability. Adjustments to our GAAP figures as well as EBITDA exclude acquisition-related expenses, an upfront fee for a license of a patent, loss on debt extinguishment and loss on sale of long-term investments, as well as non-cash items such as share-based compensation, depreciation and amortization, royalty accretion, non-cash interest expense, and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures. We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical and expected 2016 financial results and trends and to facilitate comparisons between periods and with respect to projected information. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

We are modifying the method of calculating non-GAAP income tax expense to align with guidance issued by the SEC on May 17, 2016. The new methodology calculates the income tax component of non-GAAP net income for each period by adjusting the GAAP tax expense (benefit) for the estimated tax impact of each non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment. This new methodology does not reflect any use of net operating loss carryforwards that we potentially may have been able to use if our actual earnings for these periods had been the non-GAAP net income. Previously, we had calculated the income tax component of non-GAAP net income by using the estimated cash taxes that we expected to pay for the period. The non-GAAP net income and diluted net income per share amounts shown in the GAAP to non-GAAP reconciliation tables below are based on the new methodology. Full reconciliations of GAAP to non-GAAP net income and GAAP to non-GAAP diluted net income per share for the first and second quarters of 2016 and all of 2015 using both the new and prior methodology are posted to the investor relations section of our website. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

Reconciliations of reported GAAP net income (loss) to EBITDA, adjusted EBITDA and adjusted non-GAAP net income, and the related per share amounts, are as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
GAAP Net Income (Loss)	$14,984	$31,814	$(30,422)	$12,261
Depreciation	1,091	576	2,083	1,230
Amortization and accretion:
Intangible amortization expense	50,792	31,832	100,442	49,510
Amortization of deferred revenue	(213)	(129)	(419)	(263)
Accretion of royalty liabilities	9,669	3,977	19,028	7,020
Amortization of inventory step-up adjustment	9,102	3,341	16,548	6,495
Interest expense, net (including amortization of debt discount and deferred financing costs)	19,228	19,448	38,686	29,480
Benefit for income taxes	(2,756)	(160,680)	(4,199)	(158,767)
EBITDA	101,897	(69,821)	141,747	(53,034)
Non-GAAP adjustments:
Remeasurement of royalties for medicines acquired through business combinations	—	14,277	—	14,277
Acquisition-related costs	281	46,689	11,297	50,343
Upfront fee for license of global patent	—	—	2,000	—
Loss on induced conversion of debt and debt extinguishment	—	67,080	—	77,624
Share-based compensation	27,997	24,665	55,609	31,339
Royalties for medicines acquired through business combinations (1)	(9,095)	(6,840)	(17,595)	(12,036)
Total of non-GAAP adjustments	19,183	145,871	51,311	161,547
Adjusted EBITDA	$121,080	$76,050	$193,058	$108,513

GAAP Net Income (Loss)	$14,984	$31,814	$(30,422)	$12,261
Non-GAAP Adjustments:
Remeasurement of royalties for medicines acquired through business combinations	—	14,277	—	14,277
Acquisition-related costs	281	46,689	11,297	50,343
Upfront fee for license of global patent	—	—	2,000	—
Loss on induced conversion of debt and debt extinguishment	—	67,080	—	77,624
Amortization and accretion:
Intangible amortization expense	50,792	31,832	100,442	49,510
Amortization of debt discount and deferred financing costs	4,507	5,622	8,932	7,848
Accretion of royalty liabilities	9,669	3,977	19,028	7,020
Amortization of inventory step-up adjustment	9,102	3,341	16,548	6,495
Share-based compensation	27,997	24,665	55,609	31,339
Depreciation expense	1,091	576	2,083	1,230
Royalties for medicines acquired through business combinations (1)	(9,095)	(6,840)	(17,595)	(12,036)
Total pre-tax non-GAAP adjustments	94,344	191,219	198,344	233,650
Income tax effect on pre-tax non-GAAP adjustments (2)	(18,064)	(59,028)	(35,338)	(59,200)
Other non-GAAP income tax adjustments (3)	—	(105,133)	—	(105,133)
Total non-GAAP adjustments	76,280	27,058	163,006	69,317
Non-GAAP Net Income	$91,264	$58,872	$132,584	$81,578

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Non-GAAP Earnings Per Share:
Weighted average shares – Basic	160,468,146	150,771,902	160,186,270	138,369,537

Non-GAAP Earnings Per Share – Basic
GAAP earnings (loss) per share – Basic	$0.09	$0.21	$(0.19)	$0.09
Non-GAAP adjustments	0.48	0.18	1.02	0.50
Non-GAAP earnings per share – Basic	$0.57	$0.39	$0.83	$0.59

Weighted average shares – Diluted
Weighted average shares – Basic	160,468,146	150,771,902	160,186,270	138,369,537
Ordinary share equivalents	3,452,435	9,025,417	3,630,429	6,662,345
Weighted average shares – Diluted	163,920,581	159,797,319	163,816,699	145,031,882

Non-GAAP Earnings Per Share – Diluted
GAAP earnings (loss) per share – Diluted	$0.09	$0.20	$(0.19)	$0.08
Non-GAAP adjustments	0.47	0.17	1.02	0.48
Diluted earnings per share effect of ordinary share equivalents	—	—	(0.02)	—
Non-GAAP earnings per share – Diluted	$0.56	$0.37	$0.81	$0.56

(1)	Royalties for medicines acquired through business combinations relate to ACTIMMUNE, BUPHENYL, KRYSTEXXA, MIGERGOT, RAVICTI and VIMOVO.
(2)	Adjustment to the GAAP tax expense (benefit) for the estimated tax impact of each non-GAAP adjustment based on the statutory tax rate of the applicable jurisdictions for each non-GAAP adjustment.
(3)

Other non-GAAP income tax adjustments in the three and six months ended June 30, 2015 of $105.1 million related to the release of certain valuation allowances in connection with the Hyperion acquisition.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of June 30, 2016, we had an accumulated deficit of $711.6 million. We expect that our sales and marketing expenses will continue to increase as a result of our commercialization of our medicines, but we believe these cost increases will be more than offset by higher net sales and gross profits. We achieved operating profitability in the year ended December 31, 2015, and we expect our current operations to achieve operating profitability in 2016, absent unusual or non-recurring items.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several quarters. As of June 30, 2016, we had $424.5 million in cash and cash equivalents and total debt with a book value of $1,143.7 million and face value of $1,271.0 million. We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next 12 months. Part of our strategy is to expand and leverage our commercial capabilities by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. To the extent we enter into transactions to acquire medicines or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings.

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

On March 13, 2015, Horizon Pharma Investment Limited, a wholly-owned subsidiary of Horizon Pharma plc, or Horizon Investment, completed a private placement of $400.0 million aggregate principal amount of Exchangeable Senior Notes to several investment banks acting as initial purchasers who subsequently resold the Exchangeable Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act. The net proceeds from the offering of the Exchangeable Senior Notes were approximately $387.2 million, after deducting the initial purchasers’ discount and offering expenses payable by Horizon Investment.

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

Except as described below, the 2023 Senior Notes may not be redeemed before May 1, 2018. Thereafter, some or all of the 2023 Senior Notes may be redeemed at any time at specified redemption prices, plus accrued and unpaid interest to the redemption date. At any time prior to May 1, 2018, some or all of the 2023 Senior Notes may be redeemed at a price equal to 100% of the aggregate principal amount thereof, plus a make-whole premium and accrued and unpaid interest to, but not including, the redemption date. Also prior to May 1, 2018, up to 35% of the aggregate principal amount of the 2023 Senior Notes may be redeemed at a redemption price of 106.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net proceeds of certain equity offerings; provided that: (1) at least 65% of the aggregate principal amount of notes originally issued under the indenture (excluding notes held by the parent and its subsidiaries) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs with 180 days of the date of closing such equity offering. In addition, the 2023 Senior Notes may be redeemed in whole but not in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, if on the next date on which any amount would be payable in respect of the 2023 Senior Notes, HPI or any guarantor is or would be required to pay additional amounts as a result of certain tax-related events.

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

On May 7, 2015, we, HPI, and certain of our subsidiaries entered into a credit agreement with Citibank N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto, or the credit agreement, providing for (i) the six-year $400.0 million 2015 Term Loan Facility; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder, or the 2015 Senior Secured Credit Facility. The initial borrower under the 2015 Term Loan Facility is HPI. The credit agreement allows for us and certain of our other subsidiaries to become borrowers under the accordion or refinancing facilities. Loans under the 2015 Term Loan Facility bear interest, at each borrower’s option, at a rate equal to either the London Inter-Bank Offer Rate, or LIBOR, plus an applicable margin of 3.5% per year (subject to a 1.0% LIBOR floor), or the adjusted base rate plus 2.5%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus ½ of 1% and (d) 2%. We borrowed the full $400.0 million available under the 2015 Term Loan Facility on May 7, 2015 as a LIBOR-based borrowing. The net proceeds from the 2015 Term Loan Facility were approximately $391.7 million.

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

During the six months ended June 30, 2016, we issued an aggregate of 231,807 ordinary shares in connection with the exercise of stock options and received $1.7 million in proceeds.

During the six months ended June 30, 2016, we issued an aggregate of 552,836 ordinary shares in net settlement of vested restricted stock units.

During the six months ended June 30, 2016, we issued an aggregate of 13,584 ordinary shares in net settlement of vested performance stock units.

During the six months ended June 30, 2016, we issued an aggregate of 261,780 ordinary shares pursuant to employee stock purchase plans and received $3.2 million in proceeds.

During the six months ended June 30, 2016, we made payments of $4.7 million for employee withholding taxes relating to share-based awards.

In May 2016, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to 5,000,000 of our ordinary shares. The timing and amount of repurchases, including whether we decide to repurchase any shares pursuant to the authorization, will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, our cash resources, restrictions under our credit agreement, and market conditions. As of June 30, 2016, we had not purchased any of our ordinary shares under this repurchase program.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows as of and for the six months ended June 30, 2016 and 2015 (in thousands):

	2016	2015
Cash and cash equivalents	$424,525	$667,057
Cash provided by (used in):
Operating activities	101,484	(29,155)
Investing activities	(534,490)	(959,881)
Financing activities	(1,841)	1,438,033

Operating Cash Flows

During the six months ended June 30, 2016, net cash provided by operating activities was $101.5 million compared to net cash used in operating activities of $29.2 million during the six months ended June 30, 2015. The increase in net cash provided by operating activities was primarily attributable to higher cash collections from accounts receivable balances as a result of an increase in sales of medicines, partially offset by higher cash outlays for contractual allowances, patient access programs and government rebates and chargebacks. This contrasted with the six months ended June 30, 2015, when net cash used in operating activities was reported due to the growth in working capital for accounts receivable and higher funding levels for patient co-pays and the payment of a $45.4 million early redemption premium related to the 2014 Term Loan Facility.

Cash provided by operating activities was negatively impacted during the six months ended June 30, 2016 due to cash payments of $22.6 million for costs related to acquisitions, $29.8 million for interest payments made on our 2015 Term Loan Facility, 2023 Senior Notes and Exchangeable Senior Notes, $18.1 million of cash paid for income taxes and $2.0 million of cash paid for an upfront fee for a license of a global patent. During the six months ended June 30, 2015, we made cash payments of $36.7 million for costs related to acquisitions, $11.8 million for interest payments, $55.4 million for induced conversions and debt extinguishment and related expenses, $9.0 million for fees relating to a debt commitment and $1.6 million for income taxes.

Investing Cash Flows

During the six months ended June 30, 2016 and 2015, net cash used in investing activities was $534.5 million and $959.9 million, respectively. The net cash used in investing activities during the six months ended June 30, 2016 was primarily associated with $514.8 million of payments for the acquisition of Crealta, net of cash acquired, a $5.6 million (€5.0 million) initial payment for rights to interferon gamma-1b and $12.8 million of payments for purchases of property and equipment. The net cash used in investing activities during the six months ended June 30, 2015 was primarily associated with payments for the acquisition of Hyperion in May 2015 of $1,022.4 million, net of cash acquired, less $64.6 million in proceeds from the liquidation of available-for-sale investments.

Financing Cash Flows

During the six months ended June 30, 2016, net cash used in financing activities was $1.8 million compared to net cash provided by financing activities of $1,438.0 million during the six months ended June 30, 2015. The decrease in net cash provided by financing activities during the six months ended June 30, 2016 was primarily attributable to the absence of any new financings during the six months ended June 30, 2016. Net cash provided by financing activities during the six months ended June 30, 2015 was primarily attributable to $475.6 million of net proceeds from the 2015 Offering, $462.3 million of net proceeds from the issuance of the 2023 Senior Notes, $391.7 million of net proceeds from the 2015 Term Loan Facility, $387.2 million of net proceeds received from borrowings under the Exchangeable Senior Notes, and was negatively impacted by the repayment of $297.0 million of the 2014 Term Loan Facility.

Financial Condition as of June 30, 2016 compared to December 31, 2015

Accounts receivable, net. Accounts receivable, net, increased $94.0 million, from $210.4 million as of December 31, 2015 to $304.4 million as of June 30, 2016. The increase is due to growth in gross sales of our medicines.

Inventories, net. Inventories, net, increased $153.7 million, from $18.4 million as of December 31, 2015 to $172.1 million as of June 30, 2016. This increase is primarily due to $145.4 million of stepped-up KRYSTEXXA and MIGERGOT inventory at June 30, 2016 recorded as a result of the Crealta acquisition in January 2016.

Prepaid expenses and other current assets. Prepaid expenses and other current assets increased $18.0 million, from $15.9 million as of December 31, 2015 to $33.9 million as of June 30, 2016. The increase is primarily due to $11.5 million of quarterly estimated income tax installments paid at June 30, 2016, an increase of $1.6 million in medicine samples inventory and an additional $1.5 million of rabbi trust assets held at June 30, 2016.

Developed technology, net. Developed technology, net, increased $318.7 million, from $1,609.0 million as of December 31, 2015 to $1,927.7 million as of June 30, 2016. The increase is primarily due to $418.7 million of KRYSTEXXA and MIGERGOT developed technology acquired in the Crealta acquisition, offset by amortization of $100.0 million during the six months ended June 30, 2016.

Other assets. Other assets increased $6.0 million, from $0.2 million as of December 31, 2015 to $6.2 million as of June 30, 2016. This increase is primarily due to an upfront payment of $5.6 million (€5.0 million) to Boehringer Ingelheim International upon the signing of a definitive agreement to acquire worldwide rights to interferon gamma-1b.

Accounts payable. Accounts payable increased $42.4 million, from $16.6 million as of December 31, 2015 to $59.0 million as of June 30, 2016. This increase is due to $36.2 million of trade discounts and rebates included within accounts payable as of June 30, 2016 and timing of payments.

Accrued expenses. Accrued expenses decreased $24.3 million, from $100.0 million as of December 31, 2015 to $75.7 million as of June 30, 2016. This is due to decreases in payroll-related accruals as a result of payments made for 2015 incentive bonuses and Hyperion severance, and decreases in accruals for our sales and marketing and research and development functions.

Accrued trade discounts and rebates. Accrued trade discounts and rebates increased $36.9 million, from $183.8 million as of December 31, 2015 to $220.7 million as of June 30, 2016. This is due to a $4.2 million increase in accrued wholesaler fees and commercial rebates, a $20.3 million increase in accrued co-pay and other patient assistance and a $12.4 million increase in accrued government rebates and chargebacks. These increases are in line with the increase in gross sales during the period.

Accrued royalties, net of current. Accrued royalties, net of current, increased $46.7 million, from $123.5 million as of December 31, 2015 to $170.2 million as of June 30, 2016. This increase is primarily due to the assumption of KRYSTEXXA and MIGERGOT contingent royalties of $51.3 million at June 30, 2016 as a result of the Crealta acquisition in January 2016.

Deferred tax liabilities, net. Deferred tax liabilities, net, increased $18.2 million, from $113.4 million as of December 31, 2015 to $131.6 million as of June 30, 2016. The increase primarily resulted from the recording of deferred tax liabilities in connection with the acquisition of Crealta in January 2016.

Other long-term liabilities. Other long-term liabilities increased $11.2 million, from $9.4 million as of December 31, 2015 to $20.6 million as of June 30, 2016. The increase is primarily due to a $6.9 million contingent liability assumed as a result of the Crealta acquisition, an increase of $1.5 million in long-term deferred compensation plan liabilities and $1.4 million of increased tax liabilities.

Contractual Obligations

During the six months ended June 30, 2016, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact a company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of our significant accounting policies is included in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our application of our critical accounting policies during the six months ended June 30, 2016.

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

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. For the six months ended June 30, 2016, our top five customers, AmerisourceBergen, Cardinal Health, Inc., CVS Caremark, McKesson Corporation and Rochester Drug Company accounted for approximately 88% of total consolidated gross sales. For the six months ended June 30, 2015, our top five customers, American Specialty Pharmacy, Inc., AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation and Rochester Drug Company accounted for approximately 83% of total consolidated gross sales.

In addition, five customers, AmerisourceBergen, Cardinal Health, Inc., CVS Caremark, McKesson Corporation and Rochester Drug Company accounted for approximately 96% of our total outstanding accounts receivable balances at June 30, 2016. Five customers, American Specialty Pharmacy, Inc., AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation and Rochester Drug also accounted for approximately 90% of our total outstanding accounts receivable balances at June 30, 2015. Historically, we have not experienced any significant losses related to our accounts receivable balances.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, the end of the period covered by this report.

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

We are in the process of implementing new enterprise resource planning software, SAP, as part of a plan to integrate and upgrade our systems and processes. The implementation of this global software is scheduled to continue in phases over a number of years. During the first and second quarters of 2016, we migrated certain areas of our business to SAP, including financial reporting, financial planning and analysis, supply chain and treasury. As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

During the three months ended June 30, 2016, other than continuing changes to our internal control processes resulting from the Crealta acquisition and new enterprise resource planning software, as discussed above, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

acceptance by patients, primary care physicians and key specialists, including rheumatologists, orthopedic surgeons, pain specialists, podiatrists, medical geneticists and specialists in pediatric immunology, allergy, infectious diseases and hematology/oncology;

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

Our strategy with respect to RAVICTI includes accelerating the transition of UCD patients from BUPHENYL or generic equivalents to RAVICTI, increasing the diagnosis of UCD and treatment of untreated UCD patients through patient and physician outreach, and increasing the price of the medicine. Part of our success in our strategy will depend on obtaining approval of RAVICTI for the treatment of UCD in patients less than two years of age, and we cannot guarantee that this will occur on our anticipated timeline or at all. On June 29, 2016, we submitted a supplemental new drug application, or sNDA, with the FDA for RAVICTI to expand the age range for chronic management of UCDs from two years of age and older to two months of age and older. Subject to positive data from on-going studies, we have targeted an sNDA submission in the first quarter of 2018 in relation to UCD patients during the first two months of life. In November 2015, we received approval of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, for RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric UCD patients greater than two months of age. This authorizes us to market RAVICTI in all 28 Member States of the European Union, or EU, and will form the basis for recognition by the Member States of the European Economic Area, namely Norway, Iceland and Liechtenstein, for the medicine to be placed on the market. In June 2016, we partnered with Clinigen Group plc’s Idis managed access division to initiate a managed access program in selected European countries. While we expect to commercially launch RAVICTI in Europe in 2017, we cannot guarantee we will be able to successfully implement our commercial plans for RAVICTI in Europe. Our strategy with respect to KRYSTEXXA includes the expansion of our sales force, the planned enhancement of the KRYSTEXXA marketing campaign with improved immunogenicity data, continued volume growth and pricing optimization.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biopharmaceutical company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets in Europe where we have commercial rights. We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights. Prior to our commercial launch of DUEXIS in the United States in December 2011, we did not have any experience commercializing medicines on our own. In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Although we had expanded our sales force to approximately 500 sales representatives as of June 30, 2016, consisting of approximately 15 orphan disease sales representatives, 395 primary care sales representatives and 90 rheumatology sales specialists, we currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

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

If we cannot successfully implement our patient access programs or enter into formulary and reimbursement agreements with pharmacy benefit managers in the face of increasing pressure to reduce the price of medications, the adoption of our medicines by physicians, patients and payors may decline.*

There continues to be immense pressure from healthcare payors and pharmacy benefit managers, or PBMs, to use less expensive generics or over-the-counter brands instead of branded medicines. For example, two of the largest PBMs have placed DUEXIS and VIMOVO on their formulary exclusion lists. Additional healthcare plans, including those that contract with these PBMs but use different formularies, may also choose to exclude our medicines from their formularies or restrict coverage to situations where a generic or over-the-counter medicine has been tried first. Many payors and PBMs also require patients to make co-payments for branded medicines, including many of our medicines, in order to incentivize the use of generic or other lower-priced alternatives instead. Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispenses an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician. Because our medicines (other than BUPHENYL) do not currently have FDA-approved generic equivalents in the United States, we do not believe our medicines should be subject to mandatory generic substitution laws. However, we understand that some pharmacies may attempt to obtain physician authorization to switch prescriptions for DUEXIS or VIMOVO to prescriptions for multiple generic medicines with similar active pharmaceutical ingredients, or APIs, to ensure payment for the medicine if the physician’s prescription for the branded medicine is not immediately covered by the payor, despite such substitution being off-label in the case of DUEXIS. If these limitations in coverage and other incentives result in patients refusing to fill prescriptions or being dissatisfied with the out-of-pocket costs of their medications, or if pharmacies otherwise seek and receive physician authorization to switch prescriptions, not only would we lose sales on prescriptions that are ultimately not filled, but physicians may be dissuaded from writing prescriptions for our medicines in the first place in order to avoid potential patient non-compliance or dissatisfaction over medication costs, or to avoid spending the time and effort of responding to pharmacy requests to switch prescriptions.

Part of our commercial strategy to increase adoption and access to our medicines in the face of these incentives to use generic alternatives is to offer physicians the opportunity to have patients fill prescriptions through independent pharmacies participating in our HorizonCares access program. Through HorizonCares, financial assistance may be available to reduce eligible patients’ out-of-pocket costs for prescriptions filled. Because of this assistance, eligible patients’ out-of-pocket cost for our medicines when dispensed through HorizonCares may be significantly lower than such costs when our medicines are dispensed outside of the HorizonCares program. However, to the extent physicians do not direct prescriptions currently filled through traditional pharmacies, including those associated with or controlled by PBMs, to pharmacies participating in our HorizonCares program, we may experience a significant decline in DUEXIS, VIMOVO and PENNSAID 2% prescriptions as a result of formulary exclusions, co-payment requirements or other incentives to use lower-priced alternatives to our medicines. Our ability to increase utilization of our access programs will depend on physician and patient awareness and comfort with the programs, and we have limited ability to influence whether physicians use our access programs to prescribe our medicines or whether patients will agree to receive our medicines through the HorizonCares program. In addition, the HorizonCares program is not available to federal health care program (such as Medicare and Medicaid) beneficiaries. We have also begun to pursue the additional strategy of contracting with PBMs and other payors to secure formulary status and reimbursement for certain of our primary care medicines, which would generally require us to pay administrative fees and rebates to the PBMs and other payors for qualifying prescriptions. While we recently announced a business relationship with one of the largest PBMs, CVS Caremark, that has resulted in DUEXIS and VIMOVO being removed from the CVS Caremark 2017 exclusion list and that we believe will secure formulary status for these medicines, we cannot guarantee that we will be able to agree to terms with other PBMs and other payors, or that such terms will be commercially reasonable to us. If we are unable to increase adoption of HorizonCares for filling prescriptions of our medicines or to secure formulary status and reimbursement through arrangements with PBMs and other payors, our ability to maintain or increase prescriptions for our medicines could be impaired.

There has been recent negative publicity regarding the use of specialty pharmacies and drug pricing. Our patient access programs are not involved in the prescribing of medicines and are solely to assist in ensuring that when a physician determines one of our medicines offers a potential clinical benefit to their patients and they prescribe one for an eligible patient, financial assistance may be available to reduce the patient’s out-of-pocket costs. In addition, all pharmacies that fill prescriptions for our medicines are fully independent, including those that participate in HorizonCares. We do not own or possess any option to purchase an ownership stake in any pharmacy that distributes our medicines, and our relationship with each pharmacy is non-exclusive and arm’s length. All of our sales are processed through pharmacies independent of us. Despite this, the recent negative publicity regarding specialty pharmacies may result in physicians being less willing to participate in our patient access programs and thereby limit our ability to increase patient access and adoption of our medicines.

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

Even if we are successful in increasing the use our patient access programs, these programs may become too costly for us to maintain if we are unable to maintain or enhance payor reimbursement of our medicines. The aggregate commercial value of our patient access programs for the six months ended June 30, 2016 was $816.8 million. If additional formularies place our medicines on their exclusion lists or increase the co-payments applicable to our medicines, our cost of ensuring that patients have low-cost access to our medicines will increase and our profitability could decline. If the cost of maintaining our patient access programs increases relative to our sales revenues, we could be forced to reduce the amount of patient financial assistance that we offer or otherwise scale back or eliminate such programs, which could in turn have a negative impact on physicians’ willingness to prescribe and patients’ willingness to fill prescriptions of our medicines. As an alternative means of ensuring access to our medicines, we have also begun pursuing business arrangements with PBMs and other payors to secure formulary status and reimbursement of our medicines, such as our recently announced arrangement with CVS Caremark. While we believe that, if successful, this strategy would result in broader inclusion of certain of our primary care medicines on healthcare plan formularies, and therefore increase payor reimbursement and lower our cost of providing patient access programs, these arrangements would generally require the drug manufacturer to pay administrative and rebate payments to the PBMs and/or other payors. To the extent that we enter into arrangements with PBMs and other payors, we will owe rebate payments not only on prescriptions under plans that currently exclude certain of our medicines from their formulary and for which we provide significant patient assistance to ensure access, but also on prescriptions that are reimbursed by applicable healthcare plans. If our arrangement with CVS Caremark and any additional PBMs and other payors that we enter into business arrangements with do not result in increased prescriptions and reductions in our costs to provide our patient access programs that are sufficient to offset the administrative fees and rebate payments to the PBMs and/or other payors, our net revenues may decline.

If we are unable to successfully implement our commercial plans and facilitate adoption by patients and physicians of any approved medicines through our sales, marketing and commercialization efforts, then we will not be able to generate sustainable revenues from medicine sales which will have a material adverse effect on our business and prospects.

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

Our limited history of commercial operations makes evaluating our business and future prospects difficult and may increase the risk of any investment in our ordinary shares.*

We face considerable risks and difficulties as a company with limited commercial operating history, particularly as a global consolidated entity with operating subsidiaries that also have limited operating histories. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. Our limited commercial operating history, including our limited history commercializing our current medicines, makes it particularly difficult for us to predict our future operating results and appropriately budget for our expenses. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. For example, we may underestimate the resources we will require to successfully integrate recent or future medicine or company acquisitions, or to commercialize our medicines, or not realize the benefits we expect to derive from our recent or future acquisitions. In addition, we have a limited history implementing our commercialization strategy focused on patient access, and we cannot guarantee that we will be able to successfully implement this strategy or that it will represent a viable strategy over the long term.

We have rights to medicines in certain jurisdictions but have no control over third parties that have rights to commercialize those medicines in other jurisdictions, which could adversely affect our commercialization of these medicines.*

Boehringer Ingelheim RCV GmbH & Co. KG, or Boehringer Ingelheim, currently has rights to commercialize ACTIMMUNE, known as IMUKIN, outside the United States, Canada and Japan. On May 18, 2016, we entered into a definitive agreement with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim International, to acquire rights to IMUKIN in an estimated 30 countries primarily in Europe and the Middle East. We expect to close the transaction by year-end 2016, subject to the satisfaction of closing conditions. AstraZeneca AB, or AstraZeneca, has retained its existing rights to VIMOVO in territories outside of the United States, including the right to use the VIMOVO name and related trademark. While we have the worldwide rights to BUPHENYL, the marketing and distribution rights are licensed to Swedish Orphan Biovitrum AB, or SOBI, through the end of 2016. Similarly, Nuvo Research Inc., or Nuvo, has retained its rights to PENNSAID 2% in territories outside of the United States and has announced its intention to seek commercialization partners outside the United States. We have little or no control over Boehringer Ingelheim’s activities with respect to IMUKIN outside the United States, Canada and Japan, over AstraZeneca’s activities with respect to VIMOVO outside of the United States, over SOBI’s activities with respect to BUPHENYL in Europe, certain Asian, Latin American, Middle Eastern, North African and other countries or over Nuvo’s or its future commercial partners’ activities with respect to PENNSAID 2% outside of the United States, even though those activities could impact our ability to successfully commercialize ACTIMMUNE, VIMOVO, BUPHENYL and PENNSAID 2%. For example, AstraZeneca or its assignees or Nuvo or its assignees can make statements or use promotional materials with respect to VIMOVO or PENNSAID 2%, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell VIMOVO or PENNSAID 2%, respectively, in foreign countries, including Canada, at prices that are dramatically lower than the prices we charge in the United States. These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States, in particular because AstraZeneca is continuing to market VIMOVO outside the United States under the same VIMOVO brand name that we are using in the United States. In addition, medicine recalls or safety issues with ACTIMMUNE, VIMOVO, BUPHENYL or PENNSAID 2% outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market ACTIMMUNE, VIMOVO, BUPHENYL and PENNSAID 2%. We also rely on Boehringer Ingelheim, AstraZeneca, SOBI and Nuvo or their assignees to provide us with timely and accurate safety information regarding the use of ACTIMMUNE, VIMOVO, BUPHENYL or PENNSAID 2%, respectively, outside of the United States (and outside of Canada and Japan with regards to Boehringer Ingelheim), as we have or will have limited access to this information ourselves.

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

We rely on an exclusive supply agreement with Boehringer Ingelheim for manufacturing and supply of ACTIMMUNE. However, Boehringer Ingelheim also currently manufactures interferon gamma-1b to supply its own commercial needs in its licensed territory, and this may lead to capacity allocation issues and supply constraints to our company. On May 18, 2016, we entered into a definitive agreement with Boehringer Ingelheim International to acquire their rights to interferon gamma-1b, which we expect to close by year-end 2016, subject to the satisfaction of closing conditions. ACTIMMUNE is manufactured by starting with cells from working cell bank samples which are derived from a master cell bank. We and Boehringer Ingelheim separately store multiple vials of the master cell bank. In the event of catastrophic loss at our or Boehringer Ingelheim’s storage facility, it is possible that we could lose multiple cell banks and have the manufacturing capacity of ACTIMMUNE severely impacted by the need to substitute or replace the cell banks. In addition, a key excipient used in PENNSAID 2% as a penetration enhancer is dimethyl sulfoxide, or DMSO. We and Nuvo, our exclusive supplier of PENNSAID 2%, rely on a sole proprietary form of DMSO for which we maintain a substantial safety stock. However, should this supply become inadequate, damaged, destroyed or unusable, we and Nuvo may not be able to qualify a second source. We rely on NOF Corporation, or NOF, as our exclusive supplier of the PEGylation agent that is a critical raw material in the manufacture of KRYSTEXXA. If NOF failed to supply such PEGylation agent, it may lead to KRYSTEXXA supply constraints.

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

In addition, we do not have the capability to package any of our medicines for distribution. Under our master manufacturing services agreement with Patheon, we have entered into a medicine agreement for packaging of RAYOS/LODOTRA. Valeant Pharmaceuticals International, Inc. manufactures and supplies DUEXIS to us in final, packaged form for the United States as well as any additional countries as may be agreed to by the parties. Patheon supplies final, packaged VIMOVO medicine pursuant to the master manufacturing services and product agreement we executed in connection with our acquisition of the U.S. rights to VIMOVO. Boehringer Ingelheim supplies final, packaged ACTIMMUNE to us and Nuvo supplies final, packaged PENNSAID 2% to us, in each case under exclusive supply agreements. We have clinical and commercial supplies of BUPHENYL finished medicine manufactured for us by PII on a purchase order basis. We have clinical and commercial supplies of RAVICTI finished drug medicine manufactured by Lyne under a commercial supply agreement and have an agreement in place with Halo Pharmaceutical, Inc. to serve as a finished drug medicine supplier for RAVICTI in the EU. Sigma Tau PharmaSource Inc. supplies final, packaged KRYSTEXXA to us for the United States. G & W Laboratories, Inc. manufactures and supplies MIGERGOT to us in final, packaged form for the United States.

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

We have experienced recent growth and expanded the size of our organization substantially in connection with our recent acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine or company acquisitions.*

As of December 31, 2010 and prior to the commercial launch of DUEXIS, we employed approximately 40 full-time employees as a consolidated entity. As of June 30, 2016, we employed approximately 915 full-time employees, including approximately 500 sales representatives, representing a substantial change to the size of our organization over a relatively short period of time. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

DUEXIS and VIMOVO face competition from other NSAIDs, including Celebrex® which is marketed by Pfizer Inc., and is also a generic medicine known as celecoxib and marketed by other pharmaceutical companies. DUEXIS and VIMOVO also face significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers. Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS or VIMOVO. PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2%, and Voltaren Gel, marketed by Endo Pharmaceuticals Solutions Inc., which is the market leader in the topical NSAID category. Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician. Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe DUEXIS, PENNSAID 2% or VIMOVO, those prescriptions may not result in sales. If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS or generic naproxen and branded Nexium® (esomeprazole) as a substitute for VIMOVO or generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, sales of DUEXIS, PENNSAID 2% and VIMOVO may suffer despite any success we may have in promoting DUEXIS, PENNSAID 2% or VIMOVO to physicians. In addition, other medicine candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known or FDA approved, may be developed and compete with DUEXIS or VIMOVO, respectively, in the future. While KRYSTEXXA faces limited direct competition, a number of competitors have drugs in Phase 1 or Phase 2 trials. On December 22, 2015, AstraZeneca secured approval from the FDA for ZURAMPIC (lesinurad) 200mg tablets in combination with a xanthine oxidase inhibitor, or XOI, for the treatment of hyperuricemia associated with gout in patients who have not achieved target serum uric acid (sUA) levels with an XOI alone. In April 2016, the U.S. rights to ZURAMPIC were licensed to Ironwood Pharmaceuticals Inc. Although ZURAMPIC is not a direct competitor because it has not been approved for refractory gout, this therapy could be used prior to use of KRYSTEXXA and if effective, could reduce the target patient population for KRYSTEXXA.

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

On May 6, 2015, we entered into a settlement and license agreement, or the Perrigo settlement agreement, with Perrigo Company plc and its subsidiary Paddock Laboratories, LLC, or collectively Perrigo, relating to patent infringement litigation with Perrigo. Under the Perrigo settlement agreement, we granted Perrigo a non-exclusive license to manufacture and commercialize Perrigo’s generic version of PENNSAID 2% in the United States after the license effective date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Perrigo’s generic version of PENNSAID 2% during certain limited periods prior to the license effective date. Under the Perrigo settlement agreement, the license effective date is January 10, 2029; however, Perrigo may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in our PENNSAID 2% shipments over specified periods of time. In certain circumstances following the entry of other third-party generic versions of PENNSAID 2%, we may be required to supply PENNSAID 2% to Perrigo as our authorized distributor of generic PENNSAID 2%, with us receiving specified percentages of any net sales by Perrigo. We also agreed that if we enter into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, we will amend the Perrigo settlement agreement to provide Perrigo with terms that are no less favorable than those provided to the other parties.

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

On April 18, 2016, we entered into a settlement and license agreement, or the Amneal settlement agreement, with Amneal Pharmaceuticals LLC, or Amneal, relating to patent infringement litigation with Amneal. Under the Amneal settlement agreement, we granted Amneal a non-exclusive license to manufacture and commercialize Amneal’s generic version of PENNSAID 2% in the United States after the license effective date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Amneal’s generic version of PENNSAID 2% during certain limited periods prior to the license effective date. Under the Amneal settlement agreement, the license effective date is January 10, 2029; however, Amneal may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation or the entry of other third-party generic versions of PENNSAID 2%. In certain circumstances following the entry of other third-party generic versions of PENNSAID 2%, we may be required to supply PENNSAID 2% to Amneal as our non-exclusive, authorized distributor of generic PENNSAID 2%, with us receiving specified percentages of any net sales by Amneal. We also agreed that if we enter into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, we will amend the Amneal settlement agreement to provide Amneal with terms that are no less favorable than those provided to the other parties.

On May 9, 2016, we entered into a settlement and license agreement, or the Teligent settlement agreement, with Teligent, Inc., or Teligent, relating to patent infringement litigation with Teligent. Under the Teligent settlement agreement, we granted Teligent a non-exclusive license to manufacture and commercialize Taro’s generic version of PENNSAID 2% in the United States after the license effective date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Teligent’s generic version of PENNSAID 2% during certain limited periods prior to the license effective date. Under the Teligent settlement agreement, the license effective date is January 10, 2029; however, Teligent may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in our PENNSAID 2% shipments over specified periods of time. We also agreed that if we enter into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, we will amend the Teligent settlement agreement to provide Taro with terms that are no less favorable than those provided to the other parties.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against several companies intending to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the PENNSAID 2% cases, and involve the following sets of defendants: (i) Actavis Laboratories UT, Inc., formerly known as Watson Laboratories, Inc., Actavis, Inc. and Actavis plc, or collectively “Actavis”; (ii) Lupin Limited (“Lupin”) and (iii) Amneal Pharmaceuticals LLC (“Amneal”), with the Amneal case being settled and awaiting dismissal. These cases arise from Paragraph IV Patent Certification notice letters from each of Actavis, Lupin and Amneal advising each had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit. No trial date has been set by the court in these actions.

The Company received from Actavis a Paragraph IV Patent Certification Notice Letter dated July 1, 2016, against Orange Book listed U.S. Patent Nos. 9,339,551 and 9,339,552, advising that Actavis had filed an ANDA with the FDA for a generic version of PENNSAID 2%.

The Company received from Apotex Inc., or Apotex, a Paragraph IV Patent Certification Notice Letter dated April 1, 2016, against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, 8,871,809, 9,066,913, 9,101,591, 9,132,110, 9,168,304, 9,168,305 and 9,220,784, advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%. The Company also received from Apotex a second Paragraph IV Patent Certification Notice Letter dated June 30, 2016, against Orange Book listed U.S. Patent Nos. 9,339,551 and 9,339,552, advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%.

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

Patent litigation is currently pending in the United States District Court for the Eastern District of Texas against Par Pharmaceutical and in the United States District Court for the District of New Jersey against Par Pharmaceutical and against Lupin, who are each intending to market generic versions of RAVICTI prior to the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the RAVICTI cases and arise from Paragraph IV Patent Certification notice letters from each of Par Pharmaceutical and Lupin advising each had filed an ANDA with the FDA seeking approval to market a generic version of RAVICTI before the expiration of the patents-in-suit.

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

ACTIMMUNE is the only medicine currently approved by the FDA specifically for the treatment of CGD and SMO. While there are additional or alternative approaches used to treat patients with CGD and SMO, there are currently no medicines on the market that compete directly with ACTIMMUNE. A widely accepted protocol to treat CGD in the United States is the use of concomitant “triple prophylactic therapy” comprising ACTIMMUNE, an oral antibiotic agent and an oral antifungal agent. However, the FDA-approved labeling for ACTIMMUNE does not discuss this “triple prophylactic therapy,” and physicians may choose to prescribe one or both of the other modalities in the absence of ACTIMMUNE. Because of the immediate and life-threatening nature of SMO, the preferred treatment option for SMO is often to have the patient undergo a bone marrow transplant which, if successful, will likely obviate the need for further use of ACTIMMUNE in that patient. Likewise, the use of bone marrow transplants in the treatment of patients with CGD is becoming more prevalent, which could have a material adverse effect on sales of ACTIMMUNE and its profitability. We are aware of a number of research programs investigating the potential of gene therapy as a possible cure for CGD. Additionally, other companies may be pursuing the development of medicines and treatments that target the same diseases and conditions which ACTIMMUNE is currently approved to treat. As a result, it is possible that our competitors may develop new medicines that manage CGD or SMO more effectively, cost less or possibly even cure CGD or SMO. In addition, U.S. healthcare legislation passed in March 2010 authorized the FDA to approve biological products, known as biosimilars, that are similar to or interchangeable with previously approved biological products, like ACTIMMUNE, based upon potentially abbreviated data packages. Biosimilars are likely to be sold at substantially lower prices than branded medicines because the biosimilar manufacturer would not have to recoup the research and development and marketing costs associated with the branded medicine. Though we are not currently aware of any biosimilar under development, the development and commercialization of any competing medicines or the discovery of any new alternative treatment for CGD or SMO could have a material adverse effect on sales of ACTIMMUNE and its profitability.

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

In addition, established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to acquire novel compounds that could make our medicines obsolete. Our ability to compete successfully with these companies and other potential competitors will depend largely on our ability to leverage our experience in clinical, regulatory and commercial development to:

•	develop and acquire medicines that are superior to other medicines in the market;
•	attract qualified clinical, regulatory, and sales and marketing personnel;

•	obtain patent and/or other proprietary protection for our medicines and technologies;
•	obtain required regulatory approvals; and
•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicine candidates.

If we are unable to maintain or realize the benefits of orphan drug exclusivity for RAVICTI for the treatment of UCD or KRYSTEXXA for the treatment of chronic refractory gout in the United States, we may face increased competition.*

Under the Orphan Drug Act of 1983, the FDA may designate a medicine as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. RAVICTI was granted orphan drug exclusivity by the FDA in May 2013, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until May 2020, seven years from the date of its approval. KRYSTEXXA has also been granted orphan drug exclusivity in February 2011, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until February 2018. However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to ensure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering RAVICTI or KRYSTEXXA, we could be subject to generic competition and revenues from RAVICTI or KRYSTEXXA could decrease materially. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as RAVICTI or KRYSTEXXA despite orphan drug exclusivity, we may face increased competition and lose market share with respect to RAVICTI or KRYSTEXXA. KRYSTEXXA does not have orphan drug exclusivity in the EU or other regions of the world. RAVICTI will benefit from a period of 10 years of orphan market exclusivity in the EU, concurrently applied to each of the approved six sub-types of the UCDs. This will run concurrently with its marketing exclusivity status.

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

Similarly, from time to time we are involved in disputes with distributors, PBMs and licensing partners regarding our rights and performance of obligations under contractual arrangements. For example, we are currently in litigation with Express Scripts, Inc., or Express Scripts, regarding the payment of certain rebates and administrative fees Express Scripts claims we owe under a previous agreement. Express Scripts is seeking damages of approximately $166.2 million for alleged unpaid rebates and administrative fees through the end of 2015, late fees, interest, and attorneys’ fees and costs. Based upon the terms of the agreement and Express Scripts’ actions, we believe that Express Scripts’ claims are without merit and we intend to vigorously defend against them. However, we cannot predict the outcome of this litigation.

Litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us.

On June 12, 2014, Hyperion acquired Andromeda Biotech Ltd, or Andromeda, an Israeli company developing DiaPep277® for the treatment of recent onset Type 1 diabetes, from Clal Biotechnology Industries Ltd., or CBI. On September 8, 2014, Hyperion announced the termination of further development of DiaPep277 beyond completion of the ongoing clinical trial as a result of evidence Hyperion uncovered that certain employees of Andromeda engaged in serious misconduct that compromised clinical trial results. Hyperion subsequently terminated the Andromeda employees involved in the misconduct and became involved in a legal dispute with CBI related to Andromeda. On February 16, 2015, Hyperion reached a settlement agreement with CBI and Yeda Research and Development Company Ltd., or Yeda, the company from which Andromeda licenses the underlying DiaPep277 technology, to resolve DiaPep277-related claims against one another, and Hyperion granted CBI an option to acquire all of the outstanding stock of Andromeda, or if CBI does not exercise the option, CBI agreed to pay Hyperion $400,000. On September 30, 2015, which was the end of the option exercise period, CBI chose not to exercise its option to acquire all of the outstanding stock of Andromeda. In connection with the settlement agreement, the parties appointed a steering committee to oversee the completion of the clinical trial of DiaPep277 until September 30, 2015, with representatives of CBI and Yeda and a non-voting member appointed by Hyperion. Also on February 16, 2015, Hyperion entered into a release with Evotec International GmbH, or Evotec, pursuant to which Evotec released its previously asserted claims that it was entitled to a milestone payment from Hyperion in connection with Hyperion’s acquisition of Andromeda and that it had suffered harm from recent incidents in relation to DiaPep277 in exchange for a payment of $500,000 from Hyperion. In connection with the settlement agreement, CBI transferred to Hyperion beneficial ownership of 96,612 shares of Hyperion common stock. The voluntary liquidation process of Andromeda was approved by the board of its immediate parent Horizon Pharma Israel Holding Corp. Limited in December 2015. In June 2016, the withholding tax certificate was provided to CBI and in July 2016, CBI completed the transfer of shares to Hyperion and made the $400,000 cash payment.

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

Our business activities outside of the United States are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K.’s Bribery Act 2010, or the U.K. Bribery Act. The FCPA and similar anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available. Furthermore, under the U.K. Bribery Act there is no exception for facilitation payments. As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the SEC and the U.S. Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd–Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls. However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.

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

Our recent medicine and company acquisitions and any other strategic transactions that we may pursue in the future could have a variety of negative consequences, and we may not realize the benefits of such transactions or attempts to engage in such transactions.*

We have recently completed multiple medicine and company acquisitions and our strategy is to engage in additional strategic transactions with third parties, such as acquisitions of companies or divisions of companies and asset purchases of medicines, medicine candidates or technologies that we believe will complement or augment our existing business. We may also consider a variety of other business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and other investments. Any such transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose significant integration challenges, create additional tax, legal, accounting and operational complexities in our business, require additional expertise, result in dilution to our existing shareholders and disrupt our management and business, which could harm our operations and financial results. For example, in connection with our acquisition of the U.S. rights to VIMOVO, we assumed primary responsibility for the existing patent infringement litigation with respect to VIMOVO, and have also agreed to reimburse certain legal expenses of Pozen Inc., who subsequently entered into a business combination with Tribute Pharmaceuticals Canada Inc. to become known as Aralez Pharmaceuticals Inc., or Aralez, with respect to its continued involvement in such litigation. We also assumed responsibility for the existing patent infringement litigation with respect to RAVICTI upon the closing of the acquisition of Hyperion and have assumed responsibility for completing post-marketing clinical trials of RAVICTI that are required by the FDA and are ongoing. We expect that the RAVICTI litigation will result in substantial on-going expenses and potential distractions to our management team. Moreover, we face significant competition in seeking appropriate strategic transaction opportunities and the negotiation process for any strategic transaction can be time-consuming and complex. In addition, we may not be successful in our efforts to engage in certain strategic transactions because our financial resources may be insufficient and/or third parties may not view our commercial and development capabilities as being adequate. We may not be able to expand our business or realize our strategic goals if we do not have sufficient funding or cannot borrow or raise additional capital. There is no assurance that following any of our recent acquisition transactions or any other strategic transaction, we will achieve the anticipated revenues, net income, tax or other benefits that we believe justify such transactions. In addition, any failures or delays in entering into strategic transactions anticipated by analysts or the investment community could seriously harm our consolidated business, financial condition, results of operations or cash flow.

Our parent company may not be able to successfully maintain its current advantageous tax status and resulting tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.*

Our parent company is incorporated in Ireland and maintains subsidiaries in multiple jurisdictions, including Ireland, the U.K, the United States, Switzerland, Luxembourg, Germany, Canada and Bermuda. Prior to the acquisition of Vidara, Vidara was able to achieve a favorable tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. We are continuing a substantially similar structure and arrangements. Taxing authorities, such as the U.S. Internal Revenue Service, or IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We expect that these challenges will continue as a result of the recent increase in scrutiny and political attention on corporate tax structures. The IRS may challenge our structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful in defending such a challenge, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our medicines or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Under Section 7874, a foreign corporation will be treated as a U.S. corporation for U.S. federal tax purposes if, due to an acquisition of a U.S. corporation, at least 80 percent of its stock (by vote or value) is held by former stockholders of the acquired U.S. corporation. We believe that we should be treated as a foreign corporation because the former stockholders of Horizon Pharma, Inc., or HPI, owned (within the meaning of Section 7874) less than 80 percent (by both vote and value) of the combined entity’s stock immediately after the acquisition of Vidara. However, there can be no assurance that there will not exist in the future a subsequent change in the facts or in law which might cause our parent company to be treated as a domestic corporation for U.S. federal income tax purposes, including with retroactive effect.

Further, there can be no assurance that the IRS will agree with the position that the ownership test was satisfied. There is limited guidance regarding the application of Section 7874 of the Code, including with respect to the provisions regarding the application of the ownership test. If our parent company were unable to be treated as a foreign corporation for U.S. federal income tax purposes, one of our significant strategic reasons for completing the acquisition of Vidara would be nullified and we may not be able to recoup the significant investment in completing the transaction.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our executive committee composed of our Chairman, President and Chief Executive Officer, Timothy P. Walbert; our Executive Vice President, Chief Business Officer, Robert F. Carey; our Executive Vice President, Chief Financial Officer, Paul W. Hoelscher; our Executive Vice President, Company Secretary and Managing Director, Ireland, David G. Kelly; our Executive Vice President, Chief Operating Officer, Barry J. Moze; our Executive Vice President, Research and Development and Chief Medical Officer, Jeffrey W. Sherman, M.D., FACP; our Executive Vice President, General Counsel, Brian K. Beeler; our Executive Vice President, Strategy and Investor Relations, John B. Thomas; our Executive Vice President, Global Orphan Business Unit, Primary Care and International Operations, George Hampton; our Senior Vice President, Commercial Operations, Timothy J. Ackerman; and our Senior Vice President, Corporate Communications, Geoffrey M. Curtis. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide performance stock units, or PSUs, and stock options and restricted stock units that vest over time. The value to employees of PSUs, stock options and restricted stock units will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

We are, with respect to our current medicines, and will be, with respect to any other medicine or medicine candidate for which we obtain FDA approval or which we acquire, subject to ongoing FDA obligations and continued regulatory review, which may result in significant additional expense. Additionally, any other medicine candidate, if approved by the FDA, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines.*

Any regulatory approvals that we obtain for our medicine candidates may also be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the medicine candidate. In addition, with respect to our current FDA-approved medicines (and with respect to our medicine candidates, if approved), the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the medicine are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, good clinical practices, or GCPs, international conference on harmonization regulations, or ICH regulations, and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our medicines in clinical development, for any clinical trials that we conduct post-approval. In connection with our November 2013 acquisition of the U.S. rights to VIMOVO, we assumed responsibility for completing an ongoing Pediatric Research Equity Act post-marketing requirement study in children 12 years to 16 years and 11 months of age with Juvenile RA. This report was submitted to the FDA in December 2015. With respect to RAVICTI, the FDA imposed several post-marketing requirements and a post-marketing commitment, which include remaining obligations to conduct studies in UCD patients during the first two months of life and from two months to two years of age, including a study of the pharmacokinetics in both age groups, and a randomized study to determine the safety and efficacy in UCD patients who are treatment naïve to phenylbutyrate treatment. On June 29, 2016, we submitted an sNDA with the FDA for RAVICTI to expand the age range for chronic management of UCDs from two years of age and older to two months of age and older. Subject to positive data from on-going studies, we have targeted an sNDA submission in the first quarter of 2018 in relation to UCD patients during the first two months of life. In connection with our acquisition of Crealta Holdings LLC, or Crealta, in January 2016, we assumed responsibility for an observational study related to KRYSTEXXA. Thus far in this study there have been no new safety signals and the reported safety results parallel those in the KRYSTEXXA product label. We are continuing to screen and enroll patients in the near term.

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

Patients are unlikely to use our medicines unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our medicines. Third-party payors may limit coverage to specific medicines on an approved list, also known as a formulary, which might not include all of the FDA-approved medicines for a particular indication. Moreover, a third-party payor’s decision to provide coverage for a medicine does not imply that an adequate reimbursement rate will be approved. Additionally, one third-party payor’s decision to cover a particular medicine does not ensure that other payors will also provide coverage for the medicine, or will provide coverage at an adequate reimbursement rate. Even though we have contracts with some PBMs in the United States, that does not guarantee that they will perform in accordance with the contracts, nor does that preclude them from taking adverse actions against us, which could materially adversely affect our operating results. In addition, the existence of such PBM contracts does not guarantee coverage by such PBM’s contracted health plans or adequate reimbursement to their respective providers for our medicines. For example, two significant PBMs placed DUEXIS and VIMOVO on their exclusion lists beginning in 2015, which has resulted in a loss of coverage for patients whose healthcare plans have adopted these PBM lists. While DUEXIS and VIMOVO were removed from the CVS Caremark 2017 exclusion list, we cannot guarantee that CVS Caremark will not later add these medicines back to its exclusion list or that we will be able to otherwise expand formulary access for DUEXIS and VIMOVO under health plans that contract with CVS Caremark. Also, as noted above, we are currently in an ongoing contract and rebate dispute with a U.S. PBM involving VIMOVO and DUEXIS, the outcome of which we cannot at this time determine, which has the potential to negatively impact our relationship with that PBM, and which could affect its coverage and/or reimbursement treatment of our other medicines and our ability to enter into new arrangements with respect to DUEXIS and VIMOVO. Additional healthcare plan formularies may also exclude our medicines from coverage due to the actions of certain PBMs, future price increases we may implement, our use of the HorizonCares program or any other co-pay programs, or other reasons. If our strategies to mitigate formulary exclusions are not effective, these events may reduce the likelihood that physicians prescribe our medicines and increase the likelihood that prescriptions for our medicines are not filled.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality. For example, in March 2016, the Centers for Medicare & Medicaid Services, or CMS, announced a Proposed Rule that would test new payment models for Medicare Part B prescription drugs, and provider services incident to, or otherwise related to, such drugs. Generally, the Proposed Rule includes payment models that are designed on quality and value propositions and include incentives to drive utilization of efficient therapies and make payments based on clinical outcomes. The Proposed Rule greatly differs from the current reimbursement methodology for Medicare Part B drugs. The comment period for the Proposed Rule closed on May 9, 2016. Since the closing of the comment period, the Proposed Rule has been subject to significant and ongoing discussion among stakeholders including industry, payors, healthcare providers and other interested organizations. The Proposed Rule would not take effect until CMS considers the comments received and issues a Final Rule.

There may be additional pressure by payors, healthcare providers, and members of Congress, to use generic drugs that contain the active ingredients found in our medicines or any other medicine candidates that we may develop or acquire. If we fail to successfully secure and maintain coverage and adequate reimbursement for our medicines or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our medicines and expected revenue and profitability which would have a material adverse effect on our business, results of operations, financial condition and prospects.

We may also experience pressure from payors concerning certain promotional approaches that we may implement such as our HorizonCares program or any other co-pay or free medicine programs whereby we assist qualified patients with certain out-of-pocket expenditures for our medicine. If we are unsuccessful with our HorizonCares program or any other co-pay initiatives or free medicine programs, or we alternatively are unable to secure expanded formulary access through additional arrangements with PBMs or other payors, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors. We may also experience financial pressure in the future which would make it difficult to support investment levels in areas such as managed care contract rebates, HorizonCares and other access tools.

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

Moreover, certain politicians, including presidential candidates, have announced plans to regulate the prices of medicines. The majority of our medicines are purchased by private payors, and we do not believe that any such legislation, if enacted, would have a material effect on us or our business. However, we cannot know what form any such legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

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

Our medicines or any other medicine candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization, result in medicine re-labeling or withdrawal from the market or have a significant impact on customer demand.*

Undesirable side effects caused by any medicine candidate that we develop could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. In our two Phase 3 clinical trials with DUEXIS, the most commonly reported treatment-emergent adverse events were nausea, dyspepsia, diarrhea, constipation and upper respiratory tract infection. In Phase 3 endoscopic registration clinical trials with VIMOVO, the most commonly reported treatment-emergent adverse events were erosive gastritis, dyspepsia, gastritis, diarrhea, gastric ulcer, upper abdominal pain, nausea and upper respiratory tract infection. The most common side effects observed in pivotal trials for ACTIMMUNE were “flu-like” or constitutional symptoms such as fever, headache, chills, myalgia and fatigue. The most commonly reported treatment-emergent adverse events in the Phase 3 clinical trials with RAYOS/LODOTRA included flare in rheumatoid arthritis related symptoms, abdominal pain, nasopharyngitis, headache, flushing, upper respiratory tract infection, back pain and weight gain. The most common adverse events reported in a Phase 2 clinical trial of PENNSAID 2% were application site reactions, such as dryness, exfoliation, erythema, pruritus, pain, induration, rash and scabbing. With respect to BUPHENYL, the most common side effects are change in the frequency of breathing, lack of or irregular menstruation, lower back, side, or stomach pain, mood or mental changes, muscle pain or twitching, nausea or vomiting, nervousness or restlessness, swelling of the feet or lower legs, unpleasant taste and unusual tiredness or weakness. With respect to RAVICTI, the most common side effects are diarrhea, nausea, decreased appetite, gas, vomiting, high blood levels of ammonia, headache, tiredness and dizziness. With respect to KRYSTEXXA, the most commonly reported serious adverse reactions in the pivotal trial were gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis, exacerbation of pre-existing congestive heart failure and vomiting. With respect to MIGERGOT, the most commonly reported adverse reactions are ischemia, cyanosis, absence of pulse, cold extremities, gangrene, precordial distress and pain, electrocardiogram change, muscle pain, nausea and vomiting, rectal or anal ulcer, parathesias, numbness weakness, vertigo, localized edemas and itching.

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

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or if they experience regulatory compliance issues, we may not be able to obtain regulatory approval for or commercialize our medicine candidates and our business could be substantially harmed.*

We have agreements with third-party contract research organizations, or CROs, to conduct our clinical programs, including those required for post-marketing commitments, and we expect to continue to rely on CROs for the completion of on-going and planned clinical trials. We may also have the need to enter into other such agreements in the future if we were to develop other medicine candidates or conduct clinical trials in additional indications for our existing medicines. In connection with our on-going Phase 3 study to evaluate ACTIMMUNE for the treatment of FA, we are working with the Clinical Trials Coordination Center, an academic research organization, or ARO, that is part of the Center for Human Experimental Therapeutics at the University of Rochester as well as collaborating with the Friedreich’s Ataxia Research Alliance, or FARA, and select investigators of FARA’s Collaborative Clinical Research Network in FA. In connection with the investigator-initiated study to evaluate ACTIMMUNE in combination with PD-1/PD-L1 inhibitors in various forms of cancer including advanced urothelial carcinoma (bladder cancer) and renal cell carcinoma, we are collaborating with Fox Chase Cancer Center. In connection with our ongoing study to evaluate RAYOS/LODOTRA on the fatigue experienced by systemic lupus erythematosus patients, we are collaborating with the Alliance for Lupus Research. We rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We, our CROs and our ARO are required to comply with current GCP or ICH regulations. The FDA enforces these GCP or ICH regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs or collaborators fail to comply with applicable GCP or ICH regulations, the data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCP or ICH regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs or collaborators violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. We must also obtain certain third-party institutional review board, or IRB, and ethics committee approvals in order to conduct our clinical trials. Delays by IRBs and ethics committees in providing such approvals may delay our clinical trials.

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

In addition, in connection with our November 2013 acquisition of the U.S. rights to VIMOVO, we assumed responsibility for completing an ongoing Pediatric Research Equity Act post-marketing requirement study in children 12 years to 16 years and 11 months of age with Juvenile RA. This report was submitted to the FDA in December 2015. We have also assumed Hyperion’s post-marketing obligations and commitments to conduct studies in UCD patients during the first two months of life and from two months to two years of age. Although we are committed to carrying out these commitments, there are challenges in conducting studies in pediatric patients including availability of study sites, patients, and obtaining parental informed consent. On June 29, 2016, we submitted an sNDA with the FDA for RAVICTI to expand the age range for chronic management of UCDs from two years of age and older to two months of age and older. Subject to positive data from on-going studies, we have targeted an sNDA submission in the first quarter of 2018 in relation to UCD patients during the first two months of life. In connection with our acquisition of Crealta in January 2016, we assumed responsibility for an observational study related to KRYSTEXXA. Thus far in this study there have been no new safety signals and the reported safety results parallel those in the KRYSTEXXA product label. We are continuing to screen and enroll patients in the near term.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our medicines.*

We face an inherent risk of product liability as a result of the commercial sales of our medicines and the clinical testing of our medicine candidates. For example, we may be sued if any of our medicines or medicine candidates allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the medicine, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our medicines and medicine candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of medicines we develop. We currently carry product liability insurance covering our clinical studies and commercial medicine sales in the amount of $75 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the on-going commercialization of our current medicines in the United States, and/or the potential commercial launches of any of our medicines in additional markets or for additional indications, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Risks Related to our Financial Position and Capital Requirements

In the past we have incurred significant operating losses, and we recently achieved operating profitability.*

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara, Hyperion and Crealta. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses in the past. We had operating income of $4.3 million and $55.4 million for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively, and operating losses of $8.5 million and $42.9 million for the years ended December 31, 2014 and 2013, respectively. We had a net loss of $30.4 million and a net income of $39.5 million for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively, and net losses of $263.6 million and $149.0 million for the years ended December 31, 2014 and 2013, respectively. As of June 30, 2016, we had an accumulated deficit of $711.6 million. Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting. Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. While we anticipate that we will continue to generate operating profits in the future, whether we can sustain this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

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

We may need to obtain additional financing to fund additional acquisitions.*

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	commercialize our existing medicines in the United States, including the substantial expansion of our sales force in recent years, and our planned commercial launch of RAVICTI in Europe in 2017;
•	complete the regulatory approval process, and any future required clinical development related thereto, for our medicines and medicine candidates;
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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.*

As of June 30, 2016, we had $1,143.7 million book value, or $1,271.0 million principal amount, of indebtedness, including $400.0 million in secured indebtedness. In connection with the acquisition of Hyperion, we issued $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in April 2015 and borrowed $400.0 million in principal amount of secured loans pursuant to a credit agreement we entered into in May 2015 with Citibank, N.A. as administrative and collateral agent, and the lenders from time to time party thereto, or the credit agreement, providing for (i) a six-year $400.0 million term loan facility; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder, or the 2015 Senior Secured Credit Facility. We repaid $1.0 million in principal amount from this facility quarterly from the third quarter of 2015 to the second quarter of 2016. Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

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

At June 30, 2016, we had $424.5 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2016, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Covenants under the indenture governing our outstanding notes and the credit agreement restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected.

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

Our failure to comply with any of the covenants could result in a default under the credit agreement or the indenture governing the 2023 Senior Notes, which could permit the administrative agent or the trustee, as applicable, or permit the lenders or the holders of the 2023 Senior Notes to cause the administrative agent or the trustee, as applicable, to declare all or part of any outstanding loans or the notes to be immediately due and payable or to exercise any remedies provided to the administrative agent or the trustee, including, in the case of the credit agreement proceeding against the collateral granted to secure our obligations under the credit agreement. An event of default under either the credit agreement or the indenture governing the 2023 Senior Notes could also lead to an event of default under the terms of the other agreement and the indentures governing our outstanding 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes. Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey against several companies intending to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the PENNSAID 2% cases, and involve the following sets of defendants: (i)  Actavis; (ii) Lupin Limited; and (iii) Amneal (settled, awaiting dismissal). These cases arise from Paragraph IV Patent Certification notice letters from each of Actavis, Lupin Limited and Amneal advising each had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit. The status of these cases is as set forth above.

The Company received from Actavis a Paragraph IV Patent Certification Notice Letter dated July 1, 2016, against Orange Book listed U.S. Patent Nos. 9,339,551 and 9,339,552, advising that Actavis had filed an ANDA with the FDA for a generic version of PENNSAID 2%.

The Company has received from Apotex two Paragraph IV Patent Certification Notice Letters dated April 1, 2016, and June 30, 2016, against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, 8,871,809, 9,066,913, 9,101,591, 9,132,110, 9,168,304, 9,168,305, 9,220,784, 9,339,551 and 9,339,552, advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%.

Patent litigation is currently pending in the United States District Court for the Eastern District of Texas against Par Pharmaceutical and in the United States District Court for the District of New Jersey against Lupin and against Par Pharmaceutical, who are each intending to market generic versions of RAVICTI prior to the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the RAVICTI cases, and arise from Paragraph IV Patent Certification notice letters from each of Par Pharmaceutical and Lupin advising each had filed an ANDA with the FDA seeking approval to market a generic version of RAVICTI before the expiration of the patents-in-suit.

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

On April 1, 2016, Lupin filed a Petition for IPR of U.S. Patent No. 9,095,559, or the ’559 patent, the patent currently at issue in the Lupin RAVICTI case. The PTAB will decide whether to institute an IPR on the ’559 patent no later than October 8, 2016.

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

We rely on a license from Ucyclyd with respect to technology developed by Ucyclyd in connection with the manufacturing of RAVICTI. The purchase agreement under which Hyperion purchased the worldwide rights to RAVICTI contains obligations to pay Ucyclyd regulatory and sales milestone payments relating to RAVICTI, as well as royalties on the net sales of RAVICTI. On May 31, 2013, when Hyperion acquired BUPHENYL under a restated collaboration agreement with Ucyclyd, Hyperion received a license to use some of the manufacturing technology developed by Ucyclyd in connection with the manufacturing of BUPHENYL. The restated collaboration agreement also contains obligations to pay Ucyclyd regulatory and sales milestone payments, as well as royalties on net sales of BUPHENYL. If we fail to make a required payment to Ucyclyd and do not cure the failure within the required time period, Ucyclyd may be able to terminate the license to use its manufacturing technology for RAVICTI and BUPHENYL. If we lose access to the Ucyclyd manufacturing technology, we cannot guarantee that an acceptable alternative method of manufacture could be developed or acquired. Even if alternative technology could be developed or acquired, the loss of the Ucyclyd technology could still result in substantial costs and potential periods where we would not be able to market and sell RAVICTI and/or BUPHENYL. We also license intellectual property necessary for commercialization of RAVICTI from an external party. This party may be entitled to terminate the license if we breach the agreement, including failure to pay required royalties on net sales of RAVICTI, or we do not meet specified diligence obligations in our development and commercialization of RAVICTI, and we do not cure the failure within the required time period. If the license is terminated, it may be difficult or impossible for us to continue to commercialize RAVICTI, which would have a material adverse effect on our business, financial condition and results of operations.

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

We may become involved in securities class action litigation that could divert our management’s attention and harm our business and could subject us to significant liabilities.*

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the equity securities of pharmaceutical companies. These broad market fluctuations may cause the market price of our ordinary shares to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. For example, following a decline in our stock price, in March 2016 two federal securities class action lawsuits were filed against us and certain of our current and former officers alleging violations of the Securities Exchange Act of 1934, as amended. Subsequently, the two actions were consolidated and claims under the Securities Act of 1933, as amended, and additional defendants were added. Even if we are successful in defending against this or any similar claims that may be brought in the future, litigation could result in substantial costs and may be a distraction to our management, and may lead to an unfavorable outcome that could adversely impact our financial condition and prospects.

ITEM 6. EXHIBITS

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON PHARMA PLC

Date: August 8, 2016	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

4.2(7)**	Form of Warrant issued by Horizon Pharma, Inc. in Public Offering of Units.

4.3(8)	Indenture, dated March 13, 2015, by and among Horizon Pharma Public Limited Company, Horizon Pharma Investment Limited and U.S. Bank National Association.

4.4(8)	Form of 2.50% Exchangeable Senior Note due 2022 (included in Exhibit 4.3).

4.5(9)	Indenture, dated April 29, 2015, by and between Horizon Pharma Financing Inc. and U.S. Bank National Association.

4.6(9)	Form of 6.625% Senior Note due 2023 (included in Exhibit 4.5).

4.7(10)	First Supplemental Indenture, dated May 7, 2015, by and among Horizon Pharma Public Limited Company, certain subsidiaries of Horizon Pharma Public Limited Company and U.S. Bank National Association.

10.1+(11)	Executive Employment Agreement, effective as of February 26, 2016, by and among Horizon Pharma Inc., Horizon Pharma USA, Inc. and Timothy J. Ackerman.

10.2+(11)	Executive Employment Agreement, effective as of February 26, 2016, by and among Horizon Pharma Inc., Horizon Pharma USA, Inc. and Geoffrey M. Curtis.

10.3+(12)

Horizon Pharma Public Limited Company 2014 Equity Incentive Plan, as amended, and Form of Option Agreement, Form of Stock Option Grant Notice, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Unit Grant Notice thereunder.

10.4+(12)

Horizon Pharma Public Limited Company 2014 Non-Employee Equity Plan, as amended, and Form of Option Agreement, Form of Stock Option Grant Notice, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Unit Grant Notice thereunder.

10.5+(12)	Horizon Pharma Public Limited Company 2014 Employee Share Purchase Plan, as amended.

10.6+	Horizon Pharma Public Limited Company Share Clog Program Trust Deed, as amended, and Form of Clog Letter.

10.7*

Amendment No. 2 to the Consolidated Supply Agreement, effective as of June 1, 2015, by and between Horizon Pharma Ireland Limited (as successor in interest to Vidara Therapeutics Research Limited) and Boehringer Ingelheim Biopharmaceuticals GmbH (as successor in interest to Boehringer Ingelheim RCV GmbH & Co KG).

10.8	Commercial Supply Agreement, dated March 20, 2007, by and between Crealta Pharmaceuticals LLC (as successor in interest to Savient Pharmaceuticals, Inc.) and Bio-Technology General (Israel) Ltd.

10.9

Commercial Supply Agreement, dated October 16, 2008, by and between Crealta Pharmaceuticals LLC (as successor in interest to Savient Pharmaceuticals, Inc.) and Sigma-Tau PharmaSource, Inc. (as successor in interest to Enzon Pharmaceuticals, Inc.).

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
**

Indicates an instrument, agreement or compensatory arrangement or plan assumed by Horizon Pharma Public Limited Company in the merger transaction with Vidara Therapeutics International Public Limited Company and no longer binding on Horizon Pharma, Inc.

(1)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 20, 2014.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014.
(3)	Incorporated by reference to Horizon Pharma Public Limited Company’s Amendment No. 1 to Current Report on Form 8-K, filed on April 9, 2015.
(4)	Incorporated by reference to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 29, 2016.
(5)	Incorporated by reference to Horizon Pharma Public Limited Company’s Registration Statement on Form S-8, filed on May 4, 2016.
(6)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(7)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.
(8)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on March 13, 2015.
(9)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on April 29, 2015.
(10)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 11, 2015.
(11)	Incorporated by reference to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 9, 2016.
(12)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 4, 2016.