Form 10-Q
period 2016-09-30
Horizon Pharma plc
filed 2016-11-07
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of November 2, 2016: 161,257,419.

HORIZON PHARMA PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of	As of
	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$549,303	$859,616
Restricted cash	5,271	1,860
Accounts receivable, net	362,899	210,437
Inventories, net	162,155	18,376
Prepaid expenses and other current assets	38,078	15,858
Total current assets	1,117,706	1,106,147
Property and equipment, net	21,442	14,020
Developed technology, net	1,877,158	1,609,049
In-process research and development	66,000	66,000
Other intangible assets, net	6,453	7,061
Goodwill	248,736	253,811
Deferred tax assets, net	5,975	2,278
Other assets	6,201	222
TOTAL ASSETS	$3,349,671	$3,058,588
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt—current portion	$4,000	$4,000
Accounts payable	65,684	16,590
Accrued expenses	157,534	100,046
Accrued trade discounts and rebates	268,202	183,769
Accrued royalties—current portion	59,176	51,700
Deferred revenues—current portion	1,635	1,447
Total current liabilities	556,231	357,552
LONG-TERM LIABILITIES:
Exchangeable notes, net	294,089	282,889
Long-term debt, net, net of current	849,135	849,867
Accrued royalties, net of current	169,618	123,519
Deferred revenues, net of current	8,154	8,785
Deferred tax liabilities, net	95,583	113,400
Other long-term liabilities	14,883	9,431
Total long-term liabilities	1,431,462	1,387,891
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 300,000,000 shares authorized; 161,618,473 and 160,069,067 shares issued at September 30, 2016 and December 31, 2015, respectively, and 161,234,107 and 159,684,701 shares outstanding at September 30, 2016 and December 31, 2015, respectively	16	16
Treasury stock, 384,366 ordinary shares at September 30, 2016 and December 31, 2015	(4,585)	(4,585)
Additional paid-in capital	2,086,873	2,001,552
Accumulated other comprehensive loss	(2,847)	(2,651)
Accumulated deficit	(717,479)	(681,187)
Total shareholders’ equity	1,361,978	1,313,145
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,349,671	$3,058,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$208,702	$226,544	$670,770	$512,506
Cost of goods sold	85,161	61,250	243,520	151,929
Gross profit	123,541	165,294	427,250	360,577
OPERATING EXPENSES:
Research and development	12,814	13,073	36,746	28,176
Sales and marketing	72,564	51,973	227,697	157,092
General and administrative	59,485	54,516	179,866	157,986
Total operating expenses	144,863	119,562	444,309	343,254
Operating (loss) income	(21,322)	45,732	(17,059)	17,323
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(19,066)	(20,300)	(57,752)	(49,780)
Foreign exchange loss	(108)	(86)	(266)	(1,010)
Loss on induced conversion of debt and debt extinguishment	—	—	—	(77,624)
Other income (expense), net	6,879	(90)	6,839	(10,159)
Total other income (expense), net	(12,295)	(20,476)	(51,179)	(138,573)
(Loss) income before (benefit) expense for income taxes	(33,617)	25,256	(68,238)	(121,250)
(BENEFIT) EXPENSE FOR INCOME TAXES	(27,747)	21,979	(31,946)	(136,788)
NET (LOSS) INCOME	$(5,870)	$3,277	$(36,292)	$15,538
NET (LOSS) INCOME PER ORDINARY SHARE—Basic	$(0.04)	$0.02	$(0.23)	$0.11
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING—Basic	161,038,827	159,035,580	160,472,530	145,208,252
NET (LOSS) INCOME PER ORDINARY SHARE—Diluted	$(0.04)	$0.02	$(0.23)	$0.10
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING—Diluted	161,038,827	166,830,800	160,472,530	154,005,671
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustments	(110)	(48)	(196)	1,559
Unrealized loss on long-term investment	—	(29,400)	—	(29,400)
Other comprehensive loss	(110)	(29,448)	(196)	(27,841)
COMPREHENSIVE LOSS	$(5,980)	$(26,171)	$(36,488)	$(12,303)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(36,292)	$15,538
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	154,465	94,025
Equity-settled share-based compensation	84,011	56,253
Royalty accretion	28,762	13,571
Royalty liability remeasurement	—	14,277
Loss on induced conversions of debt and debt extinguishment	—	21,581
Amortization of debt discount and deferred financing costs	13,469	13,328
Deferred income taxes	(35,158)	(134,014)
Foreign exchange loss and other adjustments	268	1,137
Changes in operating assets and liabilities:
Accounts receivable	(142,448)	(135,370)
Inventories	23,842	12,819
Prepaid expenses and other current assets	(20,838)	417
Accounts payable	49,695	38,213
Accrued trade discounts and rebates	83,009	35,136
Accrued expenses and accrued royalties	29,582	11,052
Deferred revenues	(443)	2,143
Payment of original issue discount upon repayment of 2014 Term Loan Facility	—	(3,000)
Other non-current assets and liabilities	(1,653)	2,122
Net cash provided by operating activities	230,271	59,228
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(520,405)	(1,022,361)
Proceeds from the liquidation of available-for-sale investments	—	64,623
Purchases of long-term investments	—	(71,813)
Purchases of property and equipment	(14,616)	(4,514)
Change in restricted cash	(3,411)	(122)
Net cash used in investing activities	(538,432)	(1,034,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Exchangeable Senior Notes	—	387,181
Net proceeds from issuance of 2023 Senior Notes	—	462,340
Net proceeds from the 2015 Term Loan Facility	—	391,506
Repayment of the 2014 Term Loan Facility	—	(297,000)
Repayment of the 2015 Term Loan Facility	(3,000)	(1,000)
Net proceeds from the issuance of ordinary shares	—	475,627
Proceeds from the issuance of ordinary shares in connection with warrant exercises	—	18,124
Proceeds from the issuance of ordinary shares through ESPP programs	3,235	1,541
Proceeds from the issuance of ordinary shares in connection with stock option exercises	3,384	4,602
Payment of employee withholding taxes relating to share-based awards	(5,309)	(2,334)
Net cash (used in) provided by financing activities	(1,690)	1,440,587
Effect of foreign exchange rate changes on cash	(462)	(149)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(310,313)	465,479
CASH AND CASH EQUIVALENTS, beginning of the period	859,616	218,807
CASH AND CASH EQUIVALENTS, end of the period	$549,303	$684,286

	For the Nine Months Ended September 30,
	2016	2015
Supplemental cash flow information:
Cash paid for interest	$39,542	$21,417
Cash paid for income taxes	18,538	1,903
Fee paid for debt commitment	—	9,000
Cash paid for induced conversions	—	10,005
Cash paid for debt extinguishment	—	45,367
Supplemental non-cash flow information:
Conversion of Convertible Senior Notes to ordinary shares	$—	$60,985
Purchases of property and equipment included in accounts payable and accrued expenses	1,101	1,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

On September 19, 2014, the businesses of Horizon Pharma, Inc. (“HPI”) and Vidara Therapeutics International Public Limited Company (“Vidara”) were combined in a merger transaction (the “Vidara Merger”), accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with HPI treated as the acquiring company in the Vidara Merger for accounting purposes. As part of the Vidara Merger, a wholly owned subsidiary of Vidara merged with and into HPI, with HPI surviving the Vidara Merger as a wholly owned subsidiary of Vidara. Prior to the Vidara Merger, Vidara changed its name to Horizon Pharma plc (the “Company”). Upon the consummation of the Vidara Merger, the historical financial statements of HPI became the Company’s historical financial statements.

On May 7, 2015, the Company completed its acquisition of Hyperion Therapeutics Inc. (“Hyperion”) in which the Company acquired all of the issued and outstanding shares of Hyperion’s common stock for $46.00 per share in cash, or approximately $1.1 billion on a fully-diluted basis. Following completion of the acquisition, Hyperion became a wholly owned subsidiary of the Company and was renamed as Horizon Therapeutics, Inc.

On January 13, 2016, the Company completed its acquisition of Crealta Holdings LLC (“Crealta”) for approximately $539.7 million, including cash acquired of $24.9 million. Following completion of the acquisition, Crealta became a wholly owned subsidiary of the Company and was renamed as Horizon Pharma Rheumatology LLC.

The unaudited condensed consolidated financial statements presented herein include the results of operations of the acquired Hyperion and Crealta businesses from the applicable dates of acquisition. See Note 3 for further details of business acquisitions.

On May 18, 2016, the Company entered into a definitive agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim International”) to acquire certain rights to interferon gamma-1b, which Boehringer Ingelheim International currently commercializes under the trade names IMUKIN®, IMUKINE®, IMMUKIN® and IMMUKINE® in an estimated 30 countries, primarily in Europe and the Middle East. Under the terms of the agreement, the Company paid Boehringer Ingelheim International €5.0 million ($5.6 million when converted using a Euro-to-Dollar exchange rate of 1.1132) upon signing and will pay €20.0 million upon closing, for certain rights for interferon gamma-1b in all territories outside of the United States, Canada and Japan, as the Company currently holds marketing rights to interferon gamma-1b in these territories. The Company currently markets interferon gamma-1b as ACTIMMUNE® in the United States. The transaction is expected to close in the first half of 2017 and the Company is continuing to work with Boehringer Ingelheim International to enable the transfer of applicable marketing authorizations. Under the terms of a separate agreement, the Company also in-licensed certain U.S., European and Canadian intellectual property rights for interferon gamma-1b for the treatment of Friedreich’s ataxia (“FA”). Interferon gamma-1b is currently not indicated or approved for the treatment of FA.

On October 25, 2016, the Company completed its acquisition of Raptor Pharmaceutical Corp. (“Raptor”) in which the Company acquired all of the issued and outstanding shares of Raptor’s common stock for $9.00 per share in cash, or approximately $804.7 million on a fully-diluted basis. Following completion of the acquisition, Raptor became a wholly owned subsidiary of the Company and converted to a Delaware limited liability company, changing its name to Horizon Pharmaceutical LLC. The Company financed the transaction through $300.0 million aggregate principal amount of 8.75% Senior Notes due 2024 (the “2024 Senior Notes”), $375.0 million aggregate principal amount of loans pursuant to an amendment to the Company’s existing credit agreement and cash on hand. See Note 18 for additional details.

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

The unaudited condensed consolidated financial statements presented herein include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

Business Overview

The Company is a biopharmaceutical company focused on improving patients’ lives by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. The Company markets eleven medicines through its orphan, rheumatology and primary care business units. The Company’s marketed medicines are ACTIMMUNE® (interferon gamma-1b), BUPHENYL® (sodium phenylbutyrate) Tablets and Powder, DUEXIS® (ibuprofen/famotidine), KRYSTEXXA® (pegloticase), MIGERGOT® (ergotamine tartrate & caffeine suppositories), PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”), PROCYSBI® (cysteamine bitartrate) delayed-release capsules, QUINSAIR™ (aerosolized form of levofloxacin), RAVICTI® (glycerol phenylbutyrate) Oral Liquid, RAYOS® (prednisone) delayed-release tablets and VIMOVO® (naproxen/esomeprazole magnesium).

The Company developed DUEXIS and RAYOS, known as LODOTRA® outside the United States, acquired the U.S. rights to VIMOVO from AstraZeneca AB (“AstraZeneca”) in November 2013, acquired certain rights to ACTIMMUNE as a result of the Vidara Merger in September 2014, acquired the U.S. rights to PENNSAID 2% from Nuvo Research Inc. (“Nuvo”) in October 2014, acquired RAVICTI and BUPHENYL, known as AMMONAPS® in certain European countries, as a result of the acquisition of Hyperion in May 2015, acquired KRYSTEXXA and the U.S. rights to MIGERGOT as a result of the acquisition of Crealta in January 2016 and acquired PROCYSBI and QUINSAIR as a result of the acquisition of Raptor in October 2016.

The Company’s medicines are dispensed by retail and specialty pharmacies. Part of the Company’s commercial strategy for its primary care and rheumatology business units is to offer physicians the opportunity to have their patients fill prescriptions through pharmacies participating in the Company’s HorizonCares patient access program. This program does not involve the Company in the prescribing of medicines. The purpose of this program is solely to assist in ensuring that, when physicians determine that one of the Company’s medicines offers a potential clinical benefit to their patients and prescribe the medicine for an eligible patient, financial assistance may be available to reduce a commercial patient’s out-of-pocket costs. In the first nine months of 2016, this resulted in 99.9 percent of commercial patients having co-pay amounts of $10 or less when filling prescriptions for the Company’s medicines utilizing its patient access program. For commercial patients who are prescribed the Company’s primary care medicines or RAYOS, the HorizonCares program offers co-pay assistance when a third-party payer covers a prescription but requires an eligible patient to pay a co-pay or deductible, and offers full subsidization when a third-party payer rejects coverage for an eligible patient. For patients who are prescribed the Company’s orphan medicines, the Company’s patient access programs provide reimbursement support, a clinical nurse program, co-pay and other patient assistance. The aggregate commercial value of the Company’s patient access programs for the nine months ended September 30, 2016 was $1,275.2 million. All pharmacies that dispense prescriptions for the Company’s medicines, which the Company estimates to be about 20,000 during the first nine months of 2016, are fully independent, including those that participate in HorizonCares. The Company does not own or possess any option to purchase an ownership stake in any pharmacy that distributes its medicines, and the Company’s relationship with each pharmacy is non-exclusive and arm’s length. All of the Company’s medicines are dispensed through pharmacies independent of its business.

As an alternative means of ensuring access to its medicines, the Company has also begun pursuing business arrangements with pharmacy benefit managers (“PBMs”) and other payers to secure formulary status and reimbursement of the Company’s medicines, such as the Company’s recently announced arrangements with CVS Caremark and Prime Therapeutics LLC. While the Company believes that, if successful, this strategy would result in broader inclusion of certain of the Company’s primary care medicines on healthcare plan formularies, and therefore increase payer reimbursement and lower the Company’s cost of providing patient access programs, these arrangements generally require the Company to pay administrative and rebate payments to the PBMs and/or other payers.

The Company has a compliance program in place to address adherence with various laws and regulations relating to the selling, marketing and manufacturing of the Company’s medicines, as well as certain third-party relationships, including pharmacies. Specifically with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in the Company’s patient access programs, to confirm their activities, adjudication and practices are consistent with the Company’s compliance policies and guidance.

The Company markets its medicines in the United States through its field sales force, which numbered approximately 470 representatives as of September 30, 2016. The Company’s strategy is to use the commercial strength and infrastructure it has established in creating a global biopharmaceutical company to continue the successful commercialization of the Company’s existing medicine portfolio while also expanding and leveraging these capabilities by identifying, developing, acquiring and commercializing additional differentiated and accessible medicines that address unmet medical needs.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-15 on its consolidated financial statements and related disclosures.

NOTE 2 – NET (LOSS) INCOME PER SHARE

The following table presents basic net (loss) income per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Basic net (loss) income per share calculation:
Net (loss) income	$(5,870)	$3,277	$(36,292)	$15,538
Weighted average ordinary shares outstanding	161,038,827	159,035,580	160,472,530	145,208,252
Basic net (loss) income per share	$(0.04)	$0.02	$(0.23)	$0.11

The following table presents diluted net (loss) income per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Diluted net (loss) income per share calculation:
Net (loss) income	$(5,870)	$3,277	$(36,292)	$15,538
Weighted average ordinary shares outstanding	161,038,827	166,830,800	160,472,530	154,005,671
Diluted net (loss) income per share	$(0.04)	$0.02	$(0.23)	$0.10

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding during the period. Diluted net income per share reflects the potential dilution beyond shares for basic net income per share that could occur if securities or other contracts to issue ordinary shares were exercised, converted into ordinary shares, or resulted in the issuance of ordinary shares that would have shared in the Company’s earnings.

The computation of diluted net (loss) income per share excluded 11.6 million and 14.2 million equity awards for the three and nine months ended September 30, 2016, respectively, and 5.6 million and 4.4 million equity awards for the three and nine months ended September 30, 2015, respectively, because their inclusion would have had an anti-dilutive effect on diluted net (loss) income per share.

The potentially dilutive impact of the March 2015 private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) by Horizon Pharma Investment Limited (“Horizon Investment”), a wholly owned subsidiary of the Company, is determined using a method similar to the treasury stock method. Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash. Instead, the Company is required to increase the diluted net (loss) income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted net (loss) income per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s ordinary shares over the reporting period is in excess of the exchange price of the Exchangeable Senior Notes. The calculated spread added to the denominator for the three and nine months ended September 30, 2015 was 1,298,616 and 775,807 ordinary shares, respectively. There was no calculated spread added to the denominator for the three and nine months ended September 30, 2016.

NOTE 3 – BUSINESS ACQUISITIONS

Raptor Acquisition

On October 25, 2016, the Company completed its acquisition of Raptor in which the Company acquired all of the issued and outstanding shares of Raptor’s common stock for $9.00 per share in cash or approximately $804.7 million on a fully-diluted basis. The acquisition added two medicines, PROCYSBI and QUINSAIR, to the Company’s medicine portfolio. Through the acquisition, the Company expects to leverage as well as expand the existing infrastructure of its orphan disease business. Following completion of the acquisition, Raptor became a wholly owned subsidiary of the Company and converted to a Delaware limited liability company, changing its name to Horizon Pharmaceutical LLC. The Company financed the transaction through $300.0 million of aggregate principal amount of 2024 Senior Notes, $375.0 million aggregate principal amount of loans pursuant to an amendment to the Company’s existing credit agreement and cash on hand. See Note 18 for additional details.

Acquisition of Additional Rights to Interferon Gamma-1b

On May 18, 2016, the Company entered into a definitive agreement with Boehringer Ingelheim International to acquire certain rights to interferon gamma-1b, which Boehringer Ingelheim International currently commercializes under the trade names IMUKIN, IMUKINE, IMMUKIN and IMMUKINE in an estimated 30 countries primarily in Europe and the Middle East. Under the terms of the agreement, the Company paid Boehringer Ingelheim International €5.0 million ($5.6 million when converted using a Euro-to-Dollar exchange rate of 1.1132) upon signing and will pay €20.0 million upon closing, for certain rights for interferon gamma-1b in all territories outside of the United States, Canada and Japan, as the Company currently holds marketing rights to interferon gamma-1b in these territories. The transaction is expected to close in the first half of 2017 and the Company is continuing to work with Boehringer Ingelheim International to enable the transfer of applicable marketing authorizations. The Company currently markets interferon gamma-1b as ACTIMMUNE in the United States. The €5.0 million ($5.6 million) upfront amount paid in May 2016 has been included in “other assets” in the Company’s condensed consolidated balance sheet as of September 30, 2016.

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

During the three and nine months ended September 30, 2016, the Company incurred $0.4 million and $12.1 million, respectively, in Crealta acquisition-related costs including advisory, legal, accounting, valuation, severance, retention bonuses and other professional and consulting fees. During the three and nine months ended September 30, 2016, $0.5 million and $11.5 million were accounted for as “general and administrative”, respectively, a net expense reduction of $0.1 million and a net expense of $0.2 million were accounted for as “research and development”, respectively, and zero and $0.4 million were accounted for as “costs of goods sold”, respectively, in the condensed consolidated statements of comprehensive loss.

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

During the nine months ended September 30, 2016, the Company recorded measurement period adjustments related to developed technology and inventory, which resulted in a net increase in goodwill of $0.3 million. The measurement period adjustments were the result of a net working capital true-up adjustment and the alignment of Crealta’s inventory and obsolescence reserve policy to the Company’s policy.

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

Inventories acquired included raw materials, work in process and finished goods for KRYSTEXXA and MIGERGOT. Inventories were recorded at their preliminary estimated fair values. The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. The fair value of work in process has been determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing costs. The fair value of raw materials was estimated to equal the replacement cost. A step up in the value of inventory of $163.6 million was originally recorded in connection with the acquisition and this was reduced to $161.9 million following the recording of $1.7 million in measurement period adjustments during the nine months ended September 30, 2016. During the three and nine months ended September 30, 2016, the Company amortized inventory step-up of $11.3 million and $27.9 million, respectively.

Other tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximated their acquisition date fair values.

Other non-current liabilities represented an assumed $6.9 million probable contingent liability which was released to “Other income (expense)” in the condensed consolidated statement of comprehensive loss during the three months ended September 30, 2016. See Note 12 for further details.

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

During the three and nine months ended September 30, 2016, the Company recorded a net expense reduction of $0.2 million and $0.5 million, respectively, in Hyperion acquisition-related costs primarily due to a reduction in severance and other payroll-related payments required. During the three and nine months ended September 30, 2016, a net expense reduction of $0.2 million and $0.8 million were accounted for as “general and administrative”, respectively. Additionally, during the nine months ended September 30, 2016, an expense of $0.3 million was accounted for as “research and development” in the condensed consolidated statements of comprehensive loss.

During the three and nine months ended September 30, 2015, the Company incurred $4.6 million and $52.4 million, respectively, in Hyperion acquisition-related costs. During the three and nine months ended September 30, 2015, $2.7 million and $40.5 million were accounted for as “general and administrative expenses”, respectively, $1.9 million and $1.9 million were accounted for as “research and development”, respectively, and zero and $10.0 million were accounted for as “other expenses, net”, respectively, in the condensed consolidated statements of comprehensive loss.

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

During the nine months ended September 30, 2016, the Company recorded an adjustment related to deferred tax liabilities which resulted in a decrease to goodwill of $7.2 million. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in FASB ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The adjustment was the result of a correction of an error in the Hyperion pre-acquisition deferred tax calculation. The Company concluded that this misstatement was not material, individually or in the aggregate, to any of the reporting periods impacted. As such, the correction for this error was made during the three months ended September 30, 2016.

The following table summarizes the final fair values assigned to the assets acquired and the liabilities assumed by the Company (in thousands):

(Liabilities assumed) and assets acquired:	As Reported	Adjustment	As Adjusted
Deferred tax liabilities, net	$(262,732)	$7,191	$(255,541)
Accounts payable	(2,439)		(2,439)
Accrued trade discounts and rebates	(9,792)		(9,792)
Accrued expenses	(7,566)		(7,566)
Contingent royalties	(86,800)		(86,800)
Cash and cash equivalents	53,037		53,037
Short-term investments	39,049		39,049
Long-term investments	25,574		25,574
Accounts receivable, net	11,858		11,858
Inventory	13,498		13,498
Prepaid expenses and other current assets	2,533		2,533
Property and equipment	1,044		1,044
Other non-current assets	123		123
Developed technology	1,044,200		1,044,200
Goodwill	253,811	(7,191)	246,620
Fair value of consideration paid	$1,075,398	$—	$1,075,398

Inventories acquired included raw materials and finished goods. Inventories were recorded at their current fair values. The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. The fair value of raw materials was estimated to equal the replacement cost. A step up in the value of inventory of $8.7 million was recorded in connection with the acquisition and has subsequently been fully recognized in the condensed consolidated statements of comprehensive loss.

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

Pro Forma Information

The table below represents the condensed consolidated financial information for the Company for the nine months ended September 30, 2015 on a pro forma basis, assuming that the Crealta and Hyperion acquisitions occurred as of January 1, 2015. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the Crealta and Hyperion acquisitions, and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of definite-lived intangible assets, interest expense, debt discount and deferred financing costs associated with the debt in connection with the acquisitions.

The Company does not believe that the pre-acquisition operating results for Crealta during January 2016 are material to the combined entity and as such the Company did not prepare an unaudited pro forma combined statement of operations for the nine months ended September 30, 2016.

Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (in thousands):

	For the Nine Months Ended September 30,
	2015
	As reported	Pro forma adjustments	Pro forma
Net sales	$512,506	$84,942	$597,448
Net income (loss)	15,538	(46,420)	(30,882)

The Company’s unaudited condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2016 include KRYSTEXXA and MIGERGOT net sales as a result of the acquisition of Crealta of $61.6 million and $3.2 million, respectively, and RAVICTI and BUPHENYL net sales as a result of the acquisition of Hyperion of $118.6 million and $12.1 million, respectively. The Company’s unaudited condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2015 include RAVICTI and BUPHENYL net sales as a result of the acquisition of Hyperion of $52.4 million and $7.8 million, respectively.

Crealta and Hyperion have been fully integrated into the Company’s business and as a result of these integration efforts, the Company cannot distinguish between these operations and those of the Company’s legacy business.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market value. Inventories consist of raw materials, work-in-process and finished goods. The Company has entered into manufacturing and supply agreements for the manufacture of finished goods or the purchase of raw materials and production supplies. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs.

The components of inventories as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$3,660	$6,232
Work-in-process	114,049	631
Finished goods	44,446	11,513
Inventories, net	$162,155	$18,376

Work-in-process at September 30, 2016 included $101.7 million of stepped-up KRYSTEXXA and MIGERGOT inventory. Finished goods at September 30, 2016 included $32.3 million of stepped-up KRYSTEXXA and MIGERGOT inventory. The Company amortized $11.3 million and $27.9 million of the KRYSTEXXA and MIGERGOT inventory step-up during the three and nine months ended September 30, 2016, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Prepaid income taxes	$13,413	$4
Medicine samples inventory	8,723	4,697
Prepaid co-pay expenses	2,022	1,881
Rabbi trust assets	2,740	773
Other prepaid expenses	11,180	8,503
Prepaid expenses and other current assets	$38,078	$15,858

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Software	$10,005	$1,360
Leasehold improvements	8,781	1,966
Computer equipment	2,975	2,514
Machinery and equipment	2,843	2,946
Other	1,763	276
	26,367	9,062
Less accumulated depreciation	(6,839)	(3,791)
Construction in process	—	3,492
Software implementation in process	1,914	5,257
Property and equipment, net	$21,442	$14,020

The Company capitalizes development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.

Software implementation in process as of September 30, 2016 and December 31, 2015 is related to new enterprise resource planning software being implemented by the Company. The software is being implemented on a phased basis starting January 2016 and depreciation is not recorded on capitalized costs relating to a phase which has not yet entered service. Once a particular phase of the project enters service, associated capitalized costs are moved from “software implementation in process” to “software” in the table above, and depreciation commences.

Depreciation expense was $1.2 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively, and was $3.3 million and $2.8 million for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of September 30, 2016 was as follows (in thousands):

Balance at December 31, 2015	$253,811
Acquired during the period	2,116
Adjustment relating to the prior year	(7,191)
Balance at September 30, 2016	$248,736

In May 2015, the Company recognized goodwill with a value of $253.8 million in connection with the Hyperion acquisition, which represented the excess of the purchase price over the fair value of the net assets acquired. During the nine months ended September 30, 2016, the Company recorded an adjustment related to deferred tax liabilities which resulted in a decrease to goodwill of $7.2 million. The adjustment was the result of a correction of an error in the Hyperion pre-acquisition deferred tax calculation. The Company concluded that this misstatement was not material, individually or in the aggregate, to any of the reporting periods impacted. As such, the correction for this error was made during the three months ended September 30, 2016.

In January 2016, the Company recognized goodwill with a preliminary value of $1.8 million in connection with the Crealta acquisition, which represented the excess of the purchase price over the fair value of the net assets acquired. During the nine months ended September 30, 2016, the Company recorded measurement period adjustments related to developed technology and inventory, which resulted in a net increase in goodwill of $0.3 million.

See Note 3 for further details of goodwill acquired in business acquisitions.

As of September 30, 2016, there were no accumulated goodwill impairment losses.

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

In January 2016, in connection with the acquisition of Crealta, the Company capitalized $392.7 million of developed technology related to KRYSTEXXA and $24.6 million of developed technology related to MIGERGOT. During the nine months ended September 30, 2016, the Company recorded a measurement period adjustment which increased the cost basis of MIGERGOT developed technology by $1.4 million, to $26.0 million.

See Note 3 for further details of intangible assets acquired in business acquisitions.

IPR&D is related to one research and development project for the application of ACTIMMUNE in the treatment of FA. The fair value of the IPR&D was recorded as an indefinite-lived intangible asset and is tested for impairment annually until completion or abandonment of research and development efforts associated with the project. IPR&D is not amortized until successful completion of the project. In June 2015, the Company initiated the Phase 3 Safety, Tolerability and Efficacy of ACTIMMUNE Dose Escalation in Friedreich's Ataxia Study (“STEADFAST study”) of ACTIMMUNE for the treatment of FA. The Company expects to have top-line results from the STEADFAST study in late December 2016.

After receiving the results from the STEADFAST study, the Company will assess the impact of the results on the accounting for the IPR&D intangible asset. Possible accounting treatments include the commencement of amortization of the intangible asset following approval by the FDA, or the recording of an impairment charge if the study is unsuccessful.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company does not believe there have been any circumstances or events that would indicate that the carrying value of any of its intangible assets was impaired at September 30, 2016 or December 31, 2015.

As of September 30, 2016 and December 31, 2015, amortizable intangible assets consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$2,211,195	$(334,037)	$1,877,158	$1,792,495	$(183,446)	$1,609,049
Customer relationships	8,100	(1,647)	6,453	8,100	(1,039)	7,061
Total amortizable intangible assets	$2,219,295	$(335,684)	$1,883,611	$1,800,595	$(184,485)	$1,616,110

Amortization expense for the three months ended September 30, 2016 and 2015 was $50.8 million and $41.7 million, respectively, and was $151.2 million and $91.2 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, estimated future amortization expense was as follows (in thousands):

2016 (October to December)	$50,619
2017	203,086
2018	203,086
2019	190,094
2020	189,875
Thereafter	1,046,851
Total	$1,883,611

NOTE 8 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued wholesaler fees and commercial rebates	$27,965	$21,112
Accrued co-pay and other patient assistance	173,229	114,201
Accrued government rebates and chargebacks	67,008	48,456
Accrued trade discounts and rebates	268,202	183,769
Invoiced wholesaler fees and commercial rebates, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	42,466	—
Total customer-related accruals and allowances	$310,668	$183,769

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2015 to September 30, 2016 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2015	$21,112	$114,201	$48,456	$183,769
Current provisions relating to sales in the nine months ended September 30, 2016	82,232	1,275,181	205,437	1,562,850
Adjustments relating to prior year sales	2,812	—	(7,043)	(4,231)
Payments relating to sales in the nine months ended September 30, 2016	(57,921)	(1,065,202)	(133,763)	(1,256,886)
Payments relating to sales in prior years	(20,644)	(114,201)	(41,413)	(176,258)
Crealta acquisition on January 13, 2016	492	—	932	1,424
Balance at September 30, 2016	$28,083	$209,979	$72,606	$310,668

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Litigation settlement	$65,000	$—
Payroll-related expenses	35,004	47,205
Consulting and professional services	25,664	17,160
Accrued interest	16,223	10,637
Accrued other	15,643	25,044
Accrued expenses	$157,534	$100,046

Accrued expenses as of September 30, 2016 include $65.0 million in relation to a litigation settlement with Express Scripts, Inc. (“Express Scripts”). See Note 12 for further details of this settlement.

NOTE 10 – ACCRUED ROYALTIES

During the nine months ended September 30, 2016, changes to the liability for royalties for medicines acquired through business combinations consisted of the following (in thousands):

Balance as of December 31, 2015	$175,219
Assumed KRYSTEXXA and MIGERGOT accrued royalties	1,401
Assumed KRYSTEXXA and MIGERGOT contingent royalty liabilities	51,300
Royalty payments	(27,888)
Accretion expense	28,762
Balance as of September 30, 2016	228,794
Less: Current portion	59,176
Accrued royalties, net of current	$169,618

The Company did not record any remeasurements of contingent royalty liabilities during the nine months ended September 30, 2016, as there were no triggering events during the period.

The top-line results from the STEADFAST study are expected in late December 2016. The Company may then seek approval of ACTIMMUNE for the treatment of FA from the FDA, which may result in a remeasurement of contingent royalty liabilities.

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

As of September 30, 2016, the Company’s restricted cash included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the Company’s financial assets and liabilities at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$2,504	$—	$2,504
Money market funds	430,000	—	—	430,000
Other current assets	2,740	—	—	2,740
Total assets at fair value	$432,740	$2,504	$—	$435,244

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$1,000	$—	$1,000
Money market funds	280,053	—	—	280,053
Other current assets	773	—	—	773
Total assets at fair value	$280,826	$1,000	$—	$281,826

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company has the following lease agreements in place for real properties:

Location	Approximate Square Footage	Lease Expiry Date
Dublin, Ireland	18,900	November 3, 2029
Lake Forest, Illinois (1)	160,000	March 31, 2024
Deerfield, Illinois (2)	53,500	June 30, 2018
Brisbane, California (3)	20,100	November 30, 2019
Mannheim, Germany	14,300	December 31, 2018
Chicago, Illinois	6,500	December 31, 2018
Reinach, Switzerland	3,500	May 31, 2020

(1)

In connection with the Lake Forest, Illinois lease, the Company has provided a $2.1 million letter of credit to the landlord, through a commercial bank. The Company has two separate lease agreements in place for this property, one of which, consisting of approximately 15,000 square feet, was assumed by the Company as a result of its acquisition of Crealta in January 2016 and will expire on October 31, 2017.

(2)	The Company vacated the premises in Deerfield, Illinois in January 2016.
(3)

The Company vacated the premises in Brisbane, California in December 2015 and entered into a sublease agreement for the property with Raptor in January 2016. See Note 3 for details of the Company’s acquisition of Raptor in October 2016. Since the closing of the Raptor acquisition, this sublease has been between subsidiaries of the Company and the premises are no longer considered vacated.

Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”). Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The Company committed to a minimum purchase of RAYOS/LODOTRA tablets from Jagotec for an initial five years from the date of first launch of RAYOS/LODOTRA in a major country, as defined in the agreement, which was April 2009. Thereafter, the agreement automatically renews on a yearly basis until either party provides two years advance written notice of termination. In April 2016 the agreement automatically renewed, therefore the earliest the agreement can expire according to this advance notice procedure is April 15, 2019, and the minimum purchase commitment is in force until April 2019. At September 30, 2016, the minimum purchase commitment based on tablet pricing in effect under the agreement was $2.1 million through April 2019.

In May 2011, the Company entered into a manufacturing and supply agreement with Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”), and amended the agreement effective as of September 25, 2013. Pursuant to the agreement, as amended, Sanofi-Aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia. At September 30, 2016, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $4.6 million, which is to be delivered through December 2016.

In July 2013, Vidara and Boehringer Ingelheim RCV GmbH & Co. KG (“Boehringer Ingelheim”) entered into an exclusive supply agreement, which the Company assumed as a result of the Vidara Merger and amended effective as of June 1, 2015. Under the agreement, Boehringer Ingelheim is required to manufacture and supply interferon gamma-1b (ACTIMMUNE) to the Company. The Company is required to purchase minimum quantities of finished medicine per annum through July 2020. As of September 30, 2016, the minimum binding purchase commitment to Boehringer Ingelheim was $13.7 million (converted using a Euro-to-Dollar exchange rate of 1.1240) through July 2020.

In October 2016, the Company committed to purchase additional units of ACTIMMUNE from Boehringer Ingelheim in 2017 at a cost of $7.3 million (converted using a Euro-to-Dollar exchange rate of 1.1240). These additional units of ACTIMMUNE are intended to cover anticipated demand if the results of the STEADFAST study of ACTIMMUNE for the treatment of FA are successful and the Company subsequently receives U.S. marketing approval for FA. Top-line results from the study are expected in late December 2016, and if the trial is not successful, the Company may have excess ACTIMMUNE inventory and/or purchase commitments.

In November 2013, the Company entered into a long-term master manufacturing services and product agreement with Patheon Pharmaceuticals Inc. (“Patheon”) pursuant to which Patheon is obligated to manufacture VIMOVO for the Company through December 31, 2019. The Company agreed to purchase a specified percentage of VIMOVO requirements for the United States from Patheon. The Company must pay an agreed price for final, packaged VIMOVO supplied by Patheon as set forth in the Patheon manufacturing agreement, subject to adjustments, including certain unilateral adjustments by Patheon, such as annual adjustments for inflation and adjustments to account for certain increases in the cost of components of VIMOVO other than active materials. The Company issues 12-month forecasts of the volume of VIMOVO that the Company expects to order. The first six months of the forecast are considered binding firm orders. At September 30, 2016, the Company had a binding purchase commitment with Patheon for VIMOVO of $0.5 million through December 2016.

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo, the Company and Nuvo entered into an exclusive supply agreement, which was amended in February 2016. Under the supply agreement, Nuvo is obligated to manufacture and supply PENNSAID 2% to the Company. The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. At least 90 days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities. At September 30, 2016, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $3.9 million through December 2016.

Purchase orders relating to the manufacture of RAVICTI and BUPHENYL of $3.6 million were outstanding at September 30, 2016.

In March 2007, Savient Pharmaceuticals, Inc. (as predecessor in interest to Crealta), entered into a commercial supply agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”) for the production of the bulk KRYSTEXXA medicine (“bulk product”). The Company assumed this agreement as part of the Crealta acquisition and amended the agreement in September 2016 (the “September 2016 Amendment”). Under this agreement, the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least 80 percent of its annual world-wide bulk product requirements from BTG Israel. The term of the agreement runs until December 31, 2030, and will automatically renew for successive three year periods unless earlier terminated by either party upon three years prior written notice. The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years prior written notice. Under the agreement if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israeli Office of the Chief Scientist (“OCS”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the OCS and the Company may be required to pay the OCS additional amounts as a repayment for the OCS grant funding. In December 2015, Crealta received a notice of termination from BTG Israel and, as of the Crealta acquisition date, it had been considered probable that the manufacture of the KRYSTEXXA bulk product would be moved outside of Israel and the Company would have been required to pay additional amounts estimated at approximately $6.9 million. This estimated obligation was recorded as an assumed contingent liability as of the Crealta acquisition date (see Note 3 for further details) and was included in “Other long-term liabilities” in the condensed consolidated balance sheet. Following the execution of the September 2016 Amendment, the Company determined it would not move the manufacture of the KRYSTEXXA bulk product outside of Israel, and released the $6.9 million assumed contingent liability to “Other income (expense)” in the condensed consolidated statement of comprehensive loss during the three months ended September 30, 2016. The Company issues 18-month forecasts of the volume of KRYSTEXXA that the Company expects to order. The first six months of the forecast are considered binding firm orders. At September 30, 2016, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $0.2 million through December 2016, and $5.0 million per annum thereafter.

Royalty Agreements

RAYOS/LODOTRA

In connection with an August 2004 development and license agreement with SkyePharma AG, who subsequently entered into a business combination with Vectura Group plc (“Vectura”), and Jagotec, a wholly owned subsidiary of Vectura, regarding certain proprietary technology and know-how owned by Vectura, Jagotec is entitled to receive a single digit percentage royalty on net sales of RAYOS/LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the net sales of RAYOS/LODOTRA, such as license fees, lump sums and milestone payments.

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

For all of the royalty agreements entered into by the Company, a total expense of $11.2 million and $32.6 million was recorded in cost of goods sold for the three and nine months ended September 30, 2016, respectively. The total expense recorded in cost of goods sold for the three and nine months ended September 30, 2015 was $6.6 million and $28.0 million, respectively.

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

In November 2015, Express Scripts filed suit against the Company in Delaware Superior Court, Newcastle County, asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and declaratory relief arising from the parties’ 2012 Preferred Savings Grid Rebate Program Agreement. The Company filed a counter-claim against Express Scripts for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief arising from Express Scripts’ breach of the rebate agreement. In September 2016, the Company entered into a settlement agreement and mutual release with Express Scripts pursuant to which the Company and Express Scripts were released from any and all claims relating to the litigation without admitting any fault or wrongdoing and the Company agreed to pay Express Scripts $65.0 million. The settlement amount will be paid to Express Scripts in installments, with 50 percent of the installment due in the fourth quarter of 2016, 25 percent in the first quarter of 2017 and 25 percent in the second quarter of 2017. The full amount of this settlement has been accounted for as a reduction of “net sales” in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2016.

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

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. In connection with the federal securities class action litigation (described in Note 13 below), the Company has received notice from the Underwriter Defendants (as defined below) of their intention to seek indemnification and has received, but not yet paid, several invoices from the Underwriter Defendants. The Company may record charges in the future as a result of these indemnification obligations.

In accordance with its memorandum and articles of association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. Additionally, the Company has entered into, and intends to continue to enter into, separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers, or any of the Company’s subsidiaries or any other company or enterprise to which the person provides services at the Company’s request. In connection with the federal securities class action litigation (described in Note 13 below), the Company has paid legal fees and costs on behalf of itself and the current and former officers and directors of the Company who are named as defendants in that litigation. The Company also has a director and officer insurance policy that enables it to recover a portion of any amounts paid for future potential claims. Certain of the Company’s officers and directors had also entered into separate indemnification agreements with HPI prior to the Vidara Merger.

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

On August 18, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent Nos. 9,339,551, 9,339,552, 9,370,501, and 9,375,412. All four patents, U.S. Patent Nos. 9,339,551, 9,339,552, 9,370,501, and 9,375,412, are listed in the Orange Book and have claims that cover PENNSAID 2%. All of the litigation against Actavis remains pending. No trial date for any of the Actavis actions has been set by the court.

The Company received from Actavis a Paragraph IV Patent Certification Notice Letter dated September 27, 2016, against Orange Book listed U.S. Patent Nos. 9,415,029, advising that Actavis had filed an ANDA with the FDA for a generic version of PENNSAID 2%.

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

On October 27, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent Nos. 9,168,304 and 9,168,305. On February 5, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent No. 9,220,784. On August 18, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent Nos. 9,339,551, 9,339,552, 9,370,501, and 9,375,412. All seven patents, U.S. Patent Nos. 9,168,304, 9,168,305, 9,220,784, 9,339,551, 9,339,552, 9,370,501, and 9,375,412 are listed in the Orange Book and have claims that cover PENNSAID 2%. All of the infringement actions brought against Lupin remain pending. The court has not yet set a trial date for the Lupin actions.

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

The Company received from Apotex Inc. (“Apotex”) a Paragraph IV Patent Certification Notice Letter dated April 1, 2016, against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, 8,871,809, 9,066,913, 9,101,591, 9,132,110, 9,168,304, 9,168,305 and 9,220,784 advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%. The Company also received from Apotex a second Paragraph IV Patent Certification Notice Letter dated June 30, 2016, against Orange Book listed U.S. Patent Nos. 9,339,551 and 9,339,552, advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%. The Company also received from Apotex a third Paragraph IV Patent Certification Notice Letter dated September 21, 2016, against Orange Book listed U.S. Patent No. 9,415,029, advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%.

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

The VIMOVO cases were filed on April 21, 2011, July 25, 2011, October 28, 2011, January 4, 2013, May 10, 2013, June 28, 2013, October 23, 2013, May 13, 2015 and November 24, 2015 and collectively include allegations of infringement of U.S. Patent Nos. 6,926,907, 8,557,285, 8,852,636, and 8,858,996 (the “’996 patent”). On June 18, 2015, the Company amended the complaints to add a charge of infringement of U.S. Patent No. 8,865,190 (the “’190 patent”). On January 7, 2016, Actavis Pharma asserted a counterclaim for declaratory judgment of invalidity and non-infringement of U.S. Patent No. 8,945,621 (the “’621 patent”). On January 25, 2016, the Company filed a new case against Actavis Pharma including allegations of infringement of U.S. Patent Nos. 9,161,920 and 9,198,888. This case was subsequently consolidated with the Actavis Pharma case involving the ’996 patent, the ’190 patent and U.S. Patent No. 8,852,636. On February 10, 2016, the Company amended the complaints against Dr. Reddy’s, Lupin, and Mylan to add charges of infringement of U.S. Patent Nos. 9,161,920 and 9,198,888. On February 19, 2016, Mylan asserted a counterclaim for declaratory judgment of invalidity and non-infringement of U.S. Patent No. 9,220,698. On August 11, 2016, the Company filed new complaints asserting the ’621 patent and U.S. Patent Nos. 9,220,698, and 9,345,695 against the defendants.

The cases asserting U.S. Patent Nos. 8,557,285 and 6,926,907 have been consolidated for discovery. The court has issued a claim construction order for these cases and set a trial date for December 7, 2016. On May 12, 2016, the court granted Dr. Reddy’s motion for summary judgment of non-infringement of U.S. Patent No. 6,926,907 with respect to one of Dr. Reddy’s two ANDAs.

The cases asserting the ’996 patent, the ’190 patent and U.S. Patent Nos. 8,852,636, 9,161,920 and 9,198,888 have been consolidated for discovery. The court has not issued a claim construction order or set a pretrial schedule.

On August 23, 2016, the court entered an order denying Mylan’s motion to consolidate the cases asserting U.S. Patent Nos. 8,557,285 and 6,926,907 (“Case I”) with the cases asserting the ’996 patent, the ’190 patent and U.S. Patent Nos. 8,852,636, 9,161,920, and 9,198,888 (“Case II”). The court ordered the parties to submit a proposed scheduling order for Case II no later than 14 days from the date of the order denying the motion to consolidate. On September 9, 2016, the VIMOVO Generics proposed a schedule for Case II while plaintiffs are seeking a stay of Case II pending the outcome of Case I at trial.

The Company understands the cases arise from Paragraph IV Patent Certification notice letters providing notice of the filing of ANDAs with the FDA seeking regulatory approval to market generic versions of VIMOVO before the expiration of the patents-in-suit. The Company understands the Dr. Reddy’s notice letters were dated March 11, 2011, November 20, 2012 and April 20, 2015; the Lupin notice letters were dated June 10, 2011 and March 12, 2014; the Mylan notice letters were dated May 16, 2013, February 9, 2015, January 26, 2016, February 26, 2016, July 19, 2016 and September 22, 2016; the Actavis Pharma notice letters were dated March 29, 2013, November 5, 2013, October 9, 2015, December 10, 2015, March 1, 2016, April 6, 2016, July 22, 2016 and September 8, 2016; and the Anchen notice letter was dated September 16, 2011.

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

On June 5, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of the ’996 patent, one of the patents in litigation in the above referenced VIMOVO cases. On December 17, 2015, the U.S. PTO denied such Petition for IPR.

On August 7, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,852,636, one of the patents in litigation in the above referenced VIMOVO cases. On February 11, 2016, the U.S. PTO denied such Petition for IPR.

On August 12, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of the ’621 patent, one of the patents in litigation in the above referenced VIMOVO cases. On February 22, 2016, the Patent Trial and Appeal Board (the “PTAB”) issued a decision to institute the IPR. The PTAB hearing for the ‘621 patent is set for November 16, 2016. The PTAB must issue a final written decision on the IPR of the ’621 patent no later than February 22, 2017.

On August 19, 2015, Lupin filed Petitions for IPR of the ’996 patent, the ’190 patent and U.S. Patent No. 8,852,636, all patents in litigation in the above referenced VIMOVO cases. On March 1, 2016, the PTAB issued decisions to institute the IPRs for the ’996 patent” and the ’190 patent. On March 1, 2016, the PTAB denied the Petition for IPR for U.S. Patent No. 8,852,636. The PTAB hearings for the ‘996 patent and ‘190 patent are set for November 29, 2016. The PTAB must issue a final written decision on the IPRs of the ’996 patent and the ’190 patent no later than March 1, 2017.

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

On April 29, 2015, Par Pharmaceutical filed Petitions for IPR of the ’215 patent and the ’012 patent. The PTAB issued decisions instituting such IPRs on November 4, 2015. On December 14, 2015, the District Court Judge Roy Payne issued a stay pending a final written decision from the PTAB with respect to the IPRs of the ’215 patent and the ’012 patent. On September 29, 2016, the PTAB issued a final written decision holding all the claims of the ’215 patent unpatentable. The Company is considering whether to appeal the PTAB’s decision concerning the ’215 patent to the Federal Circuit. On November 3, 2016, the PTAB issued a final written decision holding all of the claims of the ‘012 patent patentable.

On September 4, 2015, the Company received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’215 patent and the ’012 patent, advising that Lupin had filed an ANDA with the FDA for a generic version of RAVICTI. On November 6, 2015, the Company also received Notice of Lupin’s Paragraph IV Patent Certification against the ’559 patent. Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing. On October 19, 2015 the Company filed suit in the United States District Court for the District of New Jersey against Lupin seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Lupin has infringed the ’215 patent, the ’012 patent and the ’559 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the Orange Book. On April 6, 2016, the Company filed an Amended Complaint in the United States District Court for the District of New Jersey against Lupin alleging that Lupin has infringed the ’559 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to expiration of the ’559 patent. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Lupin’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. On April 18, 2016, the Company received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’278 patent. On July 6, 2016, the Company received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’966 patent. The Company filed suit in the United States District Court for the District of New Jersey against Lupin on July 21, 2016, seeking an injunction to prevent the approval of Lupin’s ANDA and/or to prevent Lupin from selling a generic version of RAVICTI. The lawsuit alleges that Lupin has infringed the ’278 patent and the ’966 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the Orange Book. The court has not yet set a trial date for the Lupin New Jersey actions.

On April 1, 2016, Lupin filed a Petition to request an IPR of the ’559 patent. On September 30, 2016, the PTAB issued a decision to institute the IPR for the ’559 patent. The PTAB must issue a final written decision on the IPR of the ’559 patent no later than September 30, 2017.

In November 2015, Express Scripts filed suit against the Company in Delaware Superior Court, Newcastle County, asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and declaratory relief arising from the parties’ 2012 Preferred Savings Grid Rebate Program Agreement. The Company filed a counter-claim against Express Scripts for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief arising from Express Scripts’ breach of the rebate agreement. In September 2016, the Company entered into a settlement agreement and mutual release with Express Scripts pursuant to which the Company and Express Scripts were released from any and all claims relating to the litigation without admitting any fault or wrongdoing and the Company agreed to pay Express Scripts $65.0 million.

Beginning on March 8, 2016, two federal securities class action lawsuits (captioned Schaffer v. Horizon Pharma plc, et al., Case No. 16-cv-01763-JMF and Banie v. Horizon Pharma plc, et al., Case No. 16-cv-01789-JMF) were filed in the United States District Court for the Southern District of New York against the Company and certain of the Company’s current and former officers (the “Officer Defendants”). On March 24, 2016, the court consolidated the two actions under Schaffer v. Horizon Pharma plc, et al. On June 3, 2016, the court appointed Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust and the Carpenters Pension Trust Fund for Northern California as lead plaintiffs and Labaton Sucharow LLP as lead counsel. On July 25, 2016, lead plaintiffs and additional named plaintiff Automotive Industries Pension Trust Fund filed their consolidated complaint, which they subsequently amended on October 7, 2016, including additional current and former officers, the Company’s Board of Directors (the “Director Defendants”), and underwriters involved with the Company’s April 2015 public offering (the “Underwriter Defendants”) as defendants. The plaintiffs allege that certain of the Company and the Officer Defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and/or misleading statements about, among other things: (a) the Company’s financial performance, (b) the Company’s business prospects and drug-pricing practices, (c) the Company’s sales and promotional practices, and (d) the Company’s design, implementation, performance, and risks associated with the Company’s Prescriptions-Made-Easy program. The plaintiffs allege that certain of the Company, the Director Defendants and the Underwriter Defendants violated sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, (the “Securities Act”) in connection with the Company’s April 2015 public offering. The plaintiffs seek, among other things, an award of damages allegedly sustained by plaintiffs and the putative class, including a reasonable allowance for costs and attorneys’ fees. The defendants’ deadline to answer or otherwise respond to the amended consolidated complaint is November 14, 2016.

Between October 5 and October 7, 2016, two complaints (captioned Lavrenov v. Raptor Pharmaceutical Corp., et al., Case No. 16-cv-00901, and Jordan v. Raptor Pharmaceutical Corp., et al., Case No. 16-cv-00913) were filed in the United States District Court for the District of Delaware. Both actions were filed against Raptor and each member of Raptor’s board of directors. The Company and Misneach Corporation, a wholly owned subsidiary of the Company, were named as defendants in the Lavrenov action, but not the Jordan action. The actions were brought by purported stockholders of Raptor, on their own behalf and as a putative class of Raptor stockholders, and assert causes of action under Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The Lavrenov action also asserts breach of fiduciary duty and aiding and abetting claims under Delaware law. The complaints allege, among other things, that the process leading up to the Raptor acquisition was inadequate and that the Schedule 14D-9 filed by Raptor with the Securities and Exchange Commission (the “SEC”) omits certain material information, which allegedly renders the information disclosed materially misleading. The complaints seek, among other things, to enjoin the Raptor acquisition, or in the event the Raptor acquisition is consummated, to recover money damages. On October 17, 2016, Raptor filed an amended Schedule 14D-9 with the SEC. Plaintiffs did not file a motion to preliminarily enjoin the Raptor acquisition, which was completed on October 25, 2016.

NOTE 14 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
2015 Term Loan Facility	$395,000	$398,000
2023 Senior Notes	475,000	475,000
Exchangeable Senior Notes	400,000	400,000
Total face value	1,270,000	1,273,000
Debt discount	(115,615)	(127,885)
Deferred financing fees	(7,161)	(8,359)
Total long-term debt	1,147,224	1,136,756
Less: current maturities	4,000	4,000
Long-term debt, net of current maturities	$1,143,224	$1,132,756

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

2015 Senior Secured Credit Facility

On May 7, 2015, HPI, the Company and certain of its subsidiaries entered into a credit agreement with Citibank, N.A., as administrative and collateral agent, and the lenders from time to time party thereto (as amended by the 2016 Amendment described below in Note 18, the “credit agreement”) providing for (i) the six-year $400.0 million term loan facility (the “2015 Term Loan Facility”); (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder (collectively the “2015 Senior Secured Credit Facility”). The initial borrower under the 2015 Term Loan Facility is HPI. The credit agreement allows for the Company and certain other subsidiaries of the Company to become borrowers under the accordion or refinancing facilities. Loans under the 2015 Term Loan Facility bear interest, at each borrower’s option, at a rate equal to either the London Inter-Bank Offer Rate (“LIBOR”), plus an applicable margin of 3.5% per year (subject to a 1.0% LIBOR floor), or the adjusted base rate plus 2.5%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus ½ of 1%, and (d) 2%. The Company borrowed the full $400.0 million available under the 2015 Term Loan Facility on May 7, 2015 as a LIBOR-based borrowing. In connection with the financing for the acquisition of Raptor, the credit agreement was amended to add a $375.0 million incremental term loan facility and change the interest rate margins applicable to the 2015 Term Loan Facility, as further described in Note 18.

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

The Company was, as of September 30, 2016, and is currently in compliance with this credit agreement.

As of September 30, 2016, the fair value of the 2015 Term Loan Facility was approximately $391.1 million, categorized as a Level 2 instrument, as defined in Note 11.

See Note 18 for further details on changes to the 2015 Senior Secured Credit Facility.

2023 Senior Notes

On April 29, 2015, Horizon Pharma Financing Inc. (“Horizon Financing”) a wholly owned subsidiary of the Company, completed a private placement of $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023 (the “2023 Senior Notes”) to certain investment banks acting as initial purchasers who subsequently resold the 2023 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act, and in offshore transactions to non-U.S. persons in reliance on Regulation S under the Securities Act.

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

The Company was, as of September 30, 2016, and is currently in compliance with the indenture governing the 2023 Senior Notes.

As of September 30, 2016, the fair value of the 2023 Senior Notes was approximately $446.5 million, categorized as a Level 2 instrument, as defined in Note 11.

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

As of September 30, 2016, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

As of September 30, 2016, the fair value of the Exchangeable Senior Notes was approximately $386.8 million, categorized as a Level 2 instrument, as defined in Note 11.

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

NOTE 15 – SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2016, the Company issued an aggregate of:

•	496,012 ordinary shares in connection with the exercise of stock options and received $3.4 million in proceeds;
•	619,696 ordinary shares in net settlement of vested restricted stock units;
•	13,584 ordinary shares in net settlement of vested performance stock units; and
•	261,780 ordinary shares pursuant to employee stock purchase plans and received $3.2 million in proceeds.

During the nine months ended September 30, 2016, warrants to purchase an aggregate of 207,110 ordinary shares of the Company were exercised in cashless exercises, resulting in the issuance of 161,259 ordinary shares. As of September 30, 2016, there were outstanding warrants to purchase 1,374,410 ordinary shares of the Company.

During the nine months ended September 30, 2016, the Company made payments of $5.3 million for employee withholding taxes relating to share-based awards.

In May 2016, the Company’s board of directors authorized a share repurchase program pursuant to which the Company may repurchase up to 5,000,000 of its ordinary shares. The timing and amount of repurchases, including whether the Company decides to repurchase any shares pursuant to the authorization, will depend on a variety of factors, including the price of the Company’s ordinary shares, alternative investment opportunities, the Company’s cash resources, restrictions under the Company’s credit agreement, and market conditions. As of September 30, 2016, the Company had not purchased any of its ordinary shares under this repurchase program.

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

As of September 30, 2016, an aggregate of 4,076,279 ordinary shares were authorized and available for future issuance under the 2014 ESPP.

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

As of September 30, 2016, an aggregate of 7,442,963 and 963,567 ordinary shares were authorized and available for future grants under the 2014 EIP and 2014 Non-Employee Equity Plan, respectively.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	13,385,791	$17.73
Granted	1,741,192	$18.13
Exercised	(496,012)	$6.89
Forfeited	(1,012,082)	$18.02
Expired	(58,879)	$12.00
Outstanding as of September 30, 2016	13,560,010	$18.18	7.79	$46,036
Exercisable as of September 30, 2016	6,393,796	$15.20	6.88	$36,202

Stock options typically have a contractual term of 10 years from grant date.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s share price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected share price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the nine months ended September 30, 2016 and 2015, and assumptions used to value stock options, are as follows:

	For the Nine Months Ended September 30,
	2016	2015
Dividend yield	—	—
Risk-free interest rate	1.3% - 1.8%	1.3% - 2.0%
Weighted average expected volatility	73.8%	77.1%
Expected life (in years)	6.1	6.0
Weighted average grant-date fair value per share of options granted	$11.78	$16.20

Dividend yield

The Company has never paid dividends and does not anticipate paying any dividends in the near future. Additionally, the 2015 Senior Secured Credit Facility, as amended by the 2016 Amendment (described in Note 14 above and Note 18 below), as well as the 2023 Senior Notes and the 2024 Senior Notes (described in Note 18 below), contain covenants that restrict the Company from issuing dividends.

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

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2016:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2015	3,361,746	$18.71
Granted	763,519	$17.09
Vested	(910,322)	$17.40
Forfeited	(329,428)	$17.71
Outstanding as of September 30, 2016	2,885,515	$18.80

The grant-date fair value of restricted stock units is the closing price of the Company’s shares on the date of grant.

Performance Stock Units

The following table summarizes performance stock unit (“PSU”) activity for the nine months ended September 30, 2016:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2015	13,049,000
Granted	260,000	$7.99	8.2%	$7.34
Vested	(20,000)	$18.97	0.0%	$18.97
Forfeited	(960,000)	$14.32	14.5%	$12.25
Outstanding as of September 30, 2016	12,329,000

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

For the Nine Months Ended September 30,
	2016	2015
Valuation date stock price	$17.72 - 21.07	$22.77 - 35.06
Expected volatility	76.8% - 77.6%	64.6% - 67.3%
Risk free rate	1.0% - 1.2%	1.0% - 1.1%

The average estimated fair value of each outstanding PSU granted under the 2014 EIP is as follows (allocated between groupings based on grant-date classification):

	Number of Units	Weighted Average Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Executive committee members	9,173,000	$15.18	18.3%	$12.40
Non-executive committee members	3,131,000	$13.55	7.3%	$12.56
	12,304,000	$14.76	15.7%	$12.44

During the nine months ended September 30, 2016, the Company recorded $36.1 million of expense related to PSUs.

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

The Company accounts for the Cash Bonus Program under the liability method in accordance with ASC 718. Because vesting of the bonus pool is dependent upon the attainment of a VWAP of $18.37 or higher over the 20 trading days ending November 4, 2017, the Cash Bonus Program will be considered to be subject to a “market condition” for the purposes of ASC 718. ASC 718 requires the impact of the market condition to be considered when estimating the fair value of the bonus pool. As a result, the Monte Carlo simulation model is applied and the fair value is revalued at each reporting period. As of September 30, 2016 and December 31, 2015, the estimated fair value was $5.1 million and $6.0 million, respectively. For the nine months ended September 30, 2016, the Company recorded an expense of $0.9 million to the unaudited condensed consolidated statement of comprehensive loss as a result of the valuation of the Cash Bonus Program. The most significant valuation assumptions used as of September 30, 2016 include:

•	Valuation Date Stock Price - $18.13.
•

Expected Volatility - The expected volatility assumption of 88.0% is based on the Company’s historical volatility over the 1.09 year period ending September 30, 2016, based upon daily stock price observations.

•	Risk Free Rate – 0.60%, which is based upon the yield on U.S. Treasury Separate Trading of Registered Interest and Principal Securities with a remaining term of 1.09 years as of September 30, 2016.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Research and development	$6,845	$4,712
Sales and marketing	19,306	15,571
General and administrative	58,770	37,513
Total share-based compensation expense	$84,921	$57,796

No material income tax benefit has been recognized relating to share-based compensation expense and no tax benefits have been realized from exercised stock options, due to the Company’s net loss position. As of September 30, 2016, the Company estimates that pre-tax unrecognized compensation expense of $220.5 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the third quarter of 2020. The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

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

The following table presents the (benefit) expense for income taxes for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
(Loss) income before (benefit) expense for income taxes	$(33,617)	$25,256	$(68,238)	$(121,250)
(Benefit) expense for income taxes	(27,747)	21,979	(31,946)	(136,788)
Net (loss) income	$(5,870)	$3,277	$(36,292)	$15,538

In the course of preparing the condensed consolidated balance sheet and the condensed consolidated statements of comprehensive loss as of and for the three and nine months ended September 30, 2016, the Company determined that deferred tax liabilities were understated by $2.4 million and accrued expenses were understated by $1.1 million, each as of December 31, 2015, and the benefit for income taxes was overstated by $3.5 million for the year ended December 31, 2015. The Company concluded that these misstatements were not material, individually or in the aggregate, to any of the reporting periods. As such, the correction for this error was made during the three months ended September 30, 2016.

During the three and nine months ended September 30, 2016, the Company recorded a benefit for income taxes of $27.7 million and $31.9 million, respectively, compared to an expense of $22.0 million and a benefit of $136.8 million during the three and nine months ended September 30, 2015, respectively. The benefit for income taxes recorded during the three and nine months ended September 30, 2016 was attributable to pre-tax losses incurred in higher tax rate jurisdictions which exceeded pre-tax income in lower tax rate jurisdictions during the periods, as well as certain discrete factors and events, including the tax benefit recorded as a result of the $65.0 million litigation settlement with Express Scripts. The benefit for income taxes recorded during the nine months ended September 30, 2015 was primarily attributable to the release of valuation allowances in the United States due to the recognition of significant deferred tax liabilities as a result of the Hyperion acquisition as well as the ability to recognize a tax benefit for the Company’s U.S. tax consolidation group losses then projected to be incurred during 2015.

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

NOTE 18 – SUBSEQUENT EVENTS

Raptor Acquisition

On October 25, 2016, the Company completed its acquisition of Raptor pursuant to which the Company acquired all of the issued and outstanding shares of Raptor common stock at a price of $9.00 per share in cash or approximately $804.7 million on a fully diluted basis. The Raptor acquisition expands the Company’s product portfolio by adding two orphan disease medicines, PROCYSBI and QUINSAIR.

In connection with the Raptor acquisition, the Company expects to pay an estimated $19.2 million of transaction fees for legal, advisory and other fees.

The final determination of the purchase price allocation is expected to be completed as soon as practicable after consummation of the Raptor acquisition. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q, it is not practicable for the Company to disclose: (i) the allocation of purchase price to assets acquired and liabilities assumed as of the date of close, and (ii) pro forma revenues and earnings of the combined company for the period ended September 30, 2016.

2024 Senior Notes

On October 25, 2016, HPI and Horizon Pharma USA, Inc., a wholly-owned subsidiary of the Company (“HPUSA” and, together with HPI, the “2024 Issuers”), completed a private placement of $300.0 million aggregate principal amount of 2024 Senior Notes to certain investment banks acting as initial purchasers who subsequently resold the 2024 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act.

The 2024 Senior Notes are the 2024 Issuers’ general unsecured senior obligations and the Company and all of the Company’s direct and indirect subsidiaries that are guarantors under the 2015 Senior Secured Credit Facility and the 2016 Incremental Loan Facility (as defined below) fully and unconditionally guaranteed on a senior unsecured basis the 2024 Issuers’ obligations under the 2024 Senior Notes.

The 2024 Senior Notes accrue interest at an annual rate of 8.75% payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2017. The 2024 Senior Notes will mature on November 1, 2024, unless earlier exchanged, repurchased or redeemed.

Except as described below, the 2024 Senior Notes may not be redeemed before November 1, 2019. Thereafter, some or all of the 2024 Senior Notes may be redeemed at any time at specified redemption prices, plus accrued and unpaid interest to the redemption date. At any time prior to November 1, 2019, some or all of the 2024 Senior Notes may be redeemed at a price equal to 100% of the aggregate principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the redemption date. Also prior to November 1, 2019, up to 35% of the aggregate principal amount of the 2024 Senior Notes may be redeemed at a redemption price of 108.75% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net proceeds of certain equity offerings. In addition, the 2024 Senior Notes may be redeemed in whole but not in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, if on the next date on which any amount would be payable in respect of the 2024 Senior Notes, the 2024 Issuers or any guarantor is or would be required to pay additional amounts as a result of certain tax-related events.

If the Company undergoes a change of control, the 2024 Issuers will be required to make an offer to purchase all of the 2024 Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the repurchase date. If the Company or certain of its subsidiaries engages in certain asset sales, the 2024 Issuers will be required under certain circumstances to make an offer to purchase the 2024 Senior Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date.

The indenture governing the 2024 Senior Notes contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales, merge, consolidate with or merge or sell all or substantially all of their assets, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries, and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to the Company. Certain of the covenants will be suspended during any period in which the notes receive investment grade ratings. The indenture also includes customary events of default.

2016 Amendment to Credit Agreement

On October 25, 2016, HPI and HPUSA (together, in such capacity, the “Incremental Borrowers”) entered into an amendment to the credit agreement (the “2016 Amendment”) with Citibank, N.A., as administrative and collateral agent, and Bank of America, N.A., as the incremental B-1 lender thereunder, pursuant to which the Incremental Borrowers borrowed $375.0 million aggregate principal amount of loans (the “2016 Incremental Loan Facility”). The 2016 Incremental Loan Facility was incurred as a separate class of term loans under the credit agreement with the same terms of loans under the 2015 Term Loan Facility, except as described below.

Loans under the 2016 Incremental Loan Facility bear interest, at each Incremental Borrowers’ option, at a rate equal to either LIBOR plus an applicable margin of 4.50% per year (subject to a LIBOR floor of 1.0%), or the adjusted base rate plus 3.50%. The terms of the loans under the 2015 Term Loan Facility (the “2015 Loans”) provided for an amendment such that the effective yield of the 2015 Loans would not be less than the effective yield of the loans under the 2016 Incremental Loan Facility (the “Incremental Loans”) minus 0.50%. Consequently, the issuance of the Incremental Loans resulted in an increase of the interest rate applicable to the 2015 Loans, as of October 25, 2016, to LIBOR plus 4.00%, subject to a LIBOR floor of 1.0% (an initial interest rate of 5.00%). Borrowers under the credit agreement are permitted to make voluntary prepayments of the loans under the credit agreement at any time without payment of a premium, except that with respect to the Incremental Loans, a 1% premium will apply to a repayment of the Incremental Loans in connection with a repricing of, or any amendment to the credit agreement in a repricing of, such loans effected on or prior to the date that is twelve months following October 25, 2016.

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

OUR BUSINESS

We are a biopharmaceutical company focused on improving patients’ lives by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. We market eleven medicines through our orphan, rheumatology and primary care business units. Our marketed medicines are ACTIMMUNE® (interferon gamma-1b), BUPHENYL® (sodium phenylbutyrate) Tablets and Powder, DUEXIS® (ibuprofen/famotidine), KRYSTEXXA® (pegloticase), MIGERGOT® (ergotamine tartrate & caffeine suppositories), PENNSAID® (diclofenac sodium topical solution) 2% w/w, or PENNSAID 2%, PROCYSBI® (cysteamine bitartrate) delayed-release capsules, QUINSAIR™ (aerosolized form of levofloxacin), RAVICTI® (glycerol phenylbutyrate) Oral Liquid, RAYOS® (prednisone) delayed-release tablets and VIMOVO® (naproxen/esomeprazole magnesium).

We developed DUEXIS and RAYOS, known as LODOTRA® outside the United States, acquired the U.S. rights to VIMOVO from AstraZeneca AB in November 2013, acquired certain rights to ACTIMMUNE as a result of the Vidara Merger in September 2014, acquired the U.S. rights to PENNSAID 2% from Nuvo Research Inc. in October 2014, acquired RAVICTI and BUPHENYL, known as AMMONAPS® in certain European countries, as a result of our acquisition of Hyperion Therapeutics Inc., or Hyperion, in May 2015, acquired KRYSTEXXA and the U.S. rights to MIGERGOT as a result of our acquisition of Crealta Holdings LLC., or Crealta, in January 2016 and acquired PROCYSBI and QUINSAIR as a result of our acquisition of Raptor Pharmaceutical Corp., or Raptor, in October 2016.

On May 18, 2016, we entered into a definitive agreement with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim International, to acquire certain rights to interferon gamma-1b, which Boehringer Ingelheim International currently commercializes under the trade names IMUKIN®, IMUKINE®, IMMUKIN® and IMMUKINE® in an estimated 30 countries primarily in Europe and the Middle East. Under the terms of the agreement, we paid Boehringer Ingelheim International €5.0 million ($5.6 million when converted using a Euro-to-Dollar exchange rate of 1.1132) upon signing and will pay €20.0 million upon closing, for certain rights for interferon gamma-1b in all territories outside of the United States, Canada and Japan, as we currently hold marketing rights to interferon gamma-1b in these territories. We currently market interferon gamma-1b as ACTIMMUNE in the United States. The transaction is expected to close in the first half of 2017 and we are continuing to work with Boehringer Ingelheim International to enable the transfer of applicable marketing authorizations. Under the terms of a separate agreement, we also in-licensed certain U.S., European and Canadian intellectual property rights for interferon gamma-1b for the treatment of Friedreich’s ataxia, or FA, a degenerative neuro-muscular disorder. Interferon gamma-1b is currently not indicated or approved for the treatment of FA.

In February 2015, we submitted an investigational new drug application to the U.S. Food and Drug Administration for ACTIMMUNE in the treatment of FA. In June 2015, we commenced the Phase 3 Safety, Tolerability and Efficacy of ACTIMMUNE Dose Escalation in Friedreich’s Ataxia Study, or STEADFAST study, of ACTIMMUNE for the treatment of FA. Top-line results from the STEADFAST study are expected in late December 2016, at which time we will make a determination on the next steps for the development of ACTIMMUNE in the treatment of FA.

On October 25, 2016, we completed our acquisition of Raptor in which we acquired all of the issued and outstanding shares of Raptor’s common stock for $9.00 per share in cash, or approximately $804.7 million on a fully-diluted basis. Following completion of the acquisition, Raptor became our wholly owned subsidiary and converted to a Delaware limited liability company, changing its name to Horizon Pharmaceutical LLC. We financed the transaction through $300.0 million aggregate principal amount of 8.75% Senior Notes due 2024, or the 2024 Senior Notes, $375.0 million aggregate principal amount of loans pursuant to an amendment to our existing credit agreement and cash on hand.

Our medicines are dispensed by retail and specialty pharmacies. Part of our commercial strategy for our primary care and rheumatology business units is to offer physicians the opportunity to have their patients fill prescriptions through pharmacies participating in our HorizonCares patient access program. This program does not involve us in the prescribing of medicines. The purpose of this program is solely to assist in ensuring that, when physicians determine that one of our medicines offers a potential clinical benefit to their patients and prescribe the medicine for an eligible patient, financial assistance may be available to reduce a commercial patient’s out-of-pocket costs. In the first nine months of 2016, this resulted in 99.9 percent of commercial patients having co-pay amounts of $10 or less when filling prescriptions for our medicines utilizing our patient access program. For commercial patients who are prescribed our primary care medicines or RAYOS, the HorizonCares program offers co-pay assistance when a third-party payer covers a prescription but requires an eligible patient to pay a co-pay or deductible, and offers full subsidization when a third-party payer rejects coverage for an eligible patient. For patients who are prescribed our orphan medicines, our patient access programs provide reimbursement support, a clinical nurse program, co-pay and other patient assistance. The aggregate commercial value of our patient access programs for the nine months ended September 30, 2016 was $1,275.2 million. All pharmacies that dispense prescriptions for our medicines, which we estimate to be about 20,000 during the first nine months of 2016, are fully independent, including those that participate in HorizonCares. We do not own or possess any option to purchase an ownership stake in any pharmacy that distributes our medicines, and our relationship with each pharmacy is non-exclusive and arm’s length. All of our medicines are dispensed through pharmacies independent of our business.

As an alternative means of ensuring access to our medicines, we have also begun pursuing business arrangements with pharmacy benefit managers, or PBMs, and other payers to secure formulary status and reimbursement of our medicines, such as our recently announced arrangements with CVS Caremark and Prime Therapeutics LLC. While we believe that, if successful, this strategy would result in broader inclusion of certain of our primary care medicines on healthcare plan formularies, and therefore increase payer reimbursement and lower our cost of providing patient access programs, these arrangements generally require us to pay administrative and rebate payments to the PBMs and/or other payers.

We have a compliance program in place to address adherence with various laws and regulations relating to the selling, marketing and manufacturing of our medicines, as well as certain third-party relationships, including pharmacies. Specifically with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in our patient access programs, to confirm their activities, adjudication and practices are consistent with our compliance policies and guidance.

We market our medicines in the United States through our field sales force, which numbered approximately 470 representatives as of September 30, 2016. Our strategy is to use the commercial strength and infrastructure we have established in creating a global biopharmaceutical company to continue the successful commercialization of our existing medicine portfolio while also expanding and leveraging these capabilities by identifying, developing, acquiring and commercializing additional differentiated and accessible medicines that address unmet medical needs.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2016 and 2015

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

	For the Three Months Ended September 30,		Increase /
	2016	2015	(Decrease)
	(in thousands)
Net sales	$208,702	$226,544	$(17,842)
Cost of goods sold	85,161	61,250	23,911
Gross profit	123,541	165,294	(41,753)
Operating expenses:
Research and development	12,814	13,073	(259)
Sales and marketing	72,564	51,973	20,591
General and administrative	59,485	54,516	4,969
Total operating expenses	144,863	119,562	25,301
Operating (loss) income	(21,322)	45,732	(67,054)
Other income (expense), net:
Interest expense, net	(19,066)	(20,300)	(1,234)
Foreign exchange loss	(108)	(86)	22
Other income (expense), net	6,879	(90)	(6,969)
Total other income (expense), net	(12,295)	(20,476)	(8,181)
(Loss) income before (benefit) expense for income taxes	(33,617)	25,256	58,873
(Benefit) expense for income taxes	(27,747)	21,979	49,726
Net (loss) income	$(5,870)	$3,277	$(9,147)

Net sales. Net sales decreased $17.8 million, or 7.9%, to $208.7 million during the three months ended September 30, 2016, from $226.5 million during the three months ended September 30, 2015. Excluding the $65.0 million litigation settlement with Express Scripts, Inc., or Express Scripts, as discussed further below, non-GAAP adjusted net sales increased by $47.2 million, or 20.8%, from the same quarter in the prior year.

The following table presents a summary of total net sales attributed to geographic sources for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$204,302	98%	$223,381	99%
Rest of world	4,400	2%	3,163	1%
Total Net Sales	$208,702		$226,544

The following table reflects the components of net sales for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change	Change
	2016	2015	$	%
	(in thousands)
PENNSAID 2%	$80,199	$43,892	$36,307	83%
DUEXIS	47,615	56,902	(9,287)	(16%)
RAVICTI	42,176	33,427	8,749	26%
VIMOVO	32,839	46,855	(14,016)	(30%)
KRYSTEXXA	25,542	—	25,542	*
ACTIMMUNE	24,915	28,737	(3,822)	(13%)
RAYOS	13,419	11,670	1,749	15%
BUPHENYL	4,341	3,962	379	10%
LODOTRA	1,502	1,099	403	37%
MIGERGOT	1,154	—	1,154	*
Litigation settlement	(65,000)	—	(65,000)	*
Total Net Sales	$208,702	$226,544	$(17,842)	(8%)

*	Percentage change is not meaningful.

The decrease in net sales during the three months ended September 30, 2016 was primarily due to the $65.0 million litigation settlement with Express Scripts, along with decreases in net sales of DUEXIS and VIMOVO, offset by growth in net sales of PENNSAID 2% and RAVICTI and the recognition of KRYSTEXXA sales following the acquisition of Crealta in January 2016.

PENNSAID 2%. Net sales increased $36.3 million, or 83%, to $80.2 million during the three months ended September 30, 2016, from $43.9 million during the three months ended September 30, 2015. Net sales increased by approximately $24.0 million due to higher net pricing and $12.3 million resulting from prescription volume growth.

DUEXIS. Net sales decreased $9.3 million, or 16%, to $47.6 million during the three months ended September 30, 2016, from $56.9 million during the three months ended September 30, 2015. Net sales decreased by approximately $17.5 million due to lower net pricing resulting from higher co-pay and other patient assistance, offset by an increase of approximately $8.2 million resulting from prescription volume growth.

RAVICTI. Net sales increased $8.8 million, or 26%, to $42.2 million during the three months ended September 30, 2016, from $33.4 million during the three months ended September 30, 2015. Net sales increased by approximately $7.6 million resulting from prescription volume growth and $1.2 million due to higher net pricing.

VIMOVO. Net sales decreased $14.0 million, or 30%, to $32.8 million during the three months ended September 30, 2016, from $46.8 million during the three months ended September 30, 2015. Net sales decreased by approximately $7.6 million due to lower net pricing resulting from higher co-pay and other patient assistance, and approximately $6.4 million resulting from prescription volume decreases.

KRYSTEXXA. Net sales were $25.5 million during the three months ended September 30, 2016. We began recognizing KRYSTEXXA sales following the acquisition of Crealta in January 2016.

ACTIMMUNE. Net sales decreased $3.8 million, or 13%, to $24.9 million during the three months ended September 30, 2016, from $28.7 million during the three months ended September 30, 2015. Net sales decreased by approximately $3.3 million resulting from prescription volume decreases and approximately $0.5 million due to lower net pricing resulting from higher co-pay and other patient assistance.

RAYOS. Net sales increased $1.7 million, or 15%, to $13.4 million during the three months ended September 30, 2016, from $11.7 million during the three months ended September 30, 2015. Net sales increased by approximately $2.4 million resulting from prescription volume growth, offset by a decrease of approximately $0.7 million due to lower net pricing resulting from higher co-pay and other patient assistance.

BUPHENYL. Net sales increased $0.4 million, or 10%, to $4.3 million during the three months ended September 30, 2016, from $3.9 million during the three months ended September 30, 2015. Net sales increased by approximately $1.1 million resulting from prescription volume growth, offset by a decrease of approximately $0.7 million due to lower net pricing resulting from higher co-pay and other patient assistance.

LODOTRA. Net sales increased $0.4 million, or 37%, to $1.5 million during the three months ended September 30, 2016, from $1.1 million during the three months ended September 30, 2015. The increase was the result of increased medicine shipments to our European distribution partner, Mundipharma International Corporation Limited, or Mundipharma. LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

MIGERGOT. Net sales were $1.2 million during the three months ended September 30, 2016. We began recognizing MIGERGOT sales following the acquisition of Crealta in January 2016.

In September 2016, we entered into a settlement agreement and mutual release with Express Scripts pursuant to which we and Express Scripts were released from any and all claims relating to our then ongoing litigation without admitting any fault or wrongdoing and we agreed to pay Express Scripts $65.0 million. This settlement has been accounted for as a reduction of “net sales” in the condensed consolidated statement of comprehensive loss for the three months ended September 30, 2016.

The table below reconciles our gross to net sales for the three months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Amount	% of Gross Sales	Amount	% of Gross Sales

Gross sales	$865.9	100.0%	$584.5	100.0%
Adjustments to gross sales:
Prompt pay discounts	(16.7)	(1.9)%	(10.5)	(1.8)%
Medicine returns	(9.1)	(1.1)%	(4.2)	(0.7)%
Co-pay and other patient assistance	(458.4)	(52.9)%	(276.1)	(47.2)%
Wholesaler fees and commercial rebates	(30.2)	(3.5)%	(17.4)	(3.0)%
Government rebates and chargebacks	(77.8)	(9.0)%	(49.8)	(8.5)%
Litigation settlement	(65.0)	(7.5)%	—	—
Total adjustments	(657.2)	(75.9)%	(358.0)	(61.2)%
Net sales	$208.7	24.1%	$226.5	38.8%

During the three months ended September 30, 2016, co-pay and other patient assistance, as a percentage of gross sales, increased to 52.9% from 47.2% during the three months ended September 30, 2015. The increase was primarily due to the rollout of our HorizonCares program to all sales territories which helped ensure patient access to our medicines in the face of increased control by certain PBMs and payers.

Cost of Goods Sold. Cost of goods sold increased $23.9 million to $85.2 million during the three months ended September 30, 2016, from $61.3 million during the three months ended September 30, 2015. As a percentage of net sales, cost of goods sold was 40.8% during the three months ended September 30, 2016, compared to 27.0% during the three months ended September 30, 2015. The large increase in costs of goods as a percentage of net sales was due to a decrease in net sales in the three months ended September 30, 2016 as a result of a litigation settlement with Express Scripts. The increase in cost of goods sold was primarily attributable to an increase in intangible amortization expense of $9.1 million, a $4.4 million increase in medicine costs associated with higher sales, a $7.2 million increase in inventory step-up amortization and higher royalty accretion expense of $3.2 million.

The increase in intangible amortization of $9.1 million during the three months ended September 30, 2016 compared to the prior year period was due to the amortization of developed technology related to KRYSTEXXA and MIGERGOT (acquired in January 2016).

The increase in inventory step-up amortization of $7.2 million during the three months ended September 30, 2016 compared to the prior year period was due to $11.3 million recorded during the three months ended September 30, 2016 related to KRYSTEXXA and MIGERGOT inventory step-up (acquired in January 2016) compared to $4.1 million expense recorded during the three months ended September 30, 2015 related to RAVICTI and BUPHENYL inventory step-up (acquired in May 2015).

Research and Development Expenses. Research and development expenses decreased $0.3 million to $12.8 million during the three months ended September 30, 2016, from $13.1 million during the three months ended September 30, 2015. The decrease in research and development expenses during the three months ended September 30, 2016 was primarily associated with a decrease of $2.2 million in acquisition-related research and development expenses offset by increases in employee and other costs of $1.9 million. During the fourth quarter of 2016, we anticipate investing additional amounts in clinical development, regulatory and commercial functions for a potential launch of ACTIMMUNE for FA. We expect to have top-line results from the STEADFAST study in late December 2016.

Sales and Marketing Expenses. Sales and marketing expenses increased $20.6 million to $72.6 million during three months ended September 30, 2016, from $52.0 million during the three months ended September 30, 2015. The increase in sales and marketing expenses was in line with the significant growth in gross sales and an increase in the number of sales representatives over the same period last year. The increase was primarily attributable to an increase of $11.5 million in employee costs and an increase of $9.6 million in marketing and commercialization expenses, offset by a decrease of $0.5 million in expenses relating to the distribution of medicine samples. As of September 30, 2016, we had approximately 470 sales representatives, a decrease from approximately 500 sales representatives as of June 30, 2016, and this is not expected to be a continuing trend. During the fourth quarter of 2016, we anticipate investing additional amounts in expanding our managed care organization to account for a broader contracting strategy with PBMs and payers, including the addition of national and regional account managers expected to provide long-term durability to our primary care medicines. Additionally, during the fourth quarter of 2016, we anticipate investing in marketing, medical education and commercial infrastructure to support long-term growth of KRYSTEXXA, including new patient access managers to focus on account support of additional KRYSTEXXA treatment sites.

General and Administrative Expenses. General and administrative expenses increased $5.0 million to $59.5 million during the three months ended September 30, 2016, from $54.5 million during the three months ended September 30, 2015. The increase was primarily attributable to an increase of $2.8 million in share-based compensation expenses and $9.4 million related to our growth in headcount and operating costs following the Crealta acquisition, offset by a decrease of $7.2 million in acquisition-related general and administrative expenses.

Interest Expense, Net. Interest expense, net, decreased $1.2 million to $19.1 million during the three months ended September 30, 2016, from $20.3 million during the three months ended September 30, 2015. The decrease was primarily due to a decrease in amortization of debt discount during the three months ended September 30, 2016.

Other Income (Expense) net. Other income (expense), net during the three months ended September 30, 2016 was primarily related to the release of a contingent liability of $6.9 million which was recorded as part of acquisition accounting for Crealta. In December 2015, it was considered probable that the manufacture of the active pharmaceutical ingredient, or API, for KRYSTEXXA would be moved out of Israel based on a notice of termination provided by its contract manufacturer, therefore triggering a repayment obligation to Israel’s Office of the Chief Scientist. As a result, Crealta recorded a charge of $6.9 million to cost of goods sold and a corresponding reserve to non-current liabilities. This reserve was then recorded in “Other non-current liabilities” as part of the acquisition accounting for Crealta. Following the execution of an amendment to our agreement with such contract manufacturer and our subsequent determination that the manufacture of the KRYSTEXXA API would not be moved outside of Israel, the contingent liability was released to “Other income (expense)” during the three months ended September 30, 2016.

(Benefit) expense for Income Taxes. During the three months ended September 30, 2016, we recorded a benefit for income taxes of $27.7 million compared to an expense of $22.0 million during the three months ended September 30, 2015. The benefit for income taxes during the three months ended September 30, 2016 was primarily attributable to pre-tax losses incurred in higher tax rate jurisdictions which exceeded pre-tax income in lower tax rate jurisdictions as well as the tax impact of certain discrete factors and events, including the tax benefit recorded as a result of the $65.0 million litigation settlement with Express Scripts.

Comparison of Nine Months Ended September 30, 2016 and 2015

The table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

	For the Nine Months Ended September 30,		Increase /
	2016	2015	(Decrease)
	(in thousands)
Net sales	$670,770	$512,506	$158,264
Cost of goods sold	243,520	151,929	91,591
Gross profit	427,250	360,577	66,673
Operating expenses:
Research and development	36,746	28,176	8,570
Sales and marketing	227,697	157,092	70,605
General and administrative	179,866	157,986	21,880
Total operating expenses	444,309	343,254	101,055
Operating (loss) income	(17,059)	17,323	(34,382)
Other income (expense), net:
Interest expense, net	(57,752)	(49,780)	7,972
Foreign exchange loss	(266)	(1,010)	(744)
Loss on induced conversion of debt and debt extinguishment	—	(77,624)	(77,624)
Other income (expense), net	6,839	(10,159)	(16,998)
Total other income (expense), net	(51,179)	(138,573)	(87,394)
Loss before benefit for income taxes	(68,238)	(121,250)	(53,012)
Benefit for income taxes	(31,946)	(136,788)	(104,842)
Net (loss) income	$(36,292)	$15,538	$51,830

Net sales. Net sales increased $158.3 million, or 30.9%, to $670.8 million during the nine months ended September 30, 2016, from $512.5 million during the nine months ended September 30, 2015. Excluding the $65.0 million settlement with Express Scripts, as discussed further below, non-GAAP adjusted net sales increased by $223.3 million, or 43.6%, from the same nine month period in the prior year.

The following table presents a summary of total net sales attributed to geographic sources for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$660,608	98%	$505,230	99%
Rest of world	10,162	2%	7,276	1%
Total Net Sales	$670,770		$512,506

The following table reflects the components of net sales for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Change	Change
	2016	2015	$	%
	(in thousands)
PENNSAID 2%	$207,857	$91,583	$116,274	127%
DUEXIS	122,780	129,981	(7,201)	(6%)
RAVICTI	118,599	52,420	66,179	126%
VIMOVO	89,710	119,628	(29,918)	(25%)
ACTIMMUNE	80,465	79,369	1,096	1%
KRYSTEXXA	61,570	—	61,570	*
RAYOS	36,062	29,191	6,871	24%
BUPHENYL	12,134	7,822	4,312	55%
LODOTRA	3,397	2,512	885	35%
MIGERGOT	3,196	—	3,196	*
Litigation settlement	(65,000)	—	(65,000)	*
Total Net Sales	$670,770	$512,506	$158,264	31%

*	Percentage change is not meaningful.

The increase in net sales during the nine months ended September 30, 2016 was primarily due to the growth in net sales of PENNSAID 2%, the full-period recognition of RAVICTI sales in 2016, compared to a partial period recognition in 2015 following the acquisition of Hyperion in May 2015, and the recognition of KRYSTEXXA sales following the acquisition of Crealta in January 2016, offset by the $65.0 million litigation settlement with Express Scripts along with lower net sales of VIMOVO and DUEXIS.

PENNSAID 2%. Net sales increased $116.3 million, or 127%, to $207.9 million during the nine months ended September 30, 2016, from $91.6 million during the nine months ended September 30, 2015. Net sales increased by approximately $65.8 million resulting from prescription volume growth and approximately $50.5 million due to higher net pricing.

DUEXIS. Net sales decreased $7.2 million, or 6%, to $122.8 million during the nine months ended September 30, 2016, from $130.0 million during the nine months ended September 30, 2015. Net sales decreased by approximately $48.7 million due to lower net pricing resulting from higher co-pay and other patient assistance, offset by an increase of approximately $41.5 million resulting from prescription volume growth.

RAVICTI. Net sales increased $66.2 million, or 126%, to $118.6 million during the nine months ended September 30, 2016, from $52.4 million during the nine months ended September 30, 2015. We began recognizing RAVICTI sales following the closing of the Hyperion acquisition on May 7, 2015, therefore only a partial period of RAVICTI sales were recognized during the nine months ended September 30, 2015, compared with full-period recognition of sales during the nine months ended September 30, 2016.

VIMOVO. Net sales decreased $29.9 million, or 25%, to $89.7 million during the nine months ended September 30, 2016, from $119.6 million during the nine months ended September 30, 2015. Net sales decreased by approximately $35.8 million due to lower net pricing resulting from higher co-pay and other patient assistance, offset by an increase of approximately $5.9 million resulting from prescription volume growth.

ACTIMMUNE. Net sales increased $1.1 million, or 1%, to $80.5 million during the nine months ended September 30, 2016, from $79.4 million during the nine months ended September 30, 2015. Net sales increased by approximately $8.5 million due to higher net pricing, offset by a decrease of approximately $7.4 million resulting from prescription volume decreases.

KRYSTEXXA. Net sales were $61.6 million during the nine months ended September 30, 2016. We began recognizing KRYSTEXXA sales following the acquisition of Crealta in January 2016.

RAYOS. Net sales increased $6.9 million, or 24%, to $36.1 million during the nine months ended September 30, 2016, from $29.2 million during the nine months ended September 30, 2015. Net sales increased by approximately $8.4 million resulting from prescription volume growth, offset by a decrease of approximately $1.5 million due to lower net pricing resulting from higher co-pay and other patient assistance.

BUPHENYL. Net sales increased $4.3 million, or 55%, to $12.1 million during the nine months ended September 30, 2016, from $7.8 million during the nine months ended September 30, 2015. We began recognizing BUPHENYL sales following the closing of the Hyperion acquisition on May 7, 2015, therefore only a partial period of BUPHENYL sales were recognized during the nine months ended September 30, 2015, compared with full-period recognition of sales during the nine months ended September 30, 2016.

LODOTRA. Net sales increased $0.9 million, or 35%, to $3.4 million during the nine months ended September 30, 2016, from $2.5 million during the nine months ended September 30, 2015. The increase was the result of increased medicine shipments to our European distribution partner, Mundipharma. LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

MIGERGOT. Net sales were $3.2 million during the nine months ended September 30, 2016. We began recognizing MIGERGOT sales following the acquisition of Crealta in January 2016.

In September 2016, we entered into a settlement agreement and mutual release with Express Scripts pursuant to which we and Express Scripts were released from any and all claims relating to our then ongoing litigation without admitting any fault or wrongdoing and we agreed to pay Express Scripts $65.0 million. This settlement has been accounted for as a reduction of “net sales” in the condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2016.

The table below reconciles our gross to net sales for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Amount	% of Gross Sales	Amount	% of Gross Sales

Gross sales	$2,350.5	100.0%	$1,378.3	100.0%
Adjustments to gross sales:
Prompt pay discounts	(46.8)	(2.0)%	(26.8)	(1.9)%
Medicine returns	(9.3)	(0.4)%	(11.6)	(0.8)%
Co-pay and other patient assistance	(1,275.2)	(54.3)%	(673.5)	(48.9)%
Wholesaler fees and commercial rebates	(85.0)	(3.6)%	(44.3)	(3.2)%
Government rebates and chargebacks	(198.4)	(8.4)%	(109.6)	(8.0)%
Litigation settlement	(65.0)	(2.8)%	—	—
Total adjustments	(1,679.7)	(71.5)%	(865.8)	(62.8)%
Net sales	$670.8	28.5%	$512.5	37.2%

During the nine months ended September 30, 2016, co-pay and other patient assistance, as a percentage of gross sales, increased to 54.3% from 48.9% during the nine months ended September 30, 2015. The increase was primarily due to the rollout of our HorizonCares program to all sales territories which helped ensure patient access to our medicines in the face of increased control by certain PBMs and payers. During the nine months ended September 30, 2016, we recorded a net expense reduction of $4.2 million in accrued wholesaler fees and commercial rebates and government rebates and chargebacks resulting from the receipt of lower than estimated invoices related to the year ended December 31, 2015.

Cost of Goods Sold. Cost of goods sold increased $91.6 million to $243.5 million during the nine months ended September 30, 2016, from $151.9 million during the nine months ended September 30, 2015. As a percentage of net sales, cost of goods sold was 36.3% during the nine months ended September 30, 2016 compared to 29.6% during the nine months ended September 30, 2015. The increase in costs of goods as a percentage of net sales was due to a decrease in net sales in the nine months ended September 30, 2016 as a result of a settlement with Express Scripts. The increase in cost of goods sold was primarily attributable to an increase in intangible amortization expense of $60.0 million, a $17.2 million increase in inventory step-up amortization, higher royalty accretion expense of $15.2 million and a $13.5 million increase in medicine costs associated with higher sales, offset by a decrease related to the remeasurement of royalties acquired through business combinations of $14.3 million, recorded during the nine months ended September 30, 2015.

The increase in intangible amortization of $60.0 million during the nine months ended September 30, 2016 compared to the prior year period was due to a $33.9 million increase in amortization expense related to RAVICTI and BUPHENYL intangible assets (acquired in May 2015) and $26.1 million amortization of developed technology related to KRYSTEXXA and MIGERGOT (acquired in January 2016).

The increase in inventory step-up amortization of $17.2 million during the nine months ended September 30, 2016 compared to the prior year period was due to $27.9 million recorded during the nine months ended September 30, 2016 related to KRYSTEXXA and MIGERGOT inventory step-up (acquired in January 2016) compared to $7.5 million recorded during the nine months ended September 30, 2015 related to RAVICTI and BUPHENYL inventory step-up (acquired in May 2015) and $3.2 million related to ACTIMMUNE inventory step-up (acquired in September 2014).

Research and Development Expenses. Research and development expenses increased $8.6 million to $36.8 million during the nine months ended September 30, 2016, from $28.2 million during the nine months ended September 30, 2015. The increase in research and development expenses during the nine months ended September 30, 2016 was primarily associated with an increase of $4.1 million in employee costs, including an increase of $2.1 million in share-based compensation to research and development employees, an increase of $2.8 million in general research and development costs, an increase of $1.4 million in regulatory submission fees and a $2.0 million upfront fee paid for a license of a patent, offset by a decrease of $1.7 million in acquisition-related research and development expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased $70.6 million to $227.7 million during nine months ended September 30, 2016, from $157.1 million during the nine months ended September 30, 2015. The increase in sales and marketing expenses was in line with the significant growth in gross sales and an increase in the number of sales representatives over the same period and was primarily attributable to an increase of $36.1 million in employee costs, including $3.7 million related to share-based compensation resulting from increased staffing of our field sales force, an increase of $31.2 million in marketing and commercialization expenses and an increase of $3.3 million in expenses relating to the distribution of medicine samples.

General and Administrative Expenses. General and administrative expenses increased $21.9 million to $179.9 million during the nine months ended September 30, 2016, from $158.0 million during the nine months ended September 30, 2015. The increase was attributable to $21.3 million of share-based compensation expense, $37.7 million related to our growth in headcount and operating costs following the Hyperion and Crealta acquisitions, offset by a decrease of $37.1 million in acquisition-related general and administrative expenses.

Interest Expense, Net. Interest expense, net, increased $8.0 million to $57.8 million during the nine months ended September 30, 2016, from $49.8 million during the nine months ended September 30, 2015. The increased interest expense, net, was primarily due to full-period recognition during the nine months ended September 30, 2016 of the interest on higher borrowings to fund the acquisition of Hyperion in May 2015, including our $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, six-year $400.0 million term loan facility, or the 2015 Term Loan Facility, and $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes, as compared to partial period recognition of the interest on these borrowings during the nine months ended September 30, 2015 and our lower prior year borrowings under our prior five-year $300.0 million term loan facility, or 2014 Term Loan Facility.

Loss on Induced Conversion of Debt and Debt Extinguishment. The loss on induced conversion of debt and debt extinguishment during the nine months ended September 30, 2015 of $77.6 million was composed of $20.7 million related to the induced conversions of our 5.00% Convertible Senior Notes due 2018, or Convertible Senior Notes, and $56.9 million related to the extinguishment of the 2014 Term Loan Facility. The loss on induced conversions consisted of $10.0 million for cash inducement payments, a $10.1 million charge for the extinguishment of debt and $0.6 million of expenses. The loss on extinguishment of the 2014 Term Loan Facility consisted of a $45.4 million early redemption premium and an $11.5 million charge for the extinguishment of debt.

Other Income (Expense) net. Other income (expense), net during the nine months ended September 30, 2016 was primarily related to the release of a contingent liability of $6.9 million which was recorded as part of acquisition accounting for Crealta. In December 2015, it was considered probable that the manufacture of the API for KRYSTEXXA would be moved out of Israel based on a notice of termination provided by its contract manufacturer, therefore triggering a repayment obligation to Israel’s Office of the Chief Scientist. As a result, Crealta recorded a charge of $6.9 million to cost of goods sold and a corresponding reserve to non-current liabilities. This reserve was then recorded in “Other non-current liabilities” as part of the acquisition accounting for Crealta. Following the execution of an amendment to our agreement with such contract manufacturer and our subsequent determination that the manufacture of the KRYSTEXXA API would not be moved outside of Israel, the contingent liability was released to “Other income (expense)” during the nine months ended September 30, 2016. Other income (expense), net during the nine months ended September 30, 2015 totaled $10.2 million, which primarily related to the fees for the Hyperion acquisition financing commitment.

Benefit for Income Taxes. During the nine months ended September 30, 2016, we recorded a benefit for income taxes of $31.9 million compared to $136.8 million during the nine months ended September 30, 2015. The benefit for income taxes during the nine months ended September 30, 2016 was primarily attributable to pre-tax losses incurred in higher tax rate jurisdictions which exceeded pre-tax income in lower tax rate jurisdictions. In addition, during the nine months ended September 30, 2016, we recognized certain discrete items which contributed to the overall tax benefit recognized, including the tax benefit recorded as a result of the $65.0 million litigation settlement with Express Scripts. The benefit for income taxes during the nine months ended September 30, 2015 was primarily attributable to the release of $105.1 million in valuation allowances in the United States due to the recognition of significant deferred tax liabilities as a result of the Hyperion acquisition.

NON-GAAP FINANCIAL MEASURES

EBITDA, or earnings before interest, taxes, depreciation and amortization, and adjusted EBITDA are used and provided by us as non-GAAP financial measures. We provide certain other financial measures such as non-GAAP adjusted net sales, non-GAAP net income and non-GAAP earnings per share which include adjustments to GAAP figures. The exclusion of the $65.0 million litigation settlement from GAAP net sales is the only adjustment reflected in non-GAAP adjusted net sales for the three and nine months ended September 30, 2016. Adjusted EBITDA and non-GAAP net income are intended to provide additional information on our performance, operations and profitability. Adjustments to our GAAP figures as well as EBITDA exclude acquisition-related expenses, an upfront fee for a license of a patent, the Express Scripts litigation settlement amount and loss on debt extinguishment, as well as non-cash items such as share-based compensation, inventory step-up, depreciation and amortization, remeasurement of royalties for medicines acquired through business combinations, royalty accretion, non-cash interest expense, the reversal of a pre-acquisition reserve upon the signing of a contract and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures. We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical and expected 2016 financial results and trends and to facilitate comparisons between periods and with respect to projected information. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Beginning in the second quarter of 2016, we modified the method of calculating non-GAAP income tax expense to align with guidance issued by the SEC on May 17, 2016. The new methodology calculates the income tax component of non-GAAP net income for each period by adjusting the GAAP tax expense (benefit) for the estimated tax impact of each non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment. This new methodology does not reflect any use of net operating loss carryforwards that we potentially may have been able to use if our actual earnings for these periods had been the non-GAAP net income. Previously, we had calculated the income tax component of non-GAAP net income by using the estimated cash taxes that we expected to pay for the period. The non-GAAP net income and diluted net income per share amounts shown in the GAAP to non-GAAP reconciliation tables below are based on the new methodology.

Reconciliations of reported GAAP net sales to non-GAAP adjusted net sales, reported GAAP net (loss) income to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, are as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP Net Sales	$208,702	$226,544	$670,770	$512,506
Litigation settlement	65,000	—	65,000	—
Non-GAAP Adjusted Net Sales	$273,702	$226,544	$735,770	$512,506

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP Net (Loss) Income	$(5,870)	$3,277	$(36,292)	$15,538
Depreciation	1,183	1,578	3,266	2,808
Amortization and accretion:
Intangible amortization expense	50,757	41,707	151,199	91,217
Amortization of deferred revenue	(212)	(490)	(631)	(753)
Accretion of royalty liabilities	9,734	6,551	28,762	13,571
Amortization of inventory step-up adjustment	11,305	4,140	27,853	10,635
Interest expense, net (including amortization of debt discount and deferred financing costs)	19,066	20,300	57,752	49,780
(Benefit) expense for income taxes	(27,747)	21,979	(31,946)	(136,788)
EBITDA	58,216	99,042	199,963	46,008
Non-GAAP adjustments:
Remeasurement of royalties for medicines acquired through business combinations	—	—	—	14,277
Acquisition-related costs	5,159	14,498	16,456	64,841
Upfront fee for license of global patent	—	—	2,000	—
Loss on induced conversion of debt and debt extinguishment	—	—	—	77,624
Share-based compensation	29,312	26,457	84,921	57,796
Royalties for medicines acquired through business combinations (1)	(9,564)	(8,854)	(27,159)	(20,890)
Litigation settlement	65,000	—	65,000	—
Reversal of pre-acquisition reserve upon signing of contract	(6,900)	—	(6,900)	—
Total of non-GAAP adjustments	83,007	32,101	134,318	193,648
Adjusted EBITDA	$141,223	$131,143	$334,281	$239,656

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP Net (Loss) Income	$(5,870)	$3,277	$(36,292)	$15,538
Non-GAAP Adjustments:
Remeasurement of royalties for medicines acquired through business combinations	—	—	—	14,277
Acquisition-related costs	5,159	14,498	16,456	64,841
Upfront fee for license of global patent	—	—	2,000	—
Loss on induced conversion of debt and debt extinguishment	—	—	—	77,624
Amortization and accretion:
Intangible amortization expense	50,757	41,707	151,199	91,217
Amortization of debt discount and deferred financing costs	4,537	5,480	13,469	13,328
Accretion of royalty liabilities	9,734	6,551	28,762	13,571
Amortization of inventory step-up adjustment	11,305	4,140	27,853	10,635
Share-based compensation	29,312	26,457	84,921	57,796
Depreciation expense	1,183	1,578	3,266	2,808
Royalties for medicines acquired through business combinations (1)	(9,564)	(8,854)	(27,159)	(20,890)
Litigation settlement	65,000	—	65,000	—
Reversal of pre-acquisition reserve upon signing of contract	(6,900)	—	(6,900)	—
Total pre-tax non-GAAP adjustments	160,523	91,557	358,867	325,207
Income tax effect of pre-tax non-GAAP adjustments (2)	(39,180)	(25,018)	(74,518)	(84,218)
Other non-GAAP income tax adjustments (3)	—	—	—	(105,133)
Total non-GAAP adjustments	121,343	66,539	284,349	135,856
Non-GAAP Net Income	$115,473	$69,816	$248,057	$151,394

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	161,038,827	159,035,580	160,472,530	145,208,252

Non-GAAP Earnings Per Share – Basic
GAAP (loss) earnings per share – Basic	$(0.04)	$0.02	$(0.23)	$0.11
Non-GAAP adjustments	0.76	0.42	1.78	0.93
Non-GAAP earnings per share – Basic	$0.72	$0.44	$1.55	$1.04

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	161,038,827	159,035,580	160,472,530	145,208,252
Ordinary share equivalents	3,868,212	7,795,220	3,763,984	8,797,419
Weighted average ordinary shares – Diluted	164,907,039	166,830,800	164,236,514	154,005,671

Non-GAAP Earnings Per Share – Diluted
GAAP (loss) earnings per share – Diluted	$(0.04)	$0.02	$(0.23)	$0.10
Non-GAAP adjustments	0.75	0.40	1.77	0.88
Diluted earnings per share effect of ordinary share equivalents	(0.01)	—	(0.03)	—
Non-GAAP earnings per share – Diluted	$0.70	$0.42	$1.51	$0.98

(1)	Royalties for medicines acquired through business combinations relate to ACTIMMUNE, BUPHENYL, KRYSTEXXA, MIGERGOT, RAVICTI and VIMOVO.
(2)	Adjustment to the GAAP tax (benefit) expense for the estimated tax impact of each non-GAAP adjustment based on the statutory tax rate of the applicable jurisdictions for each non-GAAP adjustment.
(3)	Other non-GAAP income tax adjustments in the nine months ended September 30, 2015 of $105.1 million related to the release of certain valuation allowances in connection with the Hyperion acquisition.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of September 30, 2016, we had an accumulated deficit of $717.5 million. We expect that our sales and marketing expenses will continue to increase as a result of our commercialization of our medicines, but we believe these cost increases will be more than offset by higher net sales and gross profits. We achieved operating profitability in the year ended December 31, 2015. While we have incurred operating losses of $21.3 million and $17.1 million for the three and nine months ended September 30, 2016, respectively, excluding the non-recurring $65.0 million litigation settlement with Express Scripts during the three months ended September 30, 2016, we achieved operating profitability during such periods and we expect our current operations to continue to achieve operating profitability in 2016, absent unusual or non-recurring items.

Our cash position as of September 30, 2016 does not reflect our use of approximately $207.6 million of cash on hand to fund our acquisition of Raptor on October 25, 2016.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several quarters. As of September 30, 2016, we had $549.3 million in cash and cash equivalents and total debt with a book value of $1,147.2 million and face value of $1,270.0 million. We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next 12 months. Part of our strategy is to expand and leverage our commercial capabilities by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. To the extent we enter into transactions to acquire medicines or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings.

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

On March 13, 2015, Horizon Pharma Investment Limited, a wholly owned subsidiary of Horizon Pharma plc, or Horizon Investment, completed a private placement of $400.0 million aggregate principal amount of Exchangeable Senior Notes to several investment banks acting as initial purchasers who subsequently resold the Exchangeable Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act. The net proceeds from the offering of the Exchangeable Senior Notes were approximately $387.2 million, after deducting the initial purchasers’ discount and offering expenses payable by Horizon Investment.

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

On April 29, 2015, Horizon Pharma Financing Inc., our then wholly owned subsidiary, or Horizon Financing, completed a private placement of $475.0 million aggregate principal amount of 2023 Senior Notes to certain investment banks acting as initial purchasers who subsequently resold the 2023 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act and in offshore transactions to non-U.S. Persons in reliance on Regulation S under the Securities Act. The net proceeds from the 2023 Senior Notes were approximately $462.3 million.

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

On May 7, 2015, we, HPI, and certain of our subsidiaries entered into a credit agreement with Citibank N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto, or, as amended, the credit agreement, providing for (i) the six-year $400.0 million 2015 Term Loan Facility; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder, or the 2015 Senior Secured Credit Facility. The initial borrower under the 2015 Term Loan Facility is HPI. The credit agreement allows for us and certain of our other subsidiaries to become borrowers under the accordion or refinancing facilities. Until October 25, 2016, loans under the 2015 Term Loan Facility bore interest, at each borrower’s option, at a rate equal to either the London Inter-Bank Offer Rate, or LIBOR, plus an applicable margin of 3.50% per year (subject to a 1.0% LIBOR floor), or the adjusted base rate plus 2.50%. The issuance of the Incremental Loans (as defined below) resulted in an increase of the interest rate applicable to the loans under the 2015 Term Loan Facility, as of October 25, 2016, to LIBOR plus an applicable margin of 4.00% per year (subject to a 1.0% LIBOR floor), or the adjusted base rate plus 3.00%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus ½ of 1% and (d) 2%. We borrowed the full $400.0 million available under the 2015 Term Loan Facility on May 7, 2015 as a LIBOR-based borrowing. The net proceeds from the 2015 Term Loan Facility were approximately $391.7 million.

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

On October 25, 2016, HPI and Horizon Pharma USA, Inc., our wholly-owned subsidiary, or HPUSA, and, together with HPI, the 2024 Issuers, completed a private placement of $300.0 million aggregate principal amount of 2024 Senior Notes to certain investment banks acting as initial purchasers who subsequently resold the 2024 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act.

The 2024 Senior Notes are the 2024 Issuers’ general unsecured senior obligations and we and all of our direct and indirect subsidiaries that are guarantors under the 2015 Senior Secured Credit Facility and the 2016 Incremental Loan Facility (as defined below) fully and unconditionally guaranteed on a senior unsecured basis the 2024 Issuers’ obligations under the 2024 Senior Notes.

The 2024 Senior Notes accrue interest at an annual rate of 8.75% payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2017. The 2024 Senior Notes will mature on November 1, 2024, unless earlier exchanged, repurchased or redeemed.

Except as described below, the 2024 Senior Notes may not be redeemed before November 1, 2019. Thereafter, some or all of the 2024 Senior Notes may be redeemed at any time at specified redemption prices, plus accrued and unpaid interest to the redemption date. At any time prior to November 1, 2019, some or all of the 2024 Senior Notes may be redeemed at a price equal to 100% of the aggregate principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the redemption date. Also prior to November 1, 2019, up to 35% of the aggregate principal amount of the 2024 Senior Notes may be redeemed at a redemption price of 108.75% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net proceeds of certain equity offerings. In addition, the 2024 Senior Notes may be redeemed in whole but not in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, if on the next date on which any amount would be payable in respect of the 2024 Senior Notes, the 2024 Issuers or any guarantor is or would be required to pay additional amounts as a result of certain tax-related events.

If we undergo a change of control, the 2024 Issuers will be required to make an offer to purchase all of the 2024 Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the repurchase date. If we or certain of our subsidiaries engage in certain asset sales, the 2024 Issuers will be required under certain circumstances to make an offer to purchase the 2024 Senior Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date.

On October 25, 2016, HPI and HPUSA, together, in such capacity, the Incremental Borrowers, entered into an amendment to the credit agreement, or the 2016 Amendment, with Citibank, N.A., as administrative and collateral agent, and Bank of America, N.A., as the incremental B-1 lender thereunder, pursuant to which the Incremental Borrowers borrowed $375.0 million aggregate principal amount of loans, or the 2016 Incremental Loan Facility. The 2016 Incremental Loan Facility was incurred as a separate class of term loans under the credit agreement with the same terms of loans under the 2015 Term Loan Facility, except as described below.

Loans under the 2016 Incremental Loan Facility bear interest, at each Incremental Borrowers’ option, at a rate equal to either LIBOR plus an applicable margin of 4.50% per year (subject to a LIBOR floor of 1.0%), or the adjusted base rate plus 3.50%. The terms of the loans under the 2015 Term Loan Facility, or the 2015 Loans, provided for an amendment such that the effective yield of the 2015 Loans would not be less than the effective yield of the loans under the 2016 Incremental Loan Facility, or the Incremental Loans, minus 0.50%. Consequently, the issuance of the Incremental Loans resulted in an increase of the interest rate applicable to the 2015 Loans, as of October 25, 2016, to LIBOR plus 4.00%, subject to a LIBOR floor of 1.0% (an initial interest rate of 5.00%). Borrowers under the credit agreement are permitted to make voluntary prepayments of the loans under the credit agreement at any time without payment of a premium, except that with respect to the Incremental Loans, a 1% premium will apply to a repayment of the Incremental Loans in connection with a re-pricing of, or any amendment to the credit agreement in a re-pricing of, such loans effected on or prior to the date that is twelve months following October 25, 2016.

We used the net proceeds of the offering of the 2024 Senior Notes, borrowings under the 2016 Incremental Facility and existing cash to fund our acquisition of Raptor, plus the related fees and expenses in connection with the foregoing.

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

In addition, the indentures governing the 2024 Senior Notes and 2023 Senior Notes and the credit agreement related to the 2015 Senior Secured Credit Facility and 2016 Incremental Facility impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales or merger transactions, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries; and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

During the nine months ended September 30, 2016, we issued an aggregate of:

•	496,012 ordinary shares in connection with the exercise of stock options and received $3.4 million in proceeds;
•	619,696 ordinary shares in net settlement of vested restricted stock units;
•	13,584 ordinary shares in net settlement of vested performance stock units; and
•	261,780 ordinary shares pursuant to employee stock purchase plans and received $3.2 million in proceeds.

During the nine months ended September 30, 2016, warrants to purchase an aggregate of 207,110 of our ordinary shares were exercised in cashless exercises, resulting in the issuance of 161,259 ordinary shares. As of September 30, 2016, there were outstanding warrants to purchase 1,374,410 of our ordinary shares.

During the nine months ended September 30, 2016, we made payments of $5.3 million for employee withholding taxes relating to share-based awards.

In May 2016, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to 5,000,000 of our ordinary shares. The timing and amount of repurchases, including whether we decide to repurchase any shares pursuant to the authorization, will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, our cash resources, restrictions under our credit agreement, and market conditions. As of September 30, 2016, we had not purchased any of our ordinary shares under this repurchase program.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows as of and for the nine months ended September 30, 2016 and 2015 (in thousands):

	2016	2015
Cash and cash equivalents	$549,303	$684,286
Cash provided by (used in):
Operating activities	230,271	59,228
Investing activities	(538,432)	(1,034,187)
Financing activities	(1,690)	1,440,587

Operating Cash Flows

During the nine months ended September 30, 2016, net cash provided by operating activities was $230.3 million compared to $59.2 million during the nine months ended September 30, 2015. The increase in net cash provided by operating activities was primarily attributable to higher cash collections from accounts receivable balances as a result of an increase in sales of medicines, partially offset by higher cash outlays for contractual allowances, patient access programs and government rebates and chargebacks. The payment of the $65.0 million litigation settlement with Express Scripts was not made during the nine months ended September 30, 2016 and therefore had no impact on operating cash flows. This settlement amount will be paid to Express Scripts in installments, with 50 percent of the installment due in the fourth quarter of 2016, 25 percent in the first quarter of 2017 and 25 percent in the second quarter of 2017.

Cash provided by operating activities was negatively impacted during the nine months ended September 30, 2016 due to cash payments of $39.5 million for interest payments made on our 2015 Term Loan Facility, 2023 Senior Notes and Exchangeable Senior Notes, $27.5 million for costs related to acquisitions, $18.5 million of cash paid for income taxes and $2.0 million of cash paid for an upfront fee for a license of a global patent. During the nine months ended September 30, 2015, we made cash payments of $55.4 million for induced conversions and debt extinguishment and related expenses, $49.2 million for costs related to acquisitions, $21.4 million for interest payments, $11.2 million for employee and director-related excise taxes due to the Vidara Merger, $9.0 million for fees relating to a debt commitment and $1.9 million for income taxes.

Investing Cash Flows

During the nine months ended September 30, 2016 and 2015, net cash used in investing activities was $538.4 million and $1,034.2 million, respectively. The net cash used in investing activities during the nine months ended September 30, 2016 was primarily associated with $514.8 million of payments for the acquisition of Crealta, net of cash acquired, a $5.6 million (€5.0 million) initial payment for certain intellectual property rights to interferon gamma-1b for the treatment of FA and $14.6 million of payments for purchases of property and equipment. The net cash used in investing activities during the nine months ended September 30, 2015 was primarily associated with payments for the acquisition of Hyperion in May 2015 of $1,022.4 million, net of cash acquired, and payments of $71.8 million for purchases of long-term investments, offset by $64.6 million in proceeds from the liquidation of available-for-sale investments.

Financing Cash Flows

During the nine months ended September 30, 2016, net cash used in financing activities was $1.7 million compared to net cash provided by financing activities of $1,440.6 million during the nine months ended September 30, 2015. The decrease in net cash provided by financing activities during the nine months ended September 30, 2016 was primarily attributable to the absence of any new financings being completed during the nine months ended September 30, 2016, as the financings to fund the acquisition of Raptor did not close until October 25, 2016. Net cash provided by financing activities during the nine months ended September 30, 2015 was primarily attributable to $475.6 million of net proceeds from the 2015 Offering, $462.3 million of net proceeds from the issuance of the 2023 Senior Notes, $391.5 million of net proceeds from the 2015 Term Loan Facility, $387.2 million of net proceeds received from borrowings under the Exchangeable Senior Notes, and was negatively impacted by the repayment of $297.0 million and $1.0 million of the 2014 Term Loan Facility and 2015 Term Loan Facility, respectively.

Financial Condition as of September 30, 2016 compared to December 31, 2015

Accounts receivable, net. Accounts receivable, net, increased $152.5 million, from $210.4 million as of December 31, 2015 to $362.9 million as of September 30, 2016. The increase is due to growth in gross sales of our medicines, from December 2015 to September 2016.

Inventories, net. Inventories, net, increased $143.8 million, from $18.4 million as of December 31, 2015 to $162.2 million as of September 30, 2016. This increase is primarily due to $134.0 million of stepped-up KRYSTEXXA and MIGERGOT inventory at September 30, 2016 recorded as a result of the Crealta acquisition in January 2016.

Prepaid expenses and other current assets. Prepaid expenses and other current assets increased $22.2 million, from $15.9 million as of December 31, 2015 to $38.1 million as of September 30, 2016. The increase is primarily due to $13.4 million of quarterly estimated income tax installments paid as of September 30, 2016, an increase of $4.0 million in medicine samples inventory and an additional $2.0 million of rabbi trust assets held at September 30, 2016.

Developed technology, net. Developed technology, net, increased $268.1 million, from $1,609.1 million as of December 31, 2015 to $1,877.2 million as of September 30, 2016. The increase is due to $418.7 million of KRYSTEXXA and MIGERGOT developed technology acquired in the Crealta acquisition, offset by amortization of developed technology on our medicines acquired through acquisitions of $150.6 million during the nine months ended September 30, 2016.

Other assets. Other assets increased $6.0 million, from $0.2 million as of December 31, 2015 to $6.2 million as of September 30, 2016. This increase is primarily due to an upfront payment of $5.6 million (€5.0 million) to Boehringer Ingelheim International upon the signing of a definitive agreement to acquire worldwide rights to interferon gamma-1b.

Accounts payable. Accounts payable increased $49.1 million, from $16.6 million as of December 31, 2015 to $65.7 million as of September 30, 2016. This increase is primarily due to $42.5 million of trade discounts and rebates included within accounts payable as of September 30, 2016 and timing of payments.

Accrued expenses. Accrued expenses increased $57.5 million, from $100.0 million as of December 31, 2015 to $157.5 million as of September 30, 2016. This is due to an accrued litigation settlement amount of $65.0 million as of September 30, 2016, following the litigation settlement with Express Scripts, an increase of $8.5 million in consulting and professional services fee accruals, an increase of $5.6 million in accrued interest, offset by decreases in payroll-related accrued expenses of $12.2 million and other accrued expenses of $9.4 million.

Accrued trade discounts and rebates. Accrued trade discounts and rebates increased $84.4 million, from $183.8 million as of December 31, 2015 to $268.2 million as of September 30, 2016. This is due to a $59.0 million increase in accrued co-pay and other patient assistance, a $18.5 million increase in accrued government rebates and chargebacks and a $6.9 million increase in accrued wholesaler fees and commercial rebates. These increases are in line with the increase in gross sales during the period.

Accrued royalties, net of current. Accrued royalties, net of current, increased $46.1 million, from $123.5 million as of December 31, 2015 to $169.6 million as of September 30, 2016. This increase is primarily due to KRYSTEXXA and MIGERGOT contingent royalties of $47.9 million at September 30, 2016 as a result of the Crealta acquisition in January 2016.

Deferred tax liabilities, net. Deferred tax liabilities, net, decreased $17.8 million, from $113.4 million as of December 31, 2015 to $95.6 million as of September 30, 2016. The decrease was as a result of the tax benefit recorded in the condensed consolidated statement of comprehensive loss during the nine months ended September 30, 2016 and the correction of an error in the Hyperion pre-acquisition deferred tax calculation, as described in Note 3 “Business Acquisitions” in the notes to our condensed consolidated financial statements included in this report, offset by the recording of deferred tax liabilities in connection with the acquisition of Crealta in January 2016.

Other long-term liabilities. Other long-term liabilities increased $5.5 million, from $9.4 million as of December 31, 2015 to $14.9 million as of September 30, 2016. The increase is primarily due to an increase of $2.0 million in long-term deferred compensation plan liabilities and $1.7 million of increased tax liabilities.

Contractual Obligations

During the nine months ended September 30, 2016, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except for the changes described below.

On October 25, 2016, we completed a private placement of $300.0 million aggregate principal amount of the 2024 Senior Notes. The 2024 Senior Notes will accrue interest at an annual rate of 8.75% payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2017. The 2024 Senior Notes will mature on November 1, 2024, unless earlier exchanged, repurchased or redeemed.

On October 25, 2016, we entered into the 2016 Incremental Facility and the Incremental Borrowers borrowed the entire $375.0 million available under the 2016 Incremental Facility. Loans under the 2016 Incremental Loan Facility bear interest, at each Incremental Borrowers’ option, at a rate equal to either LIBOR plus an applicable margin of 4.50% per year (subject to a LIBOR floor of 1.0%), or the adjusted base rate plus 3.50%. The terms of the 2015 Term Loan Facility provided for an amendment such that the effective yield of the 2015 Term Loan Facility would not be less than the effective yield of the 2016 Incremental Loans minus 0.50%. Consequently, the issuance of the 2016 Incremental Loans resulted in an increase of the interest rate applicable to the 2015 Term Loan Facility, as of October 25, 2016, to LIBOR plus 4.00%, subject to a LIBOR floor of 1.0% (an initial interest rate of 5.00%). Thus, loans under the 2015 Term Loan Facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin of 4.00% per annum (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 3.00%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus ½ of 1% and (d) 2%.

In October 2016, we committed to purchase additional units of ACTIMMUNE from Boehringer Ingelheim in 2017 at a cost of $7.3 million. These additional units of ACTIMMUNE are intended to cover anticipated demand if the results of the STEADFAST study of ACTIMMUNE for the treatment of FA are successful and we subsequently receive U.S. marketing approval for FA. Top-line results from the study are expected in late December 2016, and if the trial is not successful, we may have excess ACTIMMUNE inventory and/or purchase commitments.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact a company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of our significant accounting policies is included in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our application of our critical accounting policies during the nine months ended September 30, 2016.

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

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the 2015 Term Loan Facility and our investment in money market accounts which bear a variable interest rate. The terms of the 2015 Term Loan Facility provided for an amendment such that the effective yield of the 2015 Term Loan Facility would not be less than the effective yield of the 2016 Incremental Loans minus 0.50%. Consequently, the issuance of the 2016 Incremental Loans resulted in an increase of the interest rate applicable to the 2015 Term Loan Facility, as of October 25, 2016, to LIBOR plus 4.00%, subject to a LIBOR floor of 1.0% (an initial interest rate of 5.00%). Thus, loans under the 2015 Term Loan Facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin of 4.00% per annum (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 3.00%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus ½ of 1% and (d) 2%. Since drawing the full $400.0 million available in May 2015, our borrowings had been based on LIBOR. Since current LIBOR rates are below the 1.0% LIBOR floor, the interest rate on our borrowings has been 5.00% per annum.

An increase in the LIBOR of 100 basis points above the 1.0% LIBOR floor would increase our interest expense related to the 2015 Term Loan Facility by $4.0 million per year.

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

Foreign Currency Risk. Our purchase cost of ACTIMMUNE under our contract with Boehringer Ingelheim RCV GmbH & Co. KG as well as our sales contracts relating to LODOTRA are principally denominated in Euros and are subject to foreign currency risk. We also incur certain operating expenses in currencies other than the U.S. dollar in relation to our Irish operations and foreign subsidiaries, including Horizon Pharma Switzerland GmbH; therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro. Following the acquisition of Raptor, we are subject to increased foreign currency risk for our operations in Europe due to an increased level of sales and operating expenses denominated in Euros. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had minimal impact on our results of operations and cash flows.

Inflation Risk. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. For the nine months ended September 30, 2016, our top five customers, AmerisourceBergen, Cardinal Health, Inc., CVS Health, McKesson Corporation and Rochester Drug Company accounted for approximately 85% of total consolidated gross sales. For the nine months ended September 30, 2015, our top five customers, American Specialty Pharmacy, Inc., AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation and Rochester Drug Company accounted for approximately 82% of total consolidated gross sales.

In addition, five customers, AmerisourceBergen, Cardinal Health, Inc., CVS Health, McKesson Corporation and Rochester Drug Company accounted for approximately 95% of our total outstanding accounts receivable balances at September 30, 2016. Five customers, American Specialty Pharmacy, Inc., AmerisourceBergen, Cardinal Health, Inc., McKesson Corporation and Rochester Drug also accounted for approximately 90% of our total outstanding accounts receivable balances at September 30, 2015. Historically, we have not experienced any significant losses related to our accounts receivable balances.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. We are in the process of implementing new enterprise resource planning software, SAP, as part of a plan to integrate and upgrade our systems and processes. The implementation of this global software is scheduled to continue in phases over a number of years. During the first nine months of 2016, we migrated certain areas of our business to SAP, including financial reporting, financial planning and analysis, supply chain and treasury. As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

During the three months ended September 30, 2016, other than continuing changes to our internal control processes resulting from new enterprise resource planning software, as discussed above, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

Our ability to generate revenues from our medicines is subject to attaining significant market acceptance among physicians, patients and healthcare payers.*

Our current medicines, and other medicines or medicine candidates that we may develop or acquire, may not attain market acceptance among physicians, patients, healthcare payers or the medical community. We have a limited history of commercializing medicines and most of our medicines have not been on the market for an extensive period of time, which subjects us to numerous risks as we attempt to increase our market share. We believe that the degree of market acceptance and our ability to generate revenues from our medicines will depend on a number of factors, including:

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

With respect to DUEXIS and VIMOVO, studies indicate that physicians do not commonly co-prescribe gastrointestinal, or GI, protective agents to high-risk patients taking nonsteroidal anti-inflammatory drugs, or NSAIDs. We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs regarding the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions. If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS and VIMOVO will be limited. Some physicians may also be reluctant to prescribe DUEXIS or VIMOVO due to the inability to vary the dose of ibuprofen and naproxen, respectively, or if they believe treatment with NSAIDs or GI protective agents other than those contained in DUEXIS and VIMOVO, including those of its competitors, would be more effective for their patients. With respect to each of DUEXIS, PENNSAID 2% w/w, or PENNSAID 2%, RAYOS/LODOTRA, VIMOVO and BUPHENYL, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers. With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to further penetrate this limited market and obtain marketing approval for additional indications. With respect to RAVICTI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI. With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales and marketing strategies and life cycle management, including studies designed to test reduction of immunogenicity in KRYSTEXXA which could expand the patient population and usage of KRYSTEXXA. With respect to MIGERGOT, our ability to sustain sales will depend on the management of inventory levels and the continued awareness of its benefits among physicians. With respect to PROCYSBI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation therapy to PROCYSBI, to identify additional patients with nephropathic cystinosis, and expand commercialization in Europe. Unless QUINSAIR is approved for marketing in additional countries, our ability to drive growth of this medicine will largely depend on expanding its use in Europe and Canada. If our current medicines or any other medicine that we may seek approval for or acquire fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

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

With respect to our orphan medicines, ACTIMMUNE, BUPHENYL, PROCYSBI, QUINSAIR and RAVICTI, and with respect to our rheumatology medicine KRYSTEXXA, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for label expansion and more effective use through clinical trials. In addition, our strategy with respect to ACTIMMUNE includes pursuing label expansion for additional indications, such as Friedreich’s ataxia, or FA, and price increases but we cannot be certain that our pricing strategy will not result in downward pressure on sales or that we will be able to successfully complete clinical trials and obtain regulatory approvals in additional indications. With respect to RAVICTI and PROCYSBI, our strategy includes accelerating the transition of patients from first-generation therapies, and increasing the diagnosis of the associated rare conditions through patient and physician outreach. Part of our success in our strategy for RAVICTI will also depend on obtaining approval of RAVICTI for the treatment of UCD in patients less than two years of age. On June 29, 2016, we submitted a supplemental new drug application, or sNDA, with the FDA for RAVICTI to expand the age range for chronic management of UCDs from two years of age and older to two months of age and older. Subject to positive data from on-going studies, we have targeted an sNDA submission in the first quarter of 2018 in relation to UCD patients during the first two months of life, however, we cannot guarantee that on-going studies will be positive or that we will be able to expand the labeling for RAVICTI on our anticipated timeline or at all. Our strategy with respect to KRYSTEXXA includes the expansion of our sales force, the planned enhancement of the KRYSTEXXA marketing campaign with improved immunogenicity data, continued volume growth and pricing optimization.

With respect to our primary care medicines DUEXIS, PENNSAID 2% and VIMOVO, our strategy has included bringing pricing in-line with other branded NSAIDs, thereby significantly increasing the value we realize per prescription, and also increasing sales and marketing support to drive volume growth in prescriptions. We cannot guarantee that this strategy will continue to be effective generally, due to negative reactions to price increases or otherwise. More recently, we have begun entering into rebate agreements with pharmacy benefit managers, or PBMs, for certain of our primary care medicines where we believe the rebates and costs justify expanded formulary access for patients. However, we cannot guarantee that we will be able to secure additional rebate agreements on commercially reasonable terms. For each of our primary care medicines, we expect that our commercial success will depend on our sales and marketing efforts in the United States.

Our strategy for RAYOS in the United States is to solely focus on the rheumatology indications approved for RAYOS where our Phase 3 clinical trial data supports our commercial plans.

Our overall commercialization strategy also includes plans to expand our sales and market efforts in Europe and other countries outside the United States for certain of our orphan and rheumatology medicines. In November 2015, we received approval of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, for RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric UCD patients greater than two months of age. This authorizes us to market RAVICTI in all 28 Member States of the European Union, or EU, and will form the basis for recognition by the Member States of the European Economic Area, namely Norway, Iceland and Liechtenstein, for the medicine to be placed on the market. In June 2016, we partnered with Clinigen Group plc’s Idis managed access division to initiate a managed access program in selected European countries. While we expect to commercially launch RAVICTI in Europe in 2017, we cannot guarantee we will be able to successfully implement our commercial plans for RAVICTI in Europe. With respect to PROCYSBI and QUINSAIR, which are approved for marketing in the EU, we intend to continue evaluating commercial launches in additional EU countries as well as pursuing early access programs. Although LODOTRA is approved for marketing in countries outside the United States, to date it has only been marketed in a limited number of countries.

If any of our commercial strategies are unsuccessful or we fail to successfully modify our strategies over time due to changing market conditions, our ability to increase market share for our medicines, grow revenues and sustain profitability will be harmed.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biopharmaceutical company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets in Europe where we have commercial rights. We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights. Prior to our commercial launch of DUEXIS in the United States in December 2011, we did not have any experience commercializing medicines on our own. In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Although we had expanded our sales force to approximately 470 sales representatives as of September 30, 2016, consisting of approximately 15 orphan disease sales representatives, 90 rheumatology sales specialists and 365 primary care sales representatives, we currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize our medicines will be harmed.*

As we recently acquired additional medicines through acquisition transactions, the members of our sales force may have limited experience promoting these medicines. To the extent we have retained the sales forces promoting recently-acquired medicines, we may not be successful in continuing to retain these employees and we otherwise have limited experience marketing these medicines under our commercial organization. As a result, we are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense our medicines. In addition, we must train our sales force to ensure that a consistent and appropriate message about our medicines is being delivered to our potential customers. Our sales representatives may also experience challenges promoting multiple medicines when we call on physicians and their office staff. We have experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate physicians about the benefits of our medicines and their proper administration and label indication, as well as our patient access programs, our efforts to successfully commercialize our medicines could be put in jeopardy, which could have a material adverse effect on our financial condition, share price and operations.

If we cannot successfully implement our patient access programs or enter into formulary and reimbursement agreements with pharmacy benefit managers in the face of increasing pressure to reduce the price of medications, the adoption of our medicines by physicians, patients and payers may decline.*

There continues to be immense pressure from healthcare payers and PBMs to use less expensive generics or over-the-counter brands instead of branded medicines. For example, some of the largest PBMs placed DUEXIS and VIMOVO on their formulary exclusion lists beginning in January 2015. Additional healthcare plans, including those that contract with these PBMs but use different formularies, may also choose to exclude our medicines from their formularies or restrict coverage to situations where a generic or over-the-counter medicine has been tried first. Many payers and PBMs also require patients to make co-payments for branded medicines, including many of our medicines, in order to incentivize the use of generic or other lower-priced alternatives instead. Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispenses an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician. Because our medicines (other than BUPHENYL) do not currently have FDA-approved generic equivalents in the United States, we do not believe our medicines should be subject to mandatory generic substitution laws. However, we understand that some pharmacies may attempt to obtain physician authorization to switch prescriptions for DUEXIS or VIMOVO to prescriptions for multiple generic medicines with similar active pharmaceutical ingredients, or APIs, to ensure payment for the medicine if the physician’s prescription for the branded medicine is not immediately covered by the payer, despite such substitution being off-label in the case of DUEXIS and VIMOVO. If these limitations in coverage and other incentives result in patients refusing to fill prescriptions or being dissatisfied with the out-of-pocket costs of their medications, or if pharmacies otherwise seek and receive physician authorization to switch prescriptions, not only would we lose sales on prescriptions that are ultimately not filled, but physicians may be dissuaded from writing prescriptions for our medicines in the first place in order to avoid potential patient non-compliance or dissatisfaction over medication costs, or to avoid spending the time and effort of responding to pharmacy requests to switch prescriptions.

Part of our commercial strategy to increase adoption and access to our medicines in the face of these incentives to use generic alternatives is to offer physicians the opportunity to have patients fill prescriptions through independent pharmacies participating in our HorizonCares patient access program. Through HorizonCares, financial assistance may be available to reduce eligible patients’ out-of-pocket costs for prescriptions filled. Because of this assistance, eligible patients’ out-of-pocket cost for our medicines when dispensed through HorizonCares may be significantly lower than such costs when our medicines are dispensed outside of the HorizonCares program. However, to the extent physicians do not direct prescriptions currently filled through traditional pharmacies, including those associated with or controlled by PBMs, to pharmacies participating in our HorizonCares program, we may experience a significant decline in DUEXIS, VIMOVO and PENNSAID 2% prescriptions as a result of formulary exclusions, co-payment requirements or other incentives to use lower-priced alternatives to our medicines. Our ability to increase utilization of our patient access programs will depend on physician and patient awareness and comfort with the programs, and we have limited ability to influence whether physicians use our patient access programs to prescribe our medicines or whether patients will agree to receive our medicines through the HorizonCares program. In addition, the HorizonCares program is not available to federal health care program (such as Medicare and Medicaid) beneficiaries. We have also begun to pursue the additional strategy of contracting with PBMs and other payers to secure formulary status and reimbursement for certain of our primary care medicines, which generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions. While we recently announced a business relationship with one of the largest PBMs, CVS Caremark, that has resulted in DUEXIS and VIMOVO being removed from the CVS Caremark 2017 exclusion list, as well as a rebate agreement with another PBM, Prime Therapeutics LLC, or Prime Therapeutics, and we believe these agreements will secure formulary status for certain of our medicines, we cannot guarantee that we will be able to agree to terms with other PBMs and other payers, or that such terms will be commercially reasonable to us. If we are unable to increase adoption of HorizonCares for filling prescriptions of our medicines or to secure formulary status and reimbursement through arrangements with PBMs and other payers, our ability to maintain or increase prescriptions for our medicines could be impaired.

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

Even if we are successful in increasing the use of our patient access programs, these programs may become too costly for us to maintain if we are unable to maintain or enhance payer reimbursement of our medicines. The aggregate commercial value of our patient access programs for the nine months ended September 30, 2016 was $1,275.2 million. If additional formularies place our medicines on their exclusion lists or increase the co-payments applicable to our medicines, our cost of ensuring that patients have low-cost access to our medicines will increase and our profitability could decline. If the cost of maintaining our patient access programs increases relative to our sales revenues, we could be forced to reduce the amount of patient financial assistance that we offer or otherwise scale back or eliminate such programs, which could in turn have a negative impact on physicians’ willingness to prescribe and patients’ willingness to fill prescriptions of our medicines. As an alternative means of ensuring access to our medicines, we have also begun pursuing business arrangements with PBMs and other payers to secure formulary status and reimbursement of our medicines, such as our recently announced arrangements with CVS Caremark and Prime Therapeutics. While we believe that, if successful, this strategy would result in broader inclusion of certain of our primary care medicines on healthcare plan formularies, and therefore increase payer reimbursement and lower our cost of providing patient access programs, these arrangements generally require us to pay administrative and rebate payments to the PBMs and/or other payers. To the extent that we enter into arrangements with PBMs and other payers, we will owe rebate payments not only on prescriptions under plans that currently exclude certain of our medicines from their formulary and for which we provide significant patient assistance to ensure access, but also on prescriptions that are reimbursed by applicable healthcare plans. If our arrangements with PBMs and other payers do not result in increased prescriptions and reductions in our costs to provide our patient access programs that are sufficient to offset the administrative fees and rebate payments to the PBMs and/or other payers, our financial results may be harmed.

If we are unable to successfully implement our commercial plans and facilitate adoption by patients and physicians of any approved medicines through our sales, marketing and commercialization efforts, then we will not be able to generate sustainable revenues from medicine sales which will have a material adverse effect on our business and prospects.

We are solely dependent on third parties to commercialize certain of our medicines outside the United States. Failure of these third parties or any other third parties to successfully commercialize our medicines and medicine candidates in the applicable jurisdictions could have a material adverse effect on our business.*

We rely on Mundipharma International Corporation Limited, or Mundipharma, for commercialization of LODOTRA in various European countries and certain Asian, Latin American, Middle Eastern, African and other countries. We rely on other third-party distributors for commercialization of BUPHENYL (known as AMMONAPS in certain European countries) in certain territories outside the United States for which we currently have rights. We have limited contractual rights to force these third parties to invest significantly in commercialization of LODOTRA or BUPHENYL in our markets. In the event that Mundipharma or our current ex-U.S. distributors for BUPHENYL or any other third-party with any future commercialization rights to any of our medicines or medicine candidates fail to adequately commercialize those medicines or medicine candidates because they lack adequate financial or other resources, decide to focus on other initiatives or otherwise, our ability to successfully commercialize our medicines or medicine candidates in the applicable jurisdictions would be limited, which would adversely affect our business, financial condition, results of operations and prospects. We have had disagreements with Mundipharma under our European agreements and may continue to have disagreements, which could harm commercialization of LODOTRA in Europe or result in the termination of our agreements with Mundipharma. We also rely on Mundipharma’s ability to obtain regulatory approval for LODOTRA in certain Asian, Latin American, Middle Eastern, African and other countries. In addition, our agreements with Mundipharma and our agreements with our current ex-U.S. distributors for BUPHENYL may be terminated by either party in the event of a bankruptcy of the other party or upon an uncured material breach by the other party. If these third parties terminated their agreements, we may not be able to secure an alternative distributor in the applicable territory on a timely basis or at all, in which case our ability to generate revenues from the sale of LODOTRA or BUPHENYL outside the United States would be materially harmed.

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

Hyperion Therapeutics, Inc., or Hyperion, submitted a New Drug Submission, or NDS, to Health Canada, or HC, for approval to market RAVICTI in Canada. In March 2016, HC issued a Notice of Compliance for RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric patients two years of age and older with UCDs, and we launched RAVICTI in Canada in November 2016. However, if we are unable to obtain any further approvals for RAVICTI outside the United States, Canada and Europe, or determine that commercializing RAVICTI outside the United States, Canada and Europe is not economically viable, the market potential of RAVICTI may be limited.

On July 12, 2016, Raptor Pharmaceutical Corp., or Raptor, received a notice of deficiency, or NOD, from HC dated July 11, 2016 relating to the NDS Raptor submitted for PROCYSBI in January 2016. The NOD states that information provided in the NDS is insufficient for HC to complete its review. HC’s review of the PROCYSBI NDS will re-commence upon its acceptance of a response to its notice. We submitted our response on November 4, 2016. If HC accepts the response to the NOD as complete, its decision as to whether to grant marketing approval for PROCYSBI for the treatment of nephropathic cystinosis will be delayed due to the NOD and the time to review the response.

With respect to QUINSAIR, the FDA has indicated in previous written and verbal communications with Raptor and with the drug’s previous sponsor that it believes the data submitted in connection with EMA’s subsequent approval of QUINSAIR for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in adults with cystic fibrosis does not provide substantial evidence of efficacy and safety to support FDA approval of QUINSAIR for treatment of patients with cystic fibrosis. The FDA identified a number of limitations with the design of the Phase 3 trial (MPEX-209) upon which approval of QUINSAIR in the EU and Canada was based that, in the FDA’s view, impacts its ability to be used as a pivotal efficacy study. The FDA also previously indicated that the pivotal Phase 3 study (MPEX-207) missed its primary endpoint and questioned whether patients in the study achieved any overall benefit. It is possible that additional studies or analyses may be required prior to a submission of a new drug application, or NDA, for approval of QUINSAIR for treatment of Pseudomonas aeruginosa in adults with cystic fibrosis. In the second quarter of 2016, Raptor met with the FDA to discuss a planned NDA. The FDA had several questions related to the MPEX-209 study, and asked Raptor to submit information prior to any submission of a NDA. Raptor submitted data in response to the FDA’s request, and subsequently requested a follow-up meeting to discuss the FDA’s assessment of that information. In preliminary meeting responses, the FDA largely reiterated its view that the prior Phase 3 trial would not be sufficient to file or approve an NDA for QUINSAIR. On August 26, 2016, Raptor had a follow-up in-person meeting with the FDA. The FDA stated in its meeting minutes dated September 22, 2016 that it recognizes that there is an unmet medical need for cystic fibrosis, or CF, patients. The FDA also stated that although a discussion about the design of a new trial may be helpful, the FDA was willing to reevaluate the existing data and the analysis presented at the meeting to determine if there is enough evidence to support the filing of an NDA. The FDA stated that it will further discuss some of the issues and will provide feedback to Raptor. In addition, the FDA may request additional information. On October 27, 2016, the FDA expressed its recommendation that an additional clinical trial should be conducted, and noted that if Raptor submits an NDA without conducting an additional clinical trial, the FDA will review the submission to determine whether it is acceptable for filing. We intend to further evaluate a potential NDA for QUINSAIR and it is possible that we will determine that based on the FDA’s guidance, further pursuit of U.S. approval of QUINSAIR as a treatment of Pseudomonas aeruginosa in adults with cystic fibrosis is not warranted.

Prior to our acquisition of Raptor, Raptor planned to pursue a Phase 3 clinical trial of QUINSAIR for use in the indication of bronchiectasis, or BE, not associated with cystic fibrosis. On September 8, 2016, Raptor met the Medicines and Healthcare Products Regulatory Agency, or the MHRA, to discuss non-clinical and clinical development aspects of QUINSAIR for the treatment of BE. On September 29, 2016, Raptor received a written response from the MHRA, which included answers to questions on trial design, among other responses. Raptor has also submitted the protocol to the FDA and has not received comments. Raptor was also exploring further clinical development of QUINSAIR for the treatment of pulmonary nontuberculous mycobacteria, or NTM, infection, based on third-party data generated pertaining to the susceptibility of certain pathogens to treatment with levofloxacin and other fluoroquinolone molecules. No clinical data have been generated with QUINSAIR in patients with BE or with NTM infections, either by Raptor, by us or by other parties. This creates uncertainty regarding the potential efficacy of QUINSAIR in these indications.

We will evaluate all development opportunities, including all obligations to use commercial reasonable efforts to further develop QUINSAIR. However, we may determine not to pursue such further development.

The ultimate approval and commercial marketing of any of our medicines in additional indications or geographies is subject to substantial uncertainty. Failure to gain additional regulatory approvals would limit the potential revenues and value of our medicines and could cause our share price to decline.

The amount of our product sales in the European Economic Area, or the EEA, is dependent in part upon the pricing and reimbursement decisions adopted in each of the EEA countries, which may not be at acceptable levels to us.*

One or more EEA countries may not support pricing within our target pricing and reimbursement range for our medicines due to budgetary decisions made by regional, national and local health authorities and third-party payers in the EEA, which would negatively affect our revenues. The pricing and reimbursement process in EEA countries can be lengthy, involved and difficult to predict. Failure to timely complete the pricing and reimbursement process in the EEA countries will delay our ability to market PROCYSBI, to bring QUINSAIR to market in the EEA and to derive revenues from those countries.

We may be subject to penalties and litigation and large incremental expenses if we fail to comply with regulatory requirements or experience problems with our medicines.*

Even after we achieve regulatory approvals, we are subject to ongoing obligations and continued regulatory review with respect to many operational aspects including our manufacturing processes, labeling, packaging, distribution, storage, adverse event monitoring and reporting, dispensation, advertising, promotion and recordkeeping. These requirements include submissions of safety and other post-marketing information and reports, ongoing maintenance of product registration and continued compliance with current good manufacturing practices, or cGMPs, good clinical practices, or GCPs, good pharmacovigilance practice, good distribution practices and good laboratory practices, or GLPs. If we, our medicines or medicine candidates, or the third-party manufacturing facilities for our medicines or medicine candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	impose injunctions or restrictions on the marketing, manufacturing or distribution of a product, suspend or withdraw product approvals, revoke necessary licenses or suspend product reimbursement;
•	issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;
•	suspend any ongoing clinical trials or delay or prevent the initiation of clinical trials;
•	delay or refuse to approve pending applications or supplements to approved applications we have filed;
•	refuse to permit drugs or precursor or intermediary chemicals to be imported or exported to or from the United States;
•	suspend or impose restrictions or additional requirements on operations, including costly new manufacturing quality or pharmacovigilance requirements;
•	seize or detain products or require us to initiate a product recall; and/or
•	commence criminal investigations and prosecutions.

Moreover, existing regulatory approvals and any future regulatory approvals that we obtain will be subject to limitations on the approved indicated uses and patient populations for which our medicines may be marketed, the conditions of approval, requirements for potentially costly, post-market testing and requirements for surveillance to monitor the safety and efficacy of the medicines. In the EEA, the advertising and promotion of pharmaceuticals is strictly regulated. The direct-to-consumer promotion of prescription pharmaceuticals is not permitted, and some countries in the EEA require the notification and/or prior authorization of promotional or advertising materials directed at healthcare professionals. The FDA, EMA and other authorities in the EEA countries strictly regulate the promotional claims that may be made about prescription products, and our product labeling, advertising and promotion are subject to continuing regulatory review. Physicians nevertheless may prescribe our medicines to their patients in a manner that is inconsistent with the approved label or that is off-label. Positive clinical trial results in any of our medicine development programs increase the risk that approved pharmaceutical forms of the same active pharmaceutical ingredients may be used off-label in those indications. Our investigational medicine candidate RP103 is comprised of the same API as PROCYSBI. If we are found to have improperly promoted off-label uses of approved medicines, we may be subject to significant sanctions, civil and criminal fines and injunctions prohibiting us from engaging in specified promotional conduct.

In addition, engaging in improper promotion of our medicines for off-label uses in the United States can subject us to false claims litigation under federal and state statutes. These false claims statutes in the United States include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing to present such false or fraudulent claims for payment by a federal program such as Medicare or Medicaid. Growth in false claims litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay civil money penalties, settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations and be excluded from Medicare, Medicaid and other federal and state healthcare programs.

The regulations, policies or guidance of regulatory agencies may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our medicine candidates or further restrict or regulate post-approval activities. For example, the Food and Drug Administration Safety and Innovation Act requires the FDA to issue new guidance describing its policy regarding internet and social media promotion of regulated medical products, and the FDA may soon specify new restrictions on this type of promotion. In January 2014, the FDA released draft guidance on how drug companies can fulfill their regulatory requirements for post-marketing submission of interactive promotional media, and though the guidance provided insight into how the FDA views a company’s responsibility for certain types of social media promotion, there remains a substantial amount of uncertainty. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are unable to achieve and maintain regulatory compliance, we will not be permitted to market our drugs, which would materially adversely affect our business, results of operations and financial condition.

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

We have rights to medicines in certain jurisdictions but have no control over third parties that have rights to commercialize those medicines in other jurisdictions, which could adversely affect our commercialization of these medicines.*

Boehringer Ingelheim International GmbH, or Boehringer Ingelheim International, currently has certain rights to commercialize interferon gamma 1b, known as IMUKIN, outside the United States, Canada and Japan. On May 18, 2016, we entered into a definitive agreement with Boehringer Ingelheim International to acquire such rights to IMUKIN, or the IMUKIN Acquisition. The transaction is expected to close in the first half of 2017 and we are continuing to work with Boehringer Ingelheim International to enable the transfer of applicable marketing authorizations. AstraZeneca AB, or AstraZeneca, has retained its existing rights to VIMOVO in territories outside of the United States, including the right to use the VIMOVO name and related trademark. While we have the worldwide rights to BUPHENYL, the marketing and distribution rights are licensed to Swedish Orphan Biovitrum AB, or SOBI, through the end of 2016. Similarly, Nuvo Research Inc., or Nuvo, has retained its rights to PENNSAID 2% in territories outside of the United States and has announced its intention to seek commercialization partners outside the United States. We have little or no control over Boehringer Ingelheim International’s activities with respect to IMUKIN outside the United States, Canada and Japan, over AstraZeneca’s activities with respect to VIMOVO outside of the United States, over SOBI’s activities with respect to BUPHENYL in Europe, certain Asian, Latin American, Middle Eastern, North African and other countries or over Nuvo’s or its future commercial partners’ activities with respect to PENNSAID 2% outside of the United States, even though those activities could impact our ability to successfully commercialize ACTIMMUNE, VIMOVO, BUPHENYL and PENNSAID 2%. For example, AstraZeneca or its assignees or Nuvo or its assignees can make statements or use promotional materials with respect to VIMOVO or PENNSAID 2%, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell VIMOVO or PENNSAID 2%, respectively, in foreign countries, including Canada, at prices that are dramatically lower than the prices we charge in the United States. These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States, in particular because AstraZeneca is continuing to market VIMOVO outside the United States under the same VIMOVO brand name that we are using in the United States. In addition, medicine recalls or safety issues with ACTIMMUNE, VIMOVO, BUPHENYL or PENNSAID 2% outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market ACTIMMUNE, VIMOVO, BUPHENYL and PENNSAID 2%. We also rely on Boehringer Ingelheim International, AstraZeneca, SOBI and Nuvo or their assignees to provide us with timely and accurate safety information regarding the use of ACTIMMUNE, VIMOVO, BUPHENYL or PENNSAID 2%, respectively, outside of the United States (and outside of Canada and Japan with regards to Boehringer Ingelheim International), as we have or will have limited access to this information ourselves.

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

We rely on an exclusive supply agreement with Boehringer Ingelheim RCV GmbH & Co. KG, or Boehringer Ingelheim, for manufacturing and supply of ACTIMMUNE. However, Boehringer Ingelheim also currently manufactures interferon gamma-1b to supply its own commercial needs in its licensed territory, and this may lead to capacity allocation issues and supply constraints to our company. On May 18, 2016, we entered into a definitive agreement with Boehringer Ingelheim International to acquire their rights to interferon gamma-1b, which is expected to close in the first half of 2017, and we are continuing to work with Boehringer Ingelheim International to enable the transfer of applicable marketing authorizations. ACTIMMUNE is manufactured by starting with cells from working cell bank samples which are derived from a master cell bank. We and Boehringer Ingelheim separately store multiple vials of the master cell bank. In the event of catastrophic loss at our or Boehringer Ingelheim’s storage facility, it is possible that we could lose multiple cell banks and have the manufacturing capacity of ACTIMMUNE severely impacted by the need to substitute or replace the cell banks. In addition, a key excipient used in PENNSAID 2% as a penetration enhancer is dimethyl sulfoxide, or DMSO. We and Nuvo, our exclusive supplier of PENNSAID 2%, rely on a sole proprietary form of DMSO for which we maintain a substantial safety stock. However, should this supply become inadequate, damaged, destroyed or unusable, we and Nuvo may not be able to qualify a second source. We rely on NOF Corporation, or NOF, as our exclusive supplier of the PEGylation agent that is a critical raw material in the manufacture of KRYSTEXXA. If NOF failed to supply such PEGylation agent, it may lead to KRYSTEXXA supply constraints.

If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. For example, Pharmaceutics International, Inc., or PII, our manufacturer of BUPHENYL, was found to be non-compliant for cGMPs by the MHRA, which could restrict PII from supplying BUPHENYL in the EU. However, BUPHENYL was considered to be critical to public health and as a result, the MHRA issued a certificate of cGMP compliance for PII which is valid until June 30, 2017. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our medicines or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our medicines, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our medicines. To the extent any third-party manufacturers that we engage with respect to our medicines are different from those currently being used for commercial supply in the United States, the FDA will need to approve the facilities of those third-party manufacturers used in the manufacture of our medicines prior to our sale of any medicine using these facilities.

Although we have entered into supply agreements for the manufacture of our medicines, our manufacturers may not perform as agreed or may terminate their agreements with us. Under our manufacturing and supply agreement with Sanofi-Aventis U.S. LLC, or Sanofi-Aventis U.S., either we or Sanofi-Aventis U.S. may terminate the agreement upon an uncured breach by the other party or without cause upon two years prior written notice. Under our master manufacturing services and medicine agreement with Patheon Pharmaceuticals Inc., or Patheon, for finished VIMOVO medicine, either we or Patheon may terminate the agreement for uncured material breach by the other party or upon the other party’s bankruptcy or insolvency, we may terminate the agreement if any regulatory authority takes any action or raises any objection that prevents us from commercializing the VIMOVO medicine and Patheon may terminate the agreement if we assign our rights or obligations under the agreement to a competitor of Patheon or to a party that, in the reasonable opinion of Patheon, is not a credit worthy substitute for us, or in certain other circumstances where we assign the agreement without Patheon’s consent. Our manufacturing agreement with Boehringer Ingelheim has a term that runs until July 31, 2020, but the agreement may be terminated earlier by either us or Boehringer Ingelheim for an uncured material breach by the other party or upon the other party’s bankruptcy or insolvency. Under our manufacturing and supply agreement with Jagotec AG, or Jagotec, either we or Jagotec may terminate the agreement in the event of an insolvency, liquidation or bankruptcy of the other party or upon an uncured breach by the other party. While we have the right to receive a continuing supply of RAYOS/LODOTRA from Jagotec for a period of 24 months after termination, we would need to move our manufacturing to our alternate supplier of RAYOS/ LODOTRA, Bayer Pharma AG, in such an event and we may have to qualify a new back-up manufacturer. The term of our supply agreement with Nuvo for PENNSAID 2% is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. With respect to BUPHENYL, our supply agreement with PII is in place until April 1, 2017, however, the agreement may be terminated earlier by either party. The term of our manufacturing agreement with Halo Pharmaceutical, Inc. for RAVICTI runs until July 4, 2018, however, the agreement may be terminated earlier in the case of breach by either party if the other party is in material breach of any provision of the agreement and the other party fails to remedy such a breach within thirty days, or by us at any time for any reason. Our master services agreement with Lyne Laboratories, Inc., or Lyne, for RAVICTI runs until February 1, 2017, with provision for 12 monthly auto renewals thereafter, unless 6 months’ written notice is provided by either party. The agreement may be terminated earlier, on 30 days’ notice, in case of breach by either party. The term of our commercial supply agreement with Bio-Technology General (Israel) Ltd., or BTG Israel, for KRYSTEXXA bulk product runs until December 31, 2030, and will automatically renew for successive three year periods unless earlier terminated by either party upon three years prior written notice. The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years prior written notice. We currently rely on single source suppliers for cysteamine API and for PROCYSBI drug product. We also rely on single source suppliers for the QUINSAIR API and drug product and the base units, nebulizers and hand-held devices used for the administration of QUINSAIR.

Our supply agreement with Cambrex Profarmaco Milano, or Cambrex, for cysteamine API runs until November 3, 2020, and will automatically renew for successive two year periods after such initial term. The agreement may be terminated earlier by either party for any uncured material breach or upon one year advance notice by either party provided such notice is given at least one year prior to the expiration of the then-current term. We are also be able to terminate the agreement in the event of certain supply failures by Cambrex or if we determined that the products incorporating the cysteamine API will not be marketed or the FDA or EMA withdraws approval or fails to approve such products then in development. Our supply agreement for QUINSAIR API runs, with respect to the United States, until the seventh anniversary after the first commercial sale in the United States, with respect to Europe, until the fifth anniversary after the first commercial sale in Europe, in each case subject to early termination under specified circumstances. Our commercial supply agreement with PARI Pharma GmbH, or PARI, for base units, nebulizers and hand-held devices used for the administration of QUINSAIR may be terminated by either party for any uncured material breach by the other party of its obligations under the agreement, upon the filing of an application for commencement of bankruptcy or similar proceeding against the other party, or if we cease development and commercialization of applicable products for a certain number of years. We rely on safety stock to mitigate the risk of our current suppliers electing to cease producing bulk drug medicine or ceasing to do so at acceptable prices and quality. However, we can provide no assurance that such safety stocks would be sufficient to avoid supply shortfalls in the event we have to identify and qualify new contract manufacturers.

In addition, we do not have the capability to package any of our medicines for distribution. Under our master manufacturing services agreement with Patheon, we have entered into an agreement for packaging of RAYOS/LODOTRA. Valeant Pharmaceuticals International, Inc. manufactures and supplies DUEXIS to us in final, packaged form for the United States as well as any additional countries as may be agreed to by the parties. Patheon supplies final, packaged VIMOVO medicine pursuant to the master manufacturing services and product agreement we executed in connection with our acquisition of the U.S. rights to VIMOVO. Boehringer Ingelheim supplies final, packaged ACTIMMUNE to us and Nuvo supplies final, packaged PENNSAID 2% to us, in each case under exclusive supply agreements. We have clinical and commercial supplies of BUPHENYL finished medicine manufactured for us by PII on a purchase order basis. We have clinical and commercial supplies of RAVICTI finished drug medicine manufactured by Lyne under a commercial supply agreement and have an agreement in place with Halo Pharmaceutical, Inc. to serve as a finished drug medicine supplier for RAVICTI in the EU. Sigma Tau PharmaSource Inc. supplies final, packaged KRYSTEXXA to us for the United States. G & W Laboratories, Inc. manufactures and supplies MIGERGOT to us in final, packaged form for the United States.

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

We have experienced recent growth and expanded the size of our organization substantially in connection with our recent acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine or company acquisitions.*

As of December 31, 2010 and prior to the commercial launch of DUEXIS, we employed approximately 40 full-time employees as a consolidated entity. As of September 30, 2016, we employed approximately 870 full-time employees, including approximately 470 sales representatives, representing a substantial change to the size of our organization over a relatively short period of time. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

In particular, the merger of our business with the business of Vidara Therapeutics International Public Limited Company, or Vidara, is subject to numerous uncertainties and risks and will continue to require significant efforts and expenditures. For example, we have transitioned from a standalone public Delaware corporation to being part of a combined company organized in Ireland. This combination as well as our other recent acquisitions have resulted in many changes, including significant changes in the corporate business and legal entity structure, the integration of other companies and their personnel with us, and changes in systems. We are currently undertaking numerous complex transition activities associated with our recent acquisitions, and we may encounter unexpected difficulties or incur unexpected costs, including:

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

As a result of our acquisition of Raptor and our plans to launch RAVICTI in Europe, we also expect to continue expanding our operations and to add commercial personnel in Europe. We may not be successful in integrating Raptor’s existing European operations and personnel with our own or in otherwise growing our commercial operations outside the United States, and could encounter other challenges in growing our commercial presence in Europe, including due to risks associated with political and economic instability, operating under different legal requirements and tax complexities. If we are unable to manage our commercial growth outside of the Unites States, our opportunities to expand sales in other countries will be limited or we may experience greater costs with respect to our ex-U.S. commercial operations.

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

DUEXIS and VIMOVO face competition from other NSAIDs, including Celebrex®, which was marketed by Pfizer Inc., and is also a generic medicine known as celecoxib and marketed by other pharmaceutical companies. DUEXIS and VIMOVO also face significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers. Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS or VIMOVO. PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2%, and Voltaren Gel, marketed by Endo Pharmaceuticals Solutions Inc., which is the market leader in the topical NSAID category. Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician. Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe DUEXIS, PENNSAID 2% or VIMOVO, those prescriptions may not result in sales. If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS or generic naproxen and branded Nexium® (esomeprazole) as a substitute for VIMOVO or generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, sales of DUEXIS, PENNSAID 2% and VIMOVO may suffer despite any success we may have in promoting DUEXIS, PENNSAID 2% or VIMOVO to physicians. In addition, other medicine candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known or FDA approved, may be developed and compete with DUEXIS or VIMOVO, respectively, in the future. While KRYSTEXXA faces limited direct competition, a number of competitors have drugs in Phase 1 or Phase 2 trials. On December 22, 2015, AstraZeneca secured approval from the FDA for ZURAMPIC (lesinurad) 200mg tablets in combination with a xanthine oxidase inhibitor, or XOI, for the treatment of hyperuricemia associated with gout in patients who have not achieved target serum uric acid (sUA) levels with an XOI alone. In April 2016, the U.S. rights to ZURAMPIC were licensed to Ironwood Pharmaceuticals Inc. Although ZURAMPIC is not a direct competitor because it has not been approved for refractory gout, this therapy could be used prior to use of KRYSTEXXA and if effective, could reduce the target patient population for KRYSTEXXA. PROSCYSBI faces competition from Cystagon (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis and Cystaran (cysteamine ophthalmic solution) for treatment of corneal crystal accumulation in patients with cystinosis. QUINSAIR faces competition from Tobramycin solution, which is available as a generic medicine for treatment of chronic Pseudomonas aeruginosa lung infections in patients with CF, TOBI Podhaler, Cayston and colistimethate.

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

On May 9, 2016, we entered into a settlement and license agreement, or the Teligent settlement agreement, with Teligent, Inc., formerly known as IGI Laboratories, Inc., or Teligent, relating to patent infringement litigation with Teligent. Under the Teligent settlement agreement, we granted Teligent a non-exclusive license to manufacture and commercialize Taro’s generic version of PENNSAID 2% in the United States after the license effective date (as defined below) and to take steps necessary to develop inventory of, and prepare to commercialize, Teligent’s generic version of PENNSAID 2% during certain limited periods prior to the license effective date. Under the Teligent settlement agreement, the license effective date is January 10, 2029; however, Teligent may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in our PENNSAID 2% shipments over specified periods of time. We also agreed that if we enter into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, we will amend the Teligent settlement agreement to provide Taro with terms that are no less favorable than those provided to the other parties.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against several companies intending to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the FDA’s Orange Book, or the Orange Book. These cases are collectively known as the PENNSAID 2% cases, and involve the following sets of defendants: (i) Actavis Laboratories UT, Inc., formerly known as Watson Laboratories, Inc., Actavis, Inc. and Actavis plc, or collectively Actavis; and (ii) Lupin Limited and Lupin Pharmaceuticals, Inc., or collectively Lupin. These cases arise from Paragraph IV Patent Certification notice letters from each of Actavis and Lupin advising each had filed an Abbreviated New Drug Application , or ANDA, with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit. No trial date has been set by the court in these actions.

We received from Actavis a Paragraph IV Patent Certification Notice Letter dated September 27, 2016, against Orange Book listed U.S. Patent No. 9,415,029 advising that Actavis had filed an ANDA with the FDA for a generic version of PENNSAID 2%.

We received from Apotex Inc., or Apotex, a Paragraph IV Patent Certification Notice Letter dated April 1, 2016, against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, 8,871,809, 9,066,913, 9,101,591, 9,132,110, 9,168,304, 9,168,305 and 9,220,784, advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%. We also received from Apotex a second Paragraph IV Patent Certification Notice Letter dated June 30, 2016, against Orange Book listed U.S. Patent Nos. 9,339,551 and 9,339,552, advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%. We also received from Apotex a third Paragraph IV Patent Certification Notice Letter dated September 21, 2016, against Orange Book listed U.S. Patent No. 9,415,029, advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against several companies intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s; (ii) Lupin; (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc., or collectively Mylan; and (iv) Actavis FL and Actavis Pharma, Inc., or collectively Actavis Pharma. The cases arise from Paragraph IV Patent Certification notice letters from each of Dr. Reddy’s, Lupin, Mylan and Actavis Pharma advising each had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.

Patent litigation is currently pending in the United States District Court for the Eastern District of Texas against Par Pharmaceutical, Inc., or Par Pharmaceutical, and in the United States District Court for the District of New Jersey against Par Pharmaceutical and against Lupin, who are each intending to market generic versions of RAVICTI prior to the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the RAVICTI cases and arise from Paragraph IV Patent Certification notice letters from each of Par Pharmaceutical and Lupin advising each had filed an ANDA with the FDA seeking approval to market a generic version of RAVICTI before the expiration of the patents-in-suit.

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

BUPHENYL’s composition of matter patent protection and orphan drug exclusivity have expired. Because BUPHENYL has no regulatory exclusivity or listed patents, there is nothing to prevent a competitor from submitting an ANDA for a generic version of BUPHENYL and receiving FDA approval. In November 2011, Ampolgen Pharmaceuticals, LLC received FDA approval for a generic version of NaPBA tablets, which may compete with RAVICTI and BUPHENYL in treating UCD. In March 2013, SigmaPharm Laboratories, LLC received FDA approval for a generic version of NaPBA powder, which competes with BUPHENYL and may compete with RAVICTI in treating UCD. In July 2013, Lucane Pharma, or Lucane, received marketing approval from the EMA for taste-masked NaPBA and has announced a distribution partnership in Canada. In January 2015, Lucane announced it had received marketing approval for its taste-masked NaPBA in Canada. We believe Lucane is also seeking approval via an ANDA in the United States. If this ANDA is approved, this formulation may compete with RAVICTI and BUPHENYL in treating UCD in the United States. Generic versions of BUPHENYL to date have been priced at a discount relative to BUPHENYL or RAVICTI, and physicians, patients, or payers may decide that this less expensive alternative is preferable to BUPHENYL and RAVICTI. If this occurs, sales of BUPHENYL and/or RAVICTI could be materially reduced, but we would nevertheless be required to make royalty payments to Ucyclyd Pharma, Inc., or Ucyclyd, and another external party, at the same royalty rates. While Ucyclyd and its affiliates are generally contractually prohibited from developing or commercializing new medicines, anywhere in the world, for the treatment of UCD or hepatic encephalopathy, or HE, which are chemically similar to RAVICTI, they may still develop and commercialize medicines that compete with RAVICTI. For example, medicines approved for indications other than UCD and HE may still compete with RAVICTI if physicians prescribe such medicines off-label for UCD or HE. We are also aware that Orphan Europe SARL, or Orphan Europe, is conducting a clinical trial of carglumic acid to treat some of the UCD enzyme deficiencies for which RAVICTI was approved. Promethera Biosciences SA has successfully completed Phase I/II trials of its cell-based therapy for the treatment of UCD and plans to conduct a Phase IIb/III clinical trial. Carglumic acid is approved for maintenance therapy for chronic hyperammonemia and to treat hyperammonenic crises in Nacetylglutamate synthase deficiency, a rare UCD subtype, and is sold under the name Carbaglu. If the results of this trial are successful and Orphan Europe is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, RAVICTI would face additional competition from this compound.

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

If we are unable to maintain or realize the benefits of orphan drug exclusivity, we may face increased competition with respect to certain of our medicines.*

Under the Orphan Drug Act of 1983, the FDA may designate a medicine as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. RAVICTI, KRYSTEXXA and PROSCYSBI have been granted orphan drug exclusivity by the FDA, which we expect will provide orphan drug marketing exclusivity in the United States until May 2020, February 2018 and December 2020, respectively, with exclusivity for PROCYSBI extending to 2022 for patients ages two to six years. However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to ensure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering RAVICTI, KRYSTEXXA or PROSCYSBI, we could be subject to generic competition and revenues from RAVICTI, KRYSTEXXA or PROCYSBI could decrease materially. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as RAVICTI, KRYSTEXXA or PROCYSBI despite orphan drug exclusivity, we may face increased competition and lose market share with respect to these medicines. KRYSTEXXA does not have orphan drug exclusivity in the EU or other regions of the world. RAVICTI will benefit from a period of 10 years of orphan market exclusivity in the EU, concurrently applied to each of the approved six sub-types of the UCDs. This will run concurrently with its marketing exclusivity status. PROCYSBI received marketing authorization in September 2013 from the European Commission, or EC, for marketing in the EU as an orphan medicinal product for the management of proven nephropathic cystinosis. PROCYSBI received seven years of market exclusivity, through 2020 for patients six years and older as an orphan drug in the United States and ten years of market exclusivity, through 2023, as an orphan drug in Europe. QUINSAIR received 10 years of market exclusivity in the EU, beginning with its March 2015 marketing authorization. Orphan market exclusivity may be reduced to six years in the EU if the orphan drug designation criteria are no longer met after five years, including where it is shown that the product is sufficiently profitable. As in the United States, loss of orphan marketing exclusivity in the EU may result in early generic competition, which could substantially reduce our revenues from EU sales of these medicines.

Our business operations may subject us to numerous commercial disputes, claims and/or lawsuits and such litigation may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.*

Operating in the pharmaceutical industry, particularly the commercialization of medicines, involves numerous commercial relationships, complex contractual arrangements, uncertain intellectual property rights, potential product liability and other aspects that create heightened risks of disputes, claims and lawsuits. In particular, we may face claims related to the safety of our medicines, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters. For example, the active ingredient in QUINSAIR, levofloxacin, is currently subject to several product liability claims. Any commercial dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any commercial dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results.

We are currently in litigation with multiple generic drug manufacturers regarding intellectual property infringement. For example, we are currently involved in Hatch Waxman litigation with generic drug manufacturers related to VIMOVO, PENNSAID 2% and RAVICTI.

Similarly, from time to time we are involved in disputes with distributors, PBMs and licensing partners regarding our rights and performance of obligations under contractual arrangements. For example, we were recently in litigation with Express Scripts, Inc., or Express Scripts, related to alleged breach of contract claims and in which Express Scripts was seeking payment for rebates relating to DUEXIS, RAYOS and VIMOVO. We counterclaimed against Express Scripts, contesting the amount owed and contending Express Scripts had breached the rebate agreement. In September 2016, we entered into a settlement agreement and mutual release with Express Scripts pursuant to which we and Express Scripts were released from any and all claims relating to the litigation without admitting any fault or wrongdoing and we agreed to pay Express Scripts $65.0 million.

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

A variety of risks associated with operating our business and marketing our medicines internationally could materially adversely affect our business.*

In addition to our U.S. operations, we have operations in Ireland, Bermuda, the Grand Duchy of Luxembourg, or Luxembourg, the Netherlands, France, Switzerland, Germany, Canada, the Grand Cayman Islands and in Israel (through Andromeda). Moreover, Grünenthal S.A. is in the registration process for the commercialization of DUEXIS in Latin America. BUPHENYL is currently marketed in various territories outside the United States by third-party distributors. RAVICTI received marketing approval in the EU in November 2015 and we plan to begin commercializing RAVICTI in Europe in 2017. PROCYSBI received marketing authorization from the EMA in September 2013 and is marketed in various countries within the European Economic Area. QUINSAIR received marketing authorization from the EMA in March 2015 and is also marketed in several countries within the European Economic Area. QUINSAIR received marketing authorization from HC in June 2015 and we anticipate launching in Canada in the fourth quarter of 2016. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

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

Our business activities outside of the United States are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the United Kingdom’s Bribery Act 2010, or the U.K. Bribery Act. The FCPA and similar anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the United Kingdom, or U.K., may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available. Furthermore, under the U.K. Bribery Act there is no exception for facilitation payments. As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the SEC and the U.S. Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd–Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls. However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.

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

In connection with our acquisition of Raptor, we assumed Raptor’s post-marketing clinical study obligations in marketing authorization application, or the MAA, for QUINSAIR and contractual obligations under agreements with Tripex Pharmaceuticals, LLC, or Tripex, and PARI related to QUINSAIR. Under the agreement with Tripex, we are required to pursue commercially reasonable efforts to initiate, and subsequently to complete, an additional clinical trial of QUINSAIR in a non-cystic-fibrosis patient population within a specified period of time and an obligation to progress toward filing an NDA for approval of QUINSAIR in the United States in all or part of the cystic fibrosis patient population. These obligations are subject to certain exceptions due to, for example, manufacturing delays not under our control, or delays caused by the FDA. If we fail to properly exercise such efforts to initiate and complete an appropriate clinical trial, or fail to file an NDA for U.S. approval in the cystic fibrosis patient population, during the time periods specified in the asset purchase agreement, we may be subject to various claims by Tripex and parties affiliated with Tripex. In addition, if we do not spend a minimum amount on QUINSAIR development in each of the three years following our acquisition of Raptor, we may also be obligated to pre-pay a milestone payment related to initiating a clinical trial for QUINSAIR in a non-cystic-fibrosis indication. Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States, to spend a specified minimum amount per year on development activities in the United States until filing of the NDA for QUINSAIR in the United States. If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States or could be terminated. We are also now subject to contractual obligations under license agreements with the University of California, San Diego, or UCSD, with respect to PROCYSBI, including diligence obligations to develop PROCYSBI for the treatment of non-alcoholic steatohepatitis, or NASH, and Huntington’s disease, with which we currently are not in compliance. To the extent that we fail to perform the diligence obligations under the agreement, UCSD may, with respect to such indication, terminate the license or otherwise cause the license to become non-exclusive. If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications.

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

Our parent company may not be able to successfully maintain its current advantageous tax status and resulting tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.*

Our parent company is incorporated in Ireland and maintains subsidiaries in multiple jurisdictions, including Ireland, the U.K, the United States, Switzerland, Luxembourg, Germany, Canada and Bermuda. Prior to our merger transaction with Vidara, or the Vidara Merger, Vidara was able to achieve a favorable tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. We are continuing a substantially similar structure and arrangements. Taxing authorities, such as the U.S. Internal Revenue Service, or IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We expect that these challenges will continue as a result of the recent increase in scrutiny and political attention on corporate tax structures. The IRS may challenge our structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful in defending such a challenge, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our medicines or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Under Section 7874, a foreign corporation will be treated as a U.S. corporation for U.S. federal tax purposes if, due to an acquisition of a U.S. corporation, at least 80 percent of its stock (by vote or value) is held by former stockholders of the acquired U.S. corporation. We believe that we should be treated as a foreign corporation because the former stockholders of Horizon Pharma, Inc., or HPI, owned (within the meaning of Section 7874) less than 80 percent (by both vote and value) of the combined entity’s stock immediately after the Vidara Merger. However, there can be no assurance that there will not exist in the future a subsequent change in the facts or in law which might cause our parent company to be treated as a domestic corporation for U.S. federal income tax purposes, including with retroactive effect.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our executive committee composed of our Chairman, President and Chief Executive Officer, Timothy P. Walbert; our Executive Vice President, Chief Business Officer, Robert F. Carey; our Executive Vice President, Chief Financial Officer, Paul W. Hoelscher; our Executive Vice President, Company Secretary and Managing Director, Ireland, David G. Kelly; our Executive Vice President, Chief Operating Officer, Barry J. Moze; our Executive Vice President, Research and Development and Chief Medical Officer, Jeffrey W. Sherman, M.D., FACP; our Executive Vice President, General Counsel, Brian K. Beeler; our Executive Vice President, Rheumatology and Primary Care Business Units, George Hampton; our Executive Vice President, Global Orphan Business Unit, Dave Happel; our Senior Vice President, Commercial Operations, Timothy J. Ackerman; and our Senior Vice President, Corporate Communications, Geoffrey M. Curtis. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide performance stock units, or PSUs, and stock options and restricted stock units that vest over time. The value to employees of PSUs, stock options and restricted stock units will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

We are, with respect to our current medicines, and will be, with respect to any other medicine or medicine candidate for which we obtain FDA or EMA approval or which we acquire, subject to ongoing FDA or the EMA obligations and continued regulatory review, which may result in significant additional expense. Additionally, any other medicine candidate, if approved by the FDA or the EMA, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines.*

Any regulatory approvals that we obtain for our medicine candidates may also be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the medicine candidate. In addition, with respect to our current FDA-approved medicines (and with respect to our medicine candidates, if approved), the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the medicine are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, GCPs, international conference on harmonization regulations, or ICH regulations, and GLPs, which are regulations and guidelines enforced by the FDA for all of our medicines in clinical development, for any clinical trials that we conduct post-approval. In connection with our November 2013 acquisition of the U.S. rights to VIMOVO, we assumed responsibility for completing an ongoing Pediatric Research Equity Act post-marketing requirement study in children 12 years to 16 years and 11 months of age with juvenile rheumatoid arthritis. This report was submitted to the FDA in December 2015. With respect to RAVICTI, the FDA imposed several post-marketing requirements and a post-marketing commitment, which include remaining obligations to conduct studies in UCD patients during the first two months of life and from two months to two years of age, including a study of the pharmacokinetics in both age groups, and a randomized study to determine the safety and efficacy in UCD patients who are treatment naïve to phenylbutyrate treatment. Although we are committed to carrying out these commitments, there are challenges in conducting studies in pediatric patients including availability of study sites, patients, and obtaining parental informed consent. On June 29, 2016, we submitted an sNDA with the FDA for RAVICTI to expand the age range for chronic management of UCDs from two years of age and older to two months of age and older. Subject to positive data from on-going studies, we have targeted an sNDA submission in the first quarter of 2018 in relation to UCD patients during the first two months of life. In connection with our acquisition of Crealta Holdings LLC, or Crealta, in January 2016, we assumed responsibility for an observational study related to KRYSTEXXA. Thus far in this study there have been no new safety signals and the reported safety results parallel those in the KRYSTEXXA product label. We are continuing to screen and enroll patients in the near term. With respect to QUINSAIR, we are required to conduct post-marketing clinical studies in cystic fibrosis patients pursuant to obligations in the MAA for QUINSAIR and submit data to the EMA regularly regarding observed clinical product profile and safety assessment.

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

Coverage and reimbursement may not be available, or reimbursement may be available at only limited levels, for our medicines, which could make it difficult for us to sell our medicines profitably or to successfully execute planned medicine price increases.*

Market acceptance and sales of our medicines will depend in large part on global coverage and reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. Successful commercialization of our medicines will depend in part on the availability of governmental and third-party payer reimbursement for the cost of our medicines. Government health administration authorities, private health insurers and other organizations generally provide reimbursement for healthcare. In particular, in the United States, private health insurers and other third-party payers often provide reimbursement for medicines and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the EU and other significant or potentially significant markets for our medicines and medicine candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medicines and services, particularly for new and innovative medicines and therapies, which has resulted in lower average selling prices. Further, the increased scrutiny of prescription drug pricing practices and emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on medicine pricing, reimbursement and usage, which may adversely affect our medicine sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. These pressures may create negative reactions to any medicine price increases, or limit the amount by which we may be able to increase our medicine prices, which may adversely affect our medicine sales and results of operations.

Patients are unlikely to use our medicines unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our medicines. Third-party payers may limit coverage to specific medicines on an approved list, also known as a formulary, which might not include all of the FDA-approved medicines for a particular indication. Moreover, a third-party payer’s decision to provide coverage for a medicine does not imply that an adequate reimbursement rate will be approved. Additionally, one third-party payer’s decision to cover a particular medicine does not ensure that other payers will also provide coverage for the medicine, or will provide coverage at an adequate reimbursement rate. Even though we have contracts with some PBMs in the United States, that does not guarantee that they will perform in accordance with the contracts, nor does that preclude them from taking adverse actions against us, which could materially adversely affect our operating results. In addition, the existence of such PBM contracts does not guarantee coverage by such PBM’s contracted health plans or adequate reimbursement to their respective providers for our medicines. For example, two significant PBMs placed DUEXIS and VIMOVO on their exclusion lists beginning in 2015, which has resulted in a loss of coverage for patients whose healthcare plans have adopted these PBM lists. While DUEXIS and VIMOVO were removed from the CVS Caremark 2017 exclusion list, we cannot guarantee that CVS Caremark will not later add these medicines back to its exclusion list or that we will be able to otherwise expand formulary access for DUEXIS and VIMOVO under health plans that contract with CVS Caremark. Also, as noted above, we were recently in a contract and rebate dispute with Express Scripts involving DUEXIS, RAYOS and VIMOVO. In September 2016, we entered into a settlement agreement and mutual release with Express Scripts pursuant to which we and Express Scripts were released from any and all claims relating to the litigation without admitting any fault or wrongdoing and we agreed to pay Express Scripts $65.0 million. Additional healthcare plan formularies may also exclude our medicines from coverage due to the actions of certain PBMs, future price increases we may implement, our use of the HorizonCares program or any other co-pay programs, or other reasons. If our strategies to mitigate formulary exclusions are not effective, these events may reduce the likelihood that physicians prescribe our medicines and increase the likelihood that prescriptions for our medicines are not filled.

Outside of the United States, the success of our medicines, including BUPHENYL, LODOTRA, PROCYSBI, QUINSAIR, RAVICTI and, following the IMUKIN Acquisition, interferon gamma-1b (currently commercialized under the trade names IMUKIN, IMUKINE, IMMUKIN and IMMUKINE), will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. To date, reimbursement for LODOTRA has been obtained in Germany, Italy, Sweden and Switzerland. Mundipharma is seeking coverage for LODOTRA in a number of countries and currently sells LODOTRA without coverage in a limited number of countries. BUPHENYL is marketed in select countries throughout Europe, the Middle East and the Asia-Pacific region. With respect to RAVICTI, we expect to begin commercializing the medicine in Europe in 2017. PROCYSBI is marketed in select countries in Europe and QUINSAIR was recently launched in certain countries in Europe, but we cannot be certain that existing reimbursement in EU countries will be maintained or that we will be able to secure reimbursement in additional countries. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our medicines on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the medicine or as volumes increase. Many countries in the EU have increased the amount of discounts required on medicines, which we believe has impacted the reimbursement rates and timing to launch for LODOTRA to date, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. As a result of these pricing practices, it may become difficult to achieve or sustain profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality. For example, in March 2016, the Centers for Medicare & Medicaid Services, or CMS, announced a Proposed Rule that would test new payment models for Medicare Part B prescription drugs, and provider services incident to, or otherwise related to, such drugs. Generally, the Proposed Rule includes payment models that are designed on quality and value propositions and include incentives to drive utilization of efficient therapies and make payments based on clinical outcomes. The Proposed Rule greatly differs from the current reimbursement methodology for Medicare Part B drugs. The comment period for the Proposed Rule closed on May 9, 2016. Since the closing of the comment period, the Proposed Rule has been subject to significant and ongoing discussion among stakeholders including industry, payers, healthcare providers and other interested organizations. The Proposed Rule would not take effect until CMS considers the comments received and issues a Final Rule.

There may be additional pressure by payers, healthcare providers, and members of Congress, to use generic drugs that contain the active ingredients found in our medicines or any other medicine candidates that we may develop or acquire. If we fail to successfully secure and maintain coverage and adequate reimbursement for our medicines or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our medicines and expected revenue and profitability which would have a material adverse effect on our business, results of operations, financial condition and prospects.

We may also experience pressure from payers concerning certain promotional approaches that we may implement such as our HorizonCares program or any other co-pay or free medicine programs whereby we assist qualified patients with certain out-of-pocket expenditures for our medicine. If we are unsuccessful with our HorizonCares program or any other co-pay initiatives or free medicine programs, or we alternatively are unable to secure expanded formulary access through additional arrangements with PBMs or other payers, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors. We may also experience financial pressure in the future which would make it difficult to support investment levels in areas such as managed care contract rebates, HorizonCares and other access tools.

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

Moreover, certain politicians, including presidential candidates, have announced plans to regulate the prices of medicines. The majority of our medicines are purchased by private payers, and we do not believe that any such legislation, if enacted, would have a material effect on us or our business. However, we cannot know what form any such legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

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

Our medicines or any other medicine candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization, result in medicine re-labeling or withdrawal from the market or have a significant impact on customer demand.*

Undesirable side effects caused by any medicine candidate that we develop could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. In our two Phase 3 clinical trials with DUEXIS, the most commonly reported treatment-emergent adverse events were nausea, dyspepsia, diarrhea, constipation and upper respiratory tract infection. In Phase 3 endoscopic registration clinical trials with VIMOVO, the most commonly reported treatment-emergent adverse events were erosive gastritis, dyspepsia, gastritis, diarrhea, gastric ulcer, upper abdominal pain, nausea and upper respiratory tract infection. The most common side effects observed in pivotal trials for ACTIMMUNE were “flu-like” or constitutional symptoms such as fever, headache, chills, myalgia and fatigue. The most commonly reported treatment-emergent adverse events in the Phase 3 clinical trials with RAYOS/LODOTRA included flare in rheumatoid arthritis related symptoms, abdominal pain, nasopharyngitis, headache, flushing, upper respiratory tract infection, back pain and weight gain. The most common adverse events reported in a Phase 2 clinical trial of PENNSAID 2% were application site reactions, such as dryness, exfoliation, erythema, pruritus, pain, induration, rash and scabbing. With respect to BUPHENYL, the most common side effects are change in the frequency of breathing, lack of or irregular menstruation, lower back, side, or stomach pain, mood or mental changes, muscle pain or twitching, nausea or vomiting, nervousness or restlessness, swelling of the feet or lower legs, unpleasant taste and unusual tiredness or weakness. With respect to RAVICTI, the most common side effects are diarrhea, nausea, decreased appetite, gas, vomiting, high blood levels of ammonia, headache, tiredness and dizziness. With respect to KRYSTEXXA, the most commonly reported serious adverse reactions in the pivotal trial were gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis, exacerbation of pre-existing congestive heart failure and vomiting. With respect to MIGERGOT, the most commonly reported adverse reactions are ischemia, cyanosis, absence of pulse, cold extremities, gangrene, precordial distress and pain, electrocardiogram change, muscle pain, nausea and vomiting, rectal or anal ulcer, parathesias, numbness weakness, vertigo, localized edemas and itching. With respect to PROCYSBI, the most common side effects include vomiting, nausea, abdominal pain, breath odor, diarrhea, skin odor, fatigue, rash and headache. With respect to QUINSAIR, the most common side effects include itching, wheezing, hives, rash, swelling, pale skin color, fast heartbeat, and faintness.

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

Clinical development of drugs and biologics involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of potential medicine candidates may not be predictive of the results of later-stage clinical trials. Medicine candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical testing. For example, Raptor announced on in September 2015, based on information then available, that it would not advance its program for the treatment of pediatric NASH with PROCYSBI after a Phase 2b trial failed achieve its primary endpoints.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our medicines.*

We face an inherent risk of product liability claims as a result of the commercial sales of our medicines and the clinical testing of our medicine candidates. For example, we may be sued if any of our medicines or medicine candidates allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the medicine, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our medicines and medicine candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Risks Related to our Financial Position and Capital Requirements

In the past we have incurred significant operating losses, and we recently achieved operating profitability.*

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara, Hyperion, Crealta and Raptor. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses in the past. We had an operating loss of $17.1 million for the nine months ended September 30, 2016, operating income of $55.4 million for the year ended December 31, 2015 and operating losses of $8.5 million and $42.9 million for the years ended December 31, 2014 and 2013, respectively. We had a net loss of $36.3 million and a net income of $39.5 million for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively, and net losses of $263.6 million and $149.0 million for the years ended December 31, 2014 and 2013, respectively. As of September 30, 2016, we had an accumulated deficit of $717.5 million. Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting. Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. While we anticipate that we will continue to generate operating profits in the future, whether we can sustain this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

We have limited sources of revenues and significant expenses. We cannot be certain that we will sustain profitability, which would depress the market price of our ordinary shares and could cause our investors to lose all or a part of their investment.*

Our ability to sustain profitability depends upon our ability to generate sales of our medicines. We have a limited history of commercializing our medicines as a company, and commercialization has been primarily in the United States. We may never be able to successfully commercialize our medicines or develop or commercialize other medicines in the United States or in the EU, which we believe represents our most significant commercial opportunity. Our ability to generate future revenues depends heavily on our success in:

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

Any of the above events could significantly harm our business, financial condition and prospects.

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of September 30, 2016, we had $1,147.2 million book value, or $1,270.0 million principal amount, of indebtedness, including $395.0 million in secured indebtedness. In connection with the acquisition of Hyperion, we issued $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in April 2015 and borrowed $400.0 million in principal amount of secured loans pursuant to a credit agreement we entered into in May 2015 with Citibank, N.A., as administrative and collateral agent, and the lenders from time to time party thereto providing for (i) the six-year $400.0 million term loan facility; (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder, or the 2015 Senior Secured Credit Facility. We repaid $1.0 million in principal amount from this facility quarterly from the third quarter of 2015 to the third quarter of 2016. In connection with the acquisition of Raptor, we issued $300.0 million aggregate principal amount of 8.75% Senior Notes due 2024, or the 2024 Senior Notes, in October 2016 and borrowed $375.0 million in principal amount of secured loans, or the 2016 Incremental Loan Facility, pursuant to an amendment to our credit agreement, or as amended, the credit agreement. Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

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

•	exposing us to the risk of increased interest rates to the extent of any future borrowings, including borrowings under our credit agreement, at variable rates of interest;
•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, including our outstanding notes, our credit agreement, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such indebtedness;

•	increasing our vulnerability to, and reducing our flexibility to respond to, changes in our business or general adverse economic and industry conditions;
•

limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes and increasing the cost of any such financing;

•

limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and placing us at a competitive disadvantage as compared to our competitors, to the extent they are not as highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage may prevent us from exploiting; and

•	restricting us from pursuing certain business opportunities.

The credit agreement and the indentures governing the 2024 Senior Notes and the 2023 Senior Notes impose, and the terms of any future indebtedness may impose, various covenants that limit our ability and/or the ability of our restricted subsidiaries’ (as designated under such agreements) to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales, consolidate with or merge or sell all or substantially all of our assets, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries, and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

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

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.*

Our ability to make scheduled payments under or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business and other factors beyond our control. Our ability to generate cash flow to meet our payment obligations under our debt may also depend on the successful implementation of our operating and growth strategies. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or business operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of existing or future debt agreements, including the indentures that govern the 2024 Senior Notes and the 2023 Senior Notes and the credit agreement. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;
•	the administrative agent and/or the lenders under the credit agreement could foreclose against the assets securing the borrowings then outstanding; and
•	we could be forced into bankruptcy or liquidation, which could result in you losing your investment.

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

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.*

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three year period), the corporation’s ability to use pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change income may be limited. In September 2014, the Vidara Merger triggered an “ownership change” limitation and, as a result, we are subject to annual limits on our ability to use the net operating loss carryforwards of Horizon Pharma, Inc. and its subsidiaries. We estimate this will result in annual limits of approximately $90 million in the years from 2016 through to 2031. Furthermore, we continue to carry forward our annual limitation resulting from an ownership change date of August 2, 2012. The limitation on pre-change net operating losses incurred prior to the August 2, 2012 change date is approximately $20 million for 2016, $15 million for 2017 and $8 million in the years from 2018 through to 2028. During the second quarter of 2015, we also recognized additional net operating losses and federal and state tax credits as a result of our acquisition of Hyperion on May 7, 2015 in the amount of approximately $31 million of federal net operating losses, state operating losses of approximately $68 million (net of federal effect) and approximately $30 million of federal and state tax credits. During the three months ended September 30, 2016, we recognized an additional federal net operating loss of $19 million from Hyperion’s pre-acquisition tax return which is being carried forward into our U.S. consolidated tax group. We continue to carry forward the annual limitation related to Hyperion of $50 million resulting from the last ownership change date in 2014. Further, as a result of our acquisition of Crealta in the first quarter of 2016, we have recognized an additional estimated net operating loss carryforward of approximately $4 million. This estimate of the pre-acquisition net operating loss carryforward will be finalized once the pre-acquisition tax return has been filed, which is due on March 15, 2017. The net operating loss carryforward limitation is cumulative such that any use of the carryforwards below the limitations in one year will result in a corresponding increase in the limitations for the subsequent tax year.

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

The U.K.’s referendum to leave the EU or “Brexit,” has and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision, however, remains uncertain. A process of negotiation will determine the future terms of the U.K.’s relationship with the EU. During this period of negotiation, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as regulatory and political uncertainty. Brexit may also have a detrimental effect on our customers, distributors and suppliers, which would, in turn, adversely affect our revenues and financial condition.

At September 30, 2016, we had $549.3 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2016, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

Changes in accounting rules or policies may affect our financial position and results of operations.*

GAAP and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, our operation as an Irish company with multiple subsidiaries in different jurisdictions adds additional complexity to the application of GAAP and this complexity will be exacerbated further if we complete additional strategic transactions. Changes in the application of existing rules or guidance applicable to us or our wholly owned subsidiaries could significantly affect our consolidated financial position and results of operations.

Covenants under the indentures governing our 2024 Senior Notes and 2023 Senior Notes and the credit agreement may restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected.*

The indentures governing the 2024 Senior Notes and the 2023 Senior Notes and the credit agreement impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	pay dividends or distributions, repurchase equity, prepay, redeem or repurchase certain debt and make certain investments;
•	incur additional debt and issue certain preferred stock;
•	provide guarantees in respect of obligations of other persons;
•	incur liens on assets;
•	engage in certain asset sales;
•	merge, consolidate with or sell all or substantially all of our assets to another person;
•	enter into transactions with affiliates;
•	sell assets and capital stock of our subsidiaries;
•	enter into agreements that restrict distributions from our subsidiaries;
•	designate subsidiaries as unrestricted subsidiaries; and
•	allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

These covenants may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•	require us to use a substantial portion of our cash flow from operations to make debt service payments;
•	limit our flexibility to plan for, or react to, changes in our business and industry;
•	place us at a competitive disadvantage compared to less leveraged competitors; and
•	increase our vulnerability to the impact of adverse economic and industry conditions.

If we are unable to successfully manage the limitations and decreased flexibility on our business due to our significant debt obligations, we may not be able to capitalize on strategic opportunities or grow our business to the extent we would be able to without these limitations.

Our failure to comply with any of the covenants could result in a default under the credit agreement or the indentures governing the 2024 Senior Notes or the 2023 Senior Notes, which could permit the administrative agent or the trustee, as applicable, or permit the lenders or the holders of the 2024 Senior Notes or the 2023 Senior Notes to cause the administrative agent or the trustee, as applicable, to declare all or part of any outstanding senior secured term loans, the 2023 Senior Notes or the 2024 Senior Notes to be immediately due and payable or to exercise any remedies provided to the administrative agent or the trustee, including, in the case of the credit agreement proceeding against the collateral granted to secure our obligations under the credit agreement. An event of default under the credit agreement or the indentures governing the 2024 Senior Notes or the 2023 Senior Notes could also lead to an event of default under the terms of the other agreements and the indenture governing our 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes. Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.

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

On June 5, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,858,996, or the ’996 patent, one of the patents in litigation in the above referenced VIMOVO cases. On December 17, 2015, the U.S. PTO denied such Petition for IPR.

On August 7, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,852,636, one of the patents in litigation in the above referenced VIMOVO cases. On February 11, 2016, the U.S. PTO denied such Petition for IPR.

On August 12, 2015, the Coalition for Affordable Drugs filed another Petition for IPR of U.S. Patent No. 8,945,621, or the ’621 patent, one of the patents in litigation in the above referenced VIMOVO cases. On February 22, 2016, the Patent Trial and Appeal Board, or the PTAB, issued a decision to institute the IPR. The PTAB hearing for the ’621 patent is set for November 16, 2016. The PTAB must issue a final written decision on the IPR of the ’621 patent no later than February 22, 2017.

On August 19, 2015, Lupin filed Petitions for IPR of the ‘996 patent and U.S. Patent Nos. 8,852,636 and 8,865,190, or the ’190 patent, all patents in litigation in the above referenced VIMOVO cases. On March 1, 2016, the PTAB issued decisions to institute the IPRs for the ‘996 patent and the ’190 patent. The PTAB must issue a final written decision on the IPRs of the ’996 patent and the ’190 patent no later than March 1, 2017. Also on March 1, 2016, the PTAB denied the Petition for IPR for U.S. Patent No. 8,852,636. The PTAB hearings for the ’996 and ’190 patents are both set for November 29, 2016.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against several companies intending to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the PENNSAID 2% cases, and involve the following sets of defendants: (i) Actavis; and (ii) Lupin. These cases arise from Paragraph IV Patent Certification notice letters from each of Actavis and Lupin advising each had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit. The status of these cases is as set forth above.

We received from Actavis a Paragraph IV Patent Certification Notice Letter dated September 27, 2016, against Orange Book listed U.S. Patent No. 9,415,029, advising that Actavis had filed an ANDA with the FDA for a generic version of PENNSAID 2%.

We have received from Apotex three Paragraph IV Patent Certification Notice Letters dated April 1, 2016, June 30, 2016, and September 21, 2016 against Orange Book listed U.S. Patent Nos. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, 8,871,809, 9,066,913, 9,101,591, 9,132,110, 9,168,304, 9,168,305, 9,220,784, 9,339,551, 9,339,552 and 9,415,029, advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%.

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

On April 29, 2015, Par Pharmaceutical filed Petitions for IPR of U.S. Patent No. 8,404,215 and U.S. Patent No. 8,642,012, two of the patents involved in the above mentioned RAVICTI cases. On November 4, 2015, the PTAB issued decisions instituting such IPRs and on December 14, 2015, the District Court Judge Roy Payne issued a stay pending a final written decision from the PTAB with respect to such IPRs. On September 29, 2016, the PTAB found all of the claims in U.S. Patent No. 8,404,215 to be unpatentable. We are considering whether to appeal the PTAB’s decision concerning U.S. Patent No. 8,404,215 to the Federal Circuit. On November 3, 2016, the PTAB issued a final written decision holding all of the claims of U.S. Patent No. 8,404,215 patentable.

On April 1, 2016, Lupin filed a Petition for IPR of U.S. Patent No. 9,095,559, a patent currently at issue in the Lupin RAVICTI case. On September 30, 2016, the PTAB issued a decision instituting the IPR. The PTAB must issue a final written decision on the IPR no later than September 30, 2017.

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

If we fail to comply with our obligations in the agreements under which we license rights to technology from third parties, we could lose license rights that are important to our business.*

We are party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we hold an exclusive license to Vectura Group plc’s, or Vectura, proprietary technology and know-how covering the delayed-release of corticosteroids relating to RAYOS/LODOTRA. If we fail to comply with our obligations under our agreement with Vectura or our other license agreements, or if we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market medicines covered by the license, including RAYOS/ LODOTRA.

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

In addition, we are subject to contractual obligations under our agreements with Tripex and PARI related to QUINSAIR. Under the agreement with Tripex, we are required to pursue commercially reasonable efforts to initiate, and subsequently to complete, an additional clinical trial of QUINSAIR in a non-cystic-fibrosis patient population within a specified period of time and an obligation to progress toward filing an NDA for approval of QUINSAIR in the United States in all or part of the cystic fibrosis patient population. These obligations are subject to certain exceptions due to, for example, manufacturing delays not under our control, or delays caused by the FDA. If we fail to properly exercise such efforts to initiate and complete an appropriate clinical trial, or fail to file an NDA for U.S. approval in the cystic fibrosis patient population, during the time periods specified in the asset purchase agreement, we may be subject to various claims by Tripex and parties affiliated with Tripex. In addition, if we do not spend a minimum amount on QUINSAIR development in each of the three years following our acquisition of Raptor, we may also be obligated to pre-pay a milestone payment related to initiating a clinical trial for QUINSAIR in a non-cystic-fibrosis indication. Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States, to spend a specified minimum amount per year on development activities in the United States until filing of the NDA for QUINSAIR in the United States. If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States or could be terminated. We are also subject to contractual obligations under our license agreements with the UCSD with respect to PROCYSBI, including diligence obligations to develop PROCYSBI for the treatment of NASH and Huntington’s disease, with which we currently are not in compliance. To the extent that we fail to perform the diligence obligations under the agreement, UCSD may, with respect to such indication, terminate the license or otherwise cause the license to become non-exclusive. If one or more of these licenses was terminated, we would have no further right to use of exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications.

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

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.*

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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

The trading price of our ordinary shares has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	our failure to successfully execute our commercialization strategy with respect to our approved medicines, particularly our commercialization of our medicines in the United States;
•	actions or announcements by third-party or government payers with respect to coverage and reimbursement of our medicines;

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

We have never declared or paid dividends on our share capital and we do not anticipate paying dividends in the foreseeable future.*

We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future, including due to limitations that are currently imposed by the 2015 Senior Secured Credit Facility, the 2016 Incremental Loan Facility, the 2024 Senior Notes and the 2023 Senior Notes. Any return to shareholders will therefore be limited to the increase, if any, of our ordinary share price.

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

Securities class action litigation could divert our management’s attention and harm our business and could subject us to significant liabilities.*

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the equity securities of pharmaceutical companies. These broad market fluctuations may cause the market price of our ordinary shares to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. For example, following declines in our stock price, two federal securities class action lawsuits were filed in March 2016 against us and certain of our current and former officers alleging violations of the Securities Exchange Act of 1934, as amended. Subsequently, the two actions were consolidated, and plaintiff added claims under the Securities Act and named additional defendants. This consolidated class action (captioned Schaffer v. Horizon Pharma plc, et al., Case No. 1:16-cv-01763) is currently pending in the United States District Court for the Southern District of New York. Even if we are successful in defending against this or any similar claims that may be brought in the future, litigation could result in substantial costs and may be a distraction to our management, and may lead to an unfavorable outcome that could adversely impact our financial condition and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We completed the following issuances of unregistered securities during the three months ended September 30, 2016:

•	In August 2016, we issued an aggregate of 153,743 ordinary shares to Atlas Venture Fund VI, L.P. upon the cashless exercise of a warrant to purchase an aggregate of 197,457 ordinary shares.
•	In August 2016, we issued an aggregate of 4,701 ordinary shares to Atlas Venture Entrepreneurs’ Fund VI, L.P. upon the cashless exercise of a warrant to purchase an aggregate of 6,038 ordinary shares.
•	In August 2016, we issued an aggregate of 2,815 ordinary shares to Atlas Venture Fund VI GmbH &Co. KG upon the cashless exercise of a warrant to purchase an aggregate of 3,615 ordinary shares.

ITEM 6. EXHIBITS

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON PHARMA PLC

Date: November 7, 2016	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2016	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(1)

Transaction Agreement and Plan of Merger, dated March 18, 2014, by and among Horizon Pharma, Inc., Vidara Therapeutics Holdings LLC, Vidara Therapeutics International Ltd. (now known as Horizon Pharma Public Limited Company), Hamilton Holdings (USA), Inc. and Hamilton Merger Sub, Inc.†

2.2(2)	First Amendment to Transaction Agreement and Plan of Merger, dated June 12, 2014, by and between Horizon Pharma, Inc. and Vidara Therapeutics Holdings LLC.

2.3(3)	Agreement and Plan of Merger, dated March 29, 2015, by and among Horizon Pharma, Inc., Ghrian Acquisition Inc. and Hyperion Therapeutics, Inc.†

2.4(4)*	Agreement and Plan of Merger, dated December 10, 2015, by and among Horizon Pharma USA, Inc., HZNP Limited, Criostail LLC, Crealta Holdings LLC and the other parties thereto.††

2.5(5)	Agreement and Plan of Merger, dated September 12, 2016, by and among Horizon Pharma Public Limited Company, Misneach Corporation and Raptor Pharmaceutical Corp.†

3.1(6)	Memorandum and Articles of Association of Horizon Pharma Public Limited Company, as amended.

4.1(7)**

Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.2(8)**	Form of Warrant issued by Horizon Pharma, Inc. in Public Offering of Units.

4.3(9)	Indenture, dated March 13, 2015, by and among Horizon Pharma Public Limited Company, Horizon Pharma Investment Limited and U.S. Bank National Association.

4.4(9)	Form of 2.50% Exchangeable Senior Note due 2022 (included in Exhibit 4.3).

4.5(10)	Indenture, dated April 29, 2015, by and between Horizon Pharma Financing Inc. and U.S. Bank National Association.

4.6(10)	Form of 6.625% Senior Note due 2023 (included in Exhibit 4.5).

4.7(11)	First Supplemental Indenture, dated May 7, 2015, by and among Horizon Pharma Public Limited Company, certain subsidiaries of Horizon Pharma Public Limited Company and U.S. Bank National Association.

4.8(12)	Indenture, dated October 25, 2016, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and U.S. Bank National Association, as trustee.

4.9(12)	Form of 8.75% Senior Note due 2024 (included in Exhibit 4.8).

10.1*	Fifth Amendment to Commercial Supply Agreement, effective as of August 31, 2016, by and between Horizon Pharma Ireland Limited and Bio-Technology General (Israel) Ltd.

10.2(12)

Amendment No. 1, dated October 25, 2016, to Credit Agreement, dated May 7, 2015, by and among Horizon Pharma, Inc., as borrower, Horizon Pharma Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.

10.3*

Amended and Restated License Agreement, effective October 30, 2012, by and between The Regents of the University of California and Horizon Orphan LLC (as successor in interest to Raptor Therapeutics Inc.), as amended March 1, 2013 and December 16, 2013.

10.4*

API Supply Agreement, dated November 3, 2010, by and among Cambrex Profarmaco Milano, Horizon Orphan LLC (as successor in interest to Raptor Therapeutics Inc.) and Horizon Pharma Europe B.V. (as successor in interest to Raptor Pharmaceuticals Europe B.V.), as amended April 9, 2013.

10.5*

Manufacturing Services Agreement, dated November 15, 2010, by and among Patheon Pharmaceuticals Inc., Horizon Orphan LLC (as successor in interest to Raptor Therapeutics Inc.) and Horizon Pharma Europe B.V. (as successor in interest to Raptor Pharmaceuticals Europe B.V.), as amended April 5, 2012 and June 21, 2013.

10.6*	Confidential Settlement Agreement and Mutual Release, dated September 26, 2016, by and between Horizon Pharma USA, Inc. and Express Scripts, Inc.

10.7(+)	Executive Employment Agreement, effective as of October 25, 2016, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and David A. Happel.

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

(1)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 20, 2014.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014.
(3)	Incorporated by reference to Horizon Pharma Public Limited Company’s Amendment No. 1 to Current Report on Form 8-K, filed on April 9, 2015.
(4)	Incorporated by reference to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 29, 2016.
(5)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on September 12, 2016.
(6)	Incorporated by reference to Horizon Pharma Public Limited Company’s Registration Statement on Form S-8, filed on May 4, 2016.
(7)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(8)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.
(9)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on March 13, 2015.
(10)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on April 29, 2015.
(11)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 11, 2015.
(12)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on October 25, 2016.