Form 10-Q
period 2017-03-31
Horizon Pharma plc
filed 2017-05-08
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of April 28, 2017: 162,709,959.

HORIZON PHARMA PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of	As of
	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$603,358	$509,055
Restricted cash	6,989	7,095
Accounts receivable, net	396,785	305,725
Inventories, net	137,839	174,788
Prepaid expenses and other current assets	52,091	49,619
Total current assets	1,197,062	1,046,282
Property and equipment, net	23,557	23,484
Developed technology, net	2,697,710	2,767,184
Other intangible assets, net	6,048	6,251
Goodwill	445,579	445,579
Deferred tax assets, net	1,957	911
Other assets	2,843	2,368
TOTAL ASSETS	$4,374,756	$4,292,059
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt—current portion	$8,500	$7,750
Accounts payable	87,739	52,479
Accrued expenses	144,846	182,765
Accrued trade discounts and rebates	413,643	297,556
Accrued royalties—current portion	60,307	61,981
Deferred revenues—current portion	2,935	3,321
Total current liabilities	717,970	605,852
LONG-TERM LIABILITIES:
Exchangeable notes, net	301,942	298,002
Long-term debt, net, net of current	1,578,820	1,501,741
Accrued royalties, net of current	273,191	272,293
Deferred revenues, net of current	7,639	7,763
Deferred tax liabilities, net	242,708	296,568
Other long-term liabilities	46,808	46,061
Total long-term liabilities	2,451,108	2,422,428
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 300,000,000 shares authorized; 163,008,960 and 162,004,956 shares issued at March 31, 2017 and December 31, 2016, respectively, and 162,624,594 and 161,620,590 shares outstanding at March 31, 2017 and December 31, 2016, respectively	16	16
Treasury stock, 384,366 ordinary shares at March 31, 2017 and December 31, 2016	(4,585)	(4,585)
Additional paid-in capital	2,144,385	2,119,455
Accumulated other comprehensive loss	(2,758)	(3,086)
Accumulated deficit	(931,380)	(848,021)
Total shareholders’ equity	1,205,678	1,263,779
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,374,756	$4,292,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2017	2016
Net sales	$220,859	$204,690
Cost of goods sold	139,116	77,233
Gross profit	81,743	127,457
OPERATING EXPENSES:
Research and development	13,061	12,722
Selling, general and administrative	174,065	141,939
Total operating expenses	187,126	154,661
Operating loss	(105,383)	(27,204)
OTHER EXPENSE, NET:
Interest expense, net	(31,983)	(19,458)
Foreign exchange loss	(259)	(173)
Loss on debt extinguishment	(533)	—
Other income (expense), net	35	(14)
Total other expense, net	(32,740)	(19,645)
Loss before benefit for income taxes	(138,123)	(46,849)
BENEFIT FOR INCOME TAXES	(47,553)	(1,443)
NET LOSS	$(90,570)	$(45,406)
NET LOSS PER ORDINARY SHARE—Basic and diluted	$(0.56)	$(0.28)
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING—Basic and diluted	161,972,052	159,904,416
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	328	(247)
Other comprehensive income (loss)	328	(247)
COMPREHENSIVE LOSS	$(90,242)	$(45,653)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,570)	$(45,406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	71,483	50,642
Equity-settled share-based compensation	28,837	27,745
Royalty accretion	12,959	9,359
Royalty liability remeasurement	(2,944)	—
Loss on debt extinguishment	388	—
Payments related to term loan refinancing	(3,940)	—
Amortization of debt discount and deferred financing costs	5,423	4,425
Deferred income taxes	(47,695)	(2,657)
Foreign exchange and other adjustments	787	173
Changes in operating assets and liabilities:
Accounts receivable	(91,058)	(69,838)
Inventories	37,050	7,317
Prepaid expenses and other current assets	(2,445)	(242)
Accounts payable	36,078	52,856
Accrued trade discounts and rebates	116,079	40,601
Accrued expenses and accrued royalties	(49,359)	(23,521)
Deferred revenues	(618)	(498)
Other non-current assets and liabilities	266	3,225
Net cash provided by operating activities	20,721	54,181
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	—	(514,814)
Change in restricted cash	104	(918)
Purchases of property and equipment	(1,421)	(7,525)
Net cash used in investing activities	(1,317)	(523,257)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from term loans	847,768	—
Repayment of term loans	(768,665)	(1,000)
Refunds related to the ESPP plan	(173)	—
Proceeds from the issuance of ordinary shares in connection with stock option exercises	544	919
Payment of employee withholding taxes related to share-based awards	(4,277)	(4,185)
Net cash provided by (used in) financing activities	75,197	(4,266)
Effect of foreign exchange rate changes on cash and cash equivalents	(298)	(421)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	94,303	(473,763)
CASH AND CASH EQUIVALENTS, beginning of the period	509,055	859,616
CASH AND CASH EQUIVALENTS, end of the period	$603,358	$385,853

Supplemental cash flow information:
Cash paid for interest	$20,682	$9,534
Net cash (refunds) payments for income taxes	(64)	2,368
Cash paid for debt extinguishment	145	—
Supplemental non-cash flow information:
Purchases of property and equipment included in accounts payable and accrued expenses	1,240	2,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Horizon Pharma plc and its consolidated subsidiaries. The unaudited condensed consolidated financial statements presented herein include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated. All references to “Vidara” are references to Horizon Pharma plc (formerly known as Vidara Therapeutics International Public Limited Company) and its consolidated subsidiaries prior to the effective time of the merger of the businesses of Horizon Pharma, Inc. (“HPI”) and Vidara on September 19, 2014 (the “Vidara Merger”).

On January 13, 2016, the Company completed its acquisition of Crealta Holdings LLC (“Crealta”) for approximately $539.7 million, including cash acquired of $24.9 million and $70.9 million to repay Crealta’s outstanding debt. Following completion of the acquisition, Crealta became a wholly owned subsidiary of the Company and was renamed as Horizon Pharma Rheumatology LLC.

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

The unaudited condensed consolidated financial statements presented herein include the results of operations of the acquired Crealta and Raptor businesses from the applicable dates of acquisition. See Note 3 for further details of business acquisitions.

Beginning in the first quarter of 2017, the Company modified its presentation of certain operating expenses. Previously, the Company presented “general and administrative” expenses as one line item in its condensed consolidated statement of comprehensive (loss) income, and “selling and marketing” expenses as another. For current-period presentation and prior-period comparisons, the Company now combines these two line items into one line item, titled “selling, general and administrative” expenses.

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

On December 8, 2016, the Company announced that the Phase 3 trial, Safety, Tolerability and Efficacy of ACTIMMUNE Dose Escalation in Friedreich’s Ataxia study (“STEADFAST”) evaluating ACTIMMUNE for the treatment of Friedreich’s ataxia (“FA”) did not meet its primary endpoint. As a result, the Company determined that the STEADFAST program would be discontinued and it subsequently recorded in “selling, general and administrative expenses” an impairment charge to fully write off the carrying value of the €5.0 million initial payment ($5.3 million when converted using a Euro-to-Dollar exchange rate at date of impairment of 1.052) for the acquisition of certain rights to interferon gamma-1b, as described above, in the Company’s condensed consolidated statement of comprehensive loss for the year ended December 31, 2016. Upon closing, the Company expects to record the additional €20.0 million payment, as described above, as an expense in its condensed consolidated statement of comprehensive (loss) income.

The Company is a public limited company formed under the laws of Ireland. The Company operates through a number of international and U.S. subsidiaries with principal business purposes to either perform research and development or manufacturing operations, serve as distributors of the Company’s medicines, hold intellectual property assets or provide services and financial support to the Company.

Part of the Company’s commercial strategy for RAYOS and its primary care medicines is to offer physicians the opportunity to have their patients fill prescriptions through pharmacies participating in the Company’s HorizonCares patient access program. For commercial patients who are prescribed the Company’s primary care medicines or RAYOS, the HorizonCares program offers co-pay assistance when a third-party commercial payer covers a prescription but requires an eligible patient to pay a co-pay or deductible, and offers full subsidization when a third-party commercial payer rejects coverage for an eligible patient. During the second half of 2016, the Company entered into business arrangements with pharmacy benefit managers, or PBMs, and other payers to secure formulary status and reimbursement of the Company’s medicines, such as the Company’s arrangements with Express Scripts, Inc., CVS Caremark and Prime Therapeutics LLC. The business arrangements with the PBMs generally require the Company to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions, but are intended to result in better formulary status and reimbursement for the covered medicines, which would reduce the amounts the Company pays in co-pay assistance or full subsidization of medicines when coverage is rejected. The success of this strategy will depend on the PBM arrangements leading to better reimbursement of RAYOS and the Company’s primary care medicines among healthcare plans, as well as the mix of healthcare plans that provide reimbursement. However, to the extent the Company does not realize sufficient savings in patient assistance costs to offset the fees paid to the PBMs, net pricing for its covered medicines would decline, which, absent an increase in prescription volumes, would reduce the Company’s net sales for its primary care business unit.

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

Effective January 1, 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”). The update requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through earnings as a component of income tax expense. Previously, these differences were generally recorded in additional paid-in capital and thus had no impact on net income. The change in treatment of excess tax benefits and tax deficiencies also impacts the computation of diluted earnings per share, and the cash flows associated with those items are classified as operating activities on the condensed consolidated statements of cash flows. Additionally, ASU No. 2016-09 permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as allowed under previous standards, or recognized when they occur. As a result of the adoption, $7.2 million of excess tax benefits that had not previously been recognized, as the related tax deduction had not reduced current taxes payable, were recorded on a modified retrospective basis through a cumulative effect adjustment to its accumulated deficit as of January 1, 2017. During the three months ended March 31, 2017, the Company recognized an excess tax deficiency of $0.3 million. The Company elected not to change its policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on the Company’s results of operations and related disclosures.

Effective January 1, 2017, the Company elected to early adopt ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”). The amendments in ASU No. 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The new standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers (Topic 606): Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU No. 2016-12, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards will be effective for the Company beginning in the first quarter of 2018. Early adoption is permitted. The Company expects to elect the modified retrospective method and expects to identify similar performance obligations under ASU No. 2014-09 as compared with deliverables and separate units of account previously identified. As a result, the Company expects the timing of the majority of its revenue to remain the same. Certain of the Company’s contracts for sales outside the United States include contingent amounts of variable consideration that the Company was precluded from recognizing because of the requirement for amounts to be “fixed or determinable”. However, the Company anticipates that ASU No. 2014-09 will require it to estimate these amounts and as a result, the Company expects to recognize the majority of its revenue under such contracts earlier under ASU No. 2014-09 than it would have recognized under current guidance. Otherwise, the adoption is not expected to have a material impact on the condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU No. 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”). The amendments in this ASU provide guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments in ASU No. 2016-15 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of ASU No. 2016-15 to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU No. 2016-16”). ASU No. 2016-16 was issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. ASU No. 2016-16 would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements. ASU No. 2016-16 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of ASU No. 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-16 on its condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”), which addresses diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. ASU No. 2016-18 will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2016-18 to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”), to eliminate the second step of the goodwill impairment test. ASU No. 2017-04 requires an entity to measure a goodwill impairment loss as the amount by which the carrying value of a reporting unit exceeds its fair value. Additionally, an entity should include the income tax effects from any tax deductible goodwill on the carrying value of the reporting unit when measuring a goodwill impairment loss, if applicable. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU No. 2017-04 to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

NOTE 2 – NET LOSS PER SHARE

The following table presents basic and diluted net loss per share for the three months ended March 31, 2017 and 2016 (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2017	2016
Basic and diluted net loss per share calculation:
Net loss	$(90,570)	$(45,406)
Weighted average ordinary shares outstanding	161,972,052	159,904,416
Basic and diluted net loss per share	$(0.56)	$(0.28)

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

The computation of diluted net loss per share excluded 15.5 million and 16.7 million equity awards and warrants for the three months ended March 31, 2017 and 2016, respectively, because their inclusion would have had an anti-dilutive effect on diluted net loss per share.

The potentially dilutive impact of the March 2015 private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) by Horizon Pharma Investment Limited (“Horizon Investment”), a wholly owned subsidiary of the Company, is determined using a method similar to the treasury stock method. Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash. Instead, the Company is required to increase the diluted net (loss) income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted net (loss) income per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s ordinary shares over the reporting period is in excess of the exchange price of the Exchangeable Senior Notes. There was no calculated spread added to the denominator for the three months ended March 31, 2017 and 2016.

NOTE 3 – BUSINESS ACQUISITIONS AND OTHER ARRANGEMENTS

Business Acquisitions

Raptor Acquisition

On October 25, 2016, the Company completed its acquisition of Raptor in which the Company acquired all of the issued and outstanding shares of Raptor’s common stock for $9.00 per share. The acquisition added two medicines, PROCYSBI and QUINSAIR, to the Company’s medicine portfolio. Through the acquisition, the Company expects to leverage as well as expand the existing infrastructure of its orphan disease business. Following completion of the acquisition, Raptor became a wholly owned subsidiary of the Company and converted to a limited liability company, changing its name to Horizon Pharmaceutical LLC. The Company financed the transaction through $300.0 million of aggregate principal amount of 2024 Senior Notes, $375.0 million aggregate principal amount of loans pursuant to an amendment to the Company’s existing credit agreement, as described in Note 15, and cash on hand. The total consideration for the acquisition was approximately $860.8 million, including cash acquired of $24.9 million and $56.0 million to repay Raptor’s outstanding debt, and was composed of the following (in thousands):

Cash	$841,494
Net settlements on the exercise of stock options and restricted stock units	19,268
Total consideration	$860,762

During the three months ended March 31, 2017, the Company incurred $9.1 million in Raptor acquisition-related costs including advisory, legal, accounting, severance, retention bonuses and other professional and consulting fees, which were accounted for as “selling, general and administrative” expenses in the condensed consolidated statements of comprehensive loss.

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

Inventories acquired included raw materials, work in process and finished goods for PROCYSBI and QUINSAIR. Inventories were recorded at their preliminary estimated fair values. The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. The fair value of work in process has been determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing costs. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $67.0 million was recorded in connection with the acquisition. During the three months ended March 31, 2017, the Company recorded inventory step-up expense of $26.2 million related to PROCYSBI and QUINSAIR.

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

Developed technology intangible assets reflect the estimated fair value of Raptor’s rights to PROCYSBI. The preliminary fair value of developed technology was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for Raptor’s medicines. Indications of value were developed by discounting these benefits to their acquisition-date worth at a discount rate of 12.5%. The fair value of the PROCYSBI developed technology was capitalized as of the Raptor acquisition date and is subsequently being amortized over approximately thirteen years and nine years for the U.S. rights and ex-U.S. rights, respectively, which are the periods in which over 90% of the estimated cash flows are expected to be realized. The Company assigned no preliminary fair value to QUINSAIR developed technology as projections of future net sales do not exceed the related costs.

The Company has assigned a preliminary fair value of $102.0 million to a contingent liability for royalties potentially payable under previously existing agreements related to PROCYSBI. The royalties for PROCYSBI are payable under the terms of a license agreement with The Regents of the University of California, San Diego (“UCSD”). See Note 13 for details of the percentages of royalties payable under this agreement. The initial fair value of this liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rate used was the same as for the fair value of the developed technology.

Deferred tax assets and liabilities arise from acquisition accounting adjustments where book values of certain assets and liabilities differ from their tax bases. Deferred tax assets and liabilities are recorded at the currently enacted rates which will be in effect at the time when the temporary differences are expected to reverse in the country where the underlying assets and liabilities are located. Raptor’s developed technology as of the acquisition date was located primarily in the United States where an estimated U.S. tax rate of 36.6% is being utilized and a significant deferred tax liability is recorded. Goodwill represents the excess of the preliminary acquisition consideration over the estimated fair value of net assets acquired and was recorded in the condensed consolidated balance sheet as of the acquisition date. The Company does not expect any portion of this goodwill to be deductible for tax purposes.

Acquisition of Additional Rights to Interferon Gamma-1b

On May 18, 2016, the Company entered into a definitive agreement with Boehringer Ingelheim International to acquire certain rights to interferon gamma-1b, which Boehringer Ingelheim International currently commercializes under the trade names IMUKIN, IMUKINE, IMMUKIN and IMMUKINE in an estimated thirty countries primarily in Europe and the Middle East. Under the terms of the agreement, the Company paid Boehringer Ingelheim International €5.0 million ($5.6 million when converted using a Euro-to-Dollar exchange rate of 1.1132) upon signing and will pay €20.0 million upon closing, for certain rights for interferon gamma-1b in all territories outside of the United States, Canada and Japan, as the Company currently holds marketing rights to interferon gamma-1b in these territories. The transaction is expected to close in 2017 and the Company is continuing to work with Boehringer Ingelheim International to enable the transfer of applicable marketing authorizations. The Company currently markets interferon gamma-1b as ACTIMMUNE in the United States. The €5.0 million upfront amount paid in May 2016 had been included in “other assets” in the Company’s condensed consolidated balance sheet. Following the discontinuation of the STEADFAST program for ACTIMMUNE, as further described in Note 1, the Company recorded an impairment charge of €5.0 million ($5.3 million when converted using a Euro-to-Dollar exchange rate at date of impairment of 1.052) to fully write off the asset in its condensed consolidated statements of comprehensive loss during the year ended December 31, 2016 as projections for future net sales of IMUKIN in these territories did not exceed the related costs. Upon closing, the Company expects to record the additional €20.0 million payment as an expense in its condensed consolidated statement of comprehensive (loss) income.

Crealta Acquisition

On January 13, 2016, the Company completed its acquisition of all the membership interests of Crealta. The acquisition added two medicines, KRYSTEXXA and MIGERGOT, to the Company’s medicine portfolio. The Crealta acquisition further diversified the Company’s portfolio of medicines and aligned with its focus of acquiring value-enhancing, clinically differentiated, long-life medicines that treat orphan diseases. The total consideration for the acquisition was approximately $539.7 million, including cash acquired of $24.9 million and $70.9 million to repay Crealta’s outstanding debt, and was composed of the following (in thousands):

Cash	$536,206
Net settlements on the exercise of stock options and restricted stock units	3,526
Total consideration	$539,732

During the three months ended March 31, 2017, the Company incurred $0.5 million in Crealta acquisition-related costs including legal, retention bonuses and other professional and consulting fees, which were accounted for as “selling, general and administrative” expenses. During the three months ended March 31, 2016, the Company incurred $10.1 million in Crealta acquisition-related costs including advisory, legal, accounting, valuation, severance, retention bonuses and other professional and consulting fees, of which $10.0 million was accounted for as “selling, general and administrative” and $0.1 million as “costs of goods sold” in the condensed consolidated statement of comprehensive loss.

Pursuant to ASC 805, the Company accounted for the Crealta acquisition as a business combination using the acquisition method of accounting. Identifiable assets and liabilities of Crealta, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Significant judgment was required in determining the estimated fair values of developed technology intangible assets, inventories and certain other assets and liabilities. Such valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed were based on reasonable estimates and assumptions.

The following table summarizes the final fair values assigned to the assets acquired and the liabilities assumed by the Company (in thousands):

(Liabilities assumed) and assets acquired:	Allocation
Accounts payable and accrued expenses	$(4,543)
Accrued trade discounts and rebates	(1,424)
Deferred tax liabilities	(20,141)
Other non-current liabilities	(6,900)
Contingent royalty liabilities	(51,300)
Cash and cash equivalents	24,893
Accounts receivable	10,014
Inventories	149,363
Prepaid expenses and other current assets	1,382
Developed technology	428,200
Other non-current assets	275
Goodwill	9,913
Fair value of consideration paid	$539,732

Inventories acquired included raw materials, work in process and finished goods for KRYSTEXXA and MIGERGOT. Inventories were recorded at their estimated fair values. The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. The fair value of work in process has been determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing costs. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $144.3 million was recorded in connection with the acquisition. During the three months ended March 31, 2017, the Company recorded inventory step-up expense of $14.4 million related to KRYSTEXXA and MIGERGOT.

Other tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximated their acquisition date fair values.

Other non-current liabilities represented an assumed $6.9 million probable contingent liability which was released to “other income (expense)” in the condensed consolidated statement of comprehensive loss during the year ended December 31, 2016.

Identifiable intangible assets and liabilities acquired include developed technology and contingent royalties. The estimated fair values of the developed technology and contingent royalties represent valuations performed with the assistance of an independent appraisal firm based on management’s estimates, forecasted financial information and reasonable and supportable assumptions.

Developed technology intangible assets reflect the estimated fair value of Crealta’s rights to KRYSTEXXA and MIGERGOT. The fair value of developed technology was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for Crealta’s medicines. Indications of value were developed by discounting these benefits to their acquisition-date worth at a discount rate of 27% for KRYSTEXXA and 23% for MIGERGOT. The fair value of the KRYSTEXXA and MIGERGOT developed technologies were capitalized as of the Crealta acquisition date and are subsequently being amortized over approximately twelve and ten years, respectively, which are the periods in which over 90% of the estimated cash flows are expected to be realized.

The Company has assigned a fair value of $51.3 million to a contingent liability for royalties potentially payable under previously existing agreements related to KRYSTEXXA and MIGERGOT. The royalties for KRYSTEXXA are payable under the terms of a license agreement with Duke University (“Duke”) and Mountain View Pharmaceuticals (“MVP”). See Note 13 for details of the percentages of royalties payable under such agreements. The initial fair value of this liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rate used was the same as for the fair value of the developed technology.

The deferred tax liability recorded represents deferred tax liabilities assumed as part of the acquisition, net of deferred tax assets, related to net operating tax loss carryforwards of Crealta.

Goodwill represents the excess of the acquisition consideration over the estimated fair value of net assets acquired and was recorded in the condensed consolidated balance sheet as of the acquisition date. The Company does not expect any portion of this goodwill to be deductible for tax purposes.

Other Arrangements

On November 8, 2016, the Company entered into a collaboration and option agreement with a privately held life-science entity. Under the terms of the agreement, the privately held life-science entity will conduct certain research and pre-clinical and clinical development activities. Upon execution of the agreement, the Company paid $0.1 million for the option to acquire certain of the privately held life-science entity’s assets for $25.0 million, which is exercisable on specified key dates. Under the collaboration and option agreement, the Company is required to pay up to $9.8 million upon the attainment of various milestones, primarily to fund clinical development costs for the medicine. The Company paid $0.2 million in the fourth quarter of 2016 and $0.9 million in the first quarter of 2017 related to milestones. The initial upfront amount paid of $0.1 million has been included in “other assets” in the Company’s condensed consolidated balance sheet as of December 31, 2016 and March 31, 2017 and the milestone amounts of $1.1 million paid to date were recorded as “research and development” expenses in the condensed consolidated statement of comprehensive loss during the year ended December 31, 2016. The Company has determined that the privately held life-science entity is a variable interest entity (“VIE”) as it does not have enough equity to finance its activities without additional financial support. As the Company does not have the power to direct the activities of the VIE that most significantly affect its economic performance, it is not the primary beneficiary of, and does not consolidate the results of, the VIE. The Company will reassess the appropriate accounting treatment for this arrangement throughout the life of the agreement and modify these accounting conclusions accordingly.

Pro Forma Information

The table below represents the condensed consolidated financial information for the Company for the three months ended March 31, 2016 on a pro forma basis, assuming that the Crealta and Raptor acquisitions occurred as of January 1, 2016. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the Crealta and Raptor acquisitions, and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of definite-lived intangible assets, interest expense, debt discount and deferred financing costs associated with the debt in connection with the acquisitions.

Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (in thousands):

	For the Three Months Ended March 31, 2016
	As reported	Pro forma	Pro forma
	(Unaudited)	adjustments	(Unaudited)
		(Unaudited)
Net sales	$204,690	$29,660	$234,350
Net loss	(45,406)	(55,021)	(100,427)

The Company’s unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2016 include KRYSTEXXA and MIGERGOT net sales as a result of the acquisition of Crealta of $16.2 million and $0.9 million, respectively.

Crealta and Raptor have been integrated into the Company’s business and as a result of these integration efforts, the Company cannot distinguish between these operations and those of the Company’s legacy business.

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

The components of inventories as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$13,995	$10,233
Work-in-process	60,044	85,022
Finished goods	63,800	79,533
Inventories, net	$137,839	$174,788

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on the Company’s gross profit, gross margin percentage and net income (loss) for all affected periods, the Company discloses balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements.

Finished goods at March 31, 2017 included $34.7 million of stepped-up KRYSTEXXA and MIGERGOT inventory and $12.5 million of stepped-up PROCYSBI and QUINSAIR inventory. Work-in-process at March 31, 2017 included $46.2 million of stepped-up KRYSTEXXA and MIGERGOT inventory and $5.3 million of stepped up PROCYSBI and QUINSAIR inventory.

Finished goods at December 31, 2016 included $27.7 million of stepped-up KRYSTEXXA and MIGERGOT inventory and $38.1 million of stepped-up PROCYSBI and QUINSAIR inventory. Work-in-process at December 31, 2016 included $67.6 million of stepped-up KRYSTEXXA and MIGERGOT inventory and $5.9 million of stepped-up PROCYSBI and QUINSAIR inventory.

During the three months ended March 31, 2017 the Company recorded $14.4 million of KRYSTEXXA and MIGERGOT inventory step-up expense and $26.2 million of PROCYSBI and QUINSAIR inventory step-up expense. During the three months ended March 31, 2016, the Company recorded $7.4 million of KRYSTEXXA and MIGERGOT inventory step-up expense.

The Company expects that the KRYSTEXXA and MIGERGOT inventory step-up will be fully expensed by the end of the second quarter of 2018. Following that period, the Company expects the costs of goods sold related to KRYSTEXXA and MIGERGOT to decrease significantly to levels consistent with the historical cost of goods sold of Crealta. The Company expects the PROCYSBI and QUINSAIR inventory step-up will be fully expensed by the end of the fourth quarter of 2017. Following that period, the Company expects the costs of goods sold related to PROCYSBI and QUINSAIR to decrease significantly to levels consistent with the historical cost of goods sold of Raptor.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Medicine samples inventory	$13,096	$10,192
Prepaid income taxes	8,911	9,155
Deferred charge for taxes on intra-group profit	7,801	7,801
Rabbi trust assets	4,396	3,073
Other prepaid expenses	17,887	19,398
Prepaid expenses and other current assets	$52,091	$49,619

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Software	$10,924	$10,876
Leasehold improvements	9,351	9,184
Machinery and equipment	4,566	4,566
Computer equipment	3,112	3,069
Other	2,755	2,664
	30,708	30,359
Less accumulated depreciation	(10,185)	(8,319)
Construction in process	268	17
Software implementation in process	2,766	1,427
Property and equipment, net	$23,557	$23,484

The Company capitalizes development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.

Software implementation in process as of March 31, 2017 and December 31, 2016 was related to new enterprise resource planning software being implemented by the Company. The software is being implemented on a phased basis starting January 2016 and depreciation is not recorded on capitalized costs relating to a phase which has not yet entered service. Once a particular phase of the project enters service, associated capitalized costs are moved from “software implementation in process” to “software” in the table above, and depreciation commences.

Depreciation expense was $1.8 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of March 31, 2017 and December 31, 2016 was $445.6 million.

During the year ended December 31, 2016 the Company recognized goodwill of $9.9 million and $189.1 million in connection with the Crealta and Raptor acquisitions, respectively, which represented the excess of the purchase prices over the fair value of the net assets acquired.

As of March 31, 2017, there were no accumulated goodwill impairment losses. See Note 3 for further details of goodwill acquired in business acquisitions.

Intangible Assets

As of March 31, 2017, the Company’s intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, MIGERGOT, PENNSAID 2%, PROCYSBI, RAVICTI, RAYOS and VIMOVO in the United States, and AMMONAPS, BUPHENYL, LODOTRA and PROCYSBI outside the United States, as well as customer relationships for ACTIMMUNE.

During the year ended December 31, 2016, in connection with the acquisition of Crealta, the Company capitalized $402.2 million of developed technology related to KRYSTEXXA and $26.0 million of developed technology related to MIGERGOT.

During the year ended December 31, 2016, in connection with the acquisition of Raptor, the Company capitalized $946.0 million of developed technology related to PROCYSBI.

See Note 3 for further details of intangible assets acquired in business acquisitions.

Prior to the fourth quarter of 2016, the Company had in-process research and development (“IPR&D”) of $66.0 million related to one research and development project to evaluate ACTIMMUNE in the treatment of FA. The fair value of the IPR&D was recorded as an indefinite-lived intangible asset and was being tested for impairment annually until completion or abandonment of the research and development efforts associated with the project. On December 8, 2016, the Company announced that the Phase 3 trial, STEADFAST, evaluating ACTIMMUNE for the treatment of FA did not meet its primary endpoint of a statistically significant change from baseline in the FARS-mNeuro at twenty-six weeks versus treatment with placebo. In addition, the secondary endpoints did not meet statistical significance. No new safety findings were identified on initial review of data other than those already noted in the ACTIMMUNE prescribing information for approved indications. The Company, in conjunction with the independent Data Safety Monitoring Board, the principal investigator and FARA, Collaborative Clinical Research Network in FA, determined that, based on the trial results, the STEADFAST program would be discontinued, including the twenty-six week extension study and the long-term safety study. The IPR&D had no alternative use or economic value as a result of the cancellation of the project, and the Company recorded an impairment charge of $66.0 million to “impairment of in-process research and development” in its condensed consolidated statements of comprehensive loss during the year ended December 31, 2016 to fully write off the value of the asset on its condensed consolidated balance sheet.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company does not believe there have been any circumstances or events that would indicate that the carrying value of any of its intangible assets, except for IPR&D as described above, was impaired at March 31, 2017 or December 31, 2016.

Intangible assets as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017			December 31, 2016
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$3,166,695	$(468,985)	$2,697,710	$3,166,695	$(399,511)	$2,767,184
Customer relationships	8,100	(2,052)	6,048	8,100	(1,849)	6,251
Total intangible assets	$3,174,795	$(471,037)	$2,703,758	$3,174,795	$(401,360)	$2,773,435

Amortization expense for the three months ended March 31, 2017 and 2016 was $69.7 million and $49.7 million, respectively. As of March 31, 2017 estimated future amortization expense was as follows (in thousands):

2017 (April to December)	$210,072
2018	279,747
2019	266,755
2020	266,747
2021	259,036
Thereafter	1,421,401
Total	$2,703,758

NOTE 8 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued wholesaler fees and commercial rebates	$158,365	$47,460
Accrued co-pay and other patient assistance	175,576	188,504
Accrued government rebates and chargebacks	79,702	61,592
Accrued trade discounts and rebates	413,643	297,556
Invoiced wholesaler fees and commercial rebates, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	51,905	16,830
Total customer-related accruals and allowances	$465,548	$314,386

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2016 to March 31, 2017 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2016	$47,651	$205,143	$61,592	$314,386
Current provisions relating to sales during the three months ended March 31, 2017	134,964	460,456	76,357	671,777
Adjustments relating to prior-year sales	6,065	(59)	757	6,763
Payments relating to sales during the three months ended March 31, 2017	(3,069)	(237,660)	(19,532)	(260,261)
Payments relating to prior-year sales	(26,753)	(205,084)	(35,280)	(267,117)
Balance at March 31, 2017	$158,858	$222,796	$83,894	$465,548

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Payroll-related expenses	$41,877	$66,417
Consulting and professional services	34,549	33,614
Accrued interest	25,268	18,938
Litigation settlement	16,250	32,500
Accrued other	26,902	31,296
Accrued expenses	$144,846	$182,765

Accrued payroll-related expenses at March 31, 2017 and December 31, 2016 included $7.5 million and $15.0 million, respectively, of severance and employee costs as a result of the Raptor acquisition. The Company anticipates that a significant amount of the Raptor acquisition-related cash payments will be complete by the fourth quarter of 2017.

Accrued litigation settlement at March 31, 2017 and December 31, 2016 included $16.3 million and $32.5 million, respectively, in relation to a litigation settlement with Express Scripts. See Note 14 for further details of this settlement.

Accrued other as of March 31, 2017 and December 31, 2016 included $9.5 million related to a loss on inventory purchase commitments. During the year ended December 31, 2016, the Company committed to purchase additional units of ACTIMMUNE from Boehringer Ingelheim RCV GmbH & Co KG (“Boehringer Ingelheim”). These additional units of ACTIMMUNE were intended to cover anticipated demand if the results of the STEADFAST study of ACTIMMUNE for the treatment of FA had been successful. Following the discontinuation of the STEADFAST program during the year ended December 31, 2016, the Company recorded a loss of $14.3 million in “cost of goods sold” in the condensed consolidated statement of comprehensive loss for firm, non-cancellable and unconditional purchase commitments for quantities in excess of the Company’s current forecasts for future demand. “Other long-term liabilities” as of March 31, 2017 and December 31, 2016 included an additional $4.8 million related to this loss on inventory purchase commitments. Accrued other as of March 31, 2017 and December 31, 2016 also included $3.5 million and $4.0 million, respectively, related to costs to be incurred to discontinue the clinical trial.

NOTE 10 – ACCRUED ROYALTIES

During the three months ended March 31, 2017, changes to the liability for royalties for medicines acquired through business combinations consisted of the following (in thousands):

Balance as of December 31, 2016	$334,274
Remeasurement of royalty liabilities	(2,944)
Royalty payments	(10,952)
Accretion expense	12,959
Other royalty expense	161
Balance as of March 31, 2017	333,498
Accrued royalties - current portion as of March 31, 2017	60,307
Accrued royalties, net of current as of March 31, 2017	$273,191

During the three months ended March 31, 2017, based on higher expected sales of KRYSTEXXA versus the Company’s previous expectations and estimates for future sales of KRYSTEXXA, the Company recorded a charge of $6.6 million to cost of goods sold. The Company also recorded a reduction of $9.5 million to cost of goods sold related to VIMOVO as a result of updated estimates of future sales of VIMOVO.

NOTE 11- SEGMENT AND OTHER INFORMATION

The following table presents the amount and percentage of gross sales from customers that represented more than 10% of the Company’s gross sales included in its single operating segment, and all other customers are a group (in thousands, except percentages):

	For the Three Months Ended March 31,
	2017		2016
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$305,552	33%	$351,811	51%
Customer B	251,090	27%	81,174	12%
Customer C	139,224	15%	76,138	11%
Other Customers	232,707	25%	183,503	26%
Gross Sales	$928,573	100%	$692,626	100%

NOTE 12 – FAIR VALUE MEASUREMENTS

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

As of March 31, 2017 the Company’s restricted cash included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

Other current assets and other long-term liabilities recorded at fair value on a recurring basis are composed of investments held in a rabbi trust and the related deferred liability for deferred compensation arrangements. Quoted prices for this investment, primarily in mutual funds, are available in active markets. Thus, the Company’s investments related to deferred compensation arrangements and the related long-term liability are classified as Level 1 measurements in the fair value hierarchy.

The Company transfers its financial assets and liabilities between the fair value hierarchies at the end of each reporting period. There were no transfers between the different levels of the fair value hierarchy during the three months ended March 31, 2017 or 2016.

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$3,000	$—	$3,000
Money market funds	480,000	—	—	480,000
Other current assets	4,396	—	—	4,396
Liabilities:
Other long-term liabilities	(4,396)			(4,396)
Total assets and liabilities at fair value	$480,000	$3,000	$—	$483,000

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$3,000	$—	$3,000
Money market funds	170,000	—	—	170,000
Other current assets	3,038	—	—	3,038
Liabilities:
Other long-term liabilities	(3,038)			(3,038)
Total assets and liabilities at fair value	$170,000	$3,000	$—	$173,000

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company has the following office space lease agreements in place for real properties:

Location	Approximate Square Footage	Lease Expiry Date
Dublin, Ireland	18,900	November 3, 2029
Lake Forest, Illinois (1)	160,000	March 31, 2024
Novato, California (2)	61,000	August 31, 2021
Deerfield, Illinois (3)	53,500	June 30, 2018
Brisbane, California	20,100	November 30, 2019
Mannheim, Germany	14,300	December 31, 2018
Chicago, Illinois	6,500	December 31, 2018
Utrecht, the Netherlands	5,400	October 31, 2019
Reinach, Switzerland	3,500	May 31, 2020

(1)	In connection with the Lake Forest, Illinois lease, the Company has provided a $2.0 million letter of credit to the landlord, through a commercial bank.
(2)

During the three months ended March 31, 2017, the Company vacated an area of the office space in Novato, California. During April 2017, the Company entered into a sublease arrangement for a portion of this space with a third party.

(3)

During the three months ended March 31, 2016, the Company vacated the premises in Deerfield, Illinois and began occupying the premises in Lake Forest, Illinois. During April 2017, the Company entered into a sublease arrangement for a portion of this space with a third party.

Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”), which was amended in March 2011 and in January 2017. Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The earliest the agreement can expire is December 31, 2023, and the minimum purchase commitment is in force until December 2023. At March 31, 2017, the minimum purchase commitment based on tablet pricing in effect under the agreement was $6.3 million through December 2023. Additionally, purchase orders relating to the manufacture of RAYOS/LODOTRA of $0.4 million were outstanding at March 31, 2017.

In May 2011, the Company entered into a manufacturing and supply agreement with Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”), and amended the agreement effective as of September 25, 2013. Pursuant to the agreement, as amended, Sanofi-Aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia. At March 31, 2017, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $6.3 million, which is to be delivered through June 2017.

In July 2013, Vidara and Boehringer Ingelheim entered into an exclusive supply agreement, which the Company assumed in September 2014 and amended effective as of June 1, 2015. Under the agreement, Boehringer Ingelheim is required to manufacture and supply interferon gamma-1b (ACTIMMUNE) to the Company. The Company is required to purchase minimum quantities of finished medicine per annum through July 2020. During the year ended December 31, 2016, the Company committed to purchase additional amounts of ACTIMMUNE from Boehringer Ingelheim. These additional amounts were intended to cover anticipated demand if the results of the STEADFAST study of ACTIMMUNE for the treatment of FA had been successful. As of March 31, 2017, the minimum binding purchase commitment to Boehringer Ingelheim was $23.3 million (converted using a Dollar-to-Euro exchange rate of 1.0656) through July 2020. Following the discontinuation of the STEADFAST program, the Company recorded a loss of $14.3 million in “cost of goods sold” in the condensed consolidated statement of comprehensive loss during the year ended December 31, 2016 for a portion of this commitment which represented firm, non-cancellable and unconditional purchase commitments for quantities in excess of the Company’s current forecasts for future demand. During the year ended December 31, 2016, the Company also committed to incur an additional $14.9 million for the harmonization of the drug substance manufacturing process with Boehringer Ingelheim. These additional costs will be incurred during the years 2017 through 2021. During the three months ended March 31, 2017 the Company recorded $5.8 million in its condensed consolidated statement of comprehensive loss related to the harmonization of the drug substance manufacturing process.

In November 2013, the Company entered into a long-term master manufacturing services and product agreement with Patheon Pharmaceuticals Inc. (“Patheon”) pursuant to which Patheon is obligated to manufacture VIMOVO for the Company through December 31, 2019. The Company agreed to purchase a specified percentage of VIMOVO requirements for the United States from Patheon. The Company must pay an agreed price for final, packaged VIMOVO supplied by Patheon as set forth in the Patheon manufacturing agreement, subject to adjustments, including certain unilateral adjustments by Patheon, such as annual adjustments for inflation and adjustments to account for certain increases in the cost of components of VIMOVO other than active materials. The Company issues twelve-month forecasts of the volume of VIMOVO that the Company expects to order. The first six months of the forecast are considered binding firm orders. At March 31, 2017, the Company had a binding purchase commitment with Patheon for VIMOVO of $0.8 million which is to be delivered through June 2017.

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo Research Inc., (“Nuvo”), the Company and Nuvo entered into an exclusive supply agreement. Under the supply agreement, which was amended in February 2016, Nuvo is obligated to manufacture and supply PENNSAID 2% to the Company. The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. At least ninety days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities. At March 31, 2017, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $4.3 million through July 2017.

In November 2010, Raptor and Patheon entered into a manufacturing services agreement, which the Company assumed as a result of its acquisition of Raptor. Under the agreement, which was amended in April 2012 and June 2013, Patheon is obligated to manufacture PROCYSBI for the Company through December 31, 2019. The Company must provide Patheon with rolling, non-binding forecasts of PROCYSBI, with a portion of the forecast being a firm written order. In November 2010, Raptor and Cambrex Profarmaco Milano (“Cambrex”) entered into an active pharmaceutical ingredient (“API”) supply agreement, which the Company assumed as a result of its acquisition of Raptor. Under the agreement, which was amended in April 2013 and August 2016, Cambrex is obligated to manufacture PROCYSBI API for the Company through November 30, 2020. The Company must provide Cambrex with rolling, non-binding forecasts, with a portion of the forecast being the minimum floor of the firm order that must be placed. At March 31, 2017, the Company had a binding purchase commitment with Patheon for PROCYSBI of $1.2 million through August 2017 and with Cambrex for PROCYSBI API of $2.8 million through December 2020.

In March 2007, Savient Pharmaceuticals, Inc. (as predecessor in interest to Crealta), entered into a commercial supply agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”) for the production of the bulk KRYSTEXXA medicine (“bulk product”). The Company assumed this agreement as part of the Crealta acquisition and amended the agreement in September 2016. Under this agreement, the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least eighty percent of its annual world-wide bulk product requirements from BTG Israel. The term of the agreement runs until December 31, 2030, and will automatically renew for successive three year periods unless earlier terminated by either party upon three years prior written notice. The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years prior written notice. Under the agreement if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israeli Office of the Chief Scientist (“OCS”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the OCS. The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order. The first six months of the forecast are considered binding firm orders. At March 31, 2017, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $53.0 million through December 31, 2026. Additionally, other binding commitments relating to the manufacture of KRYSTEXXA of $1.3 million were outstanding at March 31, 2017.

Excluding the above, additional purchase orders relating to the manufacture of BUPHENYL, MIGERGOT, QUINSAIR and RAVICTI of $11.1 million were outstanding at March 31, 2017. In addition to these purchase orders, the Company’s manufacturing agreement with Lyne Laboratories Inc. in relation to RAVICTI provides for a minimum additional purchase amount of $0.5 million for 2017.

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

Under the terms of an assignment and option agreement with Connetics Corporation (which was the predecessor parent company to InterMune Pharmaceuticals Inc. and is now part of GlaxoSmithKline), (“Connetics”), the Company is obligated to pay low single-digit royalties to Connetics on the Company’s net sales of ACTIMMUNE in the United States.

RAVICTI

Under the terms of an asset purchase agreement with Ucyclyd Pharma, Inc. (“Ucyclyd”), the Company is obligated to pay to Ucyclyd tiered mid to high single-digit royalties on its global net sales of RAVICTI. Under the terms of a license agreement with Brusilow, the Company is obligated to pay low single-digit royalties to Brusilow on net sales of RAVICTI that are covered by a valid claim of a licensed patent.

BUPHENYL

Under the terms of an amended and restated collaboration agreement with Ucyclyd, the Company is obligated to pay to Ucyclyd tiered mid to high single-digit royalties on its net sales in the United States of BUPHENYL to urea cycle disorder patients outside of the U.S. Food and Drug Administration (“FDA”) approved labeled age range for RAVICTI.

KRYSTEXXA

Under the terms of a license agreement with Duke and MVP, the Company is obligated to pay Duke a mid single-digit royalty on its global net sales of KRYSTEXXA and a royalty of between 5% and 15% on any global sublicense revenue. The Company is also obligated to pay MVP a mid single-digit royalty on its net sales of KRYSTEXXA outside of the United States and a royalty of between 5% and 15% on any sublicense revenue outside of the United States.

PROCYSBI

Under the terms of a license agreement with UCSD, the Company is obligated to pay to UCSD tiered low to mid single-digit royalties on its net sales of PROCYSBI.

The royalty obligations described above are included in accrued royalties on the Company’s condensed consolidated balance sheets.

For all of the royalty agreements entered into by the Company, a total expense of $12.0 million and $10.5 million was recorded in cost of goods sold during the three months ended March 31, 2017 and 2016, respectively.

Other Agreements

On November 8, 2016, the Company entered into a collaboration and option agreement with a privately held life-science entity. Under the terms of the agreement, the privately held life-science entity will conduct certain research and pre-clinical and clinical development activities. Upon execution of the agreement, the Company paid $0.1 million for the option to acquire certain of the privately held life-science entity’s assets for $25.0 million, which is exercisable on specified key dates. Under the collaboration and option agreement, the Company is required to pay up to $9.8 million upon the attainment of various milestones, primarily to fund clinical development costs for the medicine. The Company has paid $0.2 million in the fourth quarter of 2016 and a further $0.9 million in the first quarter of 2017 related to milestones.

On May 18, 2016, the Company entered into a definitive agreement with Boehringer Ingelheim International to acquire certain rights to interferon gamma-1b, which Boehringer Ingelheim International currently commercializes under the trade names IMUKIN, IMUKINE, IMMUKIN and IMMUKINE in an estimated thirty countries primarily in Europe and the Middle East. Under the terms of the agreement, the Company paid Boehringer Ingelheim International €5.0 million ($5.6 million when converted using a Euro-to-Dollar exchange rate of 1.1132) upon signing and will pay €20.0 million upon closing, for certain rights for interferon gamma-1b in all territories outside of the United States, Canada and Japan, as the Company currently holds marketing rights to interferon gamma-1b in these territories.

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

In November 2015, Express Scripts filed suit against the Company in Delaware Superior Court, Newcastle County, asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and declaratory relief arising from the parties’ 2012 Preferred Savings Grid Rebate Program Agreement. The Company filed a counter-claim against Express Scripts for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief arising from Express Scripts’ breach of the rebate agreement. In September 2016, the Company entered into a settlement agreement and mutual release with Express Scripts pursuant to which the Company and Express Scripts were released from any and all claims relating to the litigation without admitting any fault or wrongdoing and the Company agreed to pay Express Scripts $65.0 million. The settlement amount will be paid to Express Scripts in installments, with 50 percent of the installment paid in the fourth quarter of 2016, 25 percent in January 2017 and 25 percent in April 2017. The full amount of this settlement was accounted for as a reduction of “net sales” in the condensed consolidated statements of comprehensive loss for the year ended December 31, 2016.

In November 2015, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents and information related to its patient access programs and other aspects of its marketing and commercialization activities. The Company is unable to predict how long this investigation will continue or its outcome, but it anticipates that it will continue to incur significant costs in connection with the investigation, regardless of the outcome. The Company may also become subject to similar investigations by other governmental agencies. The investigation by the U.S. Attorney’s Office and any additional investigations of the Company’s patient access programs and sales and marketing activities may result in damages, fines, penalties or other administrative sanctions against the Company.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. In connection with the federal securities class action litigation (described in Note 14 below), the Company has received notice from the Underwriter Defendants (as defined below) of their intention to seek indemnification and has received, but not yet paid, several invoices from the Underwriter Defendants. The Company may record charges in the future as a result of these indemnification obligations.

In accordance with its memorandum and articles of association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. Additionally, the Company has entered into, and intends to continue to enter into, separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers, or any of the Company’s subsidiaries or any other company or enterprise to which the person provides services at the Company’s request. In connection with the federal securities class action litigation (described in Note 14 below), the Company has paid legal fees and costs on behalf of itself and the current and former officers and directors of the Company who are named as defendants in that litigation. The Company also has a director and officer insurance policy that enables it to recover a portion of any amounts paid for future potential claims. Certain of the Company’s officers and directors had also entered into separate indemnification agreements with HPI prior to the Vidara Merger.

NOTE 14- LEGAL PROCEEDINGS

RAYOS

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

PENNSAID 2%

On November 13, 2014, the Company received a Paragraph IV Patent Certification from Watson Laboratories, Inc. (“Watson Laboratories”) advising that Watson Laboratories had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On December 23, 2014, the Company filed suit in the United States District Court for the District of New Jersey against Watson Laboratories, Actavis, Inc., and Actavis plc (collectively “Actavis”) seeking an injunction to prevent the approval of the ANDA. Since then, Watson Laboratories, Inc. changed its name to Actavis Laboratories UT, Inc., and is the current owner of the ANDA. The lawsuit alleged that Actavis has infringed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market a generic version of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the FDA’s Orange Book (“Orange Book”). The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Actavis’ ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid.

On June 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent 9,066,913.  On August 11, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent 9,101,591. On September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent 9,132,110. All three patents, U.S. Patents 9,066,913, 9,101,591 and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%. These three cases have since been consolidated with the case filed against Actavis on December 23, 2014.

On August 17, 2016, the district court issued a Markman opinion holding certain of the asserted claims of U.S. Patents 8,252,838, 8,563,613, 9,066,913 and 9,101,591 invalid as indefinite.  On August 30, 2016, Horizon filed a motion for reconsideration of the court’s August 17, 2016, opinion.  On January 6, 2017, the court denied Horizon’s motion for reconsideration.  On March 16, 2017, the court granted Actavis’ motion for summary judgment of non-infringement of the asserted claims of U.S. Patents 8,546,450, 8,217,078 and 9,132,110.  A final judgment confirming this non-infringement decision is expected to issue no later than May 14, 2017.  In view of the Markman and summary judgment decisions, a bench trial was held on March 21-30, 2017, regarding claim 12 of U.S. Patent 9,066,913.  A decision is expected to be entered no later than May 14, 2017.

On October 27, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patents 9,168,304 and 9,168,305. On February 5, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,220,784. All three patents, U.S. Patent Nos. 9,168,304, 9,168,305, and 9,220,784, are listed in the Orange Book and have claims that cover PENNSAID 2%.  All claims from U.S. Patents 9,168,304, 9,168,305 and 9,220,784 asserted against Actavis were held invalid as indefinite by way of the court’s August 17, 2016, Markman opinion and the court’s January 6, 2017, order denying Horizon’s motion for reconsideration.  No claims from these three patents remain asserted against Actavis.

On August 18, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patents 9,339,551, 9,339,552, 9,370,501 and 9,375,412. All four patents, U.S. Patents 9,339,551, 9,339,552, 9,370,501 and 9,375,412, are listed in the Orange Book and have claims that cover PENNSAID 2%. This case is still pending, but has been stayed pending resolution of the trial in the above consolidated actions.

The Company received from Actavis a Paragraph IV Patent Certification Notice Letter dated September 27, 2016, against Orange Book listed U.S. Patent Nos. 9,415,029, advising that Actavis had filed an ANDA with the FDA for a generic version of PENNSAID 2%.

On December 2, 2014, the Company received a Paragraph IV Patent Certification against Orange Book listed U.S. Patents. 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164 and 8,741,956 from Paddock Laboratories, LLC (“Paddock”) advising that Paddock had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On January 9, 2015, the Company received from Paddock another Paragraph IV Patent Certification against newly Orange Book listed U.S. Patent No. 8,871,809. On January 13, 2015 and January 14, 2015, the Company filed suits in the United States District Court for the District of New Jersey and the United States District Court for the District of Delaware, respectively, against Paddock seeking an injunction to prevent the approval of the ANDA. The lawsuits alleged that Paddock has infringed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164 and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the Orange Book.

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

On February 2, 2015, the Company received a Paragraph IV Patent Certification against Orange Book listed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956 and 8,871,809 from Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. (collectively, “Taro”) advising that Taro had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On March 13, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Taro seeking an injunction to prevent the approval of the ANDA.

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

On March 18, 2015, the Company received a Paragraph IV Patent Certification against Orange Book listed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956 and 8,871,809 from Lupin Limited advising that Lupin Limited had filed an ANDA with the FDA for generic version of PENNSAID 2%. On April 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin Limited and Lupin Pharmaceuticals Inc. (collectively, “Lupin”), seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Lupin has infringed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164 and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Lupin’s ANDA for 30 months or until an earlier district court decision which finds that the subject patents are not infringed or are invalid.

On June 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent No. 9,066,913. On August 11, 2015, the Company filed an amended complaint in the United States District Court for the District of New Jersey against Lupin that added U.S. Patent No. 9,101,591 to the litigation concerning U.S. Patent  9,066,913. On September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent 9,132,110. All three patents, U.S. Patents  9,066,913, 9,101,591 and 9,132,110, are listed in the Orange Book and have claims that cover PENNSAID 2%.

On October 27, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patents 9,168,304 and 9,168,305. On February 5, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent No. 9,220,784. On August 18, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patents 9,339,551, 9,339,552, 9,370,501 and 9,375,412. All seven patents, U.S. Patents 9,168,304, 9,168,305, 9,220,784, 9,339,551, 9,339,552, 9,370,501 and 9,375,412, are listed in the Orange Book and have claims that cover PENNSAID 2%. All of the infringement actions brought against Lupin remain pending, with certain claims of the ’809, ’913, ’450, ’110, ’551, ’552, ’412 and ’501 patents being asserted.  The decisions reached by the court in the related Actavis actions regarding invalidity of asserted claims, as described above, will apply with equal force to the same claims asserted against Lupin in these actions.  The court has not yet set a trial date for the Lupin actions.

The Company received from Teligent, Inc., formerly known as IGI Laboratories, Inc. (“Teligent”), a Paragraph IV Patent Certification dated March 24, 2015 against Orange Book listed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956 and 8,871,809 advising that Teligent had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On May 21, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Teligent seeking an injunction to prevent the approval of the ANDA. The lawsuit alleged that Teligent has infringed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164 and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Teligent’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid.

On June 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Teligent for patent infringement of U.S. Patent 9,066,913. On August 11, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Teligent for patent infringement of U.S. Patent 9,101,591. On September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Teligent for patent infringement of U.S. Patent No. 9,132,110. All three patents, U.S. Patents 9,066,913, 9,101,591 and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%.

On October 27, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Teligent for patent infringement of U.S. Patents 9,168,304 and 9,168,305. On February 5, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Teligent for patent infringement of U.S. Patent 9,220,784. All three patents, U.S. Patents 9,168,304, 9,168,305 and 9,220,784 are listed in the Orange Book and have claims that cover PENNSAID 2%.

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

The Company received from Amneal Pharmaceuticals LLC (“Amneal”) a Paragraph IV Patent Certification dated April 2, 2015 against Orange Book listed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956 and 8,871,809 advising that Amneal had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On May 15, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Amneal seeking an injunction to prevent the approval of the ANDA. The lawsuit alleged that Amneal has infringed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164 and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Amneal’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid.

On June 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent 9,066,913. On August 11, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent 9,101,591. On September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent  9,132,110. All three patents, U.S. Patents 9,066,913, 9,101,591 and 9,132,110, are listed in the Orange Book and have claims that cover PENNSAID 2%.

On October 27, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patents 9,168,304 and 9,168,305. On February 5, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Amneal for patent infringement of U.S. Patent 9,220,784. All three patents, U.S. Patents 9,168,304, 9,168,305, and 9,220,784, are listed in the Orange Book and have claims that cover PENNSAID 2%.

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

In certain circumstances following the entry of other third-party generic versions of PENNSAID 2%, the Company may be required to supply Amneal with PENNSAID 2% as a non-exclusive, authorized distributor of generic PENNSAID 2%, with the Company receiving specified percentages of any net sales by Amneal. The Company also agreed that if it enters into any similar agreements with other parties with respect to generic versions of PENNSAID 2%, the Company will amend the Amneal settlement agreement to provide Amneal with terms that are no less favorable than those provided to the other parties.

The Company received from Apotex Inc. (“Apotex”) a Paragraph IV Patent Certification Notice Letter dated April 1, 2016, against Orange Book listed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, 8,871,809, 9,066,913, 9,101,591, 9,132,110, 9,168,304, 9,168,305 and 9,220,784 advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%. The Company also received from Apotex a second Paragraph IV Patent Certification Notice Letter dated June 30, 2016, against Orange Book listed U.S. Patents 9,339,551 and 9,339,552, advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%. The Company also received from Apotex a third Paragraph IV Patent Certification Notice Letter dated September 21, 2016, against Orange Book listed U.S. Patent 9,415,029, advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%. The Company also received from Apotex additional Paragraph IV Patent Certification Notice Letters dated April 20, 2017 and April 27, 2017 against Orange Book listed U.S. Patent 9,539,335 and 9,370,501.

VIMOVO

Currently, patent litigation is pending in the United States District Court for the District of New Jersey against three generic companies intending to market VIMOVO prior to the expiration of certain of the Company’s patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”); (ii) Lupin Ltd. and Lupin Pharmaceuticals Inc. (collectively, “Lupin”); and (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, “Mylan”). Patent litigation in the United States District Court for the District of New Jersey against a fourth generic company, Actavis Laboratories FL., Inc. and Actavis Pharma, Inc. (collectively, “Actavis Pharma”), was dismissed on January 10, 2017 after the court granted Actavis’ motion to compel enforcement of a settlement agreement. On February 3, 2017, the Company appealed this dismissal decision to the Court of Appeals for the Federal Circuit. Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen Pharmaceuticals Inc. (“Anchen”), was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. The Company understands that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO. The settlement agreement, however, has no effect on the Aralez VIMOVO patents, which are still the subject of patent litigations. As part of the Company’s acquisition of the U.S. rights to VIMOVO, the Company has taken over and is responsible for the patent litigations that include the Aralez patents licensed to the Company under the amended and restated collaboration and license agreement for the United States with Aralez.

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

“Case I” consists of the cases asserting U.S. Patent Nos. 8,557,285 and 6,926,907. “Case II” consists of the cases asserting the ’996 patent, the ’190 patent and U.S. Patent Nos. 8,852,636, 9,161,920, and 9,198,888. “Case III” consists of the cases asserting U.S. Patent Nos. 8,945,621, 9,220,698, 9,345,695, and the ’208 patent against Lupin and Mylan, and the case asserting U.S. Patent Nos. 8,945,621, 9,220,698, and 9,345,695 against Dr. Reddy’s. “Case IV” consisted of the case asserting the ’208 patent against Dr. Reddy’s, but has been consolidated with Case III.

The Case I cases have been consolidated for discovery. The court has issued a claim construction order for Case I and set a trial date for January 12, 2017. On May 12, 2016, the court granted Dr. Reddy’s motion for summary judgment of non-infringement of U.S. Patent No. 6,926,907 with respect to one of Dr. Reddy’s two ANDAs.

The Case II and Case III cases have been consolidated for discovery. The court has not issued a claim construction order in Case II. On August 23, 2016, the court entered an order denying Mylan’s motion to consolidate Case I with Case II.

On October 14, 2016, defendant Dr. Reddy’s filed a motion to dismiss all counts in Case III and a motion for summary judgment relevant to Cases I, II, and III. No briefing schedule for defendant Dr. Reddy’s motion to dismiss has been set.  Briefing for defendant Dr. Reddy’s motion for summary judgment was included in the parties’ trial briefing.

On December 19, 2016, defendant Actavis filed a motion to compel enforcement of settlement agreement related to Cases I, II, and III. On December 22, 2016, a hearing before Magistrate Judge Arpert was held on defendant Actavis’ motion. On December 22, 2016, Magistrate Judge Arpert entered a report and recommendation that Actavis’ motion to compel the enforcement of settlement be granted. On December 30, 2016, the Honorable Judge Mary Cooper ordered the adoption of the report and recommendation. On January 10, 2017, an order of dismissal was entered for all claims in Cases I, II and III. The Company filed a Notice of Appeal with the district court on February 9, 2017.

On December 20, 2016, Mylan filed a motion to dismiss the Company’s first amended complaint for patent infringement in Case III. On April 28, 2017, Dr. Reddy’s filed a motion to dismiss for lack of jurisdiction in Case III. A hearing on Dr. Reddy’s motion to dismiss is set for June 5, 2017.

On December 20, 2016, an initial case management conference was held for Case III. On January 19, 2017, the court entered a scheduling order for Case II and Case III. Following an in-person status conference on April 17, 2017, the court entered another scheduling order for Case II and Case III. This scheduling order requires, inter alia, filing and serving of the opening claim construction submissions by May 26, 2017. A trial date for Cases II and III has not yet been set.

On January 12, 2017, a six-day bench trial commenced against defendants Dr. Reddy’s and Mylan before Honorable Judge Mary Cooper in the District of New Jersey for Case I. The patents at issue in this trial included two Orange Book listed patents:  U.S. Patent Nos. 6,926,907 and 8,557,285. Defendant Lupin formerly entered into a stay pending the entry of judgment in Case I. Post-trial filings were exchanged on April 24, 2017. Closing arguments are scheduled for May 17, 2017.

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

On August 19, 2015, Lupin filed Petitions for IPR of the ’996 patent, the ’190 patent and U.S. Patent No. 8,852,636, all patents in litigation in the above referenced VIMOVO cases. On March 1, 2016, the PTAB issued decisions to institute the IPRs for the ’996 patent” and the ’190 patent. On March 1, 2016, the PTAB denied the Petition for IPR for U.S. Patent No. 8,852,636. The PTAB hearings for the ‘996 patent and ‘190 patent were both held on November 29, 2016. On February 28, 2017, the Patent Trial and Appeal Board issued final written decisions on the IPRs of the ‘996 and ‘190 patents, upholding the validity of both patents.

RAVICTI

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

On April 1, 2016, Lupin filed a Petition to request an IPR of the ’559 patent. On September 30, 2016, the PTAB issued a decision to institute the IPR for the ’559 patent. The PTAB must issue a final written decision on the IPR of the ’559 patent no later than September 30, 2017. On March 27, 2017, Lupin filed a Petition to request an IPR of the ’278 patent and a Petition to request an IPR of the ’966 patent. The Company’s response on the ’966 patent are due on or about July 6, 2017. The Company received a notice of filing date issued from PTAB for the ’278 patent and the preliminary patent owner response for this matter is due on July 24, 2017.

Other

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

Between October 5 and October 7, 2016, two complaints (captioned Lavrenov v. Raptor Pharmaceutical Corp., et al., Case No. 16-cv-00901, and Jordan v. Raptor Pharmaceutical Corp., et al., Case No. 16-cv-00913) were filed in the United States District Court for the District of Delaware. Both actions were filed against Raptor and each member of Raptor’s board of directors. The Company and Misneach Corporation, a wholly owned subsidiary of the Company, were named as defendants in the Lavrenov action, but not the Jordan action. The actions were brought by purported stockholders of Raptor, on their own behalf and as a putative class of Raptor stockholders, and assert causes of action under Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The Lavrenov action also asserts breach of fiduciary duty and aiding and abetting claims under Delaware law. The complaints allege, among other things, that the process leading up to the Raptor acquisition was inadequate and that the Schedule 14D-9 filed by Raptor with the Securities and Exchange Commission (the “SEC”) omits certain material information, which allegedly renders the information disclosed materially misleading. The complaints seek, among other things, to enjoin the Raptor acquisition, or in the event the Raptor acquisition is consummated, to recover money damages. On October 17, 2016, Raptor filed an amended Schedule 14D-9 with the SEC. Plaintiffs did not file a motion to preliminarily enjoin the Raptor acquisition, which was completed on October 25, 2016. On December 2, 2016, named plaintiffs dismissed both suits with prejudice as to named plaintiffs, and without prejudice to any other potential party. The court retained jurisdiction solely for the purpose of ruling upon plaintiffs’ motion for attorney fees, in the event such a motion is filed. The Company and the Plaintiffs have subsequently entered into a confidential settlement agreement resolving all potential claims for attorney fees.

NOTE 15 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
2017 Term Loan Facility	$850,000	—
2015 Term Loan Facility	—	394,000
2016 Incremental Loan Facility	—	375,000
2023 Senior Notes	475,000	475,000
2024 Senior Notes	300,000	300,000
Exchangeable Senior Notes	400,000	400,000
Total face value	2,025,000	1,944,000
Debt discount	(123,165)	(126,352)
Deferred financing fees	(12,573)	(10,155)
Total long-term debt	1,889,262	1,807,493
Less: current maturities	8,500	7,750
Long-term debt, net of current maturities	$1,880,762	$1,799,743

2017 Term Loan Facility

On March 29, 2017, HPI and Horizon Pharma USA, Inc. (“HPUSA” and, together with HPI, in such capacity, the “Borrowers”), wholly-owned subsidiaries of the Company, borrowed $850.0 million aggregate principal amount of loans (the “Refinancing Loans”) pursuant to an amendment (the “Refinancing Amendment”) to the Credit Agreement, dated as of May 7, 2015 (as amended by the 2016 Amendment described below, the “Existing Credit Agreement” and,  the Existing Credit Agreement as amended by the Refinancing Amendment, the “Credit Agreement”), by and among the Borrowers, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent. The Credit Agreement provides for (i) the Refinancing Loans, (ii) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The Credit Agreement allows for the Company and certain of its subsidiaries to become borrowers under incremental or refinancing facilities.

The Refinancing Loans were incurred as a separate new class of term loans under the Credit Agreement with substantially the same terms as the previously outstanding senior secured term loans incurred on May 7, 2015 (the “2015 Loans”) and the outstanding senior secured term loans incurred on October 25, 2016 (the “2016 Loans” and, together with the 2015 Loans, the “Refinanced Loans”), except as described below. The Refinancing Loans bear interest, at the Borrowers’ option, at a rate equal to either the London Inter-Bank Offer Rate (“LIBOR”), plus an applicable margin of 3.75% per year (subject to a LIBOR floor of 1.00%), or the adjusted base rate plus 2.75%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1.00%, (b) prime rate, (c) fed funds plus ½ of 1.00%, and (d) 2.00%. The Borrowers used a portion of the proceeds of the Refinancing Loans to repay the Refinanced Loans, which totaled $769.0 million.

The obligations under the Credit Agreement (including obligations in respect of the Refinancing Loans) and any swap obligations and cash management obligations owing to a lender (or an affiliate of a lender) thereunder are guaranteed by the Company and each of the Company’s existing and subsequently acquired or formed direct and indirect subsidiaries (other than certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law). The obligations under the Credit Agreement (including obligations in respect of the Refinancing Loans) and any such swap and cash management obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Borrowers and the guarantors, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Borrowers and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Borrowers, to 65% of the capital stock of such subsidiaries). The Borrowers and the guarantors under the Credit Agreement are individually and collectively referred to herein as a “Loan Party” and the “Loan Parties,” as applicable.

Borrowers under the Credit Agreement are permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium, except that with respect to the Refinancing Loans, a 1.00% premium will apply to a repayment of the Refinancing Loans in connection with a repricing of, or any amendment to the Credit Agreement in a repricing of, such loans effected on or prior to the date that is six months following March 29, 2017. The Borrowers are required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of the Company’s excess cash flow (subject to decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively). The Refinancing Loans will amortize in equal quarterly installments beginning on June 30, 2017 in an aggregate annual amount equal to 1.00% of the original principal amount thereof, with any remaining balance payable on March 29, 2024, the final maturity date of the Refinancing Loans.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions.

Events of default under the Credit Agreement include: (i) the failure by any Borrower to timely make payments due under the Credit Agreement; (ii) material misrepresentations or misstatements in any representation or warranty by any Loan Party when made; (iii) failure by any Loan Party to comply with the covenants under the Credit Agreement and other related agreements; (iv) certain defaults under a specified amount of other indebtedness of the Company or its subsidiaries; (v) insolvency or bankruptcy-related events with respect to the Company or any of its material subsidiaries; (vi) certain undischarged judgments against the Company or any of its restricted subsidiaries; (vii) certain ERISA-related events reasonably expected to have a material adverse effect on the Company and its restricted subsidiaries taken as a whole; (viii) certain security interests or liens under the loan documents ceasing to be, or being asserted by the Company or its restricted subsidiaries not to be, in full force and effect; (ix) any loan document or material provision thereof ceasing to be, or any challenge or assertion by any Loan Party that such loan document or material provision is not, in full force and effect; and (x) the occurrence of a change of control. If one or more events of default occurs and continues beyond any applicable cure period, the administrative agent may, with the consent of the lenders holding a majority of the loans and commitments under the facilities, or will, at the request of such lenders, terminate the commitments of the lenders to make further loans and declare all of the obligations of the Loan Parties under the Credit Agreement to be immediately due and payable.

The Company was, as of March 31, 2017, and is currently in compliance with the Credit Agreement.

As of March 31, 2017 the fair value of the 2017 Term Loan Facility was approximately $853.2 million, categorized as a Level 2 instrument, as defined in Note 12.

2016 Incremental Loan Facility and 2015 Term Loan Facility

On May 7, 2015, HPI, as borrower, and the Company and certain of its subsidiaries, as guarantors, entered into a credit agreement (the “2015 Credit Agreement”) with Citibank, N.A., as administrative and collateral agent, and the lenders from time to time party thereto providing for (i) a six-year $400.0 million term loan facility (the “2015 Term Loan Facility”); (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The 2015 Loans under the 2015 Term Loan Facility bore interest, at each borrower’s option, at a rate equal to either the LIBOR, plus an applicable margin of 3.50% per year (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.50%. The adjusted base rate was defined as the greater of (a) LIBOR (using one-month interest period) plus 1.00%, (b) prime rate, (c) fed funds plus ½ of 1.00%, and (d) 2.00%. HPI borrowed the full $400.0 million available on the 2015 Term Loan Facility on May 7, 2015 as a LIBOR-based borrowing.

On October 25, 2016 and in connection with the financing for the acquisition of Raptor, HPI and HPUSA (together, in such capacity, the “Incremental Borrowers”) entered into an amendment to the 2015 Credit Agreement (the “2016 Amendment”) with Citibank, N.A., as administrative and collateral agent, and Bank of America, N.A., as the incremental B-1 lender thereunder, pursuant to which the Incremental Borrowers borrowed $375.0 million aggregate principal amount of loans (the “2016 Incremental Loan Facility”). The 2016 Incremental Loan Facility was incurred as a separate class of term loans under the 2015 Credit Agreement with the same terms as the loans under the 2015 Term Loan Facility, except as described below.

The 2016 Loans under the 2016 Incremental Loan Facility bore interest, at the Incremental Borrowers’ option, at a rate equal to either LIBOR plus an applicable margin of 4.50% per year (subject to a LIBOR floor of 1.00%), or the adjusted base rate plus 3.50%. The terms of the 2015 Loans provided for an amendment such that the effective yield of the 2015 Loans would not be less than the effective yield of the 2016 Loans minus 0.50%. Consequently, the issuance of the 2016 Loans resulted in an increase of the interest rate applicable to the 2015 Loans, as of October 25, 2016, to LIBOR plus 4.00%, subject to a LIBOR floor of 1.00% (an initial interest rate of 5.00%).

On March 29, 2017, the Borrowers used the proceeds of the Refinancing Loans under the 2017 Term Loan Facility to repay the 2015 Loans and 2016 Loans, which collectively totaled $769.0 million.

The 2015 Loans and the 2016 Loans were repaid, and a portion of the repayment was accounted for as a debt modification and a portion was accounted for as a debt extinguishment. Under debt extinguishment accounting, the Company recorded a charge of $0.5 million to “loss on debt extinguishment” in the condensed consolidated statements of comprehensive loss, which reflected the write-off of the unamortized portion of debt discount and deferred financing costs previously incurred and a one percent prepayment penalty fee. Under debt modification accounting, the Company capitalized an incremental $5.8 million of debt discount and deferred financing fees.

2024 Senior Notes

On October 25, 2016, HPI and HPUSA (together, in such capacity, the “2024 Issuers”), completed a private placement of $300.0 million aggregate principal amount of the 2024 Senior Notes to certain investment banks acting as initial purchasers who subsequently resold the 2024 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act. The net proceeds from the offering of the 2024 Senior Notes were approximately $291.9 million, after deducting the initial purchasers’ discount and offering expenses payable by the 2024 Issuers.

The obligations under the 2024 Senior Notes are the 2024 Issuers’ general unsecured senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis by the Company and all of the Company’s direct and indirect subsidiaries that are guarantors from time to time under the Credit Agreement.

The Company used the net proceeds from the offering of the 2024 Senior Notes as well as $375.0 million principal amount of 2016 Loans under the 2016 Incremental Loan Facility to fund a portion of the acquisition of Raptor, repay Raptor’s outstanding debt, and pay any prepayment premiums, fees and expenses in connection with the foregoing.

The 2024 Senior Notes accrue interest at an annual rate of 8.750% payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2017. The 2024 Senior Notes will mature on November 1, 2024, unless earlier repurchased or redeemed.

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

The Company was, as of March 31, 2017, and is currently in compliance with the indenture governing the 2024 Senior Notes.

As of March 31, 2017 the fair value of the 2024 Senior Notes was approximately $312.4 million, categorized as a Level 2 instrument, as defined in Note 12.

2023 Senior Notes

On April 29, 2015, Horizon Pharma Financing Inc. (“Horizon Financing”), a wholly owned subsidiary of the Company, completed a private placement of $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023 (the “2023 Senior Notes”) to certain investment banks acting as initial purchasers who subsequently resold the 2023 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act, and in offshore transactions to non-U.S. persons in reliance on Regulation S under the Securities Act. The net proceeds from the offering of the 2023 Senior Notes were approximately $462.3 million, after deducting the initial purchasers’ discount and offering expenses payable by Horizon Financing.

In connection with the closing of the Hyperion acquisition on May 7, 2015, Horizon Financing merged with and into HPI and, as a result, the 2023 Senior Notes became HPI’s general unsecured senior obligations. The obligations under the 2023 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and all of the Company’s direct and indirect subsidiaries that are guarantors from time to time under the Credit Agreement.

The 2023 Senior Notes accrue interest at an annual rate of 6.625% payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2015. The 2023 Senior Notes will mature on May 1, 2023, unless earlier repurchased or redeemed.

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

The indenture governing the 2023 Senior Notes contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales, merge, consolidate with or merge or sell all or substantially all of their assets, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries, and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to the Company. Certain of the covenants will be suspended during any period in which the notes receive investment grade ratings. The indenture governing the 2023 Senior Notes also includes customary events of default.

The Company was, as of March 31, 2017, and is currently in compliance with the indenture governing the 2023 Senior Notes.

As of March 31, 2017 the fair value of the 2023 Senior Notes was approximately $465.5 million, categorized as a Level 2 instrument, as defined in Note 12.

Exchangeable Senior Notes

On March 13, 2015, Horizon Investment completed a private placement of $400.0 million aggregate principal amount of Exchangeable Senior Notes to certain investment banks acting as initial purchasers who subsequently resold the Exchangeable Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act. The net proceeds from the offering of the Exchangeable Senior Notes were approximately $387.2 million, after deducting the initial purchasers’ discount and offering expenses payable by Horizon Investment.

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

Provisional Redemption on or After March 20, 2019: On or after March 20, 2019, Horizon Investment may redeem for cash all or a portion of the Exchangeable Senior Notes if the last reported sale price of ordinary shares of the Company has been at least 130% of the exchange price then in effect for at least 20 trading days whether or not consecutive) during any thirty consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Horizon Investment provide written notice of redemption. The redemption price will be equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date; provided that if the redemption date occurs after a regular record date and on or prior to the corresponding interest payment date, Horizon Investment will pay the full amount of accrued and unpaid interest due on such interest payment date to the record holder of the Exchangeable Senior Notes on the regular record date corresponding to such interest payment date, and the redemption price payable to the holder who presents an Exchangeable Senior Note for redemption will be equal to 100% of the principal amount of such Exchangeable Senior Note.

Holder Exchange Rights:

Holders may exchange all or any portion of their Exchangeable Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2021 only upon satisfaction of one or more of the following conditions:

1.

Exchange upon Satisfaction of Sale Price Condition – During any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of ordinary shares of the Company for at least twenty trading days (whether or not consecutive) during the period of thirty consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable exchange price on each applicable trading day.

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

As of March 31, 2017, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

As of March 31, 2017 the fair value of the Exchangeable Senior Notes was approximately $364.0 million, categorized as a Level 2 instrument, as defined in Note 12.

NOTE 16 – SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2017, the Company issued an aggregate of:

•	83,879 ordinary shares in connection with the exercise of stock options and received $0.5 million in proceeds; and
•	444,956 ordinary shares in net settlement of vested restricted stock units.

During the three months ended March 31, 2017, warrants to purchase an aggregate of 704,185 ordinary shares of the Company were exercised in cashless exercises, resulting in the issuance of 523,459 ordinary shares. As of March 31, 2017, there were outstanding warrants to purchase 668,475 ordinary shares of the Company.

During the three months ended March 31, 2017, the Company made payments of $4.3 million for employee withholding taxes relating to share-based awards.

On January 1, 2017, the Company adopted ASU No. 2016-09. As a result of the adoption, $7.2 million of excess tax benefits that had not previously been recognized, as the related tax deduction had not reduced current taxes payable, were recorded on a modified retrospective basis through a cumulative effect adjustment to its accumulated deficit as of January 1, 2017.

In May 2016, the Company’s board of directors authorized a share repurchase program pursuant to which the Company may repurchase up to 5,000,000 of its ordinary shares. As of March 31, 2017, the Company had not purchased any of its ordinary shares under this repurchase program. In May 2017, the Company’s board of directors reauthorized a share repurchase program pursuant to which the Company may repurchase up to 16,000,000 of its ordinary shares. The timing and amount of repurchases, including whether the Company decides to repurchase any shares pursuant to the authorization, will depend on a variety of factors, including the price of the Company’s ordinary shares, alternative investment opportunities, the Company’s cash resources, restrictions under the Credit Agreement, and market conditions.

NOTE 17 – SHARE-BASED INCENTIVE PLANS

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

As of March 31, 2017 an aggregate of 3,836,038 ordinary shares were authorized and available for future issuance under the 2014 ESPP.

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

As of March 31, 2017 an aggregate of 5,359,484 and 963,567 ordinary shares were authorized and available for future grants under the 2014 EIP and 2014 Non-Employee Equity Plan, respectively.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	13,627,519	$18.17	7.60	$35,157
Granted	1,551,006	$17.19
Exercised	(83,879)	$6.72
Forfeited	(162,697)	$17.27
Expired	(48,890)	$23.07
Outstanding as of March 31, 2017	14,883,059	$18.13	7.60	$27,961
Exercisable as of March 31, 2017	7,868,979	$16.13	6.74	$25,264

Stock options typically have a contractual term of ten years from grant date.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s share price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected share price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the three months ended March 31, 2017 and 2016, and assumptions used to value stock options, are as follows:

	For the Three Months Ended March 31,
	2017	2016
Dividend yield	—	—
Risk-free interest rate	2.04%	1.3% - 1.8%
Weighted average expected volatility	49.2%	74.0%
Expected life (in years)	6.1	6.1
Weighted average grant-date fair value per share of options granted	$8.42	$12.12

Dividend yield

The Company has never paid dividends and does not anticipate paying any dividends in the near future. Additionally, the Credit Agreement, as well as the indentures governing the 2024 Senior Notes and the 2023 Senior Notes (each as described in Note 15 above), contain covenants that restrict the Company from issuing dividends.

Risk-Free Interest Rate

The Company determined the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate as of the date of grant.

Volatility

The Company used an average historical share price volatility of comparable companies to be representative of future share price volatility.

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

Forfeitures

As share-based compensation expense recognized in the condensed consolidated statements of comprehensive loss is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on actual forfeiture experience, analysis of employee turnover and other factors. The Company adopted ASU No. 2016-09 on January 1, 2017 and has elected to retain a forfeiture rate after adoption.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2017:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2016	3,367,871	$18.45
Granted	266,032	16.76
Vested	(722,740)	16.18
Forfeited	(69,512)	18.12
Outstanding as of March 31, 2017	2,841,651	$18.88

The grant-date fair value of restricted stock units is the closing price of the Company’s shares on the date of grant.

Performance Stock Units

At March 31, 2017 and December 31, 2016 there were 12,045,656 performance stock units (“PSUs”) outstanding.

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

For the Three Months Ended March 31,
	2017	2016
Valuation date stock price	N/A	$17.72 - 21.07
Expected volatility	N/A	76.8% - 77.6%
Risk free rate	N/A	1.0% - 1.2%

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

During the three months ended March 31, 2017 and 2016, the Company recorded an expense of $12.2 million and $12.7 million, respectively, related to PSUs.

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

The Company accounts for the Cash Bonus Program under the liability method in accordance with ASC 718. Because vesting of the bonus pool is dependent upon the attainment of a VWAP of $18.37 or higher over the twenty trading days ending November 4, 2017, the Cash Bonus Program will be considered to be subject to a “market condition” for the purposes of ASC 718. ASC 718 requires the impact of the market condition to be considered when estimating the fair value of the bonus pool. As a result, the Monte Carlo simulation model is applied and the fair value is revalued at each reporting period. As of March 31, 2017 and December 31, 2016, the estimated fair value was $3.9 million and $4.8 million, respectively. For the three months ended March 31, 2017, the Company recorded a reduction in the expense of $0.4 million to the unaudited condensed consolidated statement of comprehensive loss as a result of the valuation of the Cash Bonus Program. The most significant valuation assumptions used as of March 31, 2017 include:

•	Valuation Date Stock Price - $14.78
•

Expected Volatility - The expected volatility assumption of 57.21% is based on the Company’s historical volatility over the 0.60 year period ending March 31, 2017, based upon daily stock price observations.

•	Risk Free Rate – 0.93%, which is based upon the yield on U.S. Treasury Separate Trading of Registered Interest and Principal Securities with a remaining term of 0.60 years as of March 31, 2017.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Cost of goods sold	$428	$—
Research and development	2,049	2,125
Selling, general and administrative	25,992	25,487
Total share-based compensation expense	$28,469	$27,612

No material income tax benefit has been recognized relating to share-based compensation expense and no tax benefits have been realized from exercised stock options, due to the Company’s net loss position. As of March 31, 2017, the Company estimates that pre-tax unrecognized compensation expense of $186.4 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the first quarter of 2021. The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

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

The following table presents the benefit for income taxes for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Loss before benefit for income taxes	$(138,123)	$(46,849)
Benefit for income taxes	(47,553)	(1,443)
Net loss	$(90,570)	$(45,406)

During the three months ended March 31, 2017 and 2016, the Company recorded a benefit for income taxes of $47.6 million and $1.4 million, respectively. The increased benefit for income taxes for the three month ended March 31, 2017 resulted from an increase in pre-tax losses incurred in higher tax rate jurisdictions which exceeded pre-tax income in lower tax rate jurisdictions.

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

NOTE 19 – SUBSEQUENT EVENTS

On May 7, 2017, the Company entered into an Agreement and Plan of Merger with River Vision Development Corp. (“River Vision”) and the other parties signatory thereto, pursuant to which, among other things, the Company agreed to acquire 100% of the equity interests in River Vision for an upfront cash payment of $145.0 million, including estimated customary purchase price adjustments for cash, working capital, outstanding indebtedness and transaction-related expenses, plus potential future milestone and earn-out payments contingent on the satisfaction of certain regulatory milestones and sales thresholds.

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

OVERVIEW

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Horizon Pharma plc and its consolidated subsidiaries.

Beginning in the first quarter of 2017, we modified our presentation of certain operating expenses. Previously, we presented “general and administrative” expenses as one line item in our condensed consolidated statement of comprehensive (loss) income, and “selling and marketing” expenses as another. For current-period presentation and prior-period comparisons, we now combine these two line items into one line item, titled “selling, general and administrative” expenses.

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

We developed DUEXIS and RAYOS, known as LODOTRA® outside the United States, acquired the U.S. rights to VIMOVO from AstraZeneca AB in November 2013, acquired certain rights to ACTIMMUNE as a result of the merger of the businesses of Horizon Pharma, Inc., or HPI, and Vidara Therapeutics International Public Limited Company in September 2014, acquired the U.S. rights to PENNSAID 2% from Nuvo Research Inc. in October 2014, acquired RAVICTI and BUPHENYL, known as AMMONAPS® in certain European countries, as a result of our acquisition of Hyperion Therapeutics Inc., or Hyperion, in May 2015, acquired KRYSTEXXA and the U.S. rights to MIGERGOT as a result of our acquisition of Crealta Holdings LLC., or Crealta, in January 2016 and acquired PROCYSBI and QUINSAIR as a result of our acquisition of Raptor Pharmaceutical Corp., or Raptor, in October 2016.

On January 13, 2016, we completed our acquisition of Crealta for approximately $539.7 million, including cash acquired of $24.9 million and $70.9 million to repay Crealta’s outstanding debt. Following completion of the acquisition, Crealta became our wholly owned subsidiary and was renamed Horizon Pharma Rheumatology LLC.

On May 18, 2016, we entered into a definitive agreement with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim International, to acquire certain rights to interferon gamma-1b, which Boehringer Ingelheim International currently commercializes under the trade names IMUKIN®, IMUKINE®, IMMUKIN® and IMMUKINE® in an estimated thirty countries primarily in Europe and the Middle East. Under the terms of the agreement, we paid Boehringer Ingelheim International €5.0 million ($5.6 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1132) upon signing and will pay €20.0 million upon closing, for certain rights for interferon gamma-1b in all territories outside of the United States, Canada and Japan, as we currently hold marketing rights to interferon gamma-1b in these territories. We currently market interferon gamma-1b as ACTIMMUNE in the United States. The transaction is expected to close in 2017 and we are continuing to work with Boehringer Ingelheim International to enable the transfer of applicable marketing authorizations. We recorded an impairment charge of €5.0 million ($5.3 million when converted using a Euro-to-Dollar exchange rate at date of impairment of 1.052) during the year ended December 31, 2016 to fully write off the value of the initial payment on our condensed consolidated balance sheet, and upon closing we expect to record the additional €20.0 million payment as an expense in our condensed consolidated statement of comprehensive (loss) income.

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

Following the FA announcement, we recorded certain amounts in our condensed consolidated statement of comprehensive loss during the year ended December 31, 2016. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for details. During the year ended December 31, 2016, we also committed to incur an additional $14.9 million for the harmonization of the drug substance manufacturing process with Boehringer Ingelheim, of which $5.8 million was recorded in our condensed consolidated statements of comprehensive loss during the three months ended March 31, 2017. We did not record any other amounts directly related to the FA announcement during the three months ended March 31, 2017.

On May 7, 2017, we agreed to acquire River Vision Development Corp. and its development-stage medicine teprotumumab, a fully human monoclonal antibody currently in development for Thyroid Eye Disease, or TED, a rare, autoimmune inflammatory disorder. We expect to begin a pivotal trial of teprotumumab for TED in the second half of 2017.

Part of our commercial strategy for RAYOS and our primary care medicines is to offer physicians the opportunity to have their patients fill prescriptions through pharmacies participating in our HorizonCares patient access program. For commercial patients who are prescribed our primary care medicines or RAYOS, the HorizonCares program offers co-pay assistance when a third-party commercial payer covers a prescription but requires an eligible patient to pay a co-pay or deductible, and offers full subsidization when a third-party commercial payer rejects coverage for an eligible patient. During the second half of 2016, we entered into business arrangements with pharmacy benefit managers, or PBMs, and other payers to secure formulary status and reimbursement of our medicines, such as our arrangements with Express Scripts, Inc., or Express Scripts, CVS Caremark and Prime Therapeutics LLC. The business arrangements with the PBMs generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions, but are intended to result in better formulary status and reimbursement for the covered medicines, which would reduce the amounts we pay in co-pay assistance or full subsidization of medicines when coverage is rejected. The success of this strategy will depend on the PBM arrangements leading to better reimbursement of RAYOS and our primary care medicines among healthcare plans, as well as the mix of healthcare plans that provide reimbursement. To the extent we do not realize sufficient savings in patient assistance costs to offset the fees paid to the PBMs, net pricing for our covered medicines would decline, which would continue to negatively impact net sales from our primary care business unit.

We market our medicines in the United States through our field sales force, which numbered approximately 525 representatives as of March 31, 2017. Our strategy is to continue to build a well-balanced, diversified, high-growth biopharmaceutical company. We are executing this through the successful commercialization of our existing medicines, a strong commitment to patient access and support and business development efforts focused on transformative acquisitions to accelerate our rare disease leadership as well as on-market and development-stage medicines to fill out our pipeline.

Our strategy is to continue to build a well-balanced, diversified, high-growth biopharmaceutical company, and we are executing this strategy through the successful commercialization of our existing medicines, a strong commitment to patient access and support and business development efforts focused on transformative acquisitions to accelerate our rare disease leadership as well as on-market and development-stage medicines to fill out our pipeline. We are building a sustainable biopharmaceutical company by helping ensure that patients have access to their medicines and support services, and by investing in the further development of medicines for patients with rare or underserved diseases.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2017 and 2016

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

	For the Three Months Ended March 31,		Increase /
	2017	2016	(Decrease)
	(in thousands)
Net sales	$220,859	$204,690	$16,169
Cost of goods sold	139,116	77,233	61,883
Gross profit	81,743	127,457	(45,714)
Operating expenses:
Research and development	13,061	12,722	339
Selling, general and administrative	174,065	141,939	32,126
Total operating expenses	187,126	154,661	32,465
Operating loss	(105,383)	(27,204)	(78,179)
Other expense, net:
Interest expense, net	(31,983)	(19,458)	12,525
Foreign exchange loss	(259)	(173)	86
Loss on debt extinguishment	(533)	—	533
Other income (expense), net	35	(14)	(49)
Total other expense, net	(32,740)	(19,645)	13,095
Loss before benefit for income taxes	(138,123)	(46,849)	91,274
Benefit for income taxes	(47,553)	(1,443)	46,110
Net loss	$(90,570)	$(45,406)	$(45,164)

Net sales. Net sales increased $16.2 million, or 8%, to $220.9 million during the three months ended March 31, 2017, from $204.7 million during the three months ended March 31, 2016.

The following table presents a summary of net sales attributed to geographic sources for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$210,885	95%	$201,650	99%
Rest of world	9,974	5%	3,040	1%
Net sales	$220,859		$204,690

The following table reflects net sales by medicine the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change	Change
	2017	2016	$	%
	(in thousands)
RAVICTI	43,875	37,070	6,805	18%
PENNSAID 2%	41,610	54,993	(13,383)	(24%)
PROCYSBI	34,279	—	34,279	*
KRYSTEXXA	31,614	16,156	15,458	96%
ACTIMMUNE	26,202	25,512	690	3%
DUEXIS	17,729	29,648	(11,919)	(40%)
RAYOS	10,258	10,509	(251)	(2%)
BUPHENYL	6,324	3,744	2,580	69%
VIMOVO	4,883	25,451	(20,568)	(81%)
QUINSAIR	1,793	—	1,793	*
MIGERGOT	1,423	907	516	57%
LODOTRA	869	700	169	24%
Net sales	$220,859	$204,690	$16,169	8%

*	Percentage change is not meaningful.

The increase in net sales during the three months ended March 31, 2017 was primarily due to the recognition of PROCYSBI and QUINSAIR sales following the acquisition of Raptor in October 2016 and higher net sales of KRYSTEXXA, offset by lower net sales of VIMOVO, PENNSAID 2% and DUEXIS.

RAVICTI. Net sales increased $6.8 million, or 18%, to $43.9 million during the three months ended March 31, 2017, from $37.1 million during the three months ended March 31, 2016. Net sales increased by approximately $7.8 million resulting from prescription volume growth, partially offset by a decrease of approximately $1.0 million due to lower net pricing.

PENNSAID 2%. Net sales decreased $13.4 million, or 24%, to $41.6 million during the three months ended March 31, 2017, from $55.0 million during the three months ended March 31, 2016. Net sales decreased by approximately $7.0 million resulting from lower prescription volume and approximately $6.4 million due to lower net pricing.

PROCYSBI. Net sales were $34.3 million during the three months ended March 31, 2017. We began recognizing PROCYSBI sales following our acquisition of Raptor in October 2016.

KRYSTEXXA. Net sales increased $15.5 million, or 96%, to $31.6 million during the three months ended March 31, 2017, from $16.1 million during the three months ended March 31, 2016 following our acquisition of Crealta on January 13, 2016. Net sales increased by approximately $7.8 million resulting from prescription volume growth and approximately $7.7 million resulting from higher net pricing.

ACTIMMUNE. Net sales increased $0.7 million, or 3%, to $26.2 million during the three months ended March 31, 2017, from $25.5 million during the three months ended March 31, 2016. Net sales increased by approximately $2.1 million due to higher net pricing, partially offset by a decrease of approximately $1.4 million resulting from lower prescription volume.

DUEXIS. Net sales decreased $11.9 million, or 40%, to $17.7 million during the three months ended March 31, 2017, from $29.6 million during the three months ended March 31, 2016. Net sales decreased by approximately $11.4 million due to lower net pricing and approximately $0.5 million resulting from lower prescription volume.

RAYOS. Net sales decreased $0.2 million, or 2%, to $10.3 million during the three months ended March 31, 2017, from $10.5 million during the three months ended March 31, 2016. Net sales decreased by approximately $3.0 million due to lower net pricing, partially offset by an increase of approximately $2.8 million resulting from prescription volume growth.

BUPHENYL. Net sales increased $2.6 million, or 69%, to $6.3 million during the three months ended March 31, 2017, from $3.7 million during the three months ended March 31, 2016 due to higher net pricing.

VIMOVO. Net sales decreased $20.6 million, or 81%, to $4.9 million during the three months ended March 31, 2017, from $25.5 million during the three months ended March 31, 2016. Net sales decreased by approximately $13.7 million due to lower net pricing and approximately $6.9 million resulting from lower prescription volume.

QUINSAIR. Net sales were $1.8 million during the three months ended March 31, 2017. We began recognizing QUINSAIR sales following our acquisition of Raptor in October 2016.

MIGERGOT. Net sales increased $0.5 million, or 57%, to $1.4 million during the three months ended March 31, 2017, from $0.9 million during the three months ended March 31, 2016. Net sales increased by approximately $0.4 million resulting from higher net pricing and approximately $0.1 million resulting from prescription volume growth.

LODOTRA. Net sales increased $0.2 million, or 24%, to $0.9 million during the three months ended March 31, 2017, from $0.7 million during the three months ended March 31, 2016. The increase was the result of increased medicine shipments to our European distribution partner, Mundipharma International Corporation Limited, or Mundipharma. LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

The table below reconciles our gross to net sales for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Amount	% of Gross Sales	Amount	% of Gross Sales

Gross sales	$928.6	100.0%	$692.6	100.0%
Adjustments to gross sales:
Prompt pay discounts	(18.4)	(2.0)%	(13.8)	(2.0)%
Medicine returns	(10.8)	(1.1)%	0.9	0.1%
Co-pay and other patient assistance	(460.4)	(49.6)%	(388.6)	(56.1)%
Wholesaler fees and commercial rebates	(141.0)	(15.2)%	(28.4)	(4.1)%
Government rebates and chargebacks	(77.1)	(8.3)%	(58.0)	(8.4)%
Total adjustments	(707.7)	(76.2)%	(487.9)	(70.4)%
Net sales	$220.9	23.8%	$204.7	29.6%

During the three months ended March 31, 2017, wholesaler fees and commercial rebates as a percentage of gross sales increased to 15.2%, from 4.1% during the three months ended March 31, 2016, and co-pay and other patient assistance as a percentage of gross sales decreased to 49.6%, from 56.1% during the three months ended March 31, 2016. During the second half of 2016, we entered into business arrangements with PBMs and other payers in an effort to secure formulary status and reimbursement of our medicines, such as our arrangements with Express Scripts, CVS Caremark and Prime Therapeutics LLC. Total prescription volumes for DUEXIS, VIMOVO and PENNSAID 2% were approximately in line with our expectations in the first quarter of 2017. However, net pricing was significantly below our expectations due to higher patient assistance costs and higher commercial rebate levels compared to our expectations. This was due to lower-than-anticipated adoption rates of our primary care medicines onto certain healthcare plan formularies during the period which resulted in higher patient assistance costs than expectations. In addition, the mix of PBM healthcare plans that adopted our primary care medicines onto their formulary was more heavily weighted towards those plans for which we pay a higher commercial rebate, which resulted in higher commercial rebate costs to us than we anticipated. To a lesser extent, the lower net pricing during the three months ended March 31, 2017 was also attributable to a higher rate of managed care control in our non-contracted business, which reflects an industry-wide trend.

Cost of Goods Sold. Cost of goods sold increased $61.9 million to $139.1 million during the three months ended March 31, 2017, from $77.2 million during the three months ended March 31, 2016. As a percentage of net sales, cost of goods sold was 63.0% during the three months ended March 31, 2017, compared to 37.7% during the three months ended March 31, 2016. The increase in cost of goods sold was primarily attributable to a $33.2 million increase in inventory step-up expense, a $20.0 million increase in intangible amortization expense, $4.3 million relating to drug substance harmonization costs and a $3.6 million increase in royalty accretion, offset by a net release of $2.9 million to cost of goods sold during the three months ended March 31, 2017 to adjust the carrying value of the contingent royalties to reflect updated estimates for future sales of VIMOVO and KRYSTEXXA.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on our gross profit, gross margin percentage and net income (loss) for all affected periods, we disclose balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements. The increase in inventory step-up expense of $33.2 million during the three months ended March 31, 2017 compared to the prior year period was due to KRYSTEXXA and MIGERGOT inventory step-up expense of $14.4 million (acquired in January 2016) and PROCYSBI and QUINSAIR inventory step-up expense of $26.2 million (acquired in October 2016) recorded during the three months ended March 31, 2017, compared to KRYSTEXXA and MIGERGOT inventory step-up expense of $7.4 million recorded during the three months ended March 31, 2016.

The increase in intangible amortization of $20.0 million during the three months ended March 31, 2017 compared to the prior year period was primarily due to the amortization of developed technology related to PROCYSBI of $18.7 million (acquired in October 2016).

Research and Development Expenses. Research and development expenses increased $0.4 million to $13.1 million during the three months ended March 31, 2017, from $12.7 million during the three months ended March 31, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $32.1 million to $174.1 million during the three months ended March 31, 2017, from $142.0 million during the three months ended March 31, 2016. The increase was primarily attributable to a $9.6 million increase in marketing programs, an increase of $6.0 million in employee costs, an increase of $5.5 million in consulting expense and an increase of $4.1 million related to legal and patent-related costs. We anticipate making cost reductions during 2017, primarily in our primary care business unit, and reinvesting of a portion of these reductions in KRYSTEXXA to maximize its long-term potential.

Interest Expense, Net. Interest expense, net, increased $12.5 million to $32.0 million during the three months ended March 31, 2017, from $19.5 million during the three months ended March 31, 2016. The increase was primarily due to higher borrowings in connection with the acquisition of Raptor, including our $300.0 million aggregate principal amount of 8.75% Senior Notes due 2024, or the 2024 Senior Notes, and our $375.0 million in principal amount of secured loans, or the 2016 Incremental Loan Facility.

Loss on debt extinguishment. During the three months ended March 31, 2017, we entered into a refinancing amendment for our term loans. We accounted for a portion of the repayment as a debt extinguishment and recorded a loss on debt extinguishment of $0.5 million in the condensed consolidated statements of comprehensive loss, which reflected the write-off of the unamortized portion of debt discount and deferred financing costs previously incurred and a one percent prepayment penalty fee.

Benefit for Income Taxes. During the three months ended March 31, 2017, we recorded a benefit for income taxes of $47.6 million compared to $1.4 million during the three months ended March 31, 2016. The increased benefit for income taxes during the three month ended March 31, 2017 resulted from an increase in pre-tax losses incurred in higher tax rate jurisdictions which exceeded pre-tax income in lower tax rate jurisdictions.

NON-GAAP FINANCIAL MEASURES

EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures. Adjusted EBITDA and non-GAAP net income are intended to provide additional information on our performance, operations and profitability. Adjustments to our GAAP figures as well as EBITDA exclude acquisition-related expenses, an upfront fee for a license of a patent, drug substance harmonization costs, fees related to term loan refinancing, as well as non-cash items such as share-based compensation, inventory step-up, depreciation and amortization, remeasurement of royalties for medicines acquired through business combinations, royalty accretion, non-cash interest expense, and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures. We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical and expected 2017 financial results and trends and to facilitate comparisons between periods and with respect to projected information. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Beginning in the second quarter of 2016, we modified the method of calculating non-GAAP income tax expense to align with guidance issued by the SEC on May 17, 2016. The current methodology calculates the income tax component of non-GAAP net income for each period by adjusting the GAAP tax expense (benefit) for the estimated tax impact of each non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment. This current methodology does not reflect any use of net operating loss carryforwards that we potentially may have been able to use if our actual earnings for these periods had been the non-GAAP net income. Previously, we had calculated the income tax component of non-GAAP net income by using the estimated cash taxes that we expected to pay for the period. The non-GAAP net income and diluted net income per share amounts shown in the GAAP to non-GAAP reconciliation tables below are based on the methodology used since the second quarter of 2016.

Reconciliations of reported GAAP net loss to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, are as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2017	2016
GAAP Net Loss	$(90,570)	$(45,406)
Depreciation	1,806	992
Amortization, accretion and step-up:
Intangible amortization expense	69,677	49,650
Accretion of royalty liabilities	12,959	9,359
Amortization of deferred revenue	(204)	(206)
Inventory step-up expense	40,595	7,446
Interest expense, net (including amortization of debt discount and deferred financing costs)	31,983	19,458
Benefit for income taxes	(47,553)	(1,443)
EBITDA	18,693	39,850
Non-GAAP adjustments:
Remeasurement of royalties for medicines acquired through business combinations	(2,944)	—
Acquisition-related costs	10,039	11,016
Upfront fee for license of global patent	—	2,000
Loss on debt extinguishment	533	—
Fees related to term loan refinancing	4,143	—
Share-based compensation	28,469	27,612
Drug substance harmonization costs (1)	4,299	—
Royalties for medicines acquired through business combinations	(11,317)	(8,500)
Total of non-GAAP adjustments	33,222	32,128
Adjusted EBITDA	$51,915	$71,978

	For the Three Months Ended March 31,
	2017	2016
GAAP Net Loss	$(90,570)	$(45,406)
Non-GAAP Adjustments:
Remeasurement of royalties for medicines acquired through business combinations	(2,944)	—
Acquisition-related costs	10,039	11,016
Upfront fee for license of global patent	—	2,000
Loss on debt extinguishment	533	—
Fees related to term loan refinancing	4,143	—
Amortization, accretion and step-up:
Intangible amortization expense	69,677	49,650
Amortization of debt discount and deferred financing costs	5,423	4,425
Accretion of royalty liabilities	12,959	9,359
Inventory step-up expense	40,595	7,446
Share-based compensation	28,469	27,612
Depreciation expense	1,806	992
Drug substance harmonization costs (1)	4,299	—
Royalties for medicines acquired through business combinations	(11,317)	(8,500)
Total pre-tax non-GAAP adjustments	163,682	104,000
Income tax effect of pre-tax non-GAAP adjustments (2)	(38,103)	(17,274)
Total non-GAAP adjustments	125,579	86,726
Non-GAAP Net Income	$35,009	$41,320

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	161,972,052	159,904,416

Non-GAAP Earnings Per Share – Basic
GAAP loss per share – Basic	$(0.56)	$(0.28)
Non-GAAP adjustments	0.78	0.54
Non-GAAP earnings per share – Basic	$0.22	$0.26

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	161,972,052	159,904,416
Ordinary share equivalents	2,895,016	3,756,579
Weighted average ordinary shares – Diluted	164,867,068	163,660,995

Non-GAAP Earnings Per Share – Diluted
GAAP loss per share – Diluted	$(0.56)	$(0.28)
Non-GAAP adjustments	0.78	0.54
Diluted earnings per share effect of ordinary share equivalents	(0.01)	(0.01)
Non-GAAP earnings per share – Diluted	$0.21	$0.25

(1)

During the year ended December 31, 2016, we committed to spend $14.9 million related to the harmonization of the manufacturing processes for ACTIMMUNE and IMUKIN drug substance. During the three months ended March 31, 2017, we incurred $5.8 million of this spend, including costs of $4.3 million that qualify for exclusion in our non-GAAP financial measures under our non-GAAP cost policy.

(2)	Adjustment to the GAAP tax benefit for the estimated tax impact of each non-GAAP adjustment based on the statutory tax rate of the applicable jurisdictions for each non-GAAP adjustment.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of March 31, 2017 we had an accumulated deficit of $931.4 million. We do not expect our current operations to achieve operating profitability in 2017 and expect to fund our operations for the remainder of 2017 primarily through net sales and available cash resources.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several quarters. As of March 31, 2017, we had $603.4 million in cash and cash equivalents and total debt with a book value of $1,889.3 million and face value of $2,025.0 million. We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next twelve months from the issuance of these financial statements. Part of our strategy is to expand and leverage our commercial capabilities by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. To the extent we enter into transactions to acquire medicines or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings.

On March 29, 2017, HPI, our wholly owned subsidiary, and Horizon Pharma USA, Inc., our wholly owned subsidiary, or HPUSA and together with HPI in such capacity, the Borrowers, borrowed $850.0 million aggregate principal amount of loans, or the Refinancing Loans, pursuant to an amendment, or the Refinancing Amendment, to the Credit Agreement, dated as of May 7, 2015 (as amended by Amendment No. 1, dated as of October 25, 2016, or the 2016 Amendment), by and among the Borrowers, us and certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent. As used herein, all references to the “2015 Credit Agreement” are references to the Credit Agreement, dated as of May 7, 2015, by and among HPI, us and certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, all references to the “Existing Credit Agreement” are references to the 2015 Credit Agreement, as amended by the 2016 Amendment, and all references to the “Credit Agreement” are references to Existing Credit Agreement, as amended by the Refinancing Amendment.

The Refinancing Loans were incurred as a separate new class of term loans under the Credit Agreement with substantially the same terms as the previously outstanding senior secured term loans incurred on May 7, 2015 under the 2015 Credit Agreement, or the 2015 Loans, and the outstanding senior secured term loans incurred on October 25, 2016 under the Existing Credit Agreement, or the 2016 Loans and, together with the 2015 Loans, the Refinanced Loans, except as described below. The Refinancing Loans bear interest, at the Borrowers’ option, at a rate equal to either the London Inter-Bank Offer Rate (“LIBOR”), plus an applicable margin of 3.75% per year (subject to a LIBOR floor of 1.0%), or the adjusted base rate plus 2.75%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus ½ of 1%, and (d) 2%. The Borrowers used the proceeds of the Refinancing Loans to repay the Refinanced Loans, which totaled $769 million. The Credit Agreement provides for (i) the Refinancing Loans, (ii) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The Credit Agreement allows for us and certain of our subsidiaries to become borrowers under incremental or refinancing facilities.

The obligations under the Credit Agreement (including obligations in respect of the Refinancing Loans) and any swap obligations and cash management obligations owing to a lender (or an affiliate of a lender) thereunder are guaranteed by us and each of our existing and subsequently acquired or formed direct and indirect subsidiaries (other than certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law). The obligations under the Credit Agreement (including obligations in respect of the Refinancing Loans) and any such swap and cash management obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Borrowers and the guarantors, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Borrowers and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Borrowers, to 65% of the capital stock of such subsidiaries). The Borrowers and the guarantors under the Credit Agreement are individually and collectively referred to herein as a “Loan Party” and the “Loan Parties,” as applicable.

Borrowers under the Credit Agreement are permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium, except that with respect to the Refinancing Loans, a 1% premium will apply to a repayment of the Refinancing Loans in connection with a repricing of, or any amendment to the Credit Agreement in a repricing of, such loans effected on or prior to the date that is six months following March 29, 2017. The Borrowers are required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of our excess cash flow (subject to decrease to 25% or 0% if our first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively). The Refinancing Loans will amortize in equal quarterly installments beginning on June 30, 2017 in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on March 29, 2024, the final maturity date of the Refinancing Loans.

On October 25, 2016, HPI and HPUSA or the 2024 Issuers, completed a private placement of $300.0 million aggregate principal amount of 2024 Senior Notes to certain investment banks acting as initial purchasers who subsequently resold the 2024 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act.

The obligations under the 2024 Senior Notes are the 2024 Issuers’ general unsecured senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis by us and all of our direct and indirect subsidiaries that are guarantors from time to time under the Credit Agreement.

We used the net proceeds from the offering of the 2024 Senior Notes as well as $375.0 million principal amount of 2016 Loans under the Existing Credit Agreement to fund a portion of the acquisition of Raptor, repay Raptor’s outstanding debt, and pay any prepayment premiums, fees and expenses in connection with the foregoing.

The 2024 Senior Notes accrue interest at an annual rate of 8.75% payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2017. The 2024 Senior Notes will mature on November 1, 2024, unless earlier repurchased or redeemed.

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

On April 29, 2015, Horizon Pharma Financing Inc., our wholly owned subsidiary, or Horizon Financing, completed a private placement of $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, to certain investment banks acting as initial purchasers who subsequently resold the 2023 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act, and in offshore transactions to non-U.S. persons in reliance on Regulation S under the Securities Act.

In connection with the closing of the Hyperion acquisition on May 7, 2015, Horizon Financing merged with and into HPI and, as a result, the 2023 Senior Notes became HPI’s general unsecured senior obligations. The obligations under the 2023 Senior Notes are fully and unconditionally guaranteed by on a senior unsecured basis us and all of our direct and indirect subsidiaries that are guarantors from time to time under the Credit Agreement.

The 2023 Senior Notes accrue interest at an annual rate of 6.625% payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2015. The 2023 Senior Notes will mature on May 1, 2023, unless earlier repurchased or redeemed.

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

On March 13, 2015, Horizon Pharma Investment Limited, our wholly owned subsidiary, or Horizon Investment, completed a private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the

Exchangeable Senior Notes, to several investment banks acting as initial purchasers who subsequently resold the Exchangeable Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act. The net proceeds from the offering of the Exchangeable Senior Notes were approximately $387.2 million, after deducting the initial purchasers’ discount and offering expenses payable by Horizon Investment.

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

In addition, the indentures governing the 2024 Senior Notes and 2023 Senior Notes and the Credit Agreement impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales or merger transactions, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries; and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

On January 1, 2017, we adopted ASU No. 2016-09. As a result of the adoption, $7.2 million of excess tax benefits that had not previously been recognized, as the related tax deduction had not reduced current taxes payable, were recorded on a modified retrospective basis through a cumulative effect adjustment to our accumulated deficit as of January 1, 2017.

During the three months ended March 31, 2017, we issued an aggregate of:

•	83,879 ordinary shares in connection with the exercise of stock options and received $0.5 million in proceeds;
•	444,956 ordinary shares in net settlement of vested restricted stock units;

During the three months ended March 31, 2017, warrants to purchase an aggregate of 704,185 ordinary shares were exercised in cashless exercises, resulting in the issuance of 523,459 ordinary shares. As of March 31, 2017, there were outstanding warrants to purchase 668,475 ordinary shares.

During the three months ended March 31, 2017, we made payments of $4.3 million for employee withholding taxes relating to share-based awards.

In May 2016, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to 5,000,000 of our ordinary shares. As of March 31, 2017, we had not purchased any of our ordinary shares under this repurchase program. In May 2017, our board of directors reauthorized a share repurchase program pursuant to which we may repurchase up to 16,000,000 of our ordinary shares. The timing and amount of repurchases, including whether we decide to repurchase any shares pursuant to the authorization, will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, our cash resources, restrictions under the Credit Agreement, and market conditions.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows as of and for the three months ended March 31, 2017 and 2016 (in thousands):

	2017	2016
Cash and cash equivalents	$603,358	$385,853
Cash provided by (used in):
Operating activities	20,721	54,181
Investing activities	(1,317)	(523,257)
Financing activities	75,197	(4,266)

Operating Cash Flows

During the three months ended March 31, 2017, net cash provided by operating activities was $20.7 million compared to $54.2 million during the three months ended March 31, 2016. The decrease in net cash provided by operating activities during the three months ended March 31, 2017 was primarily attributable to cash payments of $20.7 million for interest, of which $5.4 million related to the payment of interest following the term loan refinancing, $20.4 million for costs related to acquisitions, $16.3 million in relation to the litigation settlement with Express Scripts and $7.4 million for fees related to the term loan refinancing and debt extinguishment. During the three months ended March 31, 2016, cash provided by operating activities was negatively impacted by cash payments of $11.7 million for costs related to acquisitions, $9.5 million for interest, $2.4 million for income taxes and $2.0 million for an upfront fee for a license of a patent.

Investing Cash Flows

During the three months ended March 31, 2017, net cash used in investing activities was $1.3 million compared to $523.3 million during the three months ended March 31, 2016. The net cash used in investing activities during the three months ended March 31, 2017 was primarily associated with $1.4 million of payments for purchases of property and equipment. The net cash used in investing activities during the three months ended March 31, 2016 was as primarily associated with $514.8 million of payments for the acquisition of Crealta, net of cash acquired, and $7.5 million payments for purchases of property and equipment.

Financing Cash Flows

During the three months ended March 31, 2017, net cash provided by financing activities was $75.2 million compared to net cash used in financing activities of $4.3 million during the three months ended March 31, 2016. Net cash provided by financing activities during the three months ended March 31, 2017 was primarily attributable to the net proceeds of $847.8 million from term loans, offset in part by repayment of term loans of $768.7 million.

Financial Condition as of March 31, 2017 Compared to December 31, 2016

Accounts receivable, net. Accounts receivable, net, increased $91.1 million, from $305.7 million as of December 31, 2016 to $396.8 million as of March 31, 2017. The increase was due to growth in gross sales of our medicines and increases due to the timing of cash receipts.

Inventories, net. Inventories, net, decreased $37.0 million, from $174.8 million as of December 31, 2016 to $137.8 million as of March 31, 2017. The decrease was primarily due to $40.6 million of inventory step-up expense recorded during the three months ended March 31, 2017 ($26.2 million related to PROCYSBI and QUINSAIR and $14.4 million related to KRYSTEXXA and MIGERGOT).

Developed technology, net. Developed technology, net, decreased $69.5 million, from $2,767.2 million as of December 31, 2016 to $2,697.7 million as of March 31, 2017. The decrease was due to the amortization of developed technology during the three months ended March 31, 2017.

Accounts payable. Accounts payable increased $35.2 million, from $52.5 million as of December 31, 2016 to $87.7 million as of March 31, 2017. This increase was primarily due to $51.9 million of trade discount and rebate invoices included in accounts payable at March 31, 2017, compared to $16.8 million at December 31, 2016.

Accrued expenses. Accrued expenses decreased $38.0 million, from $182.8 million as of December 31, 2016 to $144.8 million as of March 31, 2017. This was primarily due to the payment of $16.3 million during the three months ended March 31, 2017 pursuant to our settlement agreement with Express Scripts in September 2016, a decrease of $20.5 million in accrued incentive compensation following payments made during the three months ended March 31, 2017 and a decrease of $7.3 million in accrued severance expenses, offset in part by a $6.3 million increase in accrued interest.

Accrued trade discounts and rebates. Accrued trade discounts and rebates increased $116.1 million, from $297.5 million as of December 31, 2016 to $413.6 million as of March 31, 2017. This was primarily due to a $111.0 million increase in accrued wholesaler fees and commercial rebates and an $18.1 million increase in accrued government rebates and chargebacks, partially offset by a $13.0 million decrease in co-pay and other patient assistance costs. Invoices from Express Scripts and CVS Caremark related to our new agreements with them for commercial rebates on sales during the three months ended March 31, 2017 were received after the end of the quarter.

Deferred tax liabilities, net. Deferred tax liabilities, net, decreased $53.9 million, from $296.6 million as of December 31, 2016 to $242.7 million as of March 31, 2017. This was primarily due to the benefit for income taxes of $47.6 million recorded during the three months ended March 31, 2017. Additionally, we prospectively adopted ASU No. 2016-09 on January 1, 2017 and recorded a decrease of $7.2 million in deferred tax liabilities and a corresponding increase in accumulated deficit during the three months ended March 31, 2017.

Long-term debt, net, net of current. Long-term debt, net, net of current increased $77.1 million from $1,501.7 million as of December 31, 2016 to $1,578.8 million as of March 31, 2017. The increase was primarily related to the $850.0 million Refinancing Loans, which replaced the $394.0 million 2015 Term Loan Facility and the $375.0 million 2016 Incremental Loan Facility, resulting in an increase of $81.0 million of principal amount of our outstanding debt. This increase was offset in part by certain charges related to the Refinancing Loans and amortization of debt discount and deferred financing fees during the three months ended March 31, 2017.

Contractual Obligations

During the three months ended March 31, 2017, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as disclosed below.

On March 29, 2017, the Borrowers borrowed $850.0 million aggregate principal amount of loans pursuant to the Refinancing Amendment. The Refinancing Loans were incurred as a separate new class of term loans under the Credit Agreement with substantially the same terms as the previously outstanding senior secured term loans incurred on May 7, 2015 under the 2015 Credit Agreement, or the 2015 Loans, and the outstanding senior secured term loans incurred on October 25, 2016 under the Existing Credit Agreement, or the 2016 Loans and, together with the 2015 Loans, the Refinanced Loans, except as described below. The Refinancing Loans bear interest, at the Borrowers’ option, at a rate equal to either the London Inter-Bank Offer Rate (“LIBOR”), plus an applicable margin of 3.75% per year (subject to a LIBOR floor of 1.0%), or the adjusted base rate plus 2.75%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus ½ of 1%, and (d) 2%. The Borrowers used the proceeds of the Refinancing Loans to repay the Refinanced Loans, which totaled $769 million. The Credit Agreement provides for (i) the Refinancing Loans, (ii) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The Credit Agreement allows for us and certain of our subsidiaries to become borrowers under incremental or refinancing facilities.

The obligations under the Credit Agreement (including obligations in respect of the Refinancing Loans) and any swap obligations and cash management obligations owing to a lender (or an affiliate of a lender) thereunder are guaranteed by us and each of our existing and subsequently acquired or formed direct and indirect subsidiaries (other than certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law). The obligations under the Credit Agreement (including obligations in respect of the Refinancing Loans) and any such swap and cash management obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Borrowers and the guarantors, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Borrowers and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Borrowers, to 65% of the capital stock of such subsidiaries). The Borrowers and the guarantors under the Credit Agreement are individually and collectively referred to herein as a “Loan Party” and the “Loan Parties,” as applicable.

Borrowers under the Credit Agreement are permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium, except that with respect to the Refinancing Loans, a 1% premium will apply to a repayment of the Refinancing Loans in connection with a repricing of, or any amendment to the Credit Agreement in a repricing of, such loans effected on or prior to the date that is six months following March 29, 2017. The Borrowers are required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of our excess cash flow (subject to decrease to 25% or 0% if our first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively). The Refinancing Loans will amortize in equal quarterly installments beginning on June 30, 2017 in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on March 29, 2024, the final maturity date of the Refinancing Loans.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact a company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of our significant accounting policies is included in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our application of our critical accounting policies during the three months ended March 31, 2017.

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

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Credit Agreement and our investment in money market accounts which bear a variable interest rate. Loans under the Credit Agreement bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin of 3.75% per annum (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.75%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus ½ of 1% and (d) 2%. Our $850.0 million of Refinancing Loans are based on LIBOR. Since current LIBOR rates are below the 1.0% LIBOR floor, the interest rate on our borrowings has been 4.75% per annum.

An increase in the LIBOR of 100 basis points above the 1.0% LIBOR floor would increase our interest expense related to the Credit Agreement by $8.5 million per year.

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

Foreign Currency Risk. Our purchase cost of ACTIMMUNE under our contract with Boehringer Ingelheim RCV GmbH & Co. KG, our sales contracts relating to LODOTRA and our obligation to pay €20.0 million to Boehringer Ingelheim International upon closing of the acquisition of certain rights to interferon gamma-1b are principally denominated in Euros and are subject to foreign currency risk. We also incur certain operating expenses in currencies other than the U.S. dollar in relation to our Irish operations and foreign subsidiaries, including Horizon Pharma Switzerland GmbH; therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro. Following the acquisition of Raptor, we are subject to increased foreign currency risk for our operations in Europe due to an increased level of sales and operating expenses denominated in Euros. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had minimal impact on our results of operations and cash flows.

Inflation Risk. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. As of March 31, 2017 and December 31, 2016, our top three customers accounted for approximately 80% and 78%, respectively, of our total outstanding accounts receivable balances.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2017, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 14, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

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

Our current medicines, and other medicines or medicine candidates that we may develop or acquire, may not attain market acceptance among physicians, patients, healthcare payers or the medical community. We have a limited history of commercializing medicines and most of our medicines have not been on the market for an extensive period of time, which subjects us to numerous risks as we attempt to increase our market share. We believe that the degree of market acceptance and our ability to generate revenues from our medicines will depend on a number of factors, including:

•	timing of market introduction of our medicines as well as competitive medicines;
•	efficacy and safety of our medicines;
•	continued projected growth of the markets in which our medicines compete;
•	prevalence and severity of any side effects;
•	if and when we are able to obtain regulatory approvals for additional indications for our medicines;
•	acceptance by patients, primary care physicians and key specialists;
•	availability of coverage and adequate reimbursement and pricing from government and other third-party payers;
•	potential or perceived advantages or disadvantages of our medicines over alternative treatments, including cost of treatment and relative convenience and ease of administration;
•	strength of sales, marketing and distribution support;
•	the price of our medicines, both in absolute terms and relative to alternative treatments;
•	impact of past and limitation of future medicine price increases;
•	our ability to maintain a continuous supply of medicine for commercial sale;
•	the effect of current and future healthcare laws;
•	the performance of third-party distribution partners, over which we have limited control;
•	and medicine labeling or medicine insert requirements of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities.

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

With respect to our primary care medicines DUEXIS, PENNSAID 2% and VIMOVO, our strategy has more recently included entering into rebate agreements with pharmacy benefit managers, or PBMs, for certain of our primary care medicines where we believe the rebates and costs justify expanded formulary access for patients. However, we cannot guarantee that we will be able to secure additional rebate agreements on commercially reasonable terms or that expected volume growth will sufficiently offset the rebates and fees paid to PBMs or that our existing agreements with PBMs will have the intended impact on formulary access. For example, though total prescription volumes for DUEXIS, VIMOVO and PENNSAID 2% were approximately in line with our expectations in the first quarter of 2017, net pricing was significantly below expectations due to higher patient assistance costs and higher commercial rebate levels compared to our expectations. This was due to lower-than-anticipated adoption rates of our primary care medicines onto certain healthcare plan formularies during the period which resulted in higher patient assistance costs than expectations. In addition, the mix of PBM healthcare plans that adopted our primary care medicines onto their formulary was more heavily weighted towards those plans for which we pay a higher commercial rebate, which resulted in higher commercial rebate costs to us than we anticipated. If we are unable to realize the expected benefits of our contractual arrangements with the PBMs we may continue to experience reductions in net sales from our primary care business unit. For each of our primary care medicines, we expect that our commercial success will depend on our sales and marketing efforts in the United States.

Our strategy for RAYOS in the United States is to focus on the rheumatology indications approved for RAYOS, including our collaboration with the Alliance for Lupus Research, or ALR, to study the effect of RAYOS on the fatigue experienced by systemic lupus erythematosus, or SLE, patients.

Our overall commercialization strategy also includes plans to expand sales in Europe and other countries outside the United States directly or through distributors for certain of our orphan and rheumatology medicines. In November 2015, we received approval of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, for RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric UCD patients greater than two months of age. This authorizes us to market RAVICTI in all 28 Member States of the European Union, or EU, and will form the basis for recognition by the Member States of the European Economic Area, or EEA, namely Norway, Iceland and Liechtenstein, for the medicine to be placed on the market. In June 2016, we partnered with Clinigen Group plc’s Idis managed access division to initiate a managed access program in selected European countries, which agreement terminated on April 10, 2017 and after which we partnered with Swedish Orphan Biovitrum AB, or SOBI, to continue our managed access program in selected European countries. While we expect to commercially launch RAVICTI in Europe in 2017 through an exclusive distribution agreement with SOBI, we cannot guarantee we will be able to successfully implement our commercial plans for RAVICTI in Europe. With respect to PROCYSBI and QUINSAIR, which are approved for marketing in the EU, we intend to continue evaluating commercial launches in additional EU countries as well as pursuing early access programs. Although LODOTRA is approved for marketing in countries outside the United States, to date it has only been marketed in a limited number of countries.

If any of our commercial strategies are unsuccessful or we fail to successfully modify our strategies over time due to changing market conditions, our ability to increase market share for our medicines, grow revenues and sustain profitability will be harmed.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biopharmaceutical company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights. We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights. In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Although we had expanded our sales force to approximately 525 sales representatives as of March 31, 2017, consisting of approximately 70 orphan disease sales representatives, 108 rheumatology sales specialists and 347 primary care sales representatives, we currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

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

Part of our commercial strategy to increase adoption and access to our medicines in the face of these incentives to use generic alternatives is to offer physicians the opportunity to have patients fill prescriptions through independent pharmacies participating in our HorizonCares patient access program. Through HorizonCares, financial assistance may be available to reduce eligible patients’ out-of-pocket costs for prescriptions filled. Because of this assistance, eligible patients’ out-of-pocket cost for our medicines when dispensed through HorizonCares may be significantly lower than such costs when our medicines are dispensed outside of the HorizonCares program. However, to the extent physicians do not direct prescriptions currently filled through traditional pharmacies, including those associated with or controlled by PBMs, to pharmacies participating in our HorizonCares program, we may experience a significant decline in DUEXIS, VIMOVO and PENNSAID 2% prescriptions as a result of formulary exclusions, co-payment requirements or other incentives to use lower-priced alternatives to our medicines. Our ability to increase utilization of our patient access programs will depend on physician and patient awareness and comfort with the programs, and we have limited ability to influence whether physicians use our patient access programs to prescribe our medicines or whether patients will agree to receive our medicines through our HorizonCares program. In addition, the HorizonCares program is not available to federal health care program (such as Medicare and Medicaid) beneficiaries. We have also contracted with certain PBMs and other payers to secure formulary status and reimbursement for certain of our primary care medicines, which generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions. While we recently announced business relationships with two of the largest PBMs, Express Scripts and CVS Caremark, that have resulted in DUEXIS and VIMOVO being removed from the Express Scripts and CVS Caremark 2017 exclusion lists, as well as a rebate agreement with another PBM, Prime Therapeutics LLC, and we believe these agreements will secure formulary status for certain of our medicines, we cannot guarantee that we will be able to agree to terms with other PBMs and other payers, or that such terms will be commercially reasonable to us. Despite our agreements with PBMs, the extent of formulary status and reimbursement will ultimately depend to a large extent upon individual healthcare plan formulary decisions. If healthcare plans that contract with PBMs with which we have agreements do not adopt formulary changes recommended by the PBMs with respect to our medicines, we may not realize the expected access and reimbursement benefits from these agreements. In addition, we generally pay higher rebates for prescriptions covered under plans that adopt a PBM-chosen formulary than for plans that adopt custom formularies. Consequently, the success of our PBM contracting strategy will depend not only on our ability to expand formulary adoption among healthcare plans, but also upon the relative mix of healthcare plans that have PBM-chosen formularies versus custom formularies. For example, during the first quarter of 2017, the adoption rates of our primary care medicines onto certain healthcare plan formularies during the period were lower than we had anticipated and as a result, we incurred higher patient assistance costs than we expected, and the mix of healthcare plans adopting our primary care medicines onto their formularies was more heavily weighted towards plans that use PBM-chosen formularies, which resulted in higher rebate costs than we expected. If we are unable to realize the expected benefits of our contractual arrangements with the PBMs we may continue to experience reductions in net sales from our primary care business unit. If we are unable to increase adoption of HorizonCares for filling prescriptions of our medicines or to secure formulary status and reimbursement through arrangements with PBMs and other payers, particularly with healthcare plans that use custom formularies, our ability to achieve net sales growth for our primary care business unit would be impaired.

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

If the cost of maintaining our patient access programs increases relative to our sales revenues, we could be forced to reduce the amount of patient financial assistance that we offer or otherwise scale back or eliminate such programs, which could in turn have a negative impact on physicians’ willingness to prescribe and patients’ willingness to fill prescriptions of our medicines. While we believe that our recent arrangements with PBMs will result in broader inclusion of certain of our primary care medicines on healthcare plan formularies, and therefore increase payer reimbursement and lower our cost of providing patient access programs, these arrangements generally require us to pay administrative and rebate payments to the PBMs and/or other payers and their effectiveness will ultimately depend to a large extent upon individual healthcare plan formulary decisions that are beyond the control of the PBMs. If our arrangements with PBMs and other payers do not result in increased prescriptions and reductions in our costs to provide our patient access programs that are sufficient to offset the administrative fees and rebate payments to the PBMs and/or other payers, our financial results may continue to be harmed.

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

On July 12, 2016, Raptor Pharmaceutical Corp., or Raptor, received a notice of deficiency, or NOD, from Health Canada, or HC, dated July 11, 2016 relating to the New Drug Submission, or NDS, Raptor submitted for PROCYSBI in January 2016. The NOD outlined specific deficiencies in the NDS that needed to be addressed for HC to complete its review. A complete response was submitted to HC to address the NOD on November 3, 2016. HC completed the screening process and accepted the NOD response for review on December 16, 2016. Based on a 180-day review for priority applications, it is anticipated that HC will complete its review of the NDS and decide whether to grant marketing approval for PROCYSBI for the treatment of nephropathic cystinosis by June 14, 2017.

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

Prior to our acquisition of Raptor, Raptor planned to pursue the development of QUINSAIR for use in the indication of bronchiectasis, or BE, not associated with cystic fibrosis. On September 8, 2016, Raptor met the Medicines and Healthcare Products Regulatory Agency, or the MHRA, to discuss non-clinical and clinical development aspects of QUINSAIR for the treatment of BE. On September 28, 2016, Raptor received a written response from the MHRA, which included answers to questions on trial design, among other responses. In the United States, Raptor submitted a protocol to FDA on August 18, 2016 for a Phase 2, placebo-controlled study of QUINSAIR in adults with BE. Feedback from FDA was received on October 17, 2016 requesting additional information and changes to the proposed study protocol. Raptor was also exploring further clinical development of QUINSAIR for the treatment of pulmonary nontuberculous mycobacteria, or NTM infection, based on third-party data generated pertaining to the susceptibility of certain pathogens to treatment with levofloxacin and other fluoroquinolone molecules. No clinical data has been generated with QUINSAIR in patients with BE or with NTM infections, either by Raptor, subsequently by Horizon or by other parties. This creates uncertainty regarding the potential efficacy of QUINSAIR in these indications.

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

Boehringer Ingelheim International GmbH, or Boehringer Ingelheim International, currently has certain rights to commercialize interferon gamma 1b, known as IMUKIN, outside the United States, Canada and Japan. On May 18, 2016, we entered into a definitive agreement with Boehringer Ingelheim International to acquire such rights to IMUKIN, or the IMUKIN Acquisition. The transaction is expected to close in 2017 and we are continuing to work with Boehringer Ingelheim International to enable the transfer of applicable marketing authorizations. AstraZeneca AB, or AstraZeneca, has retained its existing rights to VIMOVO in territories outside of the United States, including the right to use the VIMOVO name and related trademark. While we have the worldwide rights to BUPHENYL, the marketing and distribution rights are granted to SOBI and Orphan Pacific, Inc., or Orphan Pacific. Similarly, Nuvo Research Inc., or Nuvo, has retained its rights to PENNSAID 2% in territories outside of the United States and in March 2017 Nuvo announced that it had entered into an exclusive license agreement with Sayre Therapeutics PVT Ltd. to distribute, market and sell PENNSAID 2% in India, Sri Lanka, Bangladesh and Nepal. Nuvo also announced that it expects to complete PENNSAID 2% out-licensing agreements for other territories throughout 2017 and 2018. We have little or no control over Boehringer Ingelheim International’s activities with respect to IMUKIN outside the United States, Canada and Japan, over AstraZeneca’s activities with respect to VIMOVO outside of the United States, over SOBI’s activities with respect to BUPHENYL in Europe, certain Middle Eastern and North African countries, over Orphan Pacific’s activities with respect to AMMONAPS in Japan or over Nuvo’s or its existing and future commercial partners’ activities with respect to PENNSAID 2% outside of the United States, even though those activities could impact our ability to successfully commercialize these medicines. For example, AstraZeneca or its assignees or Nuvo or its assignees can make statements or use promotional materials with respect to VIMOVO or PENNSAID 2%, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell VIMOVO or PENNSAID 2%, respectively, in foreign countries, including Canada, at prices that are dramatically lower than the prices we charge in the United States. These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States, in particular because AstraZeneca is continuing to market VIMOVO outside the United States under the same VIMOVO brand name that we are using in the United States. In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them. We also rely on Boehringer Ingelheim International, AstraZeneca, SOBI and Nuvo or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States (and outside of Canada and Japan with regards to Boehringer Ingelheim International), as we have or will have limited access to this information ourselves.

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

We have experienced recent growth and expanded the size of our organization substantially in connection with our recent acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2010 and prior to the commercial launch of DUEXIS, we employed approximately 40 full-time employees as a consolidated entity. As of March 31, 2017, we employed approximately 1,030 full-time employees, including approximately 525 sales representatives, representing a substantial change to the size of our organization. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

As a result of our acquisition of Raptor and our plans to launch RAVICTI in Europe through an exclusive distribution agreement with SOBI, we may continue expanding our operations and add commercial personnel in Europe. We may not be successful in integrating Raptor’s existing European operations and personnel with our own or in otherwise growing our commercial operations outside the United States, and could encounter other challenges in growing our commercial presence in Europe, including due to risks associated with political and economic instability, operating under different legal requirements and tax complexities. If we are unable to manage our commercial growth outside of the United States, our opportunities to expand sales in other countries will be limited or we may experience greater costs with respect to our ex-U.S. commercial operations.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey against several companies intending to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the FDA’s Orange Book, or the Orange Book. These cases are collectively known as the PENNSAID 2% cases, and involve the following sets of defendants: (i) Actavis Laboratories UT, Inc., formerly known as Watson Laboratories, Inc., Actavis, Inc. and Actavis plc, or collectively Actavis; and (ii) Lupin Limited and Lupin Pharmaceuticals, Inc., or collectively Lupin. These cases arise from Paragraph IV Patent Certification notice letters from each of Actavis and Lupin advising each had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit. In Horizon Pharma Ireland Limited, et al v. Actavis Laboratories UT, Inc., C.A. No. 14-cv-7992-NLH-AMD, a bench trial was held in March 2017 regarding claim 12 of U.S. Patent 9,066,913. Post-trial briefs were filed April 20, 2017. A decision is expected to issue no later than May 15, 2017. No trial date has been set in any other PENNSAID 2% cases.

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

On April 4, 2016, the U.S. Treasury and the IRS issued temporary regulations and in January 2017 issued final regulations that expand the scope of transactions subject to the rules designed to eliminate the U.S. tax benefits of so-called inversion transactions. Under the temporary regulations, the former stockholders of U.S. corporations acquired by a foreign corporation within 36 months of the signing date of the last such acquisition are aggregated for the purpose of determining whether the foreign corporation will be treated as a domestic corporation for U.S. federal tax purposes because at least 80 percent of the stock of the foreign corporation is held by former stockholders of a U.S. corporation. The requirement to aggregate the stockholders in such acquisitions for the purpose of determining whether the 80 percent threshold is met may limit our ability to use our stock to acquire U.S. corporations or their assets in the future. The Secretary of the United States Treasury recently announced that the U.S. Treasury will review every significant regulation issued over the past year and a half, including certain inversion regulations, but, at present, it is unclear what the outcome of Treasury’s review will be or what impact it may have on us.

The U.S. Treasury and the IRS also issued proposed regulations on April 4, 2016 as well as final and temporary regulations in October 2016 that address whether an interest in a related corporation is debt or equity for United States federal income tax purposes. These regulations could result in recharacterization of inter-company debt to equity for certain of our inter-company debt and such a recharacterization could result in more of our future income being taxed by the United States and thereby increase our effective tax rate. We are continuing to evaluate the impact that these regulations may have and will reflect such impact on our financial statements as required.

In July 2015, the International Tax Bipartisan Tax Working Group of the United States Senate Committee on Finance, or the Finance Committee, issued its report on international tax reform. The Finance Committee’s co-chairs concluded that it will be necessary to limit earnings stripping by foreign multinationals through interest deductions on inter-company debt in order to eliminate a competitive advantage that foreign multinationals would otherwise have over domestic multinational companies. The status of the recommendations from the International Tax Bipartisan Tax Working Group, including regulations aimed at curbing earnings stripping, as well as the status of United States tax reform in general, is subject to significant uncertainty as the President Trump and both houses of Congress are considering several material tax reform proposals. These proposals include, among other items, a significant reduction to the United States corporate tax rate and a possible “border adjustment tax” that would effectively increase the economic cost of imports.  At this point in time it is not possible to determine all of the possible consequences to us of the various tax reform proposals that are under consideration. However, any tax reform could significantly impact our United States and worldwide tax liabilities.

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

The U.S. federal government has called for substantial changes to U.S. tax policy and laws and the President Trump has recently released an outline of a proposed tax plan which would significantly alter the U.S. tax code if enacted. We do not currently have sufficient information that would allow us to predict what U.S. tax reform, if any, may be enacted in the future or what impact any such changes would have on our business. Changes to U.S. tax laws could significantly impact our business, financial condition, results of operations, or cash flows.

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

Any regulatory approvals that we obtain for our medicine candidates may also be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the medicine candidate. In addition, with respect to our current FDA-approved medicines (and with respect to our medicine candidates, if approved), the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the medicine are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, GCPs, international conference on harmonization regulations, or ICH regulations, and GLPs, which are regulations and guidelines enforced by the FDA for all of our medicines in clinical development, for any clinical trials that we conduct post-approval. With respect to RAVICTI, the FDA imposed several post-marketing requirements and a post-marketing commitment, which include remaining obligations to conduct studies in UCD patients during the first two months of life and from two months to two years of age, including a study of the pharmacokinetics in both age groups, and a randomized study to determine the safety and efficacy in UCD patients who are treatment naïve to phenylbutyrate treatment. Although we are committed to carrying out these commitments, there are challenges in conducting studies in pediatric patients including availability of study sites, patients, and obtaining parental informed consent. In May 2017, the FDA approved our supplemental new drug application, or sNDA, for RAVICTI to expand the age range for chronic management of UCDs from two years of age and older to two months of age and older. Subject to positive data from on-going studies, we have targeted an sNDA submission in the first quarter of 2018 in relation to UCD patients during the first two months of life. In connection with our acquisition of Crealta Holdings LLC, or Crealta, in January 2016, we assumed responsibility for an observational study related to KRYSTEXXA. Thus far in this study there have been no new safety signals and the reported safety results parallel those in the KRYSTEXXA product label. We are continuing to screen and enroll patients in the near term. With respect to QUINSAIR, we are required to conduct post-marketing clinical studies in cystic fibrosis patients pursuant to obligations in the MAA for QUINSAIR and submit data to the EMA regularly regarding observed clinical medicine profile and safety assessment.

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

Outside of the United States, the success of our medicines, including BUPHENYL, LODOTRA, PROCYSBI, QUINSAIR, RAVICTI and, following the IMUKIN Acquisition, interferon gamma-1b (currently commercialized under the trade names IMUKIN, IMUKINE, IMMUKIN and IMMUKINE), will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. The majority of LODOTRA sales are in Germany and Italy where reimbursement has been approved. BUPHENYL is marketed in select countries throughout Europe, the Middle East and the Asia-Pacific region. We launched RAVICTI in Canada in November 2016 and we expect to begin commercializing RAVICTI in Europe in 2017 through an exclusive distribution agreement with SOBI. PROCYSBI is marketed in select countries in Europe and QUINSAIR was recently launched in certain countries in Europe and in Canada, but we cannot be certain that existing reimbursement in EU countries will be maintained or that we will be able to secure reimbursement in additional countries. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our medicines on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the medicine or as volumes increase. Many countries in the EU have increased the amount of discounts required on medicines, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. As a result of these pricing practices, it may become difficult to achieve or sustain profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

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

In January 2017, the United States House of Representatives and Senate passed legislation, the concurrent budget resolution for fiscal year 2017, which initiates actions that would repeal certain aspects of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA, to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In May 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, will amend and repeal significant portions of the ACA. However, the U.S. Senate is unlikely to adopt the American Health Care Act as passed by the U.S. House of Representatives. The U.S. Senate could adopt other legislation to amend or replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, drug pricing by pharmaceutical companies has recently come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies.  Moreover, President Trump has called for federal legislation to regulate the prices of medicines. The majority of our medicines are purchased by private payers, and much of the focus of pending legislation is on government program reimbursement. However, we cannot know what form any such legislation may take, the likelihood it would be signed into law or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

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

With respect to the investigator-initiated study to evaluate ACTIMMUNE in combination with OPDIVO® (nivolumab) in advanced solid tumors and the planned Phase 3 pivotal clinical trial of teprotumumab in thyroid eye disease that we expect to begin in the second half of 2017, and to the extent that we are required to conduct additional clinical development of any of our existing or later acquired medicines or we conduct clinical development of earlier stage medicine candidates or for other additional indications for RAYOS/LODOTRA, we may experience delays in these clinical trials or investigator-initiated studies. We do not know whether any additional clinical trials will be initiated in the future, begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of medicines we develop. We currently carry product liability insurance covering our clinical studies and commercial medicine sales in the amount of $125 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the on-going commercialization of our current medicines in the United States, and/or the potential commercial launches of any of our medicines in additional markets or for additional indications, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Risks Related to our Financial Position and Capital Requirements

In the past we have incurred significant operating losses.*

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara, Hyperion, Crealta and Raptor. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses in the past. We had an operating loss of $105.4 million for the three months ended March 31, 2017, an operating loss of $147.2 million for the year ended December 31, 2016, operating income of $55.4 million for the year ended December 31, 2015 and an operating loss of $8.5 million for the year ended December 31, 2014. We had a net loss of $90.6 million for the three months ended March 31, 2017, a net loss of $166.8 million for the year ended December 31, 2016, net income of $39.5 million for the year ended December 31, 2015 and a net loss of $263.6 million for the year ended December 31, 2014. As of March 31, 2017, we had an accumulated deficit of $931.4 million. Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting. Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. While we anticipate that we will generate operating profits in the future, whether we can sustain this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of March 31, 2017, we had $1,889.3 million book value, or $2,025.0 million principal amount, of indebtedness, including $850.0 million in secured indebtedness. In March 2017, we borrowed $850.0 million in principal amount of secured loans pursuant to our Credit Agreement. In connection with the acquisition of Hyperion, we issued $475.0 million aggregate principal amount of the 2023 Senior Notes in April 2015. In connection with the acquisition of Raptor, we issued $300.0 million aggregate principal amount of 2024 Senior Notes in October 2016. In March 2015, we issued $400.0 million aggregate principal amount of Exchangeable Senior Notes. Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.*

From time to time, global credit and financial markets have experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon commercialization or development plans. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic down-turn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

At March 31, 2017, we had $603.4 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2017, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Covenants under the indentures governing our 2024 Senior Notes and 2023 Senior Notes and our credit agreement may restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected.

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

On January 12, 2017, a six-day bench trial commenced against defendants Dr. Reddy’s and Mylan before the Honorable Judge Mary Cooper in the District of New Jersey. The patents at issue in this trial included two Orange Book listed patents:  U.S. Patent Nos. 6,926,907 and 8,557,285. Defendant Lupin formerly entered into a stay pending entry of judgment in this consolidated action. Post-trial filings were exchanged on April 24, 2017. Closing arguments are set for May 17, 2017.

On August 19, 2015, Lupin filed Petitions for inter partes review, or IPR, of U.S. Patent No. 8,858,996, or the ’996 patent, and U.S. Patent Nos. 8,852,636 and 8,865,190, or the ’190 patent, all patents in litigation in the above referenced VIMOVO cases. On March 1, 2016, the Patent Trial and Appeal Board, or the PTAB, issued decisions to institute the IPRs for the ‘996 patent and the ’190 patent. The PTAB must issue a final written decision on the IPRs of the ’996 patent and the ’190 patent no later than March 1, 2017. Also on March 1, 2016, the PTAB denied the Petition for IPR for U.S. Patent No. 8,852,636. The PTAB hearings for the ’996 and ’190 patents were both held on November 29, 2016. On February 28, 2017, the Patent Trial and Appeal Board issued final written decisions on the IPRs of the ‘996 and ‘190 patents, upholding the validity of both patents.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against two companies intending to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the PENNSAID 2% cases, and involve the following sets of defendants: (i) Actavis and (ii) Lupin. These cases arise from Paragraph IV Patent Certification notice letters from each of Actavis and Lupin advising each had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of Orange Book listed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, 8,871,809, 9,066,913, 9,101,591, 9,132,110, 9,168,304, 9,168,305, 9,220,784, 9,339,551 and 9,339,552.

On August 17, 2016, the district court issued a Markman opinion holding certain of the asserted claims of U.S. Patents  8,252,838, 8,563,613, 9,066,913, and 9,101,591 invalid as indefinite.  On August 30, 2016, we filed a motion for reconsideration of the court’s August 17, 2016, opinion.  On January 6, 2017, the court denied our motion for reconsideration.  On March 16, 2017, the court granted Actavis’ motion for summary judgment of non-infringement of the asserted claims of U.S. Patents 8,546,450, 8,217,078, and 9,132,110.  A final judgment confirming this non-infringement decision is expected to issue no later than May 14, 2017.  In view of the Markman and summary judgment decisions, a bench trial was held in March 2017 regarding claim 12 of U.S. Patent 9,066,913.  Post-trial briefs were filed April 20, 2017. A decision is expected to issue no later than May 14, 2017.

On October 27, 2015, we filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patents 9,168,304 and 9,168,305. On February 5, 2016, we filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent 9,220,784. All three patents, U.S. Patents 9,168,304, 9,168,305and 9,220,784, are listed in the Orange Book and have claims that cover PENNSAID 2%.  All claims from U.S. Patents 9,168,304, 9,168,305, and 9,220,784 asserted against Actavis were held invalid as indefinite by way of the court’s August 17, 2016, Markman opinion and the court’s January 6, 2017, order denying our motion for reconsideration.  No claims from these three patents remain asserted against Actavis.

We received from Actavis a Paragraph IV Patent Certification Notice Letter dated September 27, 2016, against Orange Book listed U.S. Patent 9,415,029, advising that Actavis had filed an ANDA with the FDA for a generic version of PENNSAID 2%.

On March 18, 2015, we received a Paragraph IV Patent Certification against Orange Book listed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, and 8,871,809 from Lupin Limited advising that Lupin Limited had filed an ANDA with the FDA for generic version of PENNSAID 2%. On April 30, 2015, we filed suit in the United States District Court for the District of New Jersey against Lupin Limited and Lupin Pharmaceuticals Inc., collectively referred to as Lupin, seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Lupin has infringed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Lupin’s ANDA for 30 months or until an earlier district court decision which finds that the subject patents are not infringed or are invalid.

On June 30, 2015, we filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent 9,066,913. On August 11, 2015, we filed an amended complaint in the United States District Court for the District of New Jersey against Lupin that added U.S. Patent 9,101,591 to the litigation pending on U.S. Patent 9,066,913. On September 17, 2015, we filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent 9,132,110. All three patents, U.S. Patents 9,066,913, 9,101,591, and 9,132,110, are listed in the Orange Book and have claims that cover PENNSAID 2%.

On October 27, 2015, we filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patens 9,168,304 and 9,168,305.  On February 5, 2016, we filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent 9,220,784. On August 18, 2016, we filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patents 9,339,551, 9,339,552, 9,370,501 and 9,375,412. All seven patents, U.S. Patents 9,168,304, 9,168,305, 9,220,784, 9,339,551, 9,339,552, 9,370,501 and 9,375,412, are listed in the Orange Book and have claims that cover PENNSAID 2%.  All of the infringement actions brought against Lupin remain pending, with certain claims of the ’809, ’913, ’450, ’110, ’551, ’552, ’412 and ’501 patents being asserted.  The decisions reached by the court in the related Actavis actions regarding invalidity of asserted claims, as described above, will apply with equal force to the same claims asserted against Lupin in these actions.  The court has not yet set a trial date for the Lupin actions.

We have received from Apotex Paragraph IV Patent Certification Notice Letters dated April 1, 2016, June 30, 2016, September 21, 2016, April 20, 2017 and April 27, 2017 against Orange Book listed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, 8,741,956, 8,871,809, 9,066,913, 9,101,591, 9,132,110, 9,168,304, 9,168,305, 9,220,784, 9,339,551, 9,339,552 9,415,029, 9,539,335 and 9,370,501 advising that Apotex had filed an ANDA with the FDA for a generic version of PENNSAID 2%.

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

On April 29, 2015, Par Pharmaceutical filed Petitions for IPR of U.S. Patent 8,404,215 and U.S. Patent 8,642,012, two of the patents involved in the above mentioned RAVICTI cases. On November 4, 2015, the PTAB issued decisions instituting such IPRs and on December 14, 2015, the District Court Judge Roy Payne issued a stay pending a final written decision from the PTAB with respect to such IPRs. On September 29, 2016, the PTAB found all of the claims in U.S. Patent 8,404,215 to be unpatentable. We have not appealed the PTAB’s final written decision with respect to U.S. Patent 8,404,215.  On November 3, 2016, the PTAB issued a final written decision holding all of the claims of U.S. Patent 8,642,012 patentable.  On December 29, 2016, Par filed a notice of appeal with the Federal Circuit to appeal the final written decision of the PTAB concerning the patentability of U.S. Patent 8,642,012.

On April 1, 2016, Lupin filed a Petition for IPR of U.S. Patent 9,095,559, a patent currently at issue in the Lupin RAVICTI case. On September 30, 2016, the PTAB issued a decision instituting the IPR. The PTAB must issue a final written decision on the IPR no later than September 30, 2017.  On March 27, 2017, Lupin filed a Petition to request an IPR of U.S. Patent 9,254,278 and a Petition to request an IPR of U.S. Patent 9,326,966.

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

In addition, we are subject to contractual obligations under our agreements with Tripex and PARI related to QUINSAIR. Under the agreement with Tripex, we are required to pursue commercially reasonable efforts to initiate, and subsequently to complete, an additional clinical trial of QUINSAIR in a non-cystic fibrosis patient population within a specified period of time and an obligation to progress toward submitting an NDA for approval of QUINSAIR in the United States for use in all or part of the cystic fibrosis patient population. These obligations are subject to certain exceptions due to, for example, manufacturing delays not under our control, or delays caused by the FDA. If we fail to properly exercise such efforts to initiate and complete an appropriate clinical trial, or fail to submit an NDA for U.S. approval in the cystic fibrosis patient population, during the time periods specified in the agreement, we may be subject to various claims by Tripex and parties affiliated with Tripex. In addition, if we do not spend a minimum amount on QUINSAIR development in each of the three years following our acquisition of Raptor, we may also be obligated to pre-pay a milestone payment related to initiating a clinical trial for QUINSAIR in a non-cystic fibrosis indication. Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States and to spend a specified minimum amount per year on development activities in the United States until submission of the NDA for QUINSAIR in the United States. If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States or could be terminated. We are also subject to contractual obligations under our license agreements with UCSD with respect to PROCYSBI, including diligence obligations to develop PROCYSBI for the treatment of NASH and Huntington’s disease, with which we currently are not in compliance. To the extent that we fail to perform the diligence obligations under the agreement, UCSD may, with respect to such indication, terminate the license or otherwise cause the license to become non-exclusive. If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications.

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

We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future, including due to limitations that are currently imposed by our Credit Agreement and the indentures governing the 2024 Senior Notes and the 2023 Senior Notes. Any return to shareholders will therefore be limited to the increase, if any, of our ordinary share price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We completed the following issuances of unregistered securities during the three months ended March 31, 2017:

•	In January 2017, we issued an aggregate of 5,227 ordinary shares to Carter Mack upon the cashless exercise of a warrant to purchase an aggregate of 6,903 ordinary shares.
•	In February 2017, we issued an aggregate of 513,127 ordinary shares to Quaker BioVentures II, L.P. upon the cashless exercise of a warrant to purchase an aggregate of 690,369 ordinary shares.
•	In March 2017, we issued an aggregate of 5,105 ordinary shares to Robert Carey upon the cashless exercise of a warrant to purchase an aggregate of 6,913 ordinary shares.

ITEM 6. EXHIBITS

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON PHARMA PLC

Date: May 8, 2017	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2017	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

10.1(13)

Amendment No. 2, dated March 29, 2017, to Credit Agreement, dated May 7, 2015 (as amended by Amendment No. 1, dated October 25, 2016), by and among Horizon Pharma, Inc., as Borrower, Horizon Pharma USA, Inc., as an Additional Borrower, Horizon Pharma Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.

10.2(14)	Transition services letter agreement, dated April 21, 2017, between Horizon Pharma plc and David Happel.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description of Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 20, 2014.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014.
(3)	Incorporated by reference to Horizon Pharma Public Limited Company’s Amendment No. 1 to Current Report on Form 8-K, filed on April 9, 2015.
(4)	Incorporated by reference to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 29, 2016.
(5)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on September 12, 2016.
(6)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 5, 2017.
(7)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(8)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.
(9)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on March 13, 2015.
(10)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on April 29, 2015.
(11)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 11, 2015.
(12)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on October 25, 2016.
(13)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on March 30, 2017.
(14)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on April 21, 2017.