Form 10-K/A
period 2015-12-31
Horizon Pharma plc
filed 2017-05-26
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Horizon Pharma Public Limited Company (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “10-K”). This Amendment is being filed solely to re-file revised redacted versions of Exhibits 2.4, 10.61, 10.62 and 10.68 to the 10-K, reflecting changes to the Company’s confidential treatment request with respect to certain portions of such exhibits. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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