Form 10-Q/A
period 2016-09-30
Horizon Pharma plc
filed 2017-05-26
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Horizon Pharma Public Limited Company (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2016 (the “10-Q”). This Amendment is being filed solely to re-file a revised redacted version of Exhibit 10.5 to the 10-Q, reflecting changes to the Company’s confidential treatment request with respect to certain portions of such exhibit. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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