Form 10-Q
period 2017-06-30
Horizon Pharma plc
filed 2017-08-07
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of July 28, 2017: 163,354,268.

HORIZON PHARMA PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of	As of
	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$554,269	$509,055
Restricted cash	7,266	7,095
Accounts receivable, net	390,844	305,725
Inventories, net	102,244	174,788
Prepaid expenses and other current assets	45,988	49,619
Total current assets	1,100,611	1,046,282
Property and equipment, net	22,657	23,484
Developed technology, net	2,580,875	2,767,184
Other intangible assets, net	5,846	6,251
Goodwill	427,944	445,579
Deferred tax assets, net	2,163	911
Other assets	29,845	2,368
TOTAL ASSETS	$4,169,941	$4,292,059
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt—current portion	$8,500	$7,750
Accounts payable	81,884	52,479
Accrued expenses	112,452	182,765
Accrued trade discounts and rebates	413,201	297,556
Accrued royalties—current portion	61,575	61,981
Deferred revenues—current portion	4,254	3,321
Total current liabilities	681,866	605,852
LONG-TERM LIABILITIES:
Exchangeable notes, net	306,022	298,002
Long-term debt, net, net of current	1,577,822	1,501,741
Accrued royalties, net of current	268,144	272,293
Deferred revenues, net of current	7,856	7,763
Deferred tax liabilities, net	210,821	296,568
Other long-term liabilities	88,642	46,061
Total long-term liabilities	2,459,307	2,422,428
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 300,000,000 shares authorized; 163,698,457 and 162,004,956 shares issued at June 30, 2017 and December 31, 2016, respectively, and 163,314,091 and 161,620,590 shares outstanding at June 30, 2017 and December 31, 2016, respectively	16	16
Treasury stock, 384,366 ordinary shares at June 30, 2017 and December 31, 2016	(4,585)	(4,585)
Additional paid-in capital	2,177,377	2,119,455
Accumulated other comprehensive loss	(2,132)	(3,086)
Accumulated deficit	(1,141,908)	(848,021)
Total shareholders’ equity	1,028,768	1,263,779
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,169,941	$4,292,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$289,507	$257,378	$510,366	$462,068
Cost of goods sold	130,150	81,126	269,266	158,359
Gross profit	159,357	176,252	241,100	303,709
OPERATING EXPENSES:
Research and development	163,101	11,210	176,162	23,932
Selling, general and administrative	181,923	133,575	355,988	275,514
Total operating expenses	345,024	144,785	532,150	299,446
Operating (loss) income	(185,667)	31,467	(291,050)	4,263
OTHER EXPENSE, NET:
Interest expense, net	(31,608)	(19,228)	(63,591)	(38,686)
Foreign exchange gain (loss)	151	15	(108)	(158)
Gain on divestiture	5,856	—	5,856	—
Loss on debt extinguishment	—	—	(533)	—
Other expense, net	(35)	(26)	—	(40)
Total other expense, net	(25,636)	(19,239)	(58,376)	(38,884)
(Loss) income before benefit for income taxes	(211,303)	12,228	(349,426)	(34,621)
BENEFIT FOR INCOME TAXES	(1,767)	(2,756)	(49,320)	(4,199)
NET (LOSS) INCOME	$(209,536)	$14,984	$(300,106)	$(30,422)
NET (LOSS) INCOME PER ORDINARY SHARE—Basic	$(1.29)	$0.09	$(1.85)	$(0.19)
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING—Basic	162,931,930	160,468,146	162,486,946	160,186,270
NET (LOSS) INCOME PER ORDINARY SHARE—Diluted	$(1.29)	$0.09	$(1.85)	$(0.19)
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING—Diluted	162,931,930	163,920,581	162,486,946	160,186,270
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	626	161	954	(86)
Other comprehensive income (loss)	626	161	954	(86)
COMPREHENSIVE (LOSS) INCOME	$(208,910)	$15,145	$(299,152)	$(30,508)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(300,106)	$(30,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	143,014	102,525
Equity-settled share-based compensation	57,960	55,418
Royalty accretion	25,694	19,028
Royalty liability remeasurement	(2,944)	—
Acquired in-process research and development expense	148,609	—
Impairment of non-current asset	22,270	—
Loss on debt extinguishment	388	—
Payments related to term loan refinancing	(3,940)	—
Amortization of debt discount and deferred financing costs	10,629	8,932
Gain on divestiture	(2,635)	—
Deferred income taxes	(79,486)	(5,362)
Foreign exchange and other adjustments	613	159
Changes in operating assets and liabilities:
Accounts receivable	(85,323)	(83,932)
Inventories	67,736	13,777
Prepaid expenses and other current assets	2,434	(16,626)
Accounts payable	29,823	42,278
Accrued trade discounts and rebates	116,950	35,480
Accrued expenses and accrued royalties	(98,179)	(43,527)
Deferred revenues	384	(418)
Other non-current assets and liabilities	14,755	4,174
Net cash provided by operating activities	68,646	101,484
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(167,850)	(520,405)
Proceeds from divestiture, net of cash divested	69,072	—
Change in restricted cash	(170)	(1,309)
Purchases of property and equipment	(2,628)	(12,776)
Net cash used in investing activities	(101,576)	(534,490)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from term loans	847,768	—
Repayment of term loans	(770,790)	(2,000)
Proceeds from the issuance of ordinary shares in connection with warrant exercises	11	—
Proceeds from the issuance of ordinary shares through ESPP programs	3,856	3,235
Proceeds from the issuance of ordinary shares in connection with stock option exercises	1,297	1,658
Payment of employee withholding taxes related to share-based awards	(5,202)	(4,734)
Repurchase of ordinary shares	(992)	—
Net cash provided by (used in) financing activities	75,948	(1,841)
Effect of foreign exchange rate changes on cash and cash equivalents	2,196	(244)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,214	(435,091)
CASH AND CASH EQUIVALENTS, beginning of the period	509,055	859,616
CASH AND CASH EQUIVALENTS, end of the period	$554,269	$424,525

Supplemental cash flow information:
Cash paid for interest	$58,396	$29,791
Net cash payments for income taxes	1,519	18,059
Cash paid for debt extinguishment	145	—
Supplemental non-cash flow information:
Purchases of property and equipment included in accounts payable and accrued expenses	939	2,189
Purchases of acquired in-process research and development included in accounts payable and accrued expenses	859	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Horizon Pharma plc and its consolidated subsidiaries. The unaudited condensed consolidated financial statements presented herein include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

On January 13, 2016, the Company completed its acquisition of Crealta Holdings LLC (“Crealta”) for approximately $539.7 million, including $24.9 million of cash acquired and $70.9 million paid to settle Crealta’s outstanding debt. Following completion of the acquisition, Crealta became a wholly owned subsidiary of the Company and was renamed as Horizon Pharma Rheumatology LLC.

On October 25, 2016, the Company completed its acquisition of Raptor Pharmaceutical Corp. (“Raptor”) in which the Company acquired all of the issued and outstanding shares of Raptor’s common stock for $9.00 per share in cash. The total consideration was $860.8 million, including $24.9 million of cash acquired and $56.0 million paid to settle Raptor’s outstanding debt. Following completion of the acquisition, Raptor became a wholly owned subsidiary of the Company and converted to a limited liability company, changing its name to Horizon Pharmaceutical LLC.

On May 8, 2017, the Company acquired River Vision Development Corp. (“River Vision”) for upfront cash payments totaling $151.9 million, including $6.3 million of cash acquired, and subject to other customary purchase price adjustments for working capital, and potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds. Following completion of the acquisition, River Vision became a wholly owned subsidiary of the Company and was renamed as Horizon Pharma Tepro, Inc.

On June 23, 2017, the Company sold its European subsidiary that owned the marketing rights to PROCYSBI® (cysteamine bitartrate) delayed-release capsules and QUINSAIR™ (levofloxacin inhalation solution) in Europe, the Middle East and Africa (“EMEA”) regions (“the Chiesi divestiture”) to Chiesi Farmaceutici S.p.A. (“Chiesi”) for an upfront payment of $72.2 million, including $3.1 million of cash divested, with additional potential milestone payments based on sales thresholds.

On June 30, 2017, the Company completed its acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International GmbH (“Boehringer Ingelheim International”) in all territories outside of the United States, Canada and Japan, as the Company previously held marketing rights to interferon gamma-1b in these territories. Boehringer Ingelheim International commercialized interferon gamma-1b under the trade names IMUKIN®, IMUKINE®, IMMUKIN® and IMMUKINE® (“IMUKIN”) in an estimated thirty countries, primarily in Europe and the Middle East. In May 2016, the Company paid Boehringer Ingelheim International €5.0 million ($5.6 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1132) for such rights and upon closing in June 2017, the Company paid Boehringer Ingelheim International an additional €19.5 million ($22.3 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1406). The Company markets interferon gamma-1b as ACTIMMUNE® in the United States.

The unaudited condensed consolidated financial statements presented herein include the results of operations of the acquired Crealta and Raptor businesses from the applicable dates of acquisition. See Note 3 for further details of acquisitions and divestitures.

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

The Company’s marketed medicines are:

Orphan Business Unit
ACTIMMUNE® (interferon gamma-1b); marketed as IMUKIN® outside the United States
BUPHENYL® (sodium phenylbutyrate) Tablets and Powder; marketed as AMMONAPS® in certain European countries and Japan
PROCYSBI® (cysteamine bitartrate) delayed-release capsules
QUINSAIR™ (levofloxacin inhalation solution)
RAVICTI® (glycerol phenylbutyrate) Oral Liquid

Rheumatology Business Unit
KRYSTEXXA® (pegloticase)
RAYOS® (prednisone) delayed-release tablets; marketed as LODOTRA® outside the United States

Primary Care Business Unit
DUEXIS® (ibuprofen/famotidine)
MIGERGOT® (ergotamine tartrate & caffeine suppositories)
PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”)
VIMOVO® (naproxen/esomeprazole magnesium)

Recent Accounting Pronouncements

From time to time, the Company adopts new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies.

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

Effective January 1, 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”). The update requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through earnings as a component of income tax expense. Previously, these differences were generally recorded in additional paid-in capital and thus had no impact on net income. The change in treatment of excess tax benefits and tax deficiencies also impacts the computation of diluted earnings per share, and the cash flows associated with those items are classified as operating activities on the condensed consolidated statements of cash flows. Additionally, ASU No. 2016-09 permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as allowed under previous standards, or recognized when they occur. As a result of the adoption, $7.2 million of excess tax benefits that had not previously been recognized, as the related tax deduction had not reduced current taxes payable, were recorded on a modified retrospective basis through a cumulative effect adjustment to its accumulated deficit as of January 1, 2017. During the three and six months ended June 30, 2017, the Company recognized an excess tax deficiency of $0.1 million and $0.4 million, respectively. The Company elected not to change its policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on the Company’s results of operations and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU No. 2017-09”). The amendment amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2017-09 on its condensed consolidated financial statements and related disclosures.

In February 2017, the FASB issued ASU No. 2017-05, (“Subtopic 610-20”), Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASU No. 2017-05”) which provides clarification regarding the scope of the asset derecognition guidance and accounting for partial sales of nonfinancial assets. The update defines an in-substance nonfinancial asset and clarifies that an entity should identify each distinct nonfinancial asset or in-substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. All businesses and nonprofit activities within the scope of Subtopic 610-20 are excluded from the amendments in this update. This guidance will be effective for annual and interim periods beginning after December 15, 2017 and is required to be applied at the same time as ASU No. 2014-09 (described below) is applied. The guidance can be applied using one of two methods: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized against retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect that this guidance may have on its condensed consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU No. 2016-16”). ASU No. 2016-16 was issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. ASU No. 2016-16 would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and does not require new disclosures. ASU No. 2016-16 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of ASU No. 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-16 on its condensed consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). Under ASU No. 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on its condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The new standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers (Topic 606): Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU No. 2016-12, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards will be effective for the Company beginning in the first quarter of 2018. The Company expects to elect the modified retrospective method and expects to identify similar performance obligations under ASU No. 2014-09 as compared with deliverables and separate units of account previously identified. As a result, the Company expects the timing of the majority of its revenue to remain the same. Certain of the Company’s contracts for sales outside the United States include contingent amounts of variable consideration that the Company was precluded from recognizing because of the requirement for amounts to be “fixed or determinable”. However, the Company anticipates that ASU No. 2014-09 will require it to estimate these amounts and as a result, the Company expects to recognize the majority of its revenue under such contracts earlier under ASU No. 2014-09 than it would have recognized under current guidance. The Company’s total deferred revenue as of June 30, 2017 was $12.1 million. Otherwise, the adoption is not expected to have a material impact on the condensed consolidated financial statements and related disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to, have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

NOTE 2 – NET (LOSS) INCOME PER SHARE

The following table presents basic net (loss) income per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Basic net (loss) income per share calculation:
Net (loss) income	$(209,536)	$14,984	$(300,106)	$(30,422)
Weighted average ordinary shares outstanding	162,931,930	160,468,146	162,486,946	160,186,270
Basic net (loss) income per share	$(1.29)	$0.09	$(1.85)	$(0.19)

The following table presents diluted net (loss) income per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Diluted net (loss) income per share calculation:
Net (loss) income	$(209,536)	$14,984	$(300,106)	$(30,422)
Weighted average ordinary shares outstanding	162,931,930	163,920,581	162,486,946	160,186,270
Diluted net (loss) income per share	$(1.29)	$0.09	$(1.85)	$(0.19)

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding during the period. Diluted net (loss) income per share reflects the potential dilution beyond shares for basic net (loss) income per share that could occur if securities or other contracts to issue ordinary shares were exercised, converted into ordinary shares, or resulted in the issuance of ordinary shares that would have shared in the Company’s earnings.

The computation of diluted net (loss) income per share excluded 21.5 million and 18.0 million equity awards and warrants for the three and six months ended June 30, 2017, respectively, and 14.0 million and 13.4 million equity awards and warrants for the three and six months ended June 30, 2016, respectively, because their inclusion would have had an anti-dilutive effect on diluted net (loss) income per share.

The potentially dilutive impact of the March 2015 private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) by Horizon Pharma Investment Limited (“Horizon Investment”), a wholly owned subsidiary of the Company, is determined using a method similar to the treasury stock method. Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash. Instead, the Company is required to increase the diluted net (loss) income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted net (loss) income per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s ordinary shares over the reporting period is in excess of the exchange price of the Exchangeable Senior Notes. There was no calculated spread added to the denominator for the three and six months ended June 30, 2017 and 2016.

NOTE 3 –DIVESTITURES, ACQUISITIONS AND OTHER ARRANGEMENTS

Divestiture of PROCYSBI and QUINSAIR rights in EMEA Regions

On June 23, 2017, the Company completed the Chiesi divestiture for an upfront payment of $72.2 million, including $3.1 million of cash divested, with additional potential milestone payments based on sales thresholds.

Pursuant to ASU No. 2017-01, the Company accounted for the Chiesi divestiture as a sale of a business. The Company determined that the sale of the business and its assets in connection with the Chiesi divestiture did not constitute a strategic shift and that it did not and will not have a major effect on its operations and financial results. Accordingly, the operations associated with the Chiesi divestiture are not reported in discontinued operations.

The gain on divestiture was determined as follows (in thousands):

Cash proceeds	$72,163
Add reimbursement of royalties	27,101
Less net assets sold:
Developed technology	(47,261)
Goodwill	(16,285)
Other	(24,482)
Less transaction and other costs	(5,380)
Gain on divestiture	$5,856

Under the terms of its agreement with Chiesi, the Company will continue to pay third parties for the royalties on sales of PROCYSBI and QUINSAIR in EMEA, and Chiesi will reimburse the Company for those royalties. The Company recorded an asset of $27.1 million to “other assets”, which represents the estimated amounts that are expected to be reimbursed from Chiesi for the PROCYSBI and QUINSAIR royalties. These estimated royalties are accrued in “other long-term liabilities”.

Transaction and other costs primarily relate to professional and license fees attributable to the divestiture.

Acquisitions

Acquisition of River Vision

On May 8, 2017, the Company acquired 100% of the equity interests in River Vision for upfront cash payments totaling $151.9 million, including $6.3 million of cash acquired, and subject to other customary purchase price adjustments for working capital, potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds. Pursuant to ASC 805 (as amended by ASU No. 2017-01), the Company accounted for the River Vision acquisition as the purchase of an in-process research and development (“IPR&D”) asset and, pursuant to ASC 730, recorded the purchase price as research and development expense during the three months ended June 30, 2017. Further, the Company recognized approximately $13.1 million of federal net operating losses, $2.8 million of state net operating losses and $5.8 million of federal tax credits. The acquired tax attributes were set up as deferred tax assets which were further netted within the net deferred tax liabilities of the U.S. group, offset by a deferred credit recorded in long-term liabilities.

Acquisition of Additional Rights to Interferon Gamma-1b

On June 30, 2017, the Company completed its acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International in all territories outside of the United States, Canada and Japan, as the Company previously held marketing rights to interferon gamma-1b in these territories. Boehringer Ingelheim International commercialized interferon gamma-1b as IMUKIN in an estimated thirty countries, primarily in Europe and the Middle East. In May 2016, the Company paid Boehringer Ingelheim International €5.0 million ($5.6 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1132) for such rights and upon closing in June 2017, the Company paid Boehringer Ingelheim International an additional €19.5 million ($22.3 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1406). The Company currently markets interferon gamma-1b as ACTIMMUNE in the United States. The €5.0 million upfront amount paid in May 2016 had initially been included in “other assets” in the Company’s condensed consolidated balance sheet. Following the discontinuation of the development of ACTIMMUNE in Friedreich’s ataxia (“FA”) in December 2016, the Company recorded an impairment charge of €5.0 million ($5.3 million when converted using a Euro-to-Dollar exchange rate at date of impairment of 1.052) to fully write off the asset in its condensed consolidated statements of comprehensive loss during the year ended December 31, 2016 as projections for future net sales of IMUKIN in these territories did not exceed the related costs. Upon closing, the Company recorded the additional €19.5 million payment ($22.3 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1406) as a “selling, general and administrative” expense in its condensed consolidated statement of comprehensive loss.

Raptor Acquisition

On October 25, 2016, the Company completed its acquisition of Raptor in which the Company acquired all of the issued and outstanding shares of Raptor’s common stock for $9.00 per share. The acquisition added two medicines, PROCYSBI and QUINSAIR, to the Company’s medicine portfolio. Through the acquisition, the Company expects to leverage as well as expand the existing infrastructure of its orphan disease business. Following completion of the acquisition, Raptor became a wholly owned subsidiary of the Company and converted to a limited liability company, changing its name to Horizon Pharmaceutical LLC. The Company financed the transaction through $300.0 million of aggregate principal amount of 8.75% Senior Notes due 2024 (the “2024 Senior Notes”), $375.0 million aggregate principal amount of loans pursuant to an amendment to the Company’s existing credit agreement, as described in Note 16, and cash on hand. The total consideration for the acquisition was approximately $860.8 million, including $24.9 million of cash acquired and $56.0 million paid to settle Raptor’s outstanding debt, and was composed of the following (in thousands):

Cash	$841,494
Net settlements on the exercise of stock options and restricted stock units	19,268
Total consideration	$860,762

During the three and six months ended June 30, 2017, the Company incurred $4.0 million and $11.4 million, respectively, in Raptor acquisition-related costs including advisory, legal, accounting, severance, retention bonuses and other professional and consulting fees. During the three and six months ended June 30, 2017, $3.7 million and $10.8 million, respectively, were accounted for as “selling, general and administrative” expenses, and $0.3 million and $0.6 million, respectively, were accounted for as “research and development” expenses in the condensed consolidated statements of comprehensive (loss) income.

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

During the three months ended June 30, 2017, the Company recorded a measurement period adjustment related to accrued trade discounts and rebates as a result of new information, which resulted in a net decrease to goodwill of $1.4 million.

The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed by the Company, along with the resulting goodwill before and after the measurement period adjustment (in thousands):

(Liabilities assumed) and assets acquired:	Before	Adjustment	After
Accounts payable	$(4,572)	$—	$(4,572)
Accrued expenses	(23,773)	—	(23,773)
Accrued trade discounts and rebates	(6,377)	1,350	(5,027)
Deferred tax liabilities	(237,166)	—	(237,166)
Contingent royalty liability	(102,000)	—	(102,000)
Accrued royalties	(2,705)	—	(2,705)
Other non-current liability	(25,500)	—	(25,500)
Cash and cash equivalents	24,897	—	24,897
Restricted cash	1,350	—	1,350
Accounts receivable, net	17,767	—	17,767
Inventories	74,463	—	74,463
Prepaid expenses and other current assets	4,194	—	4,194
Property and equipment	3,373	—	3,373
Developed technology	946,000	—	946,000
Other non-current assets	1,765	—	1,765
Goodwill	189,046	(1,350)	187,696
Fair value of consideration paid	$860,762	$—	$860,762

Inventories acquired included raw materials, work-in-process and finished goods for PROCYSBI and QUINSAIR. Inventories were recorded at their preliminary estimated fair values. The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. The fair value of work-in-process has been determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing costs. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $67.0 million was recorded in connection with the acquisition. During the three and six months ended June 30, 2017, the Company recorded inventory step-up expense of $14.5 million and $44.0 million, respectively, related to PROCYSBI and QUINSAIR, of which $3.2 million was recorded to “gain on divestiture” in the condensed consolidated statement of comprehensive loss during the three months ended June 30, 2017.

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

Developed technology intangible assets reflect the estimated fair value of Raptor’s rights to PROCYSBI. The preliminary fair value of developed technology was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for Raptor’s medicines. Indications of value were developed by discounting these benefits to their acquisition-date worth at a discount rate of 12.5%. The fair value of the PROCYSBI developed technology was capitalized as of the Raptor acquisition date and is subsequently being amortized over approximately thirteen years and nine years for the U.S. rights and ex-U.S. rights, respectively, which are the periods in which over 90% of the estimated cash flows are expected to be realized. The Company assigned no preliminary fair value to QUINSAIR developed technology as projections of future net sales do not exceed the related costs. See Note 7 for details of developed technology sold in the Chiesi divestiture.

The Company has assigned a preliminary fair value of $102.0 million to a contingent liability for royalties potentially payable under previously existing agreements related to PROCYSBI. The royalties for PROCYSBI are payable under the terms of an amended and restated license agreement with The Regents of the University of California, San Diego (“UCSD”). See Note 14 for details of the percentages of royalties payable under this agreement. The initial fair value of this liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rate used was the same as for the fair value of the developed technology.

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

Crealta Acquisition

On January 13, 2016, the Company completed its acquisition of all the membership interests of Crealta. The acquisition added two medicines, KRYSTEXXA and MIGERGOT, to the Company’s medicine portfolio. The Crealta acquisition further diversified the Company’s portfolio of medicines and aligned with its focus of acquiring value-enhancing, clinically differentiated, long-life medicines that treat orphan diseases. The total consideration for the acquisition was approximately $539.7 million, including $24.9 million of cash acquired and $70.9 million paid to settle Crealta’s outstanding debt, and was composed of the following (in thousands):

Cash	$536,206
Net settlements on the exercise of stock options and restricted stock units	3,526
Total consideration	$539,732

During the three and six months ended June 30, 2017, the Company incurred zero and $0.5 million, respectively, in Crealta acquisition-related costs including legal, retention bonuses and other professional and consulting fees, which were accounted for as “selling, general and administrative” expenses. During the three and six months ended June 30, 2016, the Company incurred $1.6 million and $11.7 million, respectively, in Crealta acquisition-related costs including advisory, legal, accounting, valuation, severance, retention bonuses and other professional and consulting fees, of which $1.1 million and $11.0 million were accounted for as “selling, general and administrative”, respectively, $0.3 million and $0.3 million were accounted for as “research and development”, respectively, and $0.2 million and $0.4 million were accounted for as “costs of goods sold”, respectively, in the condensed consolidated statements of comprehensive income (loss).

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

Inventories acquired included raw materials, work-in-process and finished goods for KRYSTEXXA and MIGERGOT. Inventories were recorded at their estimated fair values. The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. The fair value of work-in-process has been determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing costs. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $144.3 million was recorded in connection with the acquisition. During the three and six months ended June 30, 2017, the Company recorded inventory step-up expense of $19.3 million and $33.7 million, respectively, related to KRYSTEXXA and MIGERGOT.

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

The Company has assigned a fair value of $51.3 million to a contingent liability for royalties potentially payable under previously existing agreements related to KRYSTEXXA and MIGERGOT. The royalties for KRYSTEXXA are payable under the terms of a license agreement with Duke University (“Duke”) and Mountain View Pharmaceuticals (“MVP”). See Note 14 for details of the percentages of royalties payable under such agreements. The initial fair value of this liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rate used was the same as for the fair value of the developed technology.

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

Other Arrangements

Collaboration and option agreement

On November 8, 2016, the Company entered into a collaboration and option agreement with a privately held life-science entity. Under the terms of the agreement, the privately held life-science entity will conduct certain research and pre-clinical and clinical development activities. Upon execution of the agreement, the Company paid $0.1 million for the option to acquire certain assets of the privately held life-science entity for $25.0 million, which is exercisable on specified key dates. Under the collaboration and option agreement, the Company is required to pay up to $9.8 million upon the attainment of various milestones, primarily to fund clinical development costs for the medicine. The Company paid $0.2 million in the fourth quarter of 2016 and $0.9 million in the first quarter of 2017 related to milestones. The initial upfront amount paid of $0.1 million has been included in “other assets” in the Company’s condensed consolidated balance sheet as of December 31, 2016 and June 30, 2017 and the milestone amounts of $1.1 million paid in the fourth quarter of 2016 and the first quarter of 2017 were recorded as “research and development” expenses in the condensed consolidated statement of comprehensive loss during the year ended December 31, 2016. In July 2017, the Company paid a further $1.5 million under the terms of the collaboration and option agreement. The Company has determined that the privately held life-science entity is a variable interest entity (“VIE”) as it does not have enough equity to finance its activities without additional financial support. As the Company does not have the power to direct the activities of the VIE that most significantly affect its economic performance, it is not the primary beneficiary of, and does not consolidate the results of the VIE. The Company will reassess the appropriate accounting treatment for this arrangement throughout the life of the agreement and modify these accounting conclusions accordingly.

Pro Forma Information

The table below represents the condensed consolidated financial information for the Company for the six months ended June 30, 2016 on a pro forma basis, assuming that the Crealta and Raptor acquisitions occurred as of January 1, 2016. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the Crealta and Raptor acquisitions, and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of definite-lived intangible assets, interest expense, debt discount and deferred financing costs associated with the debt in connection with the acquisitions.

Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (in thousands):

	For the Six Months Ended June 30, 2016
	As reported	Pro forma	Pro forma
	(Unaudited)	adjustments	(Unaudited)
		(Unaudited)
Net sales	$462,068	$61,705	$523,773
Net loss	(30,422)	(84,253)	(114,675)

The Company’s unaudited condensed consolidated statements of comprehensive loss for the six months ended June 30, 2016 include KRYSTEXXA and MIGERGOT net sales as a result of the acquisition of Crealta of $36.0 million and $2.0 million, respectively.

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

The components of inventories as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$14,272	$10,233
Work-in-process	44,105	85,022
Finished goods	43,867	79,533
Inventories, net	$102,244	$174,788

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on the Company’s gross profit, gross margin percentage and net income (loss) for all affected periods, the Company discloses balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements.

Finished goods at June 30, 2017 included $31.1 million of stepped-up KRYSTEXXA inventory. Work-in-process at June 30, 2017 included $30.5 million of stepped-up KRYSTEXXA inventory. Finished goods at December 31, 2016 included $27.7 million of stepped-up KRYSTEXXA and MIGERGOT inventory. Work-in-process at December 31, 2016 included $67.6 million of stepped-up KRYSTEXXA and MIGERGOT inventory.

During the three and six months ended June 30, 2017 the Company recorded $19.3 million and $33.7 million, respectively, of KRYSTEXXA and MIGERGOT inventory step-up expense. During the three and six months ended June 30, 2016, the Company recorded $9.1 million and $16.5 million, respectively, of KRYSTEXXA and MIGERGOT inventory step-up expense.

The Company expects that the KRYSTEXXA inventory step-up will be fully expensed by the end of the first quarter of 2018. Following that period, the Company expects the costs of goods sold related to KRYSTEXXA to decrease significantly to levels consistent with the historical cost of goods sold of Crealta.

During the three and six months ended June 30, 2017, the Company recorded $14.5 million and $40.8 million, respectively, of PROCYSBI and QUINSAIR inventory step-up expense. In addition, during the three months ended June 30, 2017, the Company recorded $3.2 million of inventory step-up expense to “gain on divestiture” relating to PROCYSBI and QUINSAIR in connection with the Chiesi divestiture. Finished goods at December 31, 2016 included $38.1 million of stepped-up PROCYSBI and QUINSAIR inventory. Work-in-process at December 31, 2016 included $5.9 million of stepped-up PROCYSBI and QUINSAIR inventory.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Medicine samples inventory	$15,043	$10,192
Prepaid income taxes	10,049	9,155
Rabbi trust assets	5,045	3,073
Other prepaid expenses	15,851	19,398
Deferred charge for taxes on intra-group profit	—	7,801
Prepaid expenses and other current assets	$45,988	$49,619

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Software	$10,591	$10,876
Leasehold improvements	9,351	9,184
Machinery and equipment	4,931	4,566
Computer equipment	2,260	3,069
Other	2,690	2,664
	29,823	30,359
Less accumulated depreciation	(10,985)	(8,319)
Construction in process	86	17
Software implementation in process	3,733	1,427
Property and equipment, net	$22,657	$23,484

The Company capitalizes development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.

Software implementation in process as of June 30, 2017 and December 31, 2016 was related to new enterprise resource planning software being implemented by the Company. The software is being implemented on a phased basis starting January 2016 and depreciation is not recorded on capitalized costs relating to a phase which has not yet entered service. Once a particular phase of the project enters service, associated capitalized costs are moved from “software implementation in process” to “software” in the table above, and depreciation commences.

Depreciation expense was $1.8 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and was $3.6 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of June 30, 2017 was as follows (in thousands):

Balance at December 31, 2016	$445,579
Divestiture during the period	(16,285)
Measurement period adjustment	(1,350)
Balance at June 30, 2017	$427,944

During the three and six months ended June 30, 2017, in connection with the Chiesi divestiture, the Company recorded a reduction to goodwill of $16.3 million and a corresponding amount to “gain on divestiture” in the condensed consolidated statements of comprehensive loss. In addition, the Company recorded a measurement period adjustment to goodwill of $1.4 million related to the Raptor acquisition during the three and six months ended June 30, 2017.

During the year ended December 31, 2016, the Company recognized goodwill of $9.9 million and $189.1 million in connection with the Crealta and Raptor acquisitions, respectively, which represented the excess of the purchase prices over the fair value of the net assets acquired.

As of June 30, 2017, there were no accumulated goodwill impairment losses. See Note 3 for further details of goodwill acquired and disposed of in business acquisitions and divestitures.

Intangible Assets

As of June 30, 2017, the Company’s intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, MIGERGOT, PENNSAID 2%, PROCYSBI, RAVICTI, RAYOS and VIMOVO in the United States, and AMMONAPS, BUPHENYL, LODOTRA and PROCYSBI outside the United States, as well as customer relationships for ACTIMMUNE.

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

During the three and six months ended June 30, 2017, in connection with the Chiesi divestiture, the Company recorded a reduction in the net book value of developed technology related to PROCYSBI of $47.3 million and a corresponding amount to “gain on divestiture” in the condensed consolidated statements of comprehensive loss.

See Note 3 for further details of intangible assets acquired in business acquisitions and disposed of in business divestitures.

Prior to the fourth quarter of 2016, the Company had IPR&D of $66.0 million related to one research and development project to evaluate ACTIMMUNE in the treatment of FA. The fair value of the IPR&D was recorded as an indefinite-lived intangible asset and was being tested for impairment at least annually until completion or abandonment of the research and development efforts associated with the project. On December 8, 2016, the Company announced that the Phase 3 trial, STEADFAST, evaluating ACTIMMUNE for the treatment of FA did not meet its primary endpoint of a statistically significant change from baseline in the modified Friedreich’s Ataxia Rating Scale at twenty-six weeks versus treatment with placebo. In addition, the secondary endpoints did not meet statistical significance. No new safety findings were identified on initial review of data other than those already noted in the ACTIMMUNE prescribing information for approved indications. The Company, in conjunction with the independent Data Safety Monitoring Board, the principal investigator and the Friedreich’s Ataxia Research Alliance Collaborative Clinical Research Network in FA, determined that, based on the trial results, the STEADFAST program would be discontinued, including the twenty-six week extension study and the long-term safety study. The IPR&D had no alternative use or economic value as a result of the cancellation of the project, and the Company recorded an impairment charge of $66.0 million to “impairment of in-process research and development” in its condensed consolidated statements of comprehensive loss during the year ended December 31, 2016 to fully write off the value of the asset on its condensed consolidated balance sheet.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company does not believe there have been any circumstances or events that would indicate that the carrying value of any of its intangible assets, except for IPR&D as described above, was impaired at June 30, 2017 or December 31, 2016.

Intangible assets as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017			December 31, 2016
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$3,115,695	$(534,820)	$2,580,875	$3,166,695	$(399,511)	$2,767,184
Customer relationships	8,100	(2,254)	5,846	8,100	(1,849)	6,251
Total intangible assets	$3,123,795	$(537,074)	$2,586,721	$3,174,795	$(401,360)	$2,773,435

Amortization expense for the three months ended June 30, 2017 and 2016 was $69.8 million and $50.8 million, respectively, and was $139.5 million and $100.4 million for the six months ended June 2017 and 2016, respectively. As of June 30, 2017 estimated future amortization expense was as follows (in thousands):

2017 (July to December)	$137,332
2018	274,084
2019	261,092
2020	261,068
2021	253,373
Thereafter	1,399,772
Total	$2,586,721

NOTE 8 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued wholesaler fees and commercial rebates	$163,597	$47,460
Accrued co-pay and other patient assistance	177,050	188,504
Accrued government rebates and chargebacks	72,554	61,592
Accrued trade discounts and rebates	413,201	297,556
Invoiced wholesaler fees and commercial rebates, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	55,313	16,830
Total customer-related accruals and allowances	$468,514	$314,386

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2016 to June 30, 2017 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2016	$47,651	$205,143	$61,592	$314,386
Measurement period adjustment	—	—	(1,350)	(1,350)
Current provisions relating to sales during the six months ended June 30, 2017	303,360	957,477	162,588	1,423,425
Adjustments relating to prior-year sales	5,935	(59)	(4,905)	971
Payments relating to sales during the six months ended June 30, 2017	(139,830)	(730,876)	(84,748)	(955,454)
Payments relating to prior-year sales	(53,043)	(205,084)	(55,337)	(313,464)
Balance at June 30, 2017	$164,073	$226,601	$77,840	$468,514

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Payroll-related expenses	$41,460	$66,417
Consulting and professional services	29,494	33,614
Accrued interest	14,746	18,938
Accrued other	26,752	31,296
Litigation settlement	—	32,500
Accrued expenses	$112,452	$182,765

Accrued payroll-related expenses at June 30, 2017 and December 31, 2016 included $5.1 million and $15.0 million, respectively, of severance and employee costs as a result of the Raptor acquisition. The Company anticipates that a significant amount of the Raptor acquisition-related cash payments will be complete by the fourth quarter of 2017.

Accrued litigation settlement at December 31, 2016 included $32.5 million in relation to a litigation settlement with Express Scripts, Inc., which was paid in two equal installments in January 2017 and April 2017.

Accrued other as of June 30, 2017 and December 31, 2016 included $6.4 million and $9.5 million, respectively, related to a loss on inventory purchase commitments. During the year ended December 31, 2016, the Company committed to purchase additional units of ACTIMMUNE from Boehringer Ingelheim RCV GmbH & Co KG (“Boehringer Ingelheim”). These additional units of ACTIMMUNE were intended to cover anticipated demand if the results of the STEADFAST study of ACTIMMUNE for the treatment of FA had been successful. Following the discontinuation of the STEADFAST program during the year ended December 31, 2016, the Company recorded a loss of $14.3 million in “cost of goods sold” in the condensed consolidated statement of comprehensive loss for firm, non-cancellable and unconditional purchase commitments for quantities in excess of the Company’s current forecasts for future demand. During the three and six months ended June 30, 2017, the Company renegotiated its purchase commitments with Boehringer Ingelheim and recorded a reduction of $3.1 million to the loss on inventory purchase commitments in “cost of goods sold”. “Other long-term liabilities” as of June 30, 2017 and December 31, 2016 included $3.9 million and $4.8 million, respectively, related to this loss on inventory purchase commitments. Accrued other as of June 30, 2017 and December 31, 2016 also included $2.0 million and $4.0 million, respectively, related to costs to be incurred to discontinue the clinical trial.

NOTE 10 – ACCRUED ROYALTIES

During the six months ended June 30, 2017, changes to the liability for royalties for medicines acquired through business combinations consisted of the following (in thousands):

Balance as of December 31, 2016	$334,274
Reclassification to other long-term liabilities	(5,233)
Remeasurement of royalty liabilities	(2,944)
Royalty payments	(22,360)
Accretion expense	25,694
Other royalty expense	288
Balance as of June 30, 2017	329,719
Accrued royalties - current portion as of June 30, 2017	61,575
Accrued royalties, net of current as of June 30, 2017	$268,144

The reclassification to other long-term liabilities in the table above relates to the reclassification of a contingent royalty liability for PROCYSBI to other long-term liabilities as a result of the Chiesi divestiture.

NOTE 11 – OTHER LONG-TERM LIABILITIES

Included in other long-term liabilities at June 30, 2017 and December 31, 2016, is $49.1 million and $25.5 million, respectively, representing the preliminary fair value of the contingent liability for royalties potentially payable under previously existing agreements related to PROCYSBI and QUINSAIR.

NOTE 12- SEGMENT AND OTHER INFORMATION

The following table presents the amount and percentage of gross sales from customers that represented more than 10% of the Company’s gross sales included in its single operating segment, and all other customers as a group (in thousands, except percentages):

	For the Three Months Ended June 30,
	2017		2016
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$337,770	32%	$165,385	21%
Customer B	321,639	30%	350,102	44%
Customer C	144,241	13%	78,016	10%
Other Customers	268,034	25%	198,513	25%
Gross Sales	$1,071,684	100%	$792,016	100%

	For the Six Months Ended June 30,
	2017		2016
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$588,859	29%	$246,559	17%
Customer B	627,191	31%	701,913	47%
Customer C	283,465	14%	154,154	10%
Other Customers	500,742	26%	382,015	26%
Gross Sales	$2,000,257	100%	$1,484,641	100%

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

As of June 30, 2017, the Company’s restricted cash included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

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

The Company transfers its financial assets and liabilities between the fair value hierarchies at the end of each reporting period. There were no transfers between the different levels of the fair value hierarchy during the three and six months ended June 30, 2017 and 2016.

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$3,000	$—	$3,000
Money market funds	478,000	—	—	478,000
Other current assets	5,045	—	—	5,045
Liabilities:
Other long-term liabilities	(5,045)	—	—	(5,045)
Total assets and liabilities at fair value	$478,000	$3,000	$—	$481,000

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$3,000	$—	$3,000
Money market funds	170,000	—	—	170,000
Other current assets	3,038	—	—	3,038
Liabilities:
Other long-term liabilities	(3,038)	—	—	(3,038)
Total assets and liabilities at fair value	$170,000	$3,000	$—	$173,000

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company has the following office space lease agreements in place for real properties:

Location	Approximate Square Footage	Lease Expiry Date
Dublin, Ireland	18,900	November 3, 2029
Lake Forest, Illinois (1)	160,000	March 31, 2024
Novato, California (2)	61,000	August 31, 2021
Deerfield, Illinois (3)	32,300	June 30, 2018
Brisbane, California	20,100	November 30, 2019
Mannheim, Germany	14,300	December 31, 2018
Chicago, Illinois	6,500	December 31, 2018
Reinach, Switzerland	3,500	May 31, 2020

(1)	In connection with the Lake Forest, Illinois lease, the Company has provided a $2.0 million letter of credit to the landlord, through a commercial bank.
(2)

During March 2017, the Company vacated an area of the office space in Novato, California. During April 2017, the Company entered into a sublease arrangement for a portion of this space with a third party.

(3)

During January 2016, the Company vacated the premises in Deerfield, Illinois and began occupying the premises in Lake Forest, Illinois. During April 2017, the Company entered into a sublease arrangement for a portion of this space with a third party. During June 2017, the Company terminated a portion of the lease, resulting in 32,300 square footage remaining.

Following the Chiesi divestiture in June 2017, the Company ceased to hold a lease obligation in Utrecht in the Netherlands.

Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”), which was amended in March 2011 and in January 2017. Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The earliest the agreement can expire is December 31, 2023, and the minimum purchase commitment is in force until December 2023. At June 30, 2017, the minimum purchase commitment based on tablet pricing in effect under the agreement was $7.0 million through December 2023. Additionally, purchase orders relating to the manufacture of RAYOS/LODOTRA of $0.3 million were outstanding at June 30, 2017.

In May 2011, the Company entered into a manufacturing and supply agreement with Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”), and amended the agreement effective as of September 25, 2013. Pursuant to the agreement, as amended, Sanofi-Aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia. The agreement term extends until May 2019, and automatically renews for successive two-year terms unless terminated by either party upon two years prior written notice. At June 30, 2017, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $5.5 million, which is to be delivered through December 2017.

In July 2013, Vidara Therapeutics International Public Limited Company (“Vidara”) and Boehringer Ingelheim entered into an exclusive supply agreement, which the Company assumed in September 2014 and amended effective as of September 5, 2014 and June 1, 2015. That supply agreement was replaced with an exclusive global supply agreement between the Company and Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”) effective June 30, 2017. Under the agreement, Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company. The Company is required to purchase minimum quantities of finished medicine per annum through July 2024. During the year ended December 31, 2016, the Company committed to purchase additional amounts of ACTIMMUNE from Boehringer Ingelheim. These additional amounts were intended to cover anticipated demand if the results of the STEADFAST study of ACTIMMUNE for the treatment of FA had been successful. As of June 30, 2017, the minimum binding purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $24.8 million (converted using a Dollar-to-Euro exchange rate of 1.1427) through July 2024. Following the discontinuation of the STEADFAST program, the Company recorded a loss of $14.3 million in “cost of goods sold” in the condensed consolidated statement of comprehensive loss during the year ended December 31, 2016 for a portion of this commitment which represented firm, non-cancellable and unconditional purchase commitments for quantities in excess of the Company’s current forecasts for future demand. During the six months ended June 30, 2017 the Company renegotiated the purchase commitment due to Boehringer Ingelheim and recorded $3.1 million as a reduction to “cost of goods sold”. During the year ended December 31, 2016, the Company also committed to incur an additional $14.9 million for the harmonization of the drug substance manufacturing process with Boehringer Ingelheim. These additional costs will be incurred during the years 2017 through 2021. During the six months ended June 30, 2017 the Company recorded $6.5 million in its condensed consolidated statement of comprehensive loss related to the harmonization of the drug substance manufacturing process.

In November 2013, the Company entered into a long-term master manufacturing services and product agreement with Patheon Pharmaceuticals Inc. (“Patheon”) pursuant to which Patheon is obligated to manufacture VIMOVO for the Company through December 31, 2019. The Company agreed to purchase a specified percentage of VIMOVO requirements for the United States from Patheon. The Company must pay an agreed price for final, packaged VIMOVO supplied by Patheon as set forth in the Patheon manufacturing agreement, subject to adjustments, including certain unilateral adjustments by Patheon, such as annual adjustments for inflation and adjustments to account for certain increases in the cost of components of VIMOVO other than active materials. The Company issues twelve-month forecasts of the volume of VIMOVO that the Company expects to order. The first six months of the forecast are considered binding firm orders. At June 30, 2017, the Company had a binding purchase commitment with Patheon for VIMOVO of $0.6 million which is to be delivered through September 2017.

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo Research Inc., (“Nuvo”), the Company and Nuvo entered into an exclusive supply agreement. Under the supply agreement, which was amended in February 2016, Nuvo is obligated to manufacture and supply PENNSAID 2% to the Company. The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. At least ninety days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities. At June 30, 2017, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $2.4 million through September 2017.

In November 2010, Raptor and Patheon entered into a manufacturing services agreement, which the Company assumed as a result of its acquisition of Raptor. Under the agreement, which was amended in April 2012 and June 2013, Patheon is obligated to manufacture PROCYSBI for the Company through December 31, 2019. The Company must provide Patheon with rolling, non-binding forecasts of PROCYSBI, with a portion of the forecast being a firm written order. In November 2010, Raptor and Cambrex Profarmaco Milano (“Cambrex”) entered into an active pharmaceutical ingredient (“API”) supply agreement, which the Company assumed as a result of its acquisition of Raptor. Under the agreement, which was amended in April 2013 and August 2016, Cambrex is obligated to manufacture PROCYSBI API for the Company through November 30, 2020. The Company must provide Cambrex with rolling, non-binding forecasts, with a portion of the forecast being the minimum floor of the firm order that must be placed. At June 30, 2017, the Company had a binding purchase commitment with Patheon for PROCYSBI of $1.6 million through September 2017 and with Cambrex for PROCYSBI API of $3.1 million through December 2020.

In March 2007, Savient Pharmaceuticals, Inc. (as predecessor in interest to Crealta), entered into a commercial supply agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”) for the production of the bulk KRYSTEXXA medicine (“bulk product”). The Company assumed this agreement as part of the Crealta acquisition and amended the agreement in September 2016. Under this agreement, the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least eighty percent of its annual world-wide bulk product requirements from BTG Israel. The term of the agreement runs until December 31, 2030, and will automatically renew for successive three year periods unless earlier terminated by either party upon three years prior written notice. The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years prior written notice. Under the agreement if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israeli Office of the Chief Scientist (“OCS”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the OCS. The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order. The first six months of the forecast are considered binding firm orders. At June 30, 2017, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $53.0 million through December 31, 2026. Additionally, other binding commitments relating to the manufacture of KRYSTEXXA of $1.8 million were outstanding at June 30, 2017.

Excluding the above, additional purchase orders relating to the manufacture of BUPHENYL, MIGERGOT, QUINSAIR and RAVICTI of $8.5 million were outstanding at June 30, 2017.

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

PROCYSBI

Under the terms of an amended and restated license agreement with UCSD, the Company is obligated to pay to UCSD tiered low to mid single-digit royalties on its net sales of PROCYSBI.

The royalty obligations described above are included in accrued royalties on the Company’s condensed consolidated balance sheets.

For all of the royalty agreements entered into by the Company, a total expense of $15.1 million and $27.1 million was recorded in cost of goods sold for the three and six months ended June 30, 2017, respectively, and $10.9 million and $21.4 million was recorded in cost of goods sold for the three and six months ended June 30, 2016, respectively.

Other Agreements

On November 8, 2016, the Company entered into a collaboration and option agreement with a privately held life-science entity. Under the terms of the agreement, the privately held life-science entity will conduct certain research and pre-clinical and clinical development activities. Upon execution of the agreement, the Company paid $0.1 million for the option to acquire certain of the privately held life-science entity’s assets for $25.0 million, which is exercisable on specified key dates. Under the collaboration and option agreement, the Company is required to pay up to $9.8 million upon the attainment of various milestones, primarily to fund clinical development costs for the medicine. The Company paid $0.2 million in the fourth quarter of 2016 and $0.9 million during the three and six months ended June 30, 2017. During July 2017, the Company paid a further $1.5 million under the terms of the collaboration and option agreement.

On May 8, 2017, the Company acquired River Vision for upfront cash payments totaling $151.9 million, including $6.3 million of cash acquired, and subject to other customary purchase price adjustments for working capital, and potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds. Under the agreement, the Company is required to pay up to $325.0 million upon the attainment of various milestones related to FDA approval and net sales thresholds. The agreement also includes a royalty payment of three percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).

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

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. In connection with the federal securities class action litigation (described in Note 15 below), the Company has received notice from the Underwriter Defendants (as defined below) of their intention to seek indemnification and has received, but not yet paid, several invoices from the Underwriter Defendants. The Company may record charges in the future as a result of these indemnification obligations.

In accordance with its memorandum and articles of association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. Additionally, the Company has entered into, and intends to continue to enter into, separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers, or any of the Company’s subsidiaries or any other company or enterprise to which the person provides services at the Company’s request. In connection with the federal securities class action litigation (described in Note 15 below), the Company has paid legal fees and costs on behalf of itself and the current and former officers and directors of the Company who are named as defendants in that litigation. The Company also has a director and officer insurance policy that enables it to recover a portion of any amounts paid for future potential claims. Certain of the Company’s officers and directors have also entered into separate indemnification agreements with Horizon Pharma, Inc. (“HPI”) prior to the Company’s merger transaction with Vidara (the “Vidara Merger”).

NOTE 15 - LEGAL PROCEEDINGS

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

On October 1, 2015, the Company’s subsidiary Horizon Pharma Switzerland GmbH, as well as Jagotec, entered into a license and settlement agreement (the “Actavis settlement agreement”) with Actavis FL relating to the Company’s and Jagotec’s patent infringement litigation against Actavis FL. The court entered the stipulation of dismissal and closed the case on December 4, 2015. The Actavis settlement agreement provides for a full settlement and release by each party of all claims that relate to the litigation or under the patents with respect to Actavis FL’s generic version of RAYOS tablets.

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

PENNSAID 2%

On November 13, 2014, the Company received a Paragraph IV Patent Certification from Watson Laboratories, Inc. (“Watson Laboratories”) advising that Watson Laboratories had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On December 23, 2014, the Company filed suit in the United States District Court for the District of New Jersey against Actavis Laboratories UT, Inc., and Actavis plc (collectively “Actavis”) seeking an injunction to prevent the approval of the ANDA. Since then, Watson Laboratories, Inc. changed its name to Actavis Laboratories UT, Inc., and is the current owner of the ANDA. The lawsuit alleged that Actavis has infringed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market a generic version of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the FDA’s Orange Book (“Orange Book”).

On June 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent 9,066,913.  On August 11, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent 9,101,591. On September 17, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent 9,132,110. All three patents, U.S. Patents 9,066,913, 9,101,591 and 9,132,110 are listed in the Orange Book and have claims that cover PENNSAID 2%. These three cases were consolidated with the case filed against Actavis on December 23, 2014.

On August 17, 2016, the district court issued a Markman opinion holding certain of the asserted claims of U.S. Patents 8,252,838, 8,563,613, 9,066,913 and 9,101,591 invalid as indefinite. On March 16, 2017, the court granted Actavis’ motion for summary judgment of non-infringement of the asserted claims of U.S. Patents 8,546,450, 8,217,078 and 9,132,110. In view of the Markman and summary judgment decisions, a bench trial was held on March 21-30, 2017, regarding claim 12 of U.S. Patent 9,066,913. On May 14, 2017, the court issued its opinion upholding the validity of claim 12 of the ‘913 patent, which Actavis had previously admitted its proposed generic diclofenac sodium topical solution product would infringe. Actavis filed its Notice of Appeal on June 16, 2017. The Company filed its Notice of Appeal of the district court’s rulings on certain claims of the ‘450, ‘078, ‘838, ‘613, ‘591, ‘304, ‘784, ‘913, and ‘110 patents on June 9, 2017.

On October 27, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patents 9,168,304 and 9,168,305. On February 5, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,220,784. All three patents, U.S. Patent Nos. 9,168,304, 9,168,305, and 9,220,784, are listed in the Orange Book and have claims that cover PENNSAID 2%.  All claims from U.S. Patents 9,168,304, 9,168,305 and 9,220,784 asserted against Actavis were held invalid as indefinite by way of the court’s August 17, 2016, Markman opinion. The court’s rulings are currently on appeal to the Federal Circuit.

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

On May 6, 2015, the Company entered into a settlement and license agreement (the “Perrigo settlement agreement”) with Perrigo Company plc and its subsidiary Paddock (collectively, “Perrigo”), relating to the Company’s patent infringement litigation against Perrigo. The Perrigo settlement agreement provides for a full settlement and release by both the Company and Perrigo of all claims that were or could have been asserted in the litigation and that arise out of the issues that were the subject of the litigation or Perrigo’s generic version of PENNSAID 2%. A stipulation of dismissal was entered by the district court on May 13, 2015.

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

On September 9, 2015, certain subsidiaries of the Company (the “Horizon Subsidiaries”) entered into a settlement and license agreement with Taro (the “Taro settlement agreement”) relating to the Horizon Subsidiaries’ patent infringement litigation against Taro. The Taro settlement agreement provides for a full settlement and release by the Horizon Subsidiaries and Taro of all claims that were or could have been asserted in the litigation and that arise out of the issues that were subject of the litigation or Taro’s generic version of PENNSAID 2%. A stipulation of dismissal was entered by the district court on November 3, 2015.

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

On October 27, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patents 9,168,304 and 9,168,305. On February 5, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent No. 9,220,784. On August 18, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patents 9,339,551, 9,339,552, 9,370,501 and 9,375,412. All seven patents, U.S. Patents 9,168,304, 9,168,305, 9,220,784, 9,339,551, 9,339,552, 9,370,501 and 9,375,412, are listed in the Orange Book and have claims that cover PENNSAID 2%. All of the infringement actions brought against Lupin remain pending, with certain claims of the ’809, ’913, ’450, ’110, ’551, ’552, ’412 and ’501 patents being asserted.  The decisions reached by the court in the related Actavis actions regarding the ‘809, ‘913, ‘450, ‘110, ‘551, ‘552, ‘412 and ‘501 patents as described above, are expected to apply  to the same claims asserted against Lupin in these actions.  The court has not yet set a trial date for the Lupin actions.

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

The Company entered into a settlement and license agreement with Teligent (the “Teligent settlement agreement”), effective May 9, 2016, relating to the patent infringement litigation against Teligent. The Teligent settlement agreement provides for a full settlement and release by both the Company and Teligent of all claims that were or could have been asserted in the litigation and that arise out of the issues that were subject of the litigation or Teligent’s generic version of PENNSAID 2%. A stipulation of dismissal was entered by the district court on May 2, 2016.

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

On April 18, 2016, the Company entered into a settlement and license agreement (the “Amneal settlement agreement”) with Amneal relating to the Company’s patent infringement litigation against Amneal. The Amneal settlement agreement provides for a full settlement and release by both the Company and Amneal of all claims that were or could have been asserted in the litigation and that arise out of the issues that were the subject of the litigation or Amneal’s generic version of PENNSAID 2%. A stipulation of dismissal was entered by the district court.

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

The Case I cases were consolidated for discovery. The court issued a claim construction order for Case I and conducted trial beginning on January 12, 2017. On May 12, 2016, the court granted Dr. Reddy’s motion for summary judgment of non-infringement of U.S. Patent No. 6,926,907 with respect to one of Dr. Reddy’s two ANDAs.

On December 19, 2016, defendant Actavis filed a motion to compel enforcement of settlement agreement related to Cases I, II, and III. On December 22, 2016, Magistrate Judge Arpert entered a report and recommendation that Actavis’ motion to compel the enforcement of settlement be granted. On December 30, 2016, the Honorable Judge Mary Cooper ordered the adoption of the report and recommendation. On January 10, 2017, an order of dismissal was entered for all claims in Cases I, II and III. The Company appealed the district court’s order enforcing the settlement with Actavis to the Federal Circuit. Briefing before the Federal Circuit is ongoing.

On January 12, 2017, a six-day bench trial commenced against defendants Dr. Reddy’s and Mylan before Honorable Judge Mary Cooper in the District of New Jersey for Case I. The patents at issue in this trial included two Orange Book listed patents:  U.S. Patent Nos. 6,926,907 and 8,557,285. Defendant Lupin formerly entered into a stay pending the entry of judgment in Case I. On June 26, 2017, the court issued its opinion upholding the validity of the ‘285 and ‘907 patents and finding that Dr. Reddy’s, Mylan’s, and Lupin’s proposed generic naproxen/esomeprazole magnesium products would all infringe at least one of the two patents. The court entered the final judgment on July 21, 2017. Any notice of appeal is due by August 21, 2017.

The Case II and Case III cases have been consolidated for discovery. On January 19, 2017, the court entered a scheduling order for Case II and Case III, which was subsequently updated. The court’s scheduling order requires, inter alia, filing and serving of the opening claim construction submissions by May 26, 2017. The court has not issued a claim construction order in Case II. A trial date for Cases II and III has not yet been set. On December 20, 2016, Mylan filed a motion to dismiss the Company’s first amended complaint for patent infringement in Case III. On April 28, 2017, Dr. Reddy’s filed a motion to dismiss for lack of jurisdiction in Case III, and the Company is awaiting final ruling.

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

RAVICTI

On March 17, 2014, Hyperion Therapeutics, Inc. (“Hyperion”) received notice from Par Pharmaceutical, Inc. (“Par Pharmaceutical”) that it had filed an ANDA with the FDA seeking approval for a generic version of the Company’s medicine RAVICTI. The ANDA contained a Paragraph IV Patent Certification alleging that two of the patents covering RAVICTI, U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032 (the “’215 patent”), and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030 (the “’012 patent”), are invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted. Par Pharmaceutical did not challenge the validity, enforceability, or infringement of the Company’s primary composition of matter patent for RAVICTI, U.S. Patent No. 5,968,979 titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkanoic acid useful in treatment of various disorders,” which would have expired on February 7, 2015, but as to which Hyperion was granted an interim term of extension until February 7, 2016 and to which the U.S. PTO has granted a final term extension of 1,267 days, which extends the expiration date to July 28, 2018. Hyperion filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Par Pharmaceutical on April 23, 2014 seeking an injunction to prevent the approval of Par Pharmaceutical’s ANDA and/or to prevent Par Pharmaceutical from selling a generic version of RAVICTI, and the Company has taken over and is responsible for this patent litigation. On September 15, 2015, the Company received notice from Par Pharmaceutical that it had filed a Paragraph IV Patent Certification alleging that U.S. Patent No. 9,095,559 (the “’559 patent”) is invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted. On March 14, 2016, the Company received notice from Par Pharmaceutical that it had filed a Paragraph IV Patent Certification alleging that U.S. Patent No. 9,254,278 (the “’278 patent”) is invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted. On June 3, 2016, the Company received notice from Par Pharmaceutical that it had filed a Paragraph IV Patent Certification alleging that U.S. Patent No. 9,326,966 (the “’966 patent”) is invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted. The Company filed suit in the United States District Court for the District of New Jersey against Par Pharmaceutical on June 30, 2016 (“the Par New Jersey action”), seeking an injunction to prevent the approval of Par Pharmaceutical’s ANDA and/or to prevent Par Pharmaceutical from selling a generic version of RAVICTI. The lawsuit alleges that Par Pharmaceutical has infringed the ’559 patent, the ’278 patent and the ’966 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the Orange Book. The Par New Jersey action has been stayed pending the resolution of the PTAB’s IPR of the ’559 patent.

On April 29, 2015, Par Pharmaceutical filed Petitions for IPR of the ’215 patent and the ’012 patent. The PTAB issued decisions instituting such IPRs on November 4, 2015. On December 14, 2015, the District Court Judge Roy Payne issued a stay pending a final written decision from the PTAB with respect to the IPRs of the ’215 patent and the ’012 patent. On September 29, 2016, the PTAB issued a final written decision holding all the claims of the ’215 patent unpatentable. The Company did not appeal the PTAB’s decision concerning the ’215 patent to the Federal Circuit. On November 3, 2016, the PTAB issued a final written decision holding all of the claims of the ‘012 patent patentable.  On December 29, 2016, Par filed a notice of appeal with the Federal Circuit to appeal the final written decision of the PTAB concerning the patentability of the ’012 patent. Par’s opening brief is due on October 16, 2017.

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

On April 1, 2016, Lupin filed a Petition to request an IPR of the ’559 patent. On September 30, 2016, the PTAB issued a decision to institute the IPR for the ’559 patent. The PTAB must issue a final written decision on the IPR of the ’559 patent no later than September 30, 2017. On March 27, 2017, Lupin filed a Petition to request an IPR of the ’278 patent and a Petition to request an IPR of the ’966 patent. The Company filed its response on the ’966 patent on July 6, 2017. The Company’s preliminary patent owner response for the ‘278 patent was filed on July 24, 2017.

Other

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

NOTE 16 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
2017 Term Loan Facility	$847,875	$—
2015 Term Loan Facility	—	394,000
2016 Incremental Loan Facility	—	375,000
2023 Senior Notes	475,000	475,000
2024 Senior Notes	300,000	300,000
Exchangeable Senior Notes	400,000	400,000
Total face value	2,022,875	1,944,000
Debt discount	(118,351)	(126,352)
Deferred financing fees	(12,180)	(10,155)
Total long-term debt	1,892,344	1,807,493
Less: current maturities	8,500	7,750
Long-term debt, net of current maturities	$1,883,844	$1,799,743

2017 Term Loan Facility

On March 29, 2017, HPI and Horizon Pharma USA, Inc. (“HPUSA” and, together with HPI, in such capacity, the “Borrowers”), wholly-owned subsidiaries of the Company, borrowed $850.0 million aggregate principal amount of loans (the “Refinancing Loans”) pursuant to an amendment (the “Refinancing Amendment”) to the Credit Agreement, dated as of May 7, 2015 (as amended by the 2016 Amendment described below, the “Existing Credit Agreement” and,  the Existing Credit Agreement as amended by the Refinancing Amendment, the “Credit Agreement”), by and among the Borrowers, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent (the “2017 Term Loan Facility”). The Credit Agreement provides for (i) the Refinancing Loans, (ii) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The Credit Agreement allows for the Company and certain of its subsidiaries to become borrowers under incremental or refinancing facilities.

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

The Company elected to exercise its reinvestment rights under the mandatory prepayment provisions of the Credit Agreement with respect to the net proceeds from the Chiesi divestiture. To the extent the Company does not apply such net proceeds to permitted acquisitions (including the acquisition of rights to products and products lines) and/or the acquisition of capital assets within 365 days of the receipt thereof (or commit to so apply and then apply within 180 days after the end of such 365-day period), the Borrowers under the Credit Agreement would be required to make a mandatory prepayment under the Credit Agreement in an amount equal to the unapplied net proceeds. Until such time, the net proceeds are not legally restricted for use. As of June 30, 2017, the Company had applied a portion of such net proceeds to the acquisition of additional rights to interferon gamma-1b. See Note 3 for further details of this acquisition.

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

The Company was, as of June 30, 2017, and is currently in compliance with the Credit Agreement.

As of June 30, 2017, the fair value of the 2017 Term Loan Facility was approximately $852.1 million, categorized as a Level 2 instrument, as defined in Note 13.

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

The Company was, as of June 30, 2017, and is currently in compliance with the indenture governing the 2024 Senior Notes.

As of June 30, 2017, the fair value of the 2024 Senior Notes was approximately $303.0 million, categorized as a Level 2 instrument, as defined in Note 13.

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

The Company was, as of June 30, 2017, and is currently in compliance with the indenture governing the 2023 Senior Notes.

As of June 30, 2017, the fair value of the 2023 Senior Notes was approximately $446.5 million, categorized as a Level 2 instrument, as defined in Note 13.

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

Provisional Redemption on or After March 20, 2019: On or after March 20, 2019, Horizon Investment may redeem for cash all or a portion of the Exchangeable Senior Notes if the last reported sale price of ordinary shares of the Company has been at least 130% of the exchange price then in effect for at least twenty trading days whether or not consecutive) during any thirty consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Horizon Investment provide written notice of redemption. The redemption price will be equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date; provided that if the redemption date occurs after a regular record date and on or prior to the corresponding interest payment date, Horizon Investment will pay the full amount of accrued and unpaid interest due on such interest payment date to the record holder of the Exchangeable Senior Notes on the regular record date corresponding to such interest payment date, and the redemption price payable to the holder who presents an Exchangeable Senior Note for redemption will be equal to 100% of the principal amount of such Exchangeable Senior Note.

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

As of June 30, 2017, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

As of June 30, 2017, the fair value of the Exchangeable Senior Notes was approximately $344.8 million, categorized as a Level 2 instrument, as defined in Note 13.

NOTE 17 – SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2017, the Company issued an aggregate of:

•	206,090 ordinary shares in connection with the exercise of stock options and received $1.3 million in proceeds; and
•	597,292 ordinary shares in net settlement of vested restricted stock units.

During the six months ended June 30, 2017, warrants to purchase an aggregate of 2,500 ordinary shares of the Company were exercised and proceeds of $11,425 were received. In addition, warrants to purchase an aggregate of 704,185 ordinary shares of the Company were exercised in cashless exercises, resulting in the issuance of 523,459 ordinary shares. As of June 30, 2017, there were outstanding warrants to purchase 665,975 ordinary shares of the Company.

During the six months ended June 30, 2017, the Company made payments of $5.2 million for employee withholding taxes relating to share-based awards.

On January 1, 2017, the Company adopted ASU No. 2016-09. As a result of the adoption, $7.2 million of excess tax benefits that had not previously been recognized, as the related tax deduction had not reduced current taxes payable, were recorded on a modified retrospective basis through a cumulative effect adjustment to its accumulated deficit as of January 1, 2017.

In May 2016, the Company’s board of directors authorized a share repurchase program pursuant to which the Company may repurchase up to 5,000,000 of its ordinary shares. In May 2017, the Company’s board of directors reauthorized a share repurchase program pursuant to which the Company may repurchase up to 16,000,000 of its ordinary shares. As of June 30, 2017, the Company had repurchased 100,000 of its ordinary shares under this repurchase program, for a total consideration of $1.0 million. The timing and amount of future repurchases, if any, will depend on a variety of factors, including the price of the Company’s ordinary shares, alternative investment opportunities, the Company’s cash resources, restrictions under the Credit Agreement and market conditions.

NOTE 18 – SHARE-BASED INCENTIVE PLANS

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

As of June 30, 2017, an aggregate of 3,361,928 ordinary shares were authorized and available for future issuance under the 2014 ESPP.

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

As of June 30, 2017, an aggregate of 4,013,780 and 667,871 ordinary shares were authorized and available for future grants under the 2014 EIP and 2014 Non-Employee Equity Plan, respectively.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	13,627,519	$18.17	7.60	$35,157
Granted	1,746,384	16.96
Exercised	(206,090)	6.10
Forfeited	(403,133)	18.62
Expired	(106,577)	19.66
Outstanding as of June 30, 2017	14,658,103	18.17	7.31	16,285
Exercisable as of June 30, 2017	8,414,791	$16.60	6.49	$15,486

Stock options typically have a contractual term of ten years from grant date.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s share price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected share price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the six months ended June 30, 2017 and 2016, and assumptions used to value stock options, are as follows:

	For the Six Months Ended June 30,
	2017	2016
Dividend yield	—	—
Risk-free interest rate	1.9%-2.0%	1.3% - 1.8%
Weighted average expected volatility	49.1%	73.8%
Expected life (in years)	6.0	6.0
Weighted average grant-date fair value per share of options granted	$8.24	$11.78

Dividend yield

The Company has never paid dividends and does not anticipate paying any dividends in the near future. Additionally, the Credit Agreement, as well as the indentures governing the 2024 Senior Notes and the 2023 Senior Notes (each as described in Note 16 above), contain covenants that restrict the Company from issuing dividends.

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

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2017:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2016	3,367,871	$18.45
Granted	2,048,187	12.16
Vested	(943,070)	16.38
Forfeited	(343,528)	18.15
Outstanding as of June 30, 2017	4,129,460	$15.83

The grant-date fair value of restricted stock units is the closing price of the Company’s shares on the date of grant.

Performance Stock Units

The following table summarizes performance stock unit awards (“PSUs”) activity for the six months ended June 30, 2017:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2016	12,045,656
Forfeited	(158,336)	$12.81	7.3%	$11.87
Outstanding as of June 30, 2017	11,887,320

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

The average estimated fair value of each outstanding PSU granted under the 2014 EIP is as follows (allocated between groupings based on grant-date classification):

	Number of Units	Weighted Average Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Executive committee members	8,889,656	$15.15	18.9%	$12.29
Non-executive committee members	2,972,664	13.59	7.3%	12.60
	11,862,320	$14.76	16.2%	$12.37

During the six months ended June 30, 2017 and 2016, the Company recorded an expense of $23.9 million and $24.3 million, respectively, related to PSUs.

Cash Long-Term Incentive Program

On November 5, 2014, the compensation committee of the Company’s board of directors approved a performance cash long-term incentive program for the members of the Company’s executive committee and executive leadership team, including its executive officers (the “Cash Bonus Program”). Participants in the Cash Bonus Program will be eligible for a specified cash bonus. The Cash Bonus Program pool funding of approximately $15.8 million was determined based on the Company’s actual TSR over the period from November 5, 2014 to May 6, 2015, and the bonus will be earned and payable only if the TSR for the period from November 5, 2014 to November 4, 2017 is greater than 15%. The portion of the total bonus pool payable to individual participants is based on allocations established by the Company’s compensation committee. Participants must remain employed by the Company through November 4, 2017 unless a participant’s earlier departure from employment is due to death, disability, termination without cause or a change in control transaction. Bonus payments under the Cash Bonus Program, if any, will be made after November 4, 2017.

The Company accounts for the Cash Bonus Program under the liability method in accordance with ASC 718. Because vesting of the bonus pool is dependent upon the attainment of a VWAP of $18.37 or higher over the twenty trading days ending November 4, 2017, the Cash Bonus Program will be considered to be subject to a “market condition” for the purposes of ASC 718. ASC 718 requires the impact of the market condition to be considered when estimating the fair value of the bonus pool. As a result, the Monte Carlo simulation model is applied and the fair value is revalued at each reporting period. As of June 30, 2017 and December 31, 2016, the estimated fair value was $2.0 million and $4.8 million, respectively. For the six months ended June 30, 2017, the Company recorded a reduction in the expense of $1.7 million to the unaudited condensed consolidated statement of comprehensive loss as a result of the valuation of the Cash Bonus Program. The most significant valuation assumptions used as of June 30, 2017 include:

•	Valuation Date Stock Price - $11.87
•

Expected Volatility - The expected volatility assumption of 82.27% is based on the Company’s historical volatility over the 0.35 year period ending June 30, 2017, based upon daily stock price observations.

•	Risk Free Rate - 1.07%, which is based upon the yield on U.S. Treasury Separate Trading of Registered Interest and Principal Securities with a remaining term of 0.35 years as of June 30, 2017.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Cost of goods sold	$1,001	$—
Research and development	4,362	4,363
Selling, general and administrative	50,874	51,246
Total share-based compensation expense	$56,237	$55,609

No material income tax benefit has been recognized relating to share-based compensation expense and no tax benefits have been realized from exercised stock options, due to the Company’s net loss position. As of June 30, 2017, the Company estimates that pre-tax unrecognized compensation expense of $171.1 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the second quarter of 2021. The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

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

The following table presents the benefit for income taxes for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
(Loss) income before benefit for income taxes	$(211,303)	$12,228	$(349,426)	$(34,621)
Benefit for income taxes	(1,767)	(2,756)	(49,320)	(4,199)
Net (loss) income	$(209,536)	$14,984	$(300,106)	$(30,422)

During the three and six months ended June 30, 2017, the Company recorded a benefit for income taxes of $1.8 million and $49.3 million, respectively, compared to $2.8 million and $4.2 million during the three and six months ended June 30, 2016, respectively. The increase in benefit for income taxes for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 resulted from an increase in pre-tax losses incurred in higher tax rate jurisdictions.

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

Our marketed medicines are:

Orphan Business Unit
ACTIMMUNE® (interferon gamma-1b); marketed as IMUKIN® outside the United States
BUPHENYL® (sodium phenylbutyrate) Tablets and Powder; marketed as AMMONAPS® in certain European countries and Japan
PROCYSBI® (cysteamine bitartrate) delayed-release capsules
QUINSAIR™ (levofloxacin inhalation solution)
RAVICTI® (glycerol phenylbutyrate) Oral Liquid

Rheumatology Business Unit
KRYSTEXXA® (pegloticase)
RAYOS® (prednisone) delayed-release tablets; marketed as LODOTRA® outside the United States

Primary Care Business Unit
DUEXIS® (ibuprofen/famotidine)
MIGERGOT® (ergotamine tartrate & caffeine suppositories)
PENNSAID® (diclofenac sodium topical solution) 2% w/w, or PENNSAID 2%
VIMOVO® (naproxen/esomeprazole magnesium)

On January 13, 2016, we completed our acquisition of Crealta Holdings LLC, or Crealta, for approximately $539.7 million, including $24.9 million of cash acquired and $70.9 million paid to settle Crealta’s outstanding debt. Following completion of the acquisition, Crealta became our wholly owned subsidiary and was renamed as Horizon Pharma Rheumatology LLC.

On October 25, 2016, we completed our acquisition of Raptor Pharmaceutical Corp., or Raptor, in which we acquired all of the issued and outstanding shares of Raptor’s common stock for $9.00 per share in cash. The total consideration was $860.8 million, including $24.9 million of cash acquired and $56.0 million paid to settle Raptor’s outstanding debt. Following completion of the acquisition, Raptor became our wholly owned subsidiary and converted to a limited liability company, changing its name to Horizon Pharmaceutical LLC.

On May 8, 2017, we acquired River Vision Development Corp., or River Vision, for upfront cash payments totaling $151.9 million, including $6.3 million of cash acquired, and subject to other customary purchase price adjustments for working capital, and potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds. Following completion of the acquisition, River Vision became our wholly owned subsidiary and was renamed as Horizon Pharma Tepro, Inc.

On June 23, 2017, we sold our European subsidiary which owned the marketing rights to PROCYSBI and QUINSAIR in Europe, the Middle East and Africa regions, or the Chiesi divestiture, to Chiesi Farmaceutici S.p.A., or Chiesi, for an upfront payment of $72.2 million, including $3.1 million of cash divested, with additional potential milestone payments based on sales thresholds.

On June 30, 2017, we completed the acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International GmbH, or Boehringer Ingelheim International, in all territories outside of the United States, Canada and Japan, as we previously held marketing rights to interferon gamma-1b in these territories. Boehringer Ingelheim International commercialized interferon gamma-1b under the trade names IMUKIN®, IMUKINE®, IMMUKIN® and IMMUKINE®, or IMUKIN, in an estimated thirty countries, primarily in Europe and the Middle East. In May 2016, we paid Boehringer Ingelheim International €5.0 million ($5.6 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1132) for such rights and upon closing in June 2017, we paid Boehringer Ingelheim International an additional €19.5 million ($22.3 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1406). We market interferon gamma-1b as ACTIMMUNE® in the United States.

On December 8, 2016, we announced that the Phase 3 trial, Safety, Tolerability and Efficacy of ACTIMMUNE Dose Escalation in Friedreich’s Ataxia study, or STEADFAST, evaluating ACTIMMUNE for the treatment of Friedreich’s ataxia, or FA, did not meet its primary endpoint of a statistically significant change from baseline in the modified Friedreich’s Ataxia Rating Scale at twenty-six weeks versus treatment with placebo and that the secondary endpoints did not meet statistical significance, or the FA announcement. No new safety findings were identified on initial review of data other than those already noted in the ACTIMMUNE prescribing information for approved indications. We, in conjunction with the independent Data Safety Monitoring Board, the principal investigator and the Friedreich’s Ataxia Research Alliance Collaborative Clinical Research Network in FA, determined that, based on the trial results, the STEADFAST program would be discontinued, including the twenty-six week extension study and the long-term safety study.

Following the FA announcement, we recorded certain amounts in our condensed consolidated statement of comprehensive loss during the year ended December 31, 2016. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for details. We recorded $14.3 million in our condensed consolidated statement of comprehensive loss during the year ended December 31, 2016 for firm, non-cancellable and unconditional purchase commitments for quantities of ACTIMMUNE in excess of our current forecasts for future demand. During the three months ended June 30, 2017, we renegotiated the amounts due to Boehringer Ingelheim RCV GmbH & Co KG, or Boehringer Ingelheim, and recorded a reduction to “cost of goods sold” of $3.1 million. During the year ended December 31, 2016, we also committed to incur an additional $14.9 million for the harmonization of the drug substance manufacturing process with Boehringer Ingelheim, of which $0.7 million and $6.5 million was recorded in our condensed consolidated statements of comprehensive loss during the three and six months ended June 30, 2017, respectively.

Strategy

Our strategy is to continue the transformation of Horizon Pharma plc into a balanced, diversified, sustainable-growth biopharmaceutical company predominantly focused on rare disease medicines. We are executing on our strategy by accelerating the growth of our rare disease medicine portfolio through differentiated commercial strategies, business development efforts, and the expansion of our pipeline with post-marketing and development-stage programs. We are strongly committed to helping ensure patient access to their medicines and support services, and by investing in the further development of medicines for patients with rare or underserved diseases.

Orphan Business Unit

Our marketed rare disease medicines in our orphan business unit are ACTIMMUNE, BUPHENYL, PROCYSBI, QUINSAIR and RAVICTI. Our strategy for RAVICTI is to drive growth through increased awareness and diagnosis of urea cycle disorders and to drive conversion from older-generation nitrogen scavengers to RAVICTI, based on the medicine’s differential benefits. With respect to PROCYSBI, our strategy is to drive conversion of patients from older-generation immediate-release capsules of cysteamine bitartrate, increase the uptake of diagnosed but untreated patients and to identify previously undiagnosed patients who are suitable for treatment. Although we no longer have EMEA marketing rights to PROCYSBI and QUINSAIR after the Chiesi divestiture, we retain marketing rights for both medicines in the United States, Canada, Latin America and Asia. Our strategy with respect to ACTIMMUNE includes driving growth by increasing awareness and diagnosis of chronic granulomatous disease, increasing the length of treatment, establishing ACTIMMUNE as a cornerstone for treatment for a broader range of patients and evaluating opportunities for combination therapy with PD-1 and PD-L1 inhibitors in treatment of certain cancers through investigator-initiated studies.

With our May 2017 acquisition of River Vision, we added the late-stage rare disease biologic medicine teprotumumab to our pipeline. Teprotumumab, which recently successfully completed its Phase 2 clinical trial, targets the treatment of moderate-to-severe thyroid eye disease, a debilitating autoimmune condition that presents in patients with Graves’ disease. Our strategy for teprotumumab is to support its continued clinical development and pursue regulatory approval. The River Vision acquisition further demonstrates our commitment to rare disease medicines and expands and diversifies our rare disease medicine pipeline to support sustainable longer-term growth.

Rheumatology Business Unit

Our marketed rare disease rheumatology medicine is KRYSTEXXA. We are focused on optimizing and maximizing KRYSTEXXA’s peak sales potential by expanding our commercialization efforts, as well as investing in education, patient and physician outreach, and investigation programs that demonstrate KRYSTEXXA as an effective treatment of refractory chronic gout. In May 2017, we announced increased investment in KRYSTEXXA as part of the program to optimize its sales potential, with the goal of nearly doubling the commercial organization by the end of 2017. We believe that KRYSTEXXA represents a significant opportunity and potential growth driver for our rheumatology business unit. The rheumatology business unit also includes RAYOS.

Primary Care Business Unit

Our strategy for the primary care business unit, which includes DUEXIS, VIMOVO and PENNSAID 2%, is to educate physicians about these clinically differentiated medicines and the benefits they offer. Patients are able to fill prescriptions for these medicines through pharmacies participating in our HorizonCares patient access program, as well as other pharmacies. In addition, we have evolved our commercial strategy to enter into business arrangements with pharmacy benefit managers, or PBMs, and other payers to secure formulary status and reimbursement of our medicines. The business arrangements with the PBMs generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions. The primary care business unit also includes MIGERGOT.

We market our medicines in the United States through our field sales force, which numbered approximately 385 representatives across our three business units as of June 30, 2017 compared to approximately 460 representatives as of March 31, 2017. During the second quarter of 2017, we effected a workforce reduction in the primary care business unit. Additionally, we revised our methodology of classifying the sales force to more closely align with those who participate in our sales incentive compensation program.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2017 and 2016

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

	For the Three Months Ended June 30,		Increase /
	2017	2016	(Decrease)
	(in thousands)
Net sales	$289,507	$257,378	$32,129
Cost of goods sold	130,150	81,126	49,024
Gross profit	159,357	176,252	(16,895)
Operating expenses:
Research and development	163,101	11,210	151,891
Selling, general and administrative	181,923	133,575	48,348
Total operating expenses	345,024	144,785	200,239
Operating (loss) income	(185,667)	31,467	(217,134)
Other expense, net:
Interest expense, net	(31,608)	(19,228)	(12,380)
Foreign exchange gain	151	15	136
Gain on divestiture	5,856	—	5,856
Other expense, net	(35)	(26)	(9)
Total other expense, net	(25,636)	(19,239)	(6,397)
(Loss) income before benefit for income taxes	(211,303)	12,228	(223,531)
Benefit for income taxes	(1,767)	(2,756)	989
Net (loss) income	$(209,536)	$14,984	$(224,520)

Net sales. Net sales increased $32.1 million, or 12%, to $289.5 million during the three months ended June 30, 2017, from $257.4 million during the three months ended June 30, 2016.

The following table presents a summary of net sales attributed to geographic sources for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$279,012	96%	$254,656	99%
Rest of world	10,495	4%	2,722	1%
Net sales	$289,507		$257,378

The following table reflects net sales by medicine for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change	Change
	2017	2016	$	%
	(in thousands)
PENNSAID 2%	$51,221	$72,665	$(21,444)	(30%)
RAVICTI	47,239	39,353	7,886	20%
DUEXIS	43,603	45,517	(1,914)	(4%)
KRYSTEXXA	38,301	19,872	18,429	93%
PROCYSBI	36,679	—	36,679	*
ACTIMMUNE	28,819	30,038	(1,219)	(4%)
VIMOVO	21,130	31,420	(10,290)	(33%)
RAYOS	11,643	12,134	(491)	(4%)
BUPHENYL	6,231	4,049	2,182	54%
LODOTRA	1,804	1,195	609	51%
MIGERGOT	1,430	1,135	295	26%
QUINSAIR	1,407	—	1,407	*
Net sales	$289,507	$257,378	$32,129	12%

*	Percentage change is not meaningful.

The increase in net sales during the three months ended June 30, 2017 was primarily due to the recognition of PROCYSBI sales following the acquisition of Raptor in October 2016 and higher net sales of KRYSTEXXA and RAVICTI, offset by lower net sales of PENNSAID 2% and VIMOVO.

PENNSAID 2%. Net sales decreased $21.4 million, or 30%, to $51.2 million during the three months ended June 30, 2017, from $72.7 million during the three months ended June 30, 2016. Net sales decreased by approximately $21.3 million due to lower net pricing and approximately $0.1 million resulting from lower prescription volume.

RAVICTI. Net sales increased $7.9 million, or 20%, to $47.2 million during the three months ended June 30, 2017, from $39.3 million during the three months ended June 30, 2016. Net sales increased by approximately $7.0 million resulting from prescription volume growth and approximately $0.9 million due to higher net pricing.

DUEXIS. Net sales decreased $1.9 million, or 4%, to $43.6 million during the three months ended June 30, 2017, from $45.5 million during the three months ended June 30, 2016. Net sales decreased by approximately $3.3 million due to lower net pricing, offset by an increase of approximately $1.4 million resulting from prescription volume growth.

KRYSTEXXA. Net sales increased $18.4 million, or 93%, to $38.3 million during the three months ended June 30, 2017, from $19.9 million during the three months ended June 30, 2016. Net sales increased by approximately $9.5 million resulting from higher net pricing and approximately $8.9 million resulting from prescription volume growth.

PROCYSBI. Net sales were $36.7 million during the three months ended June 30, 2017. We began recognizing PROCYSBI sales following our acquisition of Raptor in October 2016.

ACTIMMUNE. Net sales decreased $1.2 million, or 4%, to $28.8 million during the three months ended June 30, 2017, from $30.0 million during the three months ended June 30, 2016. Net sales decreased by approximately $3.5 million resulting from lower prescription volume, offset by an increase of approximately $2.3 million due to higher net pricing.

VIMOVO. Net sales decreased $10.3 million, or 33%, to $21.1 million during the three months ended June 30, 2017, from $31.4 million during the three months ended June 30, 2016. Net sales decreased by approximately $7.5 million due to lower net pricing and approximately $2.8 million resulting from lower prescription volume.

RAYOS. Net sales decreased $0.5 million, or 4%, to $11.6 million during the three months ended June 30, 2017, from $12.1 million during the three months ended June 30, 2016. Net sales decreased by approximately $5.8 million due to lower net pricing, partially offset by an increase of approximately $5.3 million resulting from prescription volume growth.

BUPHENYL. Net sales increased $2.2 million, or 54%, to $6.2 million during the three months ended June 30, 2017, from $4.0 million during the three months ended June 30, 2016. Net sales increased by approximately $1.1 million resulting from prescription volume growth and $1.1 million due to higher net pricing.

LODOTRA. Net sales increased $0.6 million, or 51%, to $1.8 million during the three months ended June 30, 2017, from $1.2 million during the three months ended June 30, 2016. The increase was the result of increased medicine shipments to our European distribution partner, Mundipharma International Corporation Limited, or Mundipharma. LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

MIGERGOT. Net sales increased $0.3 million, or 26%, to $1.4 million during the three months ended June 30, 2017, from $1.1 million during the three months ended June 30, 2016. Net sales increased by approximately $0.5 million resulting from higher net pricing, partially offset by approximately $0.2 million resulting from lower prescription volume.

QUINSAIR. Net sales were $1.4 million during the three months ended June 30, 2017. We began recognizing QUINSAIR sales following our acquisition of Raptor in October 2016.

The table below reconciles our gross to net sales for the three months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$1,071.7	100.0%	$792.0	100.0%
Adjustments to gross sales:
Prompt pay discounts	(21.3)	(2.0)%	(16.3)	(2.1)%
Medicine returns	(15.0)	(1.4)%	(1.1)	(0.1)%
Co-pay and other patient assistance	(497.0)	(46.4)%	(428.2)	(54.1)%
Wholesaler fees and commercial rebates	(168.3)	(15.7)%	(26.5)	(3.3)%
Government rebates and chargebacks	(80.6)	(7.5)%	(62.5)	(7.9)%
Total adjustments	(782.2)	(73.0)%	(534.6)	(67.5)%
Net sales	$289.5	27.0%	$257.4	32.5%

During the three months ended June 30, 2017, wholesaler fees and commercial rebates, as a percentage of gross sales, increased to 15.7% from 3.3% during the three months ended June 30, 2016, and co-pay and other patient assistance, as a percentage of gross sales, decreased to 46.4% from 54.1% during the three months ended June 30, 2016. During the second half of 2016, we entered into business arrangements with PBMs and other payers in an effort to secure formulary status and reimbursement of our medicines, such as our arrangements with Express Scripts, CVS Caremark and Prime Therapeutics LLC, which resulted in lower co-pay and other patient assistance costs as a percentage of gross sales during the three months ended June 30, 2017. The mix of PBM healthcare plans that adopted our primary care medicines onto their formulary during 2017 was more heavily weighted towards those plans for which we pay a higher commercial rebate. In addition, we also recorded a higher rate of managed care control in our non-contracted business, which resulted in significantly lower net pricing during the three months ended June 30, 2017 when compared to the three months ended June 30, 2016.

Cost of Goods Sold. Cost of goods sold increased $49.0 million to $130.2 million during the three months ended June 30, 2017, from $81.2 million during the three months ended June 30, 2016. As a percentage of net sales, cost of goods sold was 45.0% during the three months ended June 30, 2017, compared to 31.5% during the three months ended June 30, 2016. The increase in cost of goods sold was primarily attributable to a $24.8 million increase in inventory step-up expense, a $19.0 million increase in intangible amortization expense, a $3.1 million increase in royalty accretion, a $2.3 million increase in salary and wages, partially offset by a reduction of $3.1 million in cost of goods sold following a reduction in our excess inventory purchase commitments with Boehringer Ingelheim.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on our gross profit, gross margin percentage and net income (loss) for all affected periods, we disclose balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements. The increase in inventory step-up expense of $24.8 million recorded to cost of goods sold during the three months ended June 30, 2017 compared to the prior year period was due to KRYSTEXXA and MIGERGOT inventory step-up expense of $19.3 million (acquired in January 2016) and PROCYSBI and QUINSAIR inventory step-up expense of $14.5 million (acquired in October 2016) recorded during the three months ended June 30, 2017, compared to KRYSTEXXA and MIGERGOT inventory step-up expense of $9.0 million recorded during the three months ended June 30, 2016.

The increase in intangible amortization of $19.0 million during the three months ended June 30, 2017 compared to the prior year period was primarily due to the amortization of developed technology of $18.8 million related to PROCYSBI, which was acquired in October 2016.

Research and Development Expenses. Research and development expenses increased $151.9 million to $163.1 million during the three months ended June 30, 2017, from $11.2 million during the three months ended June 30, 2016. The increase was primarily attributable to $147.7 million related to the acquisition of River Vision during the three months ended June 30, 2017. Pursuant to ASC 805 (as amended by ASU No. 2017-01), we accounted for the River Vision acquisition as the purchase of an in-process research and development, or IPR&D, asset and, pursuant to ASC 730, recorded the purchase price as a research and development expense during the three months ended June 30, 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $48.3 million to $181.9 million during the three months ended June 30, 2017, from $133.6 million during the three months ended June 30, 2016. The increase was primarily attributable to $22.3 million paid to Boehringer Ingelheim International upon closing of the acquisition of certain rights to interferon gamma-1b during the three months ended June 30, 2017, a $7.2 million increase in consulting expense, a $9.3 million increase in employee costs and a $9.1 million increase in marketing programs.

Interest Expense, Net. Interest expense, net, increased $12.4 million to $31.6 million during the three months ended June 30, 2017, from $19.2 million during the three months ended June 30, 2016. The increase was primarily due to higher borrowings in connection with the acquisition of Raptor, including our $300.0 million aggregate principal amount of 8.75% Senior Notes due 2024, or the 2024 Senior Notes, and our $850.0 million principal amount of secured loans under our 2017 term loan facility, compared to the $397.0 million principal amount of secured loans from previous borrowings under our senior secured loan facility.

Gain on divestiture. During the three months ended June 30, 2017, we completed the Chiesi divestiture for an upfront payment of $72.2 million, including $3.1 million of cash divested, with additional potential milestone payments based on sales thresholds and we recorded a gain of $5.9 million on the divestiture.

Benefit for Income Taxes. During the three months ended June 30, 2017, we recorded a benefit for income taxes of $1.8 million compared to $2.8 million during the three months ended June 30, 2016. The decrease in benefit for income taxes during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, resulted from a greater tax benefit limitation driven by an increase in the proportion of losses incurred for the three months ended June 30, 2017 compared to the proportion of losses incurred for the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2017 and 2016

The table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

	For the Six Months Ended June 30,		Increase /
	2017	2016	(Decrease)
	(in thousands)
Net sales	$510,366	$462,068	$48,298
Cost of goods sold	269,266	158,359	110,907
Gross profit	241,100	303,709	(62,609)
Operating expenses:
Research and development	176,162	23,932	152,230
Sales, general and administrative	355,988	275,514	80,474
Total operating expenses	532,150	299,446	232,704
Operating (loss) income	(291,050)	4,263	(295,313)
Other expense, net:
Interest expense, net	(63,591)	(38,686)	(24,905)
Foreign exchange gain (loss)	(108)	(158)	50
Gain on divestiture	5,856	—	5,856
Loss on debt extinguishment	(533)	—	(533)
Other expense, net	—	(40)	40
Total other expense, net	(58,376)	(38,884)	(19,492)
Loss before benefit for income taxes	(349,426)	(34,621)	(314,805)
Benefit for income taxes	(49,320)	(4,199)	(45,121)
Net loss	$(300,106)	$(30,422)	$(269,684)

Net sales. Net sales increased $48.3 million, or 11%, to $510.4 million during the six months ended June 30, 2017, from $462.1 million during the six months ended June 30, 2016.

The following table presents a summary of net sales attributed to geographic sources for six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$489,897	96%	$456,306	99%
Rest of world	20,469	4%	5,762	1%
Total Net Sales	$510,366		$462,068

The following table reflects the components of net sales for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Change	Change
	2017	2016	$	%
	(in thousands)
PENNSAID 2%	$92,831	$127,658	$(34,827)	(27%)
RAVICTI	91,114	76,423	14,691	19%
PROCYSBI	70,959	—	70,959	*
KRYSTEXXA	69,915	36,028	33,887	94%
DUEXIS	61,332	75,165	(13,833)	(18%)
ACTIMMUNE	55,021	55,550	(529)	(1%)
VIMOVO	26,012	56,871	(30,859)	(54%)
RAYOS	21,901	22,643	(742)	(3%)
BUPHENYL	12,555	7,793	4,762	61%
QUINSAIR	3,200	—	3,200	*
MIGERGOT	2,854	2,042	812	40%
LODOTRA	2,672	1,895	777	41%
Total Net Sales	$510,366	$462,068	$48,298	10%

The increase in net sales during the six months ended June 30, 2017 was primarily due to the recognition of PROCYSBI sales following the acquisition of Raptor in October 2016 and higher net sales of KRYSTEXXA and RAVICTI, offset by lower net sales of PENNSAID 2%, VIMOVO and DUEXIS.

PENNSAID 2%. Net sales decreased $34.8 million, or 27%, to $92.8 million during the six months ended June 30, 2017, from $127.6 million during the six months ended June 30, 2016. Net sales decreased by approximately $26.8 million due to lower net pricing and $8.0 million due to prescription volume decreases.

RAVICTI. Net sales increased $14.7 million, or 19%, to $91.1 million during the six months ended June 30, 2017, from $76.4 million during the six months ended June 30, 2016. Net sales increased by approximately $14.8 million resulting from prescription volume growth, offset by a decrease of approximately $0.1 million due to lower net pricing.

PROCYSBI. Net sales were $71.0 million during the six months ended June 30, 2017. We began recognizing PROCYSBI sales following our acquisition of Raptor in October 2016.

KRYSTEXXA. Net sales increased $33.9 million, or 94%, to $69.9 million during the six months ended June 30, 2017, from $36.0 million during the six months ended June 30, 2016. Net sales increased by approximately $17.2 million due to higher net pricing and approximately $16.7 million resulting from prescription volume growth.

DUEXIS. Net sales decreased $13.8 million, or 18%, to $61.3 million during the six months ended June 30, 2017, from $75.1 million during the six months ended June 30, 2016. Net sales decreased by approximately $14.3 million due to lower net pricing, offset by approximately $0.5 million resulting from prescription volume growth.

ACTIMMUNE. Net sales decreased $0.5 million, or 1%, to $55.0 million during the six months ended June 30, 2017, from $55.5 million during the six months ended June 30, 2016. Net sales decreased by approximately $4.9 resulting from prescription volume decreases, offset by an increase of $4.5 million due to higher net pricing.

VIMOVO. Net sales decreased $30.9 million, or 54%, to $26.0 million during the six months ended June 30, 2017, from $56.9 million during the six months ended June 30, 2016. Net sales decreased by approximately $20.6 million due to lower net pricing and approximately $10.3 million resulting from prescription volume decreases.

RAYOS. Net sales decreased $0.7 million, or 3%, to $21.9 million during the six months ended June 30, 2017, from $22.6 million during the six months ended June 30, 2016. Net sales decreased by approximately $8.7 million due to lower net pricing, offset by an increase of $8.0 million resulting from prescription volume growth.

BUPHENYL. Net sales increased $4.8 million, or 61%, to $12.6 million during the six months ended June 30, 2017, from $7.8 million during the six months ended June 30, 2016. Net sales increased by approximately $5.0 million due to higher net pricing, offset by a decrease of approximately $0.2 million resulting from prescription volume decreases.

QUINSAIR. Net sales were $3.2 million during the six months ended June 30, 2017. We began recognizing QUINSAIR sales following our acquisition of Raptor in October 2016.

MIGERGOT. Net sales increased $0.8 million, or 40%, to $2.9 million during the six months ended June 30, 2017, from $2.1 million during the six months ended June 30, 2016. Net sales increased by approximately $0.9 million due to higher net pricing, offset by a decrease of approximately $0.1 million resulting from prescription volume decreases.

LODOTRA. Net sales increased $0.8 million, or 41%, to $2.7 million during the six months ended June 30, 2017, from $1.9 million during the six months ended June 30, 2016. The increase was the result of increased medicine shipments to our European distribution partner, Mundipharma. LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

The table below reconciles our gross to net sales for the six months ended June 30, 2017 and 2016 (in millions):

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$2,000.3	100.0%	$1,484.6	100.0%
Adjustments to gross sales:
Prompt pay discounts	(39.7)	(2.0)%	(30.1)	(2.0)%
Medicine returns	(25.8)	(1.3)%	(0.2)	(0.0)%
Co-pay and other patient assistance	(957.4)	(47.9)%	(816.8)	(55.1)%
Wholesaler fees and commercial rebates	(309.3)	(15.4)%	(54.8)	(3.7)%
Government rebates and chargebacks	(157.7)	(7.9)%	(120.6)	(8.1)%
Total adjustments	(1,489.9)	(74.5)%	(1,022.5)	(68.9)%
Net sales	$510.4	25.5%	$462.1	31.1%

During the six months ended June 30, 2017, wholesaler fees and commercial rebates, as a percentage of gross sales, increased to 15.4% from 3.7% during the six months ended June 30, 2016, and co-pay and other patient assistance, as a percentage of gross sales, decreased to 47.9% from 55.1% during the six months ended June 30, 2016. During the second half of 2016, we entered into business arrangements with PBMs and other payers in an effort to secure formulary status and reimbursement of our medicines, such as our arrangements with Express Scripts, CVS Caremark and Prime Therapeutics LLC, which resulted in lower co-pay and other patient assistance costs as a percentage of gross sales during the six months ended June 30, 2017. The mix of PBM healthcare plans that adopted our primary care medicines onto their formulary during 2017 was more heavily weighted towards those plans for which we pay a higher commercial rebate. In addition, we also recorded a higher rate of managed care control in our non-contracted business, which resulted in significantly lower net pricing during the six months ended June 30, 2017 when compared to the six months ended June 30, 2016.

Cost of Goods Sold. Cost of goods sold increased $110.9 million to $269.3 million during the six months ended June 30, 2017, from $158.4 million during the six months ended June 30, 2016. As a percentage of net sales, cost of goods sold was 52.8% during the six months ended June 30, 2017 compared to 34.3% during the six months ended June 30, 2016. The increase in cost of goods sold was primarily attributable to a $57.9 million increase in inventory step-up expense, an increase in intangible amortization expense of $39.0 million, higher royalty accretion expense of $6.7 million, $6.5 million in drug substance harmonization costs and a $4.5 million increase in employee costs, partially offset by a reduction of $3.1 million in cost of goods sold following a reduction in our excess inventory purchase commitments with Boehringer Ingelheim.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on our gross profit, gross margin percentage and net income (loss) for all affected periods, we disclose balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements. The increase in inventory step-up expense of $57.9 million recorded to cost of goods sold during the six months ended June 30, 2017 compared to the prior year period was due to KRYSTEXXA and MIGERGOT inventory step-up expense of $33.7 million (acquired in January 2016) and PROCYSBI and QUINSAIR inventory step-up expense of $40.8 million (acquired in October 2016) recorded during the six months ended June 30, 2017 compared to KRYSTEXXA and MIGERGOT inventory step-up expense of $16.6 million recorded during the six months ended June 30, 2016.

The increase in intangible amortization of $39.0 million during the six months ended June 30, 2017 compared to the prior year period was primarily due to the amortization of developed technology of $37.6 million related to PROCYSBI, which was acquired in October 2016.

Research and Development Expenses. Research and development expenses increased $152.2 million to $176.2 million during the six months ended June 30, 2017, from $24.0 million during the six months ended June 30, 2016. The increase was primarily attributable to $147.7 million related to the acquisition of River Vision during the six months ended June 30, 2017. Pursuant to ASC 805 (as amended by ASU No. 2017-01), we accounted for the River Vision acquisition as the purchase of an IPR&D asset and, pursuant to ASC 730, recorded the purchase price as a research and development expense during the six months ended June 30, 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $80.5 million to $356.0 million during the six months ended June 30, 2017, from $275.5 million during the six months ended June 30, 2016. The increase was primarily attributable to $22.3 million paid to Boehringer Ingelheim International upon closing of the acquisition of certain rights to interferon gamma-1b during the six months ended June 30, 2017, an increase of $15.4 million in employee costs as a result of an increased workforce, an increase of $12.7 million in consulting costs and an increase of $18.6 million in marketing programs.

Interest Expense, Net. Interest expense, net, increased $24.9 million to $63.6 million during the six months ended June 30, 2017, from $38.7 million during the six months ended June 30, 2016. The increase was primarily due to higher borrowings in connection with the acquisition of Raptor, including our $300.0 million aggregate principal amount of our 2024 Senior Notes and our $850.0 million principal amount of secured loans under our 2017 term loan facility, compared to the $397.0 million principal amount of secured loans from previous borrowings under our senior secured loan facility.

Gain on divestiture. During the six months ended June 30, 2017, we completed the Chiesi divestiture for an upfront payment of $72.2 million, including $3.1 million of cash divested, with additional potential milestone payments based on sales thresholds and we recorded a gain of $5.9 million on the divestiture.

Loss on Induced Conversion and Debt Extinguishment. During the six months ended June 30, 2017, we entered into a refinancing amendment for our term loans. We accounted for a portion of the repayment as a debt extinguishment and recorded a loss on debt extinguishment of $0.5 million in the condensed consolidated statements of comprehensive loss, which reflected the write-off of the unamortized portion of debt discount and deferred financing costs previously incurred and a one percent prepayment penalty fee.

Benefit for Income Taxes. During the six months ended June 30, 2017, we recorded a benefit for income taxes of $49.3 million compared to $4.2 million during the six months ended June 30, 2016. The increase in benefit for income taxes during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, resulted from an increase in pre-tax losses incurred in higher tax rate jurisdictions.

NON-GAAP FINANCIAL MEASURES

EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures. Adjusted EBITDA and non-GAAP net income are intended to provide additional information on our performance, operations and profitability. Adjustments to our GAAP figures as well as EBITDA exclude acquisition-related costs, an upfront fee for a license of a patent, drug substance harmonization costs, fees related to term loan refinancing and Primary Care business unit realignment costs, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, remeasurement of royalties for medicines acquired through business combinations, royalty accretion, non-cash interest expense, non-current asset impairment charges, gain on divestiture and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures. We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical and expected 2017 financial results and trends and to facilitate comparisons between periods and with respect to projected information. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net loss to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, are as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
GAAP Net (Loss) Income	$(209,536)	$14,984	$(300,106)	$(30,422)
Depreciation	1,755	1,091	3,561	2,083
Amortization, accretion and step-up:
Intangible amortization expense	69,776	50,792	139,453	100,442
Accretion of royalty liabilities	12,735	9,669	25,694	19,028
Amortization of deferred revenue	(207)	(213)	(411)	(419)
Inventory step-up expense	33,895	9,102	74,490	16,548
Interest expense, net (including amortization of debt discount and deferred financing costs)	31,608	19,228	63,591	38,686
Benefit for income taxes	(1,767)	(2,756)	(49,320)	(4,199)
EBITDA	(61,741)	101,897	(43,048)	141,747
Non-GAAP adjustments:
Remeasurement of royalties for medicines acquired through business combinations	—	—	(2,944)	—
Acquisition-related costs	153,385	281	163,424	11,297
Upfront fee for license of global patent	—	—	—	2,000
Primary Care business unit realignment costs	5,193	—	5,193	—
Gain on divestiture	(5,856)	—	(5,856)	—
Loss on debt extinguishment	—	—	533	—
Fees related to term loan refinancing	(45)	—	4,098	—
Share-based compensation	27,768	27,997	56,237	55,609
Charges relating to discontinuation of Friedreich's ataxia program (1)	19,167	—	19,167	—
Drug substance harmonization costs (2)	745	—	5,044	—
Royalties for medicines acquired through business combinations	(11,622)	(9,095)	(22,939)	(17,595)
Total of non-GAAP adjustments	188,735	19,183	221,957	51,311
Adjusted EBITDA	$126,994	$121,080	$178,909	$193,058

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
GAAP Net (Loss) Income	$(209,536)	$14,984	$(300,106)	$(30,422)
Non-GAAP Adjustments:
Remeasurement of royalties for medicines acquired through business combinations	—	—	(2,944)	—
Acquisition-related costs	153,385	281	163,424	11,297
Upfront fee for license of global patent	—	—	—	2,000
Fees related to term loan refinancing	(45)	—	4,098	—
Primary Care business unit realignment costs	5,193	—	5,193	—
Gain on divestiture	(5,856)	—	(5,856)	—
Loss on debt extinguishment	—	—	533	—
Amortization, accretion and step-up:
Intangible amortization expense	69,776	50,792	139,453	100,442
Amortization of debt discount and deferred financing costs	5,206	4,507	10,629	8,932
Accretion of royalty liabilities	12,735	9,669	25,694	19,028
Inventory step-up expense	33,895	9,102	74,490	16,548
Share-based compensation	27,768	27,997	56,237	55,609
Depreciation expense	1,755	1,091	3,561	2,083
Charges relating to discontinuation of Friedreich's ataxia program (1)	19,167	—	19,167	—
Drug substance harmonization costs (2)	745	—	5,044	—
Royalties for medicines acquired through business combinations	(11,622)	(9,095)	(22,939)	(17,595)
Total pre-tax non-GAAP adjustments	312,102	94,344	475,784	198,344
Income tax effect of pre-tax non-GAAP adjustments (3)	(34,272)	(18,064)	(72,375)	(35,338)
Total non-GAAP adjustments	277,830	76,280	403,409	163,006
Non-GAAP Net Income	$68,294	$91,264	$103,303	$132,584
Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	162,931,930	160,468,146	162,486,946	160,186,270

Non-GAAP Earnings Per Share – Basic
GAAP (loss) earnings per share – Basic	$(1.29)	$0.09	$(1.85)	$(0.19)
Non-GAAP adjustments	1.71	0.48	2.49	1.02
Non-GAAP earnings per share – Basic	$0.42	$0.57	$0.64	$0.83

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	162,931,930	160,468,146	162,486,946	160,186,270
Ordinary share equivalents	2,033,141	3,452,435	2,499,409	3,630,429
Weighted average ordinary shares – Diluted	164,965,071	163,920,581	164,986,355	163,816,699

Non-GAAP Earnings Per Share – Diluted
GAAP (loss) earnings per share – Diluted	$(1.29)	$0.09	$(1.85)	$(0.19)
Non-GAAP adjustments	1.71	0.47	2.49	1.02
Diluted earnings per share effect of ordinary share equivalents	(0.01)	—	(0.01)	(0.02)
Non-GAAP earnings per share – Diluted	$0.41	$0.56	$0.63	$0.81

(1)

Charges relating to discontinuation of Friedreich’s ataxia program include $22.3 million relating to the impairment of a non-current asset recorded following payment to Boehringer Ingelheim International for the acquisition of certain rights to interferon gamma-1b, and a $3.1 million reduction in “cost of goods sold”, relating to the renegotiation of a contract with Boehringer Ingelheim related to the purchase of additional units of ACTIMMUNE.

(2)

During the year ended December 31, 2016, we committed to spend $14.9 million related to the harmonization of the manufacturing processes for ACTIMMUNE and IMUKIN drug substance. During the three and six months ended June 30, 2017, we incurred $0.7 million and $6.5 million, respectively, of this spend, including costs of $0.7 million and $5.0 million, respectively, that qualify for exclusion in our non-GAAP financial measures under our non-GAAP cost policy.

(3)	Adjustment to the GAAP tax benefit for the estimated tax impact of each non-GAAP adjustment based on the statutory tax rate of the applicable jurisdictions for each non-GAAP adjustment.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of June 30, 2017, we had an accumulated deficit of $1,141.9 million. We do not expect our current operations to achieve operating profitability in 2017 and expect to fund our operations for the remainder of 2017 primarily through net sales and available cash resources.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several quarters. As of June 30, 2017, we had $554.3 million in cash and cash equivalents and total debt with a book value of $1,892.3 million and face value of $2,022.9 million. Cash at June 30, 2017 reflects our use of cash on hand of approximately $145.6 million, net of $6.3 million of cash acquired, to fund our acquisition of River Vision on May 8, 2017 and $32.5 million paid during the six months ended June 30, 2017 in relation to the litigation settlement with Express Scripts, and includes $69.1 million received following the Chiesi divestiture in June 2017, net of cash divested. We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next twelve months from the issuance of these financial statements. Part of our strategy is to expand and leverage our commercial capabilities by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. To the extent we enter into transactions to acquire medicines or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings.

On March 29, 2017, Horizon Pharma, Inc., or HPI, our wholly owned subsidiary, and Horizon Pharma USA, Inc., our wholly owned subsidiary, or HPUSA and together with HPI in such capacity, the Borrowers, borrowed $850.0 million aggregate principal amount of loans, or the Refinancing Loans, pursuant to an amendment, or the Refinancing Amendment, to the Credit Agreement, dated as of May 7, 2015 (as amended by Amendment No. 1, dated as of October 25, 2016, or the 2016 Amendment), by and among the Borrowers, us and certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent. As used herein, all references to the “2015 Credit Agreement” are references to the Credit Agreement, dated as of May 7, 2015, by and among HPI, us and certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, all references to the “Existing Credit Agreement” are references to the 2015 Credit Agreement, as amended by the 2016 Amendment, and all references to the “Credit Agreement” are references to Existing Credit Agreement, as amended by the Refinancing Amendment.

The Refinancing Loans were incurred as a separate new class of term loans under the Credit Agreement with substantially the same terms as the previously outstanding senior secured term loans incurred on May 7, 2015 under the 2015 Credit Agreement, or the 2015 Loans, and the outstanding senior secured term loans incurred on October 25, 2016 under the Existing Credit Agreement, or the 2016 Loans and, together with the 2015 Loans, the Refinanced Loans, except as described below. The Refinancing Loans bear interest, at the Borrowers’ option, at a rate equal to either the London Inter-Bank Offer Rate, or LIBOR, plus an applicable margin of 3.75% per year (subject to a LIBOR floor of 1.0%), or the adjusted base rate plus 2.75%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus ½ of 1%, and (d) 2%. The Borrowers used the proceeds of the Refinancing Loans to repay the Refinanced Loans, which totaled $769 million. The Credit Agreement provides for (i) the Refinancing Loans, (ii) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The Credit Agreement allows for us and certain of our subsidiaries to become borrowers under incremental or refinancing facilities.

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

We elected to exercise our reinvestment rights under the mandatory prepayment provisions of the Credit Agreement with respect to the net proceeds from the Chiesi divestiture. To the extent we do not apply such net proceeds to permitted acquisitions (including the acquisition of rights to products and products lines) and/or the acquisition of capital assets within 365 days of the receipt thereof (or commit to so apply and then apply within 180 days after the end of such 365-day period), we would be required to make a mandatory prepayment under the Credit Agreement in an amount equal to the unapplied net proceeds. Until such time, the net proceeds are not legally restricted for use. As of June 30, 2017, we had applied a portion of such net proceeds to the acquisition of additional rights to interferon gamma-1b.

On October 25, 2016, HPI and HPUSA, or the 2024 Issuers, completed a private placement of $300.0 million aggregate principal amount of 2024 Senior Notes to certain investment banks acting as initial purchasers who subsequently resold the 2024 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act.

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

During the six months ended June 30, 2017, we issued an aggregate of:

•	206,090 ordinary shares in connection with the exercise of stock options and received $1.3 million in proceeds; and
•	597,292 ordinary shares in net settlement of vested restricted stock units.

During the six months ended June 30, 2017, warrants to purchase an aggregate of 2,500 shares of the Company were exercised and proceeds of $11,425 were received. In addition, warrants to purchase an aggregate of 704,185 ordinary shares were exercised in cashless exercises, resulting in the issuance of 523,459 ordinary shares. As of June 30, 2017, there were outstanding warrants to purchase 665,975 ordinary shares.

During the six months ended June 30, 2017, we made payments of $5.2 million for employee withholding taxes relating to share-based awards.

In May 2016, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to 5,000,000 of our ordinary shares. In May 2017, our board of directors reauthorized a share repurchase program pursuant to which we may repurchase up to 16,000,000 of our ordinary shares. As of June 30, 2017, we have purchased 100,000 of our ordinary shares under this repurchase program, for a total consideration of $1.0 million. The timing and amount of future repurchases, if any, will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, our cash resources, restrictions under the Credit Agreement and market conditions.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows as of and for the six months ended June 30, 2017 and 2016 (in thousands):

	2017	2016
Cash and cash equivalents	$554,269	$424,525
Cash provided by (used in):
Operating activities	68,646	101,484
Investing activities	(101,576)	(534,490)
Financing activities	75,948	(1,841)

Operating Cash Flows

During the six months ended June 30, 2017, net cash provided by operating activities was $68.6 million compared to $101.5 million during the six months ended June 30, 2016. The decrease in net cash provided by operating activities was primarily attributable to cash payments of $58.4 million for interest during the six months ended June 30, 2017 compared to $29.8 million during the six months ended June 30, 2016, and $32.5 million paid during the six months ended June 30, 2017 in relation to the litigation settlement with Express Scripts.

Investing Cash Flows

During the six months ended June 30, 2017, net cash used in investing activities was $101.6 million compared to $534.5 million during the six months ended June 30, 2016. The net cash used in investing activities during the six months ended June 30, 2017 was primarily associated with $145.6 million of payments for the acquisition of River Vision, net of cash acquired, and $22.3 million relating to the payment for certain rights for interferon gamma-1b. This was partially offset by $69.1 million proceeds received from the Chiesi divestiture, net of cash divested.

Net cash used in investing activities during the six months ended June 30, 2016 was primarily associated with $514.8 million of payments for the acquisition of Crealta, net of cash acquired, a $5.6 million (€5.0 million) initial payment for rights to interferon gamma-1b and $12.8 million of payments for purchases of property and equipment.

Financing Cash Flows

During the six months ended June 30, 2017, net cash provided by financing activities was $75.9 million compared to net cash used in financing activities of $1.8 million during the six months ended June 30, 2016. Net cash provided by financing activities during the six months ended June 30, 2017 was primarily attributable to the net proceeds of $847.8 million from term loans, offset in part by repayment of term loans of $770.8 million.

Financial Condition as of June 30, 2017 Compared to December 31, 2016

Accounts receivable, net. Accounts receivable, net, increased $85.1 million, from $305.7 million as of December 31, 2016 to $390.8 million as of June 30, 2017. The increase was due to growth in gross sales of our medicines and increases due to the timing of cash receipts.

Inventories, net. Inventories, net, decreased $72.6 million, from $174.8 million as of December 31, 2016 to $102.2 million as of June 30, 2017. The decrease was primarily due to $74.5 million of inventory step-up expense recorded during the six months ended June 30, 2017 ($33.7 million related to KRYSTEXXA and MIGERGOT and $40.8 million related to PROCYSBI and QUINSAIR). Additionally, during the six months ended June 30, 2017, we recorded $3.2 million of inventory step-up expense to “gain on divestiture” following the sale of inventory to Chiesi in connection with the Chiesi divestiture.

Developed technology, net. Developed technology, net, decreased $186.3 million, from $2,767.2 million as of December 31, 2016 to $2,580.9 million as of June 30, 2017. The decrease was due to the amortization of $139.0 million of developed technology during the six months ended June 30, 2017 and developed technology with a net book value of $47.3 million disposed of in the Chiesi divestiture.

Goodwill. Goodwill decreased $17.7 million from $445.6 million as of December 31, 2016 to $427.9 million as of June 30, 2017. The decrease was due to $16.3 million written off in connection with the Chiesi divestiture and a $1.4 million measurement period adjustment related to the Raptor acquisition, which was recorded during the six months ended June 30, 2017.

Other assets. Other assets increased $27.5 million from $2.4 million as of December 31, 2016 to $29.9 million as of June 30, 2017. The increase was primarily due to an indemnification asset recorded in connection with the Chiesi divestiture during the six months ended June 30, 2017, which represents the future estimated amount receivable from Chiesi in respect of PROCYSBI and QUINSAIR contingent royalty liabilities.

Accounts payable. Accounts payable increased $29.4 million, from $52.5 million as of December 31, 2016 to $81.9 million as of June 30, 2017. This increase was primarily due to $55.3 million of trade discount and rebate invoices included in accounts payable at June 30, 2017, compared to $16.8 million at December 31, 2016.

Accrued expenses. Accrued expenses decreased $70.3 million, from $182.8 million as of December 31, 2016 to $112.5 million as of June 30, 2017. This was primarily due to the payment of $32.5 million during the six months ended June 30, 2017 pursuant to our settlement agreement with Express Scripts, a decrease of $19.3 million in accrued incentive compensation following payments made during the six months ended June 30, 2017, a decrease of $4.2 million in accrued interest and a decrease of $3.1 million in relation to excess purchase commitment liabilities.

Accrued trade discounts and rebates. Accrued trade discounts and rebates increased $115.7 million, from $297.5 million as of December 31, 2016 to $413.2 million as of June 30, 2017. This was primarily due to a $116.1 million increase in accrued wholesaler fees and commercial rebates and an $11.0 million increase in accrued government rebates and chargebacks, partially offset by an $11.4 million decrease in co-pay and other patient assistance costs.

Deferred tax liabilities, net. Deferred tax liabilities, net, decreased $85.8 million, from $296.6 million as of December 31, 2016 to $210.8 million as of June 30, 2017. This was primarily due to the benefit for income taxes of $49.3 million recorded during the six months ended June 30, 2017 and deferred tax assets of $21.6 million acquired in the River Vision acquisition. Additionally, we prospectively adopted ASU No. 2016-09 on January 1, 2017 and recorded a decrease of $7.2 million in deferred tax liabilities and a corresponding increase in accumulated deficit during the six months ended June 30, 2017.

Other long-term liabilities. Other long-term liabilities increased $42.5 million, from $46.1 million as of December 31, 2016 to $88.6 million as of June 30, 2017. This was primarily due to $23.7 million recorded in connection with the Chiesi divestiture during the six months ended June 30, 2017, which represents the preliminary fair value of the contingent liability for PROCYSBI and QUINSAIR royalties potentially payable on EMEA sales, and $21.6 million recorded during the six months ended June 30, 2017, which represents long-term liabilities offsetting the deferred tax assets recorded following the River Vision acquisition.

Long-term debt, net, net of current. Long-term debt, net, net of current increased $76.1 million from $1,501.7 million as of December 31, 2016 to $1,577.8 million as of June 30, 2017. The increase was primarily related to the $850.0 million Refinancing Loans, which replaced the $394.0 million 2015 Term Loan Facility and the $375.0 million 2016 Incremental Loan Facility, resulting in an increase of $81.0 million of principal amount of our outstanding debt. This increase was offset in part by certain charges related to the Refinancing Loans and amortization of debt discount and deferred financing fees and a repayment of $2.1 million during the six months ended June 30, 2017.

Contractual Obligations

During the three months ended June 30, 2017, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as disclosed below.

On May 8, 2017, we acquired River Vision for upfront cash payments totaling $151.9 million, including $6.3 million of cash acquired, and subject to other customary purchase price adjustments for working capital, and potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds. Under the agreement, we are required to pay up to $325.0 million upon the attainment of various milestones related to FDA approval and net sales thresholds. The agreement also includes a royalty payment of three percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact a company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of our significant accounting policies is included in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our application of our critical accounting policies during the six months ended June 30, 2017.

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

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Credit Agreement and our investment in money market accounts which bear a variable interest rate. Loans under the Credit Agreement bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin of 3.75% per annum (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.75%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus ½ of 1% and (d) 2%. Our $850.0 million of Refinancing Loans are based on LIBOR. The current LIBOR rate is 1.25%, and as a result, the interest rate on our borrowings are currently 5.00% per annum.

An increase in the LIBOR of 100 basis points above the current LIBOR rate would increase our interest expense related to the Credit Agreement by $8.5 million per year.

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

Foreign Currency Risk. Our purchase cost of ACTIMMUNE under our contract with Boehringer Ingelheim Biopharmaceuticals GmbH and our sales contracts relating to LODOTRA are principally denominated in Euros and are subject to foreign currency risk. We also incur certain operating expenses in currencies other than the U.S. dollar in relation to our Irish operations and foreign subsidiaries, including Horizon Pharma Switzerland GmbH; therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro.

Inflation Risk. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. As of June 30, 2017 and December 31, 2016, our top three customers accounted for approximately 82% and 78%, respectively, of our total outstanding accounts receivable balances.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2017, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 15, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

With respect to DUEXIS and VIMOVO, studies indicate that physicians do not commonly co-prescribe gastrointestinal, or GI, protective agents to high-risk patients taking nonsteroidal anti-inflammatory drugs, or NSAIDs. We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs regarding the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions. If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS and VIMOVO will be limited. Some physicians may also be reluctant to prescribe DUEXIS or VIMOVO due to the inability to vary the dose of ibuprofen and naproxen, respectively, or if they believe treatment with NSAIDs or GI protective agents other than those contained in DUEXIS and VIMOVO, including those of its competitors, would be more effective for their patients. With respect to each of DUEXIS, PENNSAID 2% w/w, or PENNSAID 2%, RAYOS/LODOTRA, VIMOVO and BUPHENYL, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers. With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to further penetrate this limited market and obtain marketing approval for additional indications. With respect to RAVICTI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI. With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales and marketing strategies and life cycle management, including studies designed to test reduction of immunogenicity in KRYSTEXXA which could expand the patient population and usage of KRYSTEXXA. With respect to MIGERGOT, our ability to sustain sales will depend on the management of inventory levels and the continued awareness of its benefits among physicians. With respect to PROCYSBI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation immediate-release cysteamine therapy to PROCYSBI and to identify additional patients with nephropathic cystinosis. Unless QUINSAIR is approved for marketing in additional countries, our ability to drive growth of this medicine will largely depend on expanding its use in Canada. If our current medicines or any other medicine that we may seek approval for or acquire fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

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

With respect to our primary care medicines DUEXIS, PENNSAID 2% and VIMOVO, our strategy has more recently included entering into rebate agreements with pharmacy benefit managers, or PBMs, for certain of our primary care medicines where we believe the rebates and costs justify expanded formulary access for patients. However, we cannot guarantee that we will be able to secure additional rebate agreements on commercially reasonable terms or that expected volume growth will sufficiently offset the rebates and fees paid to PBMs or that our existing agreements with PBMs will have the intended impact on formulary access. Net pricing for DUEXIS, VIMOVO and PENNSAID 2% was significantly below expectations during the first half of 2017 due to higher patient assistance costs and higher commercial rebate levels compared to our expectations. This was due to lower-than-anticipated adoption rates of our primary care medicines onto certain healthcare plan formularies during the period which resulted in higher patient assistance costs than expectations. In addition, the mix of PBM healthcare plans that adopted our primary care medicines onto their formulary was more heavily weighted towards those plans for which we pay a higher commercial rebate, which resulted in higher commercial rebate costs to us than we anticipated. If we are unable to realize the expected benefits of our contractual arrangements with the PBMs we may continue to experience reductions in net sales from our primary care business unit. For each of our primary care medicines, we expect that our commercial success will depend on our sales and marketing efforts in the United States.

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

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biopharmaceutical company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights. We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights. In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. During the second quarter of 2017, we effected a workforce reduction in the primary care business unit. We also revised our methodology of classifying the sales force to more closely align with those who participate in our sales incentive compensation program. Based on the workforce reduction and new methodology, as of June 30, 2017, we had approximately 385 sales representatives in the field, consisting of approximately 25 orphan disease sales representatives, 100 rheumatology sales specialists and 260 primary care sales representatives, compared to approximately 460 sales representatives as of March 31, 2017, consisting of approximately 25 orphan disease sales representatives, 95 rheumatology sales specialists and 340 primary care sales representatives. We cannot be certain that we will be able to adequately market our primary care medicines following the reduction in our sales force or that we will be able to continue retaining the current members of our primary care sales force. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

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

Part of our commercial strategy to increase adoption and access to our medicines in the face of these incentives to use generic alternatives is to offer physicians the opportunity to have patients fill prescriptions through independent pharmacies participating in our HorizonCares patient access program. Through HorizonCares, financial assistance may be available to reduce eligible patients’ out-of-pocket costs for prescriptions filled. Because of this assistance, eligible patients’ out-of-pocket cost for our medicines when dispensed through HorizonCares may be significantly lower than such costs when our medicines are dispensed outside of the HorizonCares program. However, to the extent physicians do not direct prescriptions currently filled through traditional pharmacies, including those associated with or controlled by PBMs, to pharmacies participating in our HorizonCares program, we may experience a significant decline in DUEXIS, VIMOVO and PENNSAID 2% prescriptions as a result of formulary exclusions, co-payment requirements or other incentives to use lower-priced alternatives to our medicines. Our ability to increase utilization of our patient access programs will depend on physician and patient awareness and comfort with the programs, and we have limited ability to influence whether physicians use our patient access programs to prescribe our medicines or whether patients will agree to receive our medicines through our HorizonCares program. In addition, the HorizonCares program is not available to federal health care program (such as Medicare and Medicaid) beneficiaries. We have also contracted with certain PBMs and other payers to secure formulary status and reimbursement for certain of our primary care medicines, which generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions. While we recently announced business relationships with two of the largest PBMs, Express Scripts and CVS Caremark, that have resulted in DUEXIS and VIMOVO being removed from the Express Scripts and CVS Caremark 2017 exclusion lists, as well as a rebate agreement with another PBM, Prime Therapeutics LLC, and we believe these agreements will secure formulary status for certain of our medicines, we cannot guarantee that we will be able to agree to terms with other PBMs and other payers, or that such terms will be commercially reasonable to us. Despite our agreements with PBMs, the extent of formulary status and reimbursement will ultimately depend to a large extent upon individual healthcare plan formulary decisions. If healthcare plans that contract with PBMs with which we have agreements do not adopt formulary changes recommended by the PBMs with respect to our medicines, we may not realize the expected access and reimbursement benefits from these agreements. In addition, we generally pay higher rebates for prescriptions covered under plans that adopt a PBM-chosen formulary than for plans that adopt custom formularies. Consequently, the success of our PBM contracting strategy will depend not only on our ability to expand formulary adoption among healthcare plans, but also upon the relative mix of healthcare plans that have PBM-chosen formularies versus custom formularies. For example, during the first half of 2017, the adoption rates of our primary care medicines onto certain healthcare plan formularies during the period were lower than we had anticipated and as a result, we incurred higher patient assistance costs than we expected, and the mix of healthcare plans adopting our primary care medicines onto their formularies was more heavily weighted towards plans that use PBM-chosen formularies, which resulted in higher rebate costs than we expected. If we are unable to realize the expected benefits of our contractual arrangements with the PBMs we may continue to experience reductions in net sales from our primary care business unit. If we are unable to increase adoption of HorizonCares for filling prescriptions of our medicines or to secure formulary status and reimbursement through arrangements with PBMs and other payers, particularly with healthcare plans that use custom formularies, our ability to achieve net sales growth for our primary care business unit would be impaired.

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

On June 19, 2017, we received a notice of compliance, from Health Canada, or HC, for PROCYSBI for the treatment of nephropathic cystinosis in adults and children two years of age and older. PROCYSBI is the only cystine-depleting agent approved in Canada for the treatment of nephropathic cystinosis.

If we are unable to obtain any further approvals for PROCYSBI in the United States, Canada, Latin America and Asia-Pacific region, or determine that commercializing PROCYSBI outside the United States, Canada, Latin America and Asia-Pacific region is not economically viable, the market potential of PROCYSBI may be limited.

With respect to QUINSAIR, the FDA has indicated in previous written and verbal communications with Raptor Pharmaceutical Corp., or Raptor, and with the drug’s previous sponsor that it believes the data submitted in connection with EMA’s subsequent approval of QUINSAIR for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in adults with cystic fibrosis does not provide substantial evidence of efficacy and safety to support FDA approval of QUINSAIR for treatment of patients with cystic fibrosis. On October 27, 2016, the FDA expressed its recommendation that an additional clinical trial should be conducted, and noted that if Raptor submits a new drug application, or NDA, without conducting an additional clinical trial, the FDA will review the submission to determine whether it is acceptable for filing. Based upon the FDA’s feedback, we have made the decision not to pursue an NDA for U.S. approval of QUINSAIR as a treatment of Pseudomonas aeruginosa in adults with cystic fibrosis at this time.

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

The amount of our medicine sales in the EEA is dependent in part upon the pricing and reimbursement decisions adopted in each of the EEA countries, which may not be at acceptable levels to us.*

One or more EEA countries may not support pricing within our target pricing and reimbursement range for our medicines due to budgetary decisions made by regional, national and local health authorities and third-party payers in the EEA, which would negatively affect our revenues. The pricing and reimbursement process in EEA countries can be lengthy, involved and difficult to predict. Failure to timely complete the pricing and reimbursement process in the EEA countries will delay our ability to market our medicines in the EEA and to derive revenues from those countries.

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

We have rights to medicines in certain jurisdictions but have no control over third parties that have rights to commercialize those medicines in other jurisdictions, which could adversely affect our commercialization of these medicines.*

Following our sale of the rights to PROCYSBI and QUINSAIR in the Europe, Middle East and Africa, or EMEA, regions to Chiesi Farmaceutici S.p.A, or Chiesi, in June 2017, or the Chiesi divestiture, Chiesi has marketing and distribution rights to PROCYSBI and QUINSAIR in EMEA. AstraZeneca AB, or AstraZeneca, has retained its existing rights to VIMOVO in territories outside of the United States, including the right to use the VIMOVO name and related trademark. While we have the worldwide rights to BUPHENYL, the marketing and distribution rights are granted to SOBI and Orphan Pacific, Inc., or Orphan Pacific. Similarly, Nuvo Research Inc., or Nuvo, has retained its rights to PENNSAID 2% in territories outside of the United States and in March 2017, Nuvo announced that it had entered into an exclusive license agreement with Sayre Therapeutics PVT Ltd. to distribute, market and sell PENNSAID 2% in India, Sri Lanka, Bangladesh and Nepal. Nuvo also announced that it expects to complete PENNSAID 2% out-licensing agreements for other territories throughout 2017 and 2018. We have little or no control over Chiesi’s activities with respect to PROCYSBI and QUINSAIR in EMEA, over AstraZeneca’s activities with respect to VIMOVO outside the United States, over SOBI’s activities with respect to BUPHENYL in Europe, certain Middle Eastern and North African countries, over Orphan Pacific’s activities with respect to AMMONAPS in Japan or over Nuvo’s or its existing and future commercial partners’ activities with respect to PENNSAID 2% outside of the United States, even though those activities could impact our ability to successfully commercialize these medicines. For example, Chiesi or its assignees, AstraZeneca or its assignees or Nuvo or its assignees can make statements or use promotional materials with respect to PROCYSBI, QUINSAIR, VIMOVO or PENNSAID 2%, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell VIMOVO or PENNSAID 2%, respectively, in foreign countries, including Canada, at prices that are dramatically lower than the prices we charge in the United States. These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States, in particular because AstraZeneca is continuing to market VIMOVO outside the United States under the same VIMOVO brand name that we are using in the United States. In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them. We also rely on Chiesi, AstraZeneca, SOBI and Nuvo or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States, as we have or will have limited access to this information ourselves.

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

We rely on an exclusive supply agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim Biopharmaceuticals, for manufacturing and supply of ACTIMMUNE. ACTIMMUNE is manufactured by starting with cells from working cell bank samples which are derived from a master cell bank. We and Boehringer Ingelheim Biopharmaceuticals separately store multiple vials of the master cell bank. In the event of catastrophic loss at our or Boehringer Ingelheim Biopharmaceuticals’ storage facility, it is possible that we could lose multiple cell banks and have the manufacturing capacity of ACTIMMUNE severely impacted by the need to substitute or replace the cell banks. In addition, a key excipient used in PENNSAID 2% as a penetration enhancer is dimethyl sulfoxide, or DMSO. We and Nuvo, our exclusive supplier of PENNSAID 2%, rely on a sole proprietary form of DMSO for which we maintain a substantial safety stock. However, should this supply become inadequate, damaged, destroyed or unusable, we and Nuvo may not be able to qualify a second source. We rely on NOF Corporation, or NOF, as our exclusive supplier of the PEGylation agent that is a critical raw material in the manufacture of KRYSTEXXA. If NOF failed to supply such PEGylation agent, it may lead to KRYSTEXXA supply constraints.

If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. For example, Pharmaceutics International, Inc., or Pii, our manufacturer of BUPHENYL, was found to be non-compliant for cGMPs by the Medicines and Healthcare Products Regulatory Agency, or the MHRA, which could restrict Pii from supplying BUPHENYL in the EU. However, BUPHENYL was considered to be critical to public health and as a result, the MHRA issued a certificate of cGMP compliance for Pii, which was initially valid until June 30, 2017. Following reinspection of Pii and progress made since the MHRA’s initial inspection, this certificate was extended until June 30, 2018. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our medicines or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our medicines, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our medicines. To the extent any third-party manufacturers that we engage with respect to our medicines are different from those currently being used for commercial supply in the United States, the FDA will need to approve the facilities of those third-party manufacturers used in the manufacture of our medicines prior to our sale of any medicine using these facilities.

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

We have experienced recent growth and expanded the size of our organization substantially in connection with our recent acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2010 and prior to the commercial launch of DUEXIS, we employed approximately 40 full-time employees as a consolidated entity. As of June 30, 2017, we employed approximately 935 full-time employees, including approximately 385 sales representatives, representing a substantial change to the size of our organization. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

As a result of our plans to launch RAVICTI in Europe through an exclusive distribution agreement with SOBI, we may continue expanding our operations and add commercial personnel in Europe. We may not be successful in growing our commercial operations outside the United States, and could encounter other challenges in growing our commercial presence in Europe, including due to risks associated with political and economic instability, operating under different legal requirements and tax complexities. If we are unable to manage our commercial growth outside of the United States, our opportunities to expand sales in other countries will be limited or we may experience greater costs with respect to our ex-U.S. commercial operations.

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

Similarly, from time to time we are involved in disputes with distributors, PBMs and licensing partners regarding our rights and performance of obligations under contractual arrangements. For example, we were previously in litigation with Express Scripts, related to alleged breach of contract claims and in which Express Scripts was seeking payment for rebates relating to DUEXIS, RAYOS and VIMOVO. We counterclaimed against Express Scripts, contesting the amount owed and contending Express Scripts had breached the rebate agreement. In September 2016, we entered into a settlement agreement and mutual release with Express Scripts pursuant to which we and Express Scripts were released from any and all claims relating to the litigation without admitting any fault or wrongdoing and we paid Express Scripts $65.0 million.

Litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us.

A variety of risks associated with operating our business and marketing our medicines internationally could materially adversely affect our business.*

In addition to our U.S. operations, we have operations in Ireland, Bermuda, the Grand Duchy of Luxembourg, or Luxembourg, the Netherlands, France, Switzerland, Germany, Canada, the Grand Cayman Islands and in Israel (through Andromeda Biotech Ltd). Moreover, Grünenthal S.A. is in the registration process for the commercialization of DUEXIS in Latin America. BUPHENYL is currently marketed in various territories outside the United States by third-party distributors. RAVICTI received marketing authorization from HC in March 2016 and marketing approval in the EU in November 2015. We launched RAVICTI in Canada in November 2016 and plan to begin commercializing RAVICTI in Europe in 2017. QUINSAIR received marketing authorization from HC in June 2015 and we launched QUINSAIR in Canada in December 2016. PROCYSBI received marketing authorization from HC in June 2017 and we plan to launch PROCYSBI in Canada in the fourth quarter of 2017. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

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

In connection with our acquisition of Raptor, we assumed contractual obligations under agreements with Tripex Pharmaceuticals, LLC, or Tripex, and PARI Pharma GmbH, or PARI, related to QUINSAIR. Under the agreement with Tripex, we are required to pursue commercially reasonable efforts to initiate, and subsequently to complete, an additional clinical trial of QUINSAIR in a non-cystic fibrosis patient population within a specified period of time and an obligation to progress toward submitting an NDA for approval of QUINSAIR in the United States for use in all or part of the cystic fibrosis patient population. These obligations are subject to certain exceptions due to, for example, manufacturing delays not under our control, or delays caused by the FDA. If we fail to properly exercise such efforts to initiate and complete an appropriate clinical trial, or fail to submit an NDA for U.S. approval in the cystic fibrosis patient population, during the time periods specified in the agreement, we may be subject to various claims by Tripex and parties affiliated with Tripex. In addition, if we do not spend a minimum amount on QUINSAIR development in each of the three years following our acquisition of Raptor, we may also be obligated to pre-pay a milestone payment related to initiating a clinical trial for QUINSAIR in a non-cystic fibrosis indication. Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States and to spend a specified minimum amount per year on development activities in the United States until submission of the NDA for QUINSAIR in the United States. If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States or could be terminated. We are also subject to contractual obligations under an amended and restated license agreement with the Regents of the University of California, San Diego, or UCSD, with respect to PROCYSBI, including obligations to consider engaging in the development of PROCYSBI for the treatment of non-alcoholic steatohepatitis, or NASH, and related diligence obligations if we undertake such development.  Under the amended and restated license agreement with USCD, we also are subject to diligence obligations to identify a third party to undertake development of PROCYSBI for the treatment of Huntington’s disease. To the extent that we fail to perform the diligence obligations under the agreement, UCSD may, with respect to such indication, terminate the license or otherwise cause the license to become non-exclusive. If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications.

We face significant competition in seeking appropriate strategic transaction opportunities and the negotiation process for any strategic transaction can be time-consuming and complex. In addition, we may not be successful in our efforts to engage in certain strategic transactions because our financial resources may be insufficient and/or third parties may not view our commercial and development capabilities as being adequate. We may not be able to expand our business or realize our strategic goals if we do not have sufficient funding or cannot borrow or raise additional capital. There is no assurance that following any of our recent acquisition transactions or any other strategic transaction, we will achieve the anticipated revenues, net income or other benefits that we believe justify such transactions. In addition, any failures or delays in entering into strategic transactions anticipated by analysts or the investment community could seriously harm our consolidated business, financial condition, results of operations or cash flow.

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

The IRS may not agree with our conclusion that our parent company should be treated as a foreign corporation for U.S. federal income tax purposes following the combination of the businesses of Horizon Pharma, Inc., or HPI, and Vidara.*

Although our parent company is incorporated in Ireland, the IRS may assert that it should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code. A corporation is generally considered a tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Because our parent company is an Irish incorporated entity, it would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception pursuant to which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes.

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

In July 2015, the International Tax Bipartisan Tax Working Group of the United States Senate Committee on Finance, or the Finance Committee, issued its report on international tax reform. The Finance Committee’s co-chairs concluded that it will be necessary to limit earnings stripping by foreign multinationals through interest deductions on inter-company debt in order to eliminate a competitive advantage that foreign multinationals would otherwise have over domestic multinational companies. The status of the recommendations from the International Tax Bipartisan Tax Working Group, including regulations aimed at curbing earnings stripping, as well as the status of United States tax reform in general, is subject to significant uncertainty as President Trump and both houses of Congress are considering several material tax reform proposals. These proposals include, among other items, a significant reduction to the U.S. corporate tax rate and a possible “border adjustment tax” that would effectively increase the economic cost of imports. Consideration of various tax reform proposals continues to evolve. In July 2017,  the Speaker of the House, Majority Leader of the Senate, Chairmen of the House of Representatives Committee on Ways and Means, Finance Committee, Secretary of the Treasury and Director of the National Economic Council issued a joint statement setting aside the idea of a border adjustment tax and called for tax reform legislation that “reduces tax rates as much as possible, allows unprecedented capital expensing, places a priority on permanence, and creates a system that encourages American companies to bring back jobs and profits trapped overseas”. At this point in time it is not possible to determine all of the possible consequences to us of the various tax reform proposals that are under consideration. However, any tax reform could significantly impact our U.S. and worldwide tax liabilities.

In addition, the Organization for Economic Co-operation and Development released its Base Erosion and Profit Shifting project final report on October 5, 2015. This report provides the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on inter-company debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction). Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions. On June 7, 2017, several countries, including many countries that we operate and have subsidiaries in, participated in the signing ceremony adopting the Organization for Economic Cooperation and Development’s Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting, commonly referred to as the MLI. The MLI is intended to provide countries with a tool through which they can amend their income tax treaties. Although not yet effective, the MLI may modify thousands of tax treaties making it more difficult for us to obtain advantageous tax-treaty benefits. As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than it is currently taxed, which may substantially increase our effective tax rate.

The U.S. federal government has called for substantial changes to U.S. tax policy and laws and President Trump has released an outline of a proposed tax plan which would significantly alter the U.S. tax code if enacted. We do not currently have sufficient information that would allow us to predict what U.S. tax reform, if any, may be enacted in the future or what impact any such changes would have on our business. Changes to U.S. tax laws could significantly impact our business, financial condition, results of operations, or cash flows.

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

We are, with respect to our current medicines, and will be, with respect to any other medicine or medicine candidate for which we obtain FDA or EMA approval or which we acquire, subject to ongoing FDA or the EMA obligations and continued regulatory review, which may result in significant additional expense. Additionally, any other medicine candidate, if approved by the FDA or the EMA, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines.*

Any regulatory approvals that we obtain for our medicine candidates may also be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the medicine candidate. In addition, with respect to our current FDA-approved medicines (and with respect to our medicine candidates, if approved), the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the medicine are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, GCPs, international conference on harmonization regulations, or ICH regulations, and GLPs, which are regulations and guidelines enforced by the FDA for all of our medicines in clinical development, for any clinical trials that we conduct post-approval. With respect to RAVICTI, the FDA imposed several post-marketing requirements and a post-marketing commitment, which include remaining obligations to conduct studies in UCD patients during the first two months of life and from two months to two years of age, including a study of the pharmacokinetics in both age groups, and a randomized study to determine the safety and efficacy in UCD patients who are treatment naïve to phenylbutyrate treatment. Although we are committed to carrying out these commitments, there are challenges in conducting studies in pediatric patients including availability of study sites, patients, and obtaining parental informed consent. In May 2017, the FDA approved our supplemental new drug application, or sNDA, for RAVICTI to expand the age range for chronic management of UCDs from two years of age and older to two months of age and older. Subject to positive data from on-going studies, we have targeted an sNDA submission in the first quarter of 2018 in relation to UCD patients during the first two months of life. In connection with our acquisition of Crealta Holdings LLC, or Crealta, in January 2016, we assumed responsibility for an observational study related to KRYSTEXXA, which requirement was fulfilled in May 2017. We are in the process of closing out the study and drafting the final report.

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

Outside of the United States, the success of our medicines, including BUPHENYL, LODOTRA, PROCYSBI, QUINSAIR, RAVICTI and IMUKIN, will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. The majority of LODOTRA sales are in Germany and Italy where reimbursement has been approved. BUPHENYL is marketed in select countries throughout Europe, the Middle East and the Asia-Pacific region. We launched RAVICTI in Canada in November 2016 and we expect to begin commercializing RAVICTI in Europe in 2017 through an exclusive distribution agreement with SOBI. QUINSAIR was recently launched in Canada and we plan to launch PROCYSBI in Canada in the fourth quarter of 2017. We cannot be certain that existing reimbursement in such countries will be maintained or that we will be able to secure reimbursement in additional countries. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our medicines on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the medicine or as volumes increase. Many countries in the EU have increased the amount of discounts required on medicines, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. As a result of these pricing practices, it may become difficult to achieve or sustain profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality. For example, the ACA increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. On January 30, 2017, the White House Office of Management and Budget withdrew the draft August 2015 Omnibus Guidance document that was issued by the Department of Health and Human Services Health Resources and Services Administration, or HRSA, that addressed a broad range of topics including, among other items, the definition of a patient’s eligibility for 340B drug pricing. However, as concerns continue to grow over the need for tighter oversight, there remains the possibility that HRSA or other agency under the Department of Health and Human Services, or HHS, will propose a similar regulation or that Congress will explore changes to the program through legislation. For example, the Centers for Medicare & Medicaid Services has issued a proposed rule that would revise the Medicare hospital outpatient prospective payment system, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients. In addition, HHS has currently set October 1, 2017 for implementation of the final rule setting forth the calculation of the ceiling price and application of civil monetary penalties under the 340B program. A material portion of KRYSEXXA prescriptions are written by healthcare providers that are eligible for 340B drug pricing and therefore any reduction in 340B pricing, whether in the form of the final rule or otherwise, or an expansion of healthcare providers eligible for 340B drug pricing, would likely have a negative impact on our net sales from KRYSTEXXA.

There may be additional pressure by payers, healthcare providers, federal regulators and Congress, to use generic drugs that contain the active ingredients found in our medicines or any other medicine candidates that we may develop or acquire. If we fail to successfully secure and maintain coverage and adequate reimbursement for our medicines or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our medicines and expected revenue and profitability which would have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In January 2017, the United States House of Representatives and Senate passed legislation, the concurrent budget resolution for fiscal year 2017, which initiates actions that would repeal certain aspects of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA, to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In May 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, will amend and repeal significant portions of the ACA. However, the U.S. Senate is unlikely to adopt the American Health Care Act as passed by the U.S. House of Representatives. The U.S. Senate considered but did not adopt other legislation to amend and/or replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, drug pricing by pharmaceutical companies has recently come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies. Moreover, President Trump has discussed the need for federal legislation, regulation or Executive Order to regulate the prices of medicines. The majority of our medicines are purchased by private payers, and much of the focus of pending legislation is on government program reimbursement. However, we cannot know what form any such action may take, the likelihood it would be executed, enacted, effectuated or implemented or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

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

Risks Related to our Financial Position and Capital Requirements

In the past we have incurred significant operating losses.*

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara, Hyperion, Crealta and Raptor. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses in the past. We had an operating loss of $291.1 million for the six months ended June 30, 2017, an operating loss of $147.2 million for the year ended December 31, 2016, operating income of $55.4 million for the year ended December 31, 2015 and an operating loss of $8.5 million for the year ended December 31, 2014. We had a net loss of $300.1 million for the six months ended June 30, 2017, a net loss of $166.8 million for the year ended December 31, 2016, net income of $39.5 million for the year ended December 31, 2015 and a net loss of $263.6 million for the year ended December 31, 2014. As of June 30, 2017, we had an accumulated deficit of $1,141.9 million. Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting. Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. While we anticipate that we will generate operating profits in the future, whether we can sustain this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of June 30, 2017, we had $1,892.3 million book value, or $2,022.9 million principal amount, of indebtedness, including $847.9 million in secured indebtedness. In March 2017, we borrowed $850.0 million in principal amount of secured loans pursuant to our credit agreement. In connection with the acquisition of Hyperion, we issued $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in April 2015. In connection with the acquisition of Raptor, we issued $300.0 million aggregate principal amount of 8.75% Senior Notes due 2024, or the 2024 Senior Notes, in October 2016. In March 2015, we issued $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes. Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

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

Our ability to use net operating loss carryforwards and certain other tax attributes to offset U.S. income taxes may be limited.*

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three-year period), the corporation’s ability to use pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change income may be limited. We continue to carry forward our annual limitation resulting from an ownership change date of August 2, 2012. The limitation on pre-change net operating losses incurred prior to the August 2, 2012 change date is approximately $14.7 million for 2017 and $7.7 million for 2018 through 2028. During the third quarter of 2016, we also recognized additional net operating losses and federal and state tax credits as a result of our acquisition of Raptor on October 25, 2016 in the amount of approximately $97.3 million of federal net operating losses, state operating losses of approximately $177.5 million and approximately $22.4 million of federal and state tax credits. We continue to carry forward the annual limitation related to Hyperion of $50 million resulting from the last ownership change date in 2014. In addition, in the second quarter of 2017, we recognized $37.4 million of federal net operating losses, $43.2 million of state net operating losses and $5.8 million of federal tax credits following our acquisition of River Vision Development Corp. These acquired federal net operating losses and credits are subject to an annual limitation of $8.1 million for the 2017 year and $12.5 million from 2018 through 2021. The net operating loss carryforward limitation is cumulative such that any use of the carryforwards below the limitations in one year will result in a corresponding increase in the limitations for the subsequent tax year.

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

The U.K.’s referendum to leave the EU or “Brexit,” has and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision, however, remains uncertain. A process of negotiation will determine the future terms of the U.K.’s relationship with the EU. During this period of negotiation, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as regulatory and political uncertainty. The tax consequences of the U.K.’s withdrawal from the EU are uncertain as well. Brexit may also have a detrimental effect on our customers, distributors and suppliers, which would, in turn, adversely affect our revenues and financial condition.

At June 30, 2017, we had $554.3 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2017, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Our failure to comply with any of the covenants could result in a default under the credit agreement or the indentures governing the 2024 Senior Notes or the 2023 Senior Notes, which could permit the administrative agent or the trustee, as applicable, or permit the lenders or the holders of the 2024 Senior Notes or the 2023 Senior Notes to cause the administrative agent or the trustee, as applicable, to declare all or part of any outstanding senior secured term loans, the 2023 Senior Notes or the 2024 Senior Notes to be immediately due and payable or to exercise any remedies provided to the administrative agent or the trustee, including, in the case of the credit agreement proceeding against the collateral granted to secure our obligations under the credit agreement. An event of default under the credit agreement or the indentures governing the 2024 Senior Notes or the 2023 Senior Notes could also lead to an event of default under the terms of the other agreements and the indenture governing our Exchangeable Senior Notes. Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.

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

On January 12, 2017, a six-day bench trial commenced against defendants Dr. Reddy’s and Mylan before Honorable Judge Mary Cooper in the District of New Jersey for Case I. The patents at issue in this trial included two Orange Book listed patents:  U.S. Patent Nos. 6,926,907 and 8,557,285. Defendant Lupin formerly entered into a stay pending the entry of judgment in Case I. On June 26, 2017, the court issued its opinion upholding the validity of the ‘285 and ‘907 patents and finding that Dr. Reddy’s, Mylan’s, and Lupin’s proposed generic naproxen/esomeprazole magnesium products would all infringe at least one of the two patents.  The court entered the final judgment on July 21, 2017. Any notice of appeal is due by August 21, 2017.

On January 19, 2017, the court entered a scheduling order for Case II and Case III, which was subsequently updated. The court’s scheduling order requires, inter alia, filing and serving of the opening claim construction submissions by May 26, 2017. The court has not issued a claim construction order in Case II. A trial date for Cases II and III has not yet been set. On December 20, 2016, Mylan filed a motion to dismiss the Company’s first amended complaint for patent infringement in Case III. On April 28, 2017, Dr. Reddy’s filed a motion to dismiss for lack of jurisdiction in Case III, and we are awaiting final ruling.

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

On August 17, 2016, the district court issued a Markman opinion holding certain of the asserted claims of U.S. Patents 8,252,838, 8,563,613, 9,066,913 and 9,101,591 invalid as indefinite.  On August 30, 2016, we filed a motion for reconsideration of the court’s August 17, 2016, opinion.  On January 6, 2017, the court denied our motion for reconsideration.  On March 16, 2017, the court granted Actavis’ motion for summary judgment of non-infringement of the asserted claims of U.S. Patents 8,546,450, 8,217,078 and 9,132,110.  In view of the Markman and summary judgment decisions, a bench trial was held on March 21-30, 2017, regarding claim 12 of U.S. Patent 9,066,913.  On May 14, 2017, the court issued its opinion upholding the validity of claim 12 of the ‘913 patent, which Actavis had previously admitted its proposed generic diclofenac sodium topical solution product would infringe.  Actavis filed its Notice of Appeal on June 16, 2017.  We filed our Notice of Appeal of the district court’s rulings on certain claims of the ‘450, ‘078, ‘838, ‘613, ‘591 ‘304, ‘305, ‘784, ‘913, and ‘110 patents on June 9, 2017.

On October 27, 2015, we filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patents 9,168,304 and 9,168,305. On February 5, 2016, we filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,220,784. All three patents, U.S. Patent Nos. 9,168,304, 9,168,305, and 9,220,784, are listed in the Orange Book and have claims that cover PENNSAID 2%.  All claims from U.S. Patents 9,168,304, 9,168,305 and 9,220,784 asserted against Actavis were held invalid as indefinite by way of the court’s August 17, 2016, Markman opinion and the court’s January 6, 2017, order denying our motion for reconsideration.  The court’s rulings are currently on appeal to the Federal Circuit.

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

On October 27, 2015, we filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patents 9,168,304 and 9,168,305.  On February 5, 2016, we filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patent 9,220,784. On August 18, 2016, we filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of U.S. Patents 9,339,551, 9,339,552, 9,370,501 and 9,375,412. All seven patents, U.S. Patents 9,168,304, 9,168,305, 9,220,784, 9,339,551, 9,339,552, 9,370,501 and 9,375,412, are listed in the Orange Book and have claims that cover PENNSAID 2%.  All of the infringement actions brought against Lupin remain pending, with certain claims of the ’809, ’913, ’450, ’110, ’551, ’552, ’412 and ’501 patents being asserted.  The decisions reached by the court in the related Actavis actions regarding the ’809, ’450, ’110, ’551, ’552, ’412 and ’501 patents as described above, are expected to apply to the same claims asserted against Lupin in these actions.  The court has not yet set a trial date for the Lupin actions.

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

On April 29, 2015, Par Pharmaceutical filed Petitions for IPR of U.S. Patent 8,404,215 and U.S. Patent 8,642,012, two of the patents involved in the above mentioned RAVICTI cases. On November 4, 2015, the PTAB issued decisions instituting such IPRs and on December 14, 2015, the District Court Judge Roy Payne issued a stay pending a final written decision from the PTAB with respect to such IPRs. On September 29, 2016, the PTAB found all of the claims in U.S. Patent 8,404,215 to be unpatentable. We did not appeal the PTAB’s final written decision with respect to U.S. Patent 8,404,215.  On November 3, 2016, the PTAB issued a final written decision holding all of the claims of U.S. Patent 8,642,012 patentable.  On December 29, 2016, Par filed a notice of appeal with the Federal Circuit to appeal the final written decision of the PTAB concerning the patentability of U.S. Patent 8,642,012. Par’s opening brief is due on October 16, 2017.

On April 1, 2016, Lupin filed a Petition for IPR of U.S. Patent 9,095,559, a patent currently at issue in the Lupin RAVICTI case. On September 30, 2016, the PTAB issued a decision instituting the IPR. The PTAB must issue a final written decision on the IPR no later than September 30, 2017.  On March 27, 2017, Lupin filed a Petition to request an IPR of the ‘278 patent and a Petition to request an IPR of the ‘966 patent. We filed our response on the ‘966 patent on July 6, 2017. Our preliminary patent owner response for the ‘278 patent was filed on July 24, 2017.

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

In addition, we are subject to contractual obligations under our agreements with Tripex and PARI related to QUINSAIR. Under the agreement with Tripex, we are required to pursue commercially reasonable efforts to initiate, and subsequently to complete, an additional clinical trial of QUINSAIR in a non-cystic fibrosis patient population within a specified period of time and an obligation to progress toward submitting an NDA for approval of QUINSAIR in the United States for use in all or part of the cystic fibrosis patient population. These obligations are subject to certain exceptions due to, for example, manufacturing delays not under our control, or delays caused by the FDA. If we fail to properly exercise such efforts to initiate and complete an appropriate clinical trial, or fail to submit an NDA for U.S. approval in the cystic fibrosis patient population, during the time periods specified in the agreement, we may be subject to various claims by Tripex and parties affiliated with Tripex. In addition, if we do not spend a minimum amount on QUINSAIR development in each of the three years following our acquisition of Raptor, we may also be obligated to pre-pay a milestone payment related to initiating a clinical trial for QUINSAIR in a non-cystic fibrosis indication. Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States and to spend a specified minimum amount per year on development activities in the United States until submission of the NDA for QUINSAIR in the United States. If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States or could be terminated. We are also subject to contractual obligations under our amended and restated license agreement with UCSD, with respect to PROCYSBI, including obligations to consider engaging in the development of PROCYSBI for the treatment of NASH and related diligence obligations if we undertake such development. Under the amended and restated license agreement with USCD, we also are subject to diligence obligations to identify a third party to undertake development of PROCYSBI for the treatment of Huntington’s disease. To the extent that we fail to perform the diligence obligations under the agreement, UCSD may, with respect to such indication, terminate the license or otherwise cause the license to become non-exclusive. If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

We completed the following issuances of unregistered securities during the three months ended June 30, 2017:

•

In June 2017, we issued an aggregate of 2,500 ordinary shares to Baraboo Growth upon the cash exercise of warrants and we received proceeds of $11,425 representing the aggregate exercise price of such warrants.

(b) Use of Proceeds

•	None

(c) Issuer Purchases of Equity Securities

The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three month period ended June 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 – April 30, 2017	—	$—	—	16,000,000
May 1 – May 31, 2017	100,000	9.93	100,000	15,900,000
June 1 – June 30, 2017	—	—	—	15,900,000
Total	100,000	$9.93	100,000	15,900,000

(1)	Average price paid per ordinary share includes brokerage commissions.
(2)

The ordinary shares reported in the table above were purchased pursuant to our publicly announced share repurchase program. In May 2016, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to 5,000,000 of our ordinary shares. In May 2017, our board of directors reauthorized a share repurchase program pursuant to which we may repurchase up to 16,000,000 of our ordinary shares.

(3)

The share amount shown represents as of the end of each period, the number of ordinary shares that may yet be purchased under our publicly announced share repurchase program. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, our cash resources, restrictions under our credit agreement and market conditions.

ITEM 6. EXHIBITS

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON PHARMA PLC

Date: August 7, 2017	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2017	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(1)

Transaction Agreement and Plan of Merger, dated March 18, 2014, by and among Horizon Pharma, Inc., Vidara Therapeutics Holdings LLC, Vidara Therapeutics International Ltd. (now known as Horizon Pharma Public Limited Company), Hamilton Holdings (USA), Inc. and Hamilton Merger Sub, Inc.†

2.2(2)	First Amendment to Transaction Agreement and Plan of Merger, dated June 12, 2014, by and between Horizon Pharma, Inc. and Vidara Therapeutics Holdings LLC.

2.3(3)	Agreement and Plan of Merger, dated March 29, 2015, by and among Horizon Pharma, Inc., Ghrian Acquisition Inc. and Hyperion Therapeutics, Inc.†

2.4(4) ***	Agreement and Plan of Merger, dated December 10, 2015, by and among Horizon Pharma USA, Inc., HZNP Limited, Criostail LLC, Crealta Holdings LLC and the other parties thereto.††

2.5(5)	Agreement and Plan of Merger, dated September 12, 2016, by and among Horizon Pharma Public Limited Company, Misneach Corporation and Raptor Pharmaceutical Corp.†

3.1(6)	Memorandum and Articles of Association of Horizon Pharma Public Limited Company, as amended.

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

10.2(14)	Transition services letter agreement, dated April 21, 2017, between Horizon Pharma plc and David Happel.

10.3*	Global Supply Agreement, dated June 30, 2017, by and between Horizon Pharma Ireland Limited and Boehringer Ingelheim Biopharmaceuticals GmbH.

10.4*	Amended and Restated License Agreement, dated May 31, 2017, by and between Horizon Orphan LLC and The Regents of the University of California.

10.5+	Executive Employment Agreement, effective as of February 1, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Vikram Karnani.

10.6+	Second Amendment to Amended and Restated Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Jeffrey W. Sherman, M.D.

10.7+	First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Paul W. Hoelscher.

10.8+	First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Barry Moze.

Exhibit Number	Description of Document

10.9+	First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Brian Beeler.

10.10+	First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and David A. Happel.

10.11+	First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and George P. Hampton.

10.12+	First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Robert F. Carey.

10.13+	Second Amendment to Amended and Restated Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Timothy P. Walbert.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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