Form 10-Q/A
period 2017-06-30
Horizon Pharma plc
filed 2017-09-28
CIK 1492426

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

EXPLANATORY NOTE

Horizon Pharma Public Limited Company (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2017 (the “10-Q”). This Amendment is being filed solely to re-file revised redacted versions of Exhibits 10.3 and 10.4 to the 10-Q (the “Exhibits”) to reflect changes to the Company’s confidential treatment request with respect to certain portions of the Exhibits, and in connection therewith, to amend and restate Part II, Item 6 of the 10-Q and to delete in its entirety the Index to Exhibits following the signature page in the 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-Q and the Company’s other filings with the SEC.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

2.1(1)	Transaction Agreement and Plan of Merger, dated March 18, 2014, by and among Horizon Pharma, Inc., Vidara Therapeutics Holdings LLC, Vidara Therapeutics International Ltd. (now known as Horizon Pharma Public Limited Company), Hamilton Holdings (USA), Inc. and Hamilton Merger Sub, Inc.†

2.2(2)	First Amendment to Transaction Agreement and Plan of Merger, dated June 12, 2014, by and between Horizon Pharma, Inc. and Vidara Therapeutics Holdings LLC.

2.3(3)	Agreement and Plan of Merger, dated March 29, 2015, by and among Horizon Pharma, Inc., Ghrian Acquisition Inc. and Hyperion Therapeutics, Inc. †

2.4(4)***	Agreement and Plan of Merger, dated December 10, 2015, by and among Horizon Pharma USA, Inc., HZNP Limited, Criostail LLC, Crealta Holdings LLC and the other parties thereto.††

2.5(5)	Agreement and Plan of Merger, dated September 12, 2016, by and among Horizon Pharma Public Limited Company, Misneach Corporation and Raptor Pharmaceutical Corp.†

3.1(6)	Memorandum and Articles of Association of Horizon Pharma Public Limited Company, as amended.

4.1(7)**	Form of Warrant issued by Horizon Pharma, Inc. pursuant to the Securities Purchase Agreement, dated February 28, 2012, by and among Horizon Pharma, Inc. and the Purchasers and Warrant Holders listed therein.

4.2(8)**	Form of Warrant issued by Horizon Pharma, Inc. in Public Offering of Units.

4.3(9)	Indenture, dated March 13, 2015, by and among Horizon Pharma Public Limited Company, Horizon Pharma Investment Limited and U.S. Bank National Association.

4.4(9)	Form of 2.50% Exchangeable Senior Note due 2022 (included in Exhibit 4.3).

4.5(10)	Indenture, dated April 29, 2015, by and between Horizon Pharma Financing Inc. and U.S. Bank National Association.

4.6(10)	Form of 6.625% Senior Note due 2023 (included in Exhibit 4.5).

4.7(11)	First Supplemental Indenture, dated May 7, 2015, by and among Horizon Pharma Public Limited Company, certain subsidiaries of Horizon Pharma Public Limited Company and U.S. Bank National Association.

4.8(12)	Indenture, dated October 25, 2016, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and U.S. Bank National Association, as trustee.

4.9(12)	Form of 8.75% Senior Note due 2024 (included in Exhibit 4.8).

10.1(13)	Amendment No. 2, dated March 29, 2017, to Credit Agreement, dated May 7, 2015 (as amended by Amendment No. 1, dated October 25, 2016), by and among Horizon Pharma, Inc., as Borrower, Horizon Pharma USA, Inc., as an Additional Borrower, Horizon Pharma Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.

10.2(14)	Transition services letter agreement, dated April 21, 2017, between Horizon Pharma plc and David Happel.

10.3*	Global Supply Agreement, dated June 30, 2017, by and between Horizon Pharma Ireland Limited and Boehringer Ingelheim Biopharmaceuticals GmbH.

10.4*	Amended and Restated License Agreement, dated May 31, 2017, by and between Horizon Orphan LLC and The Regents of the University of California.

10.5(15)+	Executive Employment Agreement, effective as of February 1, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Vikram Karnani.

10.6(15)+	Second Amendment to Amended and Restated Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Jeffrey W. Sherman, M.D.

10.7(15)+	First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Paul W. Hoelscher.

10.8(15)+	First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Barry Moze.

10.9(15)+	First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Brian Beeler.

10.10(15)+	First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and David A. Happel.

10.11(15)+	First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and George P. Hampton.

10.12(15)+	First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Robert F. Carey.

10.13(15)+	Second Amendment to Amended and Restated Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Timothy P. Walbert.

31.1(15)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2(15)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1(15)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2(15)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS(15)	XBRL Instance Document

101.SCH(15)	XBRL Taxonomy Extension Schema Document

101.CAL(15)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(15)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(15)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(15)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Horizon Pharma Public Limited Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
††	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Horizon Pharma Public Limited Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, that Horizon Pharma Public Limited Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule so furnished.
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Indicates an instrument, agreement or compensatory arrangement or plan assumed by Horizon Pharma Public Limited Company in the merger transaction with Vidara Therapeutics International Public Limited Company and no longer binding on Horizon Pharma, Inc.
***	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 20, 2014.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014.
(3)	Incorporated by reference to Horizon Pharma Public Limited Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed on April 9, 2015.
(4)	Incorporated by reference to Horizon Pharma Public Limited Company’s Amendment No. 1 to Annual Report on Form 10-K/A, filed on May 26, 2017.
(5)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on September 12, 2016.

(6)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 4, 2017.
(7)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 1, 2012.
(8)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on September 20, 2012.
(9)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on March 13, 2015.
(10)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on April 29, 2015.
(11)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 11, 2015.
(12)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on October 25, 2016.
(13)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on March 30, 2017.
(14)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on April 21, 2017.
(15)	Incorporated by reference to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON PHARMA PLC

Date: September 28, 2017	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: September 28, 2017	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)