Form 10-Q
period 2017-09-30
Horizon Pharma plc
filed 2017-11-06
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of October 27, 2017: 163,885,803.

HORIZON PHARMA PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of	As of
	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$624,960	$509,055
Restricted cash	6,530	7,095
Accounts receivable, net	390,683	305,725
Inventories, net	86,527	174,788
Prepaid expenses and other current assets	52,925	49,619
Total current assets	1,161,625	1,046,282
Property and equipment, net	21,700	23,484
Developed technology, net	2,512,412	2,767,184
Other intangible assets, net	5,643	6,251
Goodwill	426,441	445,579
Deferred tax assets, net	5,399	911
Other assets	36,234	2,368
Total assets	$4,169,454	$4,292,059
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt—current portion	$8,500	$7,750
Accounts payable	32,825	52,479
Accrued expenses	162,701	182,765
Accrued trade discounts and rebates	435,714	297,556
Accrued royalties—current portion	62,273	61,981
Deferred revenues—current portion	5,938	3,321
Total current liabilities	707,951	605,852
LONG-TERM LIABILITIES:
Exchangeable notes, net	310,130	298,002
Long-term debt, net, net of current	1,578,947	1,501,741
Accrued royalties, net of current	268,672	272,293
Deferred revenues, net of current	9,842	7,763
Deferred tax liabilities, net	226,113	296,568
Other long-term liabilities	67,976	46,061
Total long-term liabilities	2,461,680	2,422,428
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 300,000,000 shares authorized; 164,242,005 and 162,004,956 shares issued at September 30, 2017 and December 31, 2016, respectively, and 163,857,639 and 161,620,590 shares outstanding at September 30, 2017 and December 31, 2016, respectively	16	16
Treasury stock, 384,366 ordinary shares at September 30, 2017 and December 31, 2016	(4,585)	(4,585)
Additional paid-in capital	2,212,613	2,119,455
Accumulated other comprehensive loss	(2,341)	(3,086)
Accumulated deficit	(1,205,880)	(848,021)
Total shareholders’ equity	999,823	1,263,779
Total liabilities and shareholders' equity	$4,169,454	$4,292,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$271,646	$208,702	$782,012	$670,770
Cost of goods sold	125,517	85,161	394,783	243,520
Gross profit	146,129	123,541	387,229	427,250
OPERATING EXPENSES:
Research and development	17,928	12,814	194,090	36,746
Selling, general and administrative	153,952	132,049	509,940	407,563
Total operating expenses	171,880	144,863	704,030	444,309
Operating loss	(25,751)	(21,322)	(316,801)	(17,059)
OTHER EXPENSE, NET:
Interest expense, net	(31,706)	(19,066)	(95,297)	(57,752)
Foreign exchange gain (loss)	275	(108)	167	(266)
Gain on divestiture	112	—	5,968	—
Loss on debt extinguishment	—	—	(533)	—
Other income, net	280	6,879	280	6,839
Total other expense, net	(31,039)	(12,295)	(89,415)	(51,179)
Loss before expense (benefit) for income taxes	(56,790)	(33,617)	(406,216)	(68,238)
Expense (benefit) for income taxes	7,181	(27,747)	(42,138)	(31,946)
Net loss	$(63,971)	$(5,870)	$(364,078)	$(36,292)
Net loss per ordinary share—basic and diluted	$(0.39)	$(0.04)	$(2.24)	$(0.23)
Weighted average shares outstanding—basic and diluted	163,447,208	161,038,827	162,810,551	160,472,530
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(209)	(110)	745	(196)
Other comprehensive (loss) income	(209)	(110)	745	(196)
Comprehensive loss	$(64,180)	$(5,980)	$(363,333)	$(36,488)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(364,078)	$(36,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	213,155	154,465
Equity-settled share-based compensation	91,391	84,011
Royalty accretion	38,415	28,762
Royalty liability remeasurement	(2,944)	—
Acquired in-process research and development expense	148,769	—
Impairment of non-current asset	22,270	—
Loss on debt extinguishment	388	—
Payments related to term loan refinancing	(3,940)	—
Amortization of debt discount and deferred financing costs	15,863	13,469
Gain on divestiture	(2,635)	—
Deferred income taxes	(62,989)	(35,158)
Foreign exchange and other adjustments	(1,521)	268
Changes in operating assets and liabilities:
Accounts receivable	(85,161)	(142,448)
Inventories	83,482	23,842
Prepaid expenses and other current assets	(4,435)	(20,838)
Accounts payable	(18,414)	49,695
Accrued trade discounts and rebates	139,461	83,009
Accrued expenses and accrued royalties	(59,293)	29,582
Deferred revenues	3,770	(443)
Other non-current assets and liabilities	(14,559)	(1,653)
Net cash provided by operating activities	136,995	230,271
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(168,818)	(520,405)
Proceeds from divestiture, net of cash divested	69,072	—
Change in restricted cash	568	(3,411)
Purchases of property and equipment	(4,031)	(14,616)
Net cash used in investing activities	(103,209)	(538,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from term loans	847,768	—
Repayment of term loans	(770,790)	(3,000)
Proceeds from the issuance of ordinary shares in connection with warrant exercises	1,789	—
Proceeds from the issuance of ordinary shares through an employee stock purchase plan	3,856	3,235
Proceeds from the issuance of ordinary shares in connection with stock option exercises	1,762	3,384
Payment of employee withholding taxes related to share-based awards	(5,640)	(5,309)
Repurchase of ordinary shares	(992)	—
Net cash provided by (used in) financing activities	77,753	(1,690)
Effect of foreign exchange rate changes on cash and cash equivalents	4,366	(462)
Net increase (decrease) in cash and cash equivalents	115,905	(310,313)
Cash and cash equivalents, beginning of the period	509,055	859,616
Cash and cash equivalents, end of the period	$624,960	$549,303

	For the Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$74,378	$39,542
Net cash payments for income taxes	2,054	18,538
Cash paid for debt extinguishment	145	—
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued expenses	45	1,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

On June 23, 2017, the Company sold its European subsidiary that owned the marketing rights to PROCYSBI® (cysteamine bitartrate) delayed-release capsules and QUINSAIR™ (levofloxacin inhalation solution) in Europe, the Middle East and Africa (“EMEA”) regions (the “Chiesi divestiture”) to Chiesi Farmaceutici S.p.A. (“Chiesi”) for an upfront payment of $72.2 million, which reflects $3.1 million of cash divested, and subject to other customary purchase price adjustments for working capital, with additional potential milestone payments based on sales thresholds.

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

Beginning in the first quarter of 2017, the Company modified its presentation of certain operating expenses. Previously, the Company presented “general and administrative” expenses as one line item in its condensed consolidated statement of comprehensive loss, and “selling and marketing” expenses as another. For current-period presentation and prior-period comparisons, the Company now combines these two line items into one line item, titled “selling, general and administrative” expenses.

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

Recent Accounting Pronouncements

From time to time, the Company adopts new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies.

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

Effective January 1, 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”). The update requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through earnings as a component of income tax expense. Previously, these differences were generally recorded in additional paid-in capital and thus had no impact on net income. The change in treatment of excess tax benefits and tax deficiencies also impacts the computation of diluted earnings per share, and the cash flows associated with those items are classified as operating activities on the condensed consolidated statements of cash flows. Additionally, ASU No. 2016-09 permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as allowed under previous standards, or recognized when they occur. As a result of the adoption, $7.2 million of excess tax benefits that had not previously been recognized, as the related tax deduction had not reduced current taxes payable, were recorded on a modified retrospective basis through a cumulative effect adjustment to its accumulated deficit as of January 1, 2017. During the three and nine months ended September 30, 2017, the Company recognized an excess tax deficiency of $0.5 million and $0.9 million, respectively. The Company elected not to change its policy on accounting for forfeitures and continues to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on the Company’s results of operations and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU No. 2017-09”). The amendment amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of ASU No. 2017-09 to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In February 2017, the FASB issued ASU No. 2017-05, (“Subtopic 610-20”), Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASU No. 2017-05”) which provides clarification regarding the scope of the asset derecognition guidance and accounting for partial sales of nonfinancial assets. The update defines an in-substance nonfinancial asset and clarifies that an entity should identify each distinct nonfinancial asset or in-substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. All businesses and nonprofit activities within the scope of Subtopic 610-20 are excluded from the amendments in this update. This guidance will be effective for annual and interim periods beginning after December 15, 2017 and is required to be applied at the same time as ASU No. 2014-09 (described below) is applied. The guidance can be applied using one of two methods: retrospectively to each prior reporting period presented or modified retrospectively with the cumulative effect of initially applying the guidance recognized against retained earnings as of the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2017-05 to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The new standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In March 2016, April 2016, December 2016 and September 2017, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers (Topic 606): Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, and ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842), respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU No. 2016-12, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards will be effective for the Company beginning in the first quarter of 2018. The Company expects to elect the modified retrospective method and expects to identify similar performance obligations under ASU No. 2014-09 as compared with deliverables and separate units of account previously identified. The Company has made substantial progress in its review of the new standard and will complete its assessment by December 31, 2017. Based on its review of current customer contracts, the Company does not expect the implementation of this guidance to have a material impact on its consolidated financial statements as the timing of revenue recognition for product sales is not expected to significantly change, which is the Company’s primary revenue stream. Certain of the Company’s contracts for sales outside the United States include contingent amounts of variable consideration that the Company was precluded from recognizing because of the requirement for amounts to be “fixed or determinable”. The company expects that the new standard will require a cumulative-effect adjustment of certain deferred revenues that were originally expected to be recognized in the future. Under the new standard, on January 1, 2018 the Company currently expects to reclassify approximately $10.0 million of deferred revenue directly to retained earnings, resulting in a decrease to the Company’s accumulated deficit.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to, have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

NOTE 2 – NET LOSS PER SHARE

The following table presents basic and diluted net loss per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted net loss per share calculation:
Net loss	$(63,971)	$(5,870)	$(364,078)	$(36,292)
Weighted average ordinary shares outstanding	163,447,208	161,038,827	162,810,551	160,472,530
Basic and diluted net loss per share	$(0.39)	$(0.04)	$(2.24)	$(0.23)

Basic net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Diluted net loss per share reflects the potential dilution beyond shares for basic net loss per share that could occur if securities or other contracts to issue ordinary shares were exercised, converted into ordinary shares, or resulted in the issuance of ordinary shares that would have shared in the Company’s earnings.

The computation of diluted net loss per share excluded 18.7 million and 18.2 million shares subject to equity awards and warrants for the three and nine months ended September 30, 2017, respectively, and 11.6 million and 14.2 million shares subject to equity awards for the three and nine months ended September 30, 2016, respectively, because their inclusion would have had an anti-dilutive effect on diluted net loss per share.

The potentially dilutive impact of the March 2015 private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) by Horizon Pharma Investment Limited (“Horizon Investment”), a wholly owned subsidiary of the Company, is determined using a method similar to the treasury stock method. Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash. Instead, the Company is required to increase the diluted net (loss) income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted net (loss) income per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s ordinary shares over the reporting period is in excess of the exchange price of the Exchangeable Senior Notes. There was no calculated spread added to the denominator for the three and nine months ended September 30, 2017 and 2016.

NOTE 3 –DIVESTITURES, ACQUISITIONS AND OTHER ARRANGEMENTS

Divestiture of PROCYSBI and QUINSAIR rights in EMEA Regions

On June 23, 2017, the Company completed the Chiesi divestiture for an upfront payment of $72.2 million, which reflects $3.1 million of cash divested, and subject to other customary purchase price adjustments for working capital, with additional potential milestone payments based on sales thresholds.

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

The gain on divestiture was determined as follows (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2017
Cash proceeds	$—	$72,163
Add reimbursement of royalties	—	27,101
Less net assets sold:
Developed technology	—	(47,261)
Goodwill	—	(16,285)
Other	—	(24,482)
Transaction and other costs	112	(5,268)
Gain on divestiture	$112	$5,968

Under the terms of its agreement with Chiesi, the Company will continue to pay third parties for the royalties on sales of PROCYSBI and QUINSAIR in EMEA, and Chiesi will reimburse the Company for those royalties. At the date of divestiture, the Company recorded an asset of $27.1 million to “other assets”, which represented the estimated amounts that are expected to be reimbursed from Chiesi for the PROCYSBI and QUINSAIR royalties. These estimated royalties are accrued in “accrued expenses” and “other long-term liabilities”.

Transaction and other costs primarily relate to professional and license fees attributable to the divestiture.

Acquisitions

Acquisition of River Vision

On May 8, 2017, the Company acquired 100% of the equity interests in River Vision for upfront cash payments totaling $151.9 million, including $6.3 million of cash acquired, and subject to other customary purchase price adjustments for working capital, potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds. Pursuant to ASC 805 (as amended by ASU No. 2017-01), the Company accounted for the River Vision acquisition as the purchase of an in-process research and development (“IPR&D”) asset and, pursuant to ASC 730, recorded the purchase price as research and development expense during the nine months ended September 30, 2017. Further, the Company recognized approximately $13.1 million of federal net operating losses, $2.8 million of state net operating losses and $5.8 million of federal tax credits. The acquired tax attributes were set up as deferred tax assets which were further netted within the net deferred tax liabilities of the U.S. group, offset by a deferred credit recorded in long-term liabilities.

Acquisition of Additional Rights to Interferon Gamma-1b

On June 30, 2017, the Company completed its acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International in all territories outside of the United States, Canada and Japan, as the Company previously held marketing rights to interferon gamma-1b in these territories. Boehringer Ingelheim International commercialized interferon gamma-1b as IMUKIN in an estimated thirty countries, primarily in Europe and the Middle East. In May 2016, the Company paid Boehringer Ingelheim International €5.0 million ($5.6 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1132) for such rights and upon closing in June 2017, the Company paid Boehringer Ingelheim International an additional €19.5 million ($22.3 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1406). The Company currently markets interferon gamma-1b as ACTIMMUNE in the United States. The €5.0 million upfront amount paid in May 2016 had initially been included in “other assets” in the Company’s condensed consolidated balance sheet. Following the discontinuation of the development of ACTIMMUNE in Friedreich’s ataxia (“FA”) in December 2016, the Company recorded an impairment charge of €5.0 million ($5.3 million when converted using a Euro-to-Dollar exchange rate at date of impairment of 1.052) to fully write off the asset in its condensed consolidated statements of comprehensive loss during the year ended December 31, 2016 as projections for future net sales of IMUKIN in these territories did not exceed the related costs. Upon closing, during the nine months ended September 30, 2017, the Company recorded the additional €19.5 million payment ($22.3 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1406) as a “selling, general and administrative” expense in its condensed consolidated statement of comprehensive loss.

Raptor Acquisition

On October 25, 2016, the Company completed its acquisition of Raptor in which the Company acquired all of the issued and outstanding shares of Raptor’s common stock for $9.00 per share. The acquisition added two medicines, PROCYSBI and QUINSAIR, to the Company’s medicine portfolio. Through the acquisition, the Company leveraged and expanded the infrastructure of its orphan disease business. Following completion of the acquisition, Raptor became a wholly owned subsidiary of the Company and converted to a limited liability company, changing its name to Horizon Pharmaceutical LLC. The Company financed the transaction through $300.0 million of aggregate principal amount of 8.75% Senior Notes due 2024 (the “2024 Senior Notes”), $375.0 million aggregate principal amount of loans pursuant to an amendment to the Company’s existing credit agreement, as described in Note 14, and cash on hand. The total consideration for the acquisition was approximately $860.8 million, including $24.9 million of cash acquired and $56.0 million paid to settle Raptor’s outstanding debt, and was composed of the following (in thousands):

Cash	$841,494
Net settlements on the exercise of stock options and restricted stock units	19,268
Total consideration	$860,762

During the three and nine months ended September 30, 2017, the Company incurred $3.1 million and $14.6 million, respectively, in Raptor acquisition-related costs including advisory, legal, accounting, severance, retention bonuses and other professional and consulting fees. During the three and nine months ended September 30, 2017, $3.0 million and $13.8 million, respectively, were accounted for as “selling, general and administrative” expenses, $0.1 million and $0.7 million, respectively, were accounted for as “research and development” expenses, and zero and $0.1 million, were accounted for as “cost of goods sold”, respectively, in the condensed consolidated statements of comprehensive loss. During the three and nine months ended September 30, 2016, the Company incurred $4.2 million in Raptor acquisition-related costs including advisory, legal and other professional and consulting costs which were accounted for as “selling, general and administrative” expenses in the condensed consolidated statements of comprehensive loss.

Pursuant to ASC 805, the Company accounted for the Raptor acquisition as a business combination using the acquisition method of accounting. Identifiable assets and liabilities of Raptor, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Significant judgment was required in determining the estimated fair values of developed technology intangible assets, inventories and certain other assets and liabilities. Such preliminary valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed are based on reasonable estimates and assumptions. The Company is currently completing its evaluation of information, assumptions and valuation methodologies it used in its preliminary fair value of the purchase price consideration. The purchase price allocation is preliminary pending final determination of the fair values of certain assets and liabilities. During the nine months ended September 30, 2017, the Company recorded measurement period adjustments related to accrued expenses, accrued trade discounts and rebates and deferred tax liabilities as a result of new information regarding facts existing at the acquisition date, which resulted in a net decrease to goodwill of $2.9 million. As of September 30, 2017, certain items related to current and deferred taxes have not been finalized and may be subject to change as additional information is received. The finalization of these matters and any additional information received that existed as of the acquisition date may result in changes to the underlying assets, liabilities and goodwill. These changes may be material. The final determination of these fair values will be completed no later than during the fourth quarter of 2017.

The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed by the Company, along with the resulting goodwill before and after the measurement period adjustment (in thousands):

(Liabilities assumed) and assets acquired:	Before	Adjustment	After
Accounts payable	$(4,572)	$—	$(4,572)
Accrued expenses	(23,773)	(240)	(24,013)
Accrued trade discounts and rebates	(6,377)	1,350	(5,027)
Deferred tax liabilities	(237,166)	1,743	(235,423)
Contingent royalty liability	(102,000)	—	(102,000)
Accrued royalties	(2,705)	—	(2,705)
Other non-current liability	(25,500)	—	(25,500)
Cash and cash equivalents	24,897	—	24,897
Restricted cash	1,350	—	1,350
Accounts receivable, net	17,767	—	17,767
Inventories	74,463	—	74,463
Prepaid expenses and other current assets	4,194	—	4,194
Property and equipment	3,373	—	3,373
Developed technology	946,000	—	946,000
Other non-current assets	1,765	—	1,765
Goodwill	189,046	(2,853)	186,193
Fair value of consideration paid	$860,762	$—	$860,762

Inventories acquired included raw materials, work-in-process and finished goods for PROCYSBI and QUINSAIR. Inventories were recorded at their preliminary estimated fair values. The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. The fair value of work-in-process has been determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing costs. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $67.0 million was recorded in connection with the acquisition. During the three and nine months ended September 30, 2017, the Company recorded inventory step-up expense of zero and $44.0 million, respectively, related to PROCYSBI and QUINSAIR, of which $3.2 million was recorded to “gain on divestiture” in the condensed consolidated statement of comprehensive loss during the nine months ended September 30, 2017.

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

The Company has assigned a preliminary fair value of $102.0 million to a contingent liability for royalties potentially payable under previously existing agreements related to PROCYSBI. The royalties for PROCYSBI are payable under the terms of an amended and restated license agreement with The Regents of the University of California, San Diego (“UCSD”). See Note 16 for details of the percentages of royalties payable under this agreement. The initial fair value of this liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rate used was the same as for the fair value of the developed technology.

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

During the three and nine months ended September 30, 2017, the Company incurred $0.1 million and $0.6 million, respectively, in Crealta acquisition-related costs including legal, retention bonuses and other professional and consulting fees, which were accounted for as “selling, general and administrative” expenses. During the three and nine months ended September 30, 2016, the Company incurred $0.4 million and $12.1 million, respectively, in Crealta acquisition-related costs including advisory, legal, accounting, valuation, severance, retention bonuses and other professional and consulting fees, of which $0.5 million and $11.5 million were accounted for as “selling, general and administrative”, respectively, a net expense reduction of $0.1 million and a net expense of $0.2 million were accounted for as “research and development”, respectively, and zero and $0.4 million were accounted for as “costs of goods sold”, respectively, in the condensed consolidated statements of comprehensive loss.

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

Inventories acquired included raw materials, work-in-process and finished goods for KRYSTEXXA and MIGERGOT. Inventories were recorded at their estimated fair values. The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling costs. The fair value of work-in-process has been determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing costs. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $144.3 million was recorded in connection with the acquisition. During the three and nine months ended September 30, 2017, the Company recorded inventory step-up expense of $21.2 million and $54.9 million, respectively, related to KRYSTEXXA.

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

The Company has assigned a fair value of $51.3 million to a contingent liability for royalties potentially payable under previously existing agreements related to KRYSTEXXA and MIGERGOT. The royalties for KRYSTEXXA are payable under the terms of a license agreement with Duke University (“Duke”) and Mountain View Pharmaceuticals (“MVP”). See Note 16 for details of the percentages of royalties payable under such agreements. The initial fair value of this liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rate used was the same as for the fair value of the developed technology.

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

Other Arrangements

Collaboration and option agreement

On November 8, 2016, the Company entered into a collaboration and option agreement with a privately held life-science entity. Under the terms of the agreement, the privately held life-science entity will conduct certain research and pre-clinical and clinical development activities. Upon execution of the agreement, the Company paid $0.1 million for the option to acquire certain assets of the privately held life-science entity for $25.0 million, which is exercisable on specified key dates. Under the collaboration and option agreement, the Company is required to pay up to $9.8 million upon the attainment of various milestones, primarily to fund clinical development costs for the medicine candidate. The Company paid $0.2 million in the fourth quarter of 2016, $0.9 million in the first quarter of 2017 and $1.5 million in the third quarter of 2017 related to milestones. The initial upfront amount paid of $0.1 million has been included in “other assets” in the Company’s condensed consolidated balance sheet as of December 31, 2016 and September 30, 2017. The aggregate $1.1 million amount paid in the fourth quarter of 2016 and the first quarter of 2017 were recorded as “research and development” expenses in the condensed consolidated statement of comprehensive loss during the year ended December 31, 2016, and the $1.5 million paid in the third quarter of 2017 was recorded as “research and development expense” during the three months ended September 30, 2017. The Company has determined that the privately held life-science entity is a variable interest entity (“VIE”) as it does not have enough equity to finance its activities without additional financial support. As the Company does not have the power to direct the activities of the VIE that most significantly affect its economic performance, it is not the primary beneficiary of, and does not consolidate the financial results of the VIE. The Company will reassess the appropriate accounting treatment for this arrangement throughout the life of the agreement and modify these accounting conclusions accordingly.

Pro Forma Information

The table below represents the condensed consolidated financial information for the Company for the nine months ended September 30, 2016 on a pro forma basis, assuming that the Crealta and Raptor acquisitions occurred as of January 1, 2016. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the Crealta and Raptor acquisitions, and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of definite-lived intangible assets, interest expense, debt discount and deferred financing costs associated with the debt in connection with the acquisitions.

Additionally, the following table sets forth financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (in thousands):

	For the Nine Months Ended September 30, 2016
	As reported	Pro forma	Pro forma
		adjustments
Net sales	$670,770	$99,571	$770,341
Net loss	(36,292)	(112,274)	(148,566)

The Company’s condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2016 include KRYSTEXXA and MIGERGOT net sales as a result of the acquisition of Crealta of $61.6 million and $3.2 million, respectively.

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

The components of inventories as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$17,412	$10,233
Work-in-process	16,230	85,022
Finished goods	52,885	79,533
Inventories, net	$86,527	$174,788

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on the Company’s gross profit, gross margin percentage and net income (loss) for all affected periods, the Company discloses balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements.

Finished goods at September 30, 2017 included $40.4 million of stepped-up KRYSTEXXA inventory. Finished goods at December 31, 2016 included $27.7 million of stepped-up KRYSTEXXA inventory. Work-in-process at December 31, 2016 included $67.6 million of stepped-up KRYSTEXXA inventory.

During the three and nine months ended September 30, 2017 the Company recorded $21.2 million and $54.9 million, respectively, of KRYSTEXXA inventory step-up expense. During the three and nine months ended September 30, 2016, the Company recorded $11.3 million and $27.9 million, respectively, of KRYSTEXXA and MIGERGOT inventory step-up expense.

The Company expects that the KRYSTEXXA inventory step-up will be fully expensed by the end of the first quarter of 2018. Following that period, the Company expects the costs of goods sold related to KRYSTEXXA to decrease significantly to levels consistent with the historical cost of goods sold of Crealta.

During the three and nine months ended September 30, 2017, the Company recorded zero and $40.8 million, respectively, of PROCYSBI and QUINSAIR inventory step-up expense. In addition, during the nine months ended September 30, 2017, the Company recorded $3.2 million of inventory step-up expense to “gain on divestiture” relating to PROCYSBI and QUINSAIR in connection with the Chiesi divestiture in June 2017. Finished goods at December 31, 2016 included $38.1 million of stepped-up PROCYSBI and QUINSAIR inventory. Work-in-process at December 31, 2016 included $5.9 million of stepped-up PROCYSBI and QUINSAIR inventory.

NOTE 5- PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Medicine samples inventory	$13,374	$10,192
Prepaid income taxes	10,559	9,155
Rabbi trust assets	5,717	3,073
Other prepaid expenses and other current assets	23,275	27,199
Prepaid expenses and other current assets	$52,925	$49,619

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Software	$14,786	$10,876
Leasehold improvements	9,397	9,184
Machinery and equipment	4,931	4,566
Computer equipment	2,260	3,069
Other	2,689	2,664
	34,063	30,359
Less accumulated depreciation	(12,458)	(8,319)
Construction in process	95	17
Software implementation in process	—	1,427
Property and equipment, net	$21,700	$23,484

The Company capitalizes development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.

Software implementation in process as of December 31, 2016 was related to new enterprise resource planning software being implemented by the Company. The software was being implemented on a phased basis starting January 2016 and depreciation was not recorded on capitalized costs relating to a phase which had not yet entered service. Once a particular phase of the project entered service, associated capitalized costs were moved from “software implementation in process” to “software” in the table above, and depreciation commenced.

Depreciation expense was $1.5 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and was $5.0 million and $3.3 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of September 30, 2017 was as follows (in thousands):

Balance at December 31, 2016	$445,579
Divestiture during the period	(16,285)
Measurement period adjustments	(2,853)
Balance at September 30, 2017	$426,441

During the nine months ended September 30, 2017, in connection with the Chiesi divestiture, the Company recorded a reduction to goodwill of $16.3 million. In addition, the Company recorded measurement period adjustments to goodwill of $2.9 million related to the Raptor acquisition during the nine months ended September 30, 2017.

During the year ended December 31, 2016, the Company recognized goodwill of $9.9 million and $189.1 million in connection with the Crealta and Raptor acquisitions, respectively.

As of September 30, 2017, there were no accumulated goodwill impairment losses. See Note 3 for further details of goodwill acquired and disposed of in business acquisitions and divestitures.

Intangible Assets

As of September 30, 2017, the Company’s intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, MIGERGOT, PENNSAID 2%, PROCYSBI, RAVICTI, RAYOS and VIMOVO in the United States, and AMMONAPS, BUPHENYL, LODOTRA and PROCYSBI outside the United States, as well as customer relationships for ACTIMMUNE.

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

During the nine months ended September 30, 2017, in connection with the Chiesi divestiture, the Company recorded a reduction in the net book value of developed technology related to PROCYSBI of $47.3 million.

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

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company does not believe there have been any circumstances or events that would indicate that the carrying value of any of its intangible assets, except for IPR&D as described above, was impaired at September 30, 2017 or December 31, 2016.

Intangible assets as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$3,115,695	$(603,283)	$2,512,412	$3,166,695	$(399,511)	$2,767,184
Customer relationships	8,100	(2,457)	5,643	8,100	(1,849)	6,251
Total intangible assets	$3,123,795	$(605,740)	$2,518,055	$3,174,795	$(401,360)	$2,773,435

Amortization expense for the three months ended September 30, 2017 and 2016 was $68.7 million and $50.8 million, respectively, and was $208.1 million and $151.2 million for the nine months ended September 2017 and 2016, respectively. As of September 30, 2017 estimated future amortization expense was as follows (in thousands):

2017 (October to December)	$68,666
2018	274,084
2019	261,092
2020	261,068
2021	253,373
Thereafter	1,399,772
Total	$2,518,055

NOTE 8 - OTHER ASSETS

          Included in other assets at September 30, 2017 is $24.8 million which represents the long-term portion of the estimated amounts that are expected to be reimbursed from Chiesi for PROCYSBI and QUINSAIR royalties.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Payroll-related expenses	$47,730	$66,417
Consulting and professional services	35,660	33,614
Accrued interest	26,496	18,938
Contingent consideration liability	20,000	—
Accrued other	32,815	31,296
Litigation settlement	—	32,500
Accrued expenses	$162,701	$182,765

Accrued payroll-related expenses at September 30, 2017 and December 31, 2016 included $2.3 million and $15.0 million, respectively, of severance and employee costs as a result of the Raptor acquisition. The Company anticipates that a significant amount of the Raptor acquisition-related cash payments will be complete by the fourth quarter of 2017.

Accrued litigation settlement at December 31, 2016 included $32.5 million in relation to a litigation settlement with Express Scripts, Inc., which was paid in two equal installments in January 2017 and April 2017.

The contingent consideration liability as of September 30, 2017 relates to an assumed contingent liability, arising from contingent payments associated with development, regulatory and commercial milestones following Raptor’s acquisition of QUINSAIR. This liability was presented in other long-term liabilities as of December 31, 2016 and was reclassified to accrued expenses as of September 30, 2017 to reflect the revised expectation that the payment would be made during the fourth quarter of 2017. The Company subsequently made this payment in November 2017.

Accrued other as of September 30, 2017 and December 31, 2016 included $8.5 million and $9.5 million, respectively, related to a loss on inventory purchase commitments. During the year ended December 31, 2016, the Company committed to purchase additional units of ACTIMMUNE from Boehringer Ingelheim RCV GmbH & Co KG (“Boehringer Ingelheim”). These additional units of ACTIMMUNE were intended to cover anticipated demand if the results of the STEADFAST study of ACTIMMUNE for the treatment of FA had been successful. Following the discontinuation of the STEADFAST program during the year ended December 31, 2016, the Company recorded a loss of $14.3 million in “cost of goods sold” in the condensed consolidated statement of comprehensive loss for firm, non-cancellable and unconditional purchase commitments for quantities in excess of the Company’s current forecasts for future demand. During the nine months ended September 30, 2017, the Company renegotiated its purchase commitments with Boehringer Ingelheim and recorded a reduction of $2.7 million to the loss on inventory purchase commitments in “cost of goods sold”. “Other long-term liabilities” as of September 30, 2017 and December 31, 2016 included $2.7 million and $4.8 million, respectively, related to this loss on inventory purchase commitments. During the year ended December 31, 2016, the Company recorded $4.0 million related to costs to be incurred to discontinue the clinical trial. Accrued other as of September 30, 2017 and December 31, 2016 included $0.2 million and $4.0 million, respectively, related to these costs. During the three and nine months ended September 30, 2017, the Company recorded a reduction of $1.5 million to “research and development” expenses reflecting lower costs to discontinue the clinical trial than previously estimated.

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued wholesaler fees and commercial rebates	$183,133	$47,460
Accrued co-pay and other patient assistance	175,991	188,504
Accrued government rebates and chargebacks	76,590	61,592
Accrued trade discounts and rebates	435,714	297,556
Invoiced wholesaler fees and commercial rebates, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	13,283	16,830
Total customer-related accruals and allowances	$448,997	$314,386

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2016 to September 30, 2017 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2016	$47,651	$205,143	$61,592	$314,386
Measurement period adjustment	—	—	(1,350)	(1,350)
Current provisions relating to sales during the nine months ended September 30, 2017	472,118	1,406,614	245,547	2,124,279
Adjustments relating to prior-year sales	5,580	(59)	(4,904)	617
Payments relating to sales during the nine months ended September 30, 2017	(288,749)	(1,230,603)	(156,118)	(1,675,470)
Payments relating to prior-year sales	(53,043)	(205,084)	(55,338)	(313,465)
Balance at September 30, 2017	$183,557	$176,011	$89,429	$448,997

NOTE 11 – ACCRUED ROYALTIES

During the nine months ended September 30, 2017, changes to the liability for royalties for medicines acquired through business combinations consisted of the following (in thousands):

Balance as of December 31, 2016	$334,274
Reclassification to other long-term liabilities	(5,233)
Remeasurement of royalty liabilities	(2,944)
Royalty payments	(33,796)
Accretion expense	38,347
Other royalty expense	297
Balance as of September 30, 2017	330,945
Accrued royalties - current portion as of September 30, 2017	62,273
Accrued royalties, net of current as of September 30, 2017	$268,672

The reclassification to other long-term liabilities in the table above relates to the reclassification of a contingent royalty liability for PROCYSBI to other long-term liabilities as a result of the Chiesi divestiture.

NOTE 12 – SEGMENT AND OTHER INFORMATION

The following table presents the amount and percentage of gross sales from customers that represented more than 10% of the Company’s gross sales included in its single operating segment, and all other customers as a group (in thousands, except percentages):

	For the Three Months Ended September 30,
	2017		2016
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$314,077	31%	$365,807	42%
Customer B	267,818	27%	212,392	25%
Customer C	139,981	14%	106,360	12%
Other Customers	280,241	28%	181,291	21%
Gross Sales	$1,002,117	100%	$865,850	100%

	For the Nine Months Ended September 30,
	2017		2016
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$941,268	31%	$1,067,720	45%
Customer B	856,677	29%	458,951	20%
Customer C	423,446	14%	260,514	11%
Other Customers	780,983	26%	563,300	24%
Gross Sales	$3,002,374	100%	$2,350,485	100%

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

As of September 30, 2017, the Company’s restricted cash included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

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

The Company transfers its financial assets and liabilities between the fair value hierarchies at the end of each reporting period. There were no transfers between the different levels of the fair value hierarchy during the three and nine months ended September 30, 2017 and 2016.

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$3,000	$—	$3,000
Money market funds	552,000	—	—	552,000
Other current assets	5,717	—	—	5,717
Total assets at fair value	$557,717	$3,000	$—	$560,717
Liabilities:
Other long-term liabilities	(5,717)	—	—	(5,717)
Total liabilities at fair value	$(5,717)	$—	$—	$(5,717)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$3,000	$—	$3,000
Money market funds	170,000	—	—	170,000
Other current assets	3,038	—	—	3,038
Total assets at fair value	$173,038	$3,000	$—	$176,038
Liabilities:
Other long-term liabilities	(3,038)	—	—	(3,038)
Total liabilities at fair value	$(3,038)	$—	$—	$(3,038)

NOTE 14 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
2017 Term Loan Facility	$847,875	—
2015 Term Loan Facility	—	394,000
2016 Incremental Loan Facility	—	375,000
2023 Senior Notes	475,000	475,000
2024 Senior Notes	300,000	300,000
Exchangeable Senior Notes	400,000	400,000
Total face value	2,022,875	1,944,000
Debt discount	(113,508)	(126,352)
Deferred financing fees	(11,790)	(10,155)
Total long-term debt	1,897,577	1,807,493
Less: current maturities	8,500	7,750
Long-term debt, net of current maturities	$1,889,077	$1,799,743

2017 Term Loan Facility

On March 29, 2017, HPI and Horizon Pharma USA, Inc. (“HPUSA” and, together with HPI, in such capacity, the “Borrowers”), wholly-owned subsidiaries of the Company, borrowed $850.0 million aggregate principal amount of loans (the “March 2017 Refinancing Loans”) pursuant to an amendment (the “March 2017 Refinancing Amendment”) to the credit agreement, dated as of May 7, 2015 (as amended by the 2016 Amendment described below, the “2016 Credit Agreement” and, the 2016 Credit Agreement as amended by the March 2017 Refinancing Amendment, the “March 2017 Credit Agreement”), by and among the Borrowers, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent (the “2017 Term Loan Facility”). The March 2017 Credit Agreement provided for (i) the March 2017 Refinancing Loans, (ii) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The March 2017 Credit Agreement allowed for the Company and certain of its subsidiaries to become borrowers under incremental or refinancing facilities.  The March 2017 Credit Agreement was amended pursuant to the October 2017 Refinancing Amendment described in Note 21 below (the March 2017 Credit Agreement as amended by the October 2017 Refinancing Amendment , the “Credit Agreement”).

The March 2017 Refinancing Loans were incurred as a separate new class of term loans under the March 2017 Credit Agreement with substantially the same terms as the previously outstanding senior secured term loans incurred on May 7, 2015 (the “2015 Loans”) and the outstanding senior secured term loans incurred on October 25, 2016 (the “2016 Loans” and, together with the 2015 Loans, the “March 2017 Refinanced Loans”), except as described below. The March 2017 Refinancing Loans bore interest, at the Borrowers’ option, at a rate equal to either the London Inter-Bank Offer Rate (“LIBOR”), plus an applicable margin of 3.75% per year (subject to a LIBOR floor of 1.00%), or the adjusted base rate plus 2.75%. The adjusted base rate was defined as the greater of (a) LIBOR (using one-month interest period) plus 1.00%, (b) prime rate, (c) fed funds plus 0.5%, and (d) 2.00%. The Borrowers used a portion of the proceeds of the March 2017 Refinancing Loans to repay the March 2017 Refinanced Loans, which totaled $769.0 million.

The Company elected to exercise its reinvestment rights under the mandatory prepayment provisions of the March 2017 Credit Agreement with respect to the net proceeds from the Chiesi divestiture. To the extent the Company did not apply such net proceeds to permitted acquisitions (including the acquisition of rights to products and products lines) and/or the acquisition of capital assets within 365 days of the receipt thereof (or commit to so apply and then apply within 180 days after the end of such 365-day period), the Borrowers under the March 2017 Credit Agreement would have had to make a mandatory prepayment under the March 2017 Credit Agreement in an amount equal to the unapplied net proceeds. Until such time, the net proceeds were not legally restricted for use. As of September 30, 2017, the Company had applied a portion of such net proceeds to the acquisition of additional rights to interferon gamma-1b. See Note 3 for further details of this acquisition.

The obligations under the March 2017 Credit Agreement (including obligations in respect of the March 2017 Refinancing Loans) and any swap obligations and cash management obligations owing to a lender (or an affiliate of a lender) thereunder were guaranteed by the Company and each of the Company’s existing and subsequently acquired or formed direct and indirect subsidiaries (other than certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law). The obligations under the March 2017 Credit Agreement (including obligations in respect of the March 2017 Refinancing Loans) and any such swap and cash management obligations were secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Borrowers and the guarantors, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Borrowers and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Borrowers, to 65% of the capital stock of such subsidiaries). The Borrowers and the guarantors under the March 2017 Credit Agreement and/or Credit Agreement, as applicable, are individually and collectively referred to herein as a “Loan Party” and the “Loan Parties,” as applicable.

Borrowers under the March 2017 Credit Agreement were permitted to make voluntary prepayments of the loans under the March 2017 Credit Agreement at any time without payment of a premium, except that with respect to the March 2017 Refinancing Loans, a 1.00% premium would have applied to a repayment of the March 2017 Refinancing Loans in connection with a repricing of, or any amendment to the March 2017 Credit Agreement in a repricing of, such loans effected on or prior to the date that is six months following March 29, 2017. The Borrowers were required to make mandatory prepayments of loans under the March 2017 Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of the Company’s excess cash flow (subject to decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively). The March 2017 Refinancing Loans amortized in equal quarterly installments beginning on June 30, 2017 in an aggregate annual amount equal to 1.00% of the original principal amount thereof, with any remaining balance payable on March 29, 2024, the final maturity date of the March 2017 Refinancing Loans.

The March 2017 Credit Agreement contained customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions.

Events of default under the March 2017 Credit Agreement included: (i) the failure by any Borrower to timely make payments due under the March 2017 Credit Agreement; (ii) material misrepresentations or misstatements in any representation or warranty by any Loan Party when made; (iii) failure by any Loan Party to comply with the covenants under the March 2017 Credit Agreement and other related agreements; (iv) certain defaults under a specified amount of other indebtedness of the Company or its subsidiaries; (v) insolvency or bankruptcy-related events with respect to the Company or any of its material subsidiaries; (vi) certain undischarged judgments against the Company or any of its restricted subsidiaries; (vii) certain ERISA-related events reasonably expected to have a material adverse effect on the Company and its restricted subsidiaries taken as a whole; (viii) certain security interests or liens under the loan documents ceasing to be, or being asserted by the Company or its restricted subsidiaries not to be, in full force and effect; (ix) any loan document or material provision thereof ceasing to be, or any challenge or assertion by any Loan Party that such loan document or material provision is not, in full force and effect; and (x) the occurrence of a change of control. If one or more events of default occurred and continued beyond any applicable cure period, the administrative agent would have been able to, with the consent of the lenders holding a majority of the loans and commitments under the facilities, or would have been able to, at the request of such lenders, terminate the commitments of the lenders to make further loans and declare all of the obligations of the Loan Parties under the March 2017 Credit Agreement to be immediately due and payable.

The Company was, as of September 30, 2017, in compliance with the March 2017 Credit Agreement and is currently in compliance with the Credit Agreement.

As of September 30, 2017, the fair value of the 2017 Term Loan Facility was approximately $847.9 million, categorized as a Level 2 instrument, as defined in Note 13.

2016 Incremental Loan Facility and 2015 Term Loan Facility

On May 7, 2015, HPI, as borrower, and the Company and certain of its subsidiaries, as guarantors, entered into a credit agreement (the “2015 Credit Agreement”) with Citibank, N.A., as administrative and collateral agent, and the lenders from time to time party thereto providing for (i) a six-year $400.0 million term loan facility (the “2015 Term Loan Facility”); (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The 2015 Loans under the 2015 Term Loan Facility bore interest, at each borrower’s option, at a rate equal to either the LIBOR, plus an applicable margin of 3.50% per year (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.50%. The adjusted base rate was defined as the greater of (a) LIBOR (using one-month interest period) plus 1.00%, (b) prime rate, (c) fed funds plus 0.5%, and (d) 2.00%. HPI borrowed the full $400.0 million available on the 2015 Term Loan Facility on May 7, 2015 as a LIBOR-based borrowing.

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

On March 29, 2017, the Borrowers used the proceeds of the March 2017 Refinancing Loans under the 2017 Term Loan Facility to repay the 2015 Loans and 2016 Loans, which collectively totaled $769.0 million.

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

The Company was, as of September 30, 2017, and is currently in compliance with the indenture governing the 2024 Senior Notes.

As of September 30, 2017, the fair value of the 2024 Senior Notes was approximately $313.5 million, categorized as a Level 2 instrument, as defined in Note 13.

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

The Company was, as of September 30, 2017, and is currently in compliance with the indenture governing the 2023 Senior Notes.

As of September 30, 2017, the fair value of the 2023 Senior Notes was approximately $464.3 million, categorized as a Level 2 instrument, as defined in Note 13.

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

1.

Exchange upon Satisfaction of Sale Price Condition – During any calendar quarter commencing after the calendar quarter ended June 30, 2015 (and only during such calendar quarter), if the last reported sale price of ordinary shares of the Company for at least twenty trading days (whether or not consecutive) during the period of thirty consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable exchange price on each applicable trading day.

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

As of September 30, 2017, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

As of September 30, 2017, the fair value of the Exchangeable Senior Notes was approximately $361.0 million, categorized as a Level 2 instrument, as defined in Note 13.

NOTE 15 – OTHER LONG-TERM LIABILITIES

Included in other long-term liabilities at September 30, 2017 and December 31, 2016, is $26.6 million and $25.5 million, respectively, representing the fair value of the long-term portion of the contingent liability for royalties potentially payable under agreements related to PROCYSBI and QUINSAIR.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company has the following office space lease agreements in place for real properties:

Location	Approximate Square Feet	Lease Expiry Date
Dublin, Ireland	18,900	November 3, 2029
Lake Forest, Illinois (1)	160,000	March 31, 2024
Novato, California (2)	61,000	August 31, 2021
Deerfield, Illinois (3)	32,300	June 30, 2018
Brisbane, California	20,100	November 30, 2019
Mannheim, Germany	14,300	December 31, 2018
Chicago, Illinois	6,500	December 31, 2018
Reinach, Switzerland	3,500	May 31, 2020
Washington, D.C.	1,000	December 31, 2018

(1)	In connection with the Lake Forest, Illinois lease, the Company has provided a $2.0 million letter of credit to the landlord, through a commercial bank.

(2)	During March 2017, the Company vacated an area of the office space in Novato, California. During March and April 2017, the Company entered into sublease arrangements for this space with third parties.
(3)

During January 2016, the Company vacated the premises in Deerfield, Illinois and began occupying the premises in Lake Forest, Illinois. During April 2017, the Company entered into a sublease arrangement for a portion of this space with a third party. During June 2017, the Company terminated a portion of the lease, resulting in 32,300 square feet remaining.

Following the Chiesi divestiture in June 2017, the Company ceased to hold a lease obligation in Utrecht in the Netherlands.

Purchase Commitments

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”), which was amended in March 2011 and in January 2017. Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The earliest the agreement can expire is December 31, 2023, and the minimum purchase commitment is in force until December 2023. At September 30, 2017, the minimum purchase commitment based on tablet pricing in effect under the agreement was $6.7 million through December 2023. Additionally, purchase orders relating to the manufacture of RAYOS/LODOTRA of $1.2 million were outstanding at September 30, 2017.

In May 2011, the Company entered into a manufacturing and supply agreement with Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”), and amended the agreement effective as of September 25, 2013. Pursuant to the agreement, as amended, Sanofi-Aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia. The agreement term extends until May 2019, and automatically renews for successive two-year terms unless terminated by either party upon two years prior written notice. At September 30, 2017, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $6.3 million, which is to be delivered through March 2018.

In July 2013, Vidara Therapeutics International Public Limited Company (“Vidara”) and Boehringer Ingelheim entered into an exclusive supply agreement, which the Company assumed in September 2014 and amended effective as of September 5, 2014 and June 1, 2015. That supply agreement was replaced with an exclusive global supply agreement between the Company and Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”) effective June 30, 2017. Under the agreement, Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company. The Company is required to purchase minimum quantities of finished medicine per annum through July 2024. During the year ended December 31, 2016, the Company committed to purchase additional amounts of ACTIMMUNE from Boehringer Ingelheim. These additional amounts were intended to cover anticipated demand if the results of the STEADFAST study of ACTIMMUNE for the treatment of FA had been successful. As of September 30, 2017, the minimum binding purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $22.5 million (converted using a Dollar-to-Euro exchange rate of 1.1814) through July 2024. Following the discontinuation of the STEADFAST program, the Company recorded a loss of $14.3 million in “cost of goods sold” in the condensed consolidated statement of comprehensive loss during the year ended December 31, 2016 for a portion of this commitment which represented firm, non-cancellable and unconditional purchase commitments for quantities in excess of the Company’s current forecasts for future demand. During the nine months ended September 30, 2017, the Company renegotiated the purchase commitment due to Boehringer Ingelheim and recorded $2.7 million as a reduction to “cost of goods sold”. During the year ended December 31, 2016, the Company also committed to incur an additional $14.9 million for the harmonization of the drug substance manufacturing process with Boehringer Ingelheim. These additional costs will be incurred during the years 2017 through 2021. During the three and nine months ended September 30, 2017, the Company recorded $5.7 million and $12.2 million, respectively, in its condensed consolidated statement of comprehensive loss related to the harmonization of the drug substance manufacturing process.

In November 2013, the Company entered into a long-term master manufacturing services and product agreement with Patheon Pharmaceuticals Inc. (“Patheon”) pursuant to which Patheon is obligated to manufacture VIMOVO for the Company through December 31, 2019. The Company agreed to purchase a specified percentage of VIMOVO requirements for the United States from Patheon. The Company must pay an agreed price for final, packaged VIMOVO supplied by Patheon as set forth in the Patheon manufacturing agreement, subject to adjustments, including certain unilateral adjustments by Patheon, such as annual adjustments for inflation and adjustments to account for certain increases in the cost of components of VIMOVO other than active materials. The Company issues twelve-month forecasts of the volume of VIMOVO that the Company expects to order. The first six months of the forecast are considered binding firm orders. At September 30, 2017, the Company had a binding purchase commitment with Patheon for VIMOVO of $1.5 million which is to be delivered through December 2017.

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo Research Inc., (“Nuvo”), the Company and Nuvo entered into an exclusive supply agreement. Under the supply agreement, which was amended in February 2016, Nuvo is obligated to manufacture and supply PENNSAID 2% to the Company. The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. At least ninety days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities. At September 30, 2017, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $4.3 million through January 2018.

In November 2010, Raptor and Patheon entered into a manufacturing services agreement, which the Company assumed as a result of its acquisition of Raptor. Under the agreement, which was amended in April 2012 and June 2013, Patheon is obligated to manufacture PROCYSBI for the Company through December 31, 2019. The Company must provide Patheon with rolling, non-binding forecasts of PROCYSBI, with a portion of the forecast being a firm written order. In November 2010, Raptor and Cambrex Profarmaco Milano (“Cambrex”) entered into an active pharmaceutical ingredient (“API”) supply agreement, which the Company assumed as a result of its acquisition of Raptor. Under the agreement, which was amended in April 2013 and August 2016, Cambrex is obligated to manufacture PROCYSBI API for the Company through November 30, 2020. The Company must provide Cambrex with rolling, non-binding forecasts, with a portion of the forecast being the minimum floor of the firm order that must be placed. At September 30, 2017, the Company had a binding purchase commitment with Patheon for PROCYSBI of $1.4 million through January 2018 and with Cambrex for PROCYSBI API of $2.8 million through December 2020.

In March 2007, Savient Pharmaceuticals, Inc. (as predecessor in interest to Crealta), entered into a commercial supply agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”) for the production of the bulk KRYSTEXXA medicine (“bulk product”). The Company assumed this agreement as part of the Crealta acquisition and amended the agreement in September 2016. Under this agreement, the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least eighty percent of its annual world-wide bulk product requirements from BTG Israel. The term of the agreement runs until December 31, 2030, and will automatically renew for successive three year periods unless earlier terminated by either party upon three years prior written notice. The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years prior written notice. Under the agreement if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israeli Office of the Chief Scientist (“OCS”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the OCS. The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order. The first six months of the forecast are considered binding firm orders. At September 30, 2017, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $52.0 million through December 31, 2026. Additionally, other binding commitments relating to the manufacture of KRYSTEXXA of $1.8 million were outstanding at September 30, 2017.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of BUPHENYL, MIGERGOT, QUINSAIR and RAVICTI and VIMOVO of $9.6 million were outstanding at September 30, 2017.

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

For all of the royalty agreements entered into by the Company, a total expense of $15.0 million and $42.1 million was recorded during the three and nine months ended September 30, 2017, respectively, of which $14.9 million and $42.0 million was recorded in cost of goods sold, respectively, and $0.1 million and $0.1 million was recorded in selling, general and administrative expenses, respectively, in the condensed consolidated statements of comprehensive loss. During the three and nine months ended September 30, 2016, $11.2 million and $32.6 million was recorded in cost of goods sold, respectively, in the condensed consolidated statements of comprehensive loss.

Other Agreements

On November 8, 2016, the Company entered into a collaboration and option agreement with a privately held life-science entity. Under the terms of the agreement, the privately held life-science entity will conduct certain research and pre-clinical and clinical development activities. Upon execution of the agreement, the Company paid $0.1 million for the option to acquire certain of the privately held life-science entity’s assets for $25.0 million, which is exercisable on specified key dates. Under the collaboration and option agreement, the Company is required to pay up to $9.8 million upon the attainment of various milestones, primarily to fund clinical development costs for the medicine candidate. The Company paid $0.2 million in the fourth quarter of 2016, $0.9 million during the first quarter of 2017 and $1.5 million in the third quarter of 2017 related to milestones.

On May 8, 2017, the Company acquired River Vision for upfront cash payments totaling $151.9 million, including $6.3 million of cash acquired, and subject to other customary purchase price adjustments for working capital, and potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds. Under the agreement, the Company is required to pay up to $325.0 million upon the attainment of various milestones related to FDA approval and net sales thresholds. The agreement also includes a royalty payment of three percent of the portion of annual worldwide net sales exceeding $300.0 million (if any). Under a separate agreement, the Company is also required to pay up to CHF103.0 million upon the attainment of various milestones related to approval, filing and net sales thresholds. The agreement also includes a royalty payment of between nine percent and twelve percent of the portion of annual worldwide net sales.

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

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. In connection with the federal securities class action litigation (described in Note 17 below), the Company has received notice from the Underwriter Defendants (as defined below) of their intention to seek indemnification and has received and paid several invoices from the Underwriter Defendants. The Company may record charges in the future as a result of these indemnification obligations.

In accordance with its memorandum and articles of association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. Additionally, the Company has entered into, and intends to continue to enter into, separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers, or any of the Company’s subsidiaries or any other company or enterprise to which the person provides services at the Company’s request. In connection with the federal securities class action litigation (described in Note 17 below), the Company has paid legal fees and costs on behalf of itself and the current and former officers and directors of the Company who are named as defendants in that litigation. The Company also has a director and officer insurance policy that enables it to recover a portion of any amounts paid for current and future potential claims. All of the Company’s officers and directors have also entered into separate indemnification agreements with Horizon Pharma, Inc. (“HPI”).

NOTE 17 - LEGAL PROCEEDINGS

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

On August 17, 2016, the district court issued a Markman opinion holding certain of the asserted claims of U.S. Patents 8,252,838, 8,563,613, 9,066,913 and 9,101,591 invalid as indefinite. On March 16, 2017, the court granted Actavis’ motion for summary judgment of non-infringement of the asserted claims of U.S. Patents 8,546,450, 8,217,078 and 9,132,110. In view of the Markman and summary judgment decisions, a bench trial was held on March 21-30, 2017, regarding claim 12 of U.S. Patent 9,066,913. On May 14, 2017, the court issued its opinion upholding the validity of claim 12 of the ‘913 patent, which Actavis had previously admitted its proposed generic diclofenac sodium topical solution product would infringe. Actavis filed its Notice of Appeal on June 16, 2017. The Company filed its Notice of Appeal of the district court’s rulings on certain claims of the ‘450, ‘078, ‘838, ‘613, ‘591, ‘304, ‘784, ‘913, and ‘110 patents on June 9, 2017. The Company’s opening brief was filed on August 14, 2017.  Actavis’s opening brief, challenging the district court’s judgment on the ‘913 patent, was filed on October 10, 2017.  The Company’s brief defending the judgment on the ‘913 patent is due on November 20, 2017.

On October 27, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patents 9,168,304 and 9,168,305. On February 5, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patent No. 9,220,784. All three patents, U.S. Patent Nos. 9,168,304, 9,168,305, and 9,220,784, are listed in the Orange Book and have claims that cover PENNSAID 2%.  All claims from U.S. Patents 9,168,304, 9,168,305 and 9,220,784 asserted against Actavis were held invalid as indefinite by way of the court’s August 17, 2016 Markman opinion. The court’s rulings are currently on appeal to the Federal Circuit.

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

VIMOVO

Currently, patent litigation is pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against three generic companies intending to market VIMOVO prior to the expiration of certain of the Company’s patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”); (ii) Lupin Ltd. and Lupin Pharmaceuticals Inc. (collectively, “Lupin”); and (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, “Mylan”). Patent litigation in the United States District Court for the District of New Jersey against a fourth generic company, Actavis Laboratories FL., Inc. and Actavis Pharma, Inc. (collectively, “Actavis Pharma”), was dismissed on January 10, 2017 after the court granted Actavis’ motion to compel enforcement of a settlement agreement. On February 3, 2017, the Company appealed this dismissal decision to the Court of Appeals for the Federal Circuit. Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen Pharmaceuticals Inc. (“Anchen”), was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. The Company understands that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium for the commercialization of VIMOVO. The settlement agreement, however, has no effect on the Aralez VIMOVO patents, which are still the subject of patent litigations. As part of the Company’s acquisition of the U.S. rights to VIMOVO, the Company has taken over and is responsible for the patent litigation that includes the Aralez patents licensed to the Company under the amended and restated collaboration and license agreement for the United States with Aralez.

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

On December 19, 2016, defendant Actavis filed a motion to compel enforcement of settlement agreement related to Cases I, II, and III. On December 22, 2016, Magistrate Judge Arpert entered a report and recommendation that Actavis’ motion to compel the enforcement of settlement be granted. On December 30, 2016, the Honorable Judge Mary Cooper ordered the adoption of the report and recommendation. On January 10, 2017, an order of dismissal was entered for all claims in Cases I, II and III. The Company appealed the district court’s order enforcing the settlement with Actavis to the Court of Appeals for the Federal Circuit. Briefing before the Federal Circuit has been completed.

On January 12, 2017, a six-day bench trial commenced against defendants Dr. Reddy’s and Mylan before Honorable Judge Mary Cooper in the District of New Jersey for Case I. The patents at issue in this trial included two Orange Book listed patents:  U.S. Patent Nos. 6,926,907 and 8,557,285. Defendant Lupin formerly entered into a stay pending the entry of judgment in Case I. On June 26, 2017, the court issued its opinion upholding the validity of the ‘285 and ‘907 patents and finding that Dr. Reddy’s, Mylan’s, and Lupin’s proposed generic naproxen/esomeprazole magnesium products would all infringe at least one of the two patents. The court entered the final judgment on July 21, 2017. Dr. Reddy’s, Mylan and Lupin have appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit.

The Case II and Case III cases have been consolidated for discovery. On January 19, 2017, the court entered a scheduling order for Case II and Case III, which was subsequently updated. The court’s scheduling order requires, inter alia, filing and serving of the opening claim construction submissions by May 26, 2017. The court has not issued a claim construction order in Case II. A trial date for Cases II and III has not yet been set. On December 20, 2016, Mylan filed a motion to dismiss the Company’s first amended complaint for patent infringement in Case III. On August 18, 2017, the District Court granted Dr. Reddy’s and Mylan’s motions to dismiss the Company’s claims relating to the ‘621 patent.

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

On June 5, 2015, the Coalition for Affordable Drugs VII LLC (“Coalition for Affordable Drugs”) filed a Petition for inter partes review (“IPR”) of the ’996 patent, one of the patents in litigation in the above referenced VIMOVO cases. On December 17, 2015, the United States Patent and Trademark Office (the “U.S. PTO”) denied such Petition for IPR.

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

On August 19, 2015, Lupin filed Petitions for IPR of the ’996 patent, the ’190 patent and U.S. Patent No. 8,852,636, all patents in litigation in the above referenced VIMOVO cases. On March 1, 2016, the PTAB issued decisions to institute the IPRs for the ’996 patent” and the ’190 patent. On March 1, 2016, the PTAB denied the Petition for IPR for U.S. Patent No. 8,852,636. The PTAB hearings for the ‘996 patent and ‘190 patent were both held on November 29, 2016. On February 28, 2017, the PTAB issued final written decisions on the IPRs of the ‘996 and ‘190 patents, upholding the validity of both patents.

RAVICTI

On March 17, 2014, Hyperion Therapeutics, Inc. (“Hyperion”) received notice from Par Pharmaceutical, Inc. (“Par Pharmaceutical”) that it had filed an ANDA with the FDA seeking approval for a generic version of the Company’s medicine RAVICTI. The ANDA contained a Paragraph IV Patent Certification alleging that two of the patents covering RAVICTI, U.S. Patent No. 8,404,215, titled “Methods of therapeutic monitoring of nitrogen scavenging drugs,” which expires in March 2032 (the “’215 patent”), and U.S. Patent No. 8,642,012, titled “Methods of treatment using ammonia scavenging drugs,” which expires in September 2030 (the “’012 patent”), are invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted. Par Pharmaceutical did not challenge the validity, enforceability, or infringement of the Company’s primary composition of matter patent for RAVICTI, U.S. Patent No. 5,968,979 titled “Triglycerides and ethyl esters of phenylalkanoic acid and phenylalkanoic acid useful in treatment of various disorders,” which would have expired on February 7, 2015, but as to which Hyperion was granted an interim term of extension until February 7, 2016 and to which the U.S. PTO has granted a final term extension of 1,267 days, which extends the expiration date to July 28, 2018. Hyperion filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Par Pharmaceutical on April 23, 2014 seeking an injunction to prevent the approval of Par Pharmaceutical’s ANDA and/or to prevent Par Pharmaceutical from selling a generic version of RAVICTI, and the Company has taken over and is responsible for this patent litigation. On September 15, 2015, the Company received notice from Par Pharmaceutical that it had filed a Paragraph IV Patent Certification alleging that U.S. Patent No. 9,095,559 (the “’559 patent”) is invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted. On March 14, 2016, the Company received notice from Par Pharmaceutical that it had filed a Paragraph IV Patent Certification alleging that U.S. Patent No. 9,254,278 (the “’278 patent”) is invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted. On June 3, 2016, the Company received notice from Par Pharmaceutical that it had filed a Paragraph IV Patent Certification alleging that U.S. Patent No. 9,326,966 (the “’966 patent”) is invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted. The Company filed suit in the United States District Court for the District of New Jersey against Par Pharmaceutical on June 30, 2016 (the “Par New Jersey action”), seeking an injunction to prevent the approval of Par Pharmaceutical’s ANDA and/or to prevent Par Pharmaceutical from selling a generic version of RAVICTI. The lawsuit alleges that Par Pharmaceutical has infringed the ’559 patent, the ’278 patent and the ’966 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the Orange Book. The Par New Jersey action has been stayed pending the resolution of the PTAB’s IPR of the ’559 patent.

On April 29, 2015, Par Pharmaceutical filed Petitions for IPR of U.S. Patent 8,404,215 and U.S. Patent 8,642,012, two of the patents involved in the above mentioned RAVICTI cases. On November 4, 2015, the PTAB issued decisions instituting such IPRs. On September 29, 2016, the PTAB found all of the claims in U.S. Patent 8,404,215 to be unpatentable. The Company did not appeal the PTAB’s final written decision with respect to U.S. Patent 8,404,215. On November 3, 2016, the PTAB issued a final written decision holding all of the claims of U.S. Patent 8,642,012 patentable.  On December 29, 2016, Par Pharmaceutical filed a notice of appeal with the Federal Circuit to appeal the final written decision of the PTAB concerning the patentability of U.S. Patent 8,642,012. On September 4, 2015, the Company received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’215 patent and the ’012 patent, advising that Lupin had filed an ANDA with the FDA for a generic version of RAVICTI. On November 6, 2015, the Company also received Notice of Lupin’s Paragraph IV Patent Certification against the ’559 patent. Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing. On October 19, 2015 the Company filed suit in the United States District Court for the District of New Jersey against Lupin seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Lupin has infringed the ’215 patent, the ’012 patent and the ’559 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the Orange Book. On April 6, 2016, the Company filed an amended complaint in the United States District Court for the District of New Jersey against Lupin alleging that Lupin has infringed the ’559 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to expiration of the ’559 patent. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Lupin’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. On April 18, 2016, the Company received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’278 patent. On July 6, 2016, the Company received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’966 patent. The Company filed suit in the United States District Court for the District of New Jersey against Lupin on July 21, 2016, seeking an injunction to prevent the approval of Lupin’s ANDA and/or to prevent Lupin from selling a generic version of RAVICTI. The lawsuit alleges that Lupin has infringed the ’278 patent and the ’966 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the Orange Book. The Lupin New Jersey actions have been stayed pending the resolution of the PTAB’s IPR of the ’559 patent.

On April 1, 2016, Lupin filed a Petition for IPR of U.S. Patent 9,095,559, a patent currently at issue in the Lupin RAVICTI case. On September 30, 2016, the PTAB issued a decision instituting the IPR. On September 26, 2017, the PTAB issued its final written decision, ruling that the challenged claims of the ‘559 patent are unpatentable.  The Company’s Notice of Appeal is due by November 28, 2017.  On March 27, 2017, Lupin filed a Petition to request an IPR of the ‘278 patent and a Petition to request an IPR of the ‘966 patent. The Company filed its response on the ‘966 patent on July 6, 2017. The Company’s preliminary patent owner response for the ‘278 patent was filed on July 24, 2017.  On September 28, 2017, the PTAB issued its orders granting Lupin’s petitions to institute an IPR of the ‘278 and the ‘966 patents.  The PTAB must issue a final written decision on the IPRs no later than September 28, 2018.

On July 13, 2017, Par Pharmaceutical filed Petitions for IPR of the ‘559, ‘278, and ‘966 patents.  The Company’s opposition to Par Pharmaceutical’s requested IPRs is due by November 6, 2017.

On August 8, 2017, the Company filed suit against Par Pharmaceutical and Lupin in the United States District Court for New Jersey.  Par Pharmaceutical and Lupin have answered and counterclaimed.  The district court has not yet issued a scheduling order for either action.

Other

Beginning on March 8, 2016, two federal securities class action lawsuits (captioned Schaffer v. Horizon Pharma plc, et al., Case No. 16-cv-01763-JMF and Banie v. Horizon Pharma plc, et al., Case No. 16-cv-01789-JMF) were filed in the United States District Court for the Southern District of New York against the Company and certain of the Company’s current and former officers (the “Officer Defendants”). On March 24, 2016, the court consolidated the two actions under Schaffer v. Horizon Pharma plc, et al. On June 3, 2016, the court appointed Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust and the Carpenters Pension Trust Fund for Northern California as lead plaintiffs and Labaton Sucharow LLP as lead counsel. On July 25, 2016, lead plaintiffs and additional named plaintiff Automotive Industries Pension Trust Fund filed their consolidated complaint, which they subsequently amended on October 7, 2016, including additional current and former officers, the Company’s Board of Directors (the “Director Defendants”), and underwriters involved with the Company’s April 2015 public offering (the “Underwriter Defendants”) as defendants. The plaintiffs allege that certain of the Company and the Officer Defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and/or misleading statements about, among other things: (a) the Company’s financial performance, (b) the Company’s business prospects and drug-pricing practices, (c) the Company’s sales and promotional practices, and (d) the Company’s design, implementation, performance, and risks associated with the Company’s Prescriptions-Made-Easy program. The plaintiffs allege that certain of the Company, the Director Defendants and the Underwriter Defendants violated sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with the Company’s April 2015 public offering. The plaintiffs seek, among other things, an award of damages allegedly sustained by plaintiffs and the putative class, including a reasonable allowance for costs and attorneys’ fees. On November 14, 2016, all defendants moved to dismiss the plaintiffs’ amended complaint. Plaintiffs’ filed their opposition to the motion to dismiss on December 21, 2016. Briefing on the motion to dismiss was completed on January 27, 2017 and the parties are awaiting the court’s ruling.

NOTE 18 – SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2017, the Company issued an aggregate of:

•	270,427 ordinary shares in connection with the exercise of stock options and received $1.8 million in proceeds;
•	660,092 ordinary shares in net settlement of vested restricted stock units;
•	25,000 ordinary shares in net settlement of vested performance stock units; and
•	462,472 ordinary shares pursuant to employee stock purchase plans and received $3.9 million in proceeds.

During the nine months ended September 30, 2017, warrants to purchase an aggregate of 391,500 ordinary shares of the Company were exercised and proceeds of $1.8 million were received. In addition, warrants to purchase an aggregate of 704,285 ordinary shares of the Company were exercised in cashless exercises, resulting in the issuance of 523,520 ordinary shares. As of September 30, 2017, there were no outstanding warrants to purchase ordinary shares of the Company.

During the nine months ended September 30, 2017, the Company made payments of $5.6 million for employee withholding taxes relating to share-based awards.

On January 1, 2017, the Company adopted ASU No. 2016-09. As a result of the adoption, $7.2 million of excess tax benefits that had not previously been recognized, as the related tax deduction had not reduced current taxes payable, were recorded on a modified retrospective basis through a cumulative effect adjustment to its accumulated deficit as of January 1, 2017.

In May 2016, the Company’s board of directors authorized a share repurchase program pursuant to which the Company may repurchase up to 5,000,000 of its ordinary shares. In May 2017, the Company’s board of directors reauthorized a share repurchase program pursuant to which the Company may repurchase up to 16,000,000 of its ordinary shares. As of September 30, 2017, the Company had repurchased 100,000 of its ordinary shares under this repurchase program, for total consideration of $1.0 million. The timing and amount of future repurchases, if any, will depend on a variety of factors, including the price of the Company’s ordinary shares, alternative investment opportunities, the Company’s cash resources, restrictions under the Credit Agreement and market conditions.

NOTE 19 – SHARE-BASED INCENTIVE PLANS

Employee Stock Purchase Plan

2014 Employee Stock Purchase Plan. On May 17, 2014, HPI’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). On September 18, 2014, at a special meeting of the stockholders of HPI (the “Special Meeting”), HPI’s stockholders approved the 2014 ESPP. Upon consummation of the Company’s merger transaction with Vidara (the “Vidara Merger”), the Company assumed the 2014 ESPP. As described below, effective as of May 3, 2016, the number of ordinary shares authorized for issuance under the 2014 ESPP was reduced by 5,000,000 shares.

As of September 30, 2017, an aggregate of 3,361,928 ordinary shares were authorized and available for future issuance under the 2014 ESPP.

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

The 2014 EIP provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock awards that may be settled in cash, shares or other property to the employees of the Company (or a subsidiary company). The number of ordinary shares of the Company that were initially authorized for issuance under the 2014 EIP was no more than 22,052,130, which number consisted of (i) 15,500,000 ordinary shares of the Company; plus (ii) the number of shares available for issuance pursuant to the grant of future awards under the 2011 EIP; plus (iii) any shares subject to outstanding stock awards granted under the 2011 EIP and the 2005 Plan that expire or terminate for any reason prior to exercise or settlement or are forfeited, redeemed or repurchased because of the failure to meet a contingency or condition required to vest such shares; less (iv) 10,000,000 shares, which is the additional number of shares which were previously approved as an increase to the share reserve of the 2011 EIP. On March 23, 2015, the compensation committee of the Company’s board of directors approved amending the 2014 EIP subject to shareholder approval to, among other things, increase the aggregate number of shares authorized for issuance under the 2014 EIP by an additional 14,000,000 shares. On May 6, 2015, the shareholders of the Company approved such amendment to the 2014 EIP. On February 25, 2016, the compensation committee of the Company’s board of directors approved, subject to shareholder approval, amending the 2014 EIP to, among other things, increase the aggregate number of shares authorized for issuance under the 2014 EIP beyond those remaining available for future grant under the 2014 EIP by an additional 6,000,000 shares and also approved a reduction in the number of shares authorized under our 2014 Non-Employee Equity Plan and 2014 ESPP by 1,000,000 shares and 5,000,000 shares, respectively, contingent on shareholder approval of the amendment to the 2014 EIP. On May 3, 2016, the shareholders of the Company approved the amendment to the 2014 EIP. On August 29, 2017, the compensation committee of the Company’s board of directors approved an amendment to the 2014 EIP, to reserve an additional 1,200,000 shares to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company) (the “2017 Inducement Pool”), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules, (“Rule 5635(c)(4)”). The 2014 EIP was amended by the compensation committee of the Company’s board of directors without shareholder approval pursuant to Rule 5635(c)(4).

The 2014 Non-Employee Equity Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards that may be settled in cash, shares or other property to the non-employee directors and consultants of the Company (or a subsidiary company). The total number of ordinary shares of the Company that were initially authorized for issuance under the 2014 Non-Employee Equity Plan was 2,500,000. As described above, effective as of May 3, 2016, the number of ordinary shares authorized for issuance under the 2014 Non-Employee Equity Plan was reduced by 1,000,000 shares. The Company’s board of directors has authority to suspend or terminate the 2014 Non-Employee Equity Plan at any time.

As of September 30, 2017, an aggregate of 3,819,449 ordinary shares were authorized and available for future grants under the 2014 EIP, of which 726,041 shares relate to the 2017 Inducement Pool. As of September 30, 2017, 499,913 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Equity Plan.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	13,627,519	$18.17	7.60	$35,157
Granted	2,020,017	16.46
Exercised	(270,427)	6.35
Forfeited	(550,871)	18.54
Expired	(255,653)	20.70
Outstanding as of September 30, 2017	14,570,585	18.10	7.14	18,333
Exercisable as of September 30, 2017	8,885,001	$16.84	6.39	$17,699

Stock options typically have a contractual term of ten years from grant date.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s share price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected share price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the nine months ended September 30, 2017 and 2016, and assumptions used to value stock options, are as follows:

	For the Nine Months Ended September 30,
	2017	2016
Dividend yield	—	—
Risk-free interest rate	1.8% - 2.0%	1.3% - 1.8%
Weighted average expected volatility	49.1%	73.8%
Expected life (in years)	6.0	6.1
Weighted average grant-date fair value per share of options granted	$7.99	$11.78

Dividend yield

The Company has never paid dividends and does not anticipate paying any dividends in the near future. Additionally, the Credit Agreement (described in Note 14 above and Note 21 below), as well as the indentures governing the 2024 Senior Notes and the 2023 Senior Notes (each as described in Note 14 above), contain covenants that restrict the Company from issuing dividends.

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

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2017:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2016	3,367,871	$18.45
Granted	3,454,579	12.34
Vested	(1,040,529)	16.86
Forfeited	(440,874)	17.46
Outstanding as of September 30, 2017	5,341,047	$14.89

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Units

The following table summarizes performance stock unit awards (“PSUs”) activity for the nine months ended September 30, 2017:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2016	12,045,656
Vested	(25,000)	$12.36	0.0%	$13.30
Forfeited	(238,336)	10.86	7.5%	10.04
Outstanding as of September 30, 2017	11,782,320

All outstanding PSUs were granted in 2015 and 2016 and may vest if the Company’s total compounded annual shareholder rate of return (“TSR”) over three performance measurement periods summarized below equals or exceeds a minimum of 15%.

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

For the Nine Months Ended September 30,
	2017	2016
Valuation date stock price	N/A	$17.72 - $21.07
Expected volatility	N/A	76.8% - 77.6%
Risk free rate	N/A	1.0% - 1.2%

The average estimated fair value of each outstanding PSU is as follows (allocated between groupings based on grant-date classification):

	Number of Units	Weighted Average Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Executive committee members	8,889,656	$15.15	18.9%	$12.29
Non-executive committee members	2,892,664	13.78	7.3%	12.77
	11,782,320	$14.82	16.3%	$12.41

During the nine months ended September 30, 2017 and 2016, the Company recorded an expense of $37.0 million and $36.1 million, respectively, related to PSUs.

Cash Long-Term Incentive Program

On November 5, 2014, the compensation committee of the Company’s board of directors approved a performance cash long-term incentive program for the members of the Company’s executive committee and executive leadership team, including its executive officers (the “Cash Bonus Program”). Participants in the Cash Bonus Program were eligible for a specified cash bonus. The Cash Bonus Program pool funding of approximately $15.8 million was determined based on the Company’s actual TSR over the period from November 5, 2014 to May 6, 2015, and the bonus could be earned and payable only if the TSR for the period from November 5, 2014 to November 4, 2017 was greater than 15%. The portion of the total bonus pool payable to individual participants was based on allocations established by the Company’s compensation committee. Participants must have remained employed by the Company through November 4, 2017 unless a participant’s earlier departure from employment was due to death, disability, termination without cause or a change in control transaction. Bonus payments under the Cash Bonus Program, if any, were to be made after November 4, 2017. Subsequent to September 30, 2017, the TSR did not exceed the minimum target requirement of 15% and the Cash Bonus Program expired without payment.

The Company accounted for the Cash Bonus Program under the liability method in accordance with ASC 718. Because vesting of the bonus pool was dependent upon the attainment of a VWAP of $18.37 or higher over the twenty trading days ending November 4, 2017, the Cash Bonus Program was considered to be subject to a “market condition” for the purposes of ASC 718. ASC 718 required the impact of the market condition to be considered when estimating the fair value of the bonus pool. As a result, the Monte Carlo simulation model was applied and the fair value was revalued at each reporting period. As of September 30, 2017 and December 31, 2016, the estimated fair value was zero and $4.8 million, respectively. For the nine months ended September 30, 2017, the Company recorded a reduction in the expense of $3.5 million to the condensed consolidated statement of comprehensive loss as a result of the valuation of the Cash Bonus Program. The most significant valuation assumptions used as of September 30, 2017 include:

•	Valuation Date Stock Price - $12.68
•

Expected Volatility - The expected volatility assumption of 38.0% is based on the Company’s historical volatility over the 0.10 year period ended September 30, 2017, based upon daily stock price observations.

•	Risk Free Rate - 1.07%, which is based upon the yield on U.S. Treasury Separate Trading of Registered Interest and Principal Securities with a remaining term of 0.10 years as of September 30, 2017.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Cost of goods sold	$1,696	$—
Research and development	6,613	6,845
Selling, general and administrative	79,626	78,076
Total share-based compensation expense	$87,935	$84,921

During the year ended December 31, 2016, no material income tax benefit was recognized relating to share-based compensation expense and no tax benefits were realized from exercised stock options and vested restricted stock units, due to the Company’s net loss position prior to the adoption of ASU No. 2016-09. After the adoption of ASU No. 2016-09, during the three and nine months ended September 30, 2017, no material income tax benefit or detriment was recognized related to share-based compensation resulting from the current share prices in effect at the time of the exercise of stock options and vesting of restricted stock units. As of September 30, 2017, the Company estimates that pre-tax unrecognized compensation expense of $156.5 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the third quarter of 2021. The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

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

The following table presents the expense (benefit) for income taxes for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Loss before expense (benefit) for income taxes	$(56,790)	$(33,617)	$(406,216)	$(68,238)
Expense (benefit) for income taxes	7,181	(27,747)	(42,138)	(31,946)
Net loss	$(63,971)	$(5,870)	$(364,078)	$(36,292)

During the three and nine months ended September 30, 2017, the Company recorded an expense of $7.2 million and a benefit for income taxes of $42.1 million, respectively, compared to a benefit of $27.7 million and $31.9 million during the three and nine months ended September 30, 2016, respectively. The expense for income taxes during the three months ended September 30, 2017 resulted from a change in the mix of pre-tax losses being incurred between high and low tax rate jurisdictions, which decreased the Company’s expected benefit for the full-year 2017, and resulted in a tax expense being recorded during the three months ended September 30, 2017. The increase in benefit for income taxes for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 resulted from an increase in pre-tax losses.

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

NOTE 21 – SUBSEQUENT EVENTS

Amendment to March 2017 Credit Agreement

On October 23, 2017, the Borrowers borrowed approximately $845.8 million aggregate principal amount of loans (the “October 2017 Refinancing Loans”) pursuant to an amendment (the “October 2017 Refinancing Amendment”) to the March 2017 Credit Agreement. The Credit Agreement provides for (i) the October 2017 Refinancing Loans, (ii) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The Credit Agreement allows for the Company and certain of its subsidiaries to become borrowers under incremental or refinancing facilities.

The October 2017 Refinancing Loans were incurred as a separate new class of term loans under the Credit Agreement with substantially the same terms as the March 2017 Refinancing Loans to effectuate a repricing of the March 2017 Refinancing Loans. The October 2017 Refinancing Loans bear interest, at the Borrowers’ option, at a rate equal to either LIBOR plus an applicable margin of 3.25% per year (subject to a LIBOR floor of 1.00%), or the adjusted base rate plus 2.25%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1.00%, (b) prime rate, (c) fed funds plus 0.5%, and (d) 2.00%. The Borrowers used the proceeds of the October 2017 Refinancing Loans to repay the March 2017 Refinancing Loans, which totaled approximately $845.8 million.

The obligations under the Credit Agreement (including obligations in respect of the October 2017 Refinancing Loans) and any swap obligations and cash management obligations owing to a lender (or an affiliate of a lender) thereunder are guaranteed by the Company and each of the Company’s existing and subsequently acquired or formed direct and indirect subsidiaries (other than certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law). The obligations under the Credit Agreement (including obligations in respect of the October 2017 Refinancing Loans) and any such swap and cash management obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Borrowers and the guarantors, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Borrowers and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Borrowers, to 65% of the capital stock of such subsidiaries).

Borrowers under the Credit Agreement are permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium, except that with respect to the October 2017 Refinancing Loans, a 1.00% premium will apply to a repayment of the October 2017 Refinancing Loans in connection with a repricing of, or any amendment to the Credit Agreement in a repricing of, such loans effected on or prior to the date that is six months following October 23, 2017. The Borrowers are required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of the Company’s excess cash flow (subject to decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively). The October 2017 Refinancing Loans will amortize in equal quarterly installments beginning on December 31, 2017 in an aggregate annual amount equal to 1.00% of the original principal amount of the March 2017 Refinancing Loans (i.e. $850.0 million), with any remaining balance payable on March 29, 2024, the final maturity date of the October 2017 Refinancing Loans.

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

OVERVIEW

Unless otherwise indicated or the context otherwise requires, references to “we”, “us” and “our” refer to Horizon Pharma plc and its consolidated subsidiaries.

Beginning in the first quarter of 2017, we modified our presentation of certain operating expenses. Previously, we presented “general and administrative” expenses as one line item in our condensed consolidated statement of comprehensive loss, and “selling and marketing” expenses as another. For current-period presentation and prior-period comparisons, we now combine these two line items into one line item, titled “selling, general and administrative” expenses.

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

On June 23, 2017, we sold our European subsidiary which owned the marketing rights to PROCYSBI and QUINSAIR in Europe, the Middle East and Africa, or EMEA, regions, or the Chiesi divestiture, to Chiesi Farmaceutici S.p.A., or Chiesi, for an upfront payment of $72.2 million, which reflects $3.1 million of cash divested, and subject to other customary purchase price adjustments for working capital, with additional potential milestone payments based on sales thresholds.

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

On December 8, 2016, we announced that the Phase 3 trial, Safety, Tolerability and Efficacy of ACTIMMUNE Dose Escalation in Friedreich’s Ataxia study, or STEADFAST, evaluating ACTIMMUNE for the treatment of Friedreich’s ataxia, or FA, did not meet its primary endpoint of a statistically significant change from baseline in the modified Friedreich’s Ataxia Rating Scale at twenty-six weeks versus treatment with placebo and that the secondary endpoints did not meet statistical significance. No new safety findings were identified on initial review of data other than those already noted in the ACTIMMUNE prescribing information for approved indications. We, in conjunction with the independent Data Safety Monitoring Board, the principal investigator and the Friedreich’s Ataxia Research Alliance Collaborative Clinical Research Network in FA, determined that, based on the trial results, the STEADFAST program would be discontinued, including the twenty-six week extension study and the long-term safety study.

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

Orphan Business Unit

Our marketed rare disease medicines in our orphan business unit are ACTIMMUNE, BUPHENYL, PROCYSBI, QUINSAIR and RAVICTI. Our strategy for RAVICTI is to drive growth through increased awareness and diagnosis of urea cycle disorders and to drive conversion from older-generation nitrogen scavengers to RAVICTI, based on the medicine’s differentiated benefits. With respect to PROCYSBI, our strategy is to drive conversion of patients from older-generation immediate-release capsules of cysteamine bitartrate, increase the uptake of diagnosed but untreated patients and to identify previously undiagnosed patients who are suitable for treatment. Although we no longer have EMEA marketing rights to PROCYSBI and QUINSAIR after the Chiesi divestiture, we retain marketing rights for both medicines in the United States, Canada, Latin America and Asia. Our strategy with respect to ACTIMMUNE includes driving growth by increasing awareness and diagnosis of chronic granulomatous disease, increasing the length of treatment, establishing ACTIMMUNE as a cornerstone for treatment for a broader range of patients and evaluating opportunities for combination therapy with PD-1 and PD-L1 inhibitors in treatment of certain cancers through investigator-initiated studies.

With our May 2017 acquisition of River Vision, we added the late-stage rare disease biologic medicine candidate teprotumumab to our pipeline. Teprotumumab, which successfully completed a Phase 2 clinical trial, targets the treatment of moderate-to-severe thyroid eye disease, a debilitating autoimmune condition that presents in patients with Graves’ disease. Our strategy for teprotumumab is to support its continued clinical development and pursue regulatory approval. The River Vision acquisition further demonstrates our commitment to rare disease medicines and expands and diversifies our rare disease medicine pipeline to support sustainable longer-term growth. Our Phase 3 clinical trial evaluating teprotumumab for the treatment of moderate-to-severe active thyroid eye disease was initiated during the fourth quarter of 2017.

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

We market our medicines in the United States through our field sales force, which numbered approximately 420 representatives across our three business units as of September 30, 2017.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2017 and 2016

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

	For the Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Net sales	$271,646	$208,702	$62,944
Cost of goods sold	125,517	85,161	40,356
Gross profit	146,129	123,541	22,588
Operating expenses:
Research and development	17,928	12,814	5,114
Selling, general and administrative	153,952	132,049	21,903
Total operating expenses	171,880	144,863	27,017
Operating loss	(25,751)	(21,322)	(4,429)
Other expense, net:
Interest expense, net	(31,706)	(19,066)	(12,640)
Foreign exchange gain (loss)	275	(108)	383
Gain on divestiture	112	—	112
Other income, net	280	6,879	(6,599)
Total other expense, net	(31,039)	(12,295)	(18,744)
Loss before expense (benefit) for income taxes	(56,790)	(33,617)	(23,173)
Expense (benefit) for income taxes	7,181	(27,747)	34,928
Net loss	$(63,971)	$(5,870)	$(58,101)

Net sales. Net sales increased $62.9 million, or 30%, to $271.6 million during the three months ended September 30, 2017, from $208.7 million during the three months ended September 30, 2016.

The following table presents a summary of net sales attributed to geographic sources for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$267,906	99%	$204,302	98%
Rest of world	3,740	1%	4,400	2%
Net sales	$271,646		$208,702

The following table reflects net sales by medicine for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change	Change
	2017	2016	$	%
	(in thousands)
RAVICTI	$50,972	$42,176	$8,796	21%
PENNSAID 2%	48,262	80,199	(31,937)	(40%)
KRYSTEXXA	42,752	25,542	17,210	67%
PROCYSBI	33,574	—	33,574	*
DUEXIS	31,619	47,615	(15,996)	(34%)
ACTIMMUNE	29,175	24,915	4,260	17%
VIMOVO	15,056	32,839	(17,783)	(54%)
RAYOS	14,591	13,419	1,172	9%
BUPHENYL	3,650	4,341	(691)	(16%)
MIGERGOT	1,142	1,154	(12)	(1%)
LODOTRA	744	1,502	(758)	(50%)
QUINSAIR	109	—	109	*
Litigation settlement	—	(65,000)	65,000	*
Net sales	$271,646	$208,702	$62,944	30%

*	Percentage change is not meaningful.

Net sales were higher during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the $65.0 million litigation settlement with Express Scripts, Inc., or Express Scripts, recorded during the three months ended September 30, 2016, the recognition of PROCYSBI sales following the acquisition of Raptor in October 2016 and higher net sales of KRYSTEXXA and RAVICTI, offset by lower net sales of PENNSAID 2%, VIMOVO and DUEXIS.

RAVICTI. Net sales increased $8.8 million, or 21%, to $51.0 million during the three months ended September 30, 2017, from $42.2 million during the three months ended September 30, 2016. Net sales in the United States increased by approximately $7.8 million, which was composed of $5.0 million resulting from prescription volume growth and $2.8 million due to higher net pricing. Net sales outside the United States increased by approximately $1.0 million primarily due to higher sales volume.

PENNSAID 2%. Net sales decreased $31.9 million, or 40%, to $48.3 million during the three months ended September 30, 2017, from $80.2 million during the three months ended September 30, 2016. Net sales decreased by approximately $27.5 million due to lower net pricing and approximately $4.4 million resulting from lower prescription volume.

KRYSTEXXA. Net sales increased $17.2 million, or 67%, to $42.8 million during the three months ended September 30, 2017, from $25.6 million during the three months ended September 30, 2016. Net sales increased by approximately $11.3 million resulting from prescription volume growth and approximately $5.9 million due to higher net pricing.

PROCYSBI. Net sales were $33.6 million during the three months ended September 30, 2017. We began recognizing PROCYSBI sales following our acquisition of Raptor in October 2016.

DUEXIS. Net sales decreased $16.0 million, or 34%, to $31.6 million during the three months ended September 30, 2017, from $47.6 million during the three months ended September 30, 2016. Net sales decreased by approximately $14.8 million due to lower net pricing and approximately $1.2 million resulting from lower prescription volume.

ACTIMMUNE. Net sales increased $4.3 million, or 17%, to $29.2 million during the three months ended September 30, 2017, from $24.9 million during the three months ended September 30, 2016. Net sales increased by approximately $3.7 million due to higher net pricing and approximately $0.6 million resulting from prescription volume growth.

VIMOVO. Net sales decreased $17.8 million, or 54%, to $15.1 million during the three months ended September 30, 2017, from $32.9 million during the three months ended September 30, 2016. Net sales decreased by approximately $11.9 million due to lower net pricing and approximately $5.9 million resulting from lower prescription volume.

RAYOS. Net sales increased $1.2 million, or 9%, to $14.6 million during the three months ended September 30, 2017, from $13.4 million during the three months ended September 30, 2016. Net sales increased by approximately $3.4 million resulting from prescription volume growth, offset by a decrease of approximately $2.2 million due to lower net pricing.

BUPHENYL. Net sales decreased $0.7 million, or 16%, to $3.7 million during the three months ended September 30, 2017, from $4.4 million during the three months ended September 30, 2016. Net sales decreased by approximately $1.4 million resulting from lower prescription volume, offset by an increase of $0.7 million due to higher net pricing.

MIGERGOT. Net sales were $1.1 million during the three months ended September 30, 2017 and during the three months ended September 30, 2016. Net sales decreased by approximately $0.1 million resulting from lower prescription volume, offset by an increase of approximately $0.1 million due to higher net pricing.

LODOTRA. Net sales decreased $0.8 million, or 50%, to $0.7 million during the three months ended September 30, 2017, from $1.5 million during the three months ended September 30, 2016. The decrease was the result of decreased medicine shipments to our European distribution partner, Mundipharma International Corporation Limited, or Mundipharma. LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

QUINSAIR. Net sales were $0.1 million during the three months ended September 30, 2017. We began recognizing QUINSAIR sales following our acquisition of Raptor in October 2016. Net sales during the three months ended September 30, 2017 relate to sales in Canada and Latin America, as our QUINSAIR sales in EMEA ceased following the Chiesi divestiture in June 2017.

In September 2016, we entered into a settlement agreement and mutual release with Express Scripts pursuant to which we and Express Scripts were released from any and all claims relating to our then ongoing litigation without admitting any fault or wrongdoing and we agreed to pay Express Scripts $65.0 million. This settlement was accounted for as a reduction of net sales in the condensed consolidated statement of comprehensive loss for the three months ended September 30, 2016.

The table below reconciles our gross to net sales for the three months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$1,002.1	100.0%	$865.9	100.0%
Adjustments to gross sales:
Prompt pay discounts	(19.9)	(2.0)%	(16.7)	(1.9)%
Medicine returns	(10.0)	(1.0)%	(9.1)	(1.1)%
Co-pay and other patient assistance	(449.2)	(44.8)%	(458.4)	(52.9)%
Wholesaler fees and commercial rebates	(168.4)	(16.8)%	(30.2)	(3.5)%
Government rebates and chargebacks	(83.0)	(8.3)%	(77.8)	(9.0)%
Litigation settlement	—	—	(65.0)	(7.5)%
Total adjustments	(730.5)	(72.9)%	(657.2)	(75.9)%
Net sales	$271.6	27.1%	$208.7	24.1%

During the three months ended September 30, 2017, wholesaler fees and commercial rebates, as a percentage of gross sales, increased to 16.8% from 3.5% during the three months ended September 30, 2016, and co-pay and other patient assistance, as a percentage of gross sales, decreased to 44.8% from 52.9% during the three months ended September 30, 2016. During the second half of 2016, we entered into business arrangements with PBMs and other payers in an effort to secure formulary status and reimbursement of our medicines, such as our arrangements with Express Scripts, CVS Caremark and Prime Therapeutics LLC, which resulted in lower co-pay and other patient assistance costs as a percentage of gross sales during the three months ended September 30, 2017. The mix of PBM healthcare plans that adopted our primary care medicines onto their formulary during 2017 was more heavily weighted towards those plans for which we pay a higher commercial rebate. In addition, we also experienced a higher rate of managed care control in our non-contracted business, which resulted in significantly lower net pricing during the three months ended September 30, 2017 when compared to the three months ended September 30, 2016.

Cost of Goods Sold. Cost of goods sold increased $40.4 million to $125.5 million during the three months ended September 30, 2017, from $85.1 million during the three months ended September 30, 2016. As a percentage of net sales, cost of goods sold was 46.2% during the three months ended September 30, 2017, compared to 40.8% during the three months ended September 30, 2016. The increase in cost of goods sold was primarily attributable to a $17.9 million increase in intangible amortization expense, a $9.9 million increase in inventory step-up expense, a $5.7 million increase in drug substance harmonization costs, a $2.9 million increase in royalty accretion and a $2.6 million increase in employee costs.

The increase in intangible amortization of $17.9 million during the three months ended September 30, 2017 compared to the prior year period was primarily due to the amortization of developed technology of $17.7 million related to PROCYSBI, which was acquired in October 2016.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on our gross profit, gross margin percentage and net income (loss) for all affected periods, we disclose balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements. The increase in inventory step-up expense of $9.9 million recorded to cost of goods sold during the three months ended September 30, 2017 compared to the prior year period was due to KRYSTEXXA inventory step-up expense of $21.2 million (acquired in January 2016) recorded during the three months ended September 30, 2017, compared to KRYSTEXXA and MIGERGOT inventory step-up expense of $11.3 million, recorded during the three months ended September 30, 2016.

Research and Development Expenses. Research and development expenses increased $5.1 million to $17.9 million during the three months ended September 30, 2017, from $12.8 million during the three months ended September 30, 2016. The increase was primarily attributable to an increase in costs relating to our research and development projects, including teprotumumab which we acquired with River Vision during the second quarter of 2017. We expect our research and development expenses to increase in future periods as we execute our business strategy of building a pipeline of rare disease medicine candidates and develop those medicine candidates, including the recent initiation of our Phase 3 clinical trial evaluating teprotumumab for the treatment of moderate-to-severe active thyroid eye disease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $21.9 million to $154.0 million during the three months ended September 30, 2017, from $132.1 million during the three months ended September 30, 2016. The increase was primarily attributable to a $14.8 million increase in employee costs related to our growth in headcount and costs following the Raptor acquisition during October 2016, a $5.3 million increase in marketing program costs and a $2.5 million increase in consulting expense.

Interest Expense, Net. Interest expense, net, increased $12.6 million to $31.7 million during the three months ended September 30, 2017, from $19.1 million during the three months ended September 30, 2016. The increase was primarily due to higher borrowings, including our $300.0 million aggregate principal amount of 8.75% Senior Notes due 2024, or the 2024 Senior Notes, in connection with our acquisition of Raptor, and our $850.0 million principal amount of secured loans under our 2017 term loan facility, of which $375.0 million was in connection with our acquisition of Raptor, compared to the $397.0 million principal amount of secured loans from previous borrowings under our senior secured loan facility.

Expense (Benefit) for Income Taxes. During the three months ended September 30, 2017, we recorded an expense for income taxes of $7.2 million compared to a benefit of $27.7 million during the three months ended September 30, 2016. The expense for income taxes during the three months ended September 30, 2017 resulted from a change in the mix of pre-tax losses being incurred between high and low tax rate jurisdictions, which decreased our expected benefit for the full-year 2017 and resulted in a tax expense being recorded during the three months ended September 30, 2017.

In relation to all outstanding performance stock unit awards, or PSUs, if our share price is lower than $31.58, $32.70 and $33.86 for the twenty trading days ending December 23, 2017, March 22, 2018 and June 22, 2018, respectively, approximately $16.4 million, $14.9 million and $13.4 million, respectively, of deferred tax assets related to previously recognized share-based compensation expense related to these PSUs will be charged to income tax expense.

Comparison of Nine Months Ended September 30, 2017 and 2016

The table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

	For the Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Net sales	$782,012	$670,770	$111,242
Cost of goods sold	394,783	243,520	151,263
Gross profit	387,229	427,250	(40,021)
Operating expenses:
Research and development	194,090	36,746	157,344
Selling, general and administrative	509,940	407,563	102,377
Total operating expenses	704,030	444,309	259,721
Operating loss	(316,801)	(17,059)	(299,742)
Other expense, net:
Interest expense, net	(95,297)	(57,752)	(37,545)
Foreign exchange gain (loss)	167	(266)	433
Gain on divestiture	5,968	—	5,968
Loss on debt extinguishment	(533)	—	(533)
Other income, net	280	6,839	(6,559)
Total other expense, net	(89,415)	(51,179)	(38,236)
Loss before benefit for income taxes	(406,216)	(68,238)	(337,978)
Benefit for income taxes	(42,138)	(31,946)	(10,192)
Net loss	$(364,078)	$(36,292)	$(327,786)

Net sales. Net sales increased $111.2 million, or 17%, to $782.0 million during the nine months ended September 30, 2017, from $670.8 million during the nine months ended September 30, 2016.

The following table presents a summary of net sales attributed to geographic sources for nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$757,805	97%	$660,608	98%
Rest of world	24,207	3%	10,162	2%
Total Net Sales	$782,012		$670,770

The following table reflects the components of net sales for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Change	Change
	2017	2016	$	%
	(in thousands)
RAVICTI	$142,086	$118,599	$23,487	20%
PENNSAID 2%	141,094	207,857	(66,763)	(32%)
KRYSTEXXA	112,667	61,570	51,097	83%
PROCYSBI	104,533	—	104,533	*
DUEXIS	92,951	122,780	(29,829)	(24%)
ACTIMMUNE	84,196	80,465	3,731	5%
VIMOVO	41,069	89,710	(48,641)	(54%)
RAYOS	36,492	36,062	430	1%
BUPHENYL	16,205	12,134	4,071	34%
MIGERGOT	3,995	3,196	799	25%
LODOTRA	3,417	3,397	20	1%
QUINSAIR	3,307	—	3,307	*
Litigation settlement	—	(65,000)	65,000	*
Total Net Sales	$782,012	$670,770	$111,242	17%

*	Percentage change is not meaningful.

Net sales were higher during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the $65.0 million litigation settlement with Express Scripts recorded during the nine months ended September 30, 2016, the recognition of PROCYSBI sales following the acquisition of Raptor in October 2016 and higher net sales of KRYSTEXXA and RAVICTI, offset by lower net sales of PENNSAID 2%, VIMOVO and DUEXIS.

RAVICTI. Net sales increased $23.5 million, or 20%, to $142.1 million during the nine months ended September 30, 2017, from $118.6 million during the nine months ended September 30, 2016. Net sales in the United States increased by approximately $21.3 million, which was composed of $16.6 million resulting from prescription volume growth and $4.7 million due to higher net pricing. Net sales outside the United States increased by approximately $2.2 million primarily due to higher sales volume.

PENNSAID 2%. Net sales decreased $66.8 million, or 32%, to $141.1 million during the nine months ended September 30, 2017, from $207.9 million during the nine months ended September 30, 2016. Net sales decreased by approximately $54.3 million due to lower net pricing and approximately $12.5 million resulting from lower prescription volume.

KRYSTEXXA. Net sales increased $51.1 million, or 83%, to $112.7 million during the nine months ended September 30, 2017, from $61.6 million during the nine months ended September 30, 2016. Net sales increased by approximately $28.0 million due to prescription volume growth and approximately $23.1 million due to higher net pricing.

PROCYSBI. Net sales were $104.5 million during the nine months ended September 30, 2017. We began recognizing PROCYSBI sales following our acquisition of Raptor in October 2016.

DUEXIS. Net sales decreased $29.8 million, or 24%, to $93.0 million during the nine months ended September 30, 2017, from $122.8 million during the nine months ended September 30, 2016. Net sales decreased by approximately $29.3 million due to lower net pricing and approximately $0.5 million resulting from lower prescription volume.

ACTIMMUNE. Net sales increased $3.7 million, or 5%, to $84.2 million during the nine months ended September 30, 2017, from $80.5 million during the nine months ended September 30, 2016. Net sales increased by approximately $7.9 million due to higher net pricing, offset by a decrease of approximately $4.2 million resulting from lower prescription volume.

VIMOVO. Net sales decreased $48.6 million, or 54%, to $41.1 million during the nine months ended September 30, 2017, from $89.7 million during the nine months ended September 30, 2016. Net sales decreased by approximately $32.4 million due to lower net pricing and approximately $16.2 million resulting from lower prescription volume.

RAYOS. Net sales increased $0.4 million, or 1%, to $36.5 million during the nine months ended September 30, 2017, from $36.1 million during the nine months ended September 30, 2016. Net sales increased by approximately $11.3 million resulting from prescription volume growth, offset by a decrease of approximately $10.9 million due to lower net pricing.

BUPHENYL. Net sales increased $4.1 million, or 34%, to $16.2 million during the nine months ended September 30, 2017, from $12.1 million during the nine months ended September 30, 2016. Net sales increased by approximately $6.1 million due to higher net pricing, offset by a decrease of approximately $2.0 million resulting from lower prescription volume.

MIGERGOT. Net sales increased $0.8 million, or 25%, to $4.0 million during the nine months ended September 30, 2017, from $3.2 million during the nine months ended September 30, 2016. Net sales increased by approximately $1.0 million due to higher net pricing, offset by a decrease of approximately $0.2 million resulting from lower prescription volume.

LODOTRA. Net sales were $3.4 million during each of the nine months ended September 30, 2017 and 2016.

QUINSAIR. Net sales were $3.3 million during the nine months ended September 30, 2017. We began recognizing QUINSAIR sales following our acquisition of Raptor in October 2016. Our sales of QUINSAIR in EMEA ceased following the Chiesi divestiture in June 2017.

In September 2016, we entered into a settlement agreement and mutual release with Express Scripts pursuant to which we and Express Scripts were released from any and all claims relating to our then ongoing litigation without admitting any fault or wrongdoing and we agreed to pay Express Scripts $65.0 million. This settlement was accounted for as a reduction of net sales in the condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2016.

The table below reconciles our gross to net sales for the nine months ended September 30, 2017 and 2016 (in millions):

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$3,002.4	100.0%	$2,350.5	100.0%
Adjustments to gross sales:
Prompt pay discounts	(59.7)	(2.0)%	(46.8)	(2.0)%
Medicine returns	(35.8)	(1.2)%	(9.3)	(0.4)%
Co-pay and other patient assistance	(1,406.6)	(46.9)%	(1,275.2)	(54.3)%
Wholesaler fees and commercial rebates	(477.7)	(15.9)%	(85.0)	(3.6)%
Government rebates and chargebacks	(240.6)	(8.0)%	(198.4)	(8.4)%
Litigation settlement	—	—	(65.0)	(2.8)%
Total adjustments	(2,220.4)	(74.0)%	(1,679.7)	(71.5)%
Net sales	$782.0	26.0%	$670.8	28.5%

During the nine months ended September 30, 2017, wholesaler fees and commercial rebates, as a percentage of gross sales, increased to 15.9% from 3.6% during the nine months ended September 30, 2016, and co-pay and other patient assistance, as a percentage of gross sales, decreased to 46.9% from 54.3% during the nine months ended September 30, 2016. During the second half of 2016, we entered into business arrangements with PBMs and other payers in an effort to secure formulary status and reimbursement of our medicines, such as our arrangements with Express Scripts, CVS Caremark and Prime Therapeutics LLC, which resulted in lower co-pay and other patient assistance costs as a percentage of gross sales during the nine months ended September 30, 2017. The mix of PBM healthcare plans that adopted our primary care medicines onto their formulary during 2017 was more heavily weighted towards those plans for which we pay a higher commercial rebate. In addition, we also experienced a higher rate of managed care control in our non-contracted business, which resulted in significantly lower net pricing during the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016.

Cost of Goods Sold. Cost of goods sold increased $151.3 million to $394.8 million during the nine months ended September 30, 2017, from $243.5 million during the nine months ended September 30, 2016. As a percentage of net sales, cost of goods sold was 50.5% during the nine months ended September 30, 2017 compared to 36.3% during the nine months ended September 30, 2016. The increase in cost of goods sold was primarily attributable to a $67.8 million increase in inventory step-up expense, an increase in intangible amortization expense of $56.9 million, a $10.7 million increase in drug substance harmonization costs, a higher royalty accretion expense of $9.6 million and a $7.0 million increase in employee costs, partially offset by a reduction of $2.7 million in cost of goods sold following a reduction in our excess inventory purchase commitments with Boehringer Ingelheim.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on our gross profit, gross margin percentage and net income (loss) for all affected periods, we disclose balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements. The increase in inventory step-up expense of $67.8 million recorded to cost of goods sold during the nine months ended September 30, 2017 compared to the prior year period was due to KRYSTEXXA inventory step-up expense of $54.9 million (acquired in January 2016) and PROCYSBI and QUINSAIR inventory step-up expense of $40.8 million (acquired in October 2016) recorded during the nine months ended September 30, 2017 compared to KRYSTEXXA and MIGERGOT inventory step-up expense of $27.9 million recorded during the nine months ended September 30, 2016.

The increase in intangible amortization of $56.9 million during the nine months ended September 30, 2017 compared to the prior year period was primarily due to the amortization of developed technology of $55.3 million related to PROCYSBI (acquired in October 2016).

Research and Development Expenses. Research and development expenses increased $157.3 million to $194.1 million during the nine months ended September 30, 2017, from $36.8 million during the nine months ended September 30, 2016. The increase was primarily attributable to $147.7 million related to the acquisition of River Vision during the nine months ended September 30, 2017. Pursuant to ASC 805 (as amended by ASU No. 2017-01), we accounted for the River Vision acquisition as the purchase of an in-process research and development asset and, pursuant to ASC 730, recorded the purchase price as a research and development expense during the nine months ended September 30, 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $102.4 million to $509.9 million during the nine months ended September 30, 2017, from $407.5 million during the nine months ended September 30, 2016. The increase was primarily attributable to an increase of $30.2 million in employee costs related to our growth in headcount and costs following the Raptor acquisition during October 2016, an increase of $24.0 million in marketing program costs, $22.3 million paid to Boehringer Ingelheim International upon closing of the acquisition of certain rights to interferon gamma-1b during the nine months ended September 30, 2017 and an increase of $15.2 million in consulting costs.

Interest Expense, Net. Interest expense, net, increased $37.5 million to $95.3 million during the nine months ended September 30, 2017, from $57.8 million during the nine months ended September 30, 2016. The increase was primarily due to higher borrowings, including our $300.0 million aggregate principal amount of 2024 Senior Notes, in connection with our acquisition of Raptor, and our $850.0 million principal amount of secured loans under our 2017 term loan facility, of which $375.0 million was in connection with our acquisition of Raptor, compared to the $397.0 million principal amount of secured loans from previous borrowings under our senior secured loan facility.

Gain on divestiture. During the nine months ended September 30, 2017, we completed the Chiesi divestiture for an upfront payment of $72.2 million, which reflects $3.1 million of cash divested, and subject to other customary purchase price adjustments for working capital, with additional potential milestone payments based on sales thresholds, and we recorded a gain of $6.0 million on the divestiture.

Loss on Debt Extinguishment. During the nine months ended September 30, 2017, we entered into a refinancing amendment for our term loans. We accounted for a portion of the repayment as a debt extinguishment and recorded a loss on debt extinguishment of $0.5 million in the condensed consolidated statements of comprehensive loss, which reflected the write-off of the unamortized portion of debt discount and deferred financing costs previously incurred and a one percent prepayment penalty fee.

Benefit for Income Taxes. During the nine months ended September 30, 2017, we recorded a benefit for income taxes of $42.1 million compared to $31.9 million during the nine months ended September 30, 2016. The increase in benefit for income taxes during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily resulted from an increase in pre-tax losses.

In relation to all outstanding PSUs, if our share price is lower than $31.58, $32.70 and $33.86 for the twenty trading days ending December 23, 2017, March 22, 2018 and June 22, 2018, respectively, approximately $16.4 million, $14.9 million and $13.4 million, respectively, of deferred tax assets related to previously recognized share-based compensation expense related to these PSUs will be charged to income tax expense.

NON-GAAP FINANCIAL MEASURES

Non-GAAP adjusted net sales, EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures. These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability. Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, an upfront fee for a license of a patent, drug substance harmonization costs, fees related to term loan refinancing, Primary Care business unit realignment costs and the Express Scripts litigation settlement amount, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, remeasurement of royalties for medicines acquired through business combinations, royalty accretion, non-cash interest expense, non-current asset impairment charges, gain on divestiture and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures. We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical and expected 2017 financial results and trends and to facilitate comparisons between periods and with respect to projected information. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net sales to non-GAAP adjusted net sales, reported GAAP net loss to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, are as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP Net Sales	$271,646	$208,702	$782,012	$670,770
Litigation settlement	—	65,000	—	65,000
Non-GAAP Adjusted Net Sales	$271,646	$273,702	$782,012	$735,770

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP Net Loss	$(63,971)	$(5,870)	$(364,078)	$(36,292)
Depreciation	1,476	1,183	5,037	3,266
Amortization, accretion and step-up:
Intangible amortization expense	68,666	50,757	208,118	151,199
Accretion of royalty liabilities	12,720	9,734	38,415	28,762
Amortization of deferred revenue	(225)	(212)	(636)	(631)
Inventory step-up expense	21,170	11,305	95,659	27,853
Interest expense, net (including amortization of debt discount and deferred financing costs)	31,706	19,066	95,297	57,752
Expense (benefit) for income taxes	7,181	(27,747)	(42,138)	(31,946)
EBITDA	78,723	58,216	35,674	199,963
Other non-GAAP adjustments:
Remeasurement of royalties for medicines acquired through business combinations	—	—	(2,944)	—
Acquisition/divestiture-related costs	5,561	5,159	168,985	16,456
Upfront fee for license of global patent	—	—	—	2,000
Primary Care business unit realignment costs	(290)	—	4,903	—
Gain on divestiture	(112)	—	(5,968)	—
Loss on debt extinguishment	—	—	533	—
Fees related to term loan refinancing	16	—	4,114	—
Share-based compensation	31,698	29,312	87,935	84,921
Charges relating to discontinuation of Friedreich's ataxia program (1)	(1,116)	—	18,051	—
Drug substance harmonization costs (2)	5,654	—	10,698	—
Royalties for medicines acquired through business combinations	(12,031)	(9,564)	(34,970)	(27,159)
Reversal of pre-acquisition reserve upon signing of contract	—	(6,900)	—	(6,900)
Litigation settlement	—	65,000	—	65,000
Total of other non-GAAP adjustments	29,380	83,007	251,337	134,318
Adjusted EBITDA	$108,103	$141,223	$287,011	$334,281

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP Net Loss	$(63,971)	$(5,870)	$(364,078)	$(36,292)
Non-GAAP Adjustments:
Remeasurement of royalties for medicines acquired through business combinations	—	—	(2,944)	—
Acquisition/divestiture-related costs	5,561	5,159	168,985	16,456
Upfront fee for license of global patent	—	—	—	2,000
Fees related to term loan refinancing	16	—	4,114	—
Primary Care business unit realignment costs	(290)	—	4,903	—
Gain on divestiture	(112)	—	(5,968)	—
Loss on debt extinguishment	—	—	533	—
Amortization, accretion and step-up:
Intangible amortization expense	68,666	50,757	208,118	151,199
Amortization of debt discount and deferred financing costs	5,234	4,537	15,863	13,469
Accretion of royalty liabilities	12,720	9,734	38,415	28,762
Inventory step-up expense	21,170	11,305	95,659	27,853
Share-based compensation	31,698	29,312	87,935	84,921
Depreciation expense	1,476	1,183	5,037	3,266
Charges relating to discontinuation of Friedreich's ataxia program (1)	(1,116)	—	18,051	—
Drug substance harmonization costs (2)	5,654	—	10,698	—
Litigation settlement	—	65,000	—	65,000
Royalties for medicines acquired through business combinations	(12,031)	(9,564)	(34,970)	(27,159)
Reversal of pre-acquisition reserve upon signing of contract	—	(6,900)	—	(6,900)
Total pre-tax non-GAAP adjustments	138,646	160,523	614,429	358,867
Income tax effect of pre-tax non-GAAP adjustments (3)	(31,548)	(39,180)	(103,923)	(74,518)
Total non-GAAP adjustments	107,098	121,343	510,506	284,349
Non-GAAP Net Income	$43,127	$115,473	$146,428	$248,057
Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	163,447,208	161,038,827	162,810,551	160,472,530

Non-GAAP Earnings Per Share – Basic
GAAP loss per share – Basic	$(0.39)	$(0.04)	$(2.24)	$(0.23)
Non-GAAP adjustments	0.65	0.76	3.14	1.78
Non-GAAP earnings per share – Basic	$0.26	$0.72	$0.90	$1.55

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	163,447,208	161,038,827	162,810,551	160,472,530
Ordinary share equivalents	2,346,684	3,868,212	2,510,909	3,763,984
Weighted average ordinary shares – Diluted	165,793,892	164,907,039	165,321,460	164,236,514

Non-GAAP Earnings Per Share – Diluted
GAAP loss per share – Diluted	$(0.39)	$(0.04)	$(2.24)	$(0.23)
Non-GAAP adjustments	0.65	0.75	3.14	1.77
Diluted earnings per share effect of ordinary share equivalents	—	(0.01)	(0.01)	(0.03)
Non-GAAP earnings per share – Diluted	$0.26	$0.70	$0.89	$1.51

(1)

Charges relating to discontinuation of Friedreich’s ataxia program of $18.1 million for the nine months ended September 30, 2017, include $22.3 million relating to the impairment of a non-current asset recorded following payment to Boehringer Ingelheim International for the acquisition of certain rights to interferon gamma-1b, a $2.7 million reduction in “cost of goods sold”, relating to the renegotiation of a contract with Boehringer Ingelheim related to the purchase of additional units of ACTIMMUNE and a reduction of $1.5 million to “research and development expenses” reflecting lower costs than previously estimated to be incurred to discontinue the STEADFAST study.

(2)

During the year ended December 31, 2016, we committed to spend $14.9 million related to the harmonization of the manufacturing processes for ACTIMMUNE and IMUKIN drug substance. During the three and nine months ended September 30, 2017, we incurred $5.7 million and $12.2 million, respectively, of this spend, including costs of $5.7 million and $10.7 million, respectively, that qualify for exclusion in our non-GAAP financial measures under our non-GAAP cost policy.

(3)	Adjustment to the GAAP tax benefit for the estimated tax impact of each non-GAAP adjustment is based on the statutory tax rate of the applicable jurisdictions for each non-GAAP adjustment.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of September 30, 2017, we had an accumulated deficit of $1,205.9 million. We do not expect our current operations to achieve operating profitability in 2017 and expect to fund our operations for the remainder of 2017 primarily through net sales and available cash resources.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several quarters. As of September 30, 2017, we had $625.0 million in cash and cash equivalents and total debt with a book value of $1,897.6 million and face value of $2,022.9 million. Cash at September 30, 2017 reflects our use of cash on hand of approximately $145.6 million, net of $6.3 million of cash acquired, to fund our acquisition of River Vision on May 8, 2017 and $32.5 million paid during the nine months ended September 30, 2017 in relation to the litigation settlement with Express Scripts, and includes $69.1 million received following the Chiesi divestiture in June 2017, net of cash divested. We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next twelve months from the issuance of these financial statements. Part of our strategy is to expand and leverage our commercial capabilities and to develop a pipeline of rare disease medicine candidates by identifying, developing, acquiring and commercializing differentiated and accessible medicines that address unmet medical needs. To the extent we enter into transactions to acquire medicines or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings.

On October 23, 2017, Horizon Pharma, Inc., or HPI, our wholly owned subsidiary, and Horizon Pharma USA, Inc., our wholly owned subsidiary, or HPUSA, and together with HPI in such capacity, the Borrowers, borrowed approximately $845.8 million aggregate principal amount of loans, or the October 2017 Refinancing Loans, pursuant to an amendment, or the October 2017 Refinancing Amendment, to the Credit Agreement, dated as of May 7, 2015, by and among the Borrowers, us and certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016 , or the 2016 Credit Agreement, and Amendment No. 2, dated March 29, 2017, or the March 2017 Credit Agreement. As used herein, all references to the “Credit Agreement” are references to the March 2017 Credit Agreement, as amended by the October 2017 Refinancing Amendment.

The October 2017 Refinancing Loans were incurred as a separate new class of term loans under the Credit Agreement with substantially the same terms as the previously outstanding senior secured term loans incurred on March 29, 2017 under the March 2017 Credit Agreement, or the October 2017 Refinanced Loans, to effectuate a repricing of the October 2017 Refinanced Loans. The Borrowers used the proceeds of the October 2017 Refinancing Loans to repay the October 2017 Refinanced Loans, which totaled approximately $845.8 million. The October 2017 Refinancing Loans bear interest, at the Borrowers’ option, at a rate equal to either the London Inter-Bank Offer Rate, or LIBOR, plus an applicable margin of 3.25% per year (subject to a LIBOR floor of 1.0%), or the adjusted base rate plus 2.25%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus 0.5%, and (d) 2%. The Credit Agreement provides for (i) the October 2017 Refinancing Loans, (ii) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The Credit Agreement allows for us and certain of our subsidiaries to become borrowers under incremental or refinancing facilities.

The obligations under the Credit Agreement (including obligations in respect of the October 2017 Refinancing Loans) and any swap obligations and cash management obligations owing to a lender (or an affiliate of a lender) thereunder are guaranteed by us and each of our existing and subsequently acquired or formed direct and indirect subsidiaries (other than certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law). The obligations under the Credit Agreement (including obligations in respect of the October 2017 Refinancing Loans) and any such swap and cash management obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Borrowers and the guarantors, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Borrowers and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Borrowers, to 65% of the capital stock of such subsidiaries). The Borrowers and the guarantors under the Credit Agreement are individually and collectively referred to herein as a “Loan Party” and the “Loan Parties,” as applicable.

Borrowers under the Credit Agreement are permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium, except that with respect to the October 2017 Refinancing Loans, a 1% premium will apply to a repayment of the October 2017 Refinancing Loans in connection with a repricing of, or any amendment to the Credit Agreement in a repricing of, such loans effected on or prior to the date that is six months following October 23, 2017. The Borrowers are required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of our excess cash flow (subject to decrease to 25% or 0% if our first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively). The October 2017 Refinancing Loans will amortize in equal quarterly installments beginning on December 31, 2017 in an aggregate annual amount equal to 1% of the original principal amount of the October 2017 Refinanced Loans (i.e. $850.0 million), with any remaining balance payable on March 29, 2024, the final maturity date of the October 2017 Refinancing Loans.

We elected to exercise our reinvestment rights under the mandatory prepayment provisions of the March 2017 Credit Agreement with respect to the net proceeds from the Chiesi divestiture. To the extent we do not apply such net proceeds to permitted acquisitions (including the acquisition of rights to products and products lines) and/or the acquisition of capital assets within 365 days of the receipt thereof (or commit to so apply and then apply within 180 days after the end of such 365-day period), we would be required to make a mandatory prepayment under the March 2017 Credit Agreement in an amount equal to the unapplied net proceeds. Until such time, the net proceeds are not legally restricted for use. As of September 30, 2017, we had applied a portion of such net proceeds to the acquisition of additional rights to interferon gamma-1b.

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

We used the net proceeds from the offering of the 2024 Senior Notes as well as $375.0 million principal amount of senior secured term loans incurred in October 2016 under the 2016 Credit Agreement to fund a portion of the acquisition of Raptor, repay Raptor’s outstanding debt, and pay any prepayment premiums, fees and expenses in connection with the foregoing.

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

During the nine months ended September 30, 2017, we issued an aggregate of:

•	270,427 ordinary shares in connection with the exercise of stock options and received $1.8 million in proceeds;
•	660,092 ordinary shares in net settlement of vested restricted stock units;
•	25,000 ordinary shares in net settlement of vested performance stock units; and
•	462,472 ordinary shares pursuant to employee stock purchase plans and received $3.9 million in proceeds.

During the nine months ended September 30, 2017, warrants to purchase an aggregate of 391,500 ordinary shares were exercised and proceeds of $1.8 million were received. In addition, warrants to purchase an aggregate of 704,285 ordinary shares were exercised in cashless exercises, resulting in the issuance of 523,520 ordinary shares. As of September 30, 2017, there were no outstanding warrants to purchase ordinary shares.

During the nine months ended September 30, 2017, we made payments of $5.6 million for employee withholding taxes relating to share-based awards.

In May 2016, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to 5,000,000 of our ordinary shares. In May 2017, our board of directors reauthorized a share repurchase program pursuant to which we may repurchase up to 16,000,000 of our ordinary shares. As of September 30, 2017, we had repurchased 100,000 of our ordinary shares under this repurchase program for total consideration of $1.0 million. The timing and amount of future repurchases, if any, will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, our cash resources, restrictions under the Credit Agreement and market conditions.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows as of and for the nine months ended September 30, 2017 and 2016 (in thousands):

	2017	2016
Cash and cash equivalents	$624,960	$549,303
Cash provided by (used in):
Operating activities	136,995	230,271
Investing activities	(103,209)	(538,432)
Financing activities	77,753	(1,690)

Operating Cash Flows

During the nine months ended September 30, 2017, net cash provided by operating activities was $137.0 million compared to $230.3 million during the nine months ended September 30, 2016. The decrease in net cash provided by operating activities was primarily attributable to cash payments of $74.4 million for interest during the nine months ended September 30, 2017 compared to $39.5 million during the nine months ended September 30, 2016, and $32.5 million paid during the nine months ended September 30, 2017 in relation to the litigation settlement with Express Scripts.

Investing Cash Flows

During the nine months ended September 30, 2017, net cash used in investing activities was $103.2 million compared to $538.4 million during the nine months ended September 30, 2016. The net cash used in investing activities during the nine months ended September 30, 2017 was primarily associated with $146.5 million of payments for the acquisition of River Vision, net of cash acquired, and $22.3 million relating to the payment for certain rights for interferon gamma-1b. This was partially offset by $69.1 million of proceeds received from the Chiesi divestiture, net of cash divested.

Net cash used in investing activities during the nine months ended September 30, 2016 was primarily associated with $514.8 million of payments for the acquisition of Crealta, net of cash acquired, a $5.6 million (€5.0 million) initial payment for rights to interferon gamma-1b and $14.6 million of payments for purchases of property and equipment.

Financing Cash Flows

During the nine months ended September 30, 2017, net cash provided by financing activities was $77.8 million compared to net cash used in financing activities of $1.7 million during the nine months ended September 30, 2016. Net cash provided by financing activities during the nine months ended September 30, 2017 was primarily attributable to the net proceeds of $847.8 million from term loans, offset in part by repayment of term loans of $770.8 million.

Financial Condition as of September 30, 2017 compared to December 31, 2016

Accounts receivable, net. Accounts receivable, net, increased $85.0 million, from $305.7 million as of December 31, 2016 to $390.7 million as of September 30, 2017. The increase was due to growth in gross sales of our medicines.

Inventories, net. Inventories, net, decreased $88.3 million, from $174.8 million as of December 31, 2016 to $86.5 million as of September 30, 2017. The decrease was primarily due to $95.7 million of inventory step-up expense recorded during the nine months ended September 30, 2017 ($54.9 million related to KRYSTEXXA and $40.8 million related to PROCYSBI and QUINSAIR). Additionally, during the nine months ended September 30, 2017, we recorded $3.2 million of inventory step-up expense to gain on divestiture following the sale of inventory to Chiesi in connection with the Chiesi divestiture.

Developed technology, net. Developed technology, net, decreased $254.8 million, from $2,767.2 million as of December 31, 2016 to $2,512.4 million as of September 30, 2017. The decrease was due to the amortization of developed technology of $207.5 million during the nine months ended September 30, 2017 and developed technology with a net book value of $47.3 million disposed of in the Chiesi divestiture.

Goodwill. Goodwill decreased $19.2 million from $445.6 million as of December 31, 2016 to $426.4 million as of September 30, 2017. The decrease was due to $16.3 million written off in connection with the Chiesi divestiture and $2.9 million in measurement period adjustments related to the Raptor acquisition, which were recorded during the nine months ended September 30, 2017.

Other assets. Other assets increased $33.9 million from $2.4 million as of December 31, 2016 to $36.2 million as of September 30, 2017. The increase was primarily due to a royalty reimbursement asset recorded in connection with the Chiesi divestiture during the nine months ended September 30, 2017, which represents the future estimated amount receivable from Chiesi in respect of PROCYSBI and QUINSAIR contingent royalty liabilities.

In relation to all outstanding PSUs, if our share price is lower than $31.58, $32.70 and $33.86 for the twenty trading days ending December 23, 2017, March 22, 2018 and June 22, 2018, respectively, approximately $16.4 million, $14.9 million and $13.4 million, respectively, of deferred tax assets related to previously recognized share-based compensation expense related to these PSUs will be charged to income tax expense.

Accounts payable. Accounts payable decreased $19.7 million, from $52.5 million as of December 31, 2016 to $32.8 million as of September 30, 2017. This decrease was primarily due to timing of invoices.

Accrued expenses. Accrued expenses decreased $20.1 million, from $182.8 million as of December 31, 2016 to $162.7 million as of September 30, 2017. This was primarily due to the payment of $32.5 million during the nine months ended September 30, 2017 pursuant to our settlement agreement with Express Scripts and a decrease of $18.7 million in payroll-related expenses, partially offset by an increase of $20.0 million relating to a contingent consideration liability that was reclassified from other long-term liabilities and an increase of $7.6 million in accrued interest.

Accrued trade discounts and rebates. Accrued trade discounts and rebates increased $138.2 million, from $297.5 million as of December 31, 2016 to $435.7 million as of September 30, 2017. This was primarily due to a $135.7 million increase in accrued wholesaler fees and commercial rebates and a $15.0 million increase in accrued government rebates and chargebacks, partially offset by a $12.5 million decrease in co-pay and other patient assistance costs.

Deferred tax liabilities, net. Deferred tax liabilities, net, decreased $70.5 million, from $296.6 million as of December 31, 2016 to $226.1 million as of September 30, 2017. This was primarily due to the benefit for income taxes of $42.1 million recorded during the nine months ended September 30, 2017 and deferred tax assets of $21.6 million acquired in the River Vision acquisition. Additionally, we prospectively adopted ASU No. 2016-09 on January 1, 2017 and recorded a decrease of $7.2 million in net deferred tax liabilities and a corresponding decrease in accumulated deficit during the nine months ended September 30, 2017.

Other long-term liabilities. Other long-term liabilities increased $21.9 million, from $46.1 million as of December 31, 2016 to $68.0 million as of September 30, 2017. This was primarily due to $26.6 million recorded during the nine months ended September 30, 2017 which represents the fair value of the long-term portion of the contingent liability for royalties potentially payable under previously existing agreements related to PROCYSBI and QUINSAIR on EMEA sales and $21.6 million recorded during the nine months ended September 30, 2017 which represents a deferred credit offsetting the deferred tax assets recorded following the River Vision acquisition, partially offset by a decrease of $20.0 million in relation to a contingent consideration liability that was reclassified to accrued expenses during the nine months ended September 30, 2017.

Long-term debt, net, net of current. Long-term debt, net, net of current increased $77.2 million from $1,501.7 million as of December 31, 2016 to $1,578.9 million as of September 30, 2017. The increase was primarily related to the $850.0 million aggregate principal amount of refinancing loans incurred in March 2017, which replaced the $394.0 million 2015 term loan facility and the $375.0 million 2016 incremental loan facility, resulting in an increase of $81.0 million of principal amount of our outstanding debt. This increase was offset in part by certain charges related to the refinancing loans and amortization of debt discount and deferred financing fees and a repayment of $2.1 million during the nine months ended September 30, 2017.

Contractual Obligations

During the three months ended September 30, 2017, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as disclosed below.

On October 23, 2017, the Borrowers borrowed approximately $845.8 million aggregate principal amount of loans pursuant to the October 2017 Refinancing Amendment. The October 2017 Refinancing Loans were incurred as a separate new class of term loans under the Credit Agreement with substantially the same terms as the October 2017 Refinanced Loans to effectuate a repricing of the October 2017 Refinanced Loans. The Borrowers used the proceeds of the October 2017 Refinancing Loans to repay the October 2017 Refinanced Loans, which totaled approximately $845.8 million. The October 2017 Refinancing Loans bear interest, at the Borrowers’ option, at a rate equal to either LIBOR plus an applicable margin of 3.25% per year (subject to a LIBOR floor of 1.0%), or the adjusted base rate plus 2.25%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus 0.5%, and (d) 2%. The Credit Agreement provides for (i) the October 2017 Refinancing Loans, (ii) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The Credit Agreement allows for us and certain of our subsidiaries to become borrowers under incremental or refinancing facilities.

The obligations under the Credit Agreement (including obligations in respect of the October 2017 Refinancing Loans) and any swap obligations and cash management obligations owing to a lender (or an affiliate of a lender) thereunder are guaranteed by us and each of our existing and subsequently acquired or formed direct and indirect subsidiaries (other than certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law). The obligations under the Credit Agreement (including obligations in respect of the October 2017 Refinancing Loans) and any such swap and cash management obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Borrowers and the guarantors, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Borrowers and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Borrowers, to 65% of the capital stock of such subsidiaries).

Borrowers under the Credit Agreement are permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium, except that with respect to the October 2017 Refinancing Loans, a 1% premium will apply to a repayment of the October 2017 Refinancing Loans in connection with a repricing of, or any amendment to the Credit Agreement in a repricing of, such loans effected on or prior to the date that is six months following October 23, 2017. The Borrowers are required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of our excess cash flow (subject to decrease to 25% or 0% if our first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively). The October 2017 Refinancing Loans will amortize in equal quarterly installments beginning on December 31, 2017 in an aggregate annual amount equal to 1% of the original principal amount of the October 2017 Refinanced Loans (i.e. $850.0 million), with any remaining balance payable on March 29, 2024, the final maturity date of the October 2017 Refinancing Loans.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact a company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of our significant accounting policies is included in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our application of our critical accounting policies during the nine months ended September 30, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 16, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Credit Agreement and our investment in money market accounts which bear a variable interest rate. Loans under the Credit Agreement bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin of 3.25% per annum (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.25%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus 0.5% and (d) 2%. Our approximately $845.8 million of October 2017 Refinancing Loans are based on LIBOR. The current LIBOR rate is 1.25%, and as a result, the interest rate on our borrowings are currently 4.50% per annum.

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

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. As of September 30, 2017 and December 31, 2016, our top three customers accounted for approximately 79% and 78%, respectively, of our total outstanding accounts receivable balances.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. During the three months ended September 30, 2017, as part of the ongoing implementation of our new enterprise resource planning software, we implemented the order-to-cash function. As the implementation occurs, we are changing certain processes and procedures which result in material changes to our internal controls over financial reporting. While we expect the order-to-cash function and these changes to strengthen our internal controls, management will continue to evaluate and monitor our internal controls as processes and procedures in the affected areas evolve.

During the three months ended September 30, 2017, other than continuing changes to our new enterprise resource planning software, as discussed above, there have been no material changes to our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 17, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

With respect to DUEXIS and VIMOVO, studies indicate that physicians do not commonly co-prescribe gastrointestinal, or GI, protective agents to high-risk patients taking nonsteroidal anti-inflammatory drugs, or NSAIDs. We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs regarding the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions. If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS and VIMOVO will be limited. Some physicians may also be reluctant to prescribe DUEXIS or VIMOVO due to the inability to vary the dose of ibuprofen and naproxen, respectively, or if they believe treatment with NSAIDs or GI protective agents other than those contained in DUEXIS and VIMOVO, including those of its competitors, would be more effective for their patients. With respect to each of DUEXIS, PENNSAID 2% w/w, or PENNSAID 2%, RAYOS/LODOTRA, VIMOVO and BUPHENYL, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers. With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to further penetrate this limited market, obtain marketing approval for additional indications and encourage patients and physicians to continue treatment once initiated. With respect to RAVICTI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI and to encourage patients and physicians to continue RAVICTI therapy once initiated. With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales and marketing strategies and life cycle management, including studies designed to test reduction of immunogenicity in KRYSTEXXA, our proposed label update submission to the FDA relating to additional data based on post-marketing studies and our investigator-initiated trial evaluating new approaches to the clinical use of KRYSTEXXA that is expected to begin enrolling patients by the end of 2017, which could expand the patient population and usage of KRYSTEXXA. With respect to MIGERGOT, our ability to sustain sales will depend on the management of inventory levels and the continued awareness of its benefits among physicians. With respect to PROCYSBI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation immediate-release cysteamine therapy to PROCYSBI, to identify additional patients with nephropathic cystinosis and to encourage patients and physicians to continue therapy once initiated. Unless QUINSAIR is approved for marketing in additional countries, our ability to drive growth of this medicine will largely depend on expanding its use in Canada. If our current medicines or any other medicine that we may seek approval for or acquire fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

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

With respect to our primary care medicines DUEXIS, PENNSAID 2% and VIMOVO, our strategy has more recently included entering into rebate agreements with pharmacy benefit managers, or PBMs, for certain of our primary care medicines where we believe the rebates and costs justify expanded formulary access for patients. However, we cannot guarantee that we will be able to secure additional rebate agreements on commercially reasonable terms or that expected volume growth will sufficiently offset the rebates and fees paid to PBMs or that our existing agreements with PBMs will have the intended impact on formulary access. Net pricing for DUEXIS, VIMOVO and PENNSAID 2% was significantly below expectations during the nine months ended September 30, 2017 as a result of higher patient assistance costs, which were due to lower-than-anticipated adoption rates of our primary care medicines onto certain healthcare plan formularies, and higher commercial rebate levels compared to our expectations. In addition, the mix of PBM healthcare plans that adopted our primary care medicines onto their formulary was more heavily weighted towards those plans for which we pay a higher commercial rebate, which resulted in higher commercial rebate costs to us than we anticipated. If we are unable to realize the expected benefits of our contractual arrangements with the PBMs we may continue to experience reductions in net sales from our primary care business unit. Also, we experienced a higher rate of managed care control in our non-contracted business during the nine months ended September 30, 2017, which resulted in significantly lower net pricing. For each of our primary care medicines, we expect that our commercial success will depend on our sales and marketing efforts in the United States.

Our strategy for RAYOS in the United States is to focus on the rheumatology indications approved for RAYOS, including our collaboration with the Alliance for Lupus Research, or ALR, to study the effect of RAYOS on the fatigue experienced by systemic lupus erythematosus, or SLE, patients.

Our overall commercialization strategy also includes plans to expand sales in Europe and other countries outside the United States directly or through distributors for certain of our orphan and rheumatology medicines. In November 2015, we received approval of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, for RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric UCD patients greater than two months of age. This authorizes us to market RAVICTI in all 28 Member States of the European Union, or EU, and will form the basis for recognition by the Member States of the European Economic Area, or EEA, namely Norway, Iceland and Liechtenstein, for the medicine to be placed on the market. While we expect RAVICTI to be available in Europe in the fourth quarter of 2017 through an exclusive distribution agreement with Swedish Orphan Biovitrum AB, or SOBI, we cannot guarantee we will be able to successfully implement our commercial plans for RAVICTI in Europe. Although LODOTRA is approved for marketing in countries outside the United States, to date it has only been marketed in a limited number of countries.

If any of our commercial strategies are unsuccessful or we fail to successfully modify our strategies over time due to changing market conditions, our ability to increase market share for our medicines, grow revenues and to achieve and sustain profitability will be harmed.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biopharmaceutical company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights. We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights. In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. During the second quarter of 2017, we effected a workforce reduction in the primary care business unit. As of September 30, 2017, we had approximately 420 sales representatives in the field, consisting of approximately 25 orphan disease sales representatives, 135 rheumatology sales specialists and 260 primary care sales representatives. We cannot be certain that we will be able to adequately market our primary care medicines following the reduction in our sales force or that we will be able to continue retaining the current members of our primary care sales force. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

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

Part of our commercial strategy to increase adoption and access to our medicines in the face of these incentives to use generic alternatives is to offer physicians the opportunity to have patients fill prescriptions through independent pharmacies participating in our HorizonCares patient access program. Through HorizonCares, financial assistance may be available to reduce eligible patients’ out-of-pocket costs for prescriptions filled. Because of this assistance, eligible patients’ out-of-pocket cost for our medicines when dispensed through HorizonCares may be significantly lower than such costs when our medicines are dispensed outside of the HorizonCares program. However, to the extent physicians do not direct prescriptions currently filled through traditional pharmacies, including those associated with or controlled by PBMs, to pharmacies participating in our HorizonCares program, we may experience a significant decline in DUEXIS, VIMOVO and PENNSAID 2% prescriptions as a result of formulary exclusions, co-payment requirements or other incentives to use lower-priced alternatives to our medicines. Our ability to increase utilization of our patient access programs will depend on physician and patient awareness and comfort with the programs, and we have limited ability to influence whether physicians use our patient access programs to prescribe our medicines or whether patients will agree to receive our medicines through our HorizonCares program. In addition, the HorizonCares program is not available to federal health care program (such as Medicare and Medicaid) beneficiaries. We have also contracted with certain PBMs and other payers to secure formulary status and reimbursement for certain of our primary care medicines, which generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions. While we have business relationships with two of the largest PBMs, Express Scripts and CVS Caremark, that have resulted in DUEXIS and VIMOVO being removed from the Express Scripts and CVS Caremark 2017 exclusion lists, as well as a rebate agreement with another PBM, Prime Therapeutics LLC, and we believe these agreements will secure formulary status for certain of our medicines, we cannot guarantee that we will be able to agree to terms with other PBMs and other payers, or that such terms will be commercially reasonable to us. Despite our agreements with PBMs, the extent of formulary status and reimbursement will ultimately depend to a large extent upon individual healthcare plan formulary decisions. If healthcare plans that contract with PBMs with which we have agreements do not adopt formulary changes recommended by the PBMs with respect to our medicines, we may not realize the expected access and reimbursement benefits from these agreements. In addition, we generally pay higher rebates for prescriptions covered under plans that adopt a PBM-chosen formulary than for plans that adopt custom formularies. Consequently, the success of our PBM contracting strategy will depend not only on our ability to expand formulary adoption among healthcare plans, but also upon the relative mix of healthcare plans that have PBM-chosen formularies versus custom formularies. During the nine months ended September 30, 2017, the adoption rates of our primary care medicines onto certain healthcare plan formularies were lower than we had anticipated and as a result, we incurred higher patient assistance costs than we expected, and the mix of healthcare plans adopting our primary care medicines onto their formularies was more heavily weighted towards plans that use PBM-chosen formularies, which resulted in higher rebate costs than we expected. If we are unable to realize the expected benefits of our contractual arrangements with the PBMs we may continue to experience reductions in net sales from our primary care business unit. If we are unable to increase adoption of HorizonCares for filling prescriptions of our medicines or to secure formulary status and reimbursement through arrangements with PBMs and other payers, particularly with healthcare plans that use custom formularies, our ability to achieve net sales growth for our primary care business unit would be impaired.

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

If the cost of maintaining our patient access programs increases relative to our sales revenues, we could be forced to reduce the amount of patient financial assistance that we offer or otherwise scale back or eliminate such programs, which could in turn have a negative impact on physicians’ willingness to prescribe and patients’ willingness to fill prescriptions of our medicines. While we believe that our arrangements with PBMs will result in broader inclusion of certain of our primary care medicines on healthcare plan formularies, and therefore increase payer reimbursement and lower our cost of providing patient access programs, these arrangements generally require us to pay administrative and rebate payments to the PBMs and/or other payers and their effectiveness will ultimately depend to a large extent upon individual healthcare plan formulary decisions that are beyond the control of the PBMs. If our arrangements with PBMs and other payers do not result in increased prescriptions and reductions in our costs to provide our patient access programs that are sufficient to offset the administrative fees and rebate payments to the PBMs and/or other payers, our financial results may continue to be harmed.

If we are unable to successfully implement our commercial plans and facilitate adoption by patients and physicians of any approved medicines through our sales, marketing and commercialization efforts, then we will not be able to generate sustainable revenues from medicine sales which will have a material adverse effect on our business and prospects.

We are solely dependent on third parties to commercialize certain of our medicines outside the United States. Failure of these third parties or any other third parties to successfully commercialize our medicines and medicine candidates in the applicable jurisdictions could have a material adverse effect on our business.*

Mundipharma International Corporation Limited, or Mundipharma, is our exclusive distributor for LODOTRA in Europe, Asia and Latin America. Innomar Strategies Inc., or Innomar, is our exclusive distributor for PROCYSBI and QUINSAIR in Canada. We rely on other third-party distributors for commercialization of BUPHENYL (known as AMMONAPS in certain European countries) in certain territories outside the United States for which we currently have rights. We expect RAVICTI to be available in Europe in the fourth quarter of 2017 through an exclusive distribution agreement with SOBI. We have limited contractual rights to force these third parties to invest significantly in commercialization of these medicines in our markets. In the event that Mundipharma, Innomar, our current ex-U.S. distributors for BUPHENYL, SOBI or any other third-party with any future commercialization rights to any of our medicines or medicine candidates fail to adequately commercialize those medicines or medicine candidates because they lack adequate financial or other resources, decide to focus on other initiatives or otherwise, our ability to successfully commercialize our medicines or medicine candidates in the applicable jurisdictions would be limited, which would adversely affect our business, financial condition, results of operations and prospects. We have had disagreements with Mundipharma under our European agreements and may continue to have disagreements, which could harm commercialization of LODOTRA in Europe or result in the termination of our agreements with Mundipharma. In addition, our agreements with Mundipharma, Innomar, our current ex-U.S. distributors for BUPHENYL and SOBI may be terminated by either party in the event of a bankruptcy of the other party or upon an uncured material breach by the other party. If these third parties terminated their agreements, we may not be able to secure an alternative distributor in the applicable territory on a timely basis or at all, in which case our ability to generate revenues from the sale of LODOTRA, PROCYSBI, BUPHENYL, QUINSAIR or RAVICTI outside the United States would be materially harmed.

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

Even after we achieve regulatory approvals, we are subject to ongoing obligations and continued regulatory review with respect to many operational aspects including our manufacturing processes, labeling, packaging, distribution, storage, adverse event monitoring and reporting, dispensation, advertising, promotion and recordkeeping. These requirements include submissions of safety and other post-marketing information and reports, ongoing maintenance of medicine registration and continued compliance with current good manufacturing practices, or cGMPs, good clinical practices, or GCPs, good pharmacovigilance practice, good distribution practices and good laboratory practices, or GLPs. If we, our medicines or medicine candidates, or the third-party manufacturing facilities for our medicines or medicine candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We have rights to medicines in certain jurisdictions but have no control over third parties that have rights to commercialize those medicines in other jurisdictions, which could adversely affect our commercialization of these medicines.*

Following our sale of the rights to PROCYSBI and QUINSAIR in the Europe, Middle East and Africa, or EMEA, regions to Chiesi Farmaceutici S.p.A, or Chiesi, in June 2017, or the Chiesi divestiture, Chiesi has marketing and distribution rights to PROCYSBI and QUINSAIR in EMEA. AstraZeneca AB, or AstraZeneca, has retained its existing rights to VIMOVO in territories outside of the United States, including the right to use the VIMOVO name and related trademark. Similarly, Nuvo Research Inc., or Nuvo, has retained its rights to PENNSAID 2% in territories outside of the United States and in March 2017, Nuvo announced that it had entered into an exclusive license agreement with Sayre Therapeutics PVT Ltd. to distribute, market and sell PENNSAID 2% in India, Sri Lanka, Bangladesh and Nepal. Nuvo also announced that it expects to complete PENNSAID 2% out-licensing agreements for other territories throughout 2017 and 2018. We have little or no control over Chiesi’s activities with respect to PROCYSBI and QUINSAIR in the EMEA, over AstraZeneca’s activities with respect to VIMOVO outside the United States or over Nuvo’s or its existing and future commercial partners’ activities with respect to PENNSAID 2% outside of the United States, even though those activities could impact our ability to successfully commercialize these medicines. For example, Chiesi or its assignees, AstraZeneca or its assignees or Nuvo or its assignees can make statements or use promotional materials with respect to PROCYSBI, QUINSAIR, VIMOVO or PENNSAID 2%, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell VIMOVO or PENNSAID 2%, respectively, in foreign countries, including Canada, at prices that are dramatically lower than the prices we charge in the United States. These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States, in particular because AstraZeneca is continuing to market VIMOVO outside the United States under the same VIMOVO brand name that we are using in the United States. In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them. We also rely on Chiesi, AstraZeneca and Nuvo or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States, as we have or will have limited access to this information ourselves.

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

If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. For example, Pharmaceutics International, Inc., or Pii, our manufacturer of BUPHENYL, was found to be non-compliant for cGMPs by the Medicines and Healthcare Products Regulatory Agency, or the MHRA, which could restrict Pii from supplying BUPHENYL in the EU. However, BUPHENYL was considered to be critical to public health and as a result, the MHRA issued a certificate of cGMP compliance for Pii, which is valid until June 30, 2018. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our medicines or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our medicines, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our medicines. To the extent any third-party manufacturers that we engage with respect to our medicines are different from those currently being used for commercial supply in the United States, the FDA will need to approve the facilities of those third-party manufacturers used in the manufacture of our medicines prior to our sale of any medicine using these facilities.

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

We have experienced recent growth and expanded the size of our organization substantially in connection with our recent acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2010 and prior to the commercial launch of DUEXIS, we employed approximately 40 full-time employees as a consolidated entity. As of September 30, 2017, we employed approximately 980 full-time employees, including approximately 420 sales representatives, representing a substantial change to the size of our organization. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against several companies intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s; (ii) Lupin; and (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc., or collectively Mylan. Patent litigation is currently pending before the Court of Appeals for the Federal Circuit against a fourth generic company, Actavis Laboratories FL., Inc. and Actavis Pharma, Inc., or collectively Actavis Pharma. The cases arise from Paragraph IV Patent Certification notice letters from each of Dr. Reddy’s, Lupin, Mylan and Actavis Pharma advising each had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.

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

If we are unable to maintain or realize the benefits of orphan drug exclusivity, we may face increased competition with respect to certain of our medicines.*

Under the Orphan Drug Act of 1983, the FDA may designate a medicine as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. RAVICTI and PROCYSBI have been granted orphan drug exclusivity by the FDA, which we expect will provide orphan drug marketing exclusivity in the United States until February 2020 and December 2020, respectively, with exclusivity for PROCYSBI extending to 2022 for patients ages two to six years. However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to ensure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering RAVICTI or PROCYSBI, we could be subject to generic competition and revenues from RAVICTI or PROCYSBI could decrease materially. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as RAVICTI or PROCYSBI despite orphan drug exclusivity, we may face increased competition and lose market share with respect to these medicines. RAVICTI will benefit from a period of 10 years of orphan market exclusivity in the EU, concurrently applied to each of the approved six sub-types of the UCDs. This will run concurrently with its marketing exclusivity status.

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

A variety of risks associated with operating our business and marketing our medicines internationally could materially adversely affect our business.*

In addition to our U.S. operations, we have operations in Ireland, Bermuda, the Grand Duchy of Luxembourg, or Luxembourg, Switzerland, Germany, Canada, the Grand Cayman Islands and in Israel (through Andromeda Biotech Ltd). Moreover, Grünenthal S.A. is continuing with the registration process for the commercialization of DUEXIS in Latin America. BUPHENYL is currently marketed in various territories outside the United States by third-party distributors. RAVICTI received marketing authorization from HC in March 2016 and marketing approval in the EU in November 2015. We launched RAVICTI in Canada in November 2016 and expect RAVICTI to be available in Europe in the fourth quarter of 2017 through our partnership with SOBI. QUINSAIR received marketing authorization from HC in June 2015 and we launched QUINSAIR in Canada in December 2016. PROCYSBI received marketing authorization from HC in June 2017 and we launched PROCYSBI in Canada in October 2017. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

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

In connection with our acquisition of Raptor, we assumed contractual obligations under agreements with Tripex Pharmaceuticals, LLC, or Tripex, and PARI Pharma GmbH, or PARI, related to QUINSAIR. Under the agreement with Tripex, we are required to pursue commercially reasonable efforts to initiate, and subsequently to complete, an additional clinical trial of QUINSAIR in a non-cystic fibrosis patient population within a specified period of time and an obligation to progress toward submitting an NDA for approval of QUINSAIR in the United States for use in all or part of the cystic fibrosis patient population. These obligations are subject to certain exceptions due to, for example, manufacturing delays not under our control, or delays caused by the FDA. If we fail to properly exercise such efforts to initiate and complete an appropriate clinical trial, or fail to submit an NDA for U.S. approval in the cystic fibrosis patient population, during the time periods specified in the agreement, we may be subject to various claims by Tripex and parties affiliated with Tripex. In addition, if we do not spend a minimum amount on QUINSAIR development in each of the three years following our acquisition of Raptor, we may also be obligated to pre-pay a milestone payment related to initiating a clinical trial for QUINSAIR in a non-cystic fibrosis indication. During October 2017, we triggered a milestone payment under this agreement, and we paid Tripex $20.0 million in November 2017. Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States and to spend a specified minimum amount per year on development activities in the United States until submission of the NDA for QUINSAIR in the United States. If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States or could be terminated. We are also subject to contractual obligations under an amended and restated license agreement with the Regents of the University of California, San Diego, or UCSD, with respect to PROCYSBI, including obligations to consider engaging in the development of PROCYSBI for the treatment of non-alcoholic steatohepatitis, or NASH, and related diligence obligations if we undertake such development.  Under the amended and restated license agreement with USCD, we also are subject to diligence obligations to identify a third party to undertake development of PROCYSBI for the treatment of Huntington’s disease. To the extent that we fail to perform the diligence obligations under the agreement, UCSD may, with respect to such indication, terminate the license or otherwise cause the license to become non-exclusive. If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications.

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

In July 2015, the International Tax Bipartisan Tax Working Group of the United States Senate Committee on Finance, or the Finance Committee, issued its report on international tax reform. The Finance Committee’s co-chairs concluded that it will be necessary to limit earnings stripping by foreign multinationals through interest deductions on inter-company debt in order to eliminate a competitive advantage that foreign multinationals would otherwise have over domestic multinational companies. The status of the recommendations from the International Tax Bipartisan Tax Working Group, including regulations aimed at curbing earnings stripping, as well as the status of United States tax reform in general, is subject to significant uncertainty as President Trump and both houses of Congress are considering several material tax reform proposals. These proposals include, among other items, a significant reduction to the U.S. corporate tax rate and a possible “border adjustment tax” that would effectively increase the economic cost of imports. Consideration of various tax reform proposals continues to evolve. In July 2017,  the Speaker of the House, Majority Leader of the Senate, Chairmen of the House of Representatives Committee on Ways and Means, Finance Committee, Secretary of the Treasury and Director of the National Economic Council issued a joint statement setting aside the idea of a border adjustment tax and called for tax reform legislation that “reduces tax rates as much as possible, allows unprecedented capital expensing, places a priority on permanence, and creates a system that encourages American companies to bring back jobs and profits trapped overseas. On September 22, 2017, the Administration and Chairman of the House Committee on Ways and Means and Senate Finance Committee released the “Unified Framework” tax reform which among other items discussed “ending incentives to ship jobs, capital and tax revenue overseas.” At this point in time it is not possible to determine all of the possible consequences to us of the various tax reform proposals that are under consideration. However, any tax reform could significantly impact our U.S. and worldwide tax liabilities.

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

The U.S. federal government has called for substantial changes to U.S. tax policy and laws. Congress and President Trump have released the frameworks of proposed tax plans which would significantly alter the U.S. tax code if enacted. We do not currently have sufficient information that would allow us to predict what U.S. tax reform, if any, may be enacted in the future or what impact any such changes would have on our business. Changes to U.S. tax laws could significantly impact our business, financial condition, results of operations, or cash flows.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our executive officers composed of our Chairman, President and Chief Executive Officer, Timothy P. Walbert; our Executive Vice President, Chief Business Officer, Robert F. Carey; our Executive Vice President, Chief Financial Officer, Paul W. Hoelscher; our Executive Vice President, Chief Administrative Officer, Barry J. Moze; our Executive Vice President, Research and Development and Chief Medical Officer, Jeffrey W. Sherman, M.D., FACP; our Executive Vice President, Chief Human Resources Officer, Irina Konstantinovsky; our Executive Vice President, General Counsel, Brian K. Beeler; our Executive Vice President, Primary Care Business Unit, George Hampton; our Executive Vice President, Commercial Development and Strategy, Dave Happel; our Executive Vice President, Technical Operations, Michael A. DesJardin; our Senior Vice President, Orphan Business Unit, Eric Mosbrooker and our Senior Vice President, Rheumatology Business Unit, Vikram Karnani. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide performance stock units, or PSUs, and stock options and restricted stock units that vest over time. The value to employees of PSUs, stock options and restricted stock units will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

We are, with respect to our current medicines, and will be, with respect to any other medicine or medicine candidate for which we obtain FDA or EMA approval or which we acquire, subject to ongoing FDA or EMA obligations and continued regulatory review, which may result in significant additional expense. Additionally, any other medicine candidate, if approved by the FDA or the EMA, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines.*

Any regulatory approvals that we obtain for our medicine candidates may also be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the medicine candidate. In addition, with respect to our current FDA-approved medicines (and with respect to our medicine candidates, if approved), the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the medicine are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, GCPs, international conference on harmonization regulations, or ICH regulations, and GLPs, which are regulations and guidelines enforced by the FDA for all of our medicines in clinical development, for any clinical trials that we conduct post-approval. With respect to RAVICTI, the FDA imposed several post-marketing requirements and a post-marketing commitment, which include remaining obligations to conduct studies in UCD patients during the first two months of life and from two months to two years of age, including a study of the pharmacokinetics in both age groups, and a randomized study to determine the safety and efficacy in UCD patients who are treatment naïve to phenylbutyrate treatment. Although we are committed to carrying out these commitments, there are challenges in conducting studies in pediatric patients including availability of study sites, patients, and obtaining parental informed consent. In May 2017, the FDA approved our supplemental new drug application, or sNDA, for RAVICTI to expand the age range for chronic management of UCDs from two years of age and older to two months of age and older. Subject to positive data from on-going studies, we have targeted an sNDA submission in the first quarter of 2018 in relation to UCD patients during the first two months of life. In connection with our acquisition of Crealta Holdings LLC, or Crealta, in January 2016, we assumed responsibility for an observational study related to KRYSTEXXA, which requirement was fulfilled in May 2017. We are in the process of closing out the study and drafting the final report.

In addition, the FDA closely regulates the marketing and promotion of drugs and biologics. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ promotional communications. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of medicines for off-label uses and other sales practices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, false claims laws, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of medicines for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. While Congress has recently considered legislation that would modify or eliminate restrictions for off-label promotion, we do not have sufficient information to anticipate if the current regulatory environment will change.

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

Outside of the United States, the success of our medicines, including BUPHENYL, LODOTRA, PROCYSBI, QUINSAIR, RAVICTI and IMUKIN, will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. The majority of LODOTRA sales are in Germany and Italy where reimbursement has been approved. BUPHENYL is marketed in select countries throughout Europe, the Middle East and the Asia-Pacific region. We launched RAVICTI in Canada in November 2016 and we expect RAVICTI to be available in Europe in the fourth quarter of 2017 through our partnership with SOBI. QUINSAIR was launched in Canada in December 2016 and PROCYSBI was launched in Canada in October 2017. We cannot be certain that existing reimbursement in such countries will be maintained or that we will be able to secure reimbursement in additional countries. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our medicines on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the medicine or as volumes increase. Many countries in the EU have increased the amount of discounts required on medicines, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. As a result of these pricing practices, it may become difficult to achieve or sustain profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. On January 30, 2017, the White House Office of Management and Budget withdrew the draft August 2015 Omnibus Guidance document that was issued by the Department of Health and Human Services, or HHS, Health Resources and Services Administration, or HRSA, that addressed a broad range of topics including, among other items, the definition of a patient’s eligibility for 340B drug pricing. However, as concerns continue to grow over the need for tighter oversight, there remains the possibility that HRSA or other agency under the HHS will propose a similar regulation or that Congress will explore changes to the 340B program through legislation. For example, the Centers for Medicare & Medicaid Services has issued a final rule that would revise the Medicare hospital outpatient prospective payment system for calendar year 2018, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients. In addition, HHS has currently set July 1, 2018 for implementation of the final rule setting forth the calculation of the ceiling price and application of civil monetary penalties under the 340B program. A material portion of KRYSEXXA prescriptions are written by healthcare providers that are eligible for 340B drug pricing and therefore any reduction in 340B pricing, whether in the form of the final rule or otherwise, or an expansion of healthcare providers eligible for 340B drug pricing, would likely have a negative impact on our net sales from KRYSTEXXA.

There may be additional pressure by payers, healthcare providers, state governments, federal regulators and Congress, to use generic drugs that contain the active ingredients found in our medicines or any other medicine candidates that we may develop or acquire. If we fail to successfully secure and maintain coverage and adequate reimbursement for our medicines or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our medicines and expected revenue and profitability which would have a material adverse effect on our business, results of operations, financial condition and prospects.

We may also experience pressure from payers concerning certain promotional approaches that we may implement such as our HorizonCares program or any other co-pay or free medicine programs whereby we assist qualified patients with certain out-of-pocket expenditures for our medicine. Certain enforcement authorities and members of Congress have initiated inquires about co-pay assistance programs. Some state legislatures have been considering proposals that would restrict or ban co-pay coupons.  For example, legislation was recently signed into law in California that would limit the use of co-pay coupons in cases where a lower cost generic drug is available and if individual ingredients in combination therapies are available over the counter at a lower cost. If we are unsuccessful with our HorizonCares program or any other co-pay initiatives or free medicine programs, or we alternatively are unable to secure expanded formulary access through additional arrangements with PBMs or other payers, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors. We may also experience financial pressure in the future which would make it difficult to support investment levels in areas such as managed care contract rebates, HorizonCares and other access tools.

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

In January 2017, the United States House of Representatives and Senate passed legislation, the concurrent budget resolution for fiscal year 2017, which initiates actions that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA, to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In May 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, would have amended and repealed significant portions of the ACA. The U.S. Senate considered but did not adopt other legislation to amend and/or replace elements of the ACA and authority to act under the fiscal year 2017 budget resolution expired on September 30, 2017. However, on October 12, 2017, President Trump signed another Executive Order directing certain federal agencies to propose regulations or guidelines to permit small businesses to form association health plans, expand the availability of short-term, limited duration insurance, and expand the use of health reimbursement arrangements, which may circumvent some of the requirements for health insurance mandated by the ACA. In addition, citing legal guidance from the U.S. Department of Justice and the HHS, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made.  The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, drug pricing by pharmaceutical companies has recently come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increase, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies. Legislation was recently signed into law in California that requires drug manufactures to provide advance notice and explanation to state regulators, health plans and insurers and PBMs for price increases of more than 16% over two years.  Moreover, President Trump has discussed the need for federal legislation, regulation or Executive Order to regulate the prices of medicines. The majority of our medicines are purchased by private payers, and much of the focus of pending legislation is on government program reimbursement. However, we cannot know what form any such action may take, the likelihood it would be executed, enacted, effectuated or implemented or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

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

With respect to the investigator-initiated study to evaluate ACTIMMUNE in combination with OPDIVO® (nivolumab) in advanced solid tumors and the Phase 3 pivotal clinical trial of teprotumumab in thyroid eye disease that we commenced in the fourth quarter of 2017, and to the extent that we are required to conduct additional clinical development of any of our existing or later acquired medicines or we conduct clinical development of earlier stage medicine candidates or for other additional indications for RAYOS/LODOTRA, we may experience delays in these clinical trials or investigator-initiated studies. We do not know whether any additional clinical trials will be initiated in the future, begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.*

We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, malicious intrusion, or random attack. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

Risks Related to our Financial Position and Capital Requirements

In the past we have incurred significant operating losses.*

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara, Hyperion, Crealta and Raptor. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses in the past. We had an operating loss of $316.8 million for the nine months ended September 30, 2017, an operating loss of $147.2 million for the year ended December 31, 2016, operating income of $55.4 million for the year ended December 31, 2015 and an operating loss of $8.5 million for the year ended December 31, 2014. We had a net loss of $364.1 million for the nine months ended September 30, 2017, a net loss of $166.8 million for the year ended December 31, 2016, net income of $39.5 million for the year ended December 31, 2015 and a net loss of $263.6 million for the year ended December 31, 2014. As of September 30, 2017, we had an accumulated deficit of $1,205.9 million. Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting. Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. While we anticipate that we will generate operating profits in the future, whether we can sustain this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

We have limited sources of revenues and significant expenses. We cannot be certain that we will achieve or sustain profitability, which would depress the market price of our ordinary shares and could cause our investors to lose all or a part of their investment.*

Our ability to achieve and sustain profitability depends upon our ability to generate sales of our medicines. We have a limited history of commercializing our medicines as a company, and commercialization has been primarily in the United States. We may never be able to successfully commercialize our medicines or develop or commercialize other medicines in the United States or in the EU, which we believe represents our most significant commercial opportunity. Our ability to generate future revenues depends heavily on our success in:

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

Even if we do generate additional medicine sales, we may not be able to achieve or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the market price of our ordinary shares and could impair our ability to raise capital, expand our business, diversify our medicine offerings or continue our operations.

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of September 30, 2017, we had $1,897.6 million book value, or $2,022.9 million aggregate principal amount, of indebtedness, including $847.9 million in secured indebtedness. In March 2017, we borrowed $850.0 million in aggregate principal amount of secured loans pursuant to our credit agreement. In connection with the acquisition of Hyperion, we issued $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in April 2015. In connection with the acquisition of Raptor, we issued $300.0 million aggregate principal amount of 8.75% Senior Notes due 2024, or the 2024 Senior Notes, in October 2016. In March 2015, we issued $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes. On October 23, 2017, we borrowed approximately $845.8 million aggregate principal amount of loans under our credit agreement pursuant to an amendment to our credit agreement to refinance the then outstanding senior secured term loans incurred in March 2017 under our credit agreement, which totaled approximately $845.8 million. Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

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

At September 30, 2017, we had $625.0 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2017, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against several companies intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s; (ii) Lupin; and (iii) Mylan. Patent litigation against a fourth generic company, Actavis, is currently pending in the Court of Appeals for the Federal Circuit. The cases arise from Paragraph IV Patent Certification notice letters from each of Dr. Reddy’s, Lupin, Mylan and Actavis advising each had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.

On January 12, 2017, a six-day bench trial for the cases asserting U.S. Patent Nos. 8,557,285 and 6,926,907, or Case I, commenced against defendants Dr. Reddy’s and Mylan before Honorable Judge Mary Cooper in the District of New Jersey. Defendant Lupin formerly entered into a stay pending the entry of judgment in Case I. On June 26, 2017, the court issued its opinion upholding the validity of the ‘285 and ‘907 patents and finding that Dr. Reddy’s, Mylan’s and Lupin’s proposed generic naproxen/esomeprazole magnesium products would all infringe at least one of the two patents. The court entered the final judgment on July 21, 2017. Dr. Reddy’s, Mylan and Lupin have appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit.

On January 19, 2017, the court entered a scheduling order for the cases asserting U.S. Patent Nos. 8,858,996, 8,865,190, 8,852,636, 9,161,920, and 9,198,888, or Case II, and the cases asserting U.S. Patent Nos. 8,945,621, 9,220,698 and 9,345,695, the case asserting U.S. Patent No. 9,393,208 against Lupin and Mylan, and the case asserting U.S. Patent Nos. 8,945,621, 9,220,698 and 9,345,695 against Dr. Reddy’s, or collectively Case III, which was subsequently updated. The court’s scheduling order requires, inter alia, filing and serving of the opening claim construction submissions by May 26, 2017. The court has not issued a claim construction order in Case II. A trial date for Cases II and III has not yet been set. On December 20, 2016, Mylan filed a motion to dismiss our first amended complaint for patent infringement in Case III. On April 28, 2017, Dr. Reddy’s filed a motion to dismiss for lack of jurisdiction in Case II. On August 18, 2017, the District Court granted Dr. Reddy’s and Mylan’s motions to dismiss our claims relating to the ‘621 patent.

On August 19, 2015, Lupin filed Petitions for inter partes review, or IPR, of U.S. Patent No. 8,858,996, or the ’996 patent, and U.S. Patent Nos. 8,852,636 and 8,865,190, or the ’190 patent, all patents in litigation in the above referenced VIMOVO cases. On March 1, 2016, the Patent Trial and Appeal Board, or the PTAB, issued decisions to institute the IPRs for the ‘996 patent and the ’190 patent. On March 1, 2017, the PTAB denied the Petition for IPR for U.S. Patent No. 8,852,636. The PTAB hearings for the ’996 and ’190 patents were both held on November 29, 2016. On February 28, 2017, the PTAB issued final written decisions on the IPRs of the ‘996 and ‘190 patents, upholding the validity of both patents.

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

On August 17, 2016, the district court issued a Markman opinion holding certain of the asserted claims of U.S. Patents 8,252,838, 8,563,613, 9,066,913 and 9,101,591 invalid as indefinite.  On August 30, 2016, we filed a motion for reconsideration of the court’s August 17, 2016, opinion.  On January 6, 2017, the court denied our motion for reconsideration.  On March 16, 2017, the court granted Actavis’ motion for summary judgment of non-infringement of the asserted claims of U.S. Patents 8,546,450, 8,217,078 and 9,132,110.  In view of the Markman and summary judgment decisions, a bench trial was held on March 21-30, 2017, regarding claim 12 of U.S. Patent 9,066,913.  On May 14, 2017, the court issued its opinion upholding the validity of claim 12 of the ‘913 patent, which Actavis had previously admitted its proposed generic diclofenac sodium topical solution product would infringe.  Actavis filed its Notice of Appeal on June 16, 2017.  We filed our Notice of Appeal of the district court’s rulings on certain claims of the ‘450, ‘078, ‘838, ‘613, ‘591 ‘304, ‘305, ‘784, ‘913, and ‘110 patents on June 9, 2017. Our opening brief was filed on August 14, 2017.  Actavis’s opening brief, challenging the district court’s judgment on the ‘913 patent, was filed on October 10, 2017.  Our brief defending the judgment on the ‘913 patent is due on November 20, 2017.

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

On April 29, 2015, Par Pharmaceutical filed Petitions for IPR of U.S. Patents 8,404,215 and 8,642,012, two of the patents involved in the above mentioned RAVICTI cases. On November 4, 2015, the PTAB issued decisions instituting such IPRs. On September 29, 2016, the PTAB found all of the claims in U.S. Patent 8,404,215 to be unpatentable. We did not appeal the PTAB’s final written decision with respect to U.S. Patent 8,404,215. On November 3, 2016, the PTAB issued a final written decision holding all of the claims of U.S. Patent 8,642,012 patentable. On December 29, 2016, Par Pharmaceutical filed a notice of appeal with the Federal Circuit to appeal the final written decision of the PTAB concerning the patentability of U.S. Patent 8,642,012.

On September 4, 2015, we received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’215 patent and the ’012 patent, advising that Lupin had filed an ANDA with the FDA for a generic version of RAVICTI. On November 6, 2015, we also received notice of Lupin’s Paragraph IV Patent Certification against the ’559 patent. Lupin has not advised us as to the timing or status of the FDA’s review of its filing. On October 19, 2015 we filed suit in the United States District Court for the District of New Jersey against Lupin seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Lupin has infringed the ’215 patent, the ’012 patent and the ’559 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the Orange Book. On April 6, 2016, we filed an amended complaint in the United States District Court for the District of New Jersey against Lupin alleging that Lupin has infringed the ’559 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to expiration of the ’559 patent. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Lupin’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. On April 18, 2016, we received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’278 patent. On July 6, 2016, we received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’966 patent. We filed suit in the United States District Court for the District of New Jersey against Lupin on July 21, 2016, seeking an injunction to prevent the approval of Lupin’s ANDA and/or to prevent Lupin from selling a generic version of RAVICTI. The lawsuit alleges that Lupin has infringed the ’278 patent and the ’966 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the Orange Book. The Lupin New Jersey actions have been stayed pending the resolution of the PTAB’s IPR of the ’559 patent.

On April 1, 2016, Lupin filed a Petition for IPR of U.S. Patent 9,095,559, a patent currently at issue in the Lupin RAVICTI case. On September 30, 2016, the PTAB issued a decision instituting the IPR. On September 26, 2017, the PTAB issued its final written decision, ruling that the challenged claims of the ‘559 patent are unpatentable. Our Notice of Appeal is due by November 28, 2017. On March 27, 2017, Lupin filed a Petition to request an IPR of the ‘278 patent and a Petition to request an IPR of the ‘966 patent. We filed our response on the ‘966 patent on July 6, 2017. Our preliminary patent owner response for the ‘278 patent was filed on July 24, 2017. On September 28, 2017, the PTAB issued its orders granting Lupin’s petitions to institute an IPR of the ‘278 and the ‘966 patents. The PTAB must issue a final written decision on the IPRs no later than September 28, 2018.

On July 13, 2017, Par Pharmaceutical filed Petitions for IPR of the ‘559, ‘278, and ‘966 patents. Our opposition to Par Pharmaceutical’s requested IPRs is due by November 6, 2017.

On August 8, 2017, we filed suit against Par Pharmaceutical and Lupin in the United States District Court for New Jersey. Par Pharmaceutical and Lupin have answered and counterclaimed. The district court has not yet issued a scheduling order for either action.

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

In addition, we are subject to contractual obligations under our agreements with Tripex and PARI related to QUINSAIR. Under the agreement with Tripex, we are required to pursue commercially reasonable efforts to initiate, and subsequently to complete, an additional clinical trial of QUINSAIR in a non-cystic fibrosis patient population within a specified period of time and an obligation to progress toward submitting an NDA for approval of QUINSAIR in the United States for use in all or part of the cystic fibrosis patient population. These obligations are subject to certain exceptions due to, for example, manufacturing delays not under our control, or delays caused by the FDA. If we fail to properly exercise such efforts to initiate and complete an appropriate clinical trial, or fail to submit an NDA for U.S. approval in the cystic fibrosis patient population, during the time periods specified in the agreement, we may be subject to various claims by Tripex and parties affiliated with Tripex. In addition, if we do not spend a minimum amount on QUINSAIR development in each of the three years following our acquisition of Raptor, we may also be obligated to pre-pay a milestone payment related to initiating a clinical trial for QUINSAIR in a non-cystic fibrosis indication. During October 2017, we triggered a milestone payment under this agreement, and we paid Tripex $20.0 million in November 2017. Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States and to spend a specified minimum amount per year on development activities in the United States until submission of the NDA for QUINSAIR in the United States. If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States or could be terminated. We are also subject to contractual obligations under our amended and restated license agreement with UCSD, with respect to PROCYSBI, including obligations to consider engaging in the development of PROCYSBI for the treatment of NASH and related diligence obligations if we undertake such development. Under the amended and restated license agreement with USCD, we also are subject to diligence obligations to identify a third party to undertake development of PROCYSBI for the treatment of Huntington’s disease. To the extent that we fail to perform the diligence obligations under the agreement, UCSD may, with respect to such indication, terminate the license or otherwise cause the license to become non-exclusive. If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications.

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

Additional capital may be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities or securities convertible into or exchangeable for ordinary shares, our shareholders may experience substantial dilution. We may sell ordinary shares, and we may sell convertible or exchangeable securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell such ordinary shares, convertible or exchangeable securities or other equity securities in subsequent transactions, existing shareholders may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of ordinary shares. We also maintain equity incentive plans, including our Amended and Restated 2014 Equity Incentive Plan, 2014 Non-Employee Equity Plan and 2014 Employee Stock Purchase Plan, and intend to grant additional ordinary share awards under these and future plans, which will result in additional dilution to our existing shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

We completed the following issuances of unregistered securities during the three months ended September 30, 2017:

•

In July 2017, we issued an aggregate of 2,500 ordinary shares to Cougar Trading LLC upon the cash exercise of warrants and we received proceeds of $11,425 representing the aggregate exercise price of such warrants.

•

In September 2017, we issued an aggregate of 375,000 ordinary shares to Millennium International Management LP upon the cash exercise of warrants and we received proceeds of $1,713,750 representing the aggregate exercise price of such warrants.

•

In September 2017, we issued an aggregate of 11,500 ordinary shares to OTA LLC upon the cash exercise of warrants and we received proceeds of $52,555 representing the aggregate exercise price of such warrants.

•	In September 2017, we issued an aggregate of 61 ordinary shares to Hudson Bay Master Fund upon the cashless exercise of a warrant to purchase an aggregate of 100 ordinary shares.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

2.1(1)

Transaction Agreement and Plan of Merger, dated March 18, 2014, by and among Horizon Pharma, Inc., Vidara Therapeutics Holdings LLC, Vidara Therapeutics International Ltd. (now known as Horizon Pharma Public Limited Company), Hamilton Holdings (USA), Inc. and Hamilton Merger Sub, Inc.†

2.2(2)	First Amendment to Transaction Agreement and Plan of Merger, dated June 12, 2014, by and between Horizon Pharma, Inc. and Vidara Therapeutics Holdings LLC.

2.3(3)	Agreement and Plan of Merger, dated March 29, 2015, by and among Horizon Pharma, Inc., Ghrian Acquisition Inc. and Hyperion Therapeutics, Inc.†

2.4(4) *	Agreement and Plan of Merger, dated December 10, 2015, by and among Horizon Pharma USA, Inc., HZNP Limited, Criostail LLC, Crealta Holdings LLC and the other parties thereto.††

2.5(5)	Agreement and Plan of Merger, dated September 12, 2016, by and among Horizon Pharma Public Limited Company, Misneach Corporation and Raptor Pharmaceutical Corp.†

3.1(6)	Memorandum and Articles of Association of Horizon Pharma Public Limited Company, as amended.

4.1(7)	Indenture, dated March 13, 2015, by and among Horizon Pharma Public Limited Company, Horizon Pharma Investment Limited and U.S. Bank National Association.

4.2(7)	Form of 2.50% Exchangeable Senior Note due 2022 (included in Exhibit 4.1).

4.3(8)	Indenture, dated April 29, 2015, by and between Horizon Pharma Financing Inc. and U.S. Bank National Association.

4.4(8)	Form of 6.625% Senior Note due 2023 (included in Exhibit 4.3).

4.5(9)	First Supplemental Indenture, dated May 7, 2015, by and among Horizon Pharma Public Limited Company, certain subsidiaries of Horizon Pharma Public Limited Company and U.S. Bank National Association.

4.6(10)	Indenture, dated October 25, 2016, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and U.S. Bank National Association, as trustee.

4.7(10)	Form of 8.75% Senior Note due 2024 (included in Exhibit 4.6).

10.1(11)

Horizon Pharma Public Limited Company 2014 Equity Incentive Plan, as amended, and Form of Option Agreement, Form of Stock Option Grant Notice, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Unit Grant Notice thereunder.

10.2+	Executive Employment Agreement, effective as of September 11, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Irina Konstantinovsky.

10.3+	Executive Employment Agreement, effective as of August 21, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Eric Mosbrooker.

10.4(12)

Amendment No. 3, dated October 23, 2017, to Credit Agreement, dated May 7, 2015 (as amended by Amendment No. 1, dated October 25, 2016, and Amendment No. 2, dated March  29, 2017), by and among Horizon Pharma, Inc., as Borrower, Horizon Pharma USA, Inc., as an Additional Borrower, Horizon Pharma Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.

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

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 20, 2014.
(2)	Incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014.
(3)	Incorporated by reference to Horizon Pharma Public Limited Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed on April 9, 2015.
(4)	Incorporated by reference to Horizon Pharma Public Limited Company’s Amendment No. 1 to Annual Report on Form 10-K/A, filed on May 26, 2017.
(5)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on September 12, 2016.
(6)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 4, 2017.
(7)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on March 13, 2015.
(8)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on April 29, 2015.
(9)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 11, 2015.
(10)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on October 25, 2016.
(11)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on September 1, 2017.
(12)	Incorporated by reference to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on October 23, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON PHARMA PLC

Date: November 6, 2017	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2017	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)