Form 10-K
period 2017-12-31
Horizon Pharma plc
filed 2018-02-28
CIK 1492426

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant’s voting ordinary shares held by non-affiliates of the registrant, based upon the $11.87 per share closing sale price of the registrant’s ordinary shares on June 30, 2017 (the last business day of the registrant’s most recently completed second quarter), was approximately $1.9 billion. Solely for purposes of this calculation, the registrant’s directors and executive officers and holders of 10% or more of the registrant’s outstanding ordinary shares have been assumed to be affiliates and an aggregate of 1,102,129 ordinary shares held by such persons on June 30, 2017 are not included in this calculation.

As of February 22, 2018, the registrant had outstanding 164,570,004 ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2018 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON PHARMA PLC

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2017

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” — that is, statements related to future, not past, events — as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, business strategy and plans, financial condition, cash flows, performance, business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. Forward-looking statements generally can be identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would”, or similar expressions. These statements are based on current expectations and assumptions that are subject to risks and uncertainties inherent in our business, which could cause our actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, without limitation: our ability to successfully execute our sales and marketing strategy, including continuing to successfully recruit and retain sales and marketing personnel and to successfully build the market for our medicines; our ability to continue our transition to a rare and rheumatic disease company and build a sustainable pipeline of new medicine candidates; whether we will be able to realize the expected benefits of strategic transactions, including whether and when such transactions will be accretive to our net income; the rate and degree of market acceptance of, and our ability and our distribution and marketing partners’ ability to obtain coverage and adequate reimbursement and pricing for, our medicines from government and third-party payers and risks relating to the success of our patient access programs; our ability to maintain regulatory approvals for our medicines; our ability to conduct clinical development and obtain regulatory approvals for our medicine candidates, including potential delays in initiating and completing studies and filing for and obtaining regulatory approvals and whether data from clinical studies will support regulatory approval; our need for and ability to obtain additional financing; the accuracy of our estimates regarding future financial results; our ability to successfully execute our strategy to develop or acquire additional medicines or companies, including disruption from any future acquisition or whether any acquired development programs will be successful; our ability to manage our anticipated future growth; the ability of our medicines to compete with generic medicines, especially those representing the active pharmaceutical ingredients in our medicines as well as new medicines that may be developed by our competitors; our ability and our distribution and marketing partners’ ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our medicines and medicine candidates; the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control; our ability to obtain and maintain intellectual property protection for our medicines; our ability to defend our intellectual property rights with respect to our medicines; our ability to operate our business without infringing the intellectual property rights of others; the loss of key commercial or management personnel; regulatory developments in the United States and other countries, including potential changes in healthcare laws and regulations; and other risks detailed below in Part I — Item 1A. “Risk Factors”.

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

Overview

We are a biopharmaceutical company focused on researching, developing and commercializing innovative medicines that address unmet treatment needs for rare and rheumatic diseases. By fostering a growing pipeline of medicines in development and exploring all potential uses for currently marketed medicines, we strive to make a powerful difference for patients, their caregivers and physicians.

Our Strategy

Our strategy is to continue to build a well-balanced, diversified, high-growth biopharmaceutical company that focuses on addressing unmet treatment needs for rare and rheumatic diseases. We are executing our strategy through the successful commercialization of our existing medicines, a strong commitment to patient access and support and business development efforts focused on acquisitions to accelerate our rare disease leadership with on-market medicines as well as development-stage medicines to fill out our pipeline.

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

Business development – We have a disciplined and robust acquisition strategy, and our focus is on rapid value creation and improving the performance of each of the medicines we acquire. We have completed nine acquisitions and one divestiture over the past seven years, including our first acquisition of a development-stage medicine in 2017 and two transformative transactions in 2016 that brought us three rare disease medicines. With our May 2017 acquisition of River Vision Development Corp., or River Vision, we added the late-stage rare disease biologic medicine candidate teprotumumab to our pipeline. Teprotumumab, which successfully completed a Phase 2 clinical trial and is currently enrolling patients in a Phase 3 confirmatory trial, targets the treatment of active moderate-to-severe thyroid eye disease, a debilitating autoimmune condition that presents in patients with Graves’ disease. The River Vision acquisition further demonstrates our commitment to rare disease medicines and expands and diversifies our rare disease medicine pipeline to support sustainable longer-term growth.

Clinical development – We strive to diligently unlock the full therapeutic potential of our medicines by working closely with regulatory agencies, premier academic centers with established study consortiums, healthcare professionals and patient groups to facilitate our clinical development programs and generate data for possible new indications that may help more patients in need. We also continue to look at opportunities to augment our rare disease pipeline through development-stage acquisitions and licensing and collaboration agreements.

Revenue diversification – We have successfully diversified our portfolio of commercialized medicines from two in 2013 to eleven today. Our intent is to continue to generate organic growth, broaden our medicine portfolio to ensure net sales are not dominated by any one medicine and increase the proportion of net sales derived from our medicines for rare and rheumatic diseases.

Our strategy has evolved over three phases. When we first launched as a public company in 2011, we rapidly established our infrastructure and commercial footprint, generating earnings and cash flow through the commercialization of our first two medicines. In 2014, we began the next phase of our strategy, focusing on rapid diversification into rare disease medicines through key acquisitions that brought us ACTIMMUNE, RAVICTI, KRYSTEXXA and PROCYSBI. In 2017, we advanced to the third stage of our evolution, building out a pipeline of differentiated and clinically meaningful development-stage medicine candidates to drive sustainable growth over the long term. At the same time, we remain focused on commercial execution and optimizing the growth of our rare disease medicines, as well as considering future commercial asset acquisitions.

As a result of our strategy, we have diversified from a company with two medicines and total net sales of $6.9 million in 2011, to a rare disease medicine focused company with eleven medicines and net sales of $1.1 billion in 2017.  Of our eleven medicines, six are for the treatment of rare diseases and represented approximately sixty percent of our 2017 net sales.

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

Acquisitions and Divestitures

During the years ended December 31, 2017, 2016 and 2015, we completed the following acquisitions and divestitures:

•

On June 30, 2017, we completed our acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International GmbH, or Boehringer Ingelheim International, in all territories outside of the United States, Canada and Japan.

•

On June 23, 2017, we sold our European subsidiary that owned the marketing rights to PROCYSBI® (cysteamine bitartrate) delayed-release capsules and QUINSAIR™ (levofloxacin inhalation solution) in Europe, the Middle East and Africa, or EMEA, regions, or the Chiesi divestiture, to Chiesi Farmaceutici S.p.A., or Chiesi.

•	On May 8, 2017, we completed our acquisition of River Vision, which added the late development-stage rare disease biologic medicine candidate teprotumumab to our research and development pipeline.
•	On October 25, 2016, we completed our acquisition of Raptor Pharmaceutical Corp., or Raptor, which added the rare disease medicines PROCYSBI and QUINSAIR to our medicine portfolio.
•	On January 13, 2016, we completed our acquisition of Crealta Holdings LLC, or Crealta, which added the rare disease medicine KRYSTEXXA and the primary care medicine MIGERGOT to our medicine portfolio.
•	On May 7, 2015, we completed our acquisition of Hyperion Therapeutics, Inc., or Hyperion, which added the rare disease medicines RAVICTI and BUPHENYL to our medicine portfolio.

The consolidated financial statements presented herein include the results of operations of the acquired Hyperion, Crealta and Raptor businesses from the applicable dates of acquisition. See Note 4 of the Notes to consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K, for further details of our acquisitions and divestitures.

Our Medicines

We believe our medicines address unmet therapeutic needs in orphan diseases, arthritis, pain and inflammation and inflammatory diseases and provide significant advantages over existing therapies.

Our current marketed medicine portfolio consists of the following:

Medicine	Disease	Fiscal Year 2017 Net Sales (in millions)	Marketing Rights

ORPHAN BUSINESS UNIT MEDICINES:

RAVICTI	Urea cycle disorders	$193.9	Worldwide (1)

PROCYSBI	Nephropathic cystinosis	$137.7	United States and certain other countries (2)

ACTIMMUNE	Chronic granulomatous disease and severe, malignant osteopetrosis	$111.0	Worldwide (3)

BUPHENYL	Urea cycle disorders	$20.8	Worldwide (4)

QUINSAIR	Treatment of chronic pulmonary infections due to	$3.4	United States and certain
	Pseudomonas aeruginosa in cystic fibrosis patients		other countries (5)

RHEUMATOLOGY BUSINESS UNIT MEDICINES:

KRYSTEXXA	Chronic refractory gout (“uncontrolled gout”)	$156.5	Worldwide

RAYOS/LODOTRA	Rheumatoid arthritis, polymyalgia rheumatic, systemic lupus erythematosus and multiple other indications	$57.5	Worldwide (6)

PRIMARY CARE BUSINESS UNIT MEDICINES:

PENNSAID 2%	Pain of osteoarthritis of the knee(s)	$191.1	United States

DUEXIS	Signs and symptoms of osteoarthritis and rheumatoid arthritis	$121.2	Worldwide (7)

VIMOVO	Signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis	$57.7	United States

MIGERGOT	Vascular headache	$5.5	United States

(1)

RAVICTI distribution rights in the Middle East and North Africa have been granted to Swedish Orphan Biovitrum AB, or SOBI. RAVICTI is also available in Europe and Canada through exclusive distribution agreements with SOBI and Innomar Strategies Inc., or Innomar, respectively.

(2)	We market PROCYSBI in the United States, Canada and Latin America. Innomar is our exclusive distributor for PROCYSBI in Canada. We also have marketing rights to PROCYSBI in Asia.
(3)	ACTIMMUNE is known as IMUKIN outside the United States, Canada and Japan.
(4)

BUPHENYL is known as AMMONAPS in certain European countries. The distribution rights for BUPHENYL in Europe, certain Asian, Middle Eastern, North African and other countries have been granted to SOBI. Orphan Pacific, Inc. holds an exclusive distribution agreement for the distribution of AMMONAPS in Japan.

(5)

We market QUINSAIR in Canada and Latin America. Innomar is our exclusive distributor for QUINSAIR in Canada. We also have marketing rights for QUINSAIR in the United States and Asia. We have not received regulatory approval to market QUINSAIR in the United States.

(6)

Mundipharma International Corporation Limited, or Mundipharma, is our exclusive distributor for LODOTRA in Europe, Asia and Latin America. The majority of LODOTRA sales are in Germany and Italy where reimbursement has been approved.

(7)	DUEXIS rights in Latin America have been licensed to Grünenthal S.A., or Grünenthal.

ORPHAN BUSINESS UNIT

Our orphan business unit consists of a stable base of rare disease medicines. The rare disease medicines in our orphan business unit are RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL and QUINSAIR.

RAVICTI

RAVICTI is indicated for use as a nitrogen-binding agent for chronic management of adult and pediatric patients two months of age and older with urea cycle disorders, or UCDs, that cannot be managed by dietary protein restriction and/or amino acid supplementation alone. UCDs are rare, life-threatening genetic disorders. RAVICTI must be used with dietary protein restriction and, in some cases, dietary supplements (for example, essential amino acids, arginine, citrulline or protein-free calorie supplements).

UCDs are inherited metabolic diseases caused by a deficiency of one of the enzymes or transporters that constitute the urea cycle. The urea cycle involves a series of biochemical steps in which ammonia, a potent neurotoxin, is converted to urea, which is excreted in the urine. UCD patients may experience episodes during which the ammonia levels in their blood become excessively high, called hyperammonemic crises, which may result in irreversible brain damage, coma or death. We estimate that there are approximately 2,600 patients with UCDs living in the United States, including approximately 1,000 diagnosed patients.

UCD symptoms may first occur at any age depending on the severity of the disorder, with more severe defects presenting earlier in life. However, a prompt diagnosis and careful management of the disease can lead to good clinical outcomes. In February 2018, we submitted a supplemental new drug application to expand the age range for the use of RAVICTI in the chronic management of UCDs in patients from birth to two months.

RAVICTI competes with older-generation nitrogen scavenger medicines. In the United States, RAVICTI competes with generic forms of sodium phenylbutyrate, including BUPHENYL. In Europe and certain other countries, RAVICTI also competes with Pheburane, which is a sugar-coated version of sodium phenylbutyrate. However, the volume of Pheburane and generic forms of sodium phenylbutyrate that must be ingested multiple times per day is significantly greater than RAVICTI, and is a barrier to patient compliance. Additionally, RAVICTI has other advantages over older-generation medicines leading to better patient adherence and compliance rates, such as its better tolerability for patients, it is ingested by mouth and therefore requires little preparation and it has little taste and lower sodium content than its competitors.

Our strategy for RAVICTI is to drive growth through increased awareness and diagnosis of UCDs, and to drive conversion from older-generation nitrogen scavengers, such as generic forms of sodium phenylbutyrate, to RAVICTI, based on the medicine’s differentiated benefits.

PROCYSBI

PROCYSBI is indicated for nephropathic cystinosis, a rare and life-threatening metabolic disorder. PROCYSBI capsules contain cysteamine bitartrate in the form of innovative microspheronized beads that are individually coated to create delayed and extended-release properties, allowing patients to maintain consistent therapeutic systemic drug levels over a twelve-hour dosing period. The enteric-coated beads are pH sensitive and bypass the stomach for dissolution and absorption in the more alkaline environment of the proximal small intestine. Randomized controlled clinical trials and extended treatment with PROCYSBI therapy have demonstrated consistent cystine depletion as monitored by levels of the biomarker (and surrogate marker), white blood cell cystine.

PROCYSBI is differentiated by its ability to control cystine concentration continuously over twelve hours. Older therapies require administration of medicine every six hours. By taking PROCYSBI, patients have to dose only twice a day, leaving them greater control over their medication schedule and lifestyle. Additionally, because PROCYSBI can be administered through a feeding tube or mixed with approved food and beverages, the patient can choose a more flexible dosing regimen. PROCYSBI also has fewer known side effects, such as less severe body odor, than older-generation therapies.

We estimate that there are approximately 500 patients diagnosed with cystinosis living in the United States. Nephropathic cystinosis comprises ninety-five percent of known cases of cystinosis. In these patients, elevated cystine leads to cellular dysfunction and death; without treatment, the disease is usually fatal by the end of the first decade of life. Cystinosis is progressive, eventually causing irreversible tissue damage and multi-organ failure, including kidney failure, blindness, muscle wasting and premature death. Nephropathic cystinosis is usually diagnosed in infancy after children display symptoms to physicians, including markedly increased urination, thirst, dehydration, gastrointestinal distress, failure to thrive, rickets, photophobia and kidney symptoms specific to Fanconi syndrome. Management of cystinosis requires lifelong therapy.

In addition to patients who have already been identified, we believe that a number of patients with atypical phenotypic presentation and end-stage renal disease have their condition as a result of undiagnosed late-onset nephropathic cystinosis, and would benefit from treatment with PROCYSBI.

In December 2017, the United States Food and Drug Administration, or FDA, approved an expanded indication for PROCYSBI for the management of nephropathic cystinosis in patients one year and older. Previously, PROCYSBI was approved in the United States for treatment of patients two years and older. Additionally, in June 2017, we received a notice of compliance from Health Canada for PROCYSBI for the treatment of nephropathic cystinosis in adults and children two years of age and older. PROCYSBI is the only cystine-depleting agent approved in Canada for the treatment of nephropathic cystinosis.

Other than PROCYSBI, we are aware of two pharmaceutical products currently approved to treat cystinosis, Cystagon® and Cystaran®. Cystagon, an immediate-release cysteamine bitartrate capsule, is an older-generation systemic cystine-depleting therapy for cystinosis in the United States marketed by Mylan N.V., and by Orphan Europe SARL in markets outside of the United States. Cystagon is PROCYSBI’s primary competitor. Cystaran, a cysteamine ophthalmic solution, is approved in the United States for treatment of corneal crystal accumulation in patients with cystinosis and is marketed by Leadiant Biosciences, Inc.

We believe that PROCYSBI will continue to be well received in the market, and continue to expect Cystagon to be the primary competitor for PROCYSBI for the foreseeable future.

Our strategy for PROCYSBI is to drive conversion of patients from Cystagon to PROCYSBI, increase the uptake of diagnosed but untreated patients and identify previously undiagnosed patients who are suitable for treatment.

ACTIMMUNE

ACTIMMUNE is indicated for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO. It is a biologically manufactured protein called interferon gamma-1b that is similar to a protein the human body makes naturally. Interferon gamma helps prevent infection in CGD patients and enhances osteoclast function in SMO patients. ACTIMMUNE is the only medicine approved by the FDA to reduce the frequency and severity of serious infections associated with CGD and for delaying disease progression in patients with SMO. ACTIMMUNE is believed to work by modifying the cellular function of various cells, including those in the immune system and those that help form bones.

CGD is a genetic disorder of the immune system. It is described as a primary immunodeficiency disorder, which means it is not caused by another disease or disorder. In people who have CGD, a type of white blood cell called a phagocyte is defective. These defective phagocytes cannot generate superoxide, leading to an inability to kill harmful microorganisms such as bacteria and fungi. As a result, the immune system is weakened. People with CGD are more likely to have certain problems, such as recurrent severe bacterial and fungal infections and chronic inflammatory conditions. These patients are prone to developing masses called granulomas, which can occur repeatedly in organs throughout the body and cause a variety of problems. CGD is considered a condition that patients can live with and manage. Studies suggest that overall survival has improved over the last decade, with more patients living well into adulthood. Approximately one out of every 100,000 to 200,000 babies in the United States is born with CGD. We estimate that there are approximately 1,600 patients with CGD in the United States.

SMO is a form of osteopetrosis and is sometimes referred to as marble bone disease or malignant infantile osteopetrosis because it occurs in very young children. While exact numbers are not known, it has been estimated that one out of 250,000 children is born with SMO. During normal bone development, existing bone material is constantly being replaced by new bone. Cells called osteoblasts cause new bone formation while other cells called osteoclasts remove old bone through a process called resorption. In people with osteopetrosis, this balance is not maintained and the resorption of old bone material decreases while the formation of new bone continues. This leads to an abnormal increase in bone mass, and osteopetrosis may cause other problems such as blood disorders, decreased ability to fight infection, bone fractures, problems with vision and hearing, and abnormal appearance of the face and head.

ACTIMMUNE currently faces limited competition. There are additional or alternative approaches used to treat patients with CGD and SMO, including the increasing trend towards the use of bone marrow transplants in patients with CGD, however, there are currently no medicines on the market that compete directly with ACTIMMUNE.

Our strategy for ACTIMMUNE includes driving growth by increasing awareness and diagnosis of CGD and increasing the length and persistence of treatment.

BUPHENYL

BUPHENYL tablets for oral administration and BUPHENYL powder for oral, nasogastric, or gastrostomy tube administration are indicated as adjunctive therapy in the chronic management of patients with UCDs involving deficiencies of carbamoyl phosphate synthetase, ornithine transcarbamylase or argininosuccinic acid synthetase.

BUPHENYL is indicated in all patients with neonatal-onset deficiency (complete enzymatic deficiency, presenting within the first twenty-eight days of life). It is also indicated in patients with late-onset disease (partial enzymatic deficiency, presenting after the first month of life) who have a history of hyperammonemic encephalopathy. It is important that the diagnosis be made early and treatment initiated immediately to improve chances of survival. BUPHENYL must be combined with dietary protein restriction and, in some cases, essential amino acid supplementation.

BUPHENYL is approved for use in the United States and Europe. We distribute BUPHENYL in the United States. The medicine is known as AMMONAPS in certain European countries, where we have granted distribution rights to SOBI through the end of 2021. We provide BUPHENYL in certain other countries through various special access programs and licensed distributors.

QUINSAIR

QUINSAIR is a formulation of the antibiotic drug levofloxacin, suitable for inhalation via a nebulizer, indicated for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in adult patients with cystic fibrosis, or CF. QUINSAIR’s route of delivery allows higher concentrations of drug in the lung sputum than can be achieved via systemic (for example, oral) administration. QUINSAIR, as approved in Canada and Latin America, is administered twice daily in twenty-eight-day cycles, using a hand-held nebulizer with a disposable handset known as the Zirela® device, manufactured by our partner PARI Pharma GmbH, or PARI, and configured specifically for use with QUINSAIR. QUINSAIR is not approved in the United States.

CF is a rare, life-threatening genetic disease affecting approximately 70,000 people worldwide, and results in buildup of abnormally thick secretions that can cause chronic lung infections and progressive lung damage in many patients that eventually leads to death.

Patients with CF are highly susceptible to colonization with bacterial infections of the lung, largely because their pulmonary mucous secretions are thicker, stickier, and more difficult to expectorate than those of healthy individuals. This creates an environment in the lung that favors bacterial proliferation. As of 2014, a median of approximately thirty-five percent of all patients with CF in the European Union, or EU, were colonized with Pseudomonas aeruginosa, a gram-negative bacterial infection. Infection rates climb as patients age.

QUINSAIR was launched in Canada in December of 2016.

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

RHEUMATOLOGY BUSINESS UNIT

The rare disease medicine KRYSTEXXA is the primary marketed medicine in our rheumatology business unit.

KRYSTEXXA

A PEGylated uric acid specific enzyme (uricase), KRYSTEXXA is the first and only FDA-approved medicine for the treatment of chronic gout in adult patients refractory to conventional therapy, or uncontrolled gout. Uncontrolled gout occurs in patients who have failed to normalize serum uric acid, or sUA, and whose signs and symptoms are inadequately controlled with conventional therapies, such as xanthine oxidase inhibitors, or XOIs, at the maximum medically appropriate dose, or for whom these drugs are contraindicated.

KRYSTEXXA has a unique mechanism of action that rapidly reverses disease progression. Unlike conventional XOI therapies, which address the over-production or under-excretion of uric acid, KRYSTEXXA converts uric acid into allantoin, a water-soluble molecule, which the body can easily eliminate through the urine. Renal excretion of allantoin is ten times more efficient than uric acid excretion.

Gout is one of the most common forms of inflammatory arthritis and can be assessed by a simple blood test for the amounts of uric acid in the blood (sUA levels). Typically in gout, when uric acid levels are greater than 6.8 milligrams per deciliter, urate will crystallize and deposit. These hard deposits are known as tophi and may occur anywhere in the body, including joints, as well as organs, such as the kidney and heart. When under-treated medically, tophi often lead to bone erosions and loss of functional ability. Gout flares, a common characteristic of uncontrolled gout, are intensely painful. They may or may not be accompanied by tophi. A systemic disease, uncontrolled gout frequently causes crippling disabilities and significant joint damage. Of the 8.3 million gout sufferers in the United States, we estimate that approximately 100,000 patients have uncontrolled gout.

KRYSTEXXA was approved by the FDA in 2010 following the results of two replicate clinical trials six months in duration involving eighty-five patients. The mean baseline sUA levels for patients in the trial were greater than 10 mg/dL, and patients could have visible or invisible tophi. The primary endpoint for the trials was the ability to maintain a low sUA for eighty percent of the samples taken at months three and six. As a result of the every-other-week dosing of KRYSTEXXA at 8 mg, forty-two percent of KRYSTEXXA patients achieved complete response versus zero percent for the placebo group; and forty-five percent of KRYSTEXXA patients achieved complete resolution of tophi versus eight percent for the placebo group over six months.

We are focused on optimizing and maximizing the peak sales potential of KRYSTEXXA by expanding our commercialization efforts, as well as investing in education, patient and physician outreach, and investigation programs that demonstrate KRYSTEXXA as an effective treatment for uncontrolled gout. We believe that KRYSTEXXA represents a significant opportunity and potential growth driver for our rheumatology business unit.

Since acquiring KRYSTEXXA through the acquisition of Crealta in January 2016, we have increased the growth trajectory of the medicine through the execution of our strong commercial and clinical strategies. This included building out a highly experienced sales, marketing, patient access and medical affairs team to support the physician and patient community. As part of that support, we launched an education campaign designed to build awareness about KRYSTEXXA and the systemic and progressive nature of gout. In addition, we invested in extensive re-analysis of the clinical trial data to elucidate new findings from the trials and expand awareness of KRYSTEXXA as a safe and effective treatment of uncontrolled gout.

In May 2017, we announced increased investment in KRYSTEXXA as part of our strategy to optimize its sales potential, nearly doubling the commercial organization by the end of 2017. In addition to selling and marketing to a larger number of rheumatologists, we are also expanding our outreach to include nephrologists, given that many chronic kidney disease, or CKD, patients have gout, and the disease tends to be more prevalent as CKD advances. While conventional XOI gout therapies can place additional burden on the kidneys and have dosing limitations, KRYSTEXXA has been proven effective and safe for uncontrolled gout patients with CKD without the need to adjust dosing. We therefore believe KRYSTEXXA offers a solution to a clinical need experienced by many nephrologists.

As the only FDA approved medication for the treatment of uncontrolled gout, KRYSTEXXA faces limited direct competition. We believe that the complexity of manufacturing KRYSTEXXA provides a barrier to potential generic competition. However, a number of competitors have medicines in Phase 1 or Phase 2 trials. Though KRYSTEXXA does not have any direct competitors, because there is no other medication approved for uncontrolled gout, other therapies could be used prior to use of KRYSTEXXA, and if effective, could reduce the treatable patient population for KRYSTEXXA.

RAYOS/LODOTRA

RAYOS/LODOTRA is indicated for the treatment of multiple conditions: rheumatoid arthritis, or RA; ankylosing spondylitis, or AS; polymyalgia rheumatica, or PMR; primary systemic amyloidosis; asthma; chronic obstructive pulmonary disease; systemic lupus erythematosus, or SLE; and a number of other conditions. We focus our promotion of RAYOS/LODOTRA on rheumatology indications, including RA and PMR. We sell and market the medicine in the United States as RAYOS.  Outside the United States, it is sold and marketed as LODOTRA, and Mundipharma is our exclusive distributor in Europe, Asia and Latin America. The majority of LODOTRA sales are in Germany and Italy, where reimbursement has been approved.

RAYOS/LODOTRA is composed of an active core containing prednisone that is encapsulated by an inactive porous shell, and acts as a barrier between the medicine’s active core and the patient’s gastrointestinal, or GI, fluids. RAYOS/LODOTRA was developed using Vectura Group plc’s, or Vectura, proprietary GeoClock™ and GeoMatrix™ technologies, for which we hold an exclusive worldwide license for the delivery of glucocorticoid, a class of corticosteroid. The delivery system enables a delayed release, synchronizing the prednisone delivery time with the patient’s elevated cytokine levels, thereby taking effect at a physiologically optimal point to inhibit cytokine production, and thus significantly reducing the signs and symptoms of RA and PMR.

RA is a chronic disease that causes pain, stiffness and swelling, primarily in the joints; PMR is an inflammatory disorder that causes significant muscle pain and stiffness; SLE is a chronic autoimmune disease that primarily affects women and causes inflammation and pain in the joints and muscles as well as overall fatigue.

RAYOS/LODOTRA competes with a number of medicines in the market to treat RA, including corticosteroids, such as prednisone; traditional disease-modifying anti-rheumatic drugs, or DMARDs, such as methotrexate; and biologic agents, such as Humira and Enbrel. The majority of RA patients are treated with DMARDs, which are typically used as initial therapy in patients with RA. Biologic agents are typically added to DMARDs as combination therapy. It is common for an RA patient to take a combination of a DMARD, an oral corticosteroid, a non-steroidal anti-inflammatory drug, or NSAID, and/or a biologic agent.

PRIMARY CARE BUSINESS UNIT

Our strategy for the primary care business unit, which includes PENNSAID 2%, DUEXIS, VIMOVO and MIGERGOT, is to educate physicians about these clinically differentiated medicines and the benefits they offer. Patients are able to fill prescriptions for these medicines through pharmacies participating in our HorizonCares patient access program, as well as other pharmacies. In addition, we have evolved our commercial strategy to enter into business arrangements with pharmacy benefit managers, or PBMs, and other payers to secure formulary status and reimbursement of our primary care medicines. The business arrangements with the PBMs generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.

PENNSAID 2%

PENNSAID 2% is indicated for the treatment of pain of osteoarthritis, or OA, of the knee(s). OA is a type of arthritis that is caused by the breakdown and eventual loss of the cartilage of one or more joints.

An analgesic that is easy-to-apply topically directly to the knee, PENNSAID 2% contains diclofenac sodium, a commonly prescribed NSAID to treat OA pain, and dimethyl sulfoxide, or DMSO, a penetrating agent that helps ensure that diclofenac sodium is absorbed through the skin to the site of inflammation and pain. Topical NSAIDs such as PENNSAID 2% are generally viewed as safer alternatives to oral NSAID treatment because they reduce systemic exposure to a fraction of that of an oral NSAID. PENNSAID 2% is the only topical NSAID offered with the convenience of a metered-dose pump, which ensures that the patient receives the correct amount of PENNSAID 2% solution with each use. PENNSAID 2% competes primarily with the generic version of Voltaren Gel, a market leader in the topical NSAID category.

DUEXIS

DUEXIS is indicated for the relief of signs and symptoms of RA and OA and to decrease the risk of developing upper-GI ulcers in patients who are taking ibuprofen for these indications. RA is a chronic disease that causes pain, stiffness and swelling, primarily in the joints. RA is discussed above in the Rheumatology Business Unit section.

DUEXIS provides a fixed-dose combination in tablet form of ibuprofen, the most widely prescribed NSAID, and famotidine, a well-established GI agent used to treat dyspepsia, gastroesophageal reflux disease and active ulcers.

Fixed-dose combination therapy provides significant advantages over multiple-pill regimens: fixed-dose combinations can reduce the number of pills taken; ensure that the correct dosage of each component is taken at the correct time, improving compliance; and is often associated with better treatment outcomes.

In general, DUEXIS faces competition from the separate use of NSAIDs for pain relief and GI medications to address the risk of NSAID-induced ulcers. However, the prescribing information for DUEXIS states that DUEXIS should not be substituted with the single-ingredient products of ibuprofen and famotidine. DUEXIS competes with other NSAIDs, including Celebrex®, manufactured by Pfizer Inc., and celecoxib, a generic form of the medicine supplied by other pharmaceutical companies. DUEXIS also competes with TIVORBEX™ (indomethacin) capsules, VIVLODEX® (meloxicam) capsules and ZORVOLEX ® (diclofenac) capsules marketed by Iroko Pharmaceuticals, LLC.

VIMOVO

VIMOVO is indicated for the relief of signs and symptoms of OA, RA and AS and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers. It is a proprietary, fixed-dose, delayed-release tablet that combines enteric-coated naproxen, an NSAID, surrounded by a layer of immediate-release esomeprazole magnesium. Naproxen has proven anti-inflammatory and analgesic properties, and esomeprazole magnesium reduces the stomach acid secretions that can cause upper-GI ulcers. Both naproxen and esomeprazole magnesium have well-documented and excellent long-term safety profiles, and both medicines have been used by millions of patients worldwide. VIMOVO has been shown to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID associated gastric ulcers. VIMOVO is not interchangeable with the individual components of naproxen and esomeprazole magnesium.

Similar to DUEXIS, VIMOVO faces competition from the separate use of NSAIDs for pain relief and GI medications to address the risk of NSAID-induced ulcers. However, the prescribing information for VIMOVO states that VIMOVO should not be substituted with the single-ingredient products of naproxen and esomeprazole magnesium. VIMOVO also competes with other NSAIDs, including Celebrex, TIVORBEX, VIVLODEX and ZORVOLEX.

MIGERGOT

MIGERGOT is indicated as therapy to abort or prevent vascular headaches, such as migraines, migraine variants or so- called “histaminic cephalalgia”.

Research and Development

Our research and development programs currently include pre-clinical and clinical development of new medicine candidates, activities related to label expansions for existing medicines and the generation of additional clinical data for our existing medicines. We devote significant resources to research and development activities associated with our medicines and medicine candidates, and in 2017 added the first development-stage candidate, teprotumumab, to our pipeline. For the years ended December 31, 2017, 2016 and 2015, we incurred $225.0 million, $60.7 million and $41.9 million, respectively, in research and development, or R&D, expenses. The graphic below summarizes our significant R&D activities in order of the program stage, from post-market to pre-clinical:

Orphan Pipeline Programs

We expanded our orphan pipeline programs in 2017, with the addition of teprotumumab, bringing our orphan development programs to five: HZN-001 (teprotumumab); RAVICTI label expansion; and three ACTIMMUNE oncology-combination programs.

HZN-001: Teprotumumab

Teprotumumab is a human monoclonal antibody inhibitor of insulin-like growth factor type 1 receptor being studied in a confirmatory Phase 3 clinical trial for the treatment of a rare eye disease, thyroid eye disease, or TED. There are no FDA-approved therapies for TED; therefore, there is a significant unmet need for an effective and safe treatment. We added this late-stage rare disease biologic medicine candidate to our pipeline with our acquisition of River Vision in May 2017.

Teprotumumab is in development for the treatment of TED, also referred to as Graves’ eye disease, Graves’ Orbitopathy or Thyroid-Associated Ophthalmopathy, an eye condition in which the eye muscles and fatty tissue behind the eye become inflamed. This can cause proptosis, where the eyes are pushed forward causing “staring” or “bulging” eyes and the eyes and eyelids become swollen and red. In some cases swelling and stiffness of the muscles occur that move the eyes so that they are no longer in line with each other, or the eyelids are unable to close. It is believed that teprotumumab works by blocking the specific autoimmune pathophysiology that causes active TED, which diminishes local inflammation, prevents orbital fibroblast proliferation and reduces tissue expansion, thus restoring the orbital tissue to a more normal state. We estimate that 15,000 to 20,000 patients are eligible for treatment in the United States. Teprotumumab received orphan drug, fast track and breakthrough therapy designations from the FDA in 2016.

The Phase 2 clinical trial results for teprotumumab demonstrated clinically meaningful and statistically significant results in patients with active moderate-to-severe TED. The primary endpoint of the trial was the responder rate, defined as a reduction of proptosis of > 2mm and a reduction in the Clinical Activity Score, a seven-point scale that measures orbital inflammation and pain, of > 2  points in the study eye at week twenty-four of the trial, without proptosis deterioration (> 2mm) in the fellow eye. In the trial, sixty-nine percent of teprotumumab patients achieved the primary endpoint versus twenty percent of the placebo patients (p < 0.001). The secondary endpoints were also achieved, and teprotumumab was generally well tolerated with the majority of adverse events being mild. Of note, a treatment-related adverse event was hyperglycemia in diabetic patients, which was controlled by adjusting diabetes medication. The results were published in The New England Journal of Medicine in May 2017.

During October 2017, we enrolled the first patient in the confirmatory Phase 3 clinical trial titled “Treatment of Graves’ Orbitopathy (Thyroid Eye Disease) to Reduce Proptosis with Teprotumumab Infusions in a Randomized, Placebo-Controlled, Clinical Study”, or OPTIC. OPTIC will enroll seventy-six patients across eleven centers in the United States, Germany and Italy, and those patients who meet OPTIC Phase 3 eligibility criteria will be randomized to receive eight infusions of teprotumumab or placebo every three weeks for twenty-one weeks. The primary endpoint will measure the proptosis responder rate of ≥ 2 mm reduction of proptosis in the study eye (without deterioration in the fellow eye) at week twenty-four. In addition, the OPTIC trial will measure several secondary endpoints at week twenty-four, including overall responder rate (defined as the percentage of patients with > 2 point reduction in Clinical Activity Score and > 2 mm reduction in proptosis, which was the primary endpoint of the Phase 2 trial), percentage of participants with a Clinical Activity Score value of 0 or 1, mean change in proptosis measurement and mean change in the Graves’ Ophthalmopathy Quality of Life questionnaire overall score. Safety will also be evaluated. We anticipate that data from the trial will be available during the second half of 2019.

RAVICTI

We are in the process of seeking FDA approval for a label expansion for RAVICTI for patients from birth to two months. There is a variable age of diagnosis in patients with UCDs (from newborn to adulthood), and the severity of the disease can be associated with the age of onset and enzymatic deficit. However, a prompt diagnosis and careful management of the disease may lead to good clinical outcomes.

ACTIMMUNE

We are supporting a number of investigator-initiated studies to evaluate ACTIMMUNE as a potential immune booster in cancer-combination studies.

A study at the H. Lee Moffitt Cancer Center and Research Institute is evaluating the optimal dosing for a combination therapy of ACTIMMUNE with Taxol® (paclitaxel), Herceptin® (trastuzumab) and Perjeta® (pertuzumab) for the treatment of patients with a certain type of advanced breast cancer. Taxol is marketed by Bristol-Meyers Squibb Company, and Herceptin and Perjeta are marketed by Genentech Inc., or Genentech. Enrollment for the dose escalation portion of the trial is complete and the study has transitioned into the Phase 2 portion. We expect to have data from the trial in 2019.

Two other cancer-combination studies are evaluating ACTIMMUNE in combination with a PD-1 inhibitor in certain cancers. Pre-clinical research has indicated that interferon gamma may enhance the effect of PD-1 inhibitors.

A trial at Fox Chase Cancer Center is evaluating ACTIMMUNE in combination with Opdivo® (nivolumab), a PD-1 inhibitor, in advanced solid tumors. Opdivo is marketed by Bristol-Meyers Squibb Company. Data from the first three cohorts of the Phase 1 dose escalation trial determined the maximum-tolerated dose of ACTIMMUNE in combination with nivolumab. A fourth cohort of patients receiving ACTIMMUNE in combination with nivolumab is still under study.

A trial sponsored by the National Cancer Institute in collaboration with the Cancer Immunotherapy Trials Network is evaluating a combination therapy of ACTIMMUNE with Keytruda® (pembrolizumab), a PD-1 inhibitor, for the treatment of mycosis fungoides and Sézary syndrome, a type of cutaneous T-cell lymphoma. Patients are currently being enrolled in the Phase 2 study. Keytruda is marketed by Merck Sharp & Dohme Corp.

Rheumatology Pipeline Programs

We expanded our rheumatology pipeline programs in 2017 with the addition of two pre-clinical programs to enhance our market leadership position in uncontrolled gout and to augment our rheumatology portfolio. Our rheumatology pipeline is now composed of five programs: HZN-003 (optimized uricase and optimized PEGylation for uncontrolled gout); HZN-002 (next-generation dexamethasone conjugate for inflammatory diseases); TRIPLE trial for KRYSTEXXA; RECIPE trial for KRYSTEXXA; and RIFLE trial for RAYOS (each as defined below). In addition to the pipeline programs, we recently entered into a collaboration agreement with XL-protein GmbH to identify clinical-stage product candidates that could use PASylation technology to construct a next-generation gout biologic.

HZN-003:  Potential Next-Generation Biologic for Uncontrolled Gout Using Optimized Uricase and Optimized PEGylation Technology

A biologic for uncontrolled gout, HZN-003 is a pre-clinical, genetically engineered uricase derivative with optimized uricase and optimized PEGylation technology that has the potential to improve the response rate compared to the un-optomized biologic. In addition, it has the potential for subcutaneous dosing. We licensed HZN-003 (formerly MEDI4945) from MedImmune LLC, the global biologics research and development arm of the AstraZeneca Group, late in 2017. HZN-003 is a rheumatology pipeline program with the objective of enhancing our leadership position in the uncontrolled gout market.

HZN-002: Potential Targeted Novel Dexamethasone Conjugate for Inflammatory Diseases

HZN-002 is a pre-clinical, novel dexamethasone conjugate. HZN-002 has the potential to augment our rheumatology portfolio by addressing inflammatory diseases through its targeted delivery technology. We have an option to license HZN-002 under a collaboration and option agreement we entered into with a privately held life-science entity in November 2016.

KRYSTEXXA Life-Cycle Management

KRYSTEXXA is a recombinant protein of uricase, an enzyme not found in humans, and PEGylation. As with many biologic medicines, some people treated with KRYSTEXXA develop antidrug antibodies as part of an immune response to the medicine and lose response to therapy. Our clinical strategy for KRYSTEXXA is to enhance the response rate and improve convenience of dosing.

In January 2016, following our acquisition of Crealta, we assumed responsibility for an investigator-initiated study designed to test the potential reduction of immunogenicity in KRYSTEXXA patients, known as the Tolerization Reduces Intolerance to Pegloticase and Prolongs the Urate Lowering Effect, or TRIPLE, study. The TRIPLE study is a post-market interventional, exploratory open-label, adaptive design study with multiple cohorts. Initial results from the ongoing study data from the TRIPLE trial were presented in November 2017. The data showed a notable reduction in the frequency of infusion reactions when treatment “stopping rules” were used, with infusion reactions occurring in less than one percent of infusions in the study. This compares to infusion reactions reported in twenty-six percent of patients treated with KRYSTEXXA in the Phase 3 trial, which did not incorporate stopping rules. Based on the initial TRIPLE infusion reaction data, and other post-marketing data, we submitted a proposed label update to the prescribing information for KRYSTEXXA to the FDA.

During November 2017, we announced that TRIPLE will include an additional cohort to evaluate the impact of adding the immunomodulator azathioprine for a two-week run-in period, followed by daily azathioprine and KRYSTEXXA every two weeks, for a total of thirteen doses. The immunomodulation arm of the study is expected to begin in the first quarter of 2018.

A second investigator-initiated study evaluating immunomodulation with KRSTEXXA is expected to begin in the first quarter of 2018. The Reducing Immunogenicity to Pegloticase, or RECIPE, trial will evaluate the use of the immunomodulator mycophenolate mofetil, or MMF, along with KRYSTEXXA to improve the response rate to the medicine. RECIPE is a Phase 2, double-blind, multi-site proof-of-concept trial designed to evaluate if a twelve-week course of immunomodulation therapy with daily MMF can safely and meaningfully prevent the incidence of an immune response to KRYSTEXXA. The study will also assess the incidence and types of adverse events and infusion reactions related to the medicine.

RAYOS

We are collaborating with the Lupus Research Alliance and Ampel BioSolutions on a clinical trial for patients with SLE, a chronic autoimmune disease that causes inflammation and pain in the joints and muscles, as well as overall fatigue.  The trial, titled RAYOS (delayed release prednisone) Inhibits Fatigue in Lupus Erythematosus, or RIFLE, launched late in 2017 and is studying the effect of RAYOS on the fatigue experienced by SLE patients.

Distribution

We use central third-party logistics, FDA-compliant warehouses for storage and distribution of our medicines into the supply chain. Our third-party logistics providers specialize in integrated operations that include warehousing and transportation services that can be scaled and customized to our needs based on market conditions and the demands and delivery service requirements for our medicines and materials. Their services eliminate the need to build dedicated internal infrastructures that would be difficult to scale without significant capital investment. Our third-party logistics providers warehouse all medicines in controlled FDA-registered facilities. Incoming orders are prepared and shipped through an order entry system to ensure just in time delivery of the medicines.

Sales and Marketing

As of December 31, 2017, our sales force was composed of approximately 430 sales representatives consisting of approximately 25 sales representatives in our Orphan business unit, 140 sales representatives in our Rheumatology business unit and 265 sales representatives in our Primary Care business unit.

Our Orphan and Rheumatology business unit sales representatives focus on marketing our orphan and rheumatology medicines to a limited number of healthcare practitioners who specialize in fields such as pediatric immunology, allergy, infectious diseases, metabolic disorders, rheumatology and nephrology to help them understand the potential benefits of our medicines. We have entered into, and may continue to enter into, agreements with third parties for commercialization of our medicines outside the United States.

Part of our commercial strategy for RAYOS and our primary care medicines is to offer physicians the opportunity to have their patients fill prescriptions through pharmacies participating in our HorizonCares patient access program. For commercial patients who are prescribed our primary care medicines or RAYOS, the HorizonCares program offers co-pay assistance when a third-party commercial payer covers a prescription but requires an eligible patient to pay a co-pay or deductible, and offers full subsidization when a third-party commercial payer rejects coverage for an eligible patient. We have entered into business arrangements with PBMs and other payers to secure formulary status and reimbursement of our medicines, such as our arrangements with Express Scripts, Inc., CVS Caremark and Prime Therapeutics LLC. These arrangements generally require us to pay administrative and rebate payments to the PBMs and/or other payers, and regardless of our agreements with the PBMs, the extent of formulary status and reimbursement ultimately depends to a large extent upon individual healthcare plan formulary decisions.

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

RAVICTI

We have clinical and commercial supplies of glycerol phenylbutyrate API manufactured for us by two alternate suppliers, Helsinn Advanced Synthesis SA (Switzerland) and DSM Fine Chemicals Austria (now Patheon Austria GmbH & Co KG) on a purchase-order basis. We have finished RAVICTI drug medicine manufactured by Lyne Laboratories, Inc. under a manufacturing agreement and we have an agreement in place for a fill/finish supplier, Halo Pharmaceuticals, Inc., for European supplies.

Ucyclyd Asset Purchase Agreement

As a result of the Hyperion acquisition, we became subject to an asset purchase agreement with Ucyclyd Pharma, Inc., or Ucyclyd, pursuant to which we are obligated to pay to Ucyclyd tiered mid-to high- single-digit royalties on our global net sales of RAVICTI. The asset purchase agreement cannot be terminated for convenience by either party. However, we have a license to certain Ucyclyd manufacturing technology, and Ucyclyd may have a license to certain of our technology. The party granting a license is permitted to terminate the license if the other party fails to comply with any payment obligations relating to the license and does not cure such failure within a defined time period.

Brusilow License Agreement

As a result of the Hyperion acquisition, we became subject to a license agreement with Saul W. Brusilow, M.D. and Brusilow Enterprises, Inc., or Brusilow, pursuant to which we license patented technology related to RAVICTI from Brusilow. Under such agreement, we are obligated to pay low-single digit royalties to Brusilow on net sales of RAVICTI that are covered by a valid claim of a licensed patent. The license agreement may be terminated for any uncured breach as well as bankruptcy. We may also terminate the agreement at any time by giving Brusilow prior written notice, in which case all rights granted to us would revert to Brusilow.

PROCYSBI

PROCYSBI drug product is comprised of enteric coated beads of cysteamine bitartrate encapsulated in gelatin capsules. PROCYSBI drug product and API, cysteamine bitartrate, are manufactured on a contract basis by third parties.

Patheon Manufacturing Services Agreement

As a result of the Raptor acquisition, we assumed a manufacturing services agreement, as amended, with Patheon Pharmaceuticals Inc., or Patheon. Pursuant to the agreement, we must provide a rolling, non-binding forecast of PROCYSBI, with a portion of the forecast being a firm written order. The agreement has a term that runs until December 31, 2019 and which automatically renews for successive two-year terms if not terminated at least eighteen months in advance.

Cambrex Profarmaco Milano Supply Agreement

As a result of the Raptor acquisition, we assumed an API supply agreement, as amended, with Cambrex Profarmaco Milano, or Cambrex. Pursuant to the agreement, we must provide rolling, non-binding forecasts, with a portion of the forecast being the minimum floor of the firm order that must be placed. The Cambrex supply agreement has an initial term that runs until November 30, 2020, and which automatically renews for successive two-year terms if not terminated at least one year in advance.

UCSD License Agreement

In May 2017, we entered into an amended and restated license agreement with The Regents of the University of California, San Diego, or UCSD. We must pay UCSD a royalty in the mid-single digits on net sales of PROCYSBI in countries where PROCYSBI is covered by a patent right, and a royalty in the low-single digits on net sales of PROCYSBI in countries where PROCYSBI is not covered by a patent right. Each such royalty is subject to reduction for sales of PROCYSBI in countries in the event a generic substitute for PROCYSBI is sold in such countries. We must pay UCSD a minimum annual royalty in an amount less than $0.1 million. Royalties terminate upon the later of (a) the expiration date of the longest-lived patent rights on a country-by-country basis; and (b) twenty years after first commercial sale of PROCYSBI. We must also pay UCSD a percentage in the mid-teens of any fees we receive from our sublicensees under the agreement that are not earned royalties. We may also be obligated to pay UCSD aggregate developmental milestone payments of $0.3 million and aggregate regulatory milestone payments of $1.8 million for each orphan indication and aggregate developmental milestone payments of $0.8 million and aggregate regulatory milestone payments of $3.5 million for each non-orphan indication. We are also subject to certain diligence obligations relating to performing activities for specified indications, including maintaining existing regulatory approvals for PROCYSBI and commercializing PROCYSBI in countries where regulatory approvals have been obtained and using commercially reasonable efforts to develop, obtain regulatory approval, and commercialize certain other licensed medicines in the United States and other countries. Under the terms of our agreement with Chiesi, royalties due to UCSD on sales of PROCYSBI in EMEA will be paid by Chiesi to us, which we will forward to UCSD unless we instruct Chiesi to make such payments directly to UCSD.

ACTIMMUNE

ACTIMMUNE is a recombinant protein that is produced by fermentation of a genetically engineered Escherichia coli bacterium containing the DNA which encodes for the human protein. Purification of the active drug substance is achieved by conventional column chromatography. The resulting active drug substance is then formulated as a highly purified sterile solution and filled in a single-use vial for subcutaneous injection, which is the ACTIMMUNE finished drug medicine. In support of its manufacturing process, we and Boehringer Ingelheim RCV GmbH & Co KG, or Boehringer Ingelheim, store multiple vials of the Escherichia coli bacterium master cell bank and working cell bank in order to ensure adequate backup should any cell bank be lost in a catastrophic event.

Boehringer Ingelheim Supply Agreement

In June 2017, we entered into an exclusive global supply agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim Biopharmaceuticals, pursuant to which Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN active drug substance and commercial quantities of the ACTIMMUNE and IMUKIN finished drug medicine. Boehringer Ingelheim Biopharmaceuticals is our sole source supplier for ACTIMMUNE active drug substance and finished drug medicine. Pursuant to the agreement, we are required to purchase minimum quantities of finished drug medicine during the term of the agreement. Boehringer Ingelheim Biopharmaceuticals manufactures our commercial requirements of ACTIMMUNE based on our forecasts and the annual contractual minimum purchase quantity. The supply agreement continues for an indefinite period but can be terminated by either party upon three years notice (but, in such case, cannot be terminated sooner than June 30, 2024), for an uncured material breach by the other party, upon the other party’s bankruptcy or insolvency, or upon certain changes of control of the other party. We can terminate the supply agreement in the event we are prevented by regulatory authorities from distributing the product on the market for all indications.

License Agreements

Under a license agreement, as amended, with Genentech who was the original developer of ACTIMMUNE, we are or were obligated to pay royalties to Genentech on our net sales of ACTIMMUNE as follows:

•

For the period from November 26, 2014, through May 5, 2018, a royalty in the twenty percent to thirty percent range for the first $3.7 million in net sales achieved in any calendar year and in the one percent to nine percent range for all additional net sales in any year; and

•	From May 6, 2018, and for so long as we continue to commercially sell ACTIMMUNE, an annual royalty in the low single digits as a percentage of annual net sales.

Either Genentech or we may terminate the agreement if the other party becomes bankrupt or defaults, however, in the case of a default, the defaulting party has thirty days to cure the default before the license agreement may be terminated.

Under the terms of an assignment and option agreement with Connetics Corporation (which was the predecessor parent company to InterMune Pharmaceuticals Inc. and is now part of GlaxoSmithKline), or Connetics, we are obligated to pay low single-digit royalties to Connetics on our net sales of ACTIMMUNE in the United States.

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

QUINSAIR

QUINSAIR drug product, its API, levofloxacin hemihydrate, and the Zirela nebulizer device are all manufactured on a contract basis by third parties. The API is exclusively supplied by TEVA API Inc. QUINSAIR drug product is manufactured by Catalent Pharma Solutions, LLC. The term of the Catalent supply agreement runs until March 10, 2019. Nebulizers are supplied by PARI in Starnberg, Germany.

KRYSTEXXA

KRYSTEXXA is a PEGylated (synthetic technology used to extend the half-life of uricase), recombinant protein that is produced by fermentation of a genetically engineered Escherichia coli bacterium containing the DNA which encodes for uricase. The complementary DNA coding for the uricase is based on mammalian sequences. Uricase is purified and is then PEGylated with a PEGylation agent to produce the bulk medicine, pegloticase. PEGylation and purification of the active drug substance is achieved by conventional column chromatography. The resulting highly purified sterile solution is filled in a single-use vial for intravenous infusion following dilution. In support of its manufacturing process, we store multiple vials of the Escherichia coli bacterium master cell bank and working cell bank at multiple locations in order to ensure adequate backup should any cell bank be lost in a catastrophic event.

NOF Supply Agreement

In August 2015, Crealta and NOF Corporation, or NOF, in Japan, entered into an exclusive supply agreement for the PEGylation agent used in the manufacture of KRYSTEXXA. Under the terms of this agreement, we are required to issue NOF forecasts of our requirements for the PEGylation agent, a portion of which are binding. The agreement expires in August 2020, however, either we or NOF may terminate the agreement for any reason upon twenty-four months’ prior notice. Either we or NOF may also terminate the agreement upon a material breach, if not cured within a specified period of time, or in the event of the other party’s insolvency. While there are no minimum purchase obligations under the agreement, we are required to use NOF as our exclusive supplier for the PEGylation agent, subject to certain exceptions if NOF is unable to supply the PEGylation agent.

Bio-Technology General (Israel) Supply Agreement

In March 2007, Savient Pharmaceuticals, Inc. (as predecessor in interest to Crealta), entered into a commercial supply agreement with Bio-Technology General (Israel) Ltd, or BTG Israel, for the production of the bulk KRYSTEXXA medicine, or bulk product. We assumed this agreement as part of the Crealta acquisition and amended the agreement in September 2016. Under this agreement, we have agreed to purchase certain minimum annual order quantities and are obligated to purchase at least eighty percent of our annual world-wide bulk product requirements from BTG Israel. The term of the agreement runs until December 31, 2030, and will automatically renew for successive three year periods unless earlier terminated by either party upon three years’ prior written notice. The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice. Under the agreement if the manufacture of the bulk product is moved out of Israel, we may be required to obtain the approval of the Israeli Office of the Chief Scientist, or OCS, because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the OCS and we may be required to pay the OCS additional amounts as a repayment for the OCS grant funding. We issue eighteen-month forecasts of the volume of KRYSTEXXA that we expect to order. The first six months of the forecast are considered binding firm orders.

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

Duke University and Mountain View Pharmaceutical License Agreement

In August 1998, Savient entered into an exclusive, worldwide license agreement with Duke University, or Duke, and Mountain View Pharmaceuticals Inc., or MVP, which we acquired as part of the Crealta acquisition. Duke developed the recombinant uricase enzyme used in KRYSTEXXA and MVP developed the PEGylation technology used in the manufacture of KRYSTEXXA. Duke and MVP may terminate the agreement if we commit fraud or for our willful misconduct or illegal conduct; upon our material breach of the agreement, if not cured within a specified period of time; upon written notice if we have committed two or more material breaches under the agreement; or in the event of our bankruptcy or insolvency. Under the terms of the agreement, we are obligated to pay Duke a mid-single digit percentage royalty on our global net sales of KRYSTEXXA and a royalty of between five percent and fifteen percent on any global sublicense revenue. We are also obligated to pay MVP a mid-single digit percentage royalty on our net sales of KRYSTEXXA outside of the United States and royalty of between five percent and fifteen percent on any sublicense revenue outside of the United States. Royalties terminate upon last to expire of licensed patents on a country-by-country basis, and royalties are reduced by a mid-double digit percentage in countries that never had patents.

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

We are obligated to pay Jagotec a mid-single digit percentage royalty on our adjusted gross sales of RAYOS/LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the adjusted gross sales of RAYOS/LODOTRA, such as license fees, and lump sum and milestone payments.

PENNSAID 2%

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.), or Nuvo, we entered into an exclusive supply agreement with Nuvo, which was amended in February 2016, January 2017 and February 2018, under which Nuvo will manufacture and supply PENNSAID 2% to us. The term of our supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party.

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

BASF Contract

In July 2010, we entered into a contract with BASF for the purchase of DC85, which was subsequently amended effective as of January 2016. Pursuant to the agreement, we are obligated to source a significant majority of our commercial demand for DC85 from BASF. The contract expires in December 2018 and thereafter automatically renews for a period of three years. Either party may terminate the agreement upon twelve months’ written notice or in the event of uncured breach by the other party.

Manufacturing and Supply Agreement with Sanofi

In May 2011, we entered into a manufacturing and supply agreement with Sanofi, which was amended in September 2013. Pursuant to the agreement, Sanofi is obligated to manufacture and supply DUEXIS to us in final, packaged form, and we are obligated to purchase DUEXIS exclusively from Sanofi for our commercial requirements in North America and certain countries and territories in Europe, including the EU member states and Scandinavia, and South America. Sanofi must acquire the components necessary to manufacture DUEXIS, including the APIs, and is obligated to acquire all DC85 under the terms of our agreements with suppliers, including the current BASF contract. In order to allow Sanofi to perform its obligations under the agreement, we granted Sanofi a non-exclusive license to our related intellectual property. The agreement term extends until May 2019, and automatically extends for successive two-year terms unless terminated by either party upon two years’ prior written notice. Either party may terminate the agreement upon thirty days’ prior written notice to the other party in the event of breach by the other party that is not cured within thirty days of notice (which notice period may be longer in certain, limited situations) or in the event we lose regulatory approval to market DUEXIS in all countries worldwide, and either party may terminate the agreement without cause upon two years’ prior written notice to the other party at any time after the third anniversary of the first commercial sale of DUEXIS in any country worldwide.

VIMOVO

We purchase VIMOVO in final, packaged form from Patheon for our commercial requirements in North America. The first API in VIMOVO is naproxen which is supplied to Patheon by Divis Laboratories Limited in India. The second API in VIMOVO is esomeprazole magnesium trihydrate, which we source from Minakem Holding SAS in France.

Under a license agreement with Aralez Pharmaceuticals Inc., or Aralez, we are required to pay Aralez a ten percent royalty based on net sales of VIMOVO sold by us, our affiliates or sublicensees during the royalty term, subject to a minimum annual royalty obligation of $7.5 million, which minimum royalty obligations will continue for each year during which one of Aralez’s patents covers such medicines in the United States and there are no competing medicines in the United States. The royalty rate may be reduced to a mid-single digit royalty rate as a result of loss of market share to competing medicines.

MIGERGOT

MIGERGOT drug product is ergotamine tartrate and caffeine-containing suppositories. G&W Laboratories Inc., or G&W, performs the sourcing and procurement of the APIs, ergotamine tartrate and caffeine. MIGERGOT drug product is manufactured by G&W in South Plainfield, New Jersey under a supply agreement that expires on December 31, 2023.

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

•	we may not be successful in any patent litigation to enforce our patent rights, including our pending patent litigation regarding PENNSAID 2%, RAVICTI and/or VIMOVO;
•	we may not develop additional proprietary technologies or medicine candidates that are patentable; or
•	the patents of others may have an adverse effect on our business.

RAVICTI

We have ownership of U.S. and foreign patents and patent applications covering RAVICTI. If not otherwise invalidated, those patents expire between 2030 and 2032. We also have an exclusive license to U.S. and foreign patents from Brusilow covering RAVICTI which expire in the United States in 2018 and if extended, in certain countries in Europe in 2021. We continue to prosecute and pursue patent protection to obtain additional patent coverage on RAVICTI and its uses.

In the United States, RAVICTI has been granted seven years of orphan drug exclusivity, which will expire in 2020. In the EU, RAVICTI received ten years of marketing exclusivity protection, beginning with its December 2015 marketing authorization.

PROCYSBI

We have U.S. and foreign patents and patent applications covering PROCYSBI, as well as licenses from UCSD to U.S. and foreign patents and patent applications covering PROCYSBI. If not otherwise invalidated, those patents expire between 2027 and 2034. We continue to prosecute and pursue patent protection to obtain additional patent coverage on PROCYSBI and its uses.

PROCYSBI received marketing authorization in September 2013 from the European Communities, or the EC, for marketing in the EU as an orphan medicinal product for the management of proven nephropathic cystinosis.

PROCYSBI received seven years of market exclusivity, through 2020, for patients six years and older as an orphan drug in the United States, and ten years of market exclusivity, through 2023, as an orphan drug in Europe. PROCYSBI received seven years of market exclusivity, through 2022, for patients two years of age to less than six years of age, and seven years of market exclusivity, through 2024, for patients one year of age to less than two years of age, as an orphan drug in the United States. During December 2017, the FDA awarded pediatric exclusivity to PROCYSBI in the United States, which adds an additional six month exclusivity period to the end of each orphan exclusivity period and patent term covering PROCYSBI.

ACTIMMUNE

We have licenses to U.S. patents covering ACTIMMUNE. If not otherwise invalidated, those patents expire in 2022. We continue to prosecute and pursue patent protection to obtain additional patent coverage on ACTIMMUNE and its uses.

QUINSAIR

We have U.S. and foreign patents and patent applications covering QUINSAIR, as well as licenses from PARI to U.S. and foreign patents and patent applications covering QUINSAIR. If not otherwise invalidated, those patents expire between 2020 and 2037. We continue to prosecute and pursue patent protection to obtain additional patent coverage on QUINSAIR and its uses.

QUINSAIR received ten years of market exclusivity in the EU, beginning with its March 2015 marketing authorization.

KRYSTEXXA

We have licenses to U.S. and foreign patents and applications covering KRYSTEXXA. If not otherwise invalidated, those patents expire between 2019 and 2030. We continue to prosecute and pursue patent protection to obtain additional patent coverage on KRYSTEXXA and its uses.

In the United States, KRYSTEXXA has received twelve years of biologic exclusivity, expiring in 2022.

RAYOS/LODOTRA

We have an exclusive license to U.S. and foreign patents and patent applications from Vectura covering RAYOS/LODOTRA. If not otherwise invalidated, those in-licensed patents expire between 2024 and 2028. We continue to prosecute and pursue additional patent coverage on RAYOS/LODOTRA and its uses. However, under our settlement agreement with Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida), or Teva, Teva may enter the market on December 23, 2022, or earlier under certain circumstances.

In the EU, LODOTRA has received ten years of marketing exclusivity protection, beginning with its March 2009 marketing authorization in Germany.

PENNSAID 2%

We have ownership of U.S. patents and patent applications covering PENNSAID 2% from Nuvo. We also co-own other U.S. patent applications with Mallinckrodt LLC. If not otherwise invalidated, those patents expire between 2027 and 2030. However, under our settlement agreements with Perrigo Company plc, or Perrigo, Taro Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd., or collectively Taro, Amneal Pharmaceuticals LLC, or Amneal, and Teligent, Inc., or Teligent, Perrigo, Taro, Amneal, and/or Teligent may enter the market on January 10, 2029, or earlier under certain circumstances. We continue to prosecute and pursue patent protection in the United States to obtain additional patent coverage on PENNSAID 2% and its uses.

DUEXIS

We have multiple patents and patent applications related to DUEXIS. Unless otherwise invalidated, those patents expire in 2026. However, under a settlement agreement with Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc., or collectively Par, Par may enter the market on January 1, 2023, or earlier under certain circumstances.

VIMOVO

We have licenses to U.S. patents and patent applications and trademarks covering VIMOVO from Aralez and AstraZeneca AB. We co-own other U.S. patents and patent applications with Aralez. If not otherwise invalidated, those in-licensed patents expire between 2018 and 2031. We continue to prosecute and pursue patent protection in the United States to obtain additional patent coverage on VIMOVO and its uses.

For a description of our legal proceedings related to intellectual property matters, see Note 19 of the Notes to consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

Customers and Information About Geographic Areas

Information regarding our total revenues by product, attributed to U.S and non-U.S. sources and attributed to customers who represented at least 10% of our total revenues in each of the years ended December 31, 2017, 2016 and 2015, as well as the location of our long-lived assets, is included in Note 14 of the Notes to consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

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

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act and its implementing regulations and biologics additionally under the Public Health Service Act. The process required by the FDA before medicine candidates may be marketed in the United States generally involves the following:

•	submission to the FDA of an investigational new drug, or IND, which must become effective before human clinical trials may begin and must be updated annually;
•	completion of extensive pre-clinical laboratory tests and pre-clinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the medicine candidate for each proposed indication;
•

submission to the FDA of a new drug application, or NDA, or biologics license application, or BLA, as appropriate, after completion of all pivotal clinical trials to demonstrate the safety, purity and potency of the medicine candidate for the indication for use;

•	a determination by the FDA within sixty days of its receipt of an NDA or BLA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with the FDA’s current good manufacturing practices, or cGMPs, regulations for pharmaceuticals; and

•	FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the medicine in the United States.

The development and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our medicine candidates will be granted on a timely basis, if at all.

The results of pre-clinical tests (which include laboratory evaluation as well as GLP studies to evaluate toxicity in animals) for a particular medicine candidate, together with related manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective thirty days after receipt by the FDA, unless the FDA, within the thirty-day time period, raises concerns or questions about the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during medicine development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice regulations and regulations for informed consent and privacy of individually identifiable information. Similar requirements to the U.S. IND are required in the European Economic Area, or the EEA, and other jurisdictions in which we may conduct clinical trials.

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

•

Phase 4. The FDA may approve an NDA or BLA for a medicine candidate, but require that the sponsor conduct additional clinical trials to further assess the medicine after approval under a post-marketing commitment or post- marketing requirement. In addition, a sponsor may decide to conduct additional clinical trials after the FDA has approved a medicine. Post-approval trials are typically referred to as Phase 4 clinical trials.

The results of drug development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA, as appropriate. Applications also must contain extensive chemistry, manufacturing and control information. Applications must be accompanied by a significant user fee. Once the submission has been accepted for filing, the FDA’s goal is to review applications within twelve months of submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, eight months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA will typically conduct a pre-approval inspection of the manufacturer to ensure that the medicine can be reliably produced in compliance with cGMPs and will typically inspect certain clinical trial sites for compliance with good clinical practice, or GCP. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations. The FDA may deny approval of an application by issuing a Complete Response Letter if the applicable regulatory criteria are not satisfied. A Complete Response Letter may require additional clinical data and/or trial(s), and/or other significant, expensive and time- consuming requirements related to clinical trials, pre-clinical studies or manufacturing. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Approval may occur with boxed warnings on medicine labeling or Risk Evaluation and Mitigation Strategies, or REMS, which limit the labeling, distribution or promotion of a medicine. Once issued, the FDA may withdraw medicine approval if ongoing regulatory requirements are not met or if safety problems occur after the medicine reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety effects of approved medicines which have been commercialized and the FDA has the power to prevent or limit further marketing of a medicine based on the results of these post-marketing programs or other information.

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

Other Regulatory Requirements. Medicines manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping, annual medicine quality review, payment of program fees and reporting requirements. Adverse event experience with the medicine must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Our medicines may be subject to REMS requirements that affect labeling, distribution or post market reporting. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form 483 and Untitled Letters or warning letters that could cause us or our third-party manufacturers to modify certain activities. A Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated cGMP or other FDA regulations or guidelines. In addition to Form 483 notices and Untitled Letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of medicine, injunctive action, additional reporting requirements and/or oversight by the agency, import alert or possible civil penalties. The FDA may also require us to recall a drug from distribution or withdraw approval for that medicine.

The FDA closely regulates the post-approval marketing and promotion of pharmaceuticals, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet, including certain social media activities. Medicines may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the medicine, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental application, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials. Failure to comply with these requirements can result in adverse publicity, Untitled letters, corrective advertising and potential administrative, civil and criminal penalties, as well as damages, fines, withdrawal of regulatory approval, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs, additional reporting requirements and/or oversight by the agency, and imprisonment, any of which could adversely affect our ability to sell our medicines or operate our business and also adversely affect our financial results.

Physicians may, in their independent medical judgment, prescribe legally available pharmaceuticals for uses that are not described in the medicine’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use. Additionally, a significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of medicines for off-label uses and other sales practices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, false claims laws, the Prescription Drug Marketing Act, or PDMA, anti-kickback laws, and other alleged violations in connection with the promotion of medicines for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If our promotional activities, including any promotional activities that a contracted sales force may perform on our behalf, fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved medicine from the market, require corrective advertising or a recall or institute fines or civil fines, additional reporting requirements and/or oversight or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business. In addition, the distribution of prescription medicines is subject to the PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription medicine samples and impose requirements to ensure accountability in distribution, including a drug pedigree which tracks the distribution of prescription drugs. Further, under the Drug Quality and Security Act, drug manufacturers are subject to a number of requirements, including, medicine identification, tracing and verification, among others, that are designed to detect and remove counterfeit, stolen, contaminated or otherwise potentially harmful drugs from the U.S. drug supply chain. These requirements will be phased in over several years and compliance will likely increase the costs of the manufacture and distribution of drug medicines.

Outside the United States, the ability of our partners and us to market a medicine is contingent upon obtaining marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from country to country and region to region.

The EU and the EEA consist of the twenty-eight Member States of the EU, plus Norway, Iceland and Liechtenstein which are Member States of the EEA. These Member States have all acceded to the single market rules governing the supervision of medicinal products. Under the prevailing rules, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are three procedures for an MA to be obtained:

•

the Centralized MA, which is issued by the EC through the Centralized Procedure, based on the scientific opinion of the Committee for Medicinal Products for Human Use of the EMA, and which is valid throughout the entire territory of the EU/EEA. When decisions on granting of a Centralized MA are taken by the EU, the EEA Member States will take corresponding decisions on the basis the relevant acts to permit marketing of medicinal products. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EU/EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

Under Regulation (EC) No 726/2004/EC and Directive 2001/83/EC (each as amended), the EU has adopted a harmonized approach to data and market protection or exclusivity (known as the 8 + 2 + 1 formula). The data exclusivity period begins to run on the date when the first MA is granted in the EU. It confers on the MA holder of the reference medicinal product eight years of data protection and ten years of market protection. A reference medicinal product is defined to mean a medicinal product authorized based on a full dossier consisting of pharmaceutical and pre-clinical testing results and clinical trial data, such as a medicinal product containing a new active substance. The ten-year market protection can be extended cumulatively to a maximum period of eleven years if during the first eight years of those ten years of protection period, the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.

The protection period means that an applicant for a generic medicinal product is not permitted to rely on pre-clinical pharmacological, toxicological, and clinical data contained in the file of the reference medicinal product of the originator until the first eight years of data protection have expired. Thereafter, a generic product application may be submitted and generic companies may rely on the pre-clinical and clinical data relating to the reference medicinal product to support approval of the generic product. However, a generic cannot market until ten years have elapsed from the initial authorization of the reference medicinal product or eleven years if the protection period is extended, based on the formula of 8+2+1.

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

Healthcare Privacy and Security Laws. We may be subject to, or our marketing activities may be limited by, HIPAA, as amended by the Health Information Technology and Clinical Health Act and their respective implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. Among other things, HIPAA’s privacy and security standards are directly applicable to “business associates” — independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. In addition to possible civil and criminal penalties for violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In the EU/EEA, Directive 95/46/EC (as amended) applies to identified or identifiable personal data processed by automated means (for example, a computer database of customers) and data contained in, or intended to be part of, non-automated filing systems (traditional paper files) as well as transfer of such data to a country outside of the EU/EEA. Effective as of May 25, 2018, Directive 95/46/EC will be replaced by the EU General Data Protection Regulation (2016/679), or GDPR. Under the GDPR, fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

“Sunshine” and Marketing Disclosure Laws. There are an increasing number of federal and state “sunshine” laws that require pharmaceutical manufacturers to make reports to states on pricing and marketing information. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, and make periodic public disclosures on sales and marketing activities, and prohibiting certain other sales and marketing practices. In addition, a similar federal requirement requires manufacturers, including pharmaceutical manufacturers, to track and report to the federal government certain payments and other transfers of value made to physicians and other healthcare professionals and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. The federal government began disclosing the reported information on a publicly available website in 2014. Certain states, such as Massachusetts, also make the reported information publicly available. In addition, there are state and local laws that require pharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations. These laws may adversely affect our sales, marketing, and other activities with respect to our medicines in the United States by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities. In the EU/EEA, declaration of transfers of value to healthcare professionals is subject to the requirements under the voluntary industry code of practice. France however has a statutory regime similar to the U.S. Sunshine Act.

Government Price Reporting. For those marketed medicines which are covered in the United States by the Medicaid programs, we have various obligations, including government price reporting and rebate requirements, which generally require medicines be offered at substantial rebates/discounts to Medicaid and certain purchasers (including “covered entities” purchasing under the 340B Drug Discount Program). We are also required to discount such medicines to authorized users of the Federal Supply Schedule of the General Services Administration, under which additional laws and requirements apply. These programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates could subject us to substantial penalties. One component of the rebate and discount calculations under the Medicaid and 340B programs, respectively, is the “additional rebate”, a complex calculation which is based, in part, on the rate at which a branded drug price increases over time more than the rate of inflation (based on the Consumer Price Index for All Urban Consumers). This comparison is based on the baseline pricing data for the first full quarter of sales associated with a branded drug’s NDA, and baseline data cannot generally be reset, even on transfer of the NDA to another manufacturer. This “additional rebate” calculation can, in some cases where price increase have been relatively high versus the first quarter of sales of the NDA, result in Medicaid rebates up to 100 percent of a drug’s “average manufacturer price” and 340B prices of one penny. Subject to the control of Directive 89/105/EEC, pricing and reimbursement in the EU/EEA is governed by national rules and policy and may vary from Member State to Member State.

In General. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities in the United States could be subject to challenge under one or more of such laws. Moreover, state governmental agencies may propose or enact laws and regulations that extend or contradict federal requirements. If we or our operations are found to be in violation of any of the state or federal laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant civil and criminal penalties, damages, fines, imprisonment, exclusion from participation in U.S. federal or state healthcare programs, additional reporting requirements and/or oversight and the curtailment or restructuring of our operations. To the extent that any medicine we make is sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state and foreign privacy, security, sunshine, government price reporting, and fraud laws may prove costly.

Impact of Healthcare Reform and Recent Public Scrutiny of Specialty Drug Pricing on Coverage, Reimbursement, and Pricing. In the United States and other potentially significant markets for our medicines, federal and state authorities as well as third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative medicines and therapies, which has resulted in lower average net selling prices. Further, there is increased scrutiny of prescription drug pricing practices by federal and state lawmakers and enforcement authorities. In addition, there is an emphasis on managed healthcare in the United States and on country-specific and regional pricing and reimbursement controls in the EU, both of which will put additional pressure on medicine pricing, reimbursement and usage, which may adversely affect our future medicine sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our medicines profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs (including a number of proposals pertaining to prescription drugs, specifically), improving quality and/or expanding access. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require Congress to pass legislation to become effective, these provisions reinforce the administration’s focus on controlling drug prices. At the state level, in Massachusetts, the MassHealth program has requested permission from the federal government to use commercial tools, such as a closed formulary, to negotiate more favorable rebate agreements from drug manufacturers. There also has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices over the course of 2016 and 2017, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. There have been several recent state and federal lawmaker inquiries and proposed legislation as was the case in California designed to, among other things, bring more transparency to drug pricing, by requiring drug companies to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increase. There have also been actions to review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. In the United States, the pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the ACA. The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug medicines. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA. In January 2017, the United States House of Representatives and Senate passed legislation, the concurrent budget resolution for fiscal year 2017, which initiates actions that would repeal certain aspects of the ACA. Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA, to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In May 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, would have amended and repealed significant portions of the ACA. The U.S. Senate considered but did not adopt other legislation to amend and/or replace elements of the ACA and authority to act under the fiscal year 2017 budget resolution expired on September 30, 2017. However, on October 12, 2017, U.S. President Donald Trump signed another Executive Order directing certain federal agencies to propose regulations or guidelines to permit small businesses to form association health plans, expand the availability of short-term, limited duration insurance, and expand the use of health reimbursement arrangements, which may circumvent some of the requirements for health insurance mandated by the ACA. In addition, citing legal guidance from the U.S. Department of Justice and the U.S. Department of Health and Human Services, or HHS, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made.  The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Finally, while Congress has not passed comprehensive ACA repeal or replace legislation, the federal income tax legislation signed into law on December 22, 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. We continue to evaluate the effect that the ACA and additional actions by Congress to possibly repeal and replace it has on our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013, and the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding. In the future, there will likely continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of medicines, including our medicine candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans (also known as the Medicare “Donut Hole”), and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our medicines.

Irish Law Matters

As we are an Irish-incorporated company, the following matters of Irish law are relevant to the holders of our ordinary shares.

Irish Restrictions on Import and Export of Capital. Except as indicated below, there are no restrictions imposed specifically on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act 1992 gives power to the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the EU. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition. The Criminal Justice (Terrorist Offences) Act 2005 also gives the Minister of Finance of Ireland the power to take various measures, including the freezing or seizure of assets, in order to combat terrorism. At present the Financial Transfers Act 1992, certain EU regulations (as implemented into Irish law) and the Criminal Justice (Terrorist Offences) Act 2005 prohibit financial transfers involving certain persons and entities associated with the ISIL (Da’esh) and Al-Qaida organizations, the late Slobodan Milosevic and associated persons, Republic of Guinea-Bissau, Myanmar/Burma, Belarus, certain persons indicted by the International Criminal Tribunal for the former Yugoslavia, the late Osama bin Laden, Al-Qaida, the Taliban of Afghanistan, Democratic Republic of Congo, Democratic People’s Republic of Korea (North Korea), Iran, Iraq, Côte d’Ivoire, Lebanon, Liberia, Zimbabwe, South Sudan, Sudan, Somalia, Republic of Guinea, Afghanistan, Egypt, Eritrea, Libya, Syria, Tunisia, Burundi, the Central African Republic, Ukraine, Yemen, Bosnia and Herzegovina, certain known terrorists and terrorist groups, and countries that harbor certain terrorist groups, without the prior permission of the Central Bank of Ireland or the Minister of Finance (as applicable).

Any transfer of, or payment in respect of, a share or interest in a share involving the government of any country that is currently the subject of United Nations or EU sanctions, any person or body controlled by any of the foregoing, or by any person acting on behalf of the foregoing, may be subject to restrictions pursuant to such sanctions as implemented into Irish law.

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

If any shareholder who is resident in the United States receives a dividend subject to DWT, he or she should generally be able to make an application for a refund from the Irish Revenue Commissioners on the prescribed form (DWT Claim Form 1).

While the U.S./Ireland Double Tax Treaty contains provisions regarding withholding tax, due to the wide scope of the exemptions from DWT available under Irish domestic law, it would generally be unnecessary for a U.S. resident shareholder to rely on the treaty provisions.

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

Employees

As of December 31, 2017, we had approximately 1,010 full-time employees. Of our employees as of December 31, 2017, approximately 185 were engaged in development, regulatory and manufacturing activities, approximately 610 were engaged in sales and marketing and approximately 215 were engaged in administration, including business development, finance, legal, information systems, facilities and human resources. None of our employees is subject to a collective bargaining agreement. We consider our employee relations to be satisfactory.

Available Information

We make available free of charge on or through our internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We also regularly post copies of our press releases as well as copies of presentations and other updates about our business on our website. Our website address is www.horizonpharma.com. The information contained in or that can be accessed through our website is not part of this Annual Report on Form 10-K. Information is also available through the Securities and Exchange Commission’s website at www.sec.gov or is available at the Securities and Exchange Commission’s Public Reference Room located at 100 F Street, NE, Washington DC, 20549. Information on the operation of the Public Reference Room is available by calling the Securities and Exchange Commission at 800-SEC-0330.

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

With respect to RAVICTI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI and to encourage patients and physicians to continue RAVICTI therapy once initiated. With respect to PROCYSBI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation immediate-release cysteamine therapy to PROCYSBI, to identify additional patients with nephropathic cystinosis and to encourage patients and physicians to continue therapy once initiated. With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to access a wider patient population, obtain marketing approval for additional indications and encourage patients and physicians to continue treatment once initiated. Unless QUINSAIR is approved for marketing in additional countries, our ability to drive growth of this medicine will largely depend on expanding its use in Canada. With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales and marketing strategies, including our marketing efforts in nephrology, and life cycle management, including studies designed to improve the response rate to KRYSTEXXA, our proposed label update submission to the FDA relating to additional data based on post-marketing studies and investigator-initiated trials evaluating new approaches to the clinical use of KRYSTEXXA that are expected to begin enrolling patients in the first quarter of 2018, which could expand the patient population and usage of KRYSTEXXA. With respect to each of BUPHENYL, RAYOS/LODOTRA, PENNSAID 2% w/w, or PENNSAID 2%, DUEXIS and VIMOVO their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers. With respect to DUEXIS and VIMOVO, studies indicate that physicians do not commonly co-prescribe gastrointestinal, or GI, protective agents to high-risk patients taking nonsteroidal anti-inflammatory drugs, or NSAIDs. We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs regarding the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions. If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS and VIMOVO will be limited. Some physicians may also be reluctant to prescribe DUEXIS or VIMOVO due to the inability to vary the dose of ibuprofen and naproxen, respectively, or if they believe treatment with NSAIDs or GI protective agents other than those contained in DUEXIS and VIMOVO, including those of its competitors, would be more effective for their patients. If our current medicines or any other medicine that we may seek approval for, or acquire, fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

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

With respect to our rare disease medicines, RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL, QUINSAIR and KRYSTEXXA, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for label expansion and more effective use through clinical trials. With respect to RAVICTI and PROCYSBI, our strategy includes accelerating the transition of patients from first-generation therapies, and increasing the diagnosis of the associated rare conditions through patient and physician outreach. In addition, our strategy with respect to ACTIMMUNE includes pursuing label expansion for additional indications, such as for advanced urothelial carcinoma and renal cell carcinoma, and price increases, but we cannot be certain that our pricing strategy will not result in downward pressure on sales or that we or others will be able to successfully complete clinical trials and obtain regulatory approvals in additional indications. Our strategy with respect to KRYSTEXXA includes the continued enhancement of the marketing campaign with improved immunogenicity data, continued volume growth and pricing optimization.

With respect to our primary care medicines PENNSAID 2%, DUEXIS, and VIMOVO, our strategy has more recently included entering into rebate agreements with pharmacy benefit managers, or PBMs, for certain of our primary care medicines where we believe the rebates and costs justify expanded formulary access for patients. However, we cannot guarantee that we will be able to secure additional rebate agreements on commercially reasonable terms, that expected volume growth will sufficiently offset the rebates and fees paid to PBMs or that our existing agreements with PBMs will have the intended impact on formulary access. Net pricing for PENNSAID 2%, DUEXIS and VIMOVO was significantly below expectations during the year ended December 31, 2017 as a result of higher patient assistance costs, which were due to lower-than-anticipated adoption rates of our primary care medicines onto certain healthcare plan formularies, and higher commercial rebate levels compared to our expectations. In addition, the mix of PBM healthcare plans that adopted our primary care medicines onto their formulary was more heavily weighted towards those plans for which we pay a higher commercial rebate, which resulted in higher commercial rebate costs to us than we anticipated. If we are unable to realize the expected benefits of our contractual arrangements with the PBMs we may continue to experience reductions in net sales from our primary care business unit. Also, we experienced a higher rate of managed care control in our non-contracted business during the year ended December 31, 2017, which resulted in significantly lower net pricing. For each of our primary care medicines, we expect that our commercial success will depend on our sales and marketing efforts in the United States and the impact of numerous efforts at federal, state and local levels to further reduce reimbursement and net pricing of primary care medicines.

Our strategy for RAYOS in the United States is to focus on the rheumatology indications approved for RAYOS, including our collaboration with the Alliance for Lupus Research, or ALR, to study the effect of RAYOS on the fatigue experienced by systemic lupus erythematosus, or SLE, patients.

Our overall commercialization strategy also includes plans to expand sales in Europe and other countries outside the United States directly or through distributors for certain of our orphan and rheumatology medicines. In November 2015, we received approval of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, for RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric UCD patients greater than two months of age. RAVICTI became available in Europe in the fourth quarter of 2017 through an exclusive distribution agreement with Swedish Orphan Biovitrum AB, or SOBI, however we cannot guarantee we will be able to successfully implement our commercial plans for RAVICTI in Europe. Although LODOTRA is approved for marketing in countries outside the United States, to date it has only been marketed in a limited number of countries.

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

Part of our strategy is to continue to build a biopharmaceutical company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights. We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights. In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. During the second quarter of 2017, we effected a workforce reduction in the primary care business unit. As of December 31, 2017, we had approximately 430 sales representatives in the field, consisting of approximately 25 orphan disease sales representatives, 140 rheumatology sales specialists and 265 primary care sales representatives. We cannot be certain that we will be able to adequately market our primary care medicines following the reduction in our sales force or that we will be able to continue retaining the current members of our primary care sales force. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

As a result of the evolving role of various constituents in the prescription decision making process, we focus on hiring sales representatives for our primary care business unit and RAYOS with successful business to business experience. For example, we have faced challenges due to pharmacists increasingly switching a patient’s intended prescription from DUEXIS and VIMOVO to a generic or over-the-counter brand of their active ingredients, despite such substitution being off-label in the case of DUEXIS and VIMOVO. We have faced similar challenges for BUPHENYL, RAYOS and PENNSAID 2% with respect to generic brands. While we believe the profile of our representatives is better suited for this evolving environment, we cannot be certain that our representatives will be able to successfully protect our market for BUPHENYL, RAYOS, PENNSAID 2%, DUEXIS and VIMOVO or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel. To the extent we rely on additional third parties to commercialize any approved medicines, we may receive less revenue than if we commercialized these medicines ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts. In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization, we may not be able to commercialize our medicines and medicine candidates and execute on our business plan.

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

There continues to be immense pressure from healthcare payers, PBMs and others to use less expensive generics or over-the-counter brands instead of branded medicines. For example, some of the largest PBMs previously placed DUEXIS and VIMOVO on their formulary exclusion lists. Additional healthcare plans, including those that contract with these PBMs but use different formularies, may also choose to exclude our medicines from their formularies or restrict coverage to situations where a generic or over-the-counter medicine has been tried first. Many payers and PBMs also require patients to make co-payments for branded medicines, including many of our medicines, in order to incentivize the use of generic or other lower-priced alternatives instead. Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispenses an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician. Because our medicines (other than BUPHENYL) do not currently have FDA-approved generic equivalents in the United States, we do not believe our medicines should be subject to mandatory generic substitution laws. However, we understand that some pharmacies may attempt to obtain physician authorization to switch prescriptions for DUEXIS or VIMOVO to prescriptions for multiple generic medicines with similar active pharmaceutical ingredients, or APIs, to ensure payment for the medicine if the physician’s prescription for the branded medicine is not immediately covered by the payer, despite such substitution being off-label in the case of DUEXIS and VIMOVO. If these limitations in coverage and other incentives result in patients refusing to fill prescriptions or being dissatisfied with the out-of-pocket costs of their medications, or if pharmacies otherwise seek and receive physician authorization to switch prescriptions, not only would we lose sales on prescriptions that are ultimately not filled, but physicians may be dissuaded from writing prescriptions for our medicines in the first place in order to avoid potential patient non-compliance or dissatisfaction over medication costs, or to avoid spending the time and effort of responding to pharmacy requests to switch prescriptions.

Part of our commercial strategy to increase adoption and access to our medicines in the face of these incentives to use generic alternatives is to offer physicians the opportunity to have patients fill prescriptions through independent pharmacies participating in our HorizonCares patient access program. Through HorizonCares, financial assistance may be available to reduce eligible patients’ out-of-pocket costs for prescriptions filled. Because of this assistance, eligible patients’ out-of-pocket cost for our medicines when dispensed through HorizonCares may be significantly lower than such costs when our medicines are dispensed outside of the HorizonCares program. However, to the extent physicians do not direct prescriptions currently filled through traditional pharmacies, including those associated with or controlled by PBMs, to pharmacies participating in our HorizonCares program, we may experience a significant decline in PENNSAID 2%, DUEXIS and VIMOVO prescriptions. Our ability to increase utilization of our patient access programs will depend on physician and patient awareness and comfort with the programs, and we have limited ability to influence whether physicians use our patient access programs to prescribe our medicines or whether patients will agree to receive our medicines through our HorizonCares program. In addition, the HorizonCares program is not available to federal health care program (such as Medicare and Medicaid) beneficiaries. We have also contracted with certain PBMs and other payers to secure formulary status and reimbursement for certain of our primary care medicines, which generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions. While we have business relationships with two of the largest PBMs, Express Scripts and CVS Caremark, that have resulted in DUEXIS and VIMOVO being removed from the Express Scripts and CVS Caremark exclusion lists starting in 2017, as well as a rebate agreement with another PBM, Prime Therapeutics LLC, and we believe these agreements will secure formulary status for certain of our medicines, we cannot guarantee that we will be able to agree to terms with other PBMs and other payers, or that such terms will be commercially reasonable to us. Despite our agreements with PBMs, the extent of formulary status and reimbursement will ultimately depend to a large extent upon individual healthcare plan formulary decisions. If healthcare plans that contract with PBMs with which we have agreements do not adopt formulary changes recommended by the PBMs with respect to our medicines, we may not realize the expected access and reimbursement benefits from these agreements. In addition, we generally pay higher rebates for prescriptions covered under plans that adopt a PBM-chosen formulary than for plans that adopt custom formularies. Consequently, the success of our PBM contracting strategy will depend not only on our ability to expand formulary adoption among healthcare plans, but also upon the relative mix of healthcare plans that have PBM-chosen formularies versus custom formularies. During the year ended December 31, 2017, the adoption rates of our primary care medicines onto certain healthcare plan formularies were lower than we had anticipated and as a result, we incurred higher patient assistance costs than we expected, and the mix of healthcare plans adopting our primary care medicines onto their formularies was more heavily weighted towards plans that use PBM-chosen formularies, which resulted in higher rebate costs than we expected. If we are unable to realize the expected benefits of our contractual arrangements with the PBMs we may continue to experience reductions in net sales from our primary care business unit. If we are unable to increase adoption of HorizonCares for filling prescriptions of our medicines or to secure formulary status and reimbursement through arrangements with PBMs and other payers, particularly with healthcare plans that use custom formularies, our ability to achieve net sales growth for our primary care business unit would be impaired.

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

The HorizonCares program may implicate certain federal and state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. We have a comprehensive compliance program in place to address adherence with various laws and regulations relating to the selling, marketing and manufacturing of our medicines, as well as certain third-party relationships, including pharmacies. Specifically with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in the HorizonCares program, to confirm their activities, adjudication and practices are consistent with our compliance policies and guidance. Despite our compliance efforts, to the extent the HorizonCares program is found to be inconsistent with applicable laws or the pharmacies that participate in our patient access programs do not comply with applicable laws, we may be required to restructure or discontinue such programs, terminate our relationship with certain pharmacies, or be subject to other significant penalties. In November 2015, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents and information related to our patient access programs and other aspects of our marketing and commercialization activities. We are unable to predict how long this investigation will continue or its outcome, but we have incurred and anticipate that we may continue to incur significant costs in connection with the investigation, regardless of the outcome. We may also become subject to similar investigations by other governmental agencies or Congress. The investigation by the U.S. Attorney’s Office and any additional investigations of our patient access programs and sales and marketing activities may result in damages, fines, penalties, exclusion, additional reporting requirements and/or oversight or other administrative sanctions against us.

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

Patients are unlikely to use our medicines unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our medicines. Third-party payers may limit coverage to specific medicines on an approved list, also known as a formulary, which might not include all of the FDA-approved medicines for a particular indication. Moreover, a third-party payer’s decision to provide coverage for a medicine does not imply that an adequate reimbursement rate will be approved. Additionally, one third-party payer’s decision to cover a particular medicine does not ensure that other payers will also provide coverage for the medicine, or will provide coverage at an adequate reimbursement rate. Even though we have contracts with some PBMs in the United States, that does not guarantee that they will perform in accordance with the contracts, nor does that preclude them from taking adverse actions against us, which could materially adversely affect our operating results. In addition, the existence of such PBM contracts does not guarantee coverage by such PBM’s contracted health plans or adequate reimbursement to their respective providers for our medicines. For example, two significant PBMs placed DUEXIS and VIMOVO on their exclusion lists beginning in 2015, which has resulted in a loss of coverage for patients whose healthcare plans have adopted these PBM lists. While DUEXIS and VIMOVO were removed from the Express Scripts and CVS Caremark exclusion lists starting in 2017, we cannot guarantee that Express Scripts or CVS Caremark will not later add these medicines back to their exclusion lists or that we will be able to otherwise expand formulary access for DUEXIS and VIMOVO under health plans that contract with Express Scripts and/or CVS Caremark. Additional healthcare plan formularies may also exclude our medicines from coverage due to the actions of certain PBMs, future price increases we may implement, our use of the HorizonCares program or any other co-pay programs, or other reasons. If our strategies to mitigate formulary exclusions are not effective, these events may reduce the likelihood that physicians prescribe our medicines and increase the likelihood that prescriptions for our medicines are not filled.

Outside of the United States, the success of our medicines, including RAVICTI, PROCYSBI, QUINSAIR, LODOTRA and IMUKIN, will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. We launched RAVICTI in Canada in November 2016 and RAVICTI became available in Europe in the fourth quarter of 2017 through our partnership with SOBI. PROCYSBI was launched in Canada in October 2017 and QUINSAIR was launched in Canada in December 2016. We cannot be certain that existing reimbursement in such countries will be maintained or that we will be able to secure reimbursement in additional countries. The majority of LODOTRA sales are in Germany and Italy where reimbursement has been approved. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our medicines on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the medicine or as volumes increase. Many countries in the EU have increased the amount of discounts required on medicines, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. As a result of these pricing practices, it may become difficult to achieve or sustain profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. On January 30, 2017, the White House Office of Management and Budget withdrew the draft August 2015 Omnibus Guidance document that was issued by the Department of Health and Human Services, or HHS, Health Resources and Services Administration, or HRSA, that addressed a broad range of topics including, among other items, the definition of a patient’s eligibility for 340B drug pricing. However, as concerns continue to grow over the need for tighter oversight, there remains the possibility that HRSA or another agency under the HHS will propose a similar regulation or that Congress will explore changes to the 340B program through legislation. For example, the Centers for Medicare & Medicaid Services has issued a final rule that would revise the Medicare hospital outpatient prospective payment system for calendar year 2018, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients. In addition, HHS has currently set July 1, 2018, for implementation of the final rule setting forth the calculation of the ceiling price and application of civil monetary penalties under the 340B program. A material portion of KRYSEXXA prescriptions are written by healthcare providers that are eligible for 340B drug pricing and therefore any reduction in 340B pricing, whether in the form of the final rule or otherwise, or an expansion of healthcare providers eligible for 340B drug pricing, would likely have a negative impact on our net sales from KRYSTEXXA.

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

We may also experience pressure from payers as well as state and federal government authorities concerning certain promotional approaches that we may implement such as our HorizonCares program or any other co-pay or free medicine programs whereby we assist qualified patients with certain out-of-pocket expenditures for our medicine. Certain enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs. Some state legislatures have been considering proposals that would restrict or ban co-pay coupons.  For example, legislation was recently signed into law in California that would limit the use of co-pay coupons in cases where a lower cost generic drug is available and if individual ingredients in combination therapies are available over the counter at a lower cost. It is possible that similar legislation could be proposed and enacted in additional states. If we are unsuccessful with our HorizonCares program or any other co-pay initiatives or free medicine programs, or we alternatively are unable to secure expanded formulary access through additional arrangements with PBMs or other payers, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors. We may also experience financial pressure in the future which would make it difficult to support investment levels in areas such as managed care contract rebates, HorizonCares and other access tools.

We are solely dependent on third parties to commercialize certain of our medicines outside the United States. Failure of these third parties or any other third parties to successfully commercialize our medicines and medicine candidates in the applicable jurisdictions could have a material adverse effect on our business.

SOBI is our exclusive distributor for RAVICTI in Europe. Innomar Strategies Inc., or Innomar, is our exclusive distributor for RAVICTI, PROCYSBI and QUINSAIR in Canada. We rely on other third-party distributors for commercialization of BUPHENYL (known as AMMONAPS in certain European countries) in certain territories outside the United States for which we currently have rights. Mundipharma International Corporation Limited, or Mundipharma, is our exclusive distributor for LODOTRA in Europe, Asia and Latin America. We have limited contractual rights to force these third parties to invest significantly in commercialization of these medicines in our markets. In the event that SOBI, Innomar, our current ex-U.S. distributors for BUPHENYL, Mundipharma, or any other third party with any future commercialization rights to any of our medicines or medicine candidates fail to adequately commercialize those medicines or medicine candidates because they lack adequate financial or other resources, decide to focus on other initiatives or otherwise, our ability to successfully commercialize our medicines or medicine candidates in the applicable jurisdictions would be limited, which would adversely affect our business, financial condition, results of operations and prospects. We have had disagreements with Mundipharma under our European agreements and may continue to have disagreements, which could harm commercialization of LODOTRA in Europe or result in the termination of our agreements with Mundipharma. In addition, our agreements with SOBI, Innomar, our current ex-U.S. distributors for BUPHENYL and Mundipharma, may be terminated by either party in the event of a bankruptcy of the other party or upon an uncured material breach by the other party. If these third parties terminated their agreements, we may not be able to secure an alternative distributor in the applicable territory on a timely basis or at all, in which case our ability to generate revenues from the sale of RAVICTI, PROCYSBI, BUPHENYL, QUINSAIR or LODOTRA, outside the United States would be materially harmed.

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

Applications for regulatory approval, including a marketing authorization application, or MAA, for marketing new drugs in Europe, must be supported by extensive clinical and pre-clinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable medicine candidate. The number and types of pre-clinical studies and clinical trials that will be required for regulatory approval varies depending on the medicine candidate, the disease or the condition that the medicine candidate is designed to target and the regulations applicable to any particular medicine candidate. Despite the time and expense associated with pre-clinical and clinical studies, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional pre-clinical studies, CMC studies or clinical trials. Regulatory authorities could delay, limit or deny approval of a medicine candidate for many reasons, including because they:

•	may not deem a medicine candidate to be adequately safe and effective;

•	may not find the data from pre-clinical studies, CMC studies and clinical trials to be sufficient to support a claim of safety and efficacy;

•	may interpret data from pre-clinical studies, CMC studies and clinical trials significantly differently than we do;

•	may not approve the manufacturing processes or facilities associated with our medicine candidates;

•	may conclude that we have not sufficiently demonstrated long-term stability of the formulation for which we are seeking marketing approval;

•	may change approval policies (including with respect to our medicine candidates’ class of drugs) or adopt new regulations; or

•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

Even if we believe that data collected from our pre-clinical studies, CMC studies and clinical trials of our medicine candidates are promising and that our information and procedures regarding CMC are sufficient, our data may not be sufficient to support marketing approval by regulatory authorities, or regulatory interpretation of these data and procedures may be unfavorable. Even if approved, medicine candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the medicine may be marketed, restricted distribution methods or other limitations. Our business and reputation may be harmed by any failure or significant delay in obtaining regulatory approval for the sale of any of our medicine candidates. We cannot predict when or whether regulatory approval will be obtained for any medicine candidate we develop.

With respect to QUINSAIR, the FDA indicated in previous written and verbal communications with Raptor Pharmaceutical Corp., or Raptor, and with the drug’s previous sponsor, that it believed the data submitted in connection with EMA’s subsequent approval of QUINSAIR for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in adults with cystic fibrosis, or CF, did not provide substantial evidence of efficacy and safety to support FDA approval of QUINSAIR for treatment of patients with CF. In October 2016, the FDA expressed its recommendation that an additional clinical trial should be conducted, and noted that if Raptor submitted a new drug application, or NDA, without conducting an additional clinical trial, the FDA would review the submission to determine whether it is acceptable for filing.

Prior to our acquisition of Raptor, Raptor planned to pursue the development of QUINSAIR for use in the indication of bronchiectasis, or BE, not associated with CF. Raptor submitted a protocol to the FDA in August 2016 for a Phase 2, placebo-controlled study of QUINSAIR in adults with BE. Feedback from the FDA was received in October 2016 requesting additional information and changes to the proposed study protocol. Raptor was also exploring further clinical development of QUINSAIR for the treatment of pulmonary nontuberculous mycobacteria, or NTM infection, based on third-party data generated pertaining to the susceptibility of certain pathogens to treatment with levofloxacin and other fluoroquinolone molecules. No clinical data has been generated with QUINSAIR in patients with BE or with NTM infections, either by Raptor, subsequently by Horizon or by other parties. This creates uncertainty regarding the potential efficacy of QUINSAIR in these indications.

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

The amount of our medicine sales in the Member States of the European Economic Area, or EEA, is dependent in part upon the pricing and reimbursement decisions adopted in each of the EEA countries, which may not be at acceptable levels to us.

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

Following our sale of the rights to PROCYSBI and QUINSAIR in the Europe, Middle East and Africa, or EMEA, regions to Chiesi Farmaceutici S.p.A, or Chiesi, in June 2017, or the Chiesi divestiture, Chiesi has marketing and distribution rights to PROCYSBI and QUINSAIR in EMEA. Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.), or Nuvo, has retained its rights to PENNSAID 2% in territories outside of the United States and in March 2017, Nuvo announced that it had entered into an exclusive license agreement with Sayre Therapeutics PVT Ltd. to distribute, market and sell PENNSAID 2% in India, Sri Lanka, Bangladesh and Nepal. Nuvo also announced that it expects to complete PENNSAID 2% out-licensing agreements for other territories throughout 2018. Similarly, AstraZeneca AB, or AstraZeneca, has retained its existing rights to VIMOVO, in territories outside of the United States, including the right to use the VIMOVO name and related trademark. We have little or no control over Chiesi’s activities with respect to PROCYSBI and QUINSAIR in EMEA, over Nuvo’s or its existing and future commercial partners’ activities with respect to PENNSAID 2% outside of the United States, or over AstraZeneca’s activities with respect to VIMOVO outside the United States or even though those activities could impact our ability to successfully commercialize these medicines. For example, Chiesi or its assignees, Nuvo or its assignees or AstraZeneca or its assignees can make statements or use promotional materials with respect to PROCYSBI, QUINSAIR, PENNSAID 2% or VIMOVO, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell PROCYSBI, QUINSAIR, PENNSAID 2% or VIMOVO, respectively, in foreign countries at prices that are dramatically lower than the prices we charge in the United States. These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States, in particular because AstraZeneca is continuing to market VIMOVO outside the United States under the same VIMOVO brand name that we are using in the United States. In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them. We also rely on Chiesi, Nuvo and AstraZeneca or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States, as we have or will have limited access to this information ourselves.

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

If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. For example, Pharmaceutics International, Inc., or PII, our manufacturer of BUPHENYL, was found to be non-compliant for cGMPs by the Medicines and Healthcare Products Regulatory Agency, or the MHRA, which could restrict PII from supplying BUPHENYL in the EU. However, BUPHENYL was considered to be critical to public health and as a result, the MHRA issued a certificate of cGMP compliance for PII, which is valid until June 30, 2018. Additionally, we provided PII with a notice of termination of our supply agreement for BUPHENYL, and are in the process of negotiating a new supply agreement with them. We consider our BUPHENYL inventory on hand to be sufficient to meet current and future commercial requirements during the negotiation process. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our medicines or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our medicines, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our medicines. To the extent any third-party manufacturers that we engage with respect to our medicines are different from those currently being used for commercial supply in the United States, the FDA will need to approve the facilities of those third-party manufacturers used in the manufacture of our medicines prior to our sale of any medicine using these facilities.

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

The manufacture of medicines requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medicines often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the medicine, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminations are discovered in the medicines or in the manufacturing facilities in which our medicines are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure that issues relating to the manufacture of any of our medicines will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize our medicines or provide any medicine candidates to patients in clinical trials would be jeopardized.

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

We have experienced growth and expanded the size of our organization substantially in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity. As of December 31, 2017, we employed approximately 1,010 full-time employees, including approximately 430 sales representatives, representing a substantial change to the size of our organization. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

As our commercialization plans and strategies continue to develop, we will need to continue to recruit and train sales and marketing personnel. Our ability to manage any future growth effectively may require us to, among other things:

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

Our acquisitions have resulted in many changes, including significant changes in the corporate business and legal entity structure, the integration of other companies and their personnel with us, and changes in systems. We are currently undertaking numerous complex transition activities associated with our acquisitions, and we may encounter unexpected difficulties or incur unexpected costs, including:

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

RAVICTI and BUPHENYL face competition from generic NaPBA tablets and powder in treating UCD. Lucane Pharma, or Lucane, is seeking approval via an Abbreviated New Drug Application, or ANDA, in the United States for taste-masked NaPBA. If this ANDA is approved, this formulation may also compete with RAVICTI and BUPHENYL in treating UCD in the United States. PROCYSBI faces competition from Cystagon (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis and Cystaran (cysteamine ophthalmic solution) for treatment of corneal crystal accumulation in patients with cystinosis. QUINSAIR faces competition from Tobramycin solution, which is available as a generic medicine for treatment of chronic Pseudomonas aeruginosa lung infections in patients with CF, TOBI Podhaler, Cayston and colistimethate. While KRYSTEXXA faces limited direct competition, a number of competitors have drugs in Phase 1 or Phase 2 trials. On December 22, 2015, AstraZeneca secured approval from the FDA for ZURAMPIC (lesinurad) 200mg tablets in combination with a xanthine oxidase inhibitor, or XOI, for the treatment of hyperuricemia associated with gout in patients who have not achieved target serum uric acid levels with an XOI alone. In April 2016, the U.S. rights to ZURAMPIC were licensed to Ironwood Pharmaceuticals Inc. Although ZURAMPIC is not a direct competitor because it has not been approved for refractory gout, this therapy could be used prior to use of KRYSTEXXA and if effective, could reduce the target patient population for KRYSTEXXA. PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2%. The generic version of Voltaren Gel is the market leader in the topical NSAID category. Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician. DUEXIS and VIMOVO face competition from other NSAIDs, including Celebrex®, marketed by Pfizer Inc., and celecoxib, a generic form of the medicine marketed by other pharmaceutical companies. DUEXIS and VIMOVO also face significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers. Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS or VIMOVO, despite such substitution being off-label in the case of DUEXIS and VIMOVO. Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe PENNSAID 2%, DUEXIS, or VIMOVO, those prescriptions may not result in sales. If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS or generic naproxen and branded Nexium® (esomeprazole) as a substitute for VIMOVO, sales of PENNSAID 2%, DUEXIS and VIMOVO may suffer despite any success we may have in promoting PENNSAID 2%, DUEXIS or VIMOVO to physicians. In addition, other medicine candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known or FDA approved, may be developed and compete with DUEXIS or VIMOVO, respectively, in the future.

We have also entered into settlement and license agreements that may allow certain of our competitors to sell generic versions of certain of our medicines in the United States, subject to the terms of such agreements. We granted (i) a non-exclusive license (that is only royalty-bearing in some circumstances) to manufacture and commercialize a generic version of DUEXIS in the United States after January 1, 2023, (ii) non-exclusive licenses to manufacture and commercialize generic versions of PENNSAID 2% in the United States after January 10, 2029, and (iii) a non-exclusive license to manufacture and commercialize a generic version of RAYOS tablets in the United States after December 23, 2022, or each earlier under certain circumstances.

Patent litigation is currently pending in the United States District Court for the Eastern District of Texas against Par Pharmaceutical, Inc., or Par Pharmaceutical, and in the United States District Court for the District of New Jersey against Par Pharmaceutical and against Lupin Limited and Lupin Pharmaceuticals, Inc., or collectively Lupin, who are each intending to market generic versions of RAVICTI prior to the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the RAVICTI cases and arise from Paragraph IV Patent Certification notice letters from each of Par Pharmaceutical and Lupin advising each had filed an ANDA with the FDA seeking approval to market a generic version of RAVICTI before the expiration of the patents-in-suit.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against several companies intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s; (ii) Lupin; and (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc., or collectively Mylan. Patent litigation is currently pending before the Court of Appeals for the Federal Circuit against a fourth generic company, Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida) and Actavis Pharma, Inc., or collectively Actavis Pharma. The cases arise from Paragraph IV Patent Certification notice letters from each of Dr. Reddy’s, Lupin, Mylan and Actavis Pharma advising each had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.

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

Under the Orphan Drug Act of 1983, the FDA may designate a medicine as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. RAVICTI and PROCYSBI have been granted orphan drug exclusivity by the FDA, which we expect will provide orphan drug marketing exclusivity in the United States until February 2020 and December 2020, respectively, with exclusivity for PROCYSBI extending to 2022 for patients ages one to six years. In addition, teprotumumab has been granted orphan drug designation and, if approved by the FDA, would be eligible for seven years of marketing exclusivity in the United States following such approval.  However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to ensure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering RAVICTI or PROCYSBI, we could be subject to generic competition and revenues from RAVICTI or PROCYSBI could decrease materially. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as RAVICTI or PROCYSBI despite orphan drug exclusivity, we may face increased competition and lose market share with respect to these medicines. RAVICTI will benefit from a period of 10 years of orphan market exclusivity in the EU, concurrently applied to each of the approved six sub-types of the UCDs. This will run concurrently with its marketing exclusivity status.

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

We are currently in litigation with multiple generic drug manufacturers regarding intellectual property infringement. For example, we are currently involved in Hatch Waxman litigation with generic drug manufacturers related to, RAVICTI, PENNSAID 2% and VIMOVO.

Similarly, from time to time we are involved in disputes with distributors, PBMs and licensing partners regarding our rights and performance of obligations under contractual arrangements. For example, we were previously in litigation with Express Scripts related to alleged breach of contract claims.

Litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us.

A variety of risks associated with operating our business and marketing our medicines internationally could materially adversely affect our business.

In addition to our U.S. operations, we have operations in Ireland, Bermuda, the Grand Duchy of Luxembourg, or Luxembourg, Switzerland, Germany, Canada, the Grand Cayman Islands and in Israel (through Andromeda Biotech Ltd). RAVICTI received marketing authorization from Health Canada, or HC, in March 2016 and marketing approval in the EU in November 2015. We launched RAVICTI in Canada in November 2016 and RAVICTI became available in Europe in the fourth quarter of 2017 through our partnership with SOBI. PROCYSBI received marketing authorization from HC in June 2017 and we launched PROCYSBI in Canada in October 2017. BUPHENYL is currently marketed in various territories outside the United States by third-party distributors. QUINSAIR received marketing authorization from HC in June 2015 and we launched QUINSAIR in Canada in December 2016. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

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
•

in certain circumstances, including with respect to the commercialization of RAVICTI in select countries throughout Europe, commercialization of BUPHENYL in select countries throughout Europe, the Middle East, and the Asia-Pacific region, commercialization of LODOTRA in Europe and certain Asian, Latin American, Middle Eastern and African countries, and commercialization of DUEXIS in Latin America, increased dependence on the commercialization efforts and regulatory compliance of third-party distributors or strategic partners;

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

Moreover, any medicine candidate we acquire may require additional, time-consuming development or regulatory efforts prior to commercial sale or prior to expansion into other indications, including pre-clinical studies if applicable, and extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All medicine candidates are prone to the risk of failure that is inherent in pharmaceutical medicine development, including the possibility that the medicine candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure that any such medicines that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective or desired than other commercially available alternatives.

In addition, if we fail to successfully commercialize and further develop our medicines, there is a greater likelihood that we will fail to successfully develop a pipeline of other medicine candidates to follow our existing medicines or be able to acquire other medicines to expand our existing portfolio, and our business and prospects would be harmed.

Our prior medicine and company acquisitions and any other strategic transactions that we may pursue in the future could have a variety of negative consequences, and we may not realize the benefits of such transactions or attempts to engage in such transactions.

We have completed multiple medicine and company acquisitions and our strategy is to engage in additional strategic transactions with third parties, such as acquisitions of companies or divisions of companies and asset purchases of medicines, medicine candidates or technologies that we believe will complement or augment our existing business. We may also consider a variety of other business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and other investments. Any such transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose significant integration challenges, create additional tax, legal, accounting and operational complexities in our business, require additional expertise, result in dilution to our existing shareholders and disrupt our management and business, which could harm our operations and financial results. For example, we assumed responsibility for the existing patent infringement litigation with respect to RAVICTI upon the closing of our acquisition of Hyperion Therapeutics, Inc., or Hyperion, and have assumed responsibility for completing post-marketing clinical trials of RAVICTI that are required by the FDA and are ongoing. We expect that the RAVICTI litigation will result in substantial on-going expenses and potential distractions to our management team.

In connection with our acquisition of Raptor, we assumed contractual obligations under agreements with Tripex Pharmaceuticals, LLC, or Tripex, and PARI Pharma GmbH, or PARI, related to QUINSAIR. Under the agreement with Tripex, we are required to pursue commercially reasonable efforts to initiate, and subsequently to complete, an additional clinical trial of QUINSAIR in a non-CF patient population within a specified period of time and an obligation to progress toward submitting an NDA for approval of QUINSAIR in the United States for use in all or part of the CF patient population. These obligations are subject to certain exceptions due to, for example, manufacturing delays not under our control, or delays caused by the FDA. If we fail to properly exercise such efforts to initiate and complete an appropriate clinical trial, or fail to submit an NDA for U.S. approval in the CF patient population, during the time periods specified in the agreement, we may be subject to various claims by Tripex and parties affiliated with Tripex. In addition, if we do not spend a minimum amount on QUINSAIR development in each of the three years following our acquisition of Raptor, we may also be obligated to pre-pay a milestone payment related to initiating a clinical trial for QUINSAIR in a non-CF indication. During October 2017, we triggered a milestone payment under this agreement, and we paid Tripex $20.0 million in November 2017. Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States and to spend a specified minimum amount per year on development activities in the United States until submission of the NDA for QUINSAIR in the United States. If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States or could be terminated. We are also subject to contractual obligations under an amended and restated license agreement with the Regents of the University of California, San Diego, or UCSD, with respect to PROCYSBI, including obligations to consider engaging in the development of PROCYSBI for the treatment of non-alcoholic steatohepatitis, or NASH, and related diligence obligations if we undertake such development.  Under the amended and restated license agreement with USCD, we also are subject to diligence obligations to identify a third party to undertake development of PROCYSBI for the treatment of Huntington’s disease. To the extent that we fail to perform the diligence obligations under the agreement, UCSD may, with respect to such indication, terminate the license or otherwise cause the license to become non-exclusive. If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications. In connection with our acquisition of the U.S. rights to VIMOVO, we assumed primary responsibility for the existing patent infringement litigation with respect to VIMOVO, and have also agreed to reimburse certain legal expenses of Aralez Pharmaceuticals Inc. with respect to its continued involvement in such litigation.

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

Our parent company is incorporated in Ireland and has subsidiaries maintained in multiple jurisdictions, including Ireland, the United States, Switzerland, Luxembourg, Germany, Canada, the Grand Cayman Islands and Bermuda. Prior to our merger transaction in September 2014 with Vidara Therapeutics International Public Limited Company, or Vidara, and such transaction, the Vidara Merger, Vidara was able to achieve a favorable tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. We are continuing a substantially similar structure and arrangements. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the Tax Act (as defined below), changes to the tax laws of jurisdictions that we operate in other than the United States made in response to the Tax Act, changes in the mix of our profitability from jurisdiction to jurisdiction, future changes to U.S. tax law (including for example, the enactment of new U.S. tax treaties or changes to existing tax treaties), and our inability to secure or sustain acceptable agreements with tax authorities (if applicable). Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations. Taxing authorities, such as the U.S. Internal Revenue Service, or IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We expect that these challenges will continue as a result of the recent increase in scrutiny and political attention on corporate tax structures. The IRS may challenge our structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful in defending such a challenge, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our medicines or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The IRS may not agree with our conclusion that our parent company should be treated as a foreign corporation for U.S. federal income tax purposes following the combination of the businesses of Horizon Pharma, Inc., or HPI, and Vidara.

Although our parent company is incorporated in Ireland, the IRS may assert that it should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code. A corporation is generally considered a tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Because our parent company is an Irish incorporated entity, it would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these general rules. Section 7874 of the Code provides an exception pursuant to which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes.

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

Under current law, we expect our parent company to be treated as a foreign corporation for U.S. federal income tax purposes. However, changes to the rules in Section 7874 of the Code or regulations promulgated thereunder or other guidance issued by the U.S. Department of the Treasury, or the U.S. Treasury, or the IRS could adversely affect our parent company’s status as a foreign corporation for U.S. federal income tax purposes or the taxation of transactions between members of our group, and any such changes could have prospective or retroactive application. If our parent company is treated as a domestic corporation, more of our income will be taxed by the United States which may substantially increase our effective tax rate.

On April 4, 2016, the U.S. Treasury and the IRS issued temporary regulations and in January 2017 issued final regulations that expand the scope of transactions subject to the rules designed to eliminate the U.S. tax benefits of so-called inversion transactions. Under the temporary regulations, the former stockholders of U.S. corporations acquired by a foreign corporation within thirty-six months of the signing date of the last such acquisition are aggregated for the purpose of determining whether the foreign corporation will be treated as a domestic corporation for U.S. federal tax purposes because at least 80 percent of the stock of the foreign corporation is held by former stockholders of a U.S. corporation. The requirement to aggregate the stockholders in such acquisitions for the purpose of determining whether the 80 percent threshold is met may limit our ability to use our stock to acquire U.S. corporations or their assets in the future. In April 2017, the President of the United States issued an executive order (Executive Order 13789) requesting that the Secretary of the United States Treasury review every significant regulation issued over the year and a half period beginning on January 1, 2016, including certain inversion regulations. While the Secretary of the United States Treasury completed that review in 2017 and made certain recommendations with respect to certain regulations that were deemed to impose an undue financial burden, add undue complexity, or exceed statutory authority, at present, it is unclear what actions may be taken as a result of the U.S. Treasury’s recommendations or what impact any such actions may have on us.

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

In addition, the Organization for Economic Co-operation and Development released its Base Erosion and Profit Shifting project final report on October 5, 2015. This report provides the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on inter-company debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction). Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions. On June 7, 2017, several countries, including many countries that we operate and have subsidiaries in, participated in the signing ceremony adopting the Organization for Economic Co-operation and Development’s Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting, commonly referred to as the MLI. The MLI is intended to provide countries with a tool through which they can amend their income tax treaties. Although not yet effective, the MLI may modify thousands of tax treaties making it more difficult for us to obtain advantageous tax-treaty benefits. As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than it is currently taxed, which may substantially increase our effective tax rate.

On July 12, 2016, the Anti-Tax Avoidance Directive, or ATAD, was formally adopted by the Economic and Financial Affairs Council of the European Union, or EU. The stated objective of the ATAD is to provide for the effective and swift coordinated implementation of anti-base erosion and profit shifting measures at EU level. Like all Directives, the ATAD is binding as to the results it aims to achieve though EU Member States are free to choose the form and method of achieving those results. In addition, the ATAD contains a number of optional provisions that present an element of choice as to how it will be implemented into law. Elements of the ATAD must be transposed into Irish law by January 1, 2019, and although it is difficult at this stage to determine with precision the impact that the ATAD will have in light of its optional provisions, its implementation could materially increase our effective tax rate.

On December 22, 2017, new legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the Tax Act) that significantly revises the Code. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), implementation of a “base erosion anti-abuse tax” which requires U.S. corporations to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates, taxation of certain non-U.S. corporations’ earnings considered to be “global intangible low taxed income”, or GILTI, repeal of the alternative minimum tax, or AMT, for corporations and changes to a taxpayer’s ability to either utilize or refund the AMT credits previously generated, changes to the limitation on deductions for certain executive compensation particularly with respect to the removal of the previously allowed performance based compensation exception, changes in the attribution rules relating to shareholders of certain “controlled foreign corporations”, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the U.S. corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of the Tax Act on holders of our ordinary shares is also uncertain and could be adverse. For example, recent changes in federal income tax law resulting in additional taxes owed by U.S. shareholders under the new GILTI tax rules or related to “controlled foreign corporations” may discourage U.S. investors from owning or acquiring 10% or greater of our outstanding ordinary shares, which other shareholders may have viewed as beneficial or may otherwise negatively impact the trading price of our ordinary shares. We are unable to predict what federal tax law may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden and cost of tax compliance. We urge our shareholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our ordinary shares.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our executive officers composed of our Chairman, President and Chief Executive Officer, Timothy P. Walbert; our Executive Vice President, Chief Business Officer, Robert F. Carey; our Executive Vice President, Chief Financial Officer, Paul W. Hoelscher; our Executive Vice President, Chief Administrative Officer, Barry J. Moze; our Executive Vice President, Chief Medical Officer, Jeffrey W. Sherman, M.D., FACP; our Executive Vice President, Head of Research and Development and Chief Scientific Officer, Shao-Lee Lin, M.D., Ph.D; our Executive Vice President, Chief Human Resources Officer, Irina P. Konstantinovsky; our Executive Vice President, General Counsel, Brian K. Beeler; our Executive Vice President, Primary Care Business Unit, George P. Hampton; our Executive Vice President, Technical Operations, Michael A. DesJardin; our Senior Vice President, Orphan Business Unit, Eric B. Mosbrooker and our Senior Vice President, Rheumatology Business Unit, Vikram Karnani. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide a mix of performance stock units, or PSUs, stock options and restricted stock units, or RSUs, that vest over time. The value to employees of PSUs, stock options and RSUs will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

Any regulatory approvals that we obtain for our medicine candidates may also be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the medicine candidate. In addition, with respect to our current FDA-approved medicines (and with respect to our medicine candidates, if approved), the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the medicine are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, GCPs, international council for harmonization, or ICH, guidelines and GLPs, which are regulations and guidelines enforced by the FDA for all of our medicines in clinical development, for any clinical trials that we conduct post-approval. With respect to RAVICTI, the FDA imposed several post-marketing requirements and a post-marketing commitment, which include remaining obligations to conduct studies in UCD patients during the first two months of life and from two months to two years of age, including a study of the pharmacokinetics in both age groups, and a randomized study to determine the safety and efficacy in UCD patients who are treatment naïve to phenylbutyrate treatment. Although we are committed to carrying out these commitments, there are challenges in conducting studies in pediatric patients including availability of study sites, patients, and obtaining parental informed consent. In May 2017, the FDA approved our supplemental new drug application, or sNDA, for RAVICTI to expand the age range for chronic management of UCDs from two years of age and older to two months of age and older. We are in the process of seeking approval for a label expansion for RAVICTI, with assessments in progress studying the use of RAVICTI in patients from birth to two months.

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

In January 2017, the United States House of Representatives and Senate passed legislation, the concurrent budget resolution for fiscal year 2017, which initiates actions that would repeal certain aspects of the ACA. Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA, to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In May 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, would have amended and repealed significant portions of the ACA. The U.S. Senate considered but did not adopt other legislation to amend and/or replace elements of the ACA and authority to act under the fiscal year 2017 budget resolution expired on September 30, 2017. However, on October 12, 2017, U.S. President Donald Trump signed another Executive Order directing certain federal agencies to propose regulations or guidelines to permit small businesses to form association health plans, expand the availability of short-term, limited duration insurance, and expand the use of health reimbursement arrangements, which may circumvent some of the requirements for health insurance mandated by the ACA. In addition, citing legal guidance from the U.S. Department of Justice and the HHS, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made.  The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Finally, while Congress has not passed comprehensive ACA repeal or replace legislation, the federal income tax legislation signed into law on December 22, 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. We continue to evaluate the effect that the ACA and additional actions by Congress to possibly repeal and replace it has on our business.

In addition, drug pricing by pharmaceutical companies has come under increased scrutiny. Specifically, there have been several recent state and U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increase, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies. Legislation was recently signed into law in California that requires drug manufactures to provide advance notice and explanation to state regulators, health plans and insurers and PBMs for price increases of more than 16% over two years. Moreover, U.S. President Donald Trump has discussed the need for federal legislation, regulation or Executive Order to regulate the prices of medicines. For example, the Trump administration’s budget proposal for the U.S. government’s fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require Congress to pass legislation to become effective, these provisions reinforce the administration’s focus on controlling drug prices. The majority of our medicines are purchased by private payers, and much of the focus of pending legislation is on government program reimbursement. However, we cannot know what form any such action may take, the likelihood it would be executed, enacted, effectuated or implemented or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

We are subject, directly or indirectly, to federal and state healthcare fraud and abuse and false claims laws, privacy and security laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

In the United States, we are subject directly, or indirectly through our customers, to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, civil monetary penalty statutes prohibiting beneficiary inducements, and similar state laws, federal and state privacy and security laws, sunshine laws, government price reporting laws, and other fraud laws. These laws may impact, among other things, our current and proposed sales, marketing and educational programs, as well as other possible relationships with customers, pharmacies, physicians, payers, and patients. We are subject to similar laws in the EU/EEA, including (effective as of May 25, 2018) the EU General Data Protection Regulation (2016/679), under which fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

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

We rely on third parties to conduct our pre-clinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or if they experience regulatory compliance issues, we may not be able to obtain regulatory approval for or commercialize our medicine candidates and our business could be substantially harmed.

We have agreements with third-party contract research organizations, or CROs, to conduct our clinical programs, including those required for post-marketing commitments, and we expect to continue to rely on CROs for the completion of on-going and planned clinical trials. We may also have the need to enter into other such agreements in the future if we were to develop other medicine candidates or conduct clinical trials in additional indications for our existing medicines. We have an agreement in place with Syneos Health, Inc., in connection with our Phase 3 confirmatory trial to evaluate teprotumumab for the treatment of thyroid eye disease. In connection with the investigator-initiated study to evaluate ACTIMMUNE in combination with PD-1/PD-L1 inhibitors in various forms of cancer including advanced urothelial carcinoma (bladder cancer) and renal cell carcinoma, we are collaborating with Fox Chase Cancer Center. In connection with our ongoing study to evaluate RAYOS/LODOTRA on the fatigue experienced by SLE patients, we are collaborating with the ALR. We also rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We, our CROs and our academic research organizations are required to comply with current GCP or ICH regulations. The FDA enforces these GCP or ICH regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs or collaborators fail to comply with applicable GCP or ICH regulations, the data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCP or ICH regulations. In addition, our clinical trials must be conducted with medicine produced under cGMP regulations, and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs or collaborators violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. We must also obtain certain third-party institutional review board, or IRB, and ethics committee approvals in order to conduct our clinical trials. Delays by IRBs and ethics committees in providing such approvals may delay our clinical trials.

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

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials of potential medicine candidates may not be predictive of the results of later-stage clinical trials. Medicine candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical testing. For example, in December 2016, we announced that the Phase 3 trial, Safety, Tolerability and Efficacy of ACTIMMUNE Dose Escalation in Friedreich’s Ataxia, evaluating ACTIMMUNE for the treatment of Friedreich’s ataxia, or FA, did not meet its primary endpoint.

With respect to investigator-initiated studies for several of our products, and with respect to the Phase 3 pivotal clinical trial of teprotumumab in thyroid eye disease that we commenced in the fourth quarter of 2017, and to the extent that we are required to conduct additional clinical development of any of our existing or later acquired medicines or we conduct clinical development of earlier stage medicine candidates, we may experience delays in these clinical trials or investigator-initiated studies. We do not know whether any additional clinical trials will be initiated in the future, begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of medicines we develop. We currently carry product liability insurance covering our clinical studies and commercial medicine sales in the amount of $125.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the on-going commercialization of our current medicines in the United States, and/or the potential commercial launches of any of our medicines in additional markets or for additional indications, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara, Hyperion, Crealta Holdings LLC, or Crealta, Raptor and River Vision Development Corp., or River Vision. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses in the past. We had an operating loss of $392.4 million for the year ended December 31, 2017, an operating loss of $147.2 million for the year ended December 31, 2016 and operating income of $55.4 million for the year ended December 31, 2015. We had a net loss of $410.5 million for the year ended December 31, 2017, a net loss of $166.8 million for the year ended December 31, 2016 and net income of $39.5 million for the year ended December 31, 2015. As of December 31, 2017, we had an accumulated deficit of $1,252.3 million. Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting. Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital. While we anticipate that we will generate operating profits in the future, whether we can sustain this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

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

Our ability to achieve and sustain profitability depends upon our ability to generate sales of our medicines. We have a limited history of commercializing our medicines as a company, and commercialization has been primarily in the United States. We may never be able to successfully commercialize our medicines or develop or commercialize other medicines in the United States or in the EU, which we believe represents our most significant commercial opportunity. Our ability to generate future revenues depends heavily on our success in:

•	continued commercialization of our existing medicines and any other medicine candidates for which we obtain approval;

•	obtaining FDA approvals for teprotumumab, additional indications for ACTIMMUNE or an expanded indication for RAVICTI;

•	securing additional foreign regulatory approvals for our medicines in territories where we have commercial rights; and

•	developing, acquiring and commercializing a portfolio of other medicines or medicine candidates in addition to our current medicines.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our medicines or medicine candidates or one or more of our other research and development initiatives, or delay, cut back or abandon our plans to grow the business through acquisitions. We also could be required to:

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

As of December 31, 2017, we had $1,901.7 million book value, or $2,020.8 million aggregate principal amount, of indebtedness, including $845.8 million in secured indebtedness. In March 2017, we borrowed $850.0 million in aggregate principal amount of secured loans pursuant to our credit agreement. In October 2017, we borrowed approximately $845.8 million aggregate principal amount of loans under our credit agreement pursuant to an amendment to our credit agreement to refinance the then outstanding senior secured term loans incurred in March 2017 under our credit agreement, which totaled approximately $845.8 million. In connection with the acquisition of Hyperion, we issued $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in April 2015. In connection with the acquisition of Raptor, we issued $300.0 million aggregate principal amount of 8.75% Senior Notes due 2024, or the 2024 Senior Notes, in October 2016. In March 2015, we issued $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes. Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

This substantial level of debt could have important consequences to our business, including, but not limited to:

•	reducing the benefits we expect to receive from our prior and any future acquisition transactions;

•	making it more difficult for us to satisfy our obligations;

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

Our ability to make scheduled payments under or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business and other factors beyond our control. Our ability to generate cash flow to meet our payment obligations under our debt may also depend on the successful implementation of our operating and growth strategies. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We cannot assure that we will maintain a level of cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our indebtedness.

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

Our ability to use net operating loss carryforwards and certain other tax attributes to offset U.S. income taxes may be limited.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three-year period), the corporation’s ability to use pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change income may be limited. We continue to carry forward our annual limitation resulting from an ownership change date of August 2, 2012. The limitation on pre-change net operating losses incurred prior to the August 2, 2012 change date is approximately $7.7 million for 2018 through 2028. We continue to carry forward the annual limitation related to Hyperion of $50.0 million resulting from the last ownership change date in 2014 and the annual limitation related to Raptor of $0.2 million resulting from the last ownership change date in 2009. In addition, in the second quarter of 2017, we recognized $37.4 million of federal net operating losses, $43.2 million of state net operating losses and $5.8 million of federal tax credits following our acquisition of River Vision Development Corp. These acquired federal net operating losses and tax credits are subject to an annual limitation of $12.5 million from 2018 through 2021. The net operating loss carryforward limitation is cumulative such that any use of the carryforwards below the limitations in one year will result in a corresponding increase in the limitations for the subsequent tax year. Under the Tax Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various U.S. states will conform to the Tax Act.

Following certain acquisitions of a U.S. corporation by a foreign corporation, Section 7874 of the Code limits the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, we expect this limitation is applicable following the Vidara Merger. As a result, it is not currently expected that we or our other U.S. affiliates will be able to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain taxable transactions following the Vidara Merger. Notwithstanding this limitation, we expect that we will be able to fully use our U.S. net operating losses and tax credits prior to their expiration. As a result of this limitation, however, it may take HPI longer to use its net operating losses and tax credits. Moreover, contrary to these expectations, it is possible that the limitation under Section 7874 of the Code on the utilization of U.S. tax attributes could prevent us from fully utilizing our U.S. tax attributes prior to their expiration if we do not generate sufficient taxable income.

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

The U.K.’s referendum to leave the EU or “Brexit,” has caused and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision, however, remains uncertain. A process of negotiation will determine the future terms of the U.K.’s relationship with the EU. During this period of negotiation, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as regulatory and political uncertainty. The tax consequences of the U.K.’s withdrawal from the EU are uncertain as well. Brexit may also have a detrimental effect on our customers, distributors and suppliers, which would, in turn, adversely affect our revenues and financial condition.

At December 31, 2017, we had $751.4 million of cash and cash equivalents consisting of cash and money market funds. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2017, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our medicines and medicine candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover our medicines in the United States or in other foreign countries. If this were to occur, early generic competition could be expected against our current medicines and other medicine candidates in development. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which prior art can invalidate a patent or prevent a patent from issuing based on a pending patent application. In particular, because the APIs in RAYOS/LODOTRA, DUEXIS and VIMOVO have been on the market as separate medicines for many years, it is possible that these medicines have previously been used off-label in such a manner that such prior usage would affect the validity of our patents or our ability to obtain patents based on our patent applications. In addition, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., where the court held that claims directed to methods of determining whether to adjust drug dosing levels based on drug metabolite levels in the red blood cells were not patent eligible because they were directed to a law of nature. This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims.

Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated.

Patent litigation is currently pending in the United States District Court for the Eastern District of Texas against Par Pharmaceutical and in the United States District Court for the District of New Jersey against Lupin and against Par Pharmaceutical, who are each intending to market generic versions of RAVICTI prior to the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the RAVICTI cases, and arise from Paragraph IV Patent Certification notice letters from each of Par Pharmaceutical and Lupin advising each had filed an ANDA with the FDA seeking approval to market a generic version of RAVICTI before the expiration of the patents-in-suit. For a more detailed description of the RAVICTI litigation, see Note 19 of the Notes to consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against several companies intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s; (ii) Lupin; and (iii) Mylan. Patent litigation against a fourth generic company, Actavis, is currently pending in the Court of Appeals for the Federal Circuit. The cases arise from Paragraph IV Patent Certification notice letters from each of Dr. Reddy’s, Lupin, Mylan and Actavis, advising each had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit. For a more detailed description of the VIMOVO litigation, see Note 19 of the Notes to consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against two companies intending to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book. These cases are collectively known as the PENNSAID 2% cases, and involve the following sets of defendants: (i) Actavis and (ii) Lupin. These cases arise from Paragraph IV Patent Certification notice letters from each of Actavis and Lupin advising each had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit. For a more detailed description of the PENNSAID 2% litigation, see Note 19 of the Notes to consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

We intend to vigorously defend our intellectual property rights relating to our medicines, but we cannot predict the outcome of the RAVICTI cases, the PENNSAID 2% cases and the VIMOVO cases. Any adverse outcome in these matters or any new generic challenges that may arise could result in one or more generic versions of our medicines being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of our medicines, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

With respect to RAVICTI, the composition of matter patent we hold would have expired in the United States in February 2015 without term extension. However, Hyperion applied for a term extension for this patent under the Drug Price Competition and Patent Term Restoration Act and received notice that the United States Patent and Trademark Office, or the U.S. PTO, extended the expiration date of the patent to July 28, 2018, and to 2022 with respect to orphan drug exclusivity. We cannot guarantee that pending patent applications related to RAVICTI will result in additional patents or that other existing and future patents related to RAVICTI will be held valid and enforceable or will be sufficient to deter generic competition in the United States. Therefore, it is possible that upon expiration of the RAVICTI composition of matter patent, we would need to rely on forms of regulatory exclusivity, to the extent available, to protect against generic competition.

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

We are party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we rely on a license from Ucyclyd with respect to technology developed by Ucyclyd in connection with the manufacturing of RAVICTI. The purchase agreement under which Hyperion purchased the worldwide rights to RAVICTI contains obligations to pay Ucyclyd regulatory and sales milestone payments relating to RAVICTI, as well as royalties on the net sales of RAVICTI. On May 31, 2013, when Hyperion acquired BUPHENYL under a restated collaboration agreement with Ucyclyd, Hyperion received a license to use some of the manufacturing technology developed by Ucyclyd in connection with the manufacturing of BUPHENYL. The restated collaboration agreement also contains obligations to pay Ucyclyd regulatory and sales milestone payments, as well as royalties on net sales of BUPHENYL. If we fail to make a required payment to Ucyclyd and do not cure the failure within the required time period, Ucyclyd may be able to terminate the license to use its manufacturing technology for RAVICTI and BUPHENYL. If we lose access to the Ucyclyd manufacturing technology, we cannot guarantee that an acceptable alternative method of manufacture could be developed or acquired. Even if alternative technology could be developed or acquired, the loss of the Ucyclyd technology could still result in substantial costs and potential periods where we would not be able to market and sell RAVICTI and/or BUPHENYL. We also license intellectual property necessary for commercialization of RAVICTI from an external party. This party may be entitled to terminate the license if we breach the agreement, including failure to pay required royalties on net sales of RAVICTI, or we do not meet specified diligence obligations in our development and commercialization of RAVICTI, and we do not cure the failure within the required time period. If the license is terminated, it may be difficult or impossible for us to continue to commercialize RAVICTI, which would have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we are subject to contractual obligations under our agreements with Tripex and PARI related to QUINSAIR. Under the agreement with Tripex, we are required to pursue commercially reasonable efforts to initiate, and subsequently to complete, an additional clinical trial of QUINSAIR in a non-CF patient population within a specified period of time and an obligation to progress toward submitting an NDA for approval of QUINSAIR in the United States for use in all or part of the CF patient population. These obligations are subject to certain exceptions due to, for example, manufacturing delays not under our control, or delays caused by the FDA. If we fail to properly exercise such efforts to initiate and complete an appropriate clinical trial, or fail to submit an NDA for U.S. approval in the CF patient population, during the time periods specified in the agreement, we may be subject to various claims by Tripex and parties affiliated with Tripex. In addition, if we do not spend a minimum amount on QUINSAIR development in each of the three years following our acquisition of Raptor, we may also be obligated to pre-pay a milestone payment related to initiating a clinical trial for QUINSAIR in a non-CF indication. During October 2017, we triggered a milestone payment under this agreement, and we paid Tripex $20.0 million in November 2017. Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States and to spend a specified minimum amount per year on development activities in the United States until submission of the NDA for QUINSAIR in the United States. If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States or could be terminated. We are also subject to contractual obligations under our amended and restated license agreement with UCSD, with respect to PROCYSBI, including obligations to consider engaging in the development of PROCYSBI for the treatment of NASH and related diligence obligations if we undertake such development. Under the amended and restated license agreement with USCD, we also are subject to diligence obligations to identify a third party to undertake development of PROCYSBI for the treatment of Huntington’s disease. To the extent that we fail to perform the diligence obligations under the agreement, UCSD may, with respect to such indication, terminate the license or otherwise cause the license to become non-exclusive. If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications.

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

If our existing shareholders sell, or indicate an intention to sell, substantial amounts of our ordinary shares in the public market, the trading price of such ordinary shares could decline. In addition, our ordinary shares that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

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

In certain circumstances, the transfer of shares in an Irish incorporated company will be subject to Irish stamp duty, which is a legal obligation of the buyer. This duty is currently charged at the rate of 1.0 percent of the price paid or the market value of the shares acquired, if higher. Because our ordinary shares are traded on a recognized stock exchange in the United States, an exemption from this stamp duty is available to transfers by shareholders who hold ordinary shares beneficially through brokers, which in turn hold those shares through the Depositary Trust Company, or DTC, to holders who also hold through DTC. However, a transfer by or to a record holder who holds ordinary shares directly in his, her or its own name could be subject to this stamp duty. We, in our absolute discretion and insofar as the Companies Acts or any other applicable law permit, may, or may provide that one of our subsidiaries will pay Irish stamp duty arising on a transfer of our ordinary shares on behalf of the transferee of such ordinary shares. If stamp duty resulting from the transfer of ordinary shares which would otherwise be payable by the transferee is paid by us or any of our subsidiaries on behalf of the transferee, then in those circumstances, we will, on our behalf or on behalf of such subsidiary (as the case may be), be entitled to (i) seek reimbursement of the stamp duty from the transferee, (ii) set-off the stamp duty against any dividends payable to the transferee of those ordinary shares and (iii) claim a first and permanent lien on the ordinary shares on which stamp duty has been paid by us or such subsidiary for the amount of stamp duty paid. Our lien shall extend to all dividends paid on those ordinary shares.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the equity securities of pharmaceutical companies. These broad market fluctuations may cause the market price of our ordinary shares to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. For example, following declines in our stock price, two federal securities class action lawsuits were filed in March 2016 against us and certain of our current and former officers alleging violations of the Securities Exchange Act of 1934, as amended. Subsequently, the two actions were consolidated (captioned Schaffer v. Horizon Pharma plc, et al., Case No. 1:16-cv-01763), and plaintiff added claims under the Securities Act and named additional defendants. On January 18, 2018, the District Court dismissed all plaintiffs’ claims against all defendants, and denied the plaintiffs any further opportunity to amend their complaint. On February 16, 2018, plaintiffs filed a notice of appeal to the District Court’s ruling. Even if we are successful in defending this appeal or any similar claims that may be brought in the future, such litigation could result in substantial costs and may be a distraction to our management, and may lead to an unfavorable outcome that could adversely impact our financial condition and prospects.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Location	Approximate Square Footage	Lease Expiry Date
Dublin, Ireland	18,900	November 3, 2029
Lake Forest, Illinois (1)	160,000	March 31, 2024
Novato, California (2)	61,000	August 31, 2021
Deerfield, Illinois (3)	32,300	June 30, 2018
Brisbane, California	20,100	November 30, 2019
Mannheim, Germany	14,300	December 31, 2018
Chicago, Illinois	6,500	December 31, 2018
Other	13,300	March 31, 2018 to May 31, 2020

(1)	In connection with the Lake Forest lease, we have provided a $2.0 million letter of credit to the landlord, through a commercial bank.
(2)	In March 2017, we vacated an area of the office space in Novato, California and in March and April 2017, we entered into sublease arrangements for this space with third parties.
(3)

In January 2016, we vacated the premises in Deerfield, Illinois and began occupying the premises in Lake Forest, Illinois. In April 2017, we entered into a sublease arrangement for a portion of this space with a third party. In June 2017, we terminated a portion of the lease, resulting in 32,300 square feet remaining.

Item 3. Legal Proceedings

For a description of our legal proceedings, see Note 19 of the Notes to consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

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

	High	Low
2017
First quarter	$18.31	$14.20
Second quarter	15.90	9.45
Third quarter	14.22	11.17
Fourth quarter	15.40	12.66

	High	Low
2016
First quarter	$22.02	$13.36
Second quarter	19.45	13.05
Third quarter	23.44	16.18
Fourth quarter	21.98	14.16

Holders of Record

The closing price of our ordinary shares on February 22, 2018 was $13.96. As of February 22, 2018, there were approximately thirteen holders of record of our ordinary shares. Because almost all of our ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Performance Graph

The following graph shows a comparison from December 31, 2012 through December 31, 2017 of the cumulative total return for (i) our ordinary shares, (ii) the NASDAQ U.S. Benchmark TR Index and (iii) NASDAQ Pharmaceuticals.

Information set forth in the graph below represents the performance of the Horizon Pharma, Inc. common stock from December 31, 2012 until September 18, 2014, the day before the consummation of the Vidara Merger, and the performance of our ordinary shares from September 19, 2014 through December 31, 2017. Our ordinary shares trade on the same exchange, the NASDAQ Global Select Market, and under the same trading symbol, “HZNP”, as the Horizon Pharma, Inc. common stock prior to the Vidara Merger. The graph assumes an initial investment of $100 on December 31, 2012. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Cumulative Returns
Horizon Pharma plc	$100.00	$327.04	$553.22	$930.04	$694.42	$626.61
NASDAQ Pharmaceuticals	100.00	135.68	165.28	174.27	172.37	205.33
NASDAQ U.S. Benchmark TR Index	100.00	133.48	150.12	150.84	170.46	206.91

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

Dividend Policy

We have never declared or paid cash dividends on our common equity. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our ordinary shares for the foreseeable future. Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves”. In addition, our ability to pay cash dividends is currently prohibited by the terms of our credit agreement with Citibank, N.A., as administrative and collateral agent, $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023 and the $300.0 million aggregate principal amount of 8.75% Senior Notes due 2024, subject to customary exceptions. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission there were no unregistered sales of equity securities by us during the year ended December 31, 2017.

Issuer Repurchases of Equity Securities

None.

Irish Law Matters

See Irish Law Matters included in Item 1 of Part I of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The selected statement of comprehensive (loss) income data and selected statement of cash flows data for the years ended December 31, 2017, 2016 and 2015, and the balance sheet data as of December 31, 2017 and 2016 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of comprehensive loss data and selected statement of cash flows data for the years ended December 31, 2014 and 2013, and the balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from audited financial statements which are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of future results. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data for the year ended December 31, 2013 is that of Horizon Pharma, Inc., or HPI, our predecessor, while the selected financial data for the years ended December 31, 2017, 2016, 2015 and 2014 is that of Horizon Pharma plc.

On September 19, 2014, the businesses of HPI and Vidara Therapeutics International Public Limited Company were combined in a merger transaction, on May 7, 2015, we completed our acquisition of Hyperion Therapeutics, Inc., on January 13, 2016, we completed our acquisition of Crealta Holdings LLC and on October 25, 2016, we completed our acquisition of Raptor Pharmaceutical Corp. The financial data presented below include the results of operations of the merged or acquired Vidara, Hyperion, Crealta and Raptor businesses from the applicable dates of merger or acquisition.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$751,368	$509,055	$859,616	$218,807	$80,480
Working capital	473,199	440,430	748,595	106,024	67,455
Total assets (1)	4,166,092	4,292,059	3,058,588	1,123,133	246,328
Total debt, net (1)	1,901,655	1,807,493	1,136,756	334,012	104,494
Accumulated deficit (2)	(1,252,329)	(848,021)	(681,187)	(720,719)	(457,116)
Total shareholders’ equity (deficit) (2)	991,098	1,263,779	1,313,145	540,204	(49,082)

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Selected Statement of Comprehensive (Loss) Income Data
Net sales	$1,056,231	$981,120	$757,044	$296,955	$74,016
Cost of goods sold	546,275	393,272	219,502	78,753	14,625
Gross profit	509,956	587,848	537,542	218,202	59,391
Loss before benefit for income taxes	(513,275)	(228,085)	(132,712)	(269,687)	(150,126)
Net (loss) income	(410,526)	(166,834)	39,532	(263,603)	(149,005)
Net (loss) income per ordinary share - basic	(2.52)	(1.04)	0.27	(3.15)	(2.34)
Net (loss) income per ordinary share - diluted	(2.52)	(1.04)	0.25	(3.15)	(2.34)

Selected Statement of Cash Flows Data
Net cash provided by (used in) operating activities	$280,208	$369,456	$194,166	$27,549	$(54,287)
Net cash used in investing activities	(121,619)	(1,375,881)	(995,048)	(227,720)	(36,135)
Net cash provided by financing activities	78,408	657,074	1,442,481	338,285	66,716
Payments for acquisitions, net of cash acquired	(187,220)	(1,356,271)	(1,022,361)	(224,220)	(35,000)
Proceeds from divestiture, net of cash divested	69,371	—	—	—	—
Net proceeds from the issuance of ordinary shares/common stock	4,505	4,884	500,454	41,934	6,637
Net proceeds from the issuance of debt	1,693,512	656,190	1,241,027	286,966	143,598
Repayment of debt	(1,618,617)	(4,000)	(299,000)	—	(64,884)

(1)

In 2016, we retrospectively adopted Accounting Standards Update, or ASU, No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, simplifying the presentation of debt issuance costs. As a result, deferred financing costs of $11.5 million and $6.3 million that were classified within “total assets” at December 31, 2014 and 2013, respectively, were reclassified to “total debt, net” in the above table to conform prior-period classifications as a result of the new guidance.

(2)

On January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, on a modified retrospective basis and recorded a decrease of $7.2 million in net deferred tax liabilities and a corresponding decrease in accumulated deficit during the year ended December 31, 2017.

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

Beginning in the first quarter of 2017, we modified our presentation of certain operating expenses. Previously, we presented “general and administrative” expenses as one line item in our consolidated statement of comprehensive (loss) income, and “selling and marketing” expenses as another. For the year ended December 31, 2017 presentation and prior-period comparisons, we now combine these two line items into one line item, titled “selling, general and administrative” expenses.

Our Business

We are a biopharmaceutical company focused on researching, developing and commercializing innovative medicines that address unmet treatment needs for rare and rheumatic diseases.  By fostering a growing pipeline of medicines in development and exploring all potential uses for currently marketed medicines, we strive to make a powerful difference for patients, their caregivers and physicians.

Our marketed medicines are:

Orphan Business Unit
RAVICTI® (glycerol phenylbutyrate) Oral Liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules
ACTIMMUNE® (interferon gamma-1b); marketed as IMUKIN® outside the United States, Canada and Japan
BUPHENYL® (sodium phenylbutyrate) Tablets and Powder; marketed as AMMONAPS® in certain European countries and Japan
QUINSAIR™ (levofloxacin inhalation solution)
Rheumatology Business Unit
KRYSTEXXA® (pegloticase)
RAYOS® (prednisone) delayed-release tablets; marketed as LODOTRA® outside the United States
Primary Care Business Unit
PENNSAID® (diclofenac sodium topical solution) 2% w/w, or PENNSAID 2%
DUEXIS® (ibuprofen/famotidine)
VIMOVO® (naproxen/esomeprazole magnesium)
MIGERGOT® (ergotamine tartrate & caffeine suppositories)

During the years ended December 31, 2017, 2016 and 2015, we completed the following acquisitions and divestitures:

•

On June 30, 2017, we completed our acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International GmbH, or Boehringer Ingelheim International, in all territories outside of the United States, Canada and Japan.

•

On June 23, 2017, we sold our European subsidiary that owned the marketing rights to PROCYSBI® (cysteamine bitartrate) delayed-release capsules and QUINSAIR™ (levofloxacin inhalation solution) in Europe, the Middle East and Africa, or EMEA, regions, or the Chiesi divestiture, to Chiesi Farmaceutici S.p.A., or Chiesi.

•

On May 8, 2017, we completed our acquisition of River Vision Development Corp., or River Vision, which added the late development-stage rare disease biologic medicine candidate teprotumumab to our research and development pipeline.

•	On October 25, 2016, we completed our acquisition of Raptor Pharmaceutical Corp., or Raptor, which added the rare disease medicines PROCYSBI and QUINSAIR to our medicine portfolio.
•	On January 13, 2016, we completed our acquisition of Crealta Holdings LLC, or Crealta, which added the rare disease medicine KRYSTEXXA and the primary care medicine MIGERGOT to our medicine portfolio.
•	On May 7, 2015, we completed our acquisition of Hyperion Therapeutics, Inc., or Hyperion, which added the rare disease medicines RAVICTI and BUPHENYL to our medicine portfolio.

The consolidated financial statements presented herein include the results of operations of the acquired Hyperion, Crealta and Raptor businesses from the applicable dates of acquisition. See Note 4 of the Notes to consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K, for further details of our acquisitions and divestitures.

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

Orphan Business Unit

The rare disease medicines in our orphan business unit are RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL and QUINSAIR. Our strategy for RAVICTI is to drive growth through increased awareness and diagnosis of urea cycle disorders, and to drive conversion from older-generation nitrogen scavengers, such as generic forms of sodium phenylbutyrate, to RAVICTI, based on the medicine’s differentiated benefits. With respect to PROCYSBI, our strategy is to drive conversion of patients from older-generation immediate-release capsules of cysteamine bitartrate to PROCYSBI, increase the uptake of diagnosed but untreated patients and identify previously undiagnosed patients who are suitable for treatment. Our strategy with respect to ACTIMMUNE includes driving growth by increasing awareness and diagnosis of chronic granulomatous disease and increasing the length and persistence of treatment.

With our May 2017 acquisition of River Vision, we added the late-stage rare disease biologic medicine candidate teprotumumab to our pipeline. Teprotumumab, which successfully completed a Phase 2 clinical trial and is currently enrolling patients in a Phase 3 confirmatory trial, targets the treatment of moderate-to-severe thyroid eye disease, a debilitating autoimmune condition that presents in patients with Graves’ disease. Our strategy for teprotumumab is to support its continued clinical development and pursue regulatory approval. The River Vision acquisition further demonstrates our commitment to rare disease medicines and expands and diversifies our rare disease medicine pipeline to support sustainable longer-term growth. Our Phase 3 clinical trial evaluating teprotumumab for the treatment of moderate-to-severe active thyroid eye disease was initiated during the fourth quarter of 2017, and we anticipate that data from the trial will be available during the second half of 2019.

Rheumatology Business Unit

The rare disease medicine KRYSTEXXA is the primary marketed medicine in our rheumatology business unit. We are focused on optimizing and maximizing the peak sales potential of KRYSTEXXA by expanding our commercialization efforts, as well as investing in education, patient and physician outreach, and investigation programs that demonstrate KRYSTEXXA as an effective treatment of chronic refractory gout, or, uncontrolled gout, which is refractory (unresponsive) to conventional therapies. We believe that KRYSTEXXA represents a significant opportunity and potential growth driver for our rheumatology business unit. The rheumatology business unit also includes RAYOS/LODOTRA.

Primary Care Business Unit

Our strategy for the primary care business unit, which includes PENNSAID 2%, DUEXIS, VIMOVO and MIGERGOT, is to educate physicians about these clinically differentiated medicines and the benefits they offer. Patients are able to fill prescriptions for these medicines through pharmacies participating in our HorizonCares patient access program, as well as other pharmacies. In addition, we have evolved our commercial strategy to enter into business arrangements with pharmacy benefit managers, or PBMs, and other payers to secure formulary status and reimbursement of our medicines. The business arrangements with the PBMs generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.

For all of our business units we market our medicines in the United States through our field sales force, which numbered approximately 430 representatives as of December 31, 2017.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	For the Years
	Ended December 31,		Change
	2017	2016
	(in thousands)
Net sales	$1,056,231	$981,120	$75,111
Cost of goods sold	546,275	393,272	153,003
Gross profit	509,956	587,848	(77,892)
Operating expenses
Research and development	224,962	60,707	164,255
Selling, general and administrative	677,363	608,308	69,055
Impairment of in-process research and development	—	66,000	(66,000)
Total operating expenses	902,325	735,015	167,310
Operating (loss) income	(392,369)	(147,167)	(245,202)
Other expense, net:
Interest expense, net	(126,523)	(86,610)	(39,913)
Foreign exchange loss	(260)	(1,005)	745
Gain on divestiture	6,267	—	6,267
Loss on debt extinguishment	(978)	—	(978)
Other income (expense), net	588	6,697	(6,109)
Total other expense, net	(120,906)	(80,918)	(39,988)
Loss before benefit for income taxes	(513,275)	(228,085)	(285,190)
Benefit for income taxes	(102,749)	(61,251)	(41,498)
Net loss	$(410,526)	$(166,834)	$(243,692)

Net sales. Net sales increased $75.1 million, or 8%, to $1,056.2 million during the year ended December 31, 2017, from $981.1 million during the year ended December 31, 2016, primarily due to lower net sales during the year ended December 31, 2016, as a result of the $65.0 million litigation settlement with Express Scripts, Inc., or Express Scripts.

The following table presents a summary of total net sales attributed to geographic sources for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$1,026,527	97%	$964,041	98%
Rest of world	29,704	3%	17,079	2%
Total net sales	$1,056,231		$981,120

The following table reflects the components of net sales for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,		Change	Change
	2017	2016	$	%
RAVICTI	$193,918	$151,532	$42,386	28%
PENNSAID 2%	191,050	304,433	(113,383)	(37)%
KRYSTEXXA	156,483	91,102	65,381	72%
PROCYSBI	137,740	25,268	112,472	445%
DUEXIS	121,161	173,728	(52,567)	(30)%
ACTIMMUNE	110,993	104,624	6,369	6%
VIMOVO	57,666	121,315	(63,649)	(52)%
RAYOS	52,125	47,356	4,769	10%
BUPHENYL	20,792	16,879	3,913	23%
MIGERGOT	5,468	4,651	817	18%
LODOTRA	5,393	4,193	1,200	29%
QUINSAIR	3,442	1,039	2,403	231%
Litigation settlement	—	(65,000)	65,000	100%
Total net sales	$1,056,231	$981,120	$75,111	8%
Net sales were higher during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to lower net sales during the year ended December 31, 2016 as a result of the $65.0 million litigation settlement with Express Scripts, the recognition of PROCYSBI sales following the acquisition of Raptor in October 2016 and higher net sales of KRYSTEXXA and RAVICTI, offset by lower net sales of PENNSAID 2%, VIMOVO and DUEXIS.

RAVICTI. Net sales increased $42.4 million, or 28%, to $193.9 million during the year ended December 31, 2017, from $151.5 million during the year ended December 31, 2016. Net sales in the United States increased by approximately $39.4 million, which was composed of $31.5 million resulting from prescription volume growth and $7.9 million due to higher net pricing. Net sales outside the United States increased by approximately $3.0 million primarily due to higher sales volume.

PENNSAID 2%. Net sales decreased $113.4 million, or 37%, to $191.1 million during the year ended December 31, 2017, from $304.5 million during the year ended December 31, 2016. Net sales decreased by approximately $90.2 million due to lower net pricing, as further described after the next table, and approximately $23.2 million resulting from lower prescription volume.

KRYSTEXXA. Net sales increased $65.4 million, or 72%, to $156.5 million during the year ended December 31, 2017, from $91.1 million during the year ended December 31, 2016. Net sales increased by approximately $40.1 million resulting from prescription volume growth and approximately $25.3 million due to higher net pricing.

PROCYSBI. Net sales increased $112.5 million, or 445%, to $137.7 million during the year ended December 31, 2017, from $25.2 million during the year ended December 31, 2016. Net sales increased by approximately $101.8 million resulting from prescription volume growth and approximately $10.7 million due to higher net pricing. We began recognizing PROCYSBI sales following our acquisition of Raptor in October 2016.

DUEXIS. Net sales decreased $52.6 million, or 30%, to $121.2 million during the year ended December 31, 2017, from $173.8 million during the year ended December 31, 2016. Net sales decreased by approximately $59.4 million due to lower net pricing, as further described after the next table, partially offset by an increase of $6.8 million resulting from prescription volume growth.

ACTIMMUNE. Net sales increased $6.4 million, or 6%, to $111.0 million during the year ended December 31, 2017, from $104.6 million during the year ended December 31, 2016. Net sales increased by approximately $12.9 million due to higher net pricing, partially offset by a decrease of approximately $6.5 million resulting from lower prescription volume.

VIMOVO. Net sales decreased $63.6 million, or 52%, to $57.7 million during the year ended December 31, 2017, from $121.3 million during the year ended December 31, 2016. Net sales decreased by approximately $47.1 million due to lower net pricing, as further described after the next table, and approximately $16.5 million resulting from lower prescription volume.

RAYOS. Net sales increased $4.8 million, or 10%, to $52.1 million during the year ended December 31, 2017, from $47.3 million during the year ended December 31, 2016. Net sales increased by approximately $17.2 million resulting from prescription volume growth, partially offset by a decrease of approximately $12.4 million due to lower net pricing.

BUPHENYL. Net sales increased $3.9 million, or 23%, to $20.8 million during the year ended December 31, 2017, from $16.9 million during the year ended December 31, 2016. Net sales increased by approximately $7.3 million due to higher net pricing, partially offset by a decrease of approximately $3.4 million resulting from lower prescription volume.

MIGERGOT. Net sales increased $0.8 million, or 18%, to $5.5 million during the year ended December 31, 2017, from $4.7 million during the year ended December 31, 2016. Net sales increased by approximately $1.1 million due to higher net pricing, partially offset by a decrease of approximately $0.3 million resulting from lower prescription volume.

LODOTRA. Net sales increased $1.2 million, or 29%, to $5.4 million during the year ended December 31, 2017, from $4.2 million during the year ended December 31, 2016. The increase was due to increased shipments to our European distribution partner, Mundipharma International Corporation Limited, or Mundipharma. LODOTRA sales to Mundipharma occur at the time we ship, based on Mundipharma’s estimated requirements. Accordingly, LODOTRA sales are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from period to period.

QUINSAIR. Net sales increased $2.4 million, or 231%, to $3.4 million during the year ended December 31, 2017, from $1.0 million during the year ended December 31, 2016. Net sales increased by approximately $2.7 million resulting from prescription volume growth, partially offset by a decrease of approximately $0.3 million due to lower net pricing. We began recognizing QUINSAIR sales following our acquisition of Raptor in October 2016. In June 2017, following the Chiesi divestiture, our QUINSAIR sales in EMEA ceased, and post-June 2017 sales were in Canada and Latin America.

In September 2016, we entered into a settlement agreement and mutual release with Express Scripts pursuant to which we and Express Scripts were released from any and all claims relating to our then ongoing litigation without admitting any fault or wrongdoing and we agreed to pay Express Scripts $65.0 million. This settlement was accounted for as a reduction of net sales in the consolidated statement of comprehensive loss for the year ended December 31, 2016.

The table below reconciles our gross to net sales for the years ended December 31, 2017 and 2016 (in millions):

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$4,057.8	100.0%	$3,234.2	100.0%
Adjustments to gross sales:
Prompt pay discounts	(80.2)	(2.0)%	(64.0)	(2.0)%
Medicine returns	(45.6)	(1.1)%	(17.1)	(0.5)%
Co-pay and other patient assistance	(1,907.6)	(47.0)%	(1,701.3)	(52.6)%
Wholesaler fees and commercial rebates	(641.5)	(15.8)%	(133.7)	(4.2)%
Government rebates and chargebacks	(326.7)	(8.1)%	(272.0)	(8.4)%
Litigation settlement	—	—	(65.0)	(2.0)%
Total adjustments	(3,001.6)	(74.0)%	(2,253.1)	(69.7)%
Net sales	$1,056.2	26.0%	$981.1	30.3%

During the year ended December 31, 2017, wholesaler fees and commercial rebates, as a percentage of gross sales, increased to 15.8% from 4.2% during the year ended December 31, 2016, and co-pay and other patient assistance, as a percentage of gross sales, decreased to 47.0% from 52.6% during the year ended December 31, 2016. During the second half of 2016, we entered into business arrangements with PBMs and other payers in an effort to secure formulary status and reimbursement of our medicines, such as our arrangements with Express Scripts, CVS Caremark and Prime Therapeutics LLC, which resulted in lower co-pay and other patient assistance costs as a percentage of gross sales during the year ended December 31, 2017. The mix of PBM healthcare plans that adopted our primary care medicines onto their formulary during 2017 was more heavily weighted towards those plans for which we pay a higher commercial rebate. In addition, we also experienced a higher rate of managed care control in our non-contracted business, which resulted in significantly lower net pricing during the year ended December 31, 2017, when compared to the year ended December 31, 2016.

On a quarter-to-quarter basis, our net sales have traditionally been lower in first half of the year, particularly in the first quarter, with the second half of the year representing a greater share of overall net sales each year. This is due to annual managed care plan changes and the re-setting of patients’ medical insurance deductibles at the beginning of each year, resulting in higher co-pay and other patient assistance costs as patients meet their annual medical insurance deductibles during the first and second quarters, and higher net sales in the second half of the year after patients meet their deductibles and healthcare plans reimburse a greater portion of the total cost of our medicines.

Cost of Goods Sold. Cost of goods sold increased $153.0 million to $546.3 million during the year ended December 31, 2017, from $393.3 million during the year ended December 31, 2016. As a percentage of net sales, cost of goods sold was 51.7% during the year ended December 31, 2017, compared to 40.1% during the year ended December 31, 2016. Costs of goods sold as a percentage of net sales was higher during the year ended December 31, 2016 due to the one-time reduction in net sales in the year ended December 31, 2016 as a result of the litigation settlement with Express Scripts. Additionally, we recorded an increase in cost of goods sold in the year ended December 31, 2017. The increase in cost of goods sold was primarily attributable to a $59.9 million increase in intangible amortization expense, a $48.0 million increase in inventory step-up expense, a $20.7 million increase in royalty remeasurement expense, a $10.7 million increase in drug substance harmonization costs, a $10.5 million increase in royalty accretion expense and a $9.6 million increase in employee costs, which reflects the increase in manufacturing activities resulting from the growth of our medicine portfolio. During the year ended December 31, 2016 we recorded a loss of $14.3 million in relation to purchase commitments with Boehringer Ingelheim, which related to additional units of ACTIMMUNE following the cancellation of the Phase 3 trial, Safety, Tolerability and Efficacy of ACTIMMUNE Dose Escalation in Friedreich’s Ataxia study, or the FA program. During the year ended December 31, 2017, we updated our forecast for future demand and renegotiated our purchase commitments with Boehringer Ingelheim and recorded additional net expense of $1.7 million to cost of goods sold.

The increase in intangible amortization of $59.9 million during the year ended December 31, 2017 compared to the prior year was primarily due to an increase of $59.1 million in amortization of developed technology related to PROCYSBI (acquired in October 2016).

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on our gross profit, gross margin percentage and net income (loss) for all affected periods, we disclose balance sheet and income statement amounts related to inventory step-up within the Notes to the consolidated financial statements. The increase in inventory step-up expense of $48.0 million recorded to cost of goods sold during the year ended December 31, 2017 compared to the prior year was primarily due to KRYSTEXXA inventory step-up expense of $78.3 million (acquired in January 2016) and PROCYSBI and QUINSAIR inventory step-up expense of $40.8 million (acquired in October 2016) recorded during the year ended December 31, 2017, compared to $48.8 million recorded during the year ended December 31, 2016 related to KRYSTEXXA and MIGERGOT inventory step-up expense and $22.3 million recorded related to PROCYSBI and QUINSAIR inventory step-up expense.

Research and Development Expenses. Research and development expenses increased $164.3 million to $225.0 million during the year ended December 31, 2017, from $60.7 million during the year ended December 31, 2016. The increase was primarily attributable to $150.3 million related to the acquisition of River Vision during the year ended December 31, 2017. Pursuant to Accounting Standards Codification Topic 805, Business Combinations, or ASC 805, as amended by ASU No. 2017-01, we accounted for the River Vision acquisition as the purchase of an in-process research and development, or IPR&D, asset and, pursuant to ASC Topic 730, Research and Development, recorded the purchase price as a research and development expense during the year ended December 31, 2017. Additionally, during the year ended December 31, 2017, we entered into an agreement to license HZN-003 (formerly MEDI4945), a rheumatology pipeline program with the objective of enhancing our leadership position in the uncontrolled gout market, from MedImmune LLC, or MedImmune, and we paid MedImmune an upfront cash payment of $12.0 million which we recorded as a “research and development” expense in the consolidated statement of comprehensive loss during the year ended December 31, 2017 and included in “accrued expenses” as of December 31, 2017. The upfront payment was subsequently paid in January 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $69.1 million to $677.4 million during the year ended December 31, 2017, from $608.3 million during the year ended December 31, 2016. The increase was primarily attributable to an increase of $22.9 million in employee costs related to our growth in headcount following the Raptor acquisition in October 2016, an increase of $24.2 million in marketing program costs and the impairment of $22.3 million paid to Boehringer Ingelheim International upon closing of the acquisition of certain rights to interferon gamma-1b during the year ended December 31, 2017, compared to $5.3 million recorded as an impairment during the year ended December 31, 2016.

Impairment of In-Process Research and Development. At the time of the merger of the businesses of Horizon Pharma, Inc., or HPI, and Vidara on September 19, 2014, or the Vidara Merger, IPR&D was considered separable from the business as the project could be sold to a third party, and we assigned a fair value of $66.0 million to an intangible asset. On December 8, 2016, we announced the discontinuation of the FA program. Following this announcement, we determined that the IPR&D has no alternative use or economic value, and we recorded an impairment charge during the year ended December 31, 2016 to fully write off the value of the asset on our consolidated balance sheet.

Interest Expense, Net. Interest expense, net, increased $39.9 million to $126.5 million during the year ended December 31, 2017, from $86.6 million during the year ended December 31, 2016. The increase was primarily due to higher borrowings, including our $300.0 million aggregate principal amount of 8.75% Senior Notes due 2024, or the 2024 Senior Notes, in connection with our acquisition of Raptor in October 2016, and our $850.0 million principal amount of secured loans under our 2017 term loan facility, of which $375.0 million was in connection with our acquisition of Raptor, compared to the $397.0 million principal amount of secured loans from previous borrowings under our senior secured loan facility.

Gain on divestiture. During the year ended December 31, 2017, we completed the Chiesi divestiture for an upfront payment of $72.5 million, which reflects $3.1 million of cash divested, with additional potential milestone payments based on sales thresholds, and we recorded a gain of $6.3 million on the divestiture.

Foreign Exchange Loss. During the year ended December 31, 2017, we reported a foreign exchange loss of $0.3 million.

Loss on Debt Extinguishment. During the year ended December 31, 2017, we entered into two refinancing amendments for our term loans. We accounted for a portion of the repayments under these refinancing amendments as a debt extinguishment and recorded a loss on debt extinguishment of $1.0 million in the consolidated statements of comprehensive loss, which reflected the write-off of the unamortized portion of debt discount and deferred financing costs previously incurred and a one percent prepayment penalty fee.

Benefit for Income Taxes. During the year ended December 31, 2017, we recorded a benefit for income taxes of $102.7 million compared to $61.3 million during the year ended December 31, 2016. The increase in benefit for income taxes during the year ended December 31, 2017, compared to year ended December 31, 2016, was primarily due to a provisional $74.9 million net benefit recorded following the enactment in the United States of H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the Tax Act, in December 2017, which net benefit included a $134.2 million tax benefit from the revaluation of our U.S. net deferred tax liability based on the new U.S. federal tax rate of 21 percent, partially offset by the write-off of the $59.2 million deferred tax asset related to our U.S. interest expense carryforwards under Section 163(j) of the Internal Revenue Code  of 1986, as amended, or the Code. Additionally, during the year ended December 31, 2017, we recorded an increase in pre-tax losses which resulted in an increase in the benefit for income taxes during the year.

During the year ended December 31, 2017, the first of three tranches of our outstanding performance stock unit awards, or PSUs, expired without payout as the minimum total compounded annual shareholder rate of return was not achieved. As a result, we wrote off to income tax expense $16.4 million of deferred tax assets related to previously recognized share-based compensation. During the years ended December 31, 2017, 2016 and 2015, we recorded share-based compensation expense of $49.6 million, $48.6 million and $37.7 million, respectively, related to these PSUs.

In relation to the remaining outstanding PSUs, if our share price is lower than $32.70 and $33.86 for the twenty trading days ending March 22, 2018 and June 22, 2018, respectively, approximately $9.3 million and $8.4 million, respectively, of deferred tax assets at December 31, 2017, related to previously recognized share-based compensation expense will be charged to income tax expense.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	For the Years
	Ended December 31,
	2016	2015	Change
	(in thousands)
Net sales	$981,120	$757,044	$224,076
Cost of goods sold	393,272	219,502	173,770
Gross profit	587,848	537,542	50,306
Operating expenses
Research and development	60,707	41,865	18,842
Selling, general and administrative	608,308	440,305	168,003
Impairment of in-process research and development	66,000	—	66,000
Total operating expenses	735,015	482,170	252,845
Operating (loss) income	(147,167)	55,372	(202,539)
Other income (expense), net:
Interest expense, net	(86,610)	(69,900)	(16,710)
Foreign exchange loss	(1,005)	(1,237)	232
Loss on induced conversion of debt and debt extinguishment	—	(77,624)	77,624
Loss on sale of long-term investments	—	(29,032)	29,032
Other income (expense), net:	6,697	(10,291)	16,988
Total other expense, net	(80,918)	(188,084)	107,166
Loss before benefit for income taxes	(228,085)	(132,712)	(95,373)
Benefit for income taxes	(61,251)	(172,244)	110,993
Net (loss) income	$(166,834)	$39,532	$(206,366)

Net sales. Net sales increased $224.1 million, or 30%, to $981.1 million during the year ended December 31, 2016, from $757.0 million during the year ended December 31, 2015.

The following table presents a summary of total net sales attributed to geographic sources for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$964,041	98%	$744,036	98%
Rest of world	17,079	2%	13,008	2%
Total net sales	$981,120		$757,044

The following table reflects the components of net sales for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Change	Change
	2016	2015	$	%
PENNSAID 2%	$304,433	$147,010	$157,423	107%
DUEXIS	173,728	190,357	(16,629)	(9)%
RAVICTI	151,532	86,875	64,657	74%
VIMOVO	121,315	166,672	(45,357)	(27)%
ACTIMMUNE	104,624	107,444	(2,820)	(3)%
KRYSTEXXA	91,102	—	91,102	*
RAYOS	47,356	40,329	7,027	17%
PROCYSBI	25,268	—	25,268	*
BUPHENYL	16,879	13,458	3,421	25%
MIGERGOT	4,651	—	4,651	*
LODOTRA	4,193	4,899	(706)	(14)%
QUINSAIR	1,039	—	1,039	*
Litigation settlement	(65,000)	—	(65,000)	*
Total net sales	$981,120	$757,044	$224,076	30%

*	Percentage change is not meaningful.

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

The table below reconciles our gross to net sales for the years ended December 31, 2016 and 2015 (in millions):

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

Research and Development Expenses. Research and development expenses increased $18.8 million to $60.7 million during the year ended December 31, 2016, from $41.9 million during the year ended December 31, 2015. The increase in research and development expenses during the year ended December 31, 2016 was primarily attributable to $2.8 million of higher share-based compensation, an increase of $5.5 million in other employee costs resulting from growth in our headcount following the Hyperion, Crealta and Raptor acquisitions, $4.0 million related to costs to be incurred in the winding down of the FA program, an increase of $3.0 million in general research and development costs, a $2.0 million upfront fee paid for a license of a patent and an increase of $1.5 million in regulatory submission fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $168.0 million to $608.3 million during the year ended December 31, 2016, from $440.3 million during the year ended December 31, 2015. The increase in selling, general and administrative expenses was in line with the significant growth in gross sales and the increase in the number of employees over the same period, and was primarily attributable to an increase of $59.3 million in employee costs resulting from increasing our headcount, a $30.5 million increase in professional costs, a $25.5 million increase in share-based compensation expense and a $19.3 million increase in marketing expenses.

Impairment of In-Process Research and Development. At the time of the Vidara Merger, IPR&D was considered separable from the business as the project could be sold to a third party, and we assigned a fair value of $66.0 million to the intangible asset. Following the FA announcement, we determined that the IPR&D has no alternative use or economic value, and we recorded an impairment charge during the year ended December 31, 2016 to fully write off the value of the asset on our consolidated balance sheet.

Interest Expense, Net. Interest expense, net, increased $16.7 million to $86.6 million during the year ended December 31, 2016, from $69.9 million during the year ended December 31, 2015. The increased interest expense, net, was primarily due to full-period recognition during the year ended December 31, 2016 of the interest on higher borrowings to fund the acquisition of Hyperion in May 2015, including our $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, prior six-year $400.0 million term loan facility, or the 2015 Term Loan Facility, and $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes, as compared to partial period recognition of the interest on these borrowings during the year ended December 31, 2015 and our lower prior year borrowings under our prior five-year $300.0 million term loan facility, or 2014 Term Loan Facility. We also incurred additional interest expense following our borrowings to fund the acquisition of Raptor in October 2016, including our additional $375.0 million additional borrowings under the 2015 Term Loan Facility, or the 2016 Incremental Loan Facility, and the 2024 Senior Notes.

Foreign Exchange Loss. During the year ended December 31, 2016, we reported a foreign exchange loss of $1.0 million.

Loss on Induced Conversion of Debt and Debt Extinguishment. The loss on induced conversion of debt and debt extinguishment during the year ended December 31, 2015 of $77.6 million was composed of $20.7 million related to the induced conversions of our 5.00% Convertible Senior Notes due 2018, including $10.0 million for cash inducement payments, a $10.1 million charge for the extinguishment of debt and $0.6 million of expenses, and $56.9 million related to the extinguishment of the 2014 Term Loan Facility, consisting of a $45.4 million early redemption premium and a $11.5 million charge for the extinguishment of debt. The number of shares issued equaled the number of shares based on the underlying conversion option. The aggregate cash payments to the holders for additional exchange consideration were recorded as part of the extinguishment loss. There were no induced conversions in 2016.

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

Non-GAAP Financial Measures

Non-GAAP adjusted net sales, EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures. These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability. Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, upfront and milestone payments related to license agreements, drug substance harmonization costs, fees related to term loan refinancing, restructuring and realignment costs, the Express Scripts litigation settlement amount, loss on sale of long-term investments and charges related to discontinuation of the Friedreich’s ataxia program, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, remeasurement of royalties for medicines acquired through business combinations, royalty accretion, non-cash interest expense, non-current asset impairment charges, gain on divestiture, loss on debt extinguishment, reversal of pre-acquisition reserve upon signing of contract and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures. We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Beginning in the second quarter of 2016, we modified the method of calculating non-GAAP income tax expense to align with guidance issued by the Securities and Exchange Commission on May 17, 2016. The modified methodology calculates the income tax component of non-GAAP net income for each period by adjusting the GAAP tax benefit for the estimated tax impact of each non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment. This modified methodology does not reflect any use of net operating loss carryforwards that we potentially may have been able to use if our actual earnings for these periods had been the non-GAAP net income. Previously, we had calculated the income tax component of non-GAAP net income by using the estimated cash taxes that we expected to pay for the period. The non-GAAP net income and diluted net income per share amounts shown in the GAAP to non-GAAP reconciliation tables below are based on the modified methodology.

Reconciliations of reported GAAP net sales to non-GAAP adjusted net sales and reported GAAP net (loss) income to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, are as follows (in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2017	2016	2015
GAAP Net Sales	$1,056,231	$981,120	$757,044
Litigation settlement	—	65,000	—
Non-GAAP Adjusted Net Sales	$1,056,231	$1,046,120	$757,044

	For the Years Ended December 31,
	2017	2016	2015
GAAP Net (Loss) Income	$(410,526)	$(166,834)	$39,532
Non-GAAP adjustments:
Remeasurement of royalties for medicines acquired through business combinations	21,774	386	21,151
Acquisition/divestiture-related costs	177,035	52,874	72,221
Restructuring and realignment costs	4,883	—	—
Amortization, accretion and inventory step-up:
Intangible amortization expense	276,784	216,875	132,923
Accretion of royalty liabilities	51,263	40,616	20,088
Amortization of debt discount and deferred financing costs	21,619	18,546	18,810
Inventory step-up expense	119,151	71,137	11,495
Share-based compensation	121,553	114,144	85,786
Depreciation expense	6,631	4,962	5,420
Gain on divestiture	(6,267)	—	—
Charges relating to discontinuation of the Friedreich's ataxia program (1)	22,509	23,513	—
Drug substance harmonization costs (2)	10,651	—	—
Upfront and milestone payments related to license agreements	12,186	2,000	—
Fees related to term loan refinancing	5,220	—	—
Loss on debt extinguishment	978	—	77,624
Royalties for medicines acquired through business combinations	(47,003)	(37,593)	(29,834)
Litigation settlement	—	65,000	—
Impairment of in-process research and development	—	66,000	—
Reversal of pre-acquisition reserve upon signing of contract	—	(6,900)	—
Loss on sale of long-term investments	—	—	29,032
Total of pre-tax non-GAAP adjustments	798,967	631,560	444,716
Income tax effect of pre-tax non-GAAP adjustments (3)	(118,704)	(110,290)	(122,214)
Other non-GAAP income tax adjustments (4)	(74,939)	—	(105,133)
Total of non-GAAP adjustments	605,324	521,270	217,369
Non-GAAP Net Income	$194,798	$354,436	$256,901

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	163,122,663	160,699,543	148,788,020

Non-GAAP Earnings Per Share – Basic
GAAP (loss) earnings per share - Basic	$(2.52)	$(1.04)	$0.27
Non-GAAP adjustments	3.71	3.25	1.46
Non-GAAP earnings per share – Basic	$1.19	$2.21	$1.73

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	163,122,663	160,699,543	148,788,020
Ordinary share equivalents	2,582,576	3,626,570	7,135,231
Weighted average ordinary shares – Diluted	165,705,239	164,326,113	155,923,251

Non-GAAP Earnings Per Share – Diluted
GAAP (loss) earnings per share – Diluted	$(2.52)	$(1.04)	$0.25
Non-GAAP adjustments	3.71	3.25	1.40
Diluted earnings per share effect of ordinary share equivalents	(0.01)	(0.05)	—
Non-GAAP earnings per share – Diluted	$1.18	$2.16	$1.65

	For the Years Ended December 31,
	2017	2016	2015
GAAP Net (Loss) Income	$(410,526)	$(166,834)	$39,532
Depreciation	6,631	4,962	5,420
Amortization, accretion and inventory step-up:
Intangible amortization expense	276,784	216,875	132,923
Accretion of royalty liabilities	51,263	40,616	20,088
Amortization of deferred revenue	(860)	(836)	(962)
Inventory step-up expense	119,151	71,137	11,495
Interest expense, net (including amortization of debt discount and deferred financing costs)	126,523	86,610	69,900
Benefit for income taxes	(102,749)	(61,251)	(172,244)
EBITDA	66,217	191,279	106,152
Other non-GAAP adjustments:
Remeasurement of royalties for medicines acquired through business combinations	21,774	386	21,151
Acquisition/divestiture-related costs	177,035	52,874	72,221
Restructuring and realignment costs	4,883	—	—
Share-based compensation	121,553	114,144	85,786
Gain on divestiture	(6,267)	—	—
Charges relating to discontinuation of the Friedreich's ataxia program (1)	22,509	23,513	—
Drug substance harmonization costs (2)	10,651	—	—
Upfront and milestone payments related to license agreements	12,186	2,000	—
Fees related to term loan refinancing	5,220	—	—
Loss on debt extinguishment	978	—	77,624
Royalties for medicines acquired through business combinations	(47,003)	(37,593)	(29,834)
Litigation settlement	—	65,000	—
Impairment of in-process research and development	—	66,000	—
Reversal of pre-acquisition reserve upon signing of contract	—	(6,900)	—
Loss on sale of long-term investments	—	—	29,032
Total of other non-GAAP adjustments	323,519	279,424	255,980
Adjusted EBITDA	$389,736	$470,703	$362,132

(1)

Charges relating to discontinuation of the FA program of $22.5 million for the year ended December 31, 2017 include $22.3 million relating to the impairment of a non-current asset, additional net expense of $1.7 million for excess purchase commitments and a reduction of $1.5 million to “research and development expenses” reflecting lower costs than previously estimated to be incurred to discontinue the FA program. Charges relating to the discontinuation of the FA program for the year ended December 31, 2016 include a $14.3 million loss on inventory purchase commitments, a $5.3 million impairment of a non-current asset and $4.0 million of clinical trial wind-down costs.

(2)

During the year ended December 31, 2016, we committed to spend $14.9 million related to the harmonization of the manufacturing processes for ACTIMMUNE and IMUKIN drug substance. During the year ended December 31, 2017, we incurred $12.1 million of this spend, including costs of $10.7 million that qualify for exclusion in our non-GAAP financial measures under our non-GAAP cost policy.

(3)	Adjustment to the GAAP tax benefit for the estimated tax impact of each non-GAAP adjustment is based on the statutory tax rate of the applicable jurisdictions for each non-GAAP adjustment.

(4)

Other non-GAAP income tax adjustments during the year ended December 31, 2017 reflect the provisional $74.9 million net benefit recorded following the enactment of the Tax Act, which net benefit included a $134.2 million tax benefit from the revaluation of our U.S. net deferred tax liability based on the new U.S. federal tax rate of 21 percent, partially offset by the write-off of the $59.2 million deferred tax asset related to our U.S. interest expense carryforwards under Section 163(j) of the Code.

Other non-GAAP income tax adjustments during the year ended December 31, 2015 of $105.1 million related to the release of certain valuation allowances in connection with the Hyperion acquisition.

Liquidity, Financial Position and Capital Resources

We have incurred losses since our inception in June 2005 and, as of December 31, 2017, we had an accumulated deficit of $1,252.3 million. We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines but we believe these cost increases will be more than offset by higher net sales and gross profits. Additionally, we expect that our research and development costs will increase as we acquire more development-stage medicine candidates.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years. As of December 31, 2017, we had $751.4 million in cash and cash equivalents and total debt with a book value of $1,901.7 million and face value of $2,020.8 million. Cash at December 31, 2017 reflects our use of cash on hand of approximately $144.0 million, net of $6.3 million of cash acquired, to fund our acquisition of River Vision on May 8, 2017, $32.5 million paid during the year ended December 31, 2017 in relation to the litigation settlement in 2016 with Express Scripts and $22.3 million paid to Boehringer Ingelheim International following the completion of the acquisition of certain rights to interferon gamma-1b, and includes $69.4 million received following the Chiesi divestiture in June 2017, net of cash divested. We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next twelve months from the issuance of the financial statements in this Annual Report on Form 10-K. Part of our strategy is to expand and leverage our commercial capabilities and to develop a pipeline of rare disease medicine candidates by researching, developing and commercializing innovative medicines that address unmet treatment needs for rare and rheumatic diseases. To the extent we enter into transactions to acquire medicines or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings, or through the use of cash on hand.

On October 23, 2017, HPI, our wholly owned subsidiary, and Horizon Pharma USA, Inc., our wholly owned subsidiary, or HPUSA, and together with HPI in such capacity, the Borrowers, borrowed approximately $845.8 million aggregate principal amount of loans, or the October 2017 Refinancing Loans, pursuant to an amendment, or the October 2017 Refinancing Amendment, to the Credit Agreement, dated as of May 7, 2015, by and among the Borrowers, us and certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016 , or the 2016 Credit Agreement, and Amendment No. 2, dated March 29, 2017, or the March 2017 Credit Agreement. As used herein, all references to the “Credit Agreement” are references to the March 2017 Credit Agreement, as amended by the October 2017 Refinancing Amendment.

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

We elected to exercise our reinvestment rights under the mandatory prepayment provisions of the March 2017 Credit Agreement with respect to the net proceeds from the Chiesi divestiture. To the extent we do not apply such net proceeds to permitted acquisitions (including the acquisition of rights to products and products lines) and/or the acquisition of capital assets within 365 days of the receipt thereof (or commit to so apply and then apply within 180 days after the end of such 365-day period), we would be required to make a mandatory prepayment under the Credit Agreement in an amount equal to the unapplied net proceeds. Until such time, the net proceeds are not legally restricted for use. As of December 31, 2017, we had applied a portion of such net proceeds to the acquisition of additional rights to interferon gamma-1b and to our agreement to license HZN-003.

We were, as of December 31, 2017, and currently are in compliance with the Credit Agreement.

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

We were, as of December 31, 2017, and currently are in compliance with the indenture governing the 2024 Senior Notes and 2023 Senior Notes.

During the year ended December 31, 2017, we issued an aggregate of 2.0 million of our ordinary shares in connection with stock option exercises, the vesting of restricted stock units, employee share purchase plan purchases and the vesting of performance stock units. We received a total of $9.3 million in net proceeds in connection with such issuances.

During the year ended December 31, 2017, we issued an aggregate of 391,500 ordinary shares upon the cash exercise of warrants and received proceeds of $1.8 million representing the aggregate exercise price for such warrants. In addition, warrants to purchase an aggregate of 704,285 of our ordinary shares were exercised in cashless exercises, resulting in the issuance of 523,520 ordinary shares.

In May 2016, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to 5,000,000 of our ordinary shares. In May 2017, our board of directors reauthorized a share repurchase program pursuant to which we may repurchase up to 16,000,000 of our ordinary shares. As of December 31, 2017, we had repurchased 100,000 of our ordinary shares under this repurchase program, for total consideration of $1.0 million. The timing and amount of future repurchases, if any, will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, our cash resources, restrictions under the Credit Agreement and market conditions.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Cash and cash equivalents	$751,368	$509,055	$859,616
Cash provided by (used in):
Operating activities	280,208	369,456	194,166
Investing activities	(101,619)	(1,375,881)	(995,048)
Financing activities	58,408	657,074	1,442,481

Net Cash Provided by Operating Activities

During the years ended December 31, 2017, 2016 and 2015, net cash provided by operating activities was $280.2 million, $369.5 million and $194.2 million, respectively.

Net cash provided by operating activities during the year ended December 31, 2017 was primarily attributable to cash collections from net sales. Cash provided by operating activities was negatively impacted during the year ended December 31, 2017 by cash payments of $113.8 million for interest, $32.5 million outlay for the remaining fifty percent of the litigation settlement amount with Express Scripts, cash payments of $54.0 million for acquisition/divestiture-related costs, cash payments relating to term loan refinancing of $9.1 million, cash payments related to the discontinuation of the FA program of $7.2 million, cash payments relating to our drug substance harmonization program of $5.2 million and cash payments related to our restructuring and realignment activities of $4.7 million.

Net cash provided by operating activities during 2016 was primarily attributable to cash collections from net sales. Cash provided by operating activities was negatively impacted during the year ended December 31, 2016, by $32.5 million outlay for fifty percent of the litigation settlement amount with Express Scripts, cash payments of $48.9 million for acquisition-related expenses and $60.8 million for interest payments made on our 2015 Term Loan Facility, 2016 Incremental Loan Facility, 2023 Senior Notes and Exchangeable Senior Notes.

Net cash provided by operating activities during 2015 was primarily attributable to cash collections from net sales. Cash provided by operating activities was negatively impacted during the year ended December 31, 2015, due to cash payments of $68.2 million for acquisition-related expenses, including the payment in April 2015 of approximately $11.2 million of employee and director excise taxes due to the Vidara Merger. Cash payments during the year ended December 31, 2015 also included a $45.4 million early redemption premium related to the 2014 Term Loan Facility, $42.0 million of interest payments made on our 2014 Term Loan Facility, 2015 Term Loan Facility, 2023 Senior Notes and Exchangeable Senior Notes, and $10.0 million of cash payments related to induced debt conversions.

Net Cash Used in Investing Activities

During the years ended December 31, 2017, 2016 and 2015, net cash used in investing activities was $101.6 million, $1,375.9 million and $995.0 million, respectively.

Net cash used in investing activities during the year ended December 31, 2017 was primarily associated with $144.9 million of payments for the acquisition of River Vision, net of cash acquired, and associated transaction costs, and $22.3 million relating to the payment for certain rights for interferon gamma-1b. This was partially offset by $69.4 million of proceeds received from the Chiesi divestiture, net of cash divested.

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

Net Cash Provided by Financing Activities

During the years ended December 31, 2017, 2016 and 2015, net cash provided by financing activities was $58.4 million, $657.1 million and $1,442.5 million, respectively.

Net cash provided by financing activities during the year ended December 31, 2017 was primarily attributable to the net proceeds of $1,693.5 million from term loans, offset in part by repayment of term loans of $1,618.6 million. We refinanced our term loans during March 2017 and October 2017. The March 2017 refinancing loans replaced the $394.0 million 2015 term loan facility and the $375.0 million 2016 incremental loan facility and the October 2017 Refinancing Loans replaced the October 2017 Refinanced Loans. The March 2017 Credit Agreement resulted in an increase of $81.0 million of principal amount of our outstanding debt and the October 2017 Refinancing Loans did not result in any changes to the principal amount outstanding. Additionally, during the year ended December 31, 2017, we paid $20.0 million relating to milestones in connection with a contingent consideration liability assumed in our acquisition of Raptor.

Net cash provided by financing activities during 2016 was primarily related to $364.3 million of net proceeds received from borrowings under our 2016 Incremental Loan Facility and $291.9 million of net proceeds received from borrowings under our 2024 Senior Notes.

Net cash provided by financing activities during 2015 was primarily attributable to $387.2 million of net proceeds received from borrowings under the Exchangeable Senior Notes, $391.5 million net proceeds from the 2015 Term Loan Facility, $462.3 million net proceeds from the 2023 Senior Notes and $475.7 million of net proceeds from the issuance of 17,652,500 ordinary shares in our 2015 public offering, partially offset by the repayment of the 2014 Term Loan Facility and a partial repayment of the 2015 Term Loan Facility, which resulted in a financing outflow of $299.0 million.

Financial Condition as of December 31, 2017 compared to December 31, 2016

Accounts receivable, net. Accounts receivable, net, increased $61.7 million, from $305.7 million as of December 31, 2016 to $367.4 million as of December 31, 2017. The increase is due to growth in gross sales of our medicines.

Inventories, net. Inventories, net, decreased $113.1 million, from $174.8 million as of December 31, 2016 to $61.7 million as of December 31, 2017. The decrease was primarily due to $119.1 million of inventory step-up expense recorded during the year ended December 31, 2017, of which $78.3 million related to KRYSTEXXA and $40.8 million related to PROCYSBI and QUINSAIR. Additionally, during the year ended December 31, 2017, we recorded $3.2 million of inventory step-up expense to the gain on divestiture following the sale of inventory to Chiesi in connection with the Chiesi divestiture.

Developed technology, net. Developed technology, net, decreased $323.2 million, from $2,767.2 million as of December 31, 2016 to $2,443.9 million as of December 31, 2017. The decrease was primarily due to the amortization of developed technology of $276.0 million during the year ended December 31, 2017 and developed technology with a net book value of $47.2 million disposed of in the Chiesi divestiture.

Goodwill. Goodwill decreased $19.2 million from $445.6 million as of December 31, 2016 to $426.4 million as of December 31, 2017. The decrease was due to $16.3 million written off in connection with the Chiesi divestiture and $2.9 million in measurement period adjustments related to the Raptor acquisition, which were recorded during the year ended December 31, 2017.

Other assets. Other assets increased $33.7 million from $2.4 million as of December 31, 2016 to $36.1 million as of December 31, 2017. The increase was primarily due to a royalty reimbursement asset recorded in connection with the Chiesi divestiture during the year ended December 31, 2017, which represents the future estimated amount receivable from Chiesi in respect of PROCYSBI and QUINSAIR contingent royalty liabilities.

Accrued expenses. Accrued expenses decreased $45.0 million, from $182.8 million as of December 31, 2016 to $137.8 million as of December 31, 2017. This was primarily due to the payment of $32.5 million during the year ended December 31, 2017 pursuant to our settlement agreement with Express Scripts, a decrease of $10.1 million in payroll-related expenses and a decrease of $4.8 million in accrued interest.

Accrued trade discounts and rebates. Accrued trade discounts and rebates increased $204.2 million, from $297.6 million as of December 31, 2016 to $501.8 million as of December 31, 2017. This was primarily due to a $142.8 million increase in accrued wholesaler fees and commercial rebates, a $42.0 million increase in accrued co-pay and other patient assistance costs and a $19.4 million increase in accrued government rebates and chargebacks.

Long-term debt, net, net of current. Long-term debt, net, net of current increased $74.9 million from $1,501.7 million as of December 31, 2016 to $1,576.6 million as of December 31, 2017. The increase was primarily related to the $845.8 million aggregate principal amount of October 2017 Refinancing Loans which replaced the October 2017 Refinanced Loans. The October 2017 Refinanced Loans originally replaced the $394.0 million 2015 term loan facility and the $375.0 million 2016 incremental loan facility. The October 2017 Refinanced Loans and October 2017 Refinancing Loans resulted in an increase of $81.0 million of principal amount of our outstanding debt. This increase was offset in part by certain charges related to the refinancing loans and amortization of debt discount and deferred financing fees and a repayment of $4.2 million during the year ended December 31, 2017.

Deferred tax liabilities, net. Deferred tax liabilities, net, decreased $138.7 million, from $296.6 million as of December 31, 2016 to $157.9 million as of December 31, 2017. This was primarily due to a provisional $74.9 million net benefit recorded following the enactment of the Tax Act, which net benefit included a $134.2 million tax benefit from the revaluation of our U.S. net deferred tax liability based on the new U.S. federal tax rate of 21 percent, partially offset by the write-off of the $59.2 million deferred tax asset related to our U.S. interest expense carryforwards under Section 163(j) of the Code. We also recorded a decrease in net deferred tax liabilities resulting from the acquisition of deferred tax assets of $19.9 million in connection with the River Vision acquisition and a decrease during the year ended December 31, 2017 in net deferred tax liabilities primarily resulting from the tax effect of the amortization of intangible assets during the year of $61.6 million, partially offset by $34.5 million due to the use of losses during the year. Additionally, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU No. 2016-09, on a modified retrospective basis on January 1, 2017 and recorded a decrease of $7.2 million in net deferred tax liabilities and a corresponding decrease in accumulated deficit during the year ended December 31, 2017.

Contractual Obligations

As of December 31, 2017, minimum future cash payments due under contractual obligations, including, among others, our debt agreements, minimum purchase agreements and non-cancelable operating lease agreements, were as follows (in thousands):

						2023 &
	2018	2019	2020	2021	2022	Thereafter	Total
Debt agreements – principal (1)	10,625	8,500	8,500	8,500	406,375	1,578,250	2,020,750
Debt agreements - interest (1)	109,095	105,391	108,072	108,378	102,411	116,086	649,433
Purchase commitments (2)	45,098	14,523	10,336	7,116	10,635	27,044	114,752
Operating lease obligations (3)	7,356	6,659	5,951	5,350	4,092	11,994	41,402
Total contractual cash obligations	172,174	135,073	132,859	129,344	523,513	1,733,374	2,826,337

(1)	Represents the minimum contractual obligation due under the following debt agreements:
•

$845.8 million under the October 2017 Refinancing Loans, which includes estimated quarterly interest payments based on the applicable interest rate at December 31, 2017 of 4.75% and quarterly payments of 1.0% of the principal, and repayment of the remaining principal in March 2024.

•	$475.0 million 2023 Senior Notes, which includes bi-annual interest payments and repayment of the principal in May 2023.
•	$400.0 million Exchangeable Senior Notes, which includes bi-annual interest payments and repayment of the principal in March 2022.
•	$300.0 million 2024 Senior Notes, which includes bi-annual interest payments and repayment of the principal in November 2024.
(2)	These amounts reflect the following purchase commitments with our third-party manufacturers:
•	Purchase commitment for RAVICTI through 2022.
•	Purchase commitment for PROCYSBI and QUINSAIR through December 2020.
•

Minimum annual order quantities required to be placed with Boehringer Ingelheim for final packaged ACTIMMUNE through July 2024 and additional units we also committed to purchase which were intended to cover anticipated demand if the results of the FA program of ACTIMMUNE for the treatment of FA had been successful. As of December 31, 2017, the minimum binding purchase commitment to Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim Biopharmaceuticals, was $24.3 million (converted using a Dollar-to-Euro exchange rate of 1.2003) through July 2024.

•	A commitment to spend $3.4 million with Boehringer Ingelheim related to the harmonization of the manufacturing process for ACTIMMUNE drug substance.
•	Purchase commitment for BUPHENYL through 2020.
•	Minimum purchase commitment for KRYSTEXXA through 2026.
•	Minimum purchase commitment for RAYOS/LODOTRA tablets from Jagotec AG through December 2023 (the end of the minimum term), which is the firm commitment term under the contract.
•	Purchase commitment for final packaged PENNSAID 2% from Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) through February 2018.
•	Purchase commitment for final packaged DUEXIS tablets from Sanofi-Aventis U.S. through June 2018.
•	Minimum purchase commitment for VIMOVO tablets from Patheon Pharmaceuticals Inc. through March 2018.
•	Purchase commitments for process validation activities for teprotumumab through 2018.

(3)

These amounts reflect payments due under our operating leases, which are principally for our facilities. For further details regarding these properties, see Item 2 of Part I, Properties, of this Annual Report on Form 10-K.

As of December 31, 2017, our contingent liability for uncertain tax positions amounted to $23.4 million (excluding interest and penalties). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments, if any. Therefore, our contingent liability has been excluded from the above contractual obligations table. We do not expect a significant tax payment related to these obligations within the next year.

In addition to the obligations set out in the above table, we have assumed material obligations to make royalty and milestone payments to certain third parties on net sales of certain of our medicines. See Note 18 of the Notes to consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K, for details of these material obligations.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 18 in the Notes to our consolidated financial statements included in this report.

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

Revenue From Medicine Deliveries

Revenue from medicine deliveries comprises substantially all of our gross sales. We recognize revenue from the sale of our medicines when delivery has occurred, title has transferred, the selling price is fixed or determinable, the right of return no longer exists (which is the earlier of medicine being dispensed through patient prescriptions or the expiration of the right of return) or medicine returns can be reasonably estimated, collectability is reasonably assured and we have no further performance obligations. Due to our ability to reasonably estimate and determine allowances for co-pay and other patient assistance, medicine returns, rebates and discounts based on our own internal data for DUEXIS and RAYOS or data relating to prior sales of our acquired medicines which was received in connection with the acquisition of those medicines, we recognize revenue at the point of sale to wholesale pharmaceutical distributors and pharmacies for all currently distributed medicines.

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

As of December 31, 2017 and 2016, deferred revenues related to milestone and upfront payments received were $16.6 million and $11.1 million, respectively.

Following the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, we expect to reclassify approximately $11.0 million of deferred revenue directly to retained earnings in the first quarter of 2018.

Medicine Sales Discounts and Allowances

We record allowances for medicine returns, rebates and discounts at the time of sale to wholesale pharmaceutical distributors and pharmacies. We are also required to make significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.

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

Prompt Pay Discounts

As an incentive for prompt payment, we offer a two percent cash discount to customers. We expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a reduction of revenue.

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

Intangible Assets

Definite-lived intangible assets are amortized over their estimated useful lives. We review our intangible assets when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. We measure fair value based on the estimated future discounted cash flows associated with our assets in addition to other assumptions and projections that we deem to be reasonable and supportable. The estimated useful lives, from the date of acquisition, for all identified intangible assets that are subject to amortization are between five and thirteen years.

We determined that no impairment of the above intangible assets existed as of December 31, 2017.

Indefinite-lived intangible assets consist of capitalized IPR&D. IPR&D assets represent capitalized incomplete research projects that we acquired through business combinations. Such assets are initially measured at their acquisition date fair values and are tested for impairment, until completion or abandonment of research and development efforts associated with the projects. An IPR&D asset is considered abandoned when research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive value from the asset. At that point, the asset is considered to be impaired and is written off. Upon successful completion of each project, we will make a determination about the then remaining useful life of the intangible asset and begin amortization. We test our indefinite-lived intangibles, including IPR&D assets, for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Following an impairment charge recorded in the fourth quarter of 2016, we had no indefinite-lived intangible assets as of December 31, 2017 and 2016.

Business Combinations

We account for business combinations in accordance with the pronouncement guidance in ASC 805, in which acquired assets and liabilities are measured at their respective estimated fair values as of the acquisition date. We may be required, as in the case of intangible assets or contingent royalties, to determine the fair value associated with these amounts by estimating the fair value using an income approach under the discounted cash flow method, which may include revenue projections and other assumptions made by us to determine the fair value. We recorded goodwill of $9.9 million and $186.2 million in connection with our acquisitions of Crealta and Raptor, respectively. Additionally, as part of the Chiesi divestiture, we recorded a reduction to goodwill of $16.3 million.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability. We test goodwill for impairment annually during the fourth quarter and whenever indicators of impairment exist by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. If we conclude that goodwill is impaired, we will record an impairment charge in our consolidated statement of comprehensive (loss) income. Based upon our most recent annual impairment test performed in the fourth quarter of 2017, we concluded goodwill was not impaired.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the date of enactment for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, we reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that our accounting for certain income tax effects of the Tax Act is incomplete but we can determine a reasonable estimate, we record a provisional estimate in the consolidated financial statements. As of December 31, 2017, we have not completed our accounting for the effects of the Tax Act. However, we have made reasonable estimates of the effects on our income tax provision with respect to certain items, primarily the revaluation of our existing U.S. deferred tax balances and the write-off of our U.S. deferred tax assets resulting from interest expense carryforwards under Section 163(j)

of the Code. In other cases, we have not been able to make reasonable estimates and continue to account for those items based on our existing accounting under the provisions of the tax laws that were in effect prior to enactment. We recognized a net income tax benefit of $74.9 million for the year ended December 31, 2017, associated with the items we could reasonably estimate; refer to Note 22 of the Notes to consolidated financial statements. This benefit reflects the revaluation of our U.S. net deferred tax liability based on the new U.S. federal tax rate of 21 percent, partially offset by the write-off of the deferred tax asset related to our U.S. interest expense carryforwards. We are still analyzing the Tax Act and refining our calculations and the results of this analysis which could potentially impact the measurement of our income tax balances and income tax expense for the year ended December 31, 2017.

Share-Based Compensation

We account for employee share-based compensation by measuring and recognizing compensation expense for all share-based payments based on estimated grant date fair values. We use the straight-line method to allocate compensation cost to reporting periods over each awardee’s requisite service period, which is generally the vesting period. We adopted ASU No. 2016-09 on January 1, 2017 and we have elected to retain a forfeiture rate after adoption.

Accrued Contingent Royalties

Our accrued contingent royalties consist of the contingent royalty obligations assumed by us related to our acquisitions of rights to certain of our medicines. At the time of each acquisition, we assigned a fair value to the liability for royalties. The royalty liability was based on anticipated revenue streams utilizing the income approach under the discounted cash flow method. The estimated liability for royalties is increased or decreased over time to reflect the change in its present value, and accretion expense is recorded as part of cost of goods sold. We evaluate the adequacy of the estimated contingent royalty liability at least annually in the fourth quarter, or whenever events or changes in circumstances indicate that an evaluation of the estimate is necessary. As part of our evaluation, we adjust the carrying value of the liability to the present value of the revised estimated cash flows using the original discount rate.

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

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Credit Agreement and our investment in money market accounts which bear a variable interest rate. Loans under the Credit Agreement bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin of 3.25% per annum (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.25%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus 0.5% and (d) 2%. Our approximately $845.8 million of October 2017 Refinancing Loans are based on LIBOR. The one month LIBOR rate at the date of filing of this Annual Report on Form 10-K is 1.625%, and as a result, the interest rate on our borrowings is currently 4.875% per annum.

An increase in the LIBOR of 100 basis points above the LIBOR rate at the date of filing of this Annual Report on Form 10-K would increase our interest expense related to the Credit Agreement by $8.4 million per year.

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

Foreign Currency Risk. Our purchase cost of ACTIMMUNE and our sales contracts relating to LODOTRA are principally denominated in Euros and are subject to foreign currency risk. We have contracts relating to RAVICTI, QUINSAIR and PROCYSBI for sales in Canada which sales are subject to foreign currency risk. We also incur certain operating expenses in currencies other than the U.S. dollar in relation to our Irish operations and foreign subsidiaries. Therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro and the Canadian dollar.

Inflation Risk. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the consolidated financial statements are presented in this report.

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. As of December 31, 2017, and 2016, our top three customers accounted for approximately 79% and 78%, respectively, of our total outstanding accounts receivable balances.

Item 8. Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act), have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management, under the supervision of our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2017, we implemented a new payroll and human capital management system in the United States. In connection with the implementation, we changed certain processes and procedures which resulted in material changes to our internal controls over financial reporting. While we expect this new system implementation to strengthen our internal controls, management will continue to evaluate and monitor our internal controls as processes and procedures in the affected areas evolve.

There have been no other material changes to our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2018 Annual General Meeting of Shareholders, or our 2018 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements

The financial statements listed on the Index to Financial Statements F-1 to F-65 are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves for each of the three fiscal years ended December 31, 2017, 2016 and 2015 appearing on page F-66. Other financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

2.1

Transaction Agreement and Plan of Merger, dated March 18, 2014, by and among Horizon Pharma, Inc., Vidara Therapeutics Holdings LLC, Vidara Therapeutics International Ltd. (now known as Horizon Pharma Public Limited Company), Hamilton Holdings (USA), Inc. and Hamilton Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 20, 2014).†

2.2

First Amendment to Transaction Agreement and Plan of Merger, dated June 12, 2014, by and between Horizon Pharma, Inc. and Vidara Therapeutics Holdings LLC (incorporated by reference to Exhibit 99.1 to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014).

2.3

Agreement and Plan of Merger, dated March 29, 2015, by and among Horizon Pharma, Inc., Ghrian Acquisition Inc. and Hyperion Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to Horizon Pharma Public Limited Company’s Amendment No. 1 to Current Report on Form 8-K, filed on April 9, 2015).†

2.4*

Agreement and Plan of Merger, dated December 10, 2015, by and among Horizon Pharma USA, Inc., HZNP Limited, Criostail LLC, Crealta Holdings LLC and the other parties thereto (incorporated by reference to Exhibit 2.4 to Horizon Pharma Public Limited Company’s Amendment No. 1 to Annual Report on Form 10-K, filed on May 26, 2017).††

2.5

Agreement and Plan of Merger, dated September 12, 2016, by and among Horizon Pharma Public Limited Company, Misneach Corporation and Raptor Pharmaceutical Corp. (incorporated by reference to Exhibit 2.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on September 12, 2016).†

3.1

Memorandum and Articles of Association of Horizon Pharma Public Limited Company, as amended (incorporated by reference to Exhibit 3.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 4, 2017).

4.1

Indenture, dated March 13, 2015, by and among Horizon Pharma Public Limited Company, Horizon Pharma Investment Limited and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on March 13, 2015).

4.2	Form of 2.50% Exchangeable Senior Note due 2022 (incorporated by reference to Exhibit 4.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on March 13, 2015).

4.3

Indenture, dated April 29, 2015, by and between Horizon Pharma Financing Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on April 29, 2015).

4.4	Form of 6.625% Senior Note due 2023 (incorporated by reference to Exhibit 4.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on April 29, 2015).

4.5

First Supplemental Indenture, dated May 7, 2015, by and among Horizon Pharma Public Limited Company, certain subsidiaries of Horizon Pharma Public Limited Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 11, 2015).

4.6

Indenture, dated October 25, 2016, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on October 25, 2016).

4.7	Form of 8.75% Senior Note due 2024 (incorporated by reference to Exhibit 4.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on October 25, 2016).

10.1+

Form of Indemnification Agreement entered into by and between Horizon Pharma Public Limited Company and certain of its directors, officers and employees (incorporated by reference to Exhibit 10.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on September 19, 2014).

10.2+

Form of Indemnification Agreement entered into by and between Horizon Pharma, Inc. and certain directors, officers and employees of Horizon Pharma Public Limited Company (incorporated by reference to Exhibit 10.2 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on September 19, 2014).

10.3+

Horizon Pharma Public Limited Company Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.3 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 29, 2016).

10.4+**

Horizon Pharma, Inc. 2005 Stock Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended).

10.5+**

Horizon Pharma, Inc. 2011 Equity Incentive Plan, as amended, and Form of Option Agreement and Form of Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 99.1 to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on July 2, 2014).

10.6+

Horizon Pharma Public Limited Company 2014 Equity Incentive Plan, as amended, and Form of Option Agreement, Form of Stock Option Grant Notice, Forms of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Grant Notice thereunder.

10.7+

Horizon Pharma Public Limited Company 2014 Non-Employee Equity Plan, as amended, and Form of Option Agreement, Form of Stock Option Grant Notice, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Unit Grant Notice thereunder (incorporated by reference to Exhibit 99.3 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 4, 2016).

10.8+

Horizon Pharma Public Limited Company 2014 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 4, 2016).

10.9+

Form of Employee Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.15 to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended).

10.10+

Amended and Restated Executive Employment Agreement, dated July 27, 2010, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Timothy P. Walbert (incorporated by reference to Exhibit 10.22 to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended).

10.11+

Amended and Restated Executive Employment Agreement, dated July 27, 2010, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Jeffrey W. Sherman, M.D. FACP (incorporated by reference to Exhibit 10.24 to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended).

10.12*

Manufacturing and Supply Agreement, dated May 25, 2011, by and between Horizon Pharma USA, Inc. and Sanofi-Aventis U.S. LLC (incorporated by reference to Exhibit 10.35 to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended).

10.13*

Sales Contract, dated July 1, 2010, by and between Horizon Pharma USA, Inc. and BASF Corporation (incorporated by reference to Exhibit 10.29 to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended).

10.14*

Amendment to Manufacturing and Supply Agreement, effective as of September 25, 2013, by and between Horizon Pharma USA, Inc. and Sanofi-Aventis U.S. LLC (incorporated by reference to Exhibit 10.3 to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on November 8, 2013).

10.15+

First Amendment to Amended and Restated Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Timothy P. Walbert (incorporated by reference to Exhibit 99.1 to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on January 16, 2014).

10.16+

First Amendment to Amended and Restated Executive Employment Agreement, dated January 16, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Jeffrey W. Sherman, M.D., FACP (incorporated by reference to Exhibit 99.3 to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on January 16, 2014).

10.17+

Executive Employment Agreement, effective as of March 5, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Robert F. Carey (incorporated by reference to Exhibit 10.56 to Horizon Pharma, Inc.’s Annual Report on Form 10-K, filed on March 13, 2014).

10.18+

Executive Employment Agreement, effective as of June 23, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Paul W. Hoelscher (incorporated by reference to Exhibit 99.4 to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014).

10.19*

Supply Agreement, dated October 17, 2014, by and between Horizon Pharma Ireland Limited and Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (incorporated by reference to Exhibit 10.57 to Horizon Pharma Public Limited Company’s Amendment No. 2 to Annual Report on Form 10-K, filed on April 10, 2015).

10.20

Lease, dated November 4, 2014, by and among Horizon Pharma Public Limited Company, Horizon Pharma Services Limited and John Ronan and Castle Cove Property Developments Limited (incorporated by reference to Exhibit 10.58 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.21*

License Agreement for Interferon Gamma, dated May 5, 1998, by and between Genentech, Inc. and Connetics Corporation (incorporated by reference to Exhibit 10.62 to Horizon Pharma Public Limited Company’s Amendment No. 3 to Annual Report on Form 10-K, filed on May 26, 2017).

10.22

Amendment No. 1 to License Agreement for Interferon Gamma, dated December 28, 1998, by and between Genentech, Inc. and Connetics Corporation (incorporated by reference to Exhibit 10.63 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.23*

Amendment No. 2 to License Agreement for Interferon Gamma, dated January 15, 1999, by and between Genentech, Inc. and Connetics Corporation (incorporated by reference to Exhibit 10.64 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.24*

Amendment No. 3 to License Agreement for Interferon Gamma, dated April 27, 1999, by and between Genentech, Inc. and Connetics Corporation (incorporated by reference to Exhibit 10.65 to Horizon Pharma Public Limited Company’s Amendment No. 3 to Annual Report on Form 10-K, filed on May 26, 2017).

10.25

Consent to Assignment Agreement, dated June 23, 2000 (Amendment No. 4), by and among Genentech, Inc., Connetics Corporation and InterMune Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.66 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.26

Amendment No. 5 to License Agreement for Interferon Gamma, dated January 25, 2001, by and between Genentech, Inc. and InterMune Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.67 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.27*

Amendment No. 6 to License Agreement for Interferon Gamma, dated February 27, 2006, by and between Genentech, Inc. and InterMune, Inc. (incorporated by reference to Exhibit 10.68 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.28*

Amendment No. 7 to License Agreement for Interferon Gamma, dated December 17, 2013, by and between Genentech, Inc. and Vidara Therapeutics International Public Limited Company (incorporated by reference to Exhibit 10.69 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.29+

Executive Employment Agreement, effective as of September 18, 2014, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Barry Moze (incorporated by reference to Exhibit 10.74 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.30+	Horizon Pharma, Inc. Deferred Compensation Plan.

10.31+

Horizon Pharma Public Limited Company Equity Long Term Incentive Program (incorporated by reference to Exhibit 10.2 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).

10.32+

Executive Employment Agreement, dated May 7, 2015, by and among Horizon Pharma Inc., Horizon Pharma USA, Inc. and Brian Beeler (incorporated by reference to Exhibit 10.4 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).

10.33

Credit Agreement, dated May 7, 2015, by and among Horizon Pharma, Inc., as borrower, Horizon Pharma Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 11, 2015).

10.34*

License Agreement, dated April 16, 1999, by and among Saul Brusilow, M.D., Brusilow Enterprises, Inc. and Medicis Pharmaceutical Corporation (incorporated by reference to Exhibit 10.8 to Horizon Pharma Public Limited Company’s Amendment No. 2 to Quarterly Report on Form 10-Q, filed on May 26, 2017).

10.35*

Settlement Agreement and First Amendment to License Agreement, dated August 21, 2007, by and among Saul Brusilow, M.D., Brusilow Enterprises, Inc., Medicis Pharmaceutical Corporation and Ucyclyd Pharma, Inc. (incorporated by reference to Exhibit 10.22 to Hyperion Therapeutics, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed on May 24, 2012).

10.36+

Horizon Pharma Public Limited Company Share Clog Program Trust Deed, as amended, and Form of Clog Letter (incorporated by reference to Exhibit 10.6 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 8, 2016).

10.37+

Executive Employment Agreement, dated August 6, 2015, by and among Horizon Pharma Inc., Horizon Pharma USA, Inc. and George P. Hampton (incorporated by reference to Exhibit 10.2 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 6, 2015).

10.38*

License Agreement, dated August 12, 1998, by and among Mountain View Pharmaceuticals, Inc., Duke University and Crealta Pharmaceuticals LLC (as successor in interest to Bio-Technology General Corporation), as amended November 12, 2001, August 30, 2010, March 12, 2014 and July 16, 2015 (incorporated by reference to Exhibit 10.61 to Horizon Pharma Public Limited Company’s Amendment No. 1 to Annual Report on Form 10-K, filed on May 26, 2017).

10.39*

Commercial Supply Agreement, dated March 20, 2007, by and between Crealta Pharmaceuticals LLC (as successor in interest to Savient Pharmaceuticals, Inc.) and Bio-Technology General (Israel) Ltd., as amended September 24, 2007, January 24, 2009, July 1, 2010 and March 21, 2012 (incorporated by reference to Exhibit 10.62 to Horizon Pharma Public Limited Company’s Amendment No. 1 to Annual Report on Form 10‑K, filed on May 26, 2017).

10.40*

Supply Agreement, dated August 3, 2015, by and between NOF Corporation and Crealta Pharmaceuticals LLC (incorporated by reference to Exhibit 10.63 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 29, 2016).

10.41

Sublease, dated August 21, 2015, by and between Solo Cup Operating Corporation and Horizon Pharma USA, Inc. and Sublease Consent and Recognition Agreement, dated October 2, 2015, by and among Lake Forest Landmark II, LLC, Solo Cup Operating Corporation and Horizon Pharma USA, Inc. (incorporated by reference to Exhibit 10.64 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 29, 2016).

10.42*

Asset Purchase Agreement, dated March 22, 2012, by and between Hyperion Therapeutics, Inc. and Ucyclyd Pharma, Inc. (incorporated by reference to Exhibit 2.1 to Hyperion Therapeutics, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed on May 24, 2012).

10.43*

Amendment No. 1 to Supply Agreement, dated February 4, 2016, by and between Horizon Pharma Ireland Limited and Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (incorporated by reference to Exhibit 10.66 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 29, 2016).

10.44*

Commercial Supply Agreement, dated October 16, 2008, by and between Exelead, Inc. (formerly known as Sigma-Tau PharmaSource, Inc. (as successor in interest to Enzon Pharmaceuticals, Inc.)) and Crealta Pharmaceuticals LLC (as successor in interest to Savient Pharmaceuticals, Inc.), as amended October 5, 2009, October 22, 2009 and July 29, 2014 (incorporated by reference to Exhibit 10.68 to Horizon Pharma Public Limited Company’s Amendment No. 1 to Annual Report on Form 10-K, filed on May 26, 2017).

10.45*

Fifth Amendment to Commercial Supply Agreement, effective as of August 31, 2016, by and between Horizon Pharma Ireland Limited and Bio-Technology General (Israel) Ltd. (incorporated by reference to Exhibit 10.1 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2016).

10.46

Amendment No. 1, dated October 25, 2016, to Credit Agreement, dated May 7, 2015, by and among Horizon Pharma, Inc., as borrower, Horizon Pharma Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Pharma Public Limited Company’s Amendment No. 1 to Current Report on Form 8-K, filed on October 25, 2016).

10.47*

API Supply Agreement, dated November 3, 2010, by and among Cambrex Profarmaco Milano, Horizon Orphan LLC (as successor in interest to Raptor Therapeutics Inc.) and Horizon Pharma Europe B.V. (as successor in interest to Raptor Pharmaceuticals Europe B.V.), as amended April 9, 2013 (incorporated by reference to Exhibit 10.4 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2016).

10.48*

Manufacturing Services Agreement, dated November 15, 2010, by and among Patheon Pharmaceuticals Inc., Horizon Orphan LLC (as successor in interest to Raptor Therapeutics Inc.) and Horizon Pharma Europe B.V. (as successor in interest to Raptor Pharmaceuticals Europe B.V.), as amended April 5, 2012 and June 21, 2013 (incorporated by reference to Exhibit 10.5 to Horizon Pharma Public Limited Company’s Amendment No. 1 to Quarterly Report on Form 10-Q, filed on May 26, 2017).

10.49*

Amendment No. 1 to Sales Contract, effective as of January 1, 2016, by and between Horizon Pharma USA, Inc. and BASF Corporation (incorporated by reference to Exhibit 10.74 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2017).

10.50+

Horizon Pharma Public Limited Company Equity Long Term Incentive Program (incorporated by reference to Exhibit 99.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on January 11, 2018).

10.51+

Horizon Pharma Public Limited Company Cash Incentive Program (incorporated by reference to Exhibit 99.2 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on January 11, 2018).

10.52+

Horizon Pharma Public Limited Company Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 99.4 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on January 11, 2018).

10.53+	Executive Employment Agreement, effective as of January 4, 2018, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Shao-Lee Lin, M.D., Ph.D.

10.54+

Executive Employment Agreement, effective as of September 11, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Irina Konstantinovsky (incorporated by reference to Exhibit 10.2 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 6, 2017).

10.55+

Executive Employment Agreement, effective as of August 21, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Eric Mosbrooker (incorporated by reference to Exhibit 10.3 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 6, 2017).

10.56

Amendment No. 2, dated March 29, 2017, to Credit Agreement, dated May 7, 2015, by and among Horizon Pharma, Inc., as Borrower, Horizon Pharma USA, Inc., as an Additional Borrower, Horizon Pharma Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on March 30, 2017).

10.57

Amendment No. 3, dated October 23, 2017, to Credit Agreement, dated May 7, 2015, by and among Horizon Pharma, Inc., as Borrower, Horizon Pharma USA, Inc., as an Additional Borrower, Horizon Pharma Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on October 23, 2017).

10.58*

Global Supply Agreement, dated June 30, 2017, by and between Horizon Pharma Ireland Limited and Boehringer Ingelheim Biopharmaceuticals GmbH (incorporated by reference to Exhibit 10.3 to Horizon Pharma Public Limited Company’s Amendment No. 1 to Quarterly Report on Form 10-Q, filed on September 28, 2017).

10.59*

Amended and Restated License Agreement, dated May 31, 2017, by and between Horizon Orphan LLC and The Regents of the University of California (incorporated by reference to Exhibit 10.4 to Horizon Pharma Public Limited Company’s Amendment No. 1 to Quarterly Report on Form 10-Q, filed on September 28, 2017).

10.60+

Executive Employment Agreement, effective as of February 1, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Vikram Karnani (incorporated by reference to Exhibit 10.5 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.61+

Second Amendment to Amended and Restated Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Jeffrey W. Sherman, M.D. (incorporated by reference to Exhibit 10.6 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.62+

First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Paul W. Hoelscher (incorporated by reference to Exhibit 10.7 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.63+

First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Barry Moze (incorporated by reference to Exhibit 10.8 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.64+

First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Brian Beeler (incorporated by reference to Exhibit 10.9 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.65+

First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and George P. Hampton (incorporated by reference to Exhibit 10.11 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.66+

First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Robert F. Carey (incorporated by reference to Exhibit 10.12 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.67+

Second Amendment to Amended and Restated Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Timothy P. Walbert (incorporated by reference to Exhibit 10.13 to Horizon Pharma Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.68+	Executive Employment Agreement, effective as of February 16, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Michael DesJardin.

10.69+	First Amendment to Executive Employment Agreement, dated May 4, 2017, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Michael DesJardin.

10.70+	Consulting Agreement, effective as of February 1, 2018, by and between Horizon Pharma USA, Inc. and David Happel.

10.71***	Second Amendment to Supply Agreement, dated January 1, 2017, by and between Horizon Pharma Ireland Limited and Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.).

10.72***	Third Amendment to Supply Agreement, dated February 16, 2018, by and between Horizon Pharma Ireland Limited and Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.).

21.1	Subsidiaries of Horizon Pharma Public Limited Company.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

Item 16. Form 10-K Summary

None.

HORIZON PHARMA PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Horizon Pharma plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Horizon Pharma plc and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 28, 2018

We have served as the Company’s auditor since 2009.

HORIZON PHARMA PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of	As of
	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$751,368	$509,055
Restricted cash	6,529	7,095
Accounts receivable, net	367,351	305,725
Inventories, net	61,655	174,788
Prepaid expenses and other current assets	43,402	49,619
Total current assets	1,230,305	1,046,282
Property and equipment, net	20,405	23,484
Developed technology, net	2,443,949	2,767,184
Other intangible assets, net	5,441	6,251
Goodwill	426,441	445,579
Deferred tax assets, net	3,470	911
Other assets	36,081	2,368
Total assets	$4,166,092	$4,292,059
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt—current portion	$10,625	$7,750
Accounts payable	34,681	52,479
Accrued expenses	137,834	182,765
Accrued trade discounts and rebates	501,753	297,556
Accrued royalties—current portion	65,328	61,981
Deferred revenues—current portion	6,885	3,321
Total current liabilities	757,106	605,852
LONG-TERM LIABILITIES:
Exchangeable notes, net	314,384	298,002
Long-term debt, net, net of current	1,576,646	1,501,741
Accrued royalties, net of current	291,185	272,293
Deferred revenues, net of current	9,713	7,763
Deferred tax liabilities, net	157,945	296,568
Other long-term liabilities	68,015	46,061
Total long-term liabilities	2,417,888	2,422,428
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 300,000,000 shares authorized; 164,785,083 and 162,004,956 shares issued at December 31, 2017 and December 31, 2016, respectively, and 164,400,717 and 161,620,590 shares outstanding at December 31, 2017 and December 31, 2016, respectively	16	16
Treasury stock, 384,366 ordinary shares at December 31, 2017 and December 31, 2016	(4,585)	(4,585)
Additional paid-in capital	2,248,979	2,119,455
Accumulated other comprehensive loss	(983)	(3,086)
Accumulated deficit	(1,252,329)	(848,021)
Total shareholders’ equity	991,098	1,263,779
Total liabilities and shareholders' equity	$4,166,092	$4,292,059

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PHARMA PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2017	2016	2015
Net sales	$1,056,231	$981,120	$757,044
Cost of goods sold	546,275	393,272	219,502
Gross profit	509,956	587,848	537,542
OPERATING EXPENSES:
Research and development	224,962	60,707	41,865
Selling, general and administrative	677,363	608,308	440,305
Impairment of in-process research and development	—	66,000	—
Total operating expenses	902,325	735,015	482,170
Operating (loss) income	(392,369)	(147,167)	55,372
OTHER EXPENSE, NET:
Interest expense, net	(126,523)	(86,610)	(69,900)
Foreign exchange loss	(260)	(1,005)	(1,237)
Gain on divestiture	6,267	—	—
Loss on induced conversion of debt and debt extinguishment	(978)	—	(77,624)
Loss on sale of long-term investments	—	—	(29,032)
Other income (expense), net	588	6,697	(10,291)
Total other expense, net	(120,906)	(80,918)	(188,084)
Loss before benefit for income taxes	(513,275)	(228,085)	(132,712)
Benefit for income taxes	(102,749)	(61,251)	(172,244)
Net (loss) income	$(410,526)	$(166,834)	$39,532
Net (loss) income per ordinary share—basic	$(2.52)	$(1.04)	$0.27
Weighted average ordinary shares outstanding—basic	163,122,663	160,699,543	148,788,020
Net (loss) income per ordinary share —diluted	(2.52)	(1.04)	0.25
Weighted average ordinary shares outstanding—diluted	163,122,663	160,699,543	155,923,251
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	2,067	(302)	1,712
Pension remeasurements	36	(133)	—
Other comprehensive income (loss)	2,103	(435)	1,712
Comprehensive (loss) income	$(408,423)	$(167,269)	$41,244

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PHARMA PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2014	124,425,853	$13	384,366	$(4,585)	$1,269,858	$(4,363)	$(720,719)	$540,204
Issuance of ordinary shares	17,652,500	2	—	—	475,683	—	—	475,685
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	1,157,807	—	—	—	5,217	—	—	5,217
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(3,024)	—	—	(3,024)
Issuance of ordinary shares in conjunction with inducement of convertible notes (net of the reacquisition of the equity component of $243,984)	11,368,921	1	—	—	57,543	—	—	57,544
Issuance of ordinary shares in conjunction with ESPP purchases	591,277	—	—	—	4,452	—	—	4,452
Share-based compensation	—	—	—	—	83,553	—	—	83,553
Issuance of ordinary shares in conjunction with warrant exercises	4,872,709	—	—	—	18,124	—	—	18,124
Issuance of Exchangeable Senior Notes	—	—	—	—	119,080	—	—	119,080
Deferred tax on Exchangeable Senior Notes	—	—	—	—	(29,770)	—	—	(29,770)
Deferred tax on capped call transactions	—	—	—	—	836	—	—	836
Currency translation adjustment	—	—	—	—	—	1,712	—	1,712
Net income	—	—	—	—	—	—	39,532	39,532
Balances at December 31, 2015	160,069,067	$16	384,366	$(4,585)	$2,001,552	$(2,651)	$(681,187)	$1,313,145
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	1,245,637	—	—	—	3,875	—	—	3,875
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(5,539)	—	—	(5,539)
Issuance of ordinary shares in conjunction with ESPP purchases	513,659	—	—	—	6,540	—	—	6,540
Issuance of ordinary shares in conjunction with PSU vesting	13,584	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	113,019	—	—	113,019
Issuance of ordinary shares in conjunction with warrant exercises	163,009	—	—	—	8	—	—	8
Currency translation adjustment	—	—	—	—	—	(302)	—	(302)
Pension remeasurements	—	—	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	—	—	(166,834)	(166,834)
Balances at December 31, 2016	162,004,956	$16	384,366	$(4,585)	$2,119,455	$(3,086)	$(848,021)	$1,263,779
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	—	—	—	—	7,210	7,210
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	1,117,876	—	—	—	2,167	—	—	2,167
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(6,533)	—	—	(6,533)
Issuance of ordinary shares in conjunction with ESPP purchases	822,231	—	—	—	7,082	—	—	7,082
Issuance of ordinary shares in conjunction with PSU vesting	25,000	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	125,019	—	—	125,019
Issuance of ordinary shares in conjunction with warrant exercises	915,020	—	—	—	1,789	—	—	1,789
Shares repurchased	(100,000)	—	—	—	—	—	(992)	(992)
Currency translation adjustment	—	—	—	—	—	2,067	—	2,067
Pension remeasurements	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	(410,526)	(410,526)
Balances at December 31, 2017	164,785,083	$16	384,366	$(4,585)	$2,248,979	$(983)	$(1,252,329)	$991,098

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PHARMA PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(410,526)	$(166,834)	$39,532
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	283,415	221,837	138,343
Equity-settled share-based compensation	125,019	113,019	83,553
Royalty accretion	51,263	40,616	20,088
Royalty liability remeasurement	21,774	386	21,151
Acquired in-process research and development expense	159,171	—	—
Gain on divestiture	(2,934)	—	—
Deferred income taxes	(132,231)	(65,561)	(180,549)
Loss on induced conversions of debt and debt extinguishment	834	—	21,581
Payments related to term loan refinancing	(3,988)	—	(3,000)
Amortization of debt discount and deferred financing costs	21,619	18,546	18,810
Impairment of non-current asset	22,270	5,260	—
Impairment of in-process research and development	—	66,000	—
Loss on sale of long-term investments	—	—	29,032
Foreign exchange and other adjustments	(1,466)	420	1,495
Changes in operating assets and liabilities:
Accounts receivable	(61,828)	(67,496)	(124,766)
Inventories	108,371	67,633	12,216
Prepaid expenses and other current assets	5,110	(28,239)	1,014
Accounts payable	(16,521)	32,065	(8,362)
Accrued trade discounts and rebates	205,487	112,381	94,046
Accrued expenses and accrued royalties	(104,819)	13,854	20,169
Deferred revenues	4,468	1,114	1,693
Other non-current assets and liabilities	5,720	4,455	8,120
Net cash provided by operating activities	280,208	369,456	194,166
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(167,220)	(1,356,271)	(1,022,361)
Proceeds from divestiture, net of cash divested	69,371	—	—
Purchases of property and equipment	(4,334)	(15,731)	(7,156)
Change in restricted cash	564	(3,879)	(1,122)
Proceeds from liquidation of available-for-sale investments	—	—	64,623
Purchases of long-term investments	—	—	(71,813)
Proceeds from sale of long-term investments	—	—	42,781
Net cash used in investing activities	(101,619)	(1,375,881)	(995,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from term loans	1,693,512	364,297	391,506
Repayment of term loans	(1,618,617)	(4,000)	(299,000)
Payment of contingent consideration	(20,000)	—	—
Repurchase of ordinary shares	(992)	—	—
Proceeds from the issuance of ordinary shares in connection with warrant exercises	1,789	8	18,124
Proceeds from the issuance of ordinary shares through an employee stock purchase plan	7,082	6,540	4,452
Proceeds from the issuance of ordinary shares in connection with stock option exercises	2,167	3,875	5,217
Payment of employee withholding taxes relating to share-based awards	(6,533)	(5,539)	(3,024)
Net proceeds from issuance of ordinary shares	—	—	475,685
Net proceeds from issuance of 2024 Senior Notes	—	291,893	—
Net proceeds from issuance of Exchangeable Senior Notes	—	—	387,181
Net proceeds from issuance of 2023 Senior Notes	—	—	462,340
Net cash provided by financing activities	58,408	657,074	1,442,481
Effect of foreign exchange rate changes on cash and cash equivalents	5,316	(1,210)	(790)
Net increase (decrease) in cash and cash equivalents	242,313	(350,561)	640,809
Cash and cash equivalents, beginning of the year	509,055	859,616	218,807
Cash and cash equivalents, end of the year	$751,368	$509,055	$859,616

HORIZON PHARMA PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Cash paid for interest	$113,790	$60,817	$42,021
Cash paid for income taxes	2,548	22,339	1,880
Cash paid for debt extinguishment	145	—	45,367
Fees paid for debt commitments	—	—	9,000
Cash paid for induced conversions	—	—	10,005
Supplemental non-cash flow information:
Purchases of acquired in-process research and development included in accounts payable and accrued expenses	12,000	—	—
Purchases of property and equipment included in accounts payable and accrued expenses	—	700	4,940
Conversion of Convertible Senior Notes to ordinary shares	—	—	60,985

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PHARMA PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

NOTE 1 – BASIS OF PRESENTATION

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Horizon Pharma plc and its consolidated subsidiaries, including its predecessor, Horizon Pharma, Inc. (“HPI”).

During the years ended December 31, 2017, 2016 and 2015, the Company completed the following acquisitions and divestitures:

•

On June 30, 2017, the Company completed its acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International GmbH (“Boehringer Ingelheim International”) in all territories outside of the United States, Canada and Japan.

•

On June 23, 2017, the Company completed the sale of its European subsidiary that owned the marketing rights to PROCYSBI® (cysteamine bitartrate) delayed-release capsules and QUINSAIR™ (levofloxacin inhalation solution) in Europe, the Middle East and Africa (“EMEA”) regions (the “Chiesi divestiture”) to Chiesi Farmaceutici S.p.A. (“Chiesi”).

•

On May 8, 2017, the Company completed its acquisition of River Vision Development Corp. (“River Vision”), which added the late development-stage rare disease biologic medicine candidate teprotumumab to the Company’s research and development pipeline.

•	On October 25, 2016, the Company completed its acquisition of Raptor Pharmaceutical Corp. (“Raptor”), which added the rare disease medicines PROCYSBI and QUINSAIR to the Company’s medicine portfolio.
•

On January 13, 2016, the Company completed its acquisition of Crealta Holdings LLC (“Crealta”), which added the rare disease medicine KRYSTEXXA® and the primary care medicine MIGERGOT® to the Company’s medicine portfolio.

•	On May 7, 2015, the Company completed its acquisition of Hyperion Therapeutics, Inc. (“Hyperion”), which added the rare disease medicines RAVICTI® and BUPHENYL® to the Company’s medicine portfolio.

The consolidated financial statements presented herein include the results of operations of the acquired Hyperion, Crealta and Raptor businesses from the applicable dates of acquisition. See Note 4 for further details of business acquisitions and divestitures.

Overview

The Company is a biopharmaceutical company focused on researching, developing and commercializing innovative medicines that address unmet treatment needs for rare and rheumatic diseases. By fostering a growing pipeline of medicines in development and exploring all potential uses for currently marketed medicines, the Company strives to make a powerful difference for patients, their caregivers and physicians. The Company markets eleven medicines through its orphan, rheumatology and primary care business units. The Company’s marketed medicines are:

Orphan Business Unit
RAVICTI (glycerol phenylbutyrate) Oral Liquid
PROCYSBI (cysteamine bitartrate) delayed-release capsules
ACTIMMUNE® (interferon gamma-1b); marketed as IMUKIN® outside the United States, Canada and Japan
BUPHENYL (sodium phenylbutyrate) Tablets and Powder; marketed as AMMONAPS® in certain European countries and Japan
QUINSAIR (levofloxacin inhalation solution)
Rheumatology Business Unit
KRYSTEXXA (pegloticase)
RAYOS® (prednisone) delayed-release tablets; marketed as LODOTRA® outside the United States
Primary Care Business Unit
PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”)
DUEXIS® (ibuprofen/famotidine)
VIMOVO® (naproxen/esomeprazole magnesium)
MIGERGOT (ergotamine tartrate & caffeine suppositories)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

Certain reclassifications have been made to prior-period financial statements to conform to the 2017 presentation. Beginning in the first quarter of 2017, the Company modified its presentation of certain operating expenses. Previously, the Company presented “general and administrative” expenses as one line item in its consolidated statement of comprehensive income (loss), and “selling and marketing” expenses as another. For the year ended December 31, 2017 and prior-period comparisons, the Company now combines these two line items into one line item, titled “selling, general and administrative” expenses.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Segment Information

The Company has determined that it operates in one operating segment, which focuses on researching, developing and commercializing innovative medicines that address unmet treatment needs. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker (“CODM”). The Company’s CODM has been identified as its chief executive officer.

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

The U.S. dollar is the functional currency for the Company’s Ireland and U.S.-based businesses and the majority of its subsidiaries. The Company has foreign subsidiaries that have the Euro and the Canadian Dollar as their functional currency. Foreign currency-denominated assets and liabilities of these subsidiaries are translated into U.S. dollars based on exchange rates prevailing at the end of the period, revenues and expenses are translated at average exchange rates prevailing during the corresponding period, and shareholders’ equity accounts are translated at historical exchange rates as of the date of any equity transaction. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of accumulated other comprehensive (loss) income.

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

Revenue From Medicine Deliveries

Revenue from medicine deliveries comprises substantially all of the Company’s gross sales. The Company recognizes revenue from the sale of its medicines when delivery has occurred, title has transferred, the selling price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations. In addition, revenue is only recognized when the right of return no longer exists (which is the earlier of the medicine being dispensed through patient prescriptions or the expiration of the right of return) or when medicine returns can be reasonably estimated. Due to the Company’s ability to reasonably estimate and determine allowances for co-pay and other patient assistance, medicine returns, rebates and discounts based on its own internal data for DUEXIS and RAYOS or data relating to prior sales of its acquired medicines which was received in connection with the acquisition of those medicines, the Company recognizes revenue at the point of sale to wholesale pharmaceutical distributors and pharmacies for all currently distributed medicines.

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

Medicine Sales Discounts and Allowances

The Company records allowances for medicine returns, rebates and discounts at the time of sale to wholesale pharmaceutical distributors and pharmacies. The Company is required to make significant judgments and estimates in determining some of these allowances. If actual results differ from its estimates, the Company will be required to make adjustments to these allowances in the future. Medicine returns and discounts are included in “accounts receivable” on the consolidated balance sheet. Accrued rebates are included in “accrued trade discounts and rebates” on the consolidated balance sheet.

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

Distribution Service Fees

The Company includes distribution service fees paid to its wholesalers for distribution and inventory management services as a reduction to revenue. The Company accrues estimated distribution fees based on contractually determined amounts, typically as a percentage of revenue. Accrued distribution service fees are included in “accrued trade discounts and rebates” on the consolidated balance sheet.

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

Bad Debt Expense

The Company’s medicines are sold to wholesale pharmaceutical distributors and pharmacies. The Company monitors its accounts receivable balances to determine the impact, if any, of such factors as changes in customer concentration, credit risk and the realizability of its accounts receivable, and records a bad debt reserve when applicable.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work-in-process and finished goods. The Company has entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs. The Company reviews its inventory balance and purchase obligations to assess if it has obsolete or excess inventory and records a charge to “cost of goods sold” when applicable.

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

Inventories exclude medicine sample inventory, which is included in other current assets and is expensed as a component of “selling, general and administrative” expense when shipped to sales representatives.

Cost of Goods Sold

The Company recognizes cost of goods sold in connection with its sales of each of its distributed medicines. Cost of goods sold includes all costs directly related to the acquisition of the Company’s medicines from its third-party manufacturers, including freight charges and other direct expenses such as insurance and supply chain costs. Cost of goods sold also includes amortization of intellectual property as described in the intangible assets accounting policy below, inventory step-up expense, drug substance harmonization costs, share-based compensation, charges relating to discontinuation of clinical trials, royalty payments to third parties, royalty accretion expense, changes in estimates associated with the contingent royalty liability as described in the accrued contingent royalty accounting policy below and loss on inventory purchase commitments.

Pre-clinical Studies and Clinical Trial Accruals

The Company’s pre-clinical studies and clinical trials have historically been conducted by third-party contract research organizations and other vendors. Pre-clinical study and clinical trial expenses are based on the services received from these contract research organizations and vendors. Payments depend on factors such as the milestones accomplished, successful enrollment of certain numbers of patients and site initiation. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual accordingly.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, readily convertible to cash, that mature within three months or less from date of purchase to be cash equivalents. Cash and cash equivalents primarily consist of cash balances and money market funds. The Company generally invests excess cash in money market funds and other financial instruments with short-term durations, based upon operating requirements.

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

Business Combinations

The Company accounts for business combinations in accordance with the guidance in Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”) in which acquired assets and liabilities are measured at their respective estimated fair values as of the acquisition date. The Company may be required, as in the case of intangible assets, contingent royalties or derivatives, to determine the fair value associated with these amounts by estimating the fair value using an income approach under the discounted cash flow method, which may include revenue projections and other assumptions made by the Company to determine the fair value.

Provision for Income Taxes

The Company accounts for income taxes based upon an asset and liability approach. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted. The Company also accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. Deferred tax assets and deferred tax liabilities are netted by jurisdiction on the Company’s consolidated balance sheets.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the U.S. H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act (“the Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the date of enactment for companies to complete the accounting under ASC Topic 740, Income Taxes. In accordance with SAB 118, the Company reflects the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that the Company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, the Company records a provisional estimate in the consolidated financial statements. As of December 31, 2017, the Company has not completed its accounting for the effects of the Tax Act. However, the Company has made reasonable estimates of the effects on its income tax provision with respect to certain items, primarily the revaluation of its existing U.S. deferred tax balances and the write-off of its U.S. deferred tax assets resulting from interest expense carryforwards under Section 163(j) of the Internal Revenue Code. In other cases, the Company has not been able to make reasonable estimates and continues to account for those items based on its existing accounting under the provisions of the tax laws that were in effect prior to enactment of the Tax Act. As described in Note 22, the Company recognized a net income tax benefit of $74.9 million for the year ended December 31, 2017, associated with the items the Company could reasonably estimate. This benefit reflects the revaluation of its U.S. net deferred tax liability based on the new U.S. federal tax rate of 21 percent, partially offset by the write-off of the deferred tax asset related to its U.S. interest expense carryforwards. The Company is still analyzing the Tax Act and refining its calculations and the results of this analysis could potentially impact the measurement of its income tax balances and income tax expense for the year ended December 31, 2017.

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

Intangible Assets

Definite-lived intangible assets are amortized over their estimated useful lives. The Company reviews its intangible assets when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company measures fair value based on the estimated future discounted cash flows associated with these assets in addition to other assumptions and projections that the Company deems to be reasonable and supportable. The estimated useful lives, from the date of acquisition, for all identified intangible assets that are subject to amortization are between five and thirteen years.

The Company determined that no impairment of its definite-lived intangible assets existed as of December 31, 2017.

Indefinite-lived intangible assets consist of capitalized in-process research and development (“IPR&D”). IPR&D assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values and are tested for impairment, until completion or abandonment of research and development efforts associated with the projects. An IPR&D asset is considered abandoned when research and development efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive value from the asset. At that point, the asset is considered to be impaired and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangible assets, including IPR&D assets, for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Following an impairment charge recorded in the fourth quarter of 2016, the Company had no indefinite-lived intangible assets as of December 31, 2017 and 2016. See Note 8 for further details of the impairment charge.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability. The Company tests goodwill for impairment annually during the fourth quarter and whenever indicators of impairment exist by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. If the Company concludes that goodwill is impaired, it will record an impairment charge in its consolidated statement of comprehensive (loss) income. Based upon the Company’s most recent annual impairment test performed in the fourth quarter of 2017, the Company concluded goodwill was not impaired.

Research and Development Expenses

Research and development expenses include, but are not limited to, payroll and other personnel expenses, consultant expenses, expenses incurred under agreements with contract research organizations to conduct clinical trials, expenses incurred to manufacture clinical trial materials and acquired in-process research and development assets recorded to research and development expense. Research and development expenses were $225.0 million, $60.7 million and $41.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Advertising Expenses

We expense the costs of advertising as incurred. Advertising expenses were $19.2 million, $14.4 million and $6.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that may potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are invested primarily in money market funds and bank deposits in the United States, Bermuda, Ireland, Switzerland, Luxembourg, Germany, the United Kingdom and Canada that management believes are creditworthy. At times, deposits in these banks may exceed the amount of insurance provided on such deposits. To date, the Company has not experienced any losses on its investments of cash and cash equivalents.

The purchase cost of ACTIMMUNE under a contract with Boehringer Ingelheim RCV GmbH & Co. KG (“Boehringer Ingelheim”) as well as sales contracts relating to LODOTRA and QUINSAIR, and sales of RAVICTI and PROCYSBI outside the United States, are principally denominated in Euros or the Canadian dollar and are subject to foreign currency risk. The Company also incurs certain operating expenses in currencies other than the U.S. dollar in relation to its operations and foreign subsidiaries in Ireland, Switzerland, Germany and Canada. The Company does not currently utilize and has not in the past utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exchange rate risk.

Historically, the Company’s accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. As of December 31, 2017 and 2016, the Company’s top three customers accounted for approximately 79% and 78%, respectively, of the Company’s total outstanding accounts receivable balances.

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

Share-Based Compensation

The Company accounts for employee share-based compensation by measuring and recognizing compensation expense for all share-based payments based on estimated grant date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over each awardee’s requisite service period, which is generally the vesting period. The Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”) on January 1, 2017 and has elected to retain a forfeiture rate after adoption.

Accrued Contingent Royalties

The Company’s accrued contingent royalties consist of the contingent royalty obligations assumed by the Company related to the Company’s acquisitions of rights to certain of its medicines. At the time of each acquisition, the Company assigned an estimated fair value to its contingent liability for royalties. The estimated royalty liability is based on anticipated revenue streams utilizing the income approach under the discounted cash flow method. The estimated liability for royalties is increased or decreased over time to reflect the change in its present value and accretion expense is recorded as part of cost of goods sold. The Company evaluates the adequacy of the estimated contingent royalty liability at least annually in the fourth quarter, or whenever events or changes in circumstances indicate that an evaluation of the estimate is necessary. As part of its evaluation, the Company adjusts the carrying value of the liability to the present value of the revised estimated cash flows using the original discount rate. Any adjustment to the liability is recorded as an increase or reduction in cost of goods sold. The royalty liability is included in current and long-term accrued royalties on the consolidated balance sheets.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. The Company records accruals for loss contingencies to the extent that it concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. Legal fees and other expenses related to litigation are expensed as incurred and included in “selling, general and administrative” expenses.

Recent Accounting Pronouncements

From time to time, the Company adopts new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies.

Effective January 1, 2017, the Company elected to early adopt ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”). The amendments in ASU No. 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The impact of the adoption of ASU No. 2017-01 is further described in Note 4.

Effective January 1, 2017, the Company adopted ASU No. 2016-09. The update requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through earnings as a component of income tax expense. Previously, these differences were generally recorded in additional paid-in capital and thus had no impact on net income. The change in treatment of excess tax benefits and tax deficiencies also impacts the computation of diluted earnings per share, and the cash flows associated with those items are classified as operating activities on the consolidated statements of cash flows. Additionally, ASU No. 2016-09 permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as allowed under previous standards, or recognized when they occur. As a result of the adoption, $7.2 million of excess tax benefits that had not previously been recognized, as the related tax deduction had not reduced current taxes payable, were recorded on a modified retrospective basis through a cumulative effect adjustment to its accumulated deficit as of January 1, 2017. During the year ended December 31, 2017, the Company recognized an excess tax deficiency in earnings of $2.8 million. The Company elected not to change its policy on accounting for forfeitures and continues to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on the Company’s results of operations and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The new standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is required to be applied retrospectively to each prior reporting period presented or modified retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The new standard is effective for the Company as of January 1, 2018, and the Company expects to elect to utilize the modified retrospective method. The performance obligations identified by the Company under ASC Topic 606, Revenue From Contracts With Customers, are similar to the unit of account and performance obligation determination under ASC Topic 605, Revenue Recognition. Based on its review of current customer contracts, the Company’s assessment was that the implementation of this guidance did not have a material impact on its consolidated financial statements as the timing of revenue recognition for its primary revenue stream, product sales, is not expected to significantly change. Certain of the Company’s contracts for sales outside the United States include contingent amounts of variable consideration that the Company was precluded from recognizing because of the requirement for amounts to be “fixed or determinable”. As such, the Company assessed that the new standard required a cumulative-effect adjustment of certain deferred revenues that were originally expected to be recognized in the future. Upon adoption, the Company expects to reclassify approximately $11.0 million of deferred revenue directly to retained earnings.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU No. 2016-16”). ASU No. 2016-16 was issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. ASU No. 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and does not require new disclosures. ASU No. 2016-16 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The new standard is effective for the Company as of January 1, 2018, and the adoption of ASU No. 2016-16 is expected to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Upon adoption, the Company expects to reclassify approximately $9.0 million of deferred tax assets directly to retained earnings.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU No. 2017-09”). The amendment amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC Topic 718, Compensation- Stock Compensation. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The Company will account for future modification under this guidance.

In February 2017, the FASB issued ASU No. 2017-05, (“Subtopic 610-20”), Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASU No. 2017-05”) which provides clarification regarding the scope of the asset derecognition guidance and accounting for partial sales of nonfinancial assets. The update defines an in-substance nonfinancial asset and clarifies that an entity should identify each distinct nonfinancial asset or in-substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. All businesses and nonprofit activities within the scope of Subtopic 610-20 are excluded from the amendments in this update. This guidance will be effective for annual and interim periods beginning after December 15, 2017 and is required to be applied at the same time as ASU No. 2014-09 (described below) is applied. The guidance can be applied using one of two methods: retrospectively to each prior reporting period presented or modified retrospectively with the cumulative effect of initially applying the guidance recognized against retained earnings as of the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2017-05 to have a material impact on the Company’s consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), (“ASU No. 2018-02”), which permits a company to reclassify the income tax effects of the Tax Act on items within other comprehensive income (“OCI”) to retained earnings. ASU No. 2018-02 requires certain new disclosures, some of which are applicable for all companies and is effective for fiscal years beginning after December 15, 2018, and interim periods during those fiscal years. The guidance can be applied using one of two transition methods, retrospectively to each period or periods in which the income tax effects of the Tax Act related to items remaining in OCI are recognized, or at the beginning of the period of adoption. The Company is currently evaluating the impact of adoption of ASU No. 2018-02 on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”), which addresses diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company does not expect the adoption of ASU No. 2016-18 to have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”). The amendments in this ASU provide guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments in ASU No. 2016-15 are effective for reporting periods beginning after December 15, 2017. The Company does not expect the adoption of ASU No. 2016-15 to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”), to eliminate the second step of the goodwill impairment test. ASU No. 2017-04 requires an entity to measure a goodwill impairment loss as the amount by which the carrying value of a reporting unit exceeds its fair value. Additionally, an entity should include the income tax effects from any tax deductible goodwill on the carrying value of the reporting unit when measuring a goodwill impairment loss, if applicable. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU No. 2017-04 to have a material impact on the Company’s consolidated financial statements and related disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 3 – NET (LOSS) INCOME PER SHARE

The following table presents basic net (loss) income per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share data):

	For the Years Ended December 31,
	2017	2016	2015
Basic earnings per share calculation:
Net (loss) income	$(410,526)	$(166,834)	$39,532
Weighted average of ordinary shares outstanding	163,122,663	160,699,543	148,788,020
Basic net (loss) income per share	$(2.52)	$(1.04)	$0.27

The following table presents diluted net (loss) income per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share data):

	For the Years Ended December 31,
	2017	2016	2015
Diluted earnings per share calculation:
Net (loss) income	$(410,526)	$(166,834)	$39,532
Weighted average of ordinary shares outstanding	163,122,663	160,699,543	155,923,251
Diluted net (loss) income per share	$(2.52)	$(1.04)	$0.25

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

The outstanding securities listed in the table below were excluded from the computation of diluted (loss) income per ordinary share for the years ended December 31, 2017, 2016 and 2015 due to being anti-dilutive:

	For the Years Ended December 31,
	2017	2016	2015
Stock options	12,887,595	7,515,297	2,853,821
Restricted stock units	1,095,768	492,030	817,168
Performance stock units	2,742,301	5,247,987	1,074
Employee stock purchase plan	63,445	56,805	1,046,275
Warrants	388,841	1,123,737	2,416,894
	17,177,950	14,435,856	7,135,232

The potentially dilutive impact of the March 2015 private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) by Horizon Pharma Investment Limited (“Horizon Investment”), a wholly owned subsidiary of the Company, is determined using a method similar to the treasury stock method. Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash. Instead, the Company is required to increase the diluted net (loss) income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted net (loss) income per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s ordinary shares over the reporting period is in excess of the exchange price of the Exchangeable Senior Notes. There was no calculated spread added to the denominator for the years ended December 31, 2017, 2016 and 2015.

NOTE 4 –ACQUISITIONS, DIVESTITURES AND OTHER ARRANGEMENTS

Acquisitions

Acquisition of River Vision

On May 8, 2017, the Company acquired 100% of the equity interests in River Vision for upfront cash payments totaling approximately $150.3 million, including cash acquired of $6.3 million, with additional potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds. Pursuant to ASC 805 (as amended by ASU No. 2017-01), the Company accounted for the River Vision acquisition as the purchase of an in-process research and development (“IPR&D”) asset and, pursuant to ASC Topic 730, Research and Development, recorded the purchase price as research and development expense during the year ended December 31, 2017. Further, the Company recognized approximately $13.1 million of federal net operating losses, $2.8 million of state net operating losses and $5.8 million of federal tax credits. The acquired tax attributes were set up as deferred tax assets which were further netted within the net deferred tax liabilities of the U.S. group, offset by a deferred credit recorded in long-term liabilities.

Acquisition of Additional Rights to Interferon Gamma-1b

On June 30, 2017, the Company completed its acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International in all territories outside of the United States, Canada and Japan, as the Company previously held marketing rights to interferon gamma-1b in these territories. Boehringer Ingelheim International commercialized interferon gamma-1b as IMUKIN in an estimated thirty countries, primarily in Europe and the Middle East. In May 2016, the Company paid Boehringer Ingelheim International €5.0 million ($5.6 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1132) for such rights and upon closing in June 2017, the Company paid Boehringer Ingelheim International an additional €19.5 million ($22.3 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1406). The Company currently markets interferon gamma-1b as ACTIMMUNE in the United States. The €5.0 million upfront amount paid in May 2016 had initially been included in “other assets” in the Company’s consolidated balance sheet. Following the discontinuation of the Friedreich’s ataxia (“FA”) program in December 2016, the Company recorded an impairment charge of €5.0 million ($5.3 million when converted using a Euro-to-Dollar exchange rate at date of impairment of 1.052) to fully write off the asset in its consolidated statements of comprehensive loss during the year ended December 31, 2016 as projections for future net sales of IMUKIN in these territories did not exceed the related costs. Upon closing, during the year ended December 31, 2017, the Company accounted for the additional €19.5 million payment ($22.3 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1406) as the acquisition of an asset which was immediately impaired, and recorded the payment as a “selling, general and administrative” expense in its consolidated statement of comprehensive loss.

Acquisition of Raptor

On October 25, 2016, the Company completed its acquisition of Raptor in which the Company acquired all of the issued and outstanding shares of Raptor’s common stock for $9.00 per share. The acquisition added two medicines, PROCYSBI and QUINSAIR, to the Company’s medicine portfolio. Following completion of the acquisition, Raptor became a wholly owned subsidiary of the Company and converted to a limited liability company, changing its name to Horizon Pharmaceutical LLC. The Company financed the transaction through $300.0 million of aggregate principal amount of 8.75% Senior Notes due 2024 (the “2024 Senior Notes”), $375.0 million aggregate principal amount of loans pursuant to an amendment to the Company’s existing credit agreement, as described in Note 16, and cash on hand. The total consideration for the acquisition was approximately $860.8 million, including cash acquired of $24.9 million and $56.0 million paid to settle Raptor’s outstanding debt, and was composed of the following (in thousands):

Cash	$841,494
Net settlements on the exercise of stock options and restricted stock units	19,268
Total consideration	$860,762

During the year ended December 31, 2016, the Company incurred $15.7 million, in Raptor acquisition-related transaction costs including advisory, legal and other professional and consulting fees, which were recorded for as “selling, general and administrative” expenses in the consolidated statement of comprehensive loss.

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

During the year ended December 31, 2017, the Company recorded measurement period adjustments related to accrued expenses, accrued trade discounts and rebates and deferred tax liabilities as a result of new information regarding facts existing at the acquisition date, resulting in a net decrease to goodwill of $2.9 million.

The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed by the Company, along with the resulting goodwill before and after the measurement period adjustments (in thousands):

(Liabilities assumed) and assets acquired:	Preliminary	Adjustment	Final
Accounts payable and accrued expenses	$(28,345)	$(240)	$(28,585)
Accrued trade discounts and rebates	(6,377)	1,350	(5,027)
Deferred tax liabilities	(237,166)	1,743	(235,423)
Contingent and accrued royalties	(104,705)		(104,705)
Other non-current liability	(25,500)		(25,500)
Cash and cash equivalents	24,897		24,897
Restricted cash	1,350		1,350
Accounts receivable, net	17,767		17,767
Inventories	74,463		74,463
Prepaid expenses and other current assets	4,194		4,194
Property and equipment	3,373		3,373
Developed technology	946,000		946,000
Other non-current assets	1,765		1,765
Goodwill	189,046	(2,853)	186,193
Fair value of consideration paid	$860,762	$—	$860,762

Inventories acquired included raw materials, work-in-process and finished goods for PROCYSBI and QUINSAIR. Inventories were recorded at their estimated fair values. The fair value of finished goods was determined based on the estimated selling price, net of selling costs and a margin on the selling costs. The fair value of work-in-process was determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing costs. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $67.0 million was recorded in connection with the acquisition. During the year ended December 31, 2017, the Company recorded inventory step-up expense of $44.0 million, related to PROCYSBI and QUINSAIR, of which $3.2 million was recorded to “gain on divestiture” in the consolidated statement of comprehensive loss during the year ended December 31, 2017. During the year ended December 31, 2016, the Company recorded inventory step-up expense of $22.4 million related to PROCYSBI and QUINSAIR. As at December 31, 2017 inventory step-up relating to PROCYSBI has been fully expensed.

Other tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximated their acquisition date fair values.

Other non-current liability of $25.5 million represents the fair value of an assumed contingent liability arising from contingent payments associated with development, regulatory and commercial milestones following Raptor’s acquisition of QUINSAIR. During the year ended December 31, 2017, the Company paid $20.0 million relating to milestones in connection with this assumed contingent consideration liability.

Identifiable intangible assets and liabilities acquired include developed technology and contingent royalties. The estimated fair values of the developed technology and contingent royalties represent valuations performed with the assistance of an independent appraisal firm based on management’s estimates, forecasted financial information and reasonable and supportable assumptions.

Developed technology intangible assets reflect the estimated fair value of Raptor’s rights to PROCYSBI. The fair value of developed technology was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for Raptor’s medicines. Indications of value were developed by discounting these benefits to their acquisition-date worth at a discount rate of 12.5%. The fair value of the PROCYSBI developed technology was capitalized as of the Raptor acquisition date and is subsequently being amortized over approximately thirteen years and nine years for the U.S. rights and ex-U.S. rights, respectively, which are the periods in which over 90% of the estimated cash flows are expected to be realized. The Company assigned no fair value to QUINSAIR developed technology as projections of future net sales do not exceed the related costs. See Note 8 for details of developed technology sold in the Chiesi divestiture.

The Company assigned a fair value of $102.0 million to a contingent liability for royalties potentially payable under previously existing agreements related to PROCYSBI. The royalties for PROCYSBI are payable under the terms of an amended and restated license agreement with The Regents of the University of California, San Diego (“UCSD”). See Note 18 for details of the percentages of royalties payable under this agreement. The initial fair value of this liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rate used was the same as for the fair value of the developed technology.

Deferred tax assets and liabilities arise from acquisition accounting adjustments where book values of certain assets and liabilities differ from their tax bases. Deferred tax assets and liabilities are recorded at the currently enacted rates which will be in effect at the time when the temporary differences are expected to reverse in the country where the underlying assets and liabilities are located. Raptor’s developed technology as of the acquisition date was located primarily in the United States where a U.S. tax rate of 36.6% was used and a significant deferred tax liability was recorded. Goodwill represents the excess of the acquisition consideration over the estimated fair value of net assets acquired and was recorded in the consolidated balance sheet as of the acquisition date. The Company does not expect any portion of this goodwill to be deductible for tax purposes.

Acquisition of Crealta

On January 13, 2016, the Company completed its acquisition of all the membership interests of Crealta. The acquisition added two medicines, KRYSTEXXA and MIGERGOT, to the Company’s medicine portfolio. The total consideration for the acquisition was approximately $539.7 million, including cash acquired of $24.9 million and $70.9 million paid to settle Crealta’s outstanding debt, and was composed of the following (in thousands):

	Before	Adjustments	After
Cash	$536,181	$25	$536,206
Net settlements on the exercise of stock options and restricted units	3,526	—	3,526
Total consideration	$539,707	$25	$539,732

During the years ended December 31, 2016 and 2015, the Company incurred $3.5 million and $1.9 million, respectively, in Crealta acquisition-related transaction costs including investment advisory costs, legal and other professional and consulting fees, which were accounted for as “selling, general and administrative” expenses in the consolidated statements of comprehensive (loss) income.

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

During the year ended December 31, 2016, the Company recorded measurement period adjustments related to developed technology, inventory and deferred tax liabilities, which adjustments resulted in a net increase in goodwill of $8.1 million. The measurement period adjustments were the result of an adjustment for inventory that was subsequently discovered to have been damaged and defective as of the acquisition date, a net working capital true-up adjustment and the alignment of Crealta’s inventory and obsolescence reserve policy to the Company’s policy.

The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed by the Company along with the resulting goodwill before and after the measurement period adjustments (in thousands):

(Liabilities assumed) and assets acquired:	Preliminary	Adjustment	Final
Accounts payable and accrued expenses	$(4,543)	$—	$(4,543)
Accrued trade discounts and rebates	(1,424)	—	(1,424)
Deferred tax liabilities	(20,835)	694	(20,141)
Other non-current liabilities	(6,900)	—	(6,900)
Contingent royalty liabilities	(51,300)	—	(51,300)
Cash and cash equivalents	24,893	—	24,893
Accounts receivable	10,014	—	10,014
Inventories	169,054	(19,691)	149,363
Prepaid expenses and other current assets	1,382	—	1,382
Developed technology	417,300	10,900	428,200
Other non-current assets	275	—	275
Goodwill	1,791	8,122	9,913
Fair value of consideration paid	$539,707	$25	$539,732

Inventories acquired included raw materials, work-in-process and finished goods for KRYSTEXXA and MIGERGOT. Inventories were recorded at their preliminary estimated fair values. The fair value of finished goods was determined based on the estimated selling price, net of selling costs and a margin on the selling costs. The fair value of work-in-process was determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing costs. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $144.3 million was recorded in connection with the acquisition. During the year ended December 31, 2017, the Company recorded inventory step-up expense of $78.3 million related to KRYSTEXXA.

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

The Company has assigned a fair value of $51.3 million to a contingent liability for royalties potentially payable under previously existing agreements related to KRYSTEXXA and MIGERGOT. The royalties for KRYSTEXXA are payable under the terms of a license agreement with Duke University (“Duke”) and Mountain View Pharmaceuticals (“MVP”). See Note 18 for details of the percentages of royalties payable under such agreements. The initial fair value of this liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows of royalty payments resulting from future sales. The discount rate used was the same as for the fair value of the developed technology.

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

Divestiture of PROCYSBI and QUINSAIR rights in EMEA Regions

On June 23, 2017, the Company completed the Chiesi divestiture for an upfront payment of $72.5 million, which reflects $3.1 million of cash divested, with additional potential milestone payments based on sales thresholds.

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

The gain on divestiture was determined as follows (in thousands):

For the Year Ended December 31, 2017
Cash proceeds	$72,462
Add reimbursement of royalties	27,101
Less net assets sold:
Developed technology	(47,261)
Goodwill	(16,285)
Other	(24,482)
Transaction and other costs	(5,268)
Gain on divestiture	$6,267

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

Other Arrangements

Collaboration and option agreement

On November 8, 2016, the Company entered into a collaboration and option agreement with a privately held life-science entity. Under the terms of the agreement, the privately held life-science entity will conduct certain research and pre-clinical and clinical development activities. Upon execution of the agreement, the Company paid $0.1 million for the option to acquire certain assets of the privately held life-science entity for $25.0 million, which is exercisable on specified key dates. Under the collaboration and option agreement, the Company is required to pay up to $9.8 million upon the attainment of various milestones, primarily to fund clinical development costs for the medicine candidate. The initial upfront amount paid of $0.1 million has been included in “other assets” in the Company’s consolidated balance sheet as of December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016, $1.5 million and $1.1 million, respectively, was recorded as “research and development” expenses in the consolidated statement of comprehensive loss related to milestones. The Company has determined that the privately held life-science entity is a variable interest entity (“VIE”) as it does not have enough equity to finance its activities without additional financial support. As the Company does not have the power to direct the activities of the VIE that most significantly affect its economic performance, it is not the primary beneficiary of, and does not consolidate the financial results of the VIE. The Company will reassess the appropriate accounting treatment for this arrangement throughout the life of the agreement and modify these accounting conclusions accordingly.

Licensing agreement

On December 12, 2017, the Company entered into an agreement to license HZN-003 (formerly MEDI4945), a potential next-generation biologic for uncontrolled gout, from MedImmune LLC (“MedImmune”), the global biologics research and development arm of the AstraZeneca Group. HZN-003 is a pre-clinical, genetically engineered uricase derivative with optimized uricase and optimized PEGylation technology that has the potential to improve the response rate to the biologic as well as the potential for subcutaneous dosing. Under the terms of the agreement, the Company agreed to pay MedImmune an upfront cash payment of $12.0 million with additional potential future milestone payments of up to $153.5 million contingent on the satisfaction of certain development and sales thresholds. The $12.0 million upfront payment was accounted for as the acquisition of an asset and was recorded as “research and development” expenses in the consolidated statement of comprehensive loss during the year ended December 31, 2017 and included in “accrued expenses” as of December 31, 2017. The upfront payment was subsequently paid in January 2018.

Pro Forma Information (Unaudited)

The following table represents consolidated financial information for the Company on a pro forma basis. The pro forma adjustments assume that the Crealta and Raptor acquisitions occurred as of January 1, 2015 and the Hyperion acquisition occurred as of January 1, 2014.

The results of Raptor from October 25, 2016 to December 31, 2016 and the results of Crealta from January 13, 2016 to December 31, 2016 are included in the 2016 as reported figures and the results of Hyperion from May 7, 2015 to December 31, 2016 are included in the 2015 and 2016 as reported figures.

The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the Hyperion, Crealta and Raptor acquisitions, and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of definite-lived intangible assets, interest expense, debt discount and deferred financing costs associated with the debt in connection with the acquisitions.

Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (in thousands, except per share data):

	For the Year Ended December 31,
	2016			2015
	As reported	Pro forma adjustments	Pro forma	As reported	Pro forma adjustments	Pro forma
Net sales	$981,120	$109,298	$1,090,418	$757,044	$200,611	$957,655
Net (loss) income	(166,834)	(201,765)	(368,599)	39,532	(127,801)	(88,269)
Basic net (loss) income per share	$(1.04)	$(1.26)	$(2.30)	$0.27	$(0.86)	$(0.59)
Diluted net (loss) income per share	(1.04)	(1.26)	(2.30)	0.25	(0.86)	(0.59)

The Company’s consolidated statement of comprehensive loss for the year ended December 31, 2016 includes KRYSTEXXA and MIGERGOT net sales as a result of the acquisition of Crealta in January 2016 of $91.1 million and $4.7 million, respectively, and PROCYSBI and QUINSAIR net sales as a result of the acquisition of Raptor in October 2016 of $25.3 million and $1.0 million, respectively. The Company’s consolidated statement of comprehensive income for the year ended December 31, 2015 includes RAVICTI and BUPHENYL net sales as a result of the acquisition of Hyperion in May 2015 of $86.9 million and $13.5 million, respectively.

Hyperion, Crealta and Raptor have been integrated into the Company’s business and as a result of these integration efforts, the Company cannot distinguish between these operations and those of the Company’s legacy business.

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

The components of inventories as of December 31, 2017 and 2016 consisted of the following (in thousands):

	As of December 31,
	2017	2016
Raw materials	$4,553	$10,233
Work-in-process	27,589	85,022
Finished goods	29,513	79,533
Inventories, net	$61,655	$174,788

Finished goods at December 31, 2017 included $17.0 million of stepped-up KRYSTEXXA inventory. The Company recorded $78.3 million of KRYSTEXXA inventory step-up expense during the year ended December 31, 2017. Finished goods at December 31, 2016 included $27.7 million of stepped-up KRYSTEXXA inventory. Work-in-process at December 31, 2016 included $67.6 million of stepped-up KRYSTEXXA inventory.

The Company expects that the KRYSTEXXA inventory step-up will be fully expensed by the end of the first quarter of 2018. Following that period, the Company expects the costs of goods sold related to KRYSTEXXA to decrease significantly to levels consistent with the historical cost of goods sold of Crealta.

During the year ended December 31, 2017, the Company recorded $40.8 million of PROCYSBI and QUINSAIR inventory step-up expense. In addition, during the year ended December 31, 2017, the Company recorded $3.2 million of inventory step-up expense to “gain on divestiture” relating to PROCYSBI and QUINSAIR in connection with the Chiesi divestiture in June 2017. Finished goods at December 31, 2016 included $38.1 million of stepped-up PROCYSBI and QUINSAIR inventory. Work-in-process at December 31, 2016 included $5.9 million of stepped-up PROCYSBI and QUINSAIR inventory.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on the Company’s gross profit, gross margin percentage and net income (loss) for all affected periods, the Company discloses balance sheet and income statement amounts related to inventory step-up.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2017 and 2016 consisted of the following (in thousands):

	As of December 31,
	2017	2016
Medicine samples inventory	$11,415	$10,192
Rabbi trust assets	6,490	3,073
Other prepaid expenses and other current assets	25,497	36,354
Prepaid expenses and other current assets	$43,402	$49,619

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2017 and 2016 consisted of the following (in thousands):

	As of December 31,
	2017	2016
Software	$14,956	$10,876
Leasehold improvements	9,415	9,184
Machinery and equipment	4,819	4,566
Computer equipment	2,235	3,069
Other	2,508	2,664
	33,933	30,359
Less accumulated depreciation	(13,672)	(8,319)
Construction in process	144	1,444
Property and equipment, net	$20,405	$23,484

The Company capitalizes development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $6.6 million, $5.0 million and $5.4 million, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of December 31, 2017 was as follows (in thousands):

Balance at December 31, 2015	$253,811
Goodwill recognized on acquisition of Crealta	9,913
Goodwill recognized on acquisition of Raptor	189,046
Adjustment relating to the acquisition of Hyperion in the prior year	(7,191)
Balance at December 31, 2016	445,579
Goodwill derecognized on Chiesi divestiture	(16,285)
Adjustment relating to the acquisition of Raptor in the prior year	(2,853)
Balance at December 31, 2017	$426,441

During the year ended December 31, 2017, in connection with the Chiesi divestiture, the Company recorded a reduction to goodwill of $16.3 million.

During the year ended December 31, 2016, the Company recognized goodwill with a preliminary value of $189.1 million in connection with the Raptor acquisition, which represented the excess of the purchase price over the fair value of the net assets acquired. During the year ended December 31, 2017, the Company recorded measurement period adjustments related to deferred tax liabilities, accrued trade discounts and rebates and accrued expenses, which resulted in a net decrease in goodwill of $2.9 million, to $186.2 million.

During the year ended December 31, 2016, the Company recognized goodwill with a value of $9.9 million in connection with the Crealta acquisition, which represented the excess of the purchase price over the fair value of the net assets acquired.

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

As of December 31, 2017, there were no accumulated goodwill impairment losses. See Note 4 for further details of goodwill acquired and disposed of in business acquisitions and divestitures.

Intangible Assets

As of December 31, 2017, the Company’s intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, MIGERGOT, PENNSAID 2%, PROCYSBI, RAVICTI, RAYOS and VIMOVO in the United States, and AMMONAPS, BUPHENYL, LODOTRA and PROCYSBI outside the United States, as well as customer relationships for ACTIMMUNE.

During the year ended December 31, 2017, in connection with the Chiesi divestiture, the Company recorded a reduction in the net book value of developed technology related to PROCYSBI of $47.3 million.

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

See Note 4 for further details of intangible assets acquired and disposed of in business acquisitions and divestitures.

Prior to the fourth quarter of 2016, the Company had IPR&D of $66.0 million related to one research and development project to evaluate ACTIMMUNE in the treatment of FA. During December 2016, the Company discontinued this project and recorded an impairment charge of $66.0 million to “impairment of in-process research and development” in its consolidated statements of comprehensive loss during the year ended December 31, 2016, to fully write off the value of the asset on its consolidated balance sheet.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value. The Company does not believe there have been any circumstances or events that would indicate that the carrying value of any of its intangible assets, except for IPR&D as described above, was impaired at December 31, 2017 or 2016.

As of December 31, 2017 and 2016, amortizable intangible assets consisted of the following (in thousands):

	As of December 31,
	2017			2016
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$3,115,695	$(671,746)	$2,443,949	$3,166,695	$(399,511)	$2,767,184
Customer relationships	8,100	(2,659)	5,441	8,100	(1,849)	6,251
Amortizable intangible assets	$3,123,795	$(674,405)	$2,449,390	$3,174,795	$(401,360)	$2,773,435

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $276.8 million, $216.9 million and $132.9 million, respectively. As of December 31, 2017, estimated future amortization expense was as follows (in thousands):

2018	$274,084
2019	261,092
2020	261,068
2021	253,373
2022	251,551
Thereafter	1,148,222
Total	$2,449,390

NOTE 9 - OTHER ASSETS

Included in other assets at December 31, 2017, is $24.6 million which represents the long-term portion of the estimated amounts that are expected to be reimbursed from Chiesi for PROCYSBI and QUINSAIR royalties.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses as of December 31, 2017 and 2016 consisted of the following (in thousands):

	As of December 31,
	2017	2016
Payroll-related expenses	$56,338	$66,417
Consulting and professional services	27,542	33,614
Accrued interest	14,127	18,938
Accrued upfront payment related to license agreement	12,000	—
Litigation settlement	—	32,500
Accrued other	27,827	31,296
Accrued expenses	$137,834	$182,765

Accrued litigation settlement at December 31, 2016 included $32.5 million in relation to a litigation settlement with Express Scripts, Inc., which was paid in two equal installments in January 2017 and April 2017.

During the year ended December 31, 2017, the Company entered into an agreement to license HZN-003 from MedImmune. Under the terms of the agreement, the Company agreed to pay MedImmune an upfront cash payment of $12.0 million, which was recorded as “research and development” expenses in the consolidated statement of comprehensive loss during the year ended December 31, 2017 and was included in “accrued expenses” as of December 31, 2017.

Accrued other as of December 31, 2017 and 2016 included $2.1 million and $9.5 million, respectively, related to a loss on inventory purchase commitments. During the year ended December 31, 2016, the Company committed to purchase additional units of ACTIMMUNE from Boehringer Ingelheim RCV GmbH & Co KG (“Boehringer Ingelheim”). These additional units of ACTIMMUNE were intended to cover anticipated demand if the Phase 3 trial, Safety, Tolerability and Efficacy of ACTIMMUNE Dose Escalation in Friedreich’s Ataxia study (the “FA program”) had been successful. Following the discontinuation of the FA program during the year ended December 31, 2016, the Company recorded a loss of $14.3 million in “cost of goods sold” in the consolidated statement of comprehensive loss for firm, non-cancellable and unconditional purchase commitments for quantities in excess of the Company’s current forecasts for future demand. During the year ended December 31, 2017, the Company renegotiated its purchase commitments with Boehringer Ingelheim and reassessed its excess commitments based on updated forecasts for future demand and recorded additional expense of $1.7 million to “cost of goods sold”. “Other long-term liabilities” as of December 31, 2017 and 2016 included $7.8 million and $4.8 million, respectively, related to this loss on inventory purchase commitments. During the year ended December 31, 2016, the Company recorded $4.0 million related to costs to be incurred to discontinue the clinical trial. Accrued other as of December 31, 2016 included $4.0 million related to these costs. During the year ended December 31, 2017, the Company recorded a reduction of $1.5 million to “research and development” expenses reflecting lower costs to discontinue the clinical trial than previously estimated.

NOTE 11 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of December 31, 2017 and 2016 consisted of the following (in thousands):

	As of December 31,
	2017	2016
Accrued wholesaler fees and commercial rebates	$190,215	$47,460
Accrued co-pay and other patient assistance	230,533	188,504
Accrued government rebates and chargebacks	81,005	61,592
Accrued trade discounts and rebates	$501,753	$297,556
Invoiced wholesaler fees and commercial rebates, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	15,042	16,830
Total customer-related accruals and allowances	$516,795	$314,386

The following table summarizes changes in the Company’s customer-related accruals and allowances during the years ended December 31, 2017 and 2016 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2015	$21,112	$114,201	$48,456	$183,769
Current provisions relating to sales during the year ended December 31, 2016	133,012	1,701,287	278,877	2,113,176
Adjustments relating to prior-year sales	671	—	(6,875)	(6,204)
Payments relating to sales during the year ended December 31, 2016	(87,147)	(1,496,240)	(224,343)	(1,807,730)
Payments relating to prior-year sales	(20,644)	(114,201)	(41,581)	(176,426)
Crealta acquisition on January 13, 2016	492	—	932	1,424
Raptor acquisition on October 25, 2016	155	96	6,126	6,377
Balance at December 31, 2016	$47,651	$205,143	$61,592	$314,386
Measurement period adjustment	—	—	(1,350)	(1,350)
Current provisions relating to sales during the year ended December 31, 2017	635,919	1,907,669	331,559	2,875,147
Adjustments relating to prior-year sales	5,580	(59)	(4,905)	616
Payments relating to sales during the year ended December 31, 2017	(445,621)	(1,675,344)	(237,574)	(2,358,539)
Payments relating to prior-year sales	(53,044)	(205,084)	(55,337)	(313,465)
Balance at December 31, 2017	$190,485	$232,325	$93,985	$516,795

NOTE 12 – ACCRUED ROYALTIES

Changes to the liability for royalties for medicines acquired through business combinations during the years ended December 31, 2017 and 2016 consisted of the following (in thousands):

Balance as of December 31, 2015	$175,219
Accrued royalties - current portion as of December 31, 2015	51,700
Accrued royalties, net of current as of December 31, 2015	123,519
Assumed KRYSTEXXA and MIGERGOT contingent royalty liabilities	51,300
Assumed KRYSTEXXA and MIGERGOT accrued royalties	1,401
Assumed PROCYSBI contingent royalty liabilities	102,000
Assumed PROCYSBI and QUINSAIR accrued royalties	2,705
Remeasurement of royalty liabilities	386
Royalty payments	(39,448)
Accretion expense	40,616
Other royalty expense	95
Balance as of December 31, 2016	334,274
Accrued royalties - current portion as of December 31, 2016	61,981
Accrued royalties, net of current as of December 31, 2016	272,293
Reclassification to other long-term liabilities	(5,233)
Remeasurement of royalty liabilities	21,774
Royalty payments	(45,739)
Accretion expense	51,127
Other royalty expense	310
Balance as of December 31, 2017	356,513
Accrued royalties - current portion as of December 31, 2017	65,328
Accrued royalties, net of current as of December 31, 2017	$291,185

The reclassification to other long-term liabilities in the table above relates to the reclassification of a contingent royalty liability for PROCYSBI to other long-term liabilities as a result of the Chiesi divestiture.

During the year ended December 31, 2017, based on higher sales of certain of the Company’s medicines versus its previous expectations and estimates for future sales of these medicines, the Company recorded total charges of $64.7 million and $0.6 million to “cost of goods sold” and “selling, general and administrative” expenses, respectively, (primarily composed of $40.5 million and $24.2 million related to KRYSTEXXA and RAVICTI, respectively). The Company also recorded a reduction of $43.5 million to cost of goods sold related to certain of its other medicines as a result of updated estimates of future sales of these medicines (primarily composed of $23.2 million, $11.7 million and $7.0 million related to PROCYSBI, VIMOVO and ACTIMMUNE, respectively).

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

There were no gains or losses on long-term investments during the years ended December 31, 2017 or 2016.

NOTE 14 – SEGMENT AND OTHER INFORMATION

The Company has determined that it operates in one operating segment, which focuses on researching, developing and commercializing innovative medicines that address unmet treatment needs. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the CODM. The Company’s CODM has been identified as its chief executive officer.

The following table presents a summary of total net sales by medicine (in thousands):

	Year Ended December 31,
	2017	2016	2015
RAVICTI	$193,918	$151,532	$86,875
PENNSAID 2%	191,050	304,433	147,010
KRYSTEXXA	156,483	91,102	—
PROCYSBI	137,740	25,268	—
DUEXIS	121,161	173,728	190,357
ACTIMMUNE	110,993	104,624	107,444
VIMOVO	57,666	121,315	166,672
RAYOS	52,125	47,356	40,329
BUPHENYL	20,792	16,879	13,458
MIGERGOT	5,468	4,651	—
LODOTRA	5,393	4,193	4,899
QUINSAIR	3,442	1,039	—
Litigation settlement	—	(65,000)	—
Total net sales	$1,056,231	$981,120	$757,044

The following table presents a summary of total net sales by geography (in thousands, except for percentages):

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$1,026,527	97%	$964,041	98%	$744,036	98%
Rest of world	29,704	3%	17,079	2%	13,008	2%
Total net sales	$1,056,231		$981,120		$757,044

The following table presents the amount and percentage of gross sales from customers that represented more than 10% of the Company’s gross sales included in its single operating segment, and all other customers as a group (in thousands, except percentages):

	Year ended December 31,
	2017		2016		2015
	Amount	% of Gross Sales	Amount	% of Gross Sales	Amount	% of Gross Sales
Customer A	$1,205,268	30%	$1,413,774	44%	$607,771	30%
Customer B	1,165,591	29%	667,031	21%	166,661	8%
Customer C	567,583	14%	355,920	11%	207,009	10%
Other Customers	1,119,397	27%	797,463	24%	1,075,853	52%
Gross Sales	$4,057,839	100%	$3,234,188	100%	$2,057,294	100%

The following table presents total tangible long-lived assets by location (in thousands):

	As of December 31,
	2017	2016
United States	$17,089	$19,542
Other	3,316	3,942
Total long-lived assets (1)	$20,405	$23,484

(1)	Long-lived assets consist of property and equipment.

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

As of December 31, 2017, the Company’s restricted cash included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

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

The Company transfers its financial assets and liabilities between fair value hierarchies at the end of each reporting period. There were no transfers between the different levels of the fair value hierarchy in 2017 or in 2016.

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the Company’s financial assets and liabilities at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$3,000	$—	$3,000
Money market funds	687,000	—	—	687,000
Other current assets	6,490	—	—	6,490
Total assets at fair value	$693,490	$3,000	$—	$696,490
Liabilities:
Other long-term liabilities	(6,490)	—	—	(6,490)
Total liabilities at fair value	$(6,490)	$—	$—	$(6,490)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$3,000	$—	$3,000
Money market funds	170,000	—	—	170,000
Other current assets	3,038	—	—	3,038
Total assets at fair value	$173,038	$3,000	$—	$176,038
Liabilities:
Other long-term liabilities	(3,038)	—	—	(3,038)
Total liabilities at fair value	$(3,038)	$—	$—	$(3,038)

NOTE 16 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2017 and 2016 consisted of the following (in thousands):

	As of December 31,
	2017	2016
2017 Term Loan Facility	$845,750	$—
2015 Term Loan Facility	—	394,000
2016 Incremental Loan Facility	—	375,000
2023 Senior Notes	475,000	475,000
2024 Senior Notes	300,000	300,000
Exchangeable Senior Notes	400,000	400,000
Total face value	2,020,750	1,944,000
Debt discount	(108,054)	(126,352)
Deferred financing fees	(11,041)	(10,155)
Total long-term debt	1,901,655	1,807,493
Less: current maturities	10,625	7,750
Long-term debt, net of current maturities	$1,891,030	$1,799,743

Scheduled maturities with respect to the Company’s long-term debt are as follows (in thousands):

2018	$10,625
2019	8,500
2020	8,500
2021	8,500
2022	406,375
Thereafter	1,578,250
Total	$2,020,750

2017 Term Loan Facilities

On October 23, 2017, HPI and Horizon Pharma USA, Inc. (“HPUSA” and, together with HPI, in such capacity, the “Borrowers”), wholly owned subsidiaries of the Company, borrowed approximately $845.8 million aggregate principal amount of loans (the “October 2017 Refinancing Loans”) pursuant to an amendment (the “October 2017 Refinancing Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrowers, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016 (the “2016 Credit Agreement”), and Amendment No. 2, dated March 29, 2017 (the “March 2017 Credit Agreement”) (the “2017 Term Loan Facility”). As used herein, all references to the “Credit Agreement” are references to the March 2017 Credit Agreement, as amended by the October 2017 Refinancing Amendment.

The October 2017 Refinancing Loans were incurred as a separate new class of term loans under the Credit Agreement with substantially the same terms as the previously outstanding senior secured term loans incurred on March 29, 2017 under the March 2017 Credit Agreement (the “October 2017 Refinanced Loans”) to effectuate a repricing of the October 2017 Refinanced Loans. The Borrowers used the proceeds of the October 2017 Refinancing Loans to repay the October 2017 Refinanced Loans, which totaled approximately $845.8 million. The October 2017 Refinancing Loans bear interest, at the Borrowers’ option, at a rate equal to either the London Inter-Bank Offer Rate (“LIBOR”), plus an applicable margin of 3.25% per year (subject to a LIBOR floor of 1.00%), or the adjusted base rate plus 2.25%. The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1.00%, (b) prime rate, (c) fed funds plus 0.5%, and (d) 2.00%. The Credit Agreement provides for (i) the October 2017 Refinancing Loans, (ii) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The Credit Agreement allows for the Company and certain of its subsidiaries to become borrowers under incremental or refinancing facilities.

The Company elected to exercise its reinvestment rights under the mandatory prepayment provisions of the March 2017 Credit Agreement with respect to the net proceeds from the Chiesi divestiture. To the extent the Company does not apply such net proceeds to permitted acquisitions (including the acquisition of rights to products and products lines) and/or the acquisition of capital assets within 365 days of the receipt thereof (or commit to so apply and then apply within 180 days after the end of such 365-day period), the Borrowers under the March 2017 Credit Agreement would be required to make a mandatory prepayment under the March 2017 Credit Agreement in an amount equal to the unapplied net proceeds. Until such time, the net proceeds are not legally restricted for use. As of December 31, 2017, the Company had applied a portion of such net proceeds to the acquisition of additional rights to interferon gamma-1b and to the agreement to license HZN-003. See Note 4 for further details of this acquisition and license agreement.

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

Borrowers under the Credit Agreement are permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium, except that with respect to the October 2017 Refinancing Loans, a 1.00% premium will apply to a repayment of the October 2017 Refinancing Loans in connection with a repricing of, or any amendment to the Credit Agreement in a repricing of, such loans effected on or prior to the date that is six months following October 23, 2017. The Borrowers are required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of the Company’s excess cash flow (subject to decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively). The October 2017 Refinancing Loans will amortize in equal quarterly installments beginning on December 31, 2017, in an aggregate annual amount equal to 1.00% of the original principal amount of the October 2017 Refinanced Loans (i.e. $850.0 million), with any remaining balance payable on March 29, 2024, the final maturity date of the October 2017 Refinancing Loans.

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

The interest on the Company’s 2017 Term Loan Facility is variable and as of December 31, 2017, the interest rate on the 2017 Term Loan Facility was 4.75% and the effective interest rate was 5.16%.

As of December 31, 2017, the fair value of the amounts outstanding under the 2017 Term Loan Facility was approximately $848.9 million, categorized as a Level 2 instrument, as defined in Note 15.

2016 Incremental Loan Facility and 2015 Term Loan Facility

On May 7, 2015, HPI, as borrower, and the Company and certain of its subsidiaries, as guarantors, entered into a credit agreement (the “2015 Credit Agreement”) with Citibank, N.A., as administrative and collateral agent, and the lenders from time to time party thereto providing for (i) a six-year $400.0 million term loan facility (the “2015 Term Loan Facility”); (ii) an uncommitted accordion facility subject to the satisfaction of certain financial and other conditions; and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The senior secured term loans (the “2015 Loans”) under the 2015 Term Loan Facility bore interest, at each borrower’s option, at a rate equal to either the LIBOR, plus an applicable margin of 3.50% per year (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.50%. The adjusted base rate was defined as the greater of (a) LIBOR (using one-month interest period) plus 1.00%, (b) prime rate, (c) fed funds plus 0.5%, and (d) 2.00%. HPI borrowed the full $400.0 million available on the 2015 Term Loan Facility on May 7, 2015 as a LIBOR-based borrowing.

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

The  senior secured term loans (the “2016 Loans”) under the 2016 Incremental Loan Facility bore interest, at the Incremental Borrowers’ option, at a rate equal to either LIBOR plus an applicable margin of 4.50% per year (subject to a LIBOR floor of 1.00%), or the adjusted base rate plus 3.50%. The terms of the 2015 Loans provided for an amendment such that the effective yield of the 2015 Loans would not be less than the effective yield of the 2016 Loans minus 0.50%. Consequently, the issuance of the 2016 Loans resulted in an increase of the interest rate applicable to the 2015 Loans, as of October 25, 2016, to LIBOR plus 4.00%, subject to a LIBOR floor of 1.00% (an initial interest rate of 5.00%).

On March 29, 2017, the Borrowers used the proceeds of the October 2017 Refinanced Loans under the 2017 Term Loan Facility to repay the 2015 Loans and 2016 Loans, which collectively totaled $769.0 million.

The 2015 Loans and the 2016 Loans were repaid, and a portion of the repayment was accounted for as a debt modification and a portion was accounted for as a debt extinguishment. Under debt extinguishment accounting, the Company recorded a charge of $0.5 million to “loss on debt extinguishment” in the consolidated statements of comprehensive loss, which reflected the write-off of the unamortized portion of debt discount and deferred financing costs previously incurred and a one percent prepayment penalty fee. Under debt modification accounting, the Company capitalized an incremental $5.8 million of debt discount and deferred financing fees.

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

As of December 31, 2017, the interest rate on the 2023 Senior Notes was 6.63% and the effective interest rate 6.68%.

As of December 31, 2017, the fair value of the 2023 Senior Notes was approximately $473.8 million, categorized as a Level 2 instrument, as defined in Note 15.

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

As of December 31, 2017, the interest rate on the 2024 Senior Notes was 8.75% and the effective interest rate 9.20%.

As of December 31, 2017, the fair value of the 2024 Senior Notes was approximately $316.5 million, categorized as a Level 2 instrument, as defined in Note 15.

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

As of December 31, 2017, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

The Company recorded the Exchangeable Senior Notes under the guidance in ASC Topic 470-20, Debt with Conversion and Other Options, and separated them into a liability component and equity component. The carrying amount of the liability component of $268.9 million was determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component of $119.1 million represented by the embedded conversion option was determined by deducting the fair value of the liability component of $268.9 million from the initial proceeds of $387.2 million ascribed to the convertible debt instrument as a whole. The initial debt discount of $131.1 million is being charged to interest expense over the life of the Exchangeable Senior Notes using the effective interest rate method.

As of December 31, 2017, the interest rate on the Exchangeable Senior Notes was 2.50% and the effective interest rate was 8.88%.

As of December 31, 2017, the fair value of the Exchangeable Senior Notes was approximately $372.0 million, categorized as a Level 2 instrument, as defined in Note 15.

NOTE 17 – OTHER LONG-TERM LIABILITIES

Included in other long-term liabilities at December 31, 2017 and 2016, is $26.4 million and $25.5 million, respectively, representing the fair value of the long-term portion of the contingent liability for royalties potentially payable under agreements related to PROCYSBI and QUINSAIR.

See Note 10 for details of amounts included in other long-term liabilities at December 31, 2017 and 2016, related to a loss on inventory purchase commitments.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company has the following office space lease agreements in place for real properties:

Location	Approximate Square Footage	Lease Expiry Date
Dublin, Ireland	18,900	November 3, 2029
Lake Forest, Illinois (1)	160,000	March 31, 2024
Novato, California (2)	61,000	August 31, 2021
Deerfield, Illinois (3)	32,300	June 30, 2018
Brisbane, California	20,100	November 30, 2019
Mannheim, Germany	14,300	December 31, 2018
Chicago, Illinois	6,500	December 31, 2018
Other	13,300	March 31, 2018 to May 31, 2020

(1)	In connection with the Lake Forest lease, the Company has provided a $2.0 million letter of credit to the landlord, through a commercial bank.
(2)	During March 2017, the Company vacated an area of the office space in Novato, California. During March and April 2017, the Company entered into sublease arrangements for this space with third parties.
(3)

During January 2016, the Company vacated the premises in Deerfield, Illinois and began occupying the premises in   Lake Forest, Illinois. During April 2017, the Company entered into a sublease arrangement for a portion of this space with a third party. During June 2017, the Company terminated a portion of the lease, resulting in 32,300 square feet remaining.

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method. Rent expense was $6.4 million, $5.1 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, minimum future cash payments due under lease obligations were as follows (in thousands):

2018	$7,356
2019	6,659
2020	5,951
2021	5,350
2022	4,092
Thereafter	11,994
Total	$41,402

Purchase Commitments

In November 2010, Raptor and Patheon entered into a manufacturing services agreement, which the Company assumed as a result of its acquisition of Raptor. Under the agreement, which was amended in April 2012 and June 2013, Patheon is obligated to manufacture PROCYSBI for the Company through December 31, 2019. The Company must provide Patheon with rolling, non-binding forecasts of PROCYSBI, with a portion of the forecast being a firm written order. In November 2010, Raptor and Cambrex Profarmaco Milano (“Cambrex”) entered into an active pharmaceutical ingredient (“API”) supply agreement, which the Company assumed as a result of its acquisition of Raptor. Under the agreement, which was amended in April 2013 and August 2016, Cambrex is obligated to manufacture PROCYSBI API for the Company through November 30, 2020. The Company must provide Cambrex with rolling, non-binding forecasts, with a portion of the forecast being the minimum floor of the firm order that must be placed. At December 31, 2017, the Company had a binding purchase commitment with Patheon for PROCYSBI of $1.8 million, which is to be delivered through April 2018 and with Cambrex for PROCYSBI API of $2.4 million, which is to be delivered through December 2020.

In July 2013, Vidara Therapeutics International Public Limited Company (“Vidara”) and Boehringer Ingelheim entered into an exclusive supply agreement, which the Company assumed in September 2014 and amended effective as of September 5, 2014, and June 1, 2015. That supply agreement was replaced with an exclusive global supply agreement between the Company and Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”) effective June 30, 2017. Under the agreement, Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company. The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least June 30, 2024. During the year ended December 31, 2016, the Company committed to purchase additional amounts of ACTIMMUNE from Boehringer Ingelheim. These additional amounts were intended to cover anticipated demand if the results of the FA program of ACTIMMUNE for the treatment of FA had been successful. As of December 31, 2017, the minimum binding purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $24.3 million (converted using a Dollar-to-Euro exchange rate of 1.2003) through July 2024. Following the discontinuation of the FA program, the Company recorded a loss of $14.3 million in “cost of goods sold” in the consolidated statement of comprehensive loss during the year ended December 31, 2016 for firm, non-cancellable and unconditional purchase commitments for quantities in excess of the Company’s current forecasts for future demand. During the year ended December 31, 2017, the Company renegotiated the purchase commitments with Boehringer Ingelheim and reassessed its excess commitments based on updated forecasts for future demand and recorded an additional net expense of $1.7 million to “cost of goods sold”. During the year ended December 31, 2016, the Company also committed to incur an additional $14.9 million for the harmonization of the drug substance manufacturing process with Boehringer Ingelheim. These additional costs were incurred and will be incurred during the years 2017 through 2021. During the year ended December 31, 2017, the Company recorded $12.1 million, in its consolidated statement of comprehensive loss related to the harmonization of the drug substance manufacturing process.

In March 2007, Savient Pharmaceuticals, Inc. (as predecessor in interest to Crealta), entered into a commercial supply agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”) for the production of the bulk KRYSTEXXA medicine (“bulk product”). The Company assumed this agreement as part of the Crealta acquisition and amended the agreement in September 2016. Under this agreement, the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least eighty percent of its annual world-wide bulk product requirements from BTG Israel. The term of the agreement runs until December 31, 2030, and will automatically renew for successive three year periods unless earlier terminated by either party upon three years’ prior written notice. The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice. Under the agreement if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israeli Office of the Chief Scientist (“OCS”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the OCS. The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order. The first six months of the forecast are considered binding firm orders. At December 31, 2017, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $48.0 million, which is to be delivered through December 31, 2026. Additionally, other binding commitments relating to the manufacture of KRYSTEXXA of $2.8 million were in place at December 31, 2017.

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”), which was amended in March 2011 and in January 2017. Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk. The earliest the agreement can expire is December 31, 2023, and the minimum purchase commitment is in force until December 2023. At December 31, 2017, the minimum purchase commitment based on tablet pricing in effect under the agreement was $6.7 million through December 2023. Additionally, purchase orders relating to the manufacture of RAYOS/LODOTRA of $0.5 million were outstanding at December 31, 2017.

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (“Nuvo”), the Company and Nuvo entered into an exclusive supply agreement. Under the supply agreement, which was amended in February 2016, January 2017 and February 2018, Nuvo is obligated to manufacture and supply PENNSAID 2% to the Company. The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party. At least ninety days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities. At December 31, 2017, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $2.7 million, which was delivered through February 2018.

In May 2011, the Company entered into a manufacturing and supply agreement with Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”), and amended the agreement effective as of September 25, 2013. Pursuant to the agreement, as amended, Sanofi-Aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia. The agreement term extends until May 2019, and automatically renews for successive two-year terms unless terminated by either party upon two years’ prior written notice. At December 31, 2017, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $7.1 million, which is to be delivered through June 2018.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, BUPHENYL, QUINSAIR, VIMOVO and MIGERGOT of $12.4 million were outstanding at December 31, 2017. Additionally, at December 31, 2017, the Company had a binding purchase commitment related to process validation activities for teprotumumab of $2.8 million.

Royalty and Milestone Agreements

RAVICTI

Under the terms of an asset purchase agreement with Ucyclyd Pharma, Inc. (“Ucyclyd”), the Company is obligated to pay to Ucyclyd tiered mid to high single-digit royalties on its global net sales of RAVICTI. Under the terms of a license agreement with Saul W. Brusilow, M.D. and Brusilow Enterprises, Inc. (“Brusilow”), the Company is obligated to pay low single-digit royalties to Brusilow on net sales of RAVICTI that are covered by a valid claim of a licensed patent.

PROCYSBI

Under the terms of an amended and restated license agreement with UCSD, the Company is obligated to pay to UCSD tiered low to mid-single-digit royalties on its net sales of PROCYSBI, including a minimum annual royalty in an amount less than $0.1 million. The Company must also pay UCSD a percentage in the mid-teens of any fees it receives from its sublicensees under the agreement that are not earned royalties. The Company may also be obligated to pay UCSD aggregate developmental milestone payments of $0.3 million and aggregate regulatory milestone payments of $1.8 million for each orphan indication, and aggregate developmental milestone payments of $0.8 million and aggregate regulatory milestone payments of $3.5 million for each non-orphan indication.

ACTIMMUNE

Under a license agreement, as amended, with Genentech Inc. (“Genentech”), who was the original developer of ACTIMMUNE, the Company is, or was, obligated to pay royalties to Genentech on its net sales of ACTIMMUNE as follows:

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

KRYSTEXXA

Under the terms of a license agreement with Duke and MVP, the Company is obligated to pay Duke a mid-single-digit royalty on its global net sales of KRYSTEXXA and a royalty of between 5% and 15% on any global sublicense revenue. The Company is also obligated to pay MVP a mid-single-digit royalty on its net sales of KRYSTEXXA outside of the United States and a royalty of between 5% and 15% on any sublicense revenue outside of the United States.

RAYOS/LODOTRA

Jagotec is entitled to receive a mid-single digit percentage royalty on adjusted gross sales of RAYOS/LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the adjusted gross sales of RAYOS/LODOTRA, such as license fees, lump sums and milestone payments.

VIMOVO

The Company is required to pay Aralez Pharmaceuticals Inc. (“Aralez”) a ten percent royalty on net sales of VIMOVO and other medicines sold by the Company, its affiliates or sublicensees during the royalty term that contain gastroprotective agents in a single fixed combination oral solid dosage form with nonsteroidal anti-inflammatory drugs, subject to minimum annual royalty obligations of $7.5 million. These minimum royalty obligations will continue for each year during which one of Aralez’s patents covers such medicines in the United States and there are no competing medicines in the United States. The royalty rate may be reduced to a mid-single digit royalty rate as a result of loss of market share to competing medicines. The Company’s obligation to pay royalties to Aralez will expire upon the later of (a) expiration of the last-to-expire of certain patents covering such medicines in the United States, and (b) ten years after the first commercial sale of such medicines in the United States.

The royalty obligations described above are included in accrued royalties on the Company’s consolidated balance sheets.

For all of the royalty agreements entered into by the Company, a total expense of $82.3 million was recorded during the year ended December 31, 2017, of which $81.6 million was recorded in “cost of goods sold” and $0.7 million was recorded in “selling, general and administrative” expenses in the consolidated statements of comprehensive loss. During the year ended December 31, 2016 and 2015, a total expense of $46.5 million and $45.5 million, respectively, was recorded in cost of goods sold in the consolidated statements of comprehensive loss.

Other Agreements

On November 8, 2016, the Company entered into a collaboration and option agreement with a privately held life-science entity. Under the terms of the agreement, the privately held life-science entity will conduct certain research and pre-clinical and clinical development activities. Upon execution of the agreement, the Company paid $0.1 million for the option to acquire certain of the privately held life-science entity’s assets for $25.0 million, which is exercisable on specified key dates. Under the collaboration and option agreement, the Company is required to pay up to $9.8 million upon the attainment of various milestones, primarily to fund clinical development costs for the medicine candidate. The Company paid an aggregate of $2.6 million in relation to these milestones during the years ended December 31, 2017 and 2016.

On May 8, 2017, the Company acquired River Vision for upfront cash payments totaling approximately $150.3 million, including cash acquired of $6.3 million, and potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds. Under the agreement, the Company is required to pay up to $325.0 million upon the attainment of various milestones related to FDA approval and net sales thresholds. The agreement also includes a royalty payment of three percent of the portion of annual worldwide net sales exceeding $300.0 million (if any). Under a separate agreement, the Company is also required to pay up to CHF103.0 million ($105.7 million when converted using a CHF-to-Dollar exchange rate at December 31, 2017 of 1.0263) upon the attainment of various milestones related to approval, filing and net sales thresholds. During the year ended December 31, 2017, CHF2.0 million ($2.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0169) was paid in relation to these milestones. The agreement also includes a royalty payment of between nine percent and twelve percent of the portion of annual worldwide net sales.

On December 12, 2017, the Company entered into an agreement to license HZN-003 (formerly MEDI4945), a rheumatology pipeline program with the objective of enhancing the Company’s leadership position in the uncontrolled gout market, from MedImmune. Under the terms of the agreement, the Company paid MedImmune an upfront cash payment of $12.0 million. Under the license agreement, the Company is required to pay up to $153.5 million upon the attainment of various milestones linked to the initiation of clinical trials and the attainment of net sales thresholds, and royalties on net sales.

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

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. In connection with the federal securities class action litigation (described in Note 19 below), the Company has received notice from the Underwriter Defendants (as defined below) of their intention to seek indemnification and has received and paid several invoices from the Underwriter Defendants. On November 14, 2016, all defendants moved to dismiss the plaintiffs’ amended complaint. Plaintiffs filed their opposition to the motion to dismiss on December 21, 2016. On January 18, 2018, the District Court dismissed all Plaintiffs’ claims against all Defendants, and denied the Plaintiffs any further opportunity to amend their complaint. On February 16, 2018, plaintiffs filed a notice of appeal to the District Court’s ruling. The Company may record charges in the future as a result of these indemnification obligations.

In accordance with its memorandum and articles of association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. Additionally, the Company has entered into, and intends to continue to enter into, separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers, or any of the Company’s subsidiaries or any other company or enterprise to which the person provides services at the Company’s request. In connection with the federal securities class action litigation (described in Note 19 below), the Company has paid legal fees and costs on behalf of itself and the current and former officers and directors of the Company who are named as defendants in that litigation. The Company also has a director and officer insurance policy that enables it to recover a portion of any amounts paid for current and future potential claims. All of the Company’s officers and directors have also entered into separate indemnification agreements with HPI.

NOTE 19 - LEGAL PROCEEDINGS

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

On April 29, 2015, Par Pharmaceutical filed Petitions for IPR of U.S. Patent 8,404,215 and U.S. Patent 8,642,012, two of the patents involved in the above mentioned RAVICTI cases. On November 4, 2015, the PTAB issued decisions instituting such IPRs. On September 29, 2016, the PTAB found all of the claims in U.S. Patent 8,404,215 to be unpatentable. The Company did not appeal the PTAB’s final written decision with respect to U.S. Patent 8,404,215. On November 3, 2016, the PTAB issued a final written decision holding all of the claims of U.S. Patent 8,642,012 patentable. On December 29, 2016, Par Pharmaceutical filed a notice of appeal with the Federal Circuit to appeal the final written decision of the PTAB concerning the patentability of U.S. Patent 8,642,012. On September 4, 2015, the Company received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’215 patent and the ’012 patent, advising that Lupin had filed an ANDA with the FDA for a generic version of RAVICTI. On November 6, 2015, the Company also received Notice of Lupin’s Paragraph IV Patent Certification against the ’559 patent. Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing. On October 19, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin seeking an injunction to prevent the approval of the ANDA. The lawsuit alleges that Lupin has infringed the ’215 patent, the ’012 patent and the ’559 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the Orange Book. On April 6, 2016, the Company filed an amended complaint in the United States District Court for the District of New Jersey against Lupin alleging that Lupin has infringed the ’559 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to expiration of the ’559 patent. The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Lupin’s ANDA for 30 months or until an earlier district court decision that the subject patents are not infringed or are invalid. On April 18, 2016, the Company received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’278 patent. On July 6, 2016, the Company received notice from Lupin of Lupin’s Paragraph IV Patent Certification against the ’966 patent. The Company filed suit in the United States District Court for the District of New Jersey against Lupin on July 21, 2016, seeking an injunction to prevent the approval of Lupin’s ANDA and/or to prevent Lupin from selling a generic version of RAVICTI. The lawsuit alleges that Lupin has infringed the ’278 patent and the ’966 patent by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents. The subject patents are listed in the Orange Book. The Lupin New Jersey actions have been stayed pending the resolution of the PTAB’s IPR of the ’559 patent.

On April 1, 2016, Lupin filed a Petition for IPR of U.S. Patent 9,095,559, a patent currently at issue in the Lupin RAVICTI case. On September 30, 2016, the PTAB issued a decision instituting the IPR. On September 26, 2017, the PTAB issued its final written decision, ruling that the challenged claims of the ‘559 patent are unpatentable. The Company filed a Notice of Appeal on November 22, 2017. On March 27, 2017, Lupin filed a Petition to request an IPR of the ‘278 patent and a Petition to request an IPR of the ‘966 patent. The Company filed its response on the ‘966 patent on July 6, 2017. The Company’s preliminary patent owner response for the ‘278 patent was filed on July 24, 2017. On September 28, 2017, the PTAB issued its orders granting Lupin’s petitions to institute an IPR of the ‘278 and the ‘966 patents. The PTAB must issue a final written decision on the IPRs no later than September 28, 2018.

On July 13, 2017, Par Pharmaceutical filed Petitions for IPR of the ‘559, ‘278, and ‘966 patents. The Company filed its Preliminary Patent Owner Responses on November 6, 2017. The IPR requests were granted on January 30, 2018.

On August 8, 2017, the Company filed suit against Lupin and Par Pharmaceutical, alleging infringement of U.S. Patent No. 9,561,197 (“the ‘197 Patent”), in the United States District Court for New Jersey, Case Nos. 1:17-cv-05900 and 1:17-cv-05901, respectively. Par Pharmaceutical and Lupin have answered and counterclaimed.

On January 12, 2018, Lupin filed a petition for IPR (IPR 2018-00459) of the ‘197 Patent. The Company’s Preliminary Patent Owner Response is due by April 12, 2018.

RAYOS

On July 15, 2013, the Company received a Paragraph IV Patent Certification from Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida) (“Teva”), advising that Teva had filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of RAYOS, containing up to 5 mg of prednisone. On August 26, 2013, the Company, together with Jagotec, filed suit in the United States District Court for the District of New Jersey against Teva, Actavis Pharma, Inc., Andrx Corp., and Actavis, Inc. seeking an injunction to prevent the approval of the ANDA.

On October 1, 2015, the Company’s subsidiary Horizon Pharma Switzerland GmbH, as well as Jagotec, entered into a license and settlement agreement (the “Teva settlement agreement”) with Teva relating to the Company’s and Jagotec’s patent infringement litigation against Teva. Under the Teva settlement agreement, the Company and Jagotec granted Teva a non-exclusive license to manufacture and commercialize Teva’s generic version of RAYOS tablets in the United States after December 23, 2022 (the “Teva generic entry date”); however, Teva may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party RAYOS patent litigation, the entry of other generic versions of RAYOS tablets or certain substantial reductions in RAYOS prescriptions over specified periods of time. The Company and Jagotec also agreed that during the 180 days after the Teva generic entry date, the license granted to Teva would be exclusive with respect to any third-party generic version of RAYOS tablets. The court entered the stipulation of dismissal and closed the case on December 4, 2015.

PENNSAID 2%

On November 13, 2014, the Company received a Paragraph IV Patent Certification from Watson Laboratories, Inc., now known as Actavis Laboratories UT, Inc. (“Actavis UT”), advising that Actavis UT had filed an ANDA with the FDA for a generic version of PENNSAID 2%. On December 23, 2014, the Company filed suit in the United States District Court for the District of New Jersey against Actavis Laboratories UT, Inc., and Actavis plc (collectively “Actavis”) seeking an injunction to prevent the approval of the ANDA. The lawsuit alleged that Actavis has infringed U.S. Patents 8,217,078, 8,252,838, 8,546,450, 8,563,613, 8,618,164, and 8,871,809 by filing an ANDA seeking approval from the FDA to market a generic version of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the FDA’s Orange Book (“Orange Book”).

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

On August 17, 2016, the district court issued a Markman opinion holding certain of the asserted claims of U.S. Patents 8,252,838, 8,563,613, 9,066,913, 9,101,591, 9,168,304, 9,168,305, and 9,220,784 invalid as indefinite. On March 16, 2017, the court granted Actavis’ motion for summary judgment of non-infringement of the asserted claims of U.S. Patents 8,546,450, 8,217,078 and 9,132,110. In view of the Markman and summary judgment decisions, a bench trial was held on March 21-30, 2017, regarding claim 12 of U.S. Patent 9,066,913. On May 14, 2017, the court issued its opinion upholding the validity of claim 12 of the ‘913 patent, which Actavis had previously admitted its proposed generic diclofenac sodium topical solution product would infringe. Actavis filed its Notice of Appeal on June 16, 2017. The Company filed its Notice of Appeal of the district court’s rulings on certain claims of the ‘450, ‘078, ‘838, ‘613, ‘591, ‘304, ‘784, ‘913, ‘110, ‘304, ‘305’, and ‘784 patents on June 9, 2017. The Company’s opening brief was filed on August 14, 2017. Actavis’s opening brief, challenging the district court’s judgment on the ‘913 patent, was filed on October 10, 2017. The Company’s brief defending the judgment on the ‘913 patent was filed on November 20, 2017.

On August 18, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of U.S. Patents 9,339,551, 9,339,552, 9,370,501 and 9,375,412. All four patents of such patents are listed in the Orange Book and have claims that cover PENNSAID 2%. This litigation is currently stayed by agreement of the parties.

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

On May 6, 2015, the Company entered into a settlement and license agreement (the “Perrigo settlement agreement”) with Perrigo Company plc and its subsidiary Paddock (collectively, “Perrigo”). The Perrigo settlement agreement provides for a full settlement and release by both the Company and Perrigo of all claims that were or could have been asserted in the litigation and that arise out of the issues that were the subject of the litigation or Perrigo’s generic version of PENNSAID 2%. A stipulation of dismissal was entered by the district court on May 13, 2015.

Under the Perrigo settlement agreement, the Company granted Perrigo a non-exclusive license to manufacture and commercialize Perrigo’s generic version of PENNSAID 2% in the United States after January 10, 2029; however, Perrigo may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in the Company’s PENNSAID 2% shipments over specified periods of time.

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

Under the Taro settlement agreement, the Horizon Subsidiaries granted Taro a non-exclusive license to manufacture and commercialize Taro’s generic version of PENNSAID 2% in the United States after January 10, 2029; however, Taro may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in the Company’s PENNSAID 2% shipments over specified periods of time.

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

Under the Teligent settlement agreement, the Company granted Teligent a non-exclusive license to manufacture and commercialize Teligent’s generic version of PENNSAID 2% in the United States after January 10, 2029; however, Teligent may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation, the entry of other third-party generic versions of PENNSAID 2% or certain substantial reductions in the Company’s PENNSAID 2% shipments over specified periods of time. In certain circumstances following the entry of other third-party generic versions of PENNSAID 2%, the Company may be required to supply Teligent PENNSAID 2% as an authorized distributor of generic PENNSAID 2%, with the Company receiving specified percentages of any net sales by Teligent.

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

Under the Amneal settlement agreement, the Company granted Amneal a non-exclusive license to manufacture and commercialize Amneal’s generic version of PENNSAID 2% in the United States after January 10, 2029; however, Amneal may be able to enter the market earlier under certain circumstances. Such events relate to the resolution of any other third-party PENNSAID 2% patent litigation or the entry of other third-party generic versions of PENNSAID 2%  and to take steps necessary to develop inventory of, and prepare to commercialize, Amneal’s generic version of PENNSAID 2% during certain limited periods prior to the license effective date.

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

VIMOVO

Currently, patent litigation is pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against three generic companies intending to market VIMOVO prior to the expiration of certain of the Company’s patents listed in the Orange Book. These cases are in the United States District Court for the District of New Jersey. They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”); (ii) Lupin; and (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, “Mylan”). Patent litigation in the United States District Court for the District of New Jersey against a fourth generic company, Actavis Laboratories FL., Inc. and Actavis Pharma, Inc. (collectively, “Actavis Pharma”), was dismissed on January 10, 2017 after the court granted Actavis’ motion to compel enforcement of a settlement agreement. On February 3, 2017, the Company appealed this dismissal decision to the Court of Appeals for the Federal Circuit. Patent litigation in the United States District Court for the District of New Jersey against a fifth generic company, Anchen Pharmaceuticals Inc. (“Anchen”), was dismissed on June 9, 2014 after Anchen recertified under Paragraph III. The Company understands that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium® (esomeprazole) for the commercialization of VIMOVO. The settlement agreement, however, has no effect on the Aralez VIMOVO patents, which are still the subject of patent litigations. As part of the Company’s acquisition of the U.S. rights to VIMOVO, the Company has taken over and is responsible for the patent litigation that includes the Aralez patents licensed to the Company under the amended and restated collaboration and license agreement for the United States with Aralez.

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

“Case I” consists of the cases asserting U.S. Patent Nos. 8,557,285 and 6,926,907. “Case II” consists of the cases asserting the ’996 patent, the ’190 patent and U.S. Patent Nos. 8,852,636, 9,161,920, and 9,198,888. “Case III” consists of the cases asserting U.S. Patent Nos. 8,945,621, 9,220,698, 9,345,695, and the ’208 patent against Lupin and Mylan, and the case asserting U.S. Patent Nos. 8,945,621, 9,220,698, 9,345,695, and the ‘208 patent against Dr. Reddy’s.

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

The Case I cases were consolidated for discovery. The court issued a claim construction order for Case I and conducted trial beginning on January 12, 2017. On May 12, 2016, the court granted Dr. Reddy’s motion for summary judgment of non-infringement of U.S. Patent No. 6,926,907 with respect to one of Dr. Reddy’s two ANDAs. On January 12, 2017, a six-day bench trial commenced against defendants Dr. Reddy’s and Mylan before Honorable Judge Mary Cooper in the District of New Jersey for Case I. The patents at issue in this trial included two Orange Book listed patents:  U.S. Patent Nos. 6,926,907 and 8,557,285. Defendant Lupin formerly entered into a stay pending the entry of judgment in Case I. On June 26, 2017, the court issued its opinion upholding the validity of the ‘285 and ‘907 patents and finding that Dr. Reddy’s, Mylan’s, and Lupin’s proposed generic naproxen/esomeprazole magnesium products would all infringe at least one of the two patents. The court entered the final judgment on July 21, 2017. Dr. Reddy’s, Mylan and Lupin appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit, and the Company appealed the District Court’s entry of judgment of non-infringement on the ‘907 in favor of Dr. Reddy’s.

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

On August 24, 2017, Mylan filed a Petition for IPR of the ‘698 patent. The Company filed its Preliminary Patent Owner Response on December 12, 2017. The parties are awaiting the PTAB’s decision on whether to institute an IPR proceeding.

On December 4, 2017, Mylan filed a Petition for IPR of the ‘208 patent. The Company’s Preliminary Patent Owner Response is due on March 4, 2018.

Other

Beginning on March 8, 2016, two federal securities class action lawsuits (captioned Schaffer v. Horizon Pharma plc, et al., Case No. 16-cv-01763-JMF and Banie v. Horizon Pharma plc, et al., Case No. 16-cv-01789-JMF) were filed in the United States District Court for the Southern District of New York against the Company and certain of the Company’s current and former officers (the “Officer Defendants”). On March 24, 2016, the court consolidated the two actions under Schaffer v. Horizon Pharma plc, et al. On June 3, 2016, the court appointed Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust and the Carpenters Pension Trust Fund for Northern California as lead plaintiffs and Labaton Sucharow LLP as lead counsel. On July 25, 2016, lead plaintiffs and additional named plaintiff Automotive Industries Pension Trust Fund filed their consolidated complaint, which they subsequently amended on October 7, 2016, including additional current and former officers, the Company’s Board of Directors (the “Director Defendants”), and underwriters involved with the Company’s April 2015 public offering (the “Underwriter Defendants”) as defendants. The plaintiffs allege that certain of the Company and the Officer Defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and/or misleading statements about, among other things: (a) the Company’s financial performance, (b) the Company’s business prospects and drug-pricing practices, (c) the Company’s sales and promotional practices, and (d) the Company’s design, implementation, performance, and risks associated with the Company’s Prescriptions-Made-Easy program. The plaintiffs allege that certain of the Company, the Director Defendants and the Underwriter Defendants violated sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with the Company’s April 2015 public offering. The plaintiffs seek, among other things, an award of damages allegedly sustained by plaintiffs and the putative class, including a reasonable allowance for costs and attorneys’ fees. On November 14, 2016, all defendants moved to dismiss the plaintiffs’ amended complaint. Plaintiffs filed their opposition to the motion to dismiss on December 21, 2016. On January 18, 2018, the District Court dismissed all plaintiffs’ claims against all defendants, and denied the plaintiffs any further opportunity to amend their complaint. On February 16, 2018, plaintiffs filed a notice of appeal to the District Court’s ruling.

NOTE 20 – SHAREHOLDERS’ EQUITY

During the year ended December 31, 2017, the Company issued an aggregate of 2.0 million of ordinary shares in connection with stock option exercises, the vesting of restricted stock units, employee share purchase plan purchases and the vesting of performance stock units. The Company received a total of $9.2 million in net proceeds in connection with such issuances.

During the year ended December 31, 2017, the Company issued an aggregate of 391,500 ordinary shares upon the cash exercise of warrants and the Company received proceeds of $1.8 million representing the aggregate exercise price for such warrants. In addition, warrants to purchase an aggregate of 704,285 ordinary shares of the Company were exercised in cashless exercises, resulting in the issuance of 523,520 ordinary shares. As of December 31, 2017, there were no outstanding warrants to purchase ordinary shares of the Company.

During the year ended December 31, 2017, the Company made payments of $6.5 million for employee withholding taxes relating to share-based awards.

On January 1, 2017, the Company adopted ASU No. 2016-09. As a result of the adoption, $7.2 million of excess tax benefits that had not previously been recognized, as the related tax deduction had not reduced current taxes payable, were recorded on a modified retrospective basis through a cumulative effect adjustment to its accumulated deficit as of January 1, 2017.

In May 2016, the Company’s board of directors authorized a share repurchase program pursuant to which the Company may repurchase up to 5,000,000 of its ordinary shares. In May 2017, the Company’s board of directors reauthorized a share repurchase program pursuant to which the Company may repurchase up to 16,000,000 of its ordinary shares. As of December 31, 2017, the Company had repurchased 100,000 of its ordinary shares under this repurchase program, for total consideration of $1.0 million. The timing and amount of future repurchases, if any, will depend on a variety of factors, including the price of the Company’s ordinary shares, alternative investment opportunities, the Company’s cash resources, restrictions under the Credit Agreement and market conditions.

NOTE 21 – EQUITY INCENTIVE PLANS

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

As of December 31, 2017, an aggregate of 3,002,169 ordinary shares were authorized and available for future issuance under the 2014 ESPP.

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

The 2014 EIP provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock awards that may be settled in cash, shares or other property to the employees of the Company (or a subsidiary company). During the year ended December 31, 2017, the compensation committee of the Company’s board of directors (the “Committee”) approved an amendment to the 2014 EIP to reserve additional shares to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company) (the “2017 Inducement Pool”), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules, (“Rule 5635(c)(4)”). The 2014 EIP was amended by the Committee without shareholder approval pursuant to Rule 5635(c)(4).

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

As of December 31, 2017, an aggregate of 3,885,178 ordinary shares were authorized and available for future grants under the 2014 EIP, of which 356,636 shares relate to the 2017 Inducement Pool. As of December 31, 2017, 499,913 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Equity Plan.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2017:

			Weighted Average
		Weighted	Contractual Term	Aggregate
		Average	Remaining	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of December 31, 2016	13,627,519	$18.17	7.60	$35,157
Granted	2,077,215	16.40
Exercised	(338,467)	6.27
Forfeited	(644,752)	18.37
Expired	(446,199)	22.75
Outstanding as of December 31, 2017	14,275,316	18.04	6.97	25,005
Vested and Expected to vest as of December 31, 2017	13,789,210	18.02	6.92	24,960
Exercisable as of December 31, 2017	9,365,306	$16.96	6.36	$24,158

Stock options typically have a contractual term of ten years from grant date.

The following table summarizes the Company’s outstanding stock options at December 31, 2017:

	Options Outstanding			Options Exercisable
			Weighted Average		Weighted	Weighted Average
		Weighted	Remaining		Average	Remaining
	Number of options	Average	Contractual	Number	Exercise	Contractual
Exercise Price Ranges	outstanding	Exercise Price	Term (in years)	Exercisable	Price	Term (in years)
$2.01 - $4.00	742,582	$2.67	5.08	742,582	$2.67	5.08
$4.01- $8.00	1,209,543	6.29	4.57	1,199,789	6.28	4.56
$8.01 - $12.00	721,063	9.19	5.41	677,499	9.17	5.34
$12.01 - $17.00	2,552,212	14.12	6.87	1,810,195	14.05	6.11
$17.01 - $22.00	3,252,701	18.11	8.33	1,018,088	18.83	7.51
$22.01 - $28.00	3,412,700	22.31	7.24	2,342,100	22.30	7.23
$28.01 - $36.00	2,384,515	29.47	7.14	1,575,053	29.39	7.01
	14,275,316	$18.04	6.97	9,365,306	$16.96	6.36

During the years ended December 31, 2017, 2016 and 2015, the Company granted stock options to purchase an aggregate of 2,077,215, 2,057,247 and 8,010,638 ordinary shares, respectively, with a weighted average grant date fair value of $7.96, $11.58 and $16.07, respectively.

The total intrinsic value of the options exercised during the years ended December 31, 2017, 2016 and 2015 was $2.6 million, $6.9 million and $15.6 million, respectively. The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $41.3 million, $55.6 million and $11.4 million, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s share price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected share price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2017, 2016 and 2015, and assumptions used to value stock options, are as follows:

	2017	2016	2015
Dividend yield	—	—	—
Risk-free interest rate	1.8%-2.2%	1.3%-2.2%	1.3% - 2.2%
Weighted average volatility	49.1%	73.2%	77.1%
Expected life (in years)	5.99	6.02	6.07
Weighted average grant date fair value per share of options granted	$7.96	$11.58	$16.07

Dividend yields

The Company has never paid dividends and does not anticipate paying any dividends in the near future. Additionally, the Credit Agreement (described in Note 16 above), as well as the indentures governing the 2024 Senior Notes and the 2023 Senior Notes (each as described in Note 16 above), contain covenants that restrict the Company from issuing dividends.

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

Forfeitures

As share-based compensation expense recognized in the consolidated statements of comprehensive loss is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on actual forfeiture experience, analysis of employee turnover and other factors. The Company adopted ASU No. 2016-09 on January 1, 2017 and has elected to retain a forfeiture rate after adoption.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended December 31, 2017:

		Weighted Average
	Number of	Grant-Date Fair
	Units	Value Per Units
Outstanding as of December 31, 2016	3,367,871	$18.45
Granted	3,732,035	12.44
Vested	(1,222,920)	16.78
Forfeited	(593,136)	16.85
Outstanding as of December 31, 2017	5,283,850	$14.77

The grant-date fair value of restricted stock units is the closing price of the Company’s shares on the date of grant.

During the years ended December 31, 2017, 2016 and 2015, the Company granted 3,732,035, 1,384,104 and 2,361,948 restricted stock units to acquire shares of the Company’s ordinary shares to its employees and non-executive directors, respectively, with a weighted average grant date fair value of $12.44, $17.07 and $23.36, respectively. The restricted stock units vest annually, with a vesting period ranging from two to four years. The Company accounts for the restricted stock units as equity-settled awards in accordance with ASC 718. The total fair value of restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 was $18.0 million, $16.2 million and $9.0 million, respectively.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the year ended December 31, 2017:

		Weighted		Recorded
		Average		Weighted
		Grant-Date	Average	Average
	Number	Fair Value	Illiquidity	Fair Value
	of Units	Per Unit	Discount	Per Unit
Outstanding as of December 31, 2016	12,045,656
Vested and issued	(25,000)	$12.36	0.0%	$13.30
Expired (1)	(3,927,440)	14.82	14.9%	12.60
Forfeited	(238,336)	10.86	7.5%	10.04
Outstanding as of December 31, 2017	7,854,880

(1)

During the year ended December 31, 2017, the first of three tranches of the Company’s outstanding PSUs expired due to failure to meet the Company’s minimum total compounded annual shareholder rate of return (“TSR”) requirement.

In March 2015, the Committee approved the grant of 10,604,000 PSUs to certain members of the Company’s executive committee, senior leadership team and other key employees. Of these PSUs, 7,998,000 were granted subject to shareholder approval of certain amendments of the 2014 EIP, which occurred on May 6, 2015. In May 2015, the Committee granted 1,264,000 PSUs to new and promoted key employees. In the third and fourth quarters of 2015, the Committee granted 1,120,000 PSUs to a new member of the Company’s executive committee and key employees and 388,000 PSUs to non-executive committee members, respectively. In January 2016, the Committee approved the grant of 260,000 PSUs to certain members of the Company’s senior leadership team.

All PSUs outstanding as of December 31, 2017 were granted in 2015 and 2016 and may vest if the Company’s TSR over two performance measurement periods summarized below equals or exceeds a minimum of 15%.

		Beginning of		Length of
	Percent of	Performance		Performance
	Total PSU	Measurement	End of Performance	Measurement
Vesting Tranche	Award	Period	Measurement Period	Period (Years)
Tranche Two	33.3%	March 23, 2015	March 22, 2018	3.00
Tranche Three	33.3%	March 23, 2015	June 22, 2018	3.25

These outstanding PSUs may vest in amounts ranging from 25% to 100% based on the achievement of the following TSR over the two performance periods:

TSR Achieved	Vesting Amount
15%	25%
30%	50%
45%	75%
60%	100%

The TSR is based on the volume weighted average trading price (“VWAP”) of the Company’s ordinary shares over the twenty trading days ending on the last day of each of the two performance measurement periods versus the VWAP of the Company’s ordinary shares over the twenty trading days ended March 23, 2015 of $21.50. The PSUs are subject to a post-vesting holding period of one year for 50% of the PSUs and two years for 50% of the PSUs for those who were members of the executive committee at the date of grant, and one year for 50% of the PSUs for all who were not executive committee members at the date of grant.

The Company accounts for the PSUs as equity-settled awards in accordance with ASC 718. Because the value of the PSUs is dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the PSUs. As a result, the Monte Carlo model is applied and the most significant valuation assumptions used include:

For the Years Ended December 31,
	2017	2016	2015
Valuation date stock price	N/A	$ 17.72 - $21.07	$ 16.81 - $35.06
Expected volatility	N/A	76.8% - 77.6%	64.6% - 72.3%
Risk-free rate	N/A	1.0% - 1.2%	1.0% - 1.1%

The average estimated fair value of each outstanding PSU is as follows (allocated between groupings based on grant-date classification):

				Recorded
		Weighted		Weighted
		Average Fair	Average	Average
	Number	Value Per	Illiquidity	Fair Value
	of Units	Unit	Discount	Per Unit
Executive committee members	6,014,437	$15.16	17.1%	$12.57
Non-executive committee members	1,840,443	13.71	7.3%	12.71
	7,854,880	$14.82	14.9%	$12.60

During the years ended December 31, 2017, 2016 and 2015, the Company recorded an expense of $49.6 million, $48.6 million and $37.7 million, respectively, related to its PSUs.

Cash Long-Term Incentive Program

On November 5, 2014, the Committee approved a performance cash long-term incentive program for the members of the Company’s executive committee and executive leadership team, including its executive officers (the “Cash Bonus Program”). Participants in the Cash Bonus Program were eligible for a specified cash bonus. The Cash Bonus Program pool funding of approximately $15.8 million was determined based on the Company’s actual TSR over the period from November 5, 2014 to May 6, 2015, and the bonus could be earned and payable only if the TSR for the period from November 5, 2014 to November 4, 2017 was greater than 15%. The portion of the total bonus pool payable to individual participants was based on allocations established by the Committee. Participants must have remained employed by the Company through November 4, 2017 unless a participant’s earlier departure from employment was due to death, disability, termination without cause or a change in control transaction. During the year ended December 31, 2017, the TSR did not exceed the minimum target requirement of 15% and the Cash Bonus Program expired without payment.

The Company accounted for the Cash Bonus Program under the liability method in accordance with ASC 718. Because vesting of the bonus pool was dependent upon the attainment of a VWAP of $18.37 or higher over the twenty trading days ended November 4, 2017, the Cash Bonus Program was considered to be subject to a “market condition” for the purposes of ASC 718. ASC 718 required the impact of the market condition to be considered when estimating the fair value of the bonus pool. As a result, the Monte Carlo simulation model was applied and the fair value was revalued at each reporting period. As of December 31, 2016, the estimated fair value was $4.8 million. During November 2017, the Cash Bonus Program expired without payout as the VWAP was not achieved. No amounts were accrued as of December 31, 2017 for the Cash Bonus Program. For the year ended December 31, 2017, the Company recorded a reduction in the expense of $3.5 million to the consolidated statement of comprehensive loss as a result of the valuation of the Cash Bonus Program. The most significant assumptions used when assessing the valuation of the Cash Bonus Program were as follows:

	For the Years Ended December 31,
	2016	2015
Valuation date stock price	$16.18	$21.67
Expected volatility	74.7%	74.8%
Risk-free rate	0.78%	1.00%

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s consolidated statements of comprehensive (loss) income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended
	December 31,
	2017	2016	2015
Share-based compensation expense:
Cost of goods sold	$2,469	$26	$—
Research and development	9,263	9,413	6,590
Selling, general and administrative	109,821	104,705	79,196
Total share-based compensation expense	$121,553	$114,144	$85,786

During the year ended December 31, 2016, and prior to the adoption of ASU No. 2016-09, no material income tax benefit was recognized relating to share-based compensation expense and no tax benefits were realized from exercised stock options and vested restricted stock units, due to the Company’s net loss position. After the adoption of ASU No. 2016-09, during the year ended December 31, 2017, the Company recognized $2.8 million of tax detriment related to share-based compensation resulting from the current share prices in effect at the time of the exercise of stock options and vesting of restricted stock units. In addition, during the year ended December 31, 2017, $16.4 million of deferred tax assets related to previously recognized share-based compensation expense related to PSUs was charged to income tax expense. As of December 31, 2017, the Company estimates that pre-tax unrecognized compensation expense of $124.9 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the fourth quarter of 2021. The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

NOTE 22 – INCOME TAXES

The Company’s (loss) income before benefit for income taxes by jurisdiction for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Ireland	$(16,956)	$(27,955)	$(10,746)
United States	(271,102)	(165,476)	(198,442)
Other foreign	(225,217)	(34,654)	76,476
Loss before benefit for income taxes	$(513,275)	$(228,085)	$(132,712)

The components of the benefit for income taxes were as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Current provision
Ireland	$2,922	$1,187	$1,924
U.S. - Federal and State	12,085	10,491	6,355
Other foreign	831	679	328
Total current provision	15,838	12,357	8,607
Deferred (benefit) provision
Ireland	$(6,294)	$(2,054)	$(5,623)
U.S. - Federal and State	(120,111)	(69,073)	(175,228)
Other foreign	7,818	(2,481)	—
Total deferred benefit	(118,587)	(73,608)	(180,851)
Total benefit for income taxes	$(102,749)	$(61,251)	$(172,244)

Total benefit for income taxes was $102.7 million, $61.3 million and $172.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The current tax provision of $15.8 million for the year ended December 31, 2017 was primarily attributable to U.S. state income tax liabilities and U.S. federal alternative minimum tax liability. The deferred tax benefit of $118.6 million recognized during the year ended December 31, 2017, was primarily due to a provisional $74.9 million net benefit recorded following the enactment of the Tax Act, which net benefit included a $134.2 million tax benefit from the revaluation of the Company’s U.S. net deferred tax liability based on the new U.S. federal tax rate of 21 percent, partially offset by the write-off of a $59.2 million deferred tax asset related to the Company’s U.S. interest expense carryforwards and the U.S. deferred tax benefit incurred on U.S. pre-tax losses.

A reconciliation between the Irish income tax statutory rate to the Company’s effective tax rate for 2017, 2016 and 2015 is as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Irish income tax at statutory rate (12.5%)	$(64,159)	$(28,510)	$(16,586)
Foreign tax rate differential	(9,806)	(1,893)	(30,348)
Impact of the Tax Act on deferred taxes	(134,182)	—	—
Write-off of U.S. deferred tax asset related to interest expense carryforwards due to the Tax Act	59,243	—	—
Notional interest deduction	(27,020)	(35,075)	(22,848)
Non-deductible in-process research and development costs	51,148	—	—
Share-based compensation	26,811	7,125	3,776
Transaction costs	341	3,447	3,109
Disallowed interest	2,990	2,620	2,139
Disqualified compensation expense	1,305	2,555	3,949
Uncertain tax positions	4,976	2,837	3,012
Tax charges on intragroup profit	(8,888)	2,154	(9,955)
U.S. state income taxes	214	8,579	1,002
Change in U.S. state effective tax rate	(2,329)	(17,246)	(9,061)
Change in valuation allowances	(1,378)	(6,117)	(106,834)
U.S. federal and state tax credits	(3,608)	(3,613)	—
Interest expense on convertible debt inducements	—	—	(1,218)
Book loss on debt extinguishment	—	—	6,396
Other, net	1,593	1,886	1,223
Benefit for income taxes	$(102,749)	$(61,251)	$(172,244)
Effective income tax rate	20.0%	26.9%	129.8%

The overall effective income tax rate for 2017 of 20.0% was a higher benefit rate than the Irish statutory rate of 12.5% primarily due to a provisional $74.9 million net benefit recorded following the enactment of the Tax Act, which net benefit included a $134.2 million tax benefit from the revaluation of the Company’s U.S. net deferred tax liability based on the new U.S. federal tax rate of 21 percent, partially offset by the write-off of a $59.2 million deferred tax asset related to the Company’s U.S. interest expense carryforwards. The higher 2017 benefit rate was also attributable to losses incurred in higher tax rate jurisdictions, the benefit realized on the notional interest deduction of $27.0 million, tax charges on intragroup profits of $8.9 million, U.S. federal and state tax credits of $3.6 million and $2.3 million due to a decrease in the U.S. state effective tax rate. These benefits to income taxes are partially offset by non-deductible IPR&D expenses of $51.1 million recorded in connection with the acquisition of River Vision, non-deductible share-based compensation expenses of $26.8 million, including the write-off of $16.4 million of deferred tax assets related to previously recognized share-based compensation expense related to PSUs that expired unvested in December 2017, and an increase in uncertain tax positions of $5.0 million.

The overall effective income tax rate for 2016 of 26.9% was a higher benefit rate than the Irish statutory rate of 12.5% primarily due to the benefit realized on the notional interest deduction, the benefit realized from a change in U.S. state effective tax rate, and changes in valuation allowances. These benefits to income taxes were partially offset by an increase in share-based compensation not deductible for tax purposes and an increase in U.S. state income taxes.

The overall effective income tax rate for 2015 of 129.8% was a higher benefit rate than the Irish statutory rate of 12.5% primarily due to the release of valuation allowances in the United States following the acquisition of Hyperion in 2015, the benefit realized on the foreign rate differential and the benefit realized on the notional interest deduction.

The decrease in the effective income tax rate in 2017 compared to that in 2016 was primarily due to non-deductible IPR&D expenses of $51.1 million recorded in connection with the acquisition of River Vision, an increase in non-deductible share-based compensation of $19.7 million primarily due to the write-off of $16.4 million of deferred tax assets related to previously recognized share-based compensation expense related to PSUs that expired unvested in December 2017, a $14.9 million decrease in benefit from the change in U.S. state effective tax rate, an $11.0 million decrease in the tax charges of intragroup profit, an $8.1 million decrease in the benefit realized on the notional interest deduction and a $4.7 million decrease in the changes in valuation allowances, partially offset by the provisional $74.9 million net impact of the Tax Act on deferred taxes.

The decrease in the effective income tax rate in 2016 compared to 2015 was primarily due to the one-time benefit recognized in 2015 for the release in valuation allowance.

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

The tax effects of the temporary differences, tax credits and net operating losses that give rise to significant portions of deferred tax assets and liabilities, before jurisdictional netting, are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$65,650	$99,004
Capital loss carryforwards	2,796	4,631
Alternative minimum tax credit	13,972	5,922
U.S. federal and state credits	35,465	48,758
Accrued compensation	46,420	65,733
Accruals and reserves	11,089	20,179
Contingent royalties	33,436	68,628
Intercompany interest	—	54,703
Other	2,259	—
Total deferred tax assets	211,087	367,558
Valuation allowance	(25,650)	(32,532)
Deferred tax assets, net of valuation allowance	$185,437	$335,026
Deferred tax liabilities:
Inventories	$570	$13,077
Debt discount	23,372	23,050
Intangible assets	315,970	593,057
Other	—	1,499
Total deferred tax liabilities	339,912	630,683
Net deferred income tax liability	$154,475	$295,657

The Tax Act was enacted in December 2017. On December 22, 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the date of enactment for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, the Company reflected the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 was complete. To the extent that the Company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, the Company recorded a provisional estimate in the consolidated financial statements. As of December 31, 2017, the Company has not completed its accounting for the effects of the Tax Act. However, the Company has made reasonable estimates of the effects on its income tax provision with respect to certain items, primarily the revaluation of its existing U.S. deferred tax balances and the write-off of its U.S. deferred tax assets resulting from interest expense carryforwards under Section 163(j) of the Internal Revenue Code. In other cases, the Company has not been able to make reasonable estimates and continues to account for those items based on its existing accounting under the provisions of the tax laws that were in effect prior to enactment. The Company recognized a net income tax benefit of $74.9 million for the year ended December 31, 2017, associated with the items it could reasonably estimate. This benefit reflects the revaluation of its U.S. net deferred tax liability based on the U.S. federal tax rate of 21 percent, partially offset by the write-off of the deferred tax asset related to its U.S. interest expense carryforwards. The Company is still analyzing the Tax Act and refining its calculations and the results of this analysis could potentially impact the provisional amounts recorded in 2017 and would be reflected in the 2018 income tax provision.

No provision has been made for income taxes on undistributed earnings of subsidiaries because it is the Company’s intention to indefinitely reinvest outside of Ireland undistributed earnings of its subsidiaries. In the event of the distribution of those earnings to Ireland in the form of dividends, a sale of the subsidiaries, or certain other transactions, the Company may be liable for income taxes in Ireland. The unremitted earnings of the Company as of December 31, 2017, were $339.2 million, and the Company estimates that it would incur no additional income tax on unremitted earnings were they to be remitted to Ireland.

As of December 31, 2017, the Company had net operating loss carryforwards of approximately $114.4 million for U.S. federal, $307.4 million for various U.S. states and $149.3 million for non-U.S. losses. These net operating losses include net operating losses acquired in the acquisition of River Vision during the second quarter of 2017 and are available to reduce future taxable income, if any, in the jurisdiction in which the net operating losses have been generated. Net operating loss carryforwards for U.S. federal income tax purposes that were generated prior to January 1, 2018, have a twenty-year carryforward life and the earliest layers will begin to expire in 2020. Under the Tax Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. U.S. state net operating losses started to expire in 2016 for the earliest net operating loss layers. It is uncertain if and to what extent various U.S. states will conform to the Tax Act. Net operating loss carryovers in Switzerland have a seven-year carryforward life and started to expire in 2016 due to lack of sufficient taxable income to fully absorb the available carryover loss. Irish net operating losses may be carried forward indefinitely and therefore have no expiration. Utilization of the U.S. net operating loss carryforwards may be subject to annual limitations as prescribed by federal and state statutory provisions. The imposition of the annual limitations may result in a portion of the net operating loss carryforwards expiring unused.

Utilization of certain net operating loss and tax credit carryforwards in the United States is subject to an annual limitation due to ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code. The Company is limited under the annual limitation of $7.7 million from the year 2018 until 2028 on certain net operating losses generated before an August 2, 2012 ownership change. We continue to carry forward the annual limitation related to Hyperion of $50.0 million resulting from the last ownership change in 2014 as well as the annual limitation related to Raptor of $0.2 million from the year 2018 until 2028 for the ownership change which occurred in 2009. Further, the net operating losses acquired with River Vision are subject to an annual limitation of $12.5 million from 2018 through 2020. The U.S. federal net operating loss carryforward limitation is cumulative such that any use of the carryforwards below the limitation in a particular tax year will result in a corresponding increase in the limitation for the subsequent tax year.

At December 31, 2017, the Company had $56.6 million and $6.2 million of U.S. federal and state income tax credits, respectively, to reduce future tax liabilities. These tax credits include the tax credits acquired in the acquisition of River Vision. The federal income tax credits consisted primarily of orphan drug credits, research and development credits and alternative minimum tax credits. The U.S. state income tax credits consisted primarily of California research and development credits and the Illinois Economic Development for a Growing Economy (“EDGE”) tax credits. Both the U.S. federal orphan drug credits and research and development credits have a twenty-year carryforward life. The U.S. federal orphan drug credits and the U.S. federal research and development credits will both begin to expire in 2030. The U.S. federal alternative minimum tax credits and California research and development credits have indefinite lives and therefore are not subject to expiration. The EDGE credits have a five-year carryforward life following the year of generation and will begin to expire in 2019.

As the Company’s share price was lower than $31.58 for the twenty trading days ended December 23, 2017, a portion of outstanding PSUs expired unvested and $16.4 million of deferred tax assets related to previously recognized share-based compensation expense related to the expired PSUs was written off to income tax expense. Additionally, in relation to the remaining outstanding PSUs, if our share price is lower than $32.70 and $33.86 for the twenty trading days ending March 22, 2018 and June 22, 2018, respectively, approximately $9.3 million and $8.4 million, respectively, of deferred tax assets at December 31, 2017, related to previously recognized share-based compensation expense related to these PSUs will be charged to income tax expense.

A reconciliation of the beginning and ending amounts of valuation allowances for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

Valuation allowances at December 31, 2014	$(111,555)
Increase for 2015 activity	(37,569)
Release of valuation allowances	117,814
Valuation allowances at December 31, 2015	$(31,310)
Increase for 2016 activity	(14,636)
Release of valuation allowances	15,056
Additions to valuation allowances due to acquisitions	(1,642)
Valuation allowances at December 31, 2016	$(32,532)
Increase for 2017 activity	(6,835)
Release of valuation allowances	5,313
Decreases to valuation allowances due to divestiture	8,404
Valuation allowances at December 31, 2017	$(25,650)

Deferred tax valuation allowances decreased by $6.9 million during the year ended December 31, 2017, increased by $1.2 million during the year ended December 31, 2016 and decreased by $80.2 million during the year ended December 31, 2015. For the year ended December 31, 2017, the decrease in valuation allowances resulted primarily from the Chiesi divestiture and the release of valuation allowances related to expired net operating losses in certain jurisdictions, partially offset by the increase resulting from current year activity.

The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken, or are expected to be taken, on an income tax return. The changes in the Company's uncertain income tax positions for the years ended December 31, 2017, 2016 and 2015, excluding interest and penalties, consisted of the following (in thousands):

	For the Years Ended
	December 31,
	2017	2016	2015
Beginning balance – uncertain tax positions	$17,747	$9,812	$775
Tax positions in the year:
Additions	2,451	471	2,604
Acquired uncertain tax positions	—	5,362	6,433
Tax positions related to prior years:
Additions	4,145	2,102	—
Settlements and lapses	(939)	—	—
Ending balance – uncertain tax positions	$23,404	$17,747	$9,812

For the year ended December 31, 2017, the increase in uncertain tax positions primarily resulted from the additional federal orphan drug credits generated during the year and the uncertain tax position resulting from certain state nexus exposures. In the Company’s consolidated balance sheet, uncertain tax positions of $6.4 million were included in other long-term liabilities and an additional $17.0 million was offset against deferred tax assets.

At December 31, 2017, penalties of $0.2 million and interest of $1.3 million are included in the balance of the uncertain tax positions and penalties of $0.1 million and interest of $0.6 million were included in the balance of uncertain tax positions at December 31, 2016. The Company classifies interest and penalties with respect to income tax liabilities as a component of income tax expense. The Company assessed that its liability for uncertain tax positions will not significantly change within the next twelve months. If these uncertain tax positions are released, the impact on the Company’s tax provision would be a benefit of $24.9 million, including interest and penalties.

The Company files income tax returns in Ireland, in the United States for federal and various states, as well as in certain other jurisdictions. At December 31, 2017, all open tax years in U.S. federal and certain state jurisdictions date back to 2006 due to the taxing authorities’ ability to adjust operating loss carryforwards. In Ireland, the statute of limitations expires five years from the end of the tax year or four years from the time a tax return is filed, whichever is later. Therefore the earliest year open to examination is 2013 with the lapse of statute occurring in 2018. No changes in settled tax years have occurred to date. On December 29, 2017, the Company received a letter from the U.S. Internal Revenue Service for commencement of a federal income tax examination for the tax year ended December 31, 2015. As of the filing of this Annual Report on Form 10-K, the Company does not currently anticipate material changes from the originally filed U.S. federal tax return for the 2015 year.

NOTE 23 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) retirement savings plan covering all of its U.S. employees, whereby an eligible employee may elect to contribute a portion of his or her salary on a pre-tax basis, subject to applicable federal limitations. The Company is not required to make any discretionary matching of employee contributions. The Company makes a matching contribution equal to 100% of each employee’s elective contribution to the plan of up to 3% of the employee’s eligible pay, and 50% for the next 2% of the employee’s eligible pay. The full amount of this employer contribution is immediately vested in the plan. For the years ended December 31, 2017, 2016 and 2015, the Company recorded defined contribution expense of $4.9 million, $2.7 million and $2.1 million, respectively.

The Company’s wholly owned Swiss subsidiary sponsors a defined benefit savings plan covering all of its employees in Switzerland. The Company’s wholly owned German subsidiary sponsors a defined contribution plans for its employees in Germany. For the years ended December 31, 2017, 2016 and 2015, the Company recognized immaterial expenses under these plans.

The Company’s wholly owned Irish subsidiary sponsors a defined contribution plan covering all of its employees in Ireland. For the years ended December 31, 2017, 2016 and 2015, the Company recognized expenses of $0.4 million, $0.4 million and $0.2 million, respectively, under this plan.

The Company has a non-qualified deferred compensation plan for executives, which was established in April 2015. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of December 31, 2017 and 2016, the deferred compensation plan liabilities totaled $6.5 million and $3.1 million, respectively, and are included in “other long-term liabilities” in the consolidated balance sheet. The Company held funds of approximately $6.5 million and $3.1 million in an irrevocable grantor's rabbi trust as of December 31, 2017 and 2016, respectively, related to this plan. Rabbi trust assets are classified as trading marketable securities and are included in “other current assets” in the consolidated balance sheets. Unrealized gains and losses on these marketable securities are included in “other income” in the consolidated statements of comprehensive (loss) income. For the years ended December 31, 2017, 2016 and 2015, the Company recognized expenses of $0.8 million, $0.6 million and $0.2 million, respectively, under this plan.

NOTE 24 – SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

2017	First	Second	Third	Fourth
Net sales	$220,859	$289,507	$271,646	$274,219
Gross profit	81,743	159,357	146,129	122,727
Operating loss	(105,383)	(185,667)	(25,751)	(75,568)
Net loss	(90,570)	(209,536)	(63,971)	(46,449)
Net loss per ordinary share - basic	$(0.56)	$(1.29)	$(0.39)	$(0.28)
Net loss per ordinary share - diluted	(0.56)	(1.29)	(0.39)	(0.28)

2016	First	Second	Third	Fourth
Net sales	$204,690	$257,378	$208,702	$310,350
Gross profit	127,457	176,252	123,541	160,598
Operating (loss) income	(27,204)	31,467	(21,322)	(130,108)
Net (loss) income	(45,406)	14,984	(5,870)	(130,542)
Net (loss) income per ordinary share - basic	$(0.28)	$0.09	$(0.04)	$(0.81)
Net (loss) income per ordinary share - diluted	(0.28)	0.09	(0.04)	(0.81)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Each of the Three Fiscal Years Ended December 31, 2017, 2016 and 2015:

	Balance at		Additions charged to	Deductions	Balance at
Valuation and Qualifying Accounts	beginning	Acquisitions	costs and	from	end of
(in thousands)	of period	/(Divestitures)	expenses	reserves	period
Year ended December 31, 2017:
Allowance for discounts and returns	21,916	-	125,851	(100,671)	47,096
Year ended December 31, 2016:
Allowance for discounts and returns	14,964	1,234	81,089	(75,371)	21,916
Year ended December 31, 2015:
Allowance for discounts and returns	4,483	236	55,702	(45,457)	14,964

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON PHARMA PLC

Dated: February 28, 2018	By:	/s/ Timothy P. Walbert
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

SIGNATURE	TITLE	DATE

/s/ TIMOTHY P. WALBERT	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2018
Timothy P. Walbert

/s/ PAUL W. HOELSCHER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Paul W. Hoelscher

/s/ MILES W. MCHUGH Miles W. McHugh	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018

/s/ MICHAEL GREY	Director	February 28, 2018
Michael Grey

/s/ LIAM DANIEL	Director	February 28, 2018
Liam Daniel

/s/ JEFF HIMAWAN	Director	February 28, 2018
Jeff Himawan, Ph.D.

/s/ RONALD PAULI	Director	February 28, 2018
Ronald Pauli

/s/ GINO SANTINI	Director	February 28, 2018
Gino Santini

/s/ JAMES SHANNON	Director	February 28, 2018
James Shannon M.D.

/s/ H. THOMAS WATKINS	Director	February 28, 2018
H. Thomas Watkins

/s/ PASCALE WITZ	Director	February 28, 2018
Pascale Witz