Form 10-Q
period 2018-03-31
Horizon Pharma plc
filed 2018-05-09
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of April 27, 2018: 165,041,063.

HORIZON PHARMA PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of	As of
	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$674,330	$751,368
Restricted cash	6,390	6,529
Accounts receivable, net	404,208	405,214
Inventories, net	47,365	61,655
Prepaid expenses and other current assets	52,805	43,402
Total current assets	1,185,098	1,268,168
Property and equipment, net	19,488	20,405
Developed technology, net	2,338,942	2,443,949
Other intangible assets, net	5,241	5,441
Goodwill	426,441	426,441
Deferred tax assets, net	859	3,470
Other assets	26,776	36,081
Total assets	$4,002,845	$4,203,955
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt—current portion	$38,446	$10,625
Accounts payable	41,271	34,681
Accrued expenses	180,448	175,697
Accrued trade discounts and rebates	429,701	501,753
Accrued royalties—current portion	65,534	65,328
Deferred revenues—current portion	3,812	6,885
Total current liabilities	759,212	794,969
LONG-TERM LIABILITIES:
Exchangeable notes, net	318,669	314,384
Long-term debt, net, net of current	1,547,912	1,576,646
Accrued royalties, net of current	291,456	291,185
Deferred revenues, net of current	—	9,713
Deferred tax liabilities, net	157,472	157,945
Other long-term liabilities	67,029	68,015
Total long-term liabilities	2,382,538	2,417,888
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 300,000,000 shares authorized; 165,359,893 and 164,785,083 shares issued at March 31, 2018 and December 31, 2017, respectively, and 164,975,527 and 164,400,717 shares outstanding at March 31, 2018 and December 31, 2017, respectively	17	16
Treasury stock, 384,366 ordinary shares at March 31, 2018 and December 31, 2017	(4,585)	(4,585)
Additional paid-in capital	2,274,254	2,248,979
Accumulated other comprehensive loss	(520)	(983)
Accumulated deficit	(1,408,071)	(1,252,329)
Total shareholders’ equity	861,095	991,098
Total liabilities and shareholders' equity	$4,002,845	$4,203,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2018	2017
Net sales	$223,881	$220,859
Cost of goods sold	116,092	139,116
Gross profit	107,789	81,743
OPERATING EXPENSES:
Research and development	17,645	13,061
Selling, general and administrative	179,599	174,065
Impairment of long-lived asset	37,853	—
Total operating expenses	235,097	187,126
Operating loss	(127,308)	(105,383)
OTHER EXPENSE, NET:
Interest expense, net	(30,454)	(31,983)
Foreign exchange loss	(110)	(259)
Loss on debt extinguishment	—	(533)
Other income, net	178	35
Total other expense, net	(30,386)	(32,740)
Loss before benefit for income taxes	(157,694)	(138,123)
Benefit for income taxes	(367)	(47,553)
Net loss	$(157,327)	$(90,570)
Net loss per ordinary share—basic and diluted	$(0.96)	$(0.56)
Weighted average ordinary shares outstanding—basic and diluted	164,549,502	161,972,052
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments	463	328
Other comprehensive income	463	328
Comprehensive loss	$(156,864)	$(90,242)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157,327)	$(90,570)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	68,907	71,483
Equity-settled share-based compensation	27,833	28,837
Royalty accretion	14,718	12,959
Royalty liability remeasurement	(2,151)	(2,944)
Impairment of long-lived asset	37,853	—
Amortization of debt discount and deferred financing costs	5,496	5,423
Deferred income taxes	1,680	(47,695)
Loss on debt extinguishment	—	533
Foreign exchange and other adjustments	(120)	787
Changes in operating assets and liabilities:
Accounts receivable	1,064	(94,377)
Inventories	14,290	37,050
Prepaid expenses and other current assets	(9,805)	(2,445)
Accounts payable	6,528	36,078
Accrued trade discounts and rebates	(72,120)	116,079
Accrued expenses and accrued royalties	4,454	(46,040)
Deferred revenues	(1,484)	(618)
Other non-current assets and liabilities	(627)	266
Net cash (used in) provided by operating activities	(60,811)	24,806
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment related to license agreement	(12,000)	—
Purchases of property and equipment	(665)	(1,423)
Net cash used in investing activities	(12,665)	(1,423)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loans	(2,125)	(772,750)
Net proceeds from term loans	—	847,768
Proceeds (refunds) related to the ESPP plan	14	(173)
Proceeds from the issuance of ordinary shares in connection with stock option exercises	945	544
Payment of employee withholding taxes related to share-based awards	(3,517)	(4,277)
Net cash (used in) provided by financing activities	(4,683)	71,112
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	982	(298)
Net (decrease) increase in cash, cash equivalents and restricted cash	(77,177)	94,197
Cash, cash equivalents and restricted cash, beginning of the period	757,897	516,150
Cash, cash equivalents and restricted cash, end of the period	$680,720	$610,347

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$15,376	$20,682
Net cash refunds for income taxes	(914)	(64)
Cash paid for debt extinguishment	—	145
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued expenses	8	1,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Horizon Pharma plc and its consolidated subsidiaries.  The unaudited condensed consolidated financial statements presented herein include the accounts of the Company and its wholly owned subsidiaries.  All intra-company transactions and balances have been eliminated.

Business Overview

The Company is a biopharmaceutical company focused on researching, developing and commercializing innovative medicines that address unmet treatment needs for rare and rheumatic diseases.  By fostering a growing pipeline of medicines in development and exploring all potential uses for currently marketed medicines, the Company strives to make a powerful difference for patients, their caregivers and physicians.  The Company markets eleven medicines in the areas of orphan diseases, rheumatology and primary care.

The Company’s marketed medicines are:

Orphan
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
VIMOVO® (naproxen/esomeprazole magnesium)
MIGERGOT® (ergotamine tartrate & caffeine suppositories)

See Note 4 for details of business acquisitions and divestitures.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

From time to time, the Company adopts new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies.

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”).  The new standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The new standard is required to be applied retrospectively to each prior reporting period presented or modified retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.

The Company elected to utilize the modified retrospective method.  The performance obligations identified by the Company under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers, are similar to the unit of account and performance obligation determination under ASC Topic 605, Revenue Recognition.  The implementation of this guidance did not have a material impact on the Company’s condensed consolidated financial statements as the timing of revenue recognition for its primary revenue stream, product sales, did not significantly change.  Certain of the Company’s contracts for sales outside the United States include variable consideration that the Company was precluded from recognizing because the amounts were contingent.  The Company assessed that the new standard required a cumulative-effect adjustment of certain deferred revenues under these contracts that were originally expected to be recognized in the future.  Upon adoption on January 1, 2018, the Company reclassified $11.3 million of deferred revenue directly to retained earnings.  Following this reclassification, no amounts remained in deferred revenue relating to these contracts.  In addition, as a result of the adoption of ASU No. 2014-09, the Company now presents all allowances for medicine returns in accrued expenses on the condensed consolidated balance sheet. This resulted in a reclassification of $37.9 million of allowances for medicine returns from “accounts receivable, net” to “accrued expenses” in the consolidated balance sheet at December 31, 2017, and a reclassification of $3.3 million between the “accounts receivable” and “accrued expenses and accrued royalties” line items within the changes in operating assets and liabilities section of the condensed consolidated statement of cash flow for the three months ended March 31, 2017.

Effective January 1, 2018, the Company adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU No. 2016-16”).  ASU No. 2016-16 was issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Previously, GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting.  ASU No. 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and does not require new disclosures.  Upon adoption, the Company applied the modified retrospective basis through a cumulative-effect adjustment to retained earnings and the Company reclassified $9.3 million of unrecognized deferred charges directly to retained earnings.

Effective January 1, 2018, the Company adopted ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU No. 2017-09”).  The amendment amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC Topic 718, Compensation- Stock Compensation.  Upon adoption, the Company applied the prospective method and will account for future modifications, if any, under this guidance.  The adoption of ASU No. 2017-09 did not have a material impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”).  ASU No. 2016-18 addresses diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows.  ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  Refer to the table below to see the impact of the adoption of ASU No. 2016-18 on the Company’s condensed consolidated statement of cash flows.

Effective January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle.  Refer to the table below to see the impact of the adoption of ASU No. 2016-15 on the Company’s condensed consolidated statement of cash flows.

The following table summarizes the adjustments made to conform prior period classifications as a result of the adoption of ASU No. 2016-18 and ASU No. 2016-15 (in thousands):

	For the Three Months Ended March 31, 2017
		ASU No. 2016-18	ASU No. 2016-15
	As filed	Reclassification (2)	Reclassification (3)	As adjusted
Net cash provided by operating activities	$20,721	$—	$4,085	$24,806
Net cash used in investing activities	(1,317)	(106)	—	(1,423)
Net cash provided by financing activities	75,197	—	(4,085)	71,112
Cash, cash equivalents and restricted cash, beginning of the period (1)	509,055	7,095	—	516,150
Cash, cash equivalents and restricted cash, end of the period (1)	603,358	6,989	—	610,347

(1)	Cash, cash equivalents and restricted cash, beginning of the period and end of the period presented in the "As filed" column in the table above excludes restricted cash.
(2)	$7.1 million and $7.0 million in the table above represent the Company’s restricted cash balance at December 31, 2016 and March 31, 2017, respectively.
(3)

Upon adoption of ASU No. 2016-15, the Company reclassified prepayment penalties and debt extinguishment costs of $3.8 million and $0.3 million, respectively, from operating activities to financing activities.

Effective January 1, 2018, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”), to eliminate the second step of the goodwill impairment test.  ASU No. 2017-04 requires an entity to measure a goodwill impairment loss as the amount by which the carrying value of a reporting unit exceeds its fair value.  Additionally, an entity should include the income tax effects from any tax deductible goodwill on the carrying value of the reporting unit when measuring a goodwill impairment loss, if applicable.  The Company will apply ASU No. 2017-04 in future goodwill impairment testing. The adoption of ASU No. 2017-04 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Significant Accounting Policies

As described above, effective January 1, 2018, the Company adopted ASU No. 2014-09.  The Company modified its critical accounting policies related to revenue recognition following the adoption of ASU No. 2014-09, and the Company’s updated policies are described below.

Revenue Recognition

In the United States, the Company sells its medicines primarily to wholesale distributors and specialty pharmacy providers.  In other countries, the Company sells its medicines primarily to wholesale distributors and other third-party distribution partners.  These customers subsequently resell the Company’s medicines to health care providers and patients.  In addition, the Company enters into arrangements with health care providers and payors that provide for government-mandated or privately-negotiated discounts and allowances related to the Company’s medicines.  Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied.  The majority of the Company's contracts have a single performance obligation to transfer medicines.  Accordingly, revenues from medicine sales are recognized when the customer obtains control of the Company’s medicines, which occurs at a point in time, typically upon delivery to the customer.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring medicines and is generally based upon a list or fixed price less allowances for medicine returns, rebates and discounts.  The Company sells its medicines to wholesale pharmaceutical distributors and pharmacies under agreements with payment terms typically less than 90 days.  The Company’s process for estimating reserves established for these variable consideration components does not differ materially from the Company’s historical practices.

Medicine Sales Discounts and Allowances

The nature of the Company's contracts gives rise to variable consideration, because of allowances for medicine returns, rebates and discounts.  Allowances for medicine returns, rebates and discounts are recorded at the time of sale to wholesale pharmaceutical distributors and pharmacies.  The Company applies significant judgments and estimates in determining some of these allowances.  If actual results differ from its estimates, the Company will be required to make adjustments to these allowances in the future.  The Company’s adjustments to gross sales are discussed further below.

Commercial Rebates

The Company participates in certain commercial rebate programs.  Under these rebate programs, the Company pays a rebate to the commercial entity or third-party administrator of the program.  The Company calculates accrued commercial rebate estimates using the expected value method.  The Company accrues estimated rebates based on contract prices, estimated percentages of medicine sold to qualified patients and estimated levels of inventory in the distribution channel and records the rebate as a reduction of revenue.  Accrued commercial rebates are included in “accrued trade discounts and rebates” on the condensed consolidated balance sheet.

Distribution Service Fees

The Company includes distribution service fees paid to its wholesalers for distribution and inventory management services as a reduction to revenue.  The Company calculates accrued distribution service fee estimates using the most likely amount method.  The Company accrues estimated distribution fees based on contractually determined amounts, typically as a percentage of revenue.  Accrued distribution service fees are included in “accrued trade discounts and rebates” on the condensed consolidated balance sheet.

Patient Access Programs

The Company offers discount card and other programs such as its HorizonCares program to patients under which the patient receives a discount on his or her prescription.  In certain circumstances when a patient’s prescription is rejected by a managed care vendor, the Company will pay for the full cost of the prescription.  The Company reimburses pharmacies for this discount through third-party vendors.  The Company reduces gross sales by the amount of actual co-pay and other patient assistance in the period based on the invoices received.  The Company also records an accrual to reduce gross sales for estimated co-pay and other patient assistance on units sold to distributors that have not yet been prescribed/dispensed to a patient.  The Company calculates accrued co-pay and other patient assistance fee estimates using the expected value method.  The estimate is based on contract prices, estimated percentages of medicine that will be prescribed to qualified patients, average assistance paid based on reporting from the third-party vendors and estimated levels of inventory in the distribution channel.  Accrued co-pay and other patient assistance fees are included in “accrued trade discounts and rebates” on the condensed consolidated balance sheet.  Patient assistance programs include both co-pay assistance and fully bought down prescriptions.

Sales Returns

Consistent with industry practice, the Company maintains a return policy that allows customers to return medicines within a specified period prior to and subsequent to the medicine expiration date.  Generally, medicines may be returned for a period beginning six months prior to its expiration date and up to one year after its expiration date.  The right of return expires on the earlier of one year after the medicine expiration date or the time that the medicine is dispensed to the patient.  The majority of medicine returns result from medicine dating, which falls within the range set by the Company’s policy, and are settled through the issuance of a credit to the customer.  The Company calculates sales returns using the expected value method.  The estimate of the provision for returns is based upon the Company’s historical experience with actual returns.  This period is known to the Company based on the shelf life of medicines at the time of shipment.  The Company records sales returns in “accrued expenses” and as a reduction of revenue.

Prompt Pay Discounts

As an incentive for prompt payment, the Company offers a 2% cash discount to customers.  The Company calculates accrued prompt pay discounts using the most likely amount method.  The Company expects that all customers will comply with the contractual terms to earn the discount.  The Company records the discount as an allowance against “accounts receivable, net” and a reduction of revenue.

Government Rebates

The Company participates in certain federal government rebate programs, such as Medicare and Medicaid.  The Company calculates accrued government rebate estimates using the expected value method.  The Company accrues estimated rebates based on percentages of medicine sold to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that are expected to be sold to qualified patients and records the rebates as a reduction of revenue.  Accrued government rebates are included in “accrued trade discounts and rebates” on the condensed consolidated balance sheet.

Government Chargebacks

The Company provides discounts to federal government qualified entities with whom the Company has contracted.  These federal entities purchase medicines from the wholesale pharmaceutical distributors at a discounted price, and the wholesale pharmaceutical distributors then charge back to the Company the difference between the current retail price and the contracted price that the federal entities paid for the medicines.  The Company calculates accrued government chargeback estimates using the expected value method.  The Company accrues estimated chargebacks based on contract prices and sell-through sales data obtained from third-party information and records the chargeback as a reduction of revenue.  Accrued government chargebacks are included in “accrued trade discounts and rebates” on the condensed consolidated balance sheet.

Bad Debt Expense

The Company’s medicines are sold to wholesale pharmaceutical distributors and pharmacies.  The Company monitors its accounts receivable balances to determine the impact, if any, of such factors as changes in customer concentration, credit risk and the realizability of its accounts receivable, and records a bad debt reserve when applicable.

NOTE 3 – NET LOSS PER SHARE

The following table presents basic and diluted net loss per share for the three months ended March 31, 2018 and 2017 (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2018	2017
Basic and diluted net loss per share calculation:
Net loss	$(157,327)	$(90,570)
Weighted average ordinary shares outstanding	164,549,502	161,972,052
Basic and diluted net loss per share	$(0.96)	$(0.56)

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

The computation of diluted net loss per share excluded 12.0 million shares subject to equity awards for the three months ended March 31, 2018, and 15.5 million shares subject to equity awards and warrants for the three months ended March 31, 2017, because their inclusion would have had an anti-dilutive effect on diluted net loss per share.

The potentially dilutive impact of the March 2015 private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) by Horizon Pharma Investment Limited (“Horizon Investment”), a wholly owned subsidiary of the Company, is determined using a method similar to the treasury stock method.  Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash.  Instead, the Company is required to increase the diluted net (loss) income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares.  For diluted net (loss) income per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s ordinary shares over the reporting period is in excess of the exchange price of the Exchangeable Senior Notes.  There was no calculated spread added to the denominator for the three months ended March 31, 2018 and 2017.

NOTE 4 – ACQUISITIONS, DIVESTITURES AND OTHER ARRANGEMENTS

Acquisitions

Acquisition of River Vision

On May 8, 2017, the Company acquired 100% of the equity interests in River Vision Development Corp. (“River Vision”) for upfront cash payments totaling approximately $150.3 million, including cash acquired of $6.3 million, with additional potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds.  Pursuant to ASC 805 (as amended by ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”)), the Company accounted for the River Vision acquisition as the purchase of an in-process research and development (“IPR&D”) asset and, pursuant to ASC Topic 730, Research and Development, recorded the purchase price as research and development expense during the year ended December 31, 2017.  Further, the Company recognized approximately $13.1 million of federal net operating losses, $2.8 million of state net operating losses and $5.8 million of federal tax credits.  The acquired tax attributes were set up as deferred tax assets for which a comparable amount was recorded as a deferred credit in long-term liabilities.  The deferred tax assets were further netted with the net deferred tax liabilities of the U.S. group.

Under the agreement for the acquisition of River Vision, the Company is required to pay up to $325.0 million upon the attainment of various milestones related to U.S. Food and Drug Administration (“FDA”) approval and net sales thresholds.  The agreement also includes a royalty payment of three percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).  Under a separate agreement, the Company is also required to pay up to CHF103.0 million ($108.0 million when converted using a CHF-to-Dollar exchange rate at March 31, 2018 of 1.0482) upon the attainment of various milestones related to approval, filing and net sales thresholds.  During the year ended December 31, 2017, CHF2.0 million ($2.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0169) was paid in relation to these milestones.  The separate agreement also includes a royalty payment of between nine percent and twelve percent of the portion of annual worldwide net sales.

Acquisition of Additional Rights to Interferon Gamma-1b

On June 30, 2017, the Company completed its acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International GmbH (“Boehringer Ingelheim International”) in all territories outside of the United States, Canada and Japan, as the Company previously held marketing rights to interferon gamma-1b in these territories, and in connection therewith, paid Boehringer Ingelheim International €19.5 million ($22.3 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1406).  Boehringer Ingelheim International commercialized interferon gamma-1b as IMUKIN in an estimated thirty countries, primarily in Europe and the Middle East.  Upon closing, during the year ended December 31, 2017, the Company accounted for the €19.5 million payment ($22.3 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1406) as the acquisition of an asset which was immediately impaired, and recorded the payment as a “selling, general and administrative” expense in its condensed consolidated statement of comprehensive loss.  The Company currently markets interferon gamma-1b as ACTIMMUNE in the United States.

Divestiture of PROCYSBI and QUINSAIR rights in the EMEA Regions

On June 23, 2017, the Company completed the sale of its European subsidiary that owned the marketing rights to PROCYSBI and QUINSAIR in Europe, the Middle East and Africa (“EMEA”) regions (the “Chiesi divestiture”) to Chiesi Farmaceutici S.p.A. (“Chiesi”) for an upfront payment of $72.5 million, which reflects $3.1 million of cash divested, with additional potential milestone payments based on sales thresholds.

Pursuant to ASU No. 2017-01, the Company accounted for the Chiesi divestiture as a sale of a business.  The Company determined that the sale of the business and its assets in connection with the Chiesi divestiture did not constitute a strategic shift and that it did not and will not have a major effect on its operations and financial results.  Accordingly, the operations associated with the Chiesi divestiture are not reported as discontinued operations.

The gain on divestiture recorded during the year ended December 31, 2017, was determined as follows (in thousands):

Cash proceeds	$72,462
Add reimbursement of royalties	27,101
Less net assets sold:
Developed technology	(47,261)
Goodwill	(16,285)
Other	(24,482)
Transaction and other costs	(5,268)
Gain on divestiture	$6,267

Under the terms of its agreement with Chiesi, the Company will continue to pay third parties for the royalties on sales of PROCYSBI and QUINSAIR in the EMEA regions, and Chiesi will reimburse the Company for those royalties.  At the date of divestiture, the Company recorded an asset of $27.1 million to “other assets”, which represented the estimated amounts that are expected to be reimbursed from Chiesi for the PROCYSBI and QUINSAIR royalties.  These estimated royalties are accrued in “accrued expenses” and “other long-term liabilities”.

Transaction and other costs primarily relate to professional and license fees attributable to the divestiture.

Other Arrangements

Licensing agreement

On December 12, 2017, the Company entered into an agreement to license HZN-003 (formerly MEDI4945), a potential next-generation biologic for uncontrolled gout, from MedImmune LLC (“MedImmune”), the global biologics research and development arm of the AstraZeneca Group.  HZN-003 is a pre-clinical, genetically engineered uricase derivative with optimized uricase and optimized PEGylation technology that has the potential to improve the response rate to the biologic as well as the potential for subcutaneous dosing.  Under the terms of the agreement, the Company agreed to pay MedImmune an upfront cash payment of $12.0 million with additional potential future milestone payments of up to $153.5 million contingent on the satisfaction of certain development and sales thresholds.  The $12.0 million upfront payment was accounted for as the acquisition of an asset and was recorded as “research and development” expenses in the condensed consolidated statement of comprehensive loss during the year ended December 31, 2017 and included in “accrued expenses” as of December 31, 2017.  The upfront payment was subsequently paid in January 2018.

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

The components of inventories as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$5,214	$4,553
Work-in-process	26,706	27,589
Finished goods	15,445	29,513
Inventories, net	$47,365	$61,655

Finished goods at December 31, 2017 included $17.0 million of stepped-up KRYSTEXXA inventory. During the three months ended March 31, 2018, the Company recorded the remaining $17.0 million of KRYSTEXXA inventory step-up expense to cost of goods sold.  During the three months ended March 31, 2017, the Company recorded $14.4 million of KRYSTEXXA inventory step-up expense and $26.1 million of PROCYSBI and QUINSAIR inventory step-up expense to cost of goods sold.

KRYSTEXXA inventory step-up was fully expensed by March 31, 2018.  As a result, the Company expects the costs of goods sold related to KRYSTEXXA to decrease significantly beginning from the second quarter of 2018 to levels consistent with the historical cost of goods sold before the Company’s acquisition of Crealta Holdings LLC (“Crealta”).

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on the Company’s gross profit, gross margin percentage and net income (loss) for all affected periods, the Company discloses balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Medicine samples inventory	$9,168	$11,415
Deferred charge for taxes on intra-company profit	8,311	535
Rabbi trust assets	7,944	6,490
Other prepaid expenses and other current assets	27,382	24,962
Prepaid expenses and other current assets	$52,805	$43,402

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Software	$15,105	$14,956
Leasehold improvements	9,932	9,415
Machinery and equipment	4,819	4,819
Computer equipment	2,235	2,235
Other	2,419	2,508
	34,510	33,933
Less accumulated depreciation	(15,116)	(13,672)
Construction in process	94	144
Property and equipment, net	$19,488	$20,405

Depreciation expense was $1.6 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of March 31, 2018 and December 31, 2017 was $426.4 million.

During the year ended December 31, 2017, in connection with the Chiesi divestiture, the Company recorded a reduction to goodwill of $16.3 million.  See Note 4 for further details.

As of March 31, 2018, there were no accumulated goodwill impairment losses.

Intangible Assets

As of March 31, 2018, the Company’s finite-lived intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, MIGERGOT, PENNSAID 2%, PROCYSBI, RAVICTI, RAYOS and VIMOVO in the United States, and AMMONAPS, BUPHENYL and LODOTRA outside the United States, as well as customer relationships for ACTIMMUNE.

During the year ended December 31, 2017, in connection with the Chiesi divestiture, the Company recorded a reduction in the net book value of developed technology related to PROCYSBI of $47.3 million.  See Note 4 for further details.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value.  During the three months ended March 31, 2018, the Company recorded an impairment of $37.9 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a Patented Medicine Prices Review Board review.  The fair value of developed technology was determined using an income approach.

Intangible assets as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018				December 31, 2017
	Cost Basis	Accumulated Amortization	Impairment	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$3,115,695	$(738,900)	$(37,853)	$2,338,942	$3,115,695	$(671,746)	$2,443,949
Customer relationships	8,100	(2,859)	—	5,241	8,100	(2,659)	5,441
Total intangible assets	$3,123,795	$(741,759)	$(37,853)	$2,344,183	$3,123,795	$(674,405)	$2,449,390

Amortization expense for the three months ended March 31, 2018 and 2017 was $67.4 million and $69.7 million, respectively. As of March 31, 2018, estimated future amortization expense was as follows (in thousands):

2018 (April to December)	$202,439
2019	256,658
2020	255,962
2021	248,456
2022	243,872
Thereafter	1,136,796
Total	$2,344,183

NOTE 9 - OTHER ASSETS

Included in other assets at March 31, 2018 and December 31, 2017, was $24.0 million and $24.6 million, respectively, which represents the long-term portion of the estimated amounts that are expected to be reimbursed from Chiesi for PROCYSBI and QUINSAIR royalties.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses as of March 31, 2018 and December 31, 2017, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Payroll-related expenses	$45,225	$56,338
Allowances for returns	39,672	37,863
Consulting and professional services	32,181	27,542
Accrued interest	25,935	14,127
Accrued upfront payment related to license agreement	—	12,000
Accrued other	37,435	27,827
Accrued expenses	$180,448	$175,697

Accrued other as of March 31, 2018 and December 31, 2017 included $4.4 million and $2.1 million, respectively, related to a loss on inventory purchase commitments.

NOTE 11 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of March 31, 2018 and December 31, 2017, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued wholesaler fees and commercial rebates	$159,844	$190,215
Accrued co-pay and other patient assistance	170,483	230,533
Accrued government rebates and chargebacks	99,374	81,005
Accrued trade discounts and rebates	$429,701	$501,753
Invoiced wholesaler fees and commercial rebates, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	6,671	15,042
Total customer-related accruals and allowances	$436,372	$516,795

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2017 to March 31, 2018 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2017	$190,485	$232,325	$93,985	$516,795
Current provisions relating to sales during the three months ended March 31, 2018	137,049	487,280	88,112	712,441
Adjustments relating to prior-year sales	(655)	(374)	(5,041)	(6,070)
Payments relating to sales during the three months ended March 31, 2018	(13,857)	(316,727)	(26,016)	(356,600)
Payments relating to prior-year sales	(152,965)	(231,951)	(45,278)	(430,194)
Balance at March 31, 2018	$160,057	$170,553	$105,762	$436,372

NOTE 12 – ACCRUED ROYALTIES

During the three months ended March 31, 2018, changes to the liability for royalties for medicines acquired through business combinations consisted of the following (in thousands):

Balance as of December 31, 2017	356,513
Remeasurement of royalty liabilities	(2,151)
Royalty payments	(12,031)
Accretion expense	14,649
Other royalty expense	10
Balance as of March 31, 2018	356,990
Accrued royalties - current portion as of March 31, 2018	65,534
Accrued royalties, net of current as of March 31, 2018	$291,456

During the three months ended March 31, 2018, the Company recorded a reduction of $2.2 million to cost of goods sold as a result of updated estimates of future sales of PROCYSBI in Canada and Latin America.

NOTE 13 – SEGMENT AND OTHER INFORMATION

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its single operating segment, and all other customers as a group (in thousands, except percentages):

	For the Three Months Ended March 31,
	2018		2017
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$276,812	29%	$251,090	27%
Customer B	217,857	23%	305,552	33%
Customer C	112,166	12%	139,224	15%
Other Customers	347,604	36%	232,707	25%
Gross Sales	$954,439	100%	$928,573	100%

The following table presents a summary of net sales attributed to geographic sources for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$219,371	98%	$210,885	95%
Rest of world	4,510	2%	9,974	5%
Net sales	$223,881		$220,859

The following table reflects net sales by medicine for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
RAVICTI	$49,093	$43,875
KRYSTEXXA	46,718	31,614
PROCYSBI	34,934	34,279
PENNSAID 2%	26,803	41,610
ACTIMMUNE	24,857	26,202
DUEXIS	15,677	17,729
RAYOS	10,690	10,258
VIMOVO	8,379	4,883
BUPHENYL	5,742	6,324
MIGERGOT	751	1,423
QUINSAIR	122	1,793
LODOTRA	115	869
Net sales	$223,881	$220,859

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

As of March 31, 2018, the Company’s restricted cash included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values.  Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

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

The Company transfers its financial assets and liabilities between the fair value hierarchies at the end of each reporting period.  There were no transfers between the different levels of the fair value hierarchy during the three months ended March 31, 2018 or 2017.

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$3,000	$—	$3,000
Money market funds	611,000	—	—	611,000
Other current assets	7,669	—	—	7,669
Total assets at fair value	$618,669	$3,000	$—	$621,669
Liabilities:
Other long-term liabilities	(7,669)	—	—	(7,669)
Total liabilities at fair value	$(7,669)	$—	$—	$(7,669)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$3,000	$—	$3,000
Money market funds	687,000	—	—	687,000
Other current assets	6,490	—	—	6,490
Total assets at fair value	$693,490	$3,000	$—	$696,490
Liabilities:
Other long-term liabilities	(6,490)	—	—	(6,490)
Total liabilities at fair value	$(6,490)	$—	$—	$(6,490)

NOTE 15 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2018 and December 31, 2017, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
2017 Term Loan Facility	$843,625	$845,750
2023 Senior Notes	475,000	475,000
2024 Senior Notes	300,000	300,000
Exchangeable Senior Notes	400,000	400,000
Total face value	2,018,625	2,020,750
Debt discount	(103,108)	(108,054)
Deferred financing fees	(10,490)	(11,041)
Total long-term debt	1,905,027	1,901,655
Less: current maturities	(38,446)	(10,625)
Long-term debt, net of current maturities	$1,866,581	$1,891,030

 2017 Term Loan Facilities

On October 23, 2017, Horizon Pharma, Inc. (“HPI”) and Horizon Pharma USA, Inc. (“HPUSA” and, together with HPI, in such capacity, the “Borrowers”), wholly owned subsidiaries of the Company, borrowed approximately $845.8 million aggregate principal amount of loans (the “October 2017 Refinancing Loans”) pursuant to an amendment (the “October 2017 Refinancing Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrowers, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, and Amendment No. 2, dated March 29, 2017 (the “March 2017 Credit Agreement”) (the “2017 Term Loan Facility”).  As used herein, all references to the “Credit Agreement” are references to the March 2017 Credit Agreement, as amended by the October 2017 Refinancing Amendment.

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

The Company elected to exercise its reinvestment rights under the mandatory prepayment provisions of the March 2017 Credit Agreement with respect to the net proceeds from the Chiesi divestiture.  To the extent the Company does not apply such net proceeds to permitted acquisitions (including the acquisition of rights to products and products lines) and/or the acquisition of capital assets within 365 days of the receipt thereof (or commit to so apply and then apply within 180 days after the end of such 365-day period), the Borrowers under the March 2017 Credit Agreement would be required to make a mandatory prepayment under the March 2017 Credit Agreement in an amount equal to the unapplied net proceeds.  Until such time, the net proceeds are not legally restricted for use.  Included in “long-term debt, current portion” at March 31, 2018, is $29.9 million which the Company may be required to repay under the mandatory prepayment provisions of the March 2017 Credit Agreement.

Borrowers under the Credit Agreement are permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium.  The Borrowers are required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of the Company’s excess cash flow (subject to decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively).  The October 2017 Refinancing Loans are amortized in equal quarterly installments that began on December 31, 2017, in an aggregate annual amount equal to 1.00% of the original principal amount of the October 2017 Refinanced Loans (i.e. $850.0 million), with any remaining balance payable on March 29, 2024, the final maturity date of the October 2017 Refinancing Loans.

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

The interest on the Company’s 2017 Term Loan Facility is variable and as of March 31, 2018, the interest rate on the 2017 Term Loan Facility was 5.13% and the effective interest rate was 5.16%.

As of March 31, 2018, the fair value of the amounts outstanding under the 2017 Term Loan Facility was approximately $848.9 million, categorized as a Level 2 instrument, as defined in Note 14.

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

In connection with the closing of the acquisition of Hyperion Therapeutics, Inc. (“Hyperion”) on May 7, 2015, Horizon Financing merged with and into HPI and, as a result, the 2023 Senior Notes became HPI’s general unsecured senior obligations.  The obligations under the 2023 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and all of the Company’s direct and indirect subsidiaries that are guarantors from time to time under the Credit Agreement.

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

As of March 31, 2018, the interest rate on the 2023 Senior Notes was 6.625% and the effective interest rate was 6.68%.

As of March 31, 2018, the fair value of the 2023 Senior Notes was approximately $472.6 million, categorized as a Level 2 instrument, as defined in Note 14.

2024 Senior Notes

On October 25, 2016, HPI and HPUSA (together, in such capacity, the “2024 Issuers”), completed a private placement of $300.0 million aggregate principal amount of 8.750% Senior Notes due 2024 (the “2024 Senior Notes”) to certain investment banks acting as initial purchasers who subsequently resold the 2024 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act.  The net proceeds from the offering of the 2024 Senior Notes were approximately $291.9 million, after deducting the initial purchasers’ discount and offering expenses payable by the 2024 Issuers.

The obligations under the 2024 Senior Notes are the 2024 Issuers’ general unsecured senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis by the Company and all of the Company’s direct and indirect subsidiaries that are guarantors from time to time under the Credit Agreement.

The Company used the net proceeds from the offering of the 2024 Senior Notes as well as $375.0 million principal amount of senior secured term loans under the Company’s term loan facility to fund a portion of the acquisition of Raptor Pharmaceutical Corp. (“Raptor”), repay Raptor’s outstanding debt, and pay any prepayment premiums, fees and expenses in connection with the foregoing.

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

As of March 31, 2018, the interest rate on the 2024 Senior Notes was 8.750% and the effective interest rate was 9.20%.

As of March 31, 2018, the fair value of the 2024 Senior Notes was approximately $319.5 million, categorized as a Level 2 instrument, as defined in Note 14.

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

As of March 31, 2018, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

As of March 31, 2018, the interest rate on the Exchangeable Senior Notes was 2.50% and the effective interest rate was 8.88%.

As of March 31, 2018, the fair value of the Exchangeable Senior Notes was approximately $367.0 million, categorized as a Level 2 instrument, as defined in Note 14.

NOTE 16 – OTHER LONG-TERM LIABILITIES

Included in other long-term liabilities at March 31, 2018 and December 31, 2017, is $25.8 million and $26.4 million, respectively, representing the fair value of the long-term portion of the contingent liability for royalties potentially payable on sales by Chiesi under agreements related to PROCYSBI and QUINSAIR.

Other long-term liabilities at March 31, 2018 and December 31, 2017, included $5.8 million and $7.8 million, respectively, related to a loss on inventory purchase commitments.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In November 2010, Raptor and Patheon Pharmaceuticals Inc. (“Patheon”) entered into a manufacturing services agreement, which the Company assumed as a result of its acquisition of Raptor.  Under the agreement, which was amended in April 2012 and June 2013, Patheon is obligated to manufacture PROCYSBI for the Company through December 31, 2019.  The Company must provide Patheon with rolling, non-binding forecasts of PROCYSBI, with a portion of the forecast being a firm written order.  In November 2010, Raptor and Cambrex Profarmaco Milano (“Cambrex”) entered into an active pharmaceutical ingredient (“API”) supply agreement, which the Company assumed as a result of its acquisition of Raptor.  Under the agreement, which was amended in April 2013 and August 2016, Cambrex is obligated to manufacture PROCYSBI API for the Company through November 30, 2020.  The Company must provide Cambrex with rolling, non-binding forecasts, with a portion of the forecast being the minimum floor of the firm order that must be placed.  At March 31, 2018, the Company had a binding purchase commitment with Patheon for PROCYSBI of $2.4 million, to be delivered through December 2018 and with Cambrex for PROCYSBI API of $3.2 million, to be delivered through December 2020.

In July 2013, Vidara Therapeutics International Public Limited Company (“Vidara”) and Boehringer Ingelheim RCV GmbH & Co KG (“Boehringer Ingelheim”) entered into an exclusive supply agreement, which the Company assumed in September 2014 and amended effective as of September 5, 2014, and June 1, 2015.  That supply agreement was replaced with an exclusive global supply agreement between the Company and Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”) effective June 30, 2017.  Under the agreement, Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company.  The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least June 30, 2024.  As of March 31, 2018, the minimum binding purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $24.1 million (converted using a Dollar-to-Euro exchange rate of 1.2324) through July 2024.  As of March 31, 2018, the Company also committed to incur an additional $3.4 million for the harmonization of the drug substance manufacturing process with Boehringer Ingelheim.

In March 2007, Savient Pharmaceuticals, Inc. (as predecessor in interest to Crealta), entered into a commercial supply agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”) for the production of the bulk KRYSTEXXA medicine (“bulk product”).  The Company assumed this agreement as part of the Crealta acquisition and amended the agreement in September 2016.  Under this agreement, the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least eighty percent of its annual world-wide bulk product requirements from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under the agreement if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israeli Office of the Chief Scientist (“OCS”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the OCS.  The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order.  The first six months of the forecast are considered binding firm orders.  At March 31, 2018, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $48.0 million, to be delivered through December 31, 2026.  Additionally, other binding commitments relating to the manufacture of KRYSTEXXA of $0.1 million were in place at March 31, 2018.

In August 2007, the Company entered into a manufacturing and supply agreement with Jagotec AG (“Jagotec”), which was amended in March 2011 and in January 2017.  Under the agreement, Jagotec or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk.  The earliest the agreement can expire is December 31, 2023, and the minimum purchase commitment is in force until December 2023.  At March 31, 2018, the minimum purchase commitment based on tablet pricing in effect under the agreement was $6.6 million through December 2023.  Additionally, purchase orders relating to the manufacture of RAYOS/LODOTRA of $1.0 million were outstanding at March 31, 2018.

In October 2014, in connection with the acquisition of the U.S. rights to PENNSAID 2% from Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (“Nuvo”), the Company and Nuvo entered into an exclusive supply agreement.  Under the supply agreement, which was amended in February 2016, January 2017 and February 2018, Nuvo is obligated to manufacture and supply PENNSAID 2% to the Company.  The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party.  At least ninety days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities.  At March 31, 2018, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $5.7 million, to be delivered through July 2018.

In May 2011, the Company entered into a manufacturing and supply agreement with Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”), and amended the agreement effective as of September 25, 2013.  Pursuant to the agreement, as amended, Sanofi-Aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia.  The agreement term extends until May 2019, and automatically renews for successive two-year terms unless terminated by either party upon two years’ prior written notice.  At March 31, 2018, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $8.5 million, to be delivered through October 2018.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, BUPHENYL, QUINSAIR, VIMOVO and MIGERGOT of $12.4 million were outstanding at March 31, 2018.  Additionally, at March 31, 2018, the Company had a binding commitment related to process validation activities for teprotumumab of $2.3 million, binding batch purchase commitments for teprotumumab of $5.9 million and a binding reserve payment related to the manufacture of teprotumumab of $4.4 million.

Other Agreements

On November 8, 2016, the Company entered into a collaboration and option agreement with a privately held life-science entity for HZN-002, a pre-clinical, novel dexamethasone conjugate.  Under the terms of the agreement, the privately held life-science entity will conduct certain research and pre-clinical and clinical development activities.  Upon execution of the agreement, the Company paid $0.1 million for the option to acquire certain assets of the privately held life-science entity for $25.0 million, which is exercisable on specified key dates.  Under the collaboration and option agreement, the Company may be required to pay an additional $7.2 million upon the attainment of various milestones, primarily to fund clinical development costs for the medicine candidate.  The initial upfront amount paid of $0.1 million has been included in “other assets” in the Company’s consolidated balance sheet as of March 31, 2018 and December 31, 2017.  The Company has determined that the privately held life-science entity is a variable interest entity (“VIE”) as it does not have enough equity to finance its activities without additional financial support.  As the Company does not have the power to direct the activities of the VIE that most significantly affect its economic performance, it is not the primary beneficiary of, and does not consolidate the financial results of the VIE.  The Company will reassess the appropriate accounting treatment for this arrangement throughout the life of the agreement and modify these accounting conclusions accordingly.

See Note 4 for details of other agreements entered into by the Company.

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

In November 2015, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents and information related to its patient access programs and other aspects of its marketing and commercialization activities.  The Company is unable to predict how long this investigation will continue or its outcome, but it anticipates that it may continue to incur significant costs in connection with the investigation, regardless of the outcome.  The Company may also become subject to similar investigations by other governmental agencies.  The investigation by the U.S. Attorney’s Office and any additional investigations of the Company’s patient access programs and sales and marketing activities may result in damages, fines, penalties or other administrative sanctions against the Company.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications.  The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made.  In connection with the federal securities class action litigation (described in Note 18 below), the Company has received notice from the Underwriter Defendants (as defined below) of their intention to seek indemnification and has received and paid several invoices from the Underwriter Defendants.  On November 14, 2016, all defendants moved to dismiss the plaintiffs’ amended complaint.  Plaintiffs filed their opposition to the motion to dismiss on December 21, 2016.  On January 18, 2018, the District Court dismissed all Plaintiffs’ claims against all Defendants, and denied the Plaintiffs any further opportunity to amend their complaint.  On February 16, 2018, plaintiffs filed a notice of appeal of the District Court’s ruling to the Second Circuit Court of Appeals.  The Company may record charges in the future as a result of these indemnification obligations.

In accordance with its memorandum and articles of association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity.  Additionally, the Company has entered into, and intends to continue to enter into, separate indemnification agreements with its directors and executive officers.  These agreements, among other things, require the Company to indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers, or any of the Company’s subsidiaries or any other company or enterprise to which the person provides services at the Company’s request.  In connection with the federal securities class action litigation (described in Note 18 below), the Company has paid legal fees and costs on behalf of itself and the current and former officers and directors of the Company who are named as defendants in that litigation.  The Company also has a director and officer insurance policy that enables it to recover a portion of any amounts paid for current and future potential claims.  All of the Company’s officers and directors have also entered into separate indemnification agreements with HPI.

NOTE 18 - LEGAL PROCEEDINGS

RAVICTI

On March 17, 2014, Hyperion received notice from Par Pharmaceutical, Inc. (“Par Pharmaceutical”) that it had filed an Abbreviated New Drug Application (an “ANDA”) with the FDA seeking approval for a generic version of the Company’s medicine RAVICTI.  The ANDA contained a Paragraph IV Patent Certification alleging that two of the patents covering RAVICTI are invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted.  Hyperion filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Par Pharmaceutical on April 23, 2014 (the “Par Texas action”), seeking an injunction to prevent the approval of Par Pharmaceutical’s ANDA and/or to prevent Par Pharmaceutical from selling a generic version of RAVICTI.  The Company has taken over and is responsible for this patent litigation.

Additional patents covering RAVICTI have been issued since April 2014, and after receiving Paragraph IV Certification notices from Par Pharmaceutical with respect to those patents,  the Company filed suit in the United States District Court for the District of New Jersey against Par Pharmaceutical on June 30, 2016 (the “Par New Jersey action”), seeking an injunction to prevent the approval of Par Pharmaceutical’s ANDA and/or to prevent Par Pharmaceutical from selling a generic version of RAVICTI.  The lawsuit alleges that Par Pharmaceutical has infringed the Company’s patents covering RAVICTI by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents.  The subject patents are listed in the FDA’s Orange Book (the “Orange Book”).  The Par New Jersey action has been stayed pending the Patent Trial and Appeals Board (the “PTAB”) issuing a final written decision on the inter parte review (the “IPR”) relating to one of the patents that is the subject of the lawsuit.

On April 29, 2015, Par Pharmaceutical filed Petitions for IPR of two of the Company’s patents covering RAVICTI.  In September 2016 and November 2016, the PTAB issued two final written decisions, finding all of the claims in one of the patents to be unpatentable and all of the claims in the other patent to be patentable.  The Company did not appeal the PTAB’s final written decision with respect to the patent found to be unpatentable.  On December 29, 2016, Par Pharmaceutical filed a notice of appeal with the Federal Circuit to appeal the final written decision of the PTAB concerning the patent held to be patentable.

On July 13, 2017, Par Pharmaceutical filed Petitions for IPR of three of the Company’s patents covering RAVICTI.  The IPR requests were granted on January 30, 2018.

On September 4, 2015, the Company received notice from Lupin Limited of Lupin Limited’s Paragraph IV Patent Certification against two of the Company’s patents covering RAVICTI, advising that Lupin Limited had filed an ANDA with the FDA for a generic version of RAVICTI.  On November 6, 2015, the Company also received notice of Lupin Limited’s Paragraph IV Patent Certification against another of the Company’s patents covering RAVICTI.  On October 19, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin Limited and Lupin Pharmaceuticals Inc. (collectively, “Lupin”), seeking an injunction to prevent the approval of the ANDA.  The lawsuit alleges that Lupin has infringed three of the Company’s patents covering RAVICTI by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents.  The subject patents are listed in the Orange Book.  The commencement of the patent infringement lawsuit stays, or bars, FDA approval of Lupin’s ANDA for 30 months or until an earlier District Court decision that the subject patents are not infringed or are invalid.  After receiving additional Paragraph IV Certification notices from Lupin, the Company filed an additional suit in the United States District Court for the District of New Jersey against Lupin on July 21, 2016, seeking an injunction to prevent the approval of Lupin’s ANDA and/or to prevent Lupin from selling a generic version of RAVICTI.  The lawsuit alleges that Lupin has infringed two of the Company’s patents covering RAVICTI by filing an ANDA seeking approval from the FDA to market generic versions of RAVICTI prior to the expiration of the patents.  The subject patents are listed in the Orange Book.  The Lupin New Jersey actions have been stayed pending the resolution of the PTAB’s IPR relating to one of the patents that is the subject of one of the actions.

On April 1, 2016, Lupin filed a Petition for IPR of one of the Company’s patents covering RAVICTI.  On September 26, 2017, the PTAB issued its final written decision, finding that the challenged claims of the patent are unpatentable.  The Company filed a Notice of Appeal on November 22, 2017.  On March 27, 2017, Lupin filed two Petitions to request an IPR of an additional two of the Company’s patents covering RAVICTI.  On September 28, 2017, the PTAB issued its orders granting Lupin’s petitions to institute an IPR of the patents.  The PTAB must issue a final written decision on the IPRs no later than September 28, 2018.

On August 8, 2017, the Company filed suit against Lupin and Par Pharmaceutical, alleging infringement of one of the Company’s newly issued patents covering RAVICTI, in the United States District Court for New Jersey.  On January 12, 2018, Lupin filed a Petition for IPR of the newly issued patent.  The Company’s Preliminary Patent Owner Response is due by May 23, 2018.

PENNSAID 2%

On November 13, 2014, the Company received a Paragraph IV Patent Certification from Watson Laboratories, Inc., now known as Actavis Laboratories UT, Inc. (“Actavis UT”), advising that Actavis UT had filed an ANDA with the FDA for a generic version of PENNSAID 2%.  On December 23, 2014, June 30, 2015, August 11, 2015 and September 17, 2015, the Company filed four separate suits against Actavis UT and Actavis plc (collectively “Actavis”), in the United States District Court for the District of New Jersey, with each of the suits seeking an injunction to prevent approval of the ANDA.  The lawsuits alleged that Actavis has infringed nine of the Company’s patents covering PENNSAID 2% by filing an ANDA seeking approval from the FDA to market a generic version of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the Orange Book.  These four suits were consolidated into a single suit.  On October 27, 2015 and on February 5, 2016, the Company filed two additional suits against Actavis, in the United States District Court for the District of New Jersey, for patent infringement of three additional Company patents covering PENNSAID 2%.

On August 17, 2016, the District Court issued a Markman opinion holding certain of the asserted claims of seven of the Company’s patents covering PENNSAID 2% invalid as indefinite.  On March 16, 2017, the Court granted Actavis’ motion for summary judgment of non-infringement of the asserted claims of three of the Company’s patents covering PENNSAID 2%.  In view of the Markman and summary judgment decisions, a bench trial was held on March 21-30, 2017, regarding a claim of one of the Company’s patents covering PENNSAID 2%.  On May 14, 2017, the Court issued its opinion upholding the validity of claim of the patent, which Actavis had previously admitted its proposed generic diclofenac sodium topical solution product would infringe.  Actavis filed its Notice of Appeal on June 16, 2017.  The Company also filed its Notice of Appeal of the District Court’s rulings on certain claims of eleven of the Company’s patents covering PENNSAID 2%. The Company’s opening brief was filed on August 14, 2017.  Actavis’s opening brief, challenging the District Court’s judgment on U.S. Patent 9,066,913, was filed on October 10, 2017, and the Company’s brief defending the judgment was filed on November 20, 2017.

On August 18, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of four of the Company’s newly issued patents covering PENNSAID 2%.  All four of such patents are listed in the Orange Book.  This litigation is currently stayed by agreement of the parties.

The Company received from Actavis a Paragraph IV Patent Certification notice, dated September 27, 2016, against an additional newly issued patent covering PENNSAID 2%, advising that Actavis had filed an ANDA with the FDA for a generic version of PENNSAID 2%.  The subject patent is listed in the Orange Book.

On March 18, 2015, the Company received a Paragraph IV Patent Certification against seven of the Company’s patents covering PENNSAID 2% from Lupin, advising that Lupin had filed an ANDA with the FDA for a generic version of PENNSAID 2%.  On April 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin, seeking an injunction to prevent the approval of the ANDA.  The lawsuit alleges that Lupin has infringed six of the Company’s patents covering PENNSAID 2% by filing an ANDA seeking approval from the FDA to market generic versions of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the Orange Book.

On June 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin for patent infringement of a newly issued patent covering PENNSAID 2%.  On August 11, 2015, the Company filed an amended complaint in the United States District Court for the District of New Jersey against Lupin that added another newly issued patent covering PENNSAID 2% to the litigation.  On September 17, 2015, the Company again filed an additional suit in the United States District Court for the District of New Jersey against Lupin for infringement of another newly issued patent covering PENNSAID 2%.

On October 27, 2015, February 5, 2016 and August 18, 2016, the Company filed three separate suits in the United States District Court for the District of New Jersey against Lupin for patent infringement of seven of the Company’s patents covering PENNSAID 2%.  All seven patents are listed in the Orange Book.  All of the infringement actions brought against Lupin remain pending.  The decisions reached by the Court in the related Actavis actions regarding certain of the Company’s patents covering PENNSAID 2%, as described above, are expected to apply to the same claims asserted against Lupin in these actions.  The Court has not yet set a trial date for the Lupin actions.

Between April 2016 and April 2017, the Company received from Apotex Inc. four notices of Paragraph IV Patent Certification against eighteen of the Company’s patents covering PENNSAID 2%.  All of the subject patents are listed in the Orange Book.

VIMOVO

Currently, patent litigation is pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against three generic companies intending to market VIMOVO prior to the expiration of certain of the Company’s patents listed in the Orange Book.  They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”); (ii) Lupin; and (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, “Mylan”).  Patent litigation in the United States District Court for the District of New Jersey against a fourth generic company, Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida) and Actavis Pharma, Inc. (collectively, “Actavis Pharma”), was dismissed on January 10, 2017 after the court granted Actavis’ motion to compel enforcement of a settlement agreement.  On February 3, 2017, the Company appealed this dismissal decision to the Court of Appeals for the Federal Circuit.  The Company understands that Dr. Reddy’s has entered into a settlement with AstraZeneca with respect to patent rights directed to Nexium® (esomeprazole) for the commercialization of VIMOVO.  The settlement agreement, however, has no effect on the Aralez Pharmaceuticals Inc. (“Aralez”) VIMOVO patents, which are still the subject of patent litigations.  As part of the Company’s acquisition of the U.S. rights to VIMOVO, the Company has taken over and is responsible for the patent litigation that includes the Aralez patents licensed to the Company under the amended and restated collaboration and license agreement for the United States with Aralez.

The VIMOVO cases were filed on April 21, 2011, July 25, 2011, October 28, 2011, January 4, 2013, May 10, 2013, June 28, 2013, October 23, 2013, May 13, 2015 and November 24, 2015 and collectively include allegations of infringement of certain of the Company’s patents covering VIMOVO.  On January 25, 2016, the Company filed a new case against Actavis Pharma including allegations of infringement of additional Company patents covering VIMOVO.  This case was subsequently consolidated with the Actavis Pharma case involving others of the Company’s patents covering VIMOVO.

The District Court consolidated all of the cases pending against Dr. Reddy’s, Lupin, Mylan and Actavis Pharma into two separate cases for purposes of discovery.  The District Court entered final judgment for one of the consolidated cases on July 21, 2017, and both sides have appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit.  A trial date for the other consolidated cases has not yet been set.

On August 24, 2017, Mylan filed a Petition for IPR of one of the Company’s patents covering VIMOVO.  The Company filed its Preliminary Patent Owner Response on December 12, 2017.  On March 8, 2018, the PTAB instituted Mylan’s Petition for IPR. On March 22, 2018, the Company filed a Request for Rehearing of the decision to institute IPR.  On April 6, 2018, Dr. Reddy’s filed a Petition for IPR of the same patent challenged by Mylan and a motion for joinder with Mylan’s IPR.  The parties are awaiting the PTAB’s decision regarding Dr. Reddy’s Petition.

On December 4, 2017, Mylan filed a Petition for IPR of another of the Company’s patents covering VIMOVO.  The Company’s Preliminary Patent Owner Response was filed on March 20, 2018.   The parties are awaiting the PTAB’s decision on whether to institute an IPR proceeding for this Petition.

Other

Beginning on March 8, 2016, two federal securities class action lawsuits (captioned Schaffer v. Horizon Pharma plc, et al., Case No. 16-cv-01763-JMF and Banie v. Horizon Pharma plc, et al., Case No. 16-cv-01789-JMF) were filed in the United States District Court for the Southern District of New York against the Company and certain of the Company’s current and former officers (the “Officer Defendants”).  On March 24, 2016, the court consolidated the two actions under Schaffer v. Horizon Pharma plc, et al.  On June 3, 2016, the court appointed Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust and the Carpenters Pension Trust Fund for Northern California as lead plaintiffs and Labaton Sucharow LLP as lead counsel.  On July 25, 2016, lead plaintiffs and additional named plaintiff Automotive Industries Pension Trust Fund filed their consolidated complaint, which they subsequently amended on October 7, 2016, including additional current and former officers, the Company’s Board of Directors (the “Director Defendants”), and underwriters involved with the Company’s April 2015 public offering (the “Underwriter Defendants”) as defendants.  The plaintiffs allege that certain of the Company and the Officer Defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and/or misleading statements about, among other things: (a) the Company’s financial performance, (b) the Company’s business prospects and drug-pricing practices, (c) the Company’s sales and promotional practices, and (d) the Company’s design, implementation, performance, and risks associated with the Company’s Prescriptions-Made-Easy program.  The plaintiffs allege that certain of the Company, the Director Defendants and the Underwriter Defendants violated sections 11, 12(a)(2) and 15 of the Securities Act in connection with the Company’s April 2015 public offering.  The plaintiffs seek, among other things, an award of damages allegedly sustained by plaintiffs and the putative class, including a reasonable allowance for costs and attorneys’ fees.  On November 14, 2016, all defendants moved to dismiss the plaintiffs’ amended complaint.  Plaintiffs’ filed their opposition to the motion to dismiss on December 21, 2016.  On January 18, 2018, the District Court dismissed all plaintiffs’ claims against all defendants, and denied the plaintiffs any further opportunity to amend their complaint.  On February 16, 2018, plaintiffs filed a notice of appeal of the District Court’s ruling to the Second Circuit Court of Appeals.

NOTE 19 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at March 31, 2018, include its 2005 Stock Plan, 2011 Equity Incentive Plan, 2014 Employee Stock Purchase Plan (“2014 ESPP”), 2014 Equity Incentive Plan (“2014 EIP”) and 2014 Non-Employee Equity Plan. As of March 31, 2018, an aggregate of 3,002,169 ordinary shares were authorized and available for future issuance under the 2014 ESPP, an aggregate of 2,267,207 ordinary shares were authorized and available for future grants under the 2014 EIP and an aggregate of 499,913 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Equity Plan. On February 21, 2018, the Compensation Committee of the Company’s Board of Directors approved, subject to shareholder approval, an amendment to the 2014 EIP, increasing the number of ordinary shares that may be issued under the 2014 EIP by 10,800,000 ordinary shares. On May 3, 2018, the shareholders of the Company approved such amendment to the 2014 EIP.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	14,275,316	$18.04	6.97	$25,005
Granted	146,685	15.37
Exercised	(160,523)	5.88
Forfeited	(210,512)	18.26
Expired	(94,245)	19.72
Outstanding as of March 31, 2018	13,956,721	18.14	6.75	21,950
Exercisable as of March 31, 2018	10,059,992	17.36	6.27	21,552

Stock options typically have a contractual term of ten years from grant date.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model.  The determination of the fair value of each stock option is affected by the Company’s share price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected share price volatility over the expected life of the awards and actual and projected stock option exercise behavior.  The weighted average fair value per share of stock option awards granted during the three months ended March 31, 2018 and 2017, and assumptions used to value stock options, were as follows:

	For the Three Months Ended March 31,
	2018	2017
Dividend yield	—	—
Risk-free interest rate	2.31%	2.04%
Weighted average expected volatility	48.39%	49.2%
Expected life (in years)	6.1	6.1
Weighted average grant-date fair value per share of options granted	$7.50	$8.42

Dividend yields

The Company has never paid dividends and does not anticipate paying any dividends in the near future.  Additionally, the Credit Agreement (described in Note 15 above), as well as the indentures governing the 2024 Senior Notes and the 2023 Senior Notes (each as described in Note 15 above), contain covenants that restrict the Company from issuing dividends.

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

Forfeitures

As share-based compensation expense recognized in the condensed consolidated statements of comprehensive loss is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on actual forfeiture experience, analysis of employee turnover and other factors.  The Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, on January 1, 2017 and has elected to retain a forfeiture rate after adoption.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2018:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2017	5,283,850	$14.77
Granted	2,076,044	15.38
Vested	(663,700)	18.02
Forfeited	(79,112)	14.63
Outstanding as of March 31, 2018	6,617,082	$14.64

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the three months ended March 31, 2018:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2017	7,854,880
Expired (1)	(3,927,440)	$14.82	14.9%	$12.60
Outstanding as of March 31, 2018	3,927,440

(1)

During the three months ended December 31, 2017 and March 31, 2018, the first and second tranches, respectively, of three tranches of the Company’s outstanding PSUs granted under the PSU program expired due to failure to meet the Company’s minimum total compounded annual shareholder rate of return (“TSR”) requirement.

These outstanding PSUs may vest in amounts ranging from 25% to 100% based on the achievement of the following TSR over the performance period:

TSR Achieved	Vesting Amount
15%	25%
30%	50%
45%	75%
60%	100%

The TSR is based on the volume weighted average trading price (“VWAP”) of the Company’s ordinary shares over the twenty trading days ending on the last day of the performance measurement period versus the VWAP of the Company’s ordinary shares over the twenty trading days ended March 23, 2015 of $21.50.  The PSUs are subject to a post-vesting holding period of one year for 50% of the PSUs and two years for 50% of the PSUs for those who were members of the executive committee at the date of grant, and one year for 50% of the PSUs for all who were not executive committee members at the date of grant.  Unless the implied 20-day VWAP on June 22, 2018 is at least $33.86, none of the remaining PSUs will vest and all remaining PSUs would expire unvested in June 2018, as applicable.  Any of the PSUs that are not earned due to the failure to attain the requisite performance criteria will be cancelled at such time and the related ordinary shares will not be added back in the pool of shares available for grant under the equity plan.

The Company accounts for the PSUs as equity-settled awards in accordance with ASC 718.  Because the value of the PSUs is dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the PSUs.  As a result, the Monte Carlo model is applied.

The average estimated fair value of each outstanding PSU is as follows (allocated between groupings based on grant-date classification):

	Number of Units	Weighted Average Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Executive committee members	3,007,216	$15.16	17.1%	$12.57
Non-executive committee members	920,224	13.71	7.3%	12.71
	3,927,440	$14.82	14.9%	$12.60

During the three months ended March 31, 2018 and 2017, the Company recorded expense of $7.1 million and $12.2 million, respectively, related to its PSUs.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Share-based compensation expense
Cost of goods sold	$783	$428
Research and development	2,440	2,049
Selling, general and administrative	24,610	25,992
Total share-based compensation expense	$27,833	$28,469

During the three months ended March 31, 2018 and 2017, the Company recognized $0.4 million and $0.2 million, respectively, of tax detriment related to share-based compensation resulting from the current share prices in effect at the time of the exercise of stock options and vesting of restricted stock units.  In addition, during the three months ended March 31, 2018, $10.2 million of deferred tax assets related to previously recognized share-based compensation expense related to PSUs was charged to income tax expense.  As of March 31, 2018, the Company estimates that pre-tax unrecognized compensation expense of $127.3 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the first quarter of 2022.  The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

Cash Incentive Program

On January 5, 2018, the Committee approved a performance cash incentive program for the Company’s executive leadership team, including its executive officers (the “Cash Incentive Program”).  Participants receiving awards under the Cash Incentive Program will be eligible to earn a cash bonus based upon target award levels set forth below and based upon achievement of specified Company goals.  The maximum payout under the Cash Incentive Program is approximately $15.0 million.  Of the total cash bonus award that may be earned under the Cash Incentive Program, 70% will be determined by reference to achieving an aggressive percentage increase in KRYSTEXXA vial sales during 2018 as compared to KRYSTEXXA vial sales during 2017 and 30% will be determined by reference to the achievement of patient enrollment levels in the teprotumumab phase 3 clinical trial by December 31, 2018.

If and to the extent earned based upon application of the performance criteria, such determined portion of the cash bonus award will vest and become payable in three equal annual installments on each anniversary of January 5, 2018, subject to the participant’s continued services with the Company through the applicable vesting dates, the date of any earlier change in control, or a termination due to death or disability.

The Company accounted for the Cash Incentive Program as a deferred compensation plan under ASC 710 and will recognize the anticipated payout expense using straight-line recognition over the 36-month vesting period.  Every reporting period the Company will estimate the probability of achieving each of the two performance measures and will accrue the portion of the cash bonus earned.  For the three months ended March 31, 2018, the Company recorded an expense of $1.3 million to the condensed consolidated statement of comprehensive loss related to the Cash Incentive Program.

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

The following table presents the benefit for income taxes for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Loss before benefit for income taxes	$(157,694)	$(138,123)
Benefit for income taxes	(367)	(47,553)
Net loss	$(157,327)	$(90,570)

During the three months ended March 31, 2018, the Company recorded a benefit for income taxes of $0.4 million, compared to a benefit of $47.6 million during the three months ended March 31, 2017.  The decreased benefit for income taxes during the three months ended March 31, 2018 resulted primarily from an intra-company transfer of assets and a write-off of deferred tax assets related to previously recognized share-based compensation expense for PSUs that expired unvested during March 2018, partially offset by the reinstatement of the deferred tax asset related to the Company’s U.S. interest expense carryforwards under U.S. H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act (“the Tax Act”) and a change in jurisdictional mix during the quarter.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the date of enactment for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, the Company reflected the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 was complete.  To the extent that the Company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, the Company recorded a provisional estimate in the consolidated financial statements as of December 31, 2017.  The Company recognized a net income tax benefit of $74.9 million for the year ended December 31, 2017, associated with the items it could reasonably estimate.  This benefit reflected the revaluation of its U.S. net deferred tax liability based on the U.S. federal tax rate of 21 percent, partially offset by the write-off of the deferred tax asset related to its U.S. interest expense carryforwards.  On April 2, 2018, the U.S. Treasury Department and the U.S. Internal Revenue Service issued Notice 2018-28 (“the notice”) which provides guidance for computing the business interest expense limitation under the Tax Act and clarifies the treatment of interest disallowed and carried forward under Section 163(j) of the Internal Revenue Code, as amended (“Section 163(j)”), prior to enactment of the Tax Act.  In accordance with the measurement period provisions under SAB 118 and the guidance in the notice the Company reinstated the deferred tax asset related to its U.S. interest expense carryforwards under Section 163(j) based on the new U.S. federal tax rate of 21 percent.  The impact of the deferred tax asset reinstatement in accordance with SAB 118 was a $35.9 million increase to the Company’s benefit for income taxes and a corresponding decrease to the U.S. group net deferred tax liability position.  The impact of this reinstatement has been recognized as a discrete tax adjustment during the three months ended March 31, 2018 and resulted in a 23% increase in the Company’s effective tax rate during the period.  The Company is still analyzing the Tax Act and refining its calculations and the results of this analysis could potentially impact the provisional amounts recorded during the three months ended December 31, 2017 and March 31, 2018, and would be reflected in the 2018 income tax provision.

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

Acquisitions and Divestitures

Since January 1, 2017, we completed the following acquisitions and divestitures:

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

Orphan

Our rare disease medicines, RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL and QUINSAIR, are our marketed orphan medicines.  Our strategy for RAVICTI is to drive growth through increased awareness and diagnosis of urea cycle disorders, and to drive conversion from older-generation nitrogen scavengers, such as generic forms of sodium phenylbutyrate, to RAVICTI, based on the medicine’s differentiated benefits.  With respect to PROCYSBI, our strategy is to drive conversion of patients from older-generation immediate-release capsules of cysteamine bitartrate to PROCYSBI, increase the uptake of diagnosed but untreated patients and identify previously undiagnosed patients who are suitable for treatment.  Our strategy with respect to ACTIMMUNE includes driving growth by increasing awareness and diagnosis of chronic granulomatous disease and increasing the length and persistence of treatment.

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

Rheumatology

The rare disease medicine KRYSTEXXA is the primary marketed rheumatology medicine.  We are focused on optimizing and maximizing the peak sales potential of KRYSTEXXA by expanding our commercialization efforts, as well as investing in education, patient and physician outreach, and investigation programs that demonstrate KRYSTEXXA as an effective treatment of chronic refractory gout, or, uncontrolled gout, which is refractory (unresponsive) to conventional therapies.  We believe that KRYSTEXXA represents a significant opportunity and potential growth driver within rheumatology for us.  Rheumatology also includes RAYOS/LODOTRA.

Primary Care

Our primary care medicines, which include PENNSAID 2%, DUEXIS, VIMOVO and MIGERGOT, is to educate physicians about these clinically differentiated medicines and the benefits they offer.  Patients are able to fill prescriptions for these medicines through pharmacies participating in our HorizonCares patient access program, as well as other pharmacies.  In addition, we have evolved our commercial strategy to enter into business arrangements with pharmacy benefit managers, or PBMs, and other payers to secure formulary status and reimbursement of our medicines.  The business arrangements with the PBMs generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.

We market all of our medicines in the United States through our field sales force, which numbered approximately 425 representatives as of March 31, 2018.

Given our focus on rare disease medicines, effective in the second quarter of 2018, we are realigning our structure to operate our strategic growth business, orphan and rheumatology, separate from our primary care business.  The new structure allows us to more efficiently allocate our resources to address unmet treatment needs for patients with rare diseases.  As a result of these changes, in the second quarter of 2018, we will begin reporting our financial results as two separate operating segments:  the orphan and rheumatology segment, our strategic rare disease-focused business and the primary care segment, reporting net sales and operating income for each segment.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2018 and 2017

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

	For the Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Net sales	$223,881	$220,859	$3,022
Cost of goods sold	116,092	139,116	(23,024)
Gross profit	107,789	81,743	26,046
Operating expenses:
Research and development	17,645	13,061	4,584
Selling, general and administrative	179,599	174,065	5,534
Impairment of long-lived asset	37,853	—	37,853
Total operating expenses	235,097	187,126	47,971
Operating loss	(127,308)	(105,383)	(21,925)
Other expense, net:
Interest expense, net	(30,454)	(31,983)	1,529
Foreign exchange loss	(110)	(259)	149
Loss on debt extinguishment	—	(533)	533
Other income net	178	35	143
Total other expense, net	(30,386)	(32,740)	2,354
Loss before benefit for income taxes	(157,694)	(138,123)	(19,571)
Benefit for income taxes	(367)	(47,553)	47,186
Net loss	$(157,327)	$(90,570)	$(66,757)

Net sales.  Net sales increased $3.0 million, or 1%, to $223.9 million during the three months ended March 31, 2018, from $220.9 million during the three months ended March 31, 2017.

The following table presents a summary of net sales attributed to geographic sources for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$219,371	98%	$210,885	95%
Rest of world	4,510	2%	9,974	5%
Net sales	$223,881		$220,859

The following table reflects net sales by medicine for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,		Change	Change
	2018	2017	$	%
RAVICTI	$49,093	$43,875	$5,218	12%
KRYSTEXXA	46,718	31,614	15,104	48%
PROCYSBI	34,934	34,279	655	2%
PENNSAID 2%	26,803	41,610	(14,807)	(36%)
ACTIMMUNE	24,857	26,202	(1,345)	(5%)
DUEXIS	15,677	17,729	(2,052)	(12%)
RAYOS	10,690	10,258	432	4%
VIMOVO	8,379	4,883	3,496	72%
BUPHENYL	5,742	6,324	(582)	(9%)
MIGERGOT	751	1,423	(672)	(47%)
QUINSAIR	122	1,793	(1,671)	(93%)
LODOTRA	115	869	(754)	(87%)
Net sales	$223,881	$220,859	$3,022	1%

The increase in net sales during the three months ended March 31, 2018 was primarily due to higher net sales of KRYSTEXXA and RAVICTI, partially offset by lower net sales of PENNSAID 2%.

RAVICTI.  Net sales increased $5.2 million, or 12%, to $49.1 million during the three months ended March 31, 2018, from $43.9 million during the three months ended March 31, 2017.  Net sales in the United States increased by approximately $4.8 million, which was composed of an increase of $5.8 million due to higher net pricing, partially offset by a decrease of approximately $1.0 million resulting from lower volume.  Net sales outside the United States increased by approximately $0.4 million primarily due to higher sales volume.

KRYSTEXXA.  Net sales increased $15.1 million, or 48%, to $46.7 million during the three months ended March 31, 2018, from $31.6 million during the three months ended March 31, 2017.  Net sales increased by approximately $13.9 million resulting from volume growth and approximately $1.2 million due to higher net pricing.

PROCYSBI.  Net sales increased $0.7 million, or 2%, to $34.9 million during the three months ended March 31, 2018, from $34.2 million during the three months ended March 31, 2017.  Net sales in the United States increased by approximately $3.7 million, which was composed of an increase of $2.8 million due to higher net pricing and approximately $0.9 million resulting from higher volume.  Net sales outside the United States decreased by approximately $3.0 million primarily as a result of the Chiesi divestiture in June 2017.

PENNSAID 2%.  Net sales decreased $14.8 million, or 36%, to $26.8 million during the three months ended March 31, 2018, from $41.6 million during the three months ended March 31, 2017.  Net sales decreased by approximately $15.9 million due to lower net pricing, partially offset by an increase of approximately $1.1 million resulting from volume growth.

ACTIMMUNE.  Net sales decreased $1.3 million, or 5%, to $24.9 million during the three months ended March 31, 2018, from $26.2 million during the three months ended March 31, 2017.  Net sales decreased by approximately $3.0 million resulting from lower volume, partially offset by an increase of approximately $1.7 million due to higher net pricing.

DUEXIS.  Net sales decreased $2.0 million, or 12%, to $15.7 million during the three months ended March 31, 2018, from $17.7 million during the three months ended March 31, 2017.  Net sales decreased by approximately $1.3 million resulting from lower volume and approximately $0.7 million due to lower net pricing.

RAYOS.  Net sales increased $0.4 million, or 4%, to $10.7 million during the three months ended March 31, 2018, from $10.3 million during the three months ended March 31, 2017.  Net sales increased by approximately $2.0 million resulting from volume growth, partially offset by a decrease of approximately $1.6 million due to lower net pricing.

VIMOVO.  Net sales increased $3.5 million, or 72%, to $8.4 million during the three months ended March 31, 2018, from $4.9 million during the three months ended March 31, 2017.  Net sales increased by approximately $4.6 million due to higher net pricing, partially offset by a decrease of approximately $1.1 million resulting from lower volume.

BUPHENYL.  Net sales decreased $0.6 million, or 9%, to $5.7 million during the three months ended March 31, 2018, from $6.3 million during the three months ended March 31, 2017.  Net sales decreased by approximately $1.6 million due to lower net pricing, partially offset by an increase of $1.0 million resulting from volume growth.

MIGERGOT.  Net sales decreased $0.7 million, or 47%, to $0.7 million during the three months ended March 31, 2018, from $1.4 million during the three months ended March 31, 2017.  Net sales decreased by approximately $0.6 million resulting from lower volume and approximately $0.1 million due to lower net pricing.

QUINSAIR.  Net sales decreased $1.7 million, or 93%, to $0.1 million during the three months ended March 31, 2018, from $1.8 million during the three months ended March 31, 2017.  Net sales decreased by approximately $1.7 million resulting from lower volume following the Chiesi divestiture in June 2017.

LODOTRA.  Net sales decreased $0.8 million, or 87%, to $0.1 million during the three months ended March 31, 2018, from $0.9 million during the three months ended March 31, 2017.  The decrease was the result of decreased medicine shipments to our European distribution partner, Mundipharma International Corporation Limited, or Mundipharma.  LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

The table below reconciles our gross to net sales for the three months ended March 31, 2018 and 2017 (in millions, except percentages):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$954.4	100.0%	$928.6	100.0%
Adjustments to gross sales:
Prompt pay discounts	(17.6)	(1.8)%	(18.4)	(2.0)%
Medicine returns	(6.5)	(0.7)%	(10.8)	(1.1)%
Co-pay and other patient assistance	(486.9)	(51.0)%	(460.4)	(49.6)%
Wholesaler fees and commercial rebates	(136.4)	(14.3)%	(141.0)	(15.2)%
Government rebates and chargebacks	(83.1)	(8.7)%	(77.1)	(8.3)%
Total adjustments	(730.5)	(76.5)%	(707.7)	(76.2)%
Net sales	$223.9	23.5%	$220.9	23.8%

During the three months ended March 31, 2018, total adjustments, as a percentage of gross sales, increased to 76.5% from 76.2% during the three months ended March 31, 2017.  Included in these total adjustments during the three months ended March 31, 2018, we recorded an additional accrual of $14.0 million following our price increase in February 2018, related to our primary care medicines in the wholesale and retail channel.  While this type of additional accrual occurs with any price increase, a similar additional accrual for our 2017 price increase was recorded during the three months ended December 31, 2016, and did not impact our results for the three months ended March 31, 2017.

Cost of Goods Sold.  Cost of goods sold decreased $23.0 million to $116.1 million during the three months ended March 31, 2018, from $139.1 million during the three months ended March 31, 2017.  As a percentage of net sales, cost of goods sold was 51.9% during the three months ended March 31, 2018, compared to 63.0% during the three months ended March 31, 2017.  The decrease in cost of goods sold was primarily attributable to a $23.5 million decrease in inventory step-up expense.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on our gross profit, gross margin percentage and net income (loss) for all affected periods, we disclose balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements.  The decrease in inventory step-up expense of $23.5 million recorded to cost of goods sold during the three months ended March 31, 2018, compared to the prior year period was due to KRYSTEXXA inventory step-up expense of $17.0 million recorded during the three months ended March 31, 2018, compared to KRYSTEXXA and MIGERGOT inventory step-up expense of $14.4 million and PROCYSBI and QUINSAIR inventory step-up expense of $26.1 million recorded during the three months ended March 31, 2017.  KRYSTEXXA inventory step-up was fully expensed by March 31, 2018.

Research and Development Expenses.  Research and development expenses increased $4.6 million to $17.6 million during the three months ended March 31, 2018, from $13.0 million during the three months ended March 31, 2017.  The increase was primarily attributable to an increase in costs relating to the manufacturing process of teprotumumab of $1.8 million and an increase of $1.1 million in consulting costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.5 million to $179.6 million during the three months ended March 31, 2018, from $174.1 million during the three months ended March 31, 2017.  The increase was primarily attributable to a $6.6 million increase in employee costs.

Impairment of Long-Lived Asset. During the three months ended March 31, 2018, we recorded an impairment of $37.9 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a Patented Medicine Prices Review Board, or PMPRB, review.

Interest Expense, Net.  Interest expense, net, decreased $1.5 million to $30.5 million during the three months ended March 31, 2018, from $32.0 million during the three months ended March 31, 2017.  The decrease in expense was primarily due to an increase in interest income of $1.8 million.

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

Benefit for Income Taxes.  During the three months ended March 31, 2018, we recorded a benefit for income taxes of $0.4 million compared to $47.6 million during the three months ended March 31, 2017.  The decreased benefit for income taxes during the three months ended March 31, 2018 resulted primarily from an intra-company transfer of assets and a write-off of deferred tax assets related to previously recognized share-based compensation expense for performance stock units, or PSUs, that expired unvested during March 2018, partially offset by the reinstatement of the deferred tax asset related to our U.S. interest expense carryforwards under U.S. H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act and a change in jurisdictional mix during the quarter.

In relation to our outstanding PSUs at December 31, 2017, as our share price was lower than $32.70 for the twenty trading days ended March 22, 2018, approximately $10.2 million of deferred tax assets at December 31, 2017, related to previously recognized share-based compensation expense was charged to income tax expense during the three months ended March 31, 2018.  Additionally, if our share price is lower than $33.86 for the twenty trading days ending June 22, 2018, approximately $9.9 million of deferred tax assets at December 31, 2017, related to previously recognized share-based compensation expense will be charged to income tax expense.

NON-GAAP FINANCIAL MEASURES

EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures.  These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability.  Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, upfront and milestone payments related to license agreements, drug substance harmonization costs, fees related to term loan refinancing, restructuring and realignment costs, and charges related to discontinuation of the Friedreich’s ataxia program, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, remeasurement of royalties for medicines acquired through business combinations, royalty accretion, non-cash interest expense, long-lived asset impairment charges and other non-cash adjustments.  Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred.  We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures.  We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance.  The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods.  In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance.  For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements.  These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net loss to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2018	2017
GAAP Net Loss	$(157,327)	$(90,570)
Depreciation	1,552	1,806
Amortization, accretion and step-up:
Intangible amortization expense	67,355	69,677
Accretion of royalty liabilities	14,719	12,959
Amortization of deferred revenue	—	(204)
Inventory step-up expense	17,076	40,595
Interest expense, net (including amortization of debt discount and deferred financing costs)	30,454	31,983
Benefit for income taxes	(367)	(47,553)
EBITDA	(26,538)	18,693
Other non-GAAP adjustments:
Impairment of long-lived asset	37,853	—
Remeasurement of royalties for medicines acquired through business combinations	(2,151)	(2,944)
Acquisition/divestiture-related costs	3,911	10,039
Restructuring and realignment costs	3,342	—
Share-based compensation	27,833	28,469
Charges related to discontinuation of Friedreich’s ataxia program	950	—
Drug substance harmonization costs	804	4,299
Upfront and milestones payments related to license agreements	90	—
Fees related to term loan refinancing	27	4,143
Loss on debt extinguishment	—	533
Royalties for medicines acquired through business combinations	(12,521)	(11,317)
Total of other non-GAAP adjustments	60,138	33,222
Adjusted EBITDA	$33,600	$51,915

	For the Three Months Ended March 31,
	2018	2017
GAAP Net Loss	$(157,327)	$(90,570)
Non-GAAP adjustments:
Impairment of long-lived asset	37,853	—
Remeasurement of royalties for medicines acquired through business combinations	(2,151)	(2,944)
Acquisition/divestiture-related costs	3,911	10,039
Restructuring and realignment costs	3,342	—
Amortization, accretion and step-up:
Intangible amortization expense	67,355	69,677
Accretion of royalty liabilities	14,719	12,959
Amortization of debt discount and deferred financing costs	5,496	5,423
Inventory step-up expense	17,076	40,595
Share-based compensation	27,833	28,469
Depreciation expense	1,552	1,806
Charges relating to discontinuation of Friedreich's ataxia program	950	—
Drug substance harmonization costs	804	4,299
Upfront and milestone payments related to license agreements	90	—
Fees related to term loan refinancing	27	4,143
Loss on debt extinguishment	—	533
Royalties for medicines acquired through business combinations	(12,521)	(11,317)
Total pre-tax non-GAAP adjustments	166,336	163,682
Income tax effect of pre-tax non-GAAP adjustments (1)	31,683	(38,103)
Other non-GAAP income tax adjustments (2)	(35,893)	—
Total non-GAAP adjustments	162,126	125,579
Non-GAAP Net Income	$4,799	$35,009
Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	164,549,502	161,972,052

Non-GAAP Earnings Per Share – Basic
GAAP loss per share – Basic	$(0.96)	$(0.56)
Non-GAAP adjustments	0.99	0.78
Non-GAAP earnings per share – Basic	$0.03	$0.22

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	164,549,502	161,972,052
Ordinary share equivalents	3,201,430	2,895,016
Weighted average ordinary shares – Diluted	167,750,932	164,867,068

Non-GAAP Earnings Per Share – Diluted
GAAP loss per share – Diluted	$(0.96)	$(0.56)
Non-GAAP adjustments	0.99	0.78
Diluted earnings per share effect of ordinary share equivalents	—	(0.01)
Non-GAAP earnings per share – Diluted	$0.03	$0.21

(1)	Adjustment to the GAAP tax benefit for the estimated tax impact of each non-GAAP adjustment is based on the statutory tax rate of the applicable jurisdictions for each non-GAAP adjustment.
(2)

Other non-GAAP income tax adjustments during the three months ended March 31, 2018 reflect a measurement period adjustment relating to Notice 2018-28 that was issued by the U.S. Treasury Department and the U.S. Internal Revenue Service in April 2018, or the notice.  In accordance with the measurement period provisions under Staff Accounting Bulletin No. 118, or SAB 118, and the guidance in the notice we reinstated the deferred tax asset related to our U.S. interest expense carryforwards under Section 163(j) of the Internal Revenue Code, as amended, based on the new U.S. federal tax rate of 21 percent.  The impact of the deferred tax asset reinstatement in accordance with SAB 118 was a $35.9 million increase to our benefit for income taxes and a corresponding decrease to the U.S. group net deferred tax liability position.  See Note 20, Income Taxes, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of March 31, 2018, we had an accumulated deficit of $1,408.1 million.  We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines but we believe these cost increases will be more than offset by higher net sales and gross profits.  Additionally, we expect that our research and development costs will increase as we acquire more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years.  As of March 31, 2018, we had $674.3 million in cash and cash equivalents and total debt with a book value of $1,905.0 million and face value of $2,018.6 million.  We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next twelve months from the issuance of these financial statements.  Part of our strategy is to expand and leverage our commercial capabilities and to develop a pipeline of rare disease medicine candidates by researching, developing and commercializing innovative medicines that address unmet treatment needs for rare and rheumatic diseases.  To the extent we enter into transactions to acquire medicines or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings, or through the use of cash on hand.

For a description of our debt agreements, see Note 15, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

In addition, the indentures governing our $300.0 million aggregate principal amount of 8.750% Senior Notes due 2024 and $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023 and the Credit Agreement impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales or merger transactions, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries; and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

During the three months ended March 31, 2018, we issued an aggregate of 0.6 million of our ordinary shares in connection with stock option exercises and the vesting of restricted stock units.  We received a total of $0.9 million in proceeds in connection with stock option exercises.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows as of and for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Cash, cash equivalents and restricted cash	$680,720	$610,347
Cash (used in) provided by:
Operating activities	(60,811)	24,806
Investing activities	(12,665)	(1,423)
Financing activities	(4,683)	71,112

Operating Cash Flows

During the three months ended March 31, 2018, net cash used in operating activities was $60.8 million.  Our net cash outflow reflects payments made during the first quarter of 2018 related to patient assistance costs and commercial rebates for our primary care medicines.  We anticipate recording a net operating cash inflow for the year ended December 31, 2018.

During the three months ended March 31, 2017, net cash provided by operating activities of $24.8 million was primarily attributable to cash collections from net sales and included a significant one-time working capital benefit resulting from new rebate agreements entered into by us that became effective on January 1, 2017.  Cash provided by operating activities was negatively impacted during the three months ended March 31, 2017, by cash payments of $20.7 million for interest on outstanding debt, cash payments of $20.4 million for acquisition/divestiture-related costs and $16.3 million paid in relation to a litigation settlement with Express Scripts, Inc.

Investing Cash Flows

During the three months ended March 31, 2018, net cash used in investing activities was $12.7 million compared to $1.4 million during the three months ended March 31, 2017.  The net cash used in investing activities during the three months ended March 31, 2018 was primarily associated with the $12.0 million upfront amount paid to MedImmune LLC to license HZN-003 (formerly MEDI4945).

Financing Cash Flows

During the three months ended March 31, 2018, net cash used in financing activities was $4.7 million compared to net cash provided by financing activities of $71.1 million during the three months ended March 31, 2017.  Net cash used in financing activities during the three months ended March 31, 2018 was primarily attributable to the payment of employee withholding taxes related to share-based awards of $3.5 million and repayment of term loans of $2.1 million.  Net cash provided by financing activities during the three months ended March 31, 2017 was primarily attributable to the net proceeds of $847.8 million from term loans, offset in part by repayment of term loans of $772.8 million.

Financial Condition as of March 31, 2018 compared to December 31, 2017

Inventories, net.  Inventories, net, decreased $14.3 million, from $61.7 million as of December 31, 2017 to $47.4 million as of March 31, 2018.  The decrease was primarily due to $17.0 million of inventory step-up expense recorded during the three months ended March 31, 2018, related to KRYSTEXXA.

Developed technology, net.  Developed technology, net, decreased $105.0 million, from $2,443.9 million as of December 31, 2017 to $2,338.9 million as of March 31, 2018.  The decrease was due to the amortization of developed technology of $67.1 million during the three months ended March 31, 2018, and the recording of an impairment of $37.9 million during the three months ended March 31, 2018, to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a PMPRB review.

Long-term debt, current portion.  Long-term debt, current portion, increased $27.8 million, from $10.6 million as of December 31, 2017 to $38.4 million as of March 31, 2018.  The increase was primarily related to the reclassification from “long-term debt, net, net of current” of $29.9 million which we may be required to repay under the mandatory prepayment provisions of the 2017 Term Loan Facility (as defined in Note 15, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q).

Accrued trade discounts and rebates.  Accrued trade discounts and rebates decreased $72.1 million, from $501.8 million as of December 31, 2017 to $429.7 million as of March 31, 2018.  This was primarily due to payments related to patient assistance costs and commercial rebates for our primary care medicines during the three months ended March 31, 2018, as described in “Sources and Uses of Cash” above.

Deferred revenues, net of current.  Deferred revenues, net of current, decreased $9.7 million, from $9.7 million as of December 31, 2017 to zero as of March 31, 2018.  Upon adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU No. 2014-09, on January 1, 2018, we reclassified $9.7 million of deferred revenues, net of current, directly to retained earnings.

Long-term debt, net, net of current.  Long-term debt, net, net of current, decreased $28.7 million from $1,576.6 million as of December 31, 2017 to $1,547.9 million as of March 31, 2018.  The decrease was primarily related to the reclassification to “long-term debt, current portion” of $29.9 million which we may be required to repay under the mandatory prepayment provisions of the 2017 Term Loan Facility.

Contractual Obligations

During the three months ended March 31, 2018, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses.  Certain of these policies are considered critical as these most significantly impact a company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Actual results may vary from these estimates.  A summary of our significant accounting policies is included in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2017.

Effective January 1, 2018, we adopted ASU No. 2014-09.  See Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for details of the impact of this adoption.  We modified our critical accounting policies related to revenue recognition following the adoption of ASU No. 2014-09, and our updated policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2018, other than the adoption of ASU No. 2014-09 and the resulting changes to our revenue recognition critical accounting policy, there have been no significant changes in our application of our critical accounting policies.

OFF-BALANCE SHEET ARRANGEMENTS

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 17, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.  We are subject to interest rate fluctuation exposure through our borrowings under the Credit Agreement and our investment in money market accounts which bear a variable interest rate.  Loans under the Credit Agreement bear interest, at our option, at a rate equal to either the London Inter-Bank Offer Rate, or LIBOR, rate, plus an applicable margin of 3.25% per annum (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.25%.  The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus 0.5% and (d) 2%.  Our approximately $843.6 million of loans under our 2017 Term Loan Facility are based on LIBOR.  The current LIBOR rate is 1.938%, and as a result, the interest rate on our borrowings is currently 5.188% per annum.

An increase in the LIBOR of 100 basis points above the current LIBOR rate would increase our interest expense related to the Credit Agreement by $8.4 million per year.

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

Foreign Currency Risk. Our purchase cost of ACTIMMUNE and our sales contracts relating to LODOTRA are principally denominated in Euros and are subject to foreign currency risk.  We have contracts relating to RAVICTI, QUINSAIR and PROCYSBI for sales in Canada which sales are denominated in Canadian dollars and are subject to foreign currency risk.  We also incur certain operating expenses in currencies other than the U.S. dollar in relation to our Irish operations and foreign subsidiaries.  Therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro and the Canadian dollar.

Inflation Risk.  We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Credit Risk.  Historically, our accounts receivable balances have been highly concentrated with a select number of customers consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of March 31, 2018 and December 31, 2017, our top three customers accounted for approximately 66% and 71%, respectively, of our total outstanding accounts receivable balances, after the reclassification adjustments as described in Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  During the quarter ended March 31, 2018, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 18, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

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

With respect to RAVICTI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI and to encourage patients and physicians to continue RAVICTI therapy once initiated.  With respect to PROCYSBI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation immediate-release cysteamine therapy to PROCYSBI, to identify additional patients with nephropathic cystinosis and to encourage patients and physicians to continue therapy once initiated.  With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to access a wider patient population and encourage patients and physicians to continue treatment once initiated.  Unless QUINSAIR is approved for marketing in additional countries, our ability to drive growth of this medicine will largely depend on expanding its use in Canada.  With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales, marketing and clinical strategies, which could expand the patient population and usage of KRYSTEXXA. This includes our marketing efforts in nephrology and life cycle management, studies designed to improve the response rate to KRYSTEXXA, our proposed label update submission to the FDA relating to additional data based on post-marketing studies and investigator-initiated trials evaluating new approaches to the clinical use of KRYSTEXXA.  With respect to each of BUPHENYL, RAYOS/LODOTRA, PENNSAID 2% w/w, or PENNSAID 2%, DUEXIS and VIMOVO, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers.  With respect to DUEXIS and VIMOVO, studies indicate that physicians do not commonly co-prescribe gastrointestinal, or GI, protective agents to high-risk patients taking nonsteroidal anti-inflammatory drugs, or NSAIDs.  We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs regarding the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions.  If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS and VIMOVO will be limited.  Some physicians may also be reluctant to prescribe DUEXIS or VIMOVO due to the inability to vary the dose of ibuprofen and naproxen, respectively, or if they believe treatment with NSAIDs or GI protective agents other than those contained in DUEXIS and VIMOVO, including those of its competitors, would be more effective for their patients.  If our current medicines or any other medicine that we may seek approval for, or acquire, fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

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

With respect to our primary care medicines, PENNSAID 2%, DUEXIS, and VIMOVO, our strategy has included entering into rebate agreements with pharmacy benefit managers, or PBMs, for certain of our primary care medicines where we believe the rebates and costs justify expanded formulary access for patients and ensuring patient access to these drugs when prescribed through our HorizonCares program.  However, we cannot guarantee that we will be able to secure additional rebate agreements on commercially reasonable terms, that expected volume growth will sufficiently offset the rebates and fees paid to PBMs or that our existing agreements with PBMs will have the intended impact on formulary access.  For each of our primary care medicines, we expect that our commercial success will depend on our sales and marketing efforts in the United States, reimbursement decisions by commercial payers, the expense we incur through our patient assistance program for fully bought down contracts and the rebates we pay to PBMs, as well as the impact of numerous efforts at federal, state and local levels to further reduce reimbursement and net pricing of primary care medicines.

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

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biopharmaceutical company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights.  We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights.  In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities.  As of March 31, 2018, we had approximately 425 sales representatives in the field, consisting of approximately 25 orphan disease sales representatives, 140 rheumatology sales specialists and 260 primary care sales representatives.  We cannot be certain that we will be able to adequately market our primary care medicines following the reduction in our sales force or that we will be able to continue retaining the current members of our primary care sales force.  We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming.  We also cannot be certain that we will be able to continue to successfully develop this capability.

As a result of the evolving role of various constituents in the prescription decision making process, we focus on hiring sales representatives for our primary care medicines and RAYOS with successful business to business experience.  For example, we have faced challenges due to pharmacists increasingly switching a patient’s intended prescription from DUEXIS and VIMOVO to a generic or over-the-counter brand of their active ingredients, despite such substitution being off-label in the case of DUEXIS and VIMOVO.  We have faced similar challenges for BUPHENYL, RAYOS and PENNSAID 2% with respect to generic brands.  While we believe the profile of our representatives is better suited for this evolving environment, we cannot be certain that our representatives will be able to successfully protect our market for BUPHENYL, RAYOS, PENNSAID 2%, DUEXIS and VIMOVO or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills.  We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel.  To the extent we rely on additional third parties to commercialize any approved medicines, we may receive less revenue than if we commercialized these medicines ourselves.  In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts.  In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization, we may not be able to commercialize our medicines and medicine candidates and execute on our business plan.

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

Part of our commercial strategy to increase adoption and access to our medicines in the face of these incentives to use generic alternatives is to offer physicians the opportunity to have patients fill prescriptions through independent pharmacies participating in our HorizonCares patient access program, including shipment of prescriptions to patients.  We also have contracted with a third party prescription clearinghouse that offers physicians a single point of contact for processing prescriptions through these independent pharmacies, reducing physician administrative costs, increasing the fill rates for prescriptions and enabling physicians to monitor refill activity.  Through HorizonCares, financial assistance may be available to reduce eligible patients’ out-of-pocket costs for prescriptions filled.  Because of this assistance, eligible patients’ out-of-pocket cost for our medicines when dispensed through HorizonCares may be significantly lower than such costs when our medicines are dispensed outside of the HorizonCares program.  However, to the extent physicians do not direct prescriptions currently filled through traditional pharmacies, including those associated with or controlled by PBMs, to pharmacies participating in our HorizonCares program, we may experience a significant decline in PENNSAID 2%, DUEXIS and VIMOVO prescriptions.  Our ability to increase utilization of our patient access programs will depend on physician and patient awareness and comfort with the programs, and we have limited ability to influence whether physicians use our patient access programs to prescribe our medicines or whether patients will agree to receive our medicines through our HorizonCares program.  In addition, the HorizonCares program is not available to federal health care program (such as Medicare and Medicaid) beneficiaries.  We have also contracted with certain PBMs and other payers to secure formulary status and reimbursement for certain of our primary care medicines, which generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.  While we have business relationships with two of the largest PBMs, Express Scripts and CVS Caremark, that have resulted in DUEXIS and VIMOVO being removed from the Express Scripts and CVS Caremark exclusion lists starting in 2017, as well as a rebate agreement with another PBM, Prime Therapeutics LLC, and we believe these agreements will secure formulary status for certain of our medicines, we cannot guarantee that we will be able to agree to terms with other PBMs and other payers, or that such terms will be commercially reasonable to us.  Despite our agreements with PBMs, the extent of formulary status and reimbursement will ultimately depend to a large extent upon individual healthcare plan formulary decisions.  If healthcare plans that contract with PBMs with which we have agreements do not adopt formulary changes recommended by the PBMs with respect to our medicines, we may not realize the expected access and reimbursement benefits from these agreements.  In addition, we generally pay higher rebates for prescriptions covered under plans that adopt a PBM-chosen formulary than for plans that adopt custom formularies.  Consequently, the success of our PBM contracting strategy will depend not only on our ability to expand formulary adoption among healthcare plans, but also upon the relative mix of healthcare plans that have PBM-chosen formularies versus custom formularies.  If we are unable to realize the expected benefits of our contractual arrangements with the PBMs we may continue to experience reductions in net sales from our primary care medicines and/or reductions in net pricing for our primary care medicines due to increasing patient assistance costs.  If we are unable to increase adoption of HorizonCares for filling prescriptions of our medicines and to secure formulary status and reimbursement through arrangements with PBMs and other payers, particularly with healthcare plans that use custom formularies, our ability to achieve net sales growth for our primary care medicines would be impaired.

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

Coverage and reimbursement may not be available, or reimbursement may be available at only limited levels, for our medicines, which could make it difficult for us to sell our medicines profitably or to successfully execute planned medicine price increases.*

Market acceptance and sales of our medicines will depend in large part on global coverage and reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets.  Successful commercialization of our medicines will depend in part on the availability of governmental and third-party payer reimbursement for the cost of our medicines.  Government health administration authorities, private health insurers and other organizations generally provide reimbursement for healthcare.  In particular, in the United States, private health insurers and other third-party payers often provide reimbursement for medicines and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments.  In the United States, the European Union, or EU, and other significant or potentially significant markets for our medicines and medicine candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medicines and services, particularly for new and innovative medicines and therapies, which has resulted in lower average selling prices.  Further, the increased scrutiny of prescription drug pricing practices and emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on medicine pricing, reimbursement and usage, which may adversely affect our medicine sales and results of operations.  These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.  These pressures may create negative reactions to any medicine price increases, or limit the amount by which we may be able to increase our medicine prices, which may adversely affect our medicine sales and results of operations.

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

Outside of the United States, the success of our medicines, including RAVICTI, PROCYSBI, QUINSAIR, LODOTRA and IMUKIN, will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs.  We launched RAVICTI in Canada in November 2016 and RAVICTI became available in Europe in the fourth quarter of 2017 through our partnership with SOBI.  PROCYSBI was launched in Canada in October 2017 and QUINSAIR was launched in Canada in December 2016.  Further, we cannot be certain that existing reimbursement in such countries will be maintained or that we will be able to secure reimbursement in additional countries.  The majority of LODOTRA sales are in Germany and Italy where reimbursement has been approved.  Negotiating coverage and reimbursement with governmental authorities can delay commercialization by twelve months or more.  Coverage and reimbursement policies may adversely affect our ability to sell our medicines on a profitable basis.  In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the medicine or as volumes increase.  Many countries in the EU have increased the amount of discounts required on medicines, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions.  As a result of these pricing practices, it may become difficult to achieve or sustain profitability or expected rates of growth in revenue or results of operations.  Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality.  For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program.  On January 30, 2017, the White House Office of Management and Budget withdrew the draft August 2015 Omnibus Guidance document that was issued by the Department of Health and Human Services, or HHS, Health Resources and Services Administration, or HRSA, that addressed a broad range of topics including, among other items, the definition of a patient’s eligibility for 340B drug pricing.  However, as concerns continue to grow over the need for tighter oversight, there remains the possibility that HRSA or another agency under the HHS will propose a similar regulation or that Congress will explore changes to the 340B program through legislation.  For example, a bill was recently introduced that would require hospitals to report their low-income utilization of the program.  Further, the Centers for Medicare & Medicaid Services issued a final rule that would revise the Medicare hospital outpatient prospective payment system for calendar year 2018, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients.  In addition, HHS has currently proposed July 1, 2019, for implementation of the final rule setting forth the calculation of the ceiling price and application of civil monetary penalties under the 340B program.  A material portion of KRYSEXXA prescriptions are written by healthcare providers that are eligible for 340B drug pricing and therefore any reduction in 340B pricing, whether in the form of the final rule or otherwise, or an expansion of healthcare providers eligible for 340B drug pricing, would likely have a negative impact on our net sales from KRYSTEXXA.

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

We may also experience pressure from payers as well as state and federal government authorities concerning certain promotional approaches that we may implement such as our HorizonCares program or any other co-pay or free medicine programs whereby we assist qualified patients with certain out-of-pocket expenditures for our medicine.  Certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs.  Some state legislatures have been considering proposals that would restrict or ban co-pay coupons.  For example, legislation was recently signed into law in California that would limit the use of co-pay coupons in cases where a lower cost generic drug is available and if individual ingredients in combination therapies are available over the counter at a lower cost.  It is possible that similar legislation could be proposed and enacted in additional states.  If we are unsuccessful with our HorizonCares program or any other co-pay initiatives or free medicine programs, or we alternatively are unable to secure expanded formulary access through additional arrangements with PBMs or other payers, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors.  We may also experience financial pressure in the future which would make it difficult to support investment levels in areas such as managed care contract rebates, HorizonCares and other access tools.

We are solely dependent on third parties to commercialize certain of our medicines outside the United States.  Failure of these third parties or any other third parties to successfully commercialize our medicines and medicine candidates in the applicable jurisdictions could have a material adverse effect on our business.

SOBI is our exclusive distributor for RAVICTI in Europe.  Innomar Strategies Inc., or Innomar, is our exclusive distributor for RAVICTI, PROCYSBI and QUINSAIR in Canada.  We rely on other third-party distributors for commercialization of BUPHENYL (known as AMMONAPS in certain European countries) in certain territories outside the United States for which we currently have rights.  Mundipharma International Corporation Limited, or Mundipharma, is our exclusive distributor for LODOTRA in Europe, Asia and Latin America.  We have limited contractual rights to force these third parties to invest significantly in commercialization of these medicines in our markets.  In the event that SOBI, Innomar, our current ex-U.S. distributors for BUPHENYL, Mundipharma or any other third party with any future commercialization rights to any of our medicines or medicine candidates fail to adequately commercialize those medicines or medicine candidates because they lack adequate financial or other resources, decide to focus on other initiatives or otherwise, our ability to successfully commercialize our medicines or medicine candidates in the applicable jurisdictions would be limited, which would adversely affect our business, financial condition, results of operations and prospects.  We have had disagreements with Mundipharma under our European agreements and may continue to have disagreements, which could harm commercialization of LODOTRA in Europe or result in the termination of our agreements with Mundipharma.  In addition, our agreements with SOBI, Innomar, our current ex-U.S. distributors for BUPHENYL and Mundipharma, may be terminated by either party in the event of a bankruptcy of the other party or upon an uncured material breach by the other party.  If these third parties terminated their agreements, we may not be able to secure an alternative distributor in the applicable territory on a timely basis or at all, in which case our ability to generate revenues from the sale of RAVICTI, PROCYSBI, BUPHENYL, QUINSAIR or LODOTRA, outside the United States would be materially harmed.

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

Prior to our acquisition of Raptor, Raptor planned to pursue the development of QUINSAIR for use in the indication of bronchiectasis, or BE, not associated with CF.  Raptor submitted a protocol to the FDA in August 2016 for a Phase 2, placebo-controlled study of QUINSAIR in adults with BE.  Feedback from the FDA was received in October 2016 requesting additional information and changes to the proposed study protocol.  Raptor was also exploring further clinical development of QUINSAIR for the treatment of pulmonary nontuberculous mycobacteria, or NTM infection, based on third-party data generated pertaining to the susceptibility of certain pathogens to treatment with levofloxacin and other fluoroquinolone molecules.  No clinical data has been generated with QUINSAIR in patients with BE or with NTM infections, either by Raptor, subsequently by us or by other parties.  This creates uncertainty regarding the potential efficacy of QUINSAIR in these indications.

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

We have rights to medicines in certain jurisdictions but have no control over third parties that have rights to commercialize those medicines in other jurisdictions, which could adversely affect our commercialization of these medicines.*

Following our sale of the rights to PROCYSBI and QUINSAIR in the Europe, Middle East and Africa, or EMEA, regions to Chiesi Farmaceutici S.p.A, or Chiesi, in June 2017, or the Chiesi divestiture, Chiesi has marketing and distribution rights to PROCYSBI and QUINSAIR in the EMEA regions.  Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.), or Nuvo, has retained its rights to PENNSAID 2% in territories outside of the United States.  In March 2017, Nuvo announced that it had entered into an exclusive license agreement with Sayre Therapeutics PVT Ltd. to distribute, market and sell PENNSAID 2% in India, Sri Lanka, Bangladesh and Nepal, and in December 2017 Nuvo announced that it had entered into a license and distribution agreement with Gebro Pharma AG for the exclusive right to register, distribute, market and sell PENNSAID 2% in Switzerland and Liechtenstein.  Nuvo also announced that it expects to complete PENNSAID 2% out-licensing agreements for other territories throughout 2018.  Similarly, AstraZeneca AB, or AstraZeneca, has retained its existing rights to VIMOVO in territories outside of the United States, including the right to use the VIMOVO name and related trademark.  We have little or no control over Chiesi’s activities with respect to PROCYSBI and QUINSAIR in the EMEA, over Nuvo’s or its existing and future commercial partners’ activities with respect to PENNSAID 2% outside of the United States, or over AstraZeneca’s activities with respect to VIMOVO outside the United States even though those activities could impact our ability to successfully commercialize these medicines.  For example, Chiesi or its assignees, Nuvo or its assignees or AstraZeneca or its assignees can make statements or use promotional materials with respect to PROCYSBI and QUINSAIR, PENNSAID 2% or VIMOVO, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell PROCYSBI and QUINSAIR, PENNSAID 2% or VIMOVO, respectively, in foreign countries at prices that are dramatically lower than the prices we charge in the United States.  These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States, in particular because AstraZeneca is continuing to market VIMOVO outside the United States under the same VIMOVO brand name that we are using in the United States.  In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them.  We also rely on Chiesi, Nuvo and AstraZeneca or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States, as we have or will have limited access to this information ourselves.

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

If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities.  For example, Pharmaceutics International, Inc., or PII, our manufacturer of BUPHENYL, was found to be non-compliant for cGMPs by the Medicines and Healthcare Products Regulatory Agency, or the MHRA, which could restrict PII from supplying BUPHENYL in the EU.  However, BUPHENYL was considered to be critical to public health and as a result, the MHRA issued a certificate of cGMP compliance for PII, which is valid until June 30, 2018.  Additionally, we provided PII with a notice of termination of our supply agreement for BUPHENYL, and this agreement will terminate in October 2018.  We expect Patheon Pharmaceuticals Inc. to be approved to manufacture BUPHENYL for the EU market, and we consider our BUPHENYL inventory on hand to be sufficient to meet current and future commercial requirements during the transition process.  In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel.  If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our medicines or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our medicines, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our medicines.  To the extent any third-party manufacturers that we engage with respect to our medicines are different from those currently being used for commercial supply in the United States, the FDA will need to approve the facilities of those third-party manufacturers used in the manufacture of our medicines prior to our sale of any medicine using these facilities.

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

We have experienced growth and expanded the size of our organization substantially in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity.  As of March 31, 2018, we employed approximately 1,035 full-time employees, including approximately 425 sales representatives, representing a substantial change to the size of our organization.  We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives.  Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

We are also broadening our acquisition strategy to include development-stage assets or programs, which entails additional risk to us.  For example, if we are unable to identify programs that ultimately result in approved medicines, we may spend material amounts of our capital and other resources evaluating, acquiring and developing medicines that ultimately do not provide a return on our investment.  We have less experience evaluating development-stage assets and may be at a disadvantage compared to other entities pursuing similar opportunities.  Regardless, development-stage programs generally have a high rate of failure and we cannot guarantee that any such programs will ultimately be successful.  We will also need to enhance our clinical development and regulatory functions to properly evaluate and develop earlier-stage opportunities, which may include recruiting personnel that are knowledgeable in therapeutic areas we have not yet pursued.  If we are unable to acquire promising development-stage assets or eventually obtain marketing approval for them, we may not be able to create a meaningful pipeline of new medicines and eventually realize a return on our investments.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against several companies intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.  These cases are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s; (ii) Lupin; and (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc., or collectively Mylan.  Patent litigation is currently pending before the Court of Appeals for the Federal Circuit against a fourth generic company, Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida), and Actavis Pharma, Inc., or collectively Actavis Pharma.  The cases arise from Paragraph IV Patent Certification notice letters from each of Dr. Reddy’s, Lupin, Mylan and Actavis Pharma advising each had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.

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

BUPHENYL’s composition of matter patent protection and orphan drug exclusivity have expired.  Because BUPHENYL has no regulatory exclusivity or listed patents, there is nothing to prevent a competitor from submitting an ANDA for a generic version of BUPHENYL and receiving FDA approval.  Generic versions of BUPHENYL to date have been priced at a discount relative to BUPHENYL or RAVICTI, and physicians, patients, or payers may decide that this less expensive alternative is preferable to BUPHENYL and RAVICTI.  If this occurs, sales of BUPHENYL and/or RAVICTI could be materially reduced, but we would nevertheless be required to make royalty payments to Ucyclyd Pharma, Inc., or Ucyclyd, and another external party, at the same royalty rates.  While Ucyclyd and its affiliates are generally contractually prohibited from developing or commercializing new medicines, anywhere in the world, for the treatment of UCD or hepatic encephalopathy, or HE, which are chemically similar to RAVICTI, they may still develop and commercialize medicines that compete with RAVICTI.  For example, medicines approved for indications other than UCD and HE may still compete with RAVICTI if physicians prescribe such medicines off-label for UCD or HE.  We are also aware that Orphan Europe SARL, or Orphan Europe, is conducting a clinical trial of carglumic acid to treat some of the UCD enzyme deficiencies for which RAVICTI was approved.  Promethera Biosciences SA has successfully completed Phase 1/2 trials of its cell-based therapy for the treatment of UCD and a long term follow-up study is expected to be completed in October 2018.  Carglumic acid is approved for maintenance therapy for chronic hyperammonemia and to treat hyperammonenic crises in Nacetylglutamate synthase deficiency, a rare UCD subtype, and is sold under the name Carbaglu.  If the results of this trial are successful and Orphan Europe is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, RAVICTI would face additional competition from this compound.

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

In connection with our acquisition of Raptor, we assumed contractual obligations under agreements with Tripex Pharmaceuticals, LLC, or Tripex, and PARI Pharma GmbH, or PARI, related to QUINSAIR.  Under the agreement with Tripex, as amended, if we do not spend a specified amount on the development of QUINSAIR for non-CF indications between January 1, 2018 and December 31, 2021 and regulatory approval by the FDA for QUINSAIR for the CF indication is obtained prior to December 31, 2021, we may be obligated to pre-pay a milestone payment related to commercial sales of QUINSAIR for non-CF indications.  This obligation is subject to certain exceptions due to, for example, manufacturing delays not under our control, or clinical trial suspension or delay ordered by the FDA.  In October 2017, we triggered a milestone payment under this agreement and we paid Tripex $20.0 million in November 2017.  Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States and to spend a specified minimum amount per year on development activities in the United States until submission of the NDA for QUINSAIR in the United States.  If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States or could be terminated.  We are also subject to contractual obligations under an amended and restated license agreement with the Regents of the University of California, San Diego, or UCSD, with respect to PROCYSBI, including obligations to consider engaging in the development of PROCYSBI for the treatment of non-alcoholic steatohepatitis, or NASH, and related diligence obligations if we undertake such development.  Under the amended and restated license agreement with USCD, we also are subject to diligence obligations to identify a third party to undertake development of PROCYSBI for the treatment of Huntington’s disease.  To the extent that we fail to perform the diligence obligations under the agreement, UCSD may, with respect to such indication, terminate the license or otherwise cause the license to become non-exclusive.  If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications.  In connection with our acquisition of the U.S. rights to VIMOVO, we assumed primary responsibility for the existing patent infringement litigation with respect to VIMOVO, and have also agreed to reimburse certain legal expenses of Aralez Pharmaceuticals Inc. with respect to its continued involvement in such litigation.

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

We may not be able to successfully maintain our current advantageous tax status and resulting tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.*

Our parent company is incorporated in Ireland and has subsidiaries maintained in multiple jurisdictions, including Ireland, the United States, Switzerland, Luxembourg, Germany, Canada, the Grand Cayman Islands and Bermuda.  Prior to our merger transaction in September 2014 with Vidara Therapeutics International Public Limited Company, or Vidara, and such transaction, the Vidara Merger, Vidara was able to achieve a favorable tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with intra-company service and transfer pricing agreements, each on an arm’s length basis.  We are continuing a substantially similar structure and arrangements.

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

The U.S. Treasury and the IRS also issued proposed regulations on April 4, 2016 as well as final and temporary regulations in October 2016 that address whether an interest in a related corporation is debt or equity for United States federal income tax purposes.  These regulations could result in recharacterization of intra-company debt to equity for certain of our intra-company debt and such a recharacterization could result in more of our future income being taxed by the United States and thereby increase our effective tax rate.  We are continuing to evaluate the impact that these regulations may have and will reflect such impact on our financial statements as required.

In addition, the Organization for Economic Co-operation and Development released its Base Erosion and Profit Shifting project final report on October 5, 2015.  This report provides the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on intra-company debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction).  Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions.  On June 7, 2017, several countries, including many countries that we operate and have subsidiaries in, participated in the signing ceremony adopting the Organization for Economic Co-operation and Development’s Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting, commonly referred to as the MLI.  The MLI is intended to provide countries with a tool through which they can amend their income tax treaties.  Although not yet effective, the MLI may modify thousands of tax treaties making it more difficult for us to obtain advantageous tax-treaty benefits.  As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than it is currently taxed, which may substantially increase our effective tax rate.

On July 12, 2016, the Anti-Tax Avoidance Directive, or ATAD, was formally adopted by the Economic and Financial Affairs Council of the EU.  The stated objective of the ATAD is to provide for the effective and swift coordinated implementation of anti-base erosion and profit shifting measures at EU level.  Like all Directives, the ATAD is binding as to the results it aims to achieve though EU Member States are free to choose the form and method of achieving those results.  In addition, the ATAD contains a number of optional provisions that present an element of choice as to how it will be implemented into law.  Elements of the ATAD must be transposed into Irish law by January 1, 2019, and although it is difficult at this stage to determine with precision the impact that the ATAD will have in light of its optional provisions, its implementation could materially increase our effective tax rate.

On December 22, 2017, new legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the Tax Act) that significantly revises the Code in the United States.  The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), implementation of a “base erosion anti-abuse tax” which requires U.S. corporations to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates, taxation of certain non-U.S. corporations’ earnings considered to be “global intangible low taxed income”, or GILTI, repeal of the alternative minimum tax, or AMT, for corporations and changes to a taxpayer’s ability to either utilize or refund the AMT credits previously generated, changes to the limitation on deductions for certain executive compensation particularly with respect to the removal of the previously allowed performance based compensation exception, changes in the attribution rules relating to shareholders of certain “controlled foreign corporations”, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the U.S. corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.  The impact of the Tax Act on holders of our ordinary shares is also uncertain and could be adverse.  For example, recent changes in federal income tax law resulting in additional taxes owed by U.S. shareholders under the new GILTI tax rules or related to “controlled foreign corporations” may discourage U.S. investors from owning or acquiring 10% or greater of our outstanding ordinary shares, which other shareholders may have viewed as beneficial or may otherwise negatively impact the trading price of our ordinary shares.  We are unable to predict what federal tax law may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden and cost of tax compliance.  We urge our shareholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our ordinary shares.

If a United States person is treated as owning at least 10% of our ordinary shares, such holder may be subject to adverse U.S. federal income tax consequences.*

If a United States person is treated as owning (directly, indirectly, or constructively) at least 10% of the value or voting power of our ordinary shares, such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any).  Because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether or not we are treated as a controlled foreign corporation).  A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions.  An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation.  Failure to comply with these reporting and tax paying obligations may subject a United States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting.  We cannot provide any assurances that we will assist investors in determining whether any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any investor is treated as a United States shareholder with respect to any such controlled foreign corporation or furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.  A United States investor should consult its advisors regarding the potential application of these rules to an investment in our ordinary shares.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel.  We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our executive officers composed of our Chairman, President and Chief Executive Officer, Timothy P. Walbert; our Executive Vice President, Chief Business Officer, Robert F. Carey; our Executive Vice President, Chief Financial Officer, Paul W. Hoelscher; our Executive Vice President, Chief Administrative Officer, Barry J. Moze; our Executive Vice President, Head of Research and Development and Chief Scientific Officer, Shao-Lee Lin, M.D., Ph.D; our Executive Vice President, Chief Commercial Officer, Vikram Karnani; our Executive Vice President, Chief Human Resources Officer, Irina P. Konstantinovsky; our Executive Vice President, General Counsel, Brian K. Beeler; our Executive Vice President, Technical Operations, Michael A. DesJardin and our Senior Vice President, Corporate Affairs and Chief Communications Officer, Geoffrey M. Curtis.  In order to retain valuable employees at our company, in addition to salary and annual cash incentives, we provide a mix of performance stock units, or PSUs, that vest subject to attainment of specified corporate performance goals and continued services, stock options and restricted stock units, or RSUs, that vest over time subject to continued services.  The value to employees of PSUs, stock options and RSUs will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

In addition, the FDA closely regulates the marketing and promotion of drugs and biologics. The FDA does not regulate the behaviour of physicians in their choice of treatments.  The FDA does, however, restrict manufacturers’ promotional communications.  A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of medicines for off-label uses and other sales practices.  These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, false claims laws, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of medicines for unapproved uses, pricing and Medicare and/or Medicaid reimbursement.  While Congress has recently considered legislation that would modify or eliminate restrictions for off-label promotion, we do not have sufficient information to anticipate if the current regulatory environment will change.

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

In addition, drug pricing by pharmaceutical companies has come under increased scrutiny.  Specifically, there have been several recent state and U.S. Congressional inquiries, proposed federal and state legislation and state laws enacted designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increase, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies.  For example, legislation was recently signed into law in California that requires drug manufactures to provide advance notice and explanation to state regulators, health plans and insurers and PBMs for price increases of more than 16% over two years.  Moreover, U.S. President Donald Trump has discussed the need for federal legislation, regulation or Executive Order to regulate the prices of medicines.  The Trump administration’s budget proposal for the U.S. government’s fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients.  While any proposed measures will require Congress to pass legislation to become effective, these provisions reinforce the administration’s focus on controlling drug prices.  Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  The majority of our medicines are purchased by private payers, and much of the focus of pending legislation is on government program reimbursement.  However, we cannot know what form any such action may take, the likelihood it would be executed, enacted, effectuated or implemented or the market’s perception of how such legislation would affect us.  Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

We are subject, directly or indirectly, to federal and state healthcare fraud and abuse, transparency laws and false claims laws, privacy and security laws and regulations.  Prosecutions under such laws have increased in recent years and we may become subject to such litigation.  If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

In the United States, we are subject directly, or indirectly or through our customers, to various state and federal fraud and abuse and transparency laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, civil monetary penalty statutes prohibiting beneficiary inducements, and similar state and local laws, federal and state privacy and security laws, sunshine laws, government price reporting laws, and other fraud laws.  Some states, such as Massachusetts, make certain reported information public.  In addition, there are state and local laws that require pharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations.  Collectively, these laws may affect, among other things, our current and proposed sales, marketing and educational programs, as well as other possible relationships with customers, pharmacies, physicians, payers, and patients.  We are subject to similar laws in the EU/EEA, including (effective as of May 25, 2018) the EU General Data Protection Regulation (2016/679), under which fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

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

We rely on third parties to conduct our pre-clinical and clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines or if they experience regulatory compliance issues, we may not be able to obtain regulatory approval for or commercialize our medicine candidates and our business could be substantially harmed.*

We have agreements with third-party contract research organizations, or CROs, to conduct our clinical programs, including those required for post-marketing commitments, and we expect to continue to rely on CROs for the completion of on-going and planned clinical trials.  We may also have the need to enter into other such agreements in the future if we were to develop other medicine candidates or conduct clinical trials in additional indications for our existing medicines.  We have an agreement in place with Syneos Health, Inc. in connection with our Phase 3 confirmatory trial to evaluate teprotumumab for the treatment of thyroid eye disease.  In connection with our ongoing study to evaluate RAYOS/LODOTRA on the fatigue experienced by SLE patients, we are collaborating with the ALR.  We also rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities.  Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol.  We, our CROs and our academic research organizations are required to comply with current GCP or ICH regulations.  The FDA enforces these GCP or ICH regulations through periodic inspections of trial sponsors, principal investigators and trial sites.  If we or our CROs or collaborators fail to comply with applicable GCP or ICH regulations, the data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications.  We cannot assure that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCP or ICH regulations.  In addition, our clinical trials must be conducted with medicine produced under cGMP regulations, and may require a large number of test subjects.  Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.  Moreover, our business may be implicated if any of our CROs or collaborators violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.  We must also obtain certain third-party institutional review board, or IRB, and ethics committee approvals in order to conduct our clinical trials.  Delays by IRBs and ethics committees in providing such approvals may delay our clinical trials.

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

Clinical development of drugs and biologics involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain.  Failure can occur at any time during the clinical trial process.  The results of pre-clinical studies and early clinical trials of potential medicine candidates may not be predictive of the results of later-stage clinical trials.  Medicine candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical testing.  For example, in December 2016, we announced that the Phase 3 trial, Safety, Tolerability and Efficacy of ACTIMMUNE Dose Escalation in Friedreich’s ataxia, evaluating ACTIMMUNE for the treatment of Friedreich’s ataxia did not meet its primary endpoint.  Additionally, we recently made a decision to discontinue our ACTIMMUNE investigator-initiated trials in oncology to focus on our strategic pipeline where we see more promise and long-term intellectual property.

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

Risks Related to our Financial Position and Capital Requirements

In the past we have incurred significant operating losses.*

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara, Hyperion, Crealta Holdings LLC, or Crealta, Raptor and River Vision Development Corp., or River Vision.  We have financed our operations primarily through equity and debt financings and have incurred significant operating losses in the past.  We had an operating loss of $127.3 million for the three months ended March 31, 2018, an operating loss of $392.4 million for the year ended December 31, 2017, an operating loss of $147.2 million for the year ended December 31, 2016 and operating income of $55.4 million for the year ended December 31, 2015.  We had a net loss of $157.3 million for the three months ended March 31, 2018, a net loss of $410.5 million for the year ended December 31, 2017, a net loss of $166.8 million for the year ended December 31, 2016 and net income of $39.5 million for the year ended December 31, 2015.  As of March 31, 2018, we had an accumulated deficit of $1,408.1 million.  Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting.  Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.  While we anticipate that we will generate operating profits in the future, whether we can sustain this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

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

•	continued commercialization of our existing medicines and any other medicine candidates for which we obtain approval;

•	obtaining FDA approvals for teprotumumab or an expanded indication for RAVICTI;

•	securing additional foreign regulatory approvals for our medicines in territories where we have commercial rights; and

•	developing, acquiring and commercializing a portfolio of other medicines or medicine candidates in addition to our current medicines.

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of March 31, 2018, we had $1,905.0 million book value, or $2,018.6 million aggregate principal amount, of indebtedness, including $843.6 million in secured indebtedness.  In October 2017, we borrowed approximately $845.8 million aggregate principal amount of loans pursuant to an amendment to our credit agreement to refinance the then outstanding senior secured term loans incurred in March 2017 under our credit agreement.  In connection with the acquisition of Hyperion, we issued $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in April 2015.  In connection with the acquisition of Raptor, we issued $300.0 million aggregate principal amount of 8.750% Senior Notes due 2024, or the 2024 Senior Notes, in October 2016.  In March 2015, we issued $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes.  Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three-year period), the corporation’s ability to use pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change income may be limited.  We continue to carry forward our annual limitation resulting from an ownership change date of August 2, 2012.  The limitation on pre-change net operating losses incurred prior to the August 2, 2012 change date is approximately $7.7 million for 2018 through 2028.  We continue to carry forward the annual limitation related to Hyperion of $50.0 million resulting from the last ownership change date in 2014 and the annual limitation related to Raptor of $0.2 million resulting from the last ownership change date in 2009.  In addition, in the second quarter of 2017, we recognized $37.4 million of federal net operating losses, $43.2 million of state net operating losses and $5.8 million of federal tax credits following our acquisition of River Vision.  These acquired federal net operating losses and tax credits are subject to an annual limitation of $12.5 million from 2018 through 2021.  The net operating loss carryforward limitation is cumulative such that any use of the carryforwards below the limitations in one year will result in a corresponding increase in the limitations for the subsequent tax year.  Under the Tax Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various U.S. states will conform to the Tax Act.

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

At March 31, 2018, we had $674.3 million of cash and cash equivalents consisting of cash and money market funds.  While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2018, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.  Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

Changes in accounting rules or policies may affect our financial position and results of operations.*

Accounting principles generally accepted in the United States, or GAAP, and related implementation guidelines and interpretations can be highly complex and involve subjective judgments.  Changes in these rules or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.  In addition, our operation as an Irish company with multiple subsidiaries in different jurisdictions adds additional complexity to the application of GAAP and this complexity will be exacerbated further if we complete additional strategic transactions.  Changes in the application of existing rules or guidance applicable to us or our wholly owned subsidiaries could significantly affect our condensed consolidated financial position and results of operations.

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

If intangible assets that we have recorded in connection with our acquisition transactions become impaired, we could have to take significant charges against earnings.*

In connection with the accounting for our various acquisition transactions, we have recorded significant amounts of intangible assets.  Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired.  Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator.  For example, during the three months ended March 31, 2018, we recorded an impairment of $37.9 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America.  Such impairment and any reduction or other impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

Patent litigation is currently pending in the United States District Court for the Eastern District of Texas against Par Pharmaceutical and in the United States District Court for the District of New Jersey against Lupin and against Par Pharmaceutical, who are each intending to market generic versions of RAVICTI prior to the expiration of certain of our patents listed in the Orange Book.  These cases are collectively known as the RAVICTI cases, and arise from Paragraph IV Patent Certification notice letters from each of Par Pharmaceutical and Lupin advising each had filed an ANDA with the FDA seeking approval to market a generic version of RAVICTI before the expiration of the patents-in-suit.  For a more detailed description of the RAVICTI litigation, see Note 18, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against several companies intending to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book.  These cases are collectively known as the PENNSAID 2% cases, and involve the following sets of defendants: (i) Actavis and (ii) Lupin.  These cases arise from Paragraph IV Patent Certification notice letters from each of Actavis and Lupin advising each had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit.  For a more detailed description of the PENNSAID 2% litigation, see Note 18, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against several companies intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.  These cases are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s; (ii) Lupin; and (iii) Mylan.  Patent litigation against a fourth generic company, Actavis Pharma, is currently pending in the Court of Appeals for the Federal Circuit.  The cases arise from Paragraph IV Patent Certification notice letters from each of Dr. Reddy’s, Lupin, Mylan and Actavis Pharma, advising each had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.  For a more detailed description of the VIMOVO litigation, see Note 18, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

In addition, we are subject to contractual obligations under our agreements with Tripex and PARI related to QUINSAIR.  Under the agreement with Tripex, as amended, if we do not spend a specified amount on the development of QUINSAIR for non-CF indications between January 1, 2018 and December 31, 2021 and regulatory approval by the FDA for QUINSAIR for the CF indication is obtained prior to December 31, 2021, we may be obligated to pre-pay a milestone payment related to commercial sales of QUINSAIR for non-CF indications.  This obligation is subject to certain exceptions due to, for example, manufacturing delays not under our control, or clinical trial suspension or delay ordered by the FDA.  In October 2017, we triggered a milestone payment under this agreement and we paid Tripex $20.0 million in November 2017.  Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States and to spend a specified minimum amount per year on development activities in the United States until submission of the NDA for QUINSAIR in the United States.  If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States or could be terminated.  We are also subject to contractual obligations under our amended and restated license agreement with UCSD, with respect to PROCYSBI, including obligations to consider engaging in the development of PROCYSBI for the treatment of NASH and related diligence obligations if we undertake such development.  Under the amended and restated license agreement with USCD, we also are subject to diligence obligations to identify a third party to undertake development of PROCYSBI for the treatment of Huntington’s disease.  To the extent that we fail to perform the diligence obligations under the agreement, UCSD may, with respect to such indication, terminate the license or otherwise cause the license to become non-exclusive.  If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications.

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

Securities class action litigation could divert our management’s attention and harm our business and could subject us to significant liabilities.*

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the equity securities of pharmaceutical companies.  These broad market fluctuations may cause the market price of our ordinary shares to decline.  In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.  This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years.  For example, following declines in our stock price, two federal securities class action lawsuits were filed in March 2016 against us and certain of our current and former officers alleging violations of the Securities Exchange Act of 1934, as amended.  Subsequently, the two actions were consolidated (captioned Schaffer v. Horizon Pharma plc, et al., Case No. 1:16-cv-01763), and plaintiffs added claims under the Securities Act and named additional defendants.  On January 18, 2018, the District Court dismissed all plaintiffs’ claims against all defendants, and denied the plaintiffs any further opportunity to amend their complaint.  On February 16, 2018, plaintiffs filed a notice of appeal of the District Court’s ruling to the Second Circuit Court of Appeals.  Even if we are successful in defending this appeal or any similar claims that may be brought in the future, such litigation could result in substantial costs and may be a distraction to our management, and may lead to an unfavorable outcome that could adversely impact our financial condition and prospects.

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

4.7	Form of 8.750% Senior Note due 2024 (incorporated by reference to Exhibit 4.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on October 25, 2016).

10.1+

Horizon Pharma Public Limited Company 2014 Equity Incentive Plan, as amended, and Form of Option Agreement, Form of Stock Option Grant Notice, Forms of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Grant Notice thereunder (incorporated by reference to Exhibit 10.6 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 28, 2018).

10.2+	Horizon Pharma, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.30 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 28, 2018).

10.3+

Executive Employment Agreement, effective as of January 4, 2018, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Shao-Lee Lin, M.D., Ph.D. (incorporated by reference to Exhibit 10.53 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 28, 2018).

10.4+

Consulting Agreement, effective as of February 1, 2018, by and between Horizon Pharma USA, Inc. and David Happel (incorporated by reference to Exhibit 10.70 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 28, 2018).

Exhibit Number	Description of Document

10.5**

Third Amendment to Supply Agreement, dated February 16, 2018, by and between Horizon Pharma Ireland Limited and Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (incorporated by reference to Exhibit 10.72 to Horizon Pharma Public Limited Company’s Annual Report on Form 10-K, filed on February 28, 2018).

10.6+

Horizon Pharma Public Limited Company Equity Long Term Incentive Program (incorporated by reference to Exhibit 99.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on January 11, 2018).

10.7+

Horizon Pharma Public Limited Company Cash Incentive Program (incorporated by reference to Exhibit 99.2 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on January 11, 2018).

10.8+

Horizon Pharma Public Limited Company Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 99.4 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on January 11, 2018).

10.9+

Horizon Pharma Public Limited Company 2014 Equity Incentive Plan, as amended, and Form of Option Agreement, Form of Stock Option Grant Notice, Forms of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Grant Notice thereunder (incorporated by reference to Exhibit 99.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on May 7, 2018).

10.10+	Amended and Restated Executive Employment Agreement, effective as of March 1, 2018, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and Vikram Karnani.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

HORIZON PHARMA PLC

Date: May 9, 2018	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)