Form 10-Q
period 2018-06-30
Horizon Pharma plc
filed 2018-08-08
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of July 27, 2018: 166,629,738.

HORIZON PHARMA PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of	As of
	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$710,211	$751,368
Restricted cash	6,394	6,529
Accounts receivable, net	403,671	405,214
Inventories, net	50,105	61,655
Prepaid expenses and other current assets	64,231	43,402
Total current assets	1,234,612	1,268,168
Property and equipment, net	18,070	20,405
Developed technology, net	2,272,154	2,443,949
Other intangible assets, net	5,039	5,441
Goodwill	426,441	426,441
Deferred tax assets, net	4,185	3,470
Other assets	29,224	36,081
Total assets	$3,989,725	$4,203,955
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt—current portion	$—	$10,625
Accounts payable	31,110	34,681
Accrued expenses	173,619	175,697
Accrued trade discounts and rebates	449,683	501,753
Accrued royalties—current portion	65,604	65,328
Deferred revenues—current portion	5,629	6,885
Total current liabilities	725,645	794,969
LONG-TERM LIABILITIES:
Exchangeable notes, net	323,105	314,384
Long-term debt, net of current	1,562,013	1,576,646
Accrued royalties, net of current	293,626	291,185
Deferred revenues, net of current	—	9,713
Deferred tax liabilities, net	157,404	157,945
Other long-term liabilities	67,782	68,015
Total long-term liabilities	2,403,930	2,417,888
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 300,000,000 shares authorized; 166,974,870 and 164,785,083 shares issued at June 30, 2018 and December 31, 2017, respectively, and 166,590,504 and 164,400,717 shares outstanding at June 30, 2018 and December 31, 2017, respectively	17	16
Treasury stock, 384,366 ordinary shares at June 30, 2018 and December 31, 2017	(4,585)	(4,585)
Additional paid-in capital	2,306,754	2,248,979
Accumulated other comprehensive loss	(1,128)	(983)
Accumulated deficit	(1,440,908)	(1,252,329)
Total shareholders’ equity	860,150	991,098
Total liabilities and shareholders' equity	$3,989,725	$4,203,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$302,835	$289,507	$526,716	$510,366
Cost of goods sold	100,082	130,150	216,174	269,266
Gross profit	202,753	159,357	310,542	241,100
OPERATING EXPENSES:
Research and development	24,265	163,101	41,910	176,162
Selling, general and administrative	176,674	159,653	356,273	333,718
Impairment of long-lived assets	—	22,270	37,853	22,270
Total operating expenses	200,939	345,024	436,036	532,150
Operating income (loss)	1,814	(185,667)	(125,494)	(291,050)
OTHER EXPENSE, NET:
Interest expense, net	(31,030)	(31,608)	(61,484)	(63,591)
Foreign exchange (loss) gain	(5)	151	(115)	(108)
Gain on divestiture	—	5,856	—	5,856
Loss on debt extinguishment	—	—	—	(533)
Other income (expense), net	347	(35)	525	—
Total other expense, net	(30,688)	(25,636)	(61,074)	(58,376)
Loss before expense (benefit) for income taxes	(28,874)	(211,303)	(186,568)	(349,426)
Expense (benefit) for income taxes	3,962	(1,767)	3,596	(49,320)
Net loss	$(32,836)	$(209,536)	$(190,164)	$(300,106)
Net loss per ordinary share—basic and diluted	$(0.20)	$(1.29)	$(1.15)	$(1.85)
Weighted average ordinary shares outstanding—basic and diluted	165,536,826	162,931,930	164,921,722	162,486,946
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(897)	626	(434)	954
Pension remeasurements	289	—	289	—
Other comprehensive (loss) income	(608)	626	(145)	954
Comprehensive loss	$(33,444)	$(208,910)	$(190,309)	$(299,152)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(190,164)	$(300,106)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	137,447	143,014
Equity-settled share-based compensation	58,554	57,960
Royalty accretion	29,475	25,694
Royalty liability remeasurement	(2,151)	(2,944)
Impairment of long-lived assets	37,853	22,270
Amortization of debt discount and deferred financing costs	11,185	10,629
Deferred income taxes	(1,753)	(79,486)
Acquired in-process research and development expense	—	148,609
Gain on divestiture	—	(2,635)
Loss on debt extinguishment	—	533
Foreign exchange and other adjustments	459	613
Changes in operating assets and liabilities:
Accounts receivable	1,742	(97,267)
Inventories	11,549	67,736
Prepaid expenses and other current assets	(21,738)	2,434
Accounts payable	(3,592)	29,823
Accrued trade discounts and rebates	(52,138)	116,950
Accrued expenses and accrued royalties	(14,099)	(86,235)
Deferred revenues	333	384
Other non-current assets and liabilities	(1,988)	14,755
Net cash provided by operating activities	974	72,731
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment related to license agreement	(12,000)	—
Payments for acquisitions, net of cash acquired	—	(167,850)
Proceeds from divestiture, net of cash divested	—	69,072
Purchases of property and equipment	(762)	(2,627)
Net cash used in investing activities	(12,762)	(101,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loans	(27,722)	(774,875)
Net proceeds from term loans	—	847,768
Proceeds from the issuance of ordinary shares in connection with warrant exercises	—	11
Proceeds from the issuance of ordinary shares through ESPP programs	4,734	3,856
Proceeds from the issuance of ordinary shares in connection with stock option exercises	3,672	1,297
Payment of employee withholding taxes related to share-based awards	(9,185)	(5,202)
Repurchase of ordinary shares	—	(992)
Net cash (used in) provided by financing activities	(28,501)	71,863
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,003)	2,196
Net (decrease) increase in cash, cash equivalents and restricted cash	(41,292)	45,385
Cash, cash equivalents and restricted cash, beginning of the period	757,897	516,150
Cash, cash equivalents and restricted cash, end of the period	$716,605	$561,535

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$55,516	$58,396
Net cash paid for income taxes	27,332	1,519
Cash paid for debt extinguishment	—	145
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued expenses	107	939
Purchases of acquired in-process research and development included in accounts payable and accrued expenses	—	859

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Horizon Pharma plc and its consolidated subsidiaries.  The unaudited condensed consolidated financial statements presented herein include the accounts of the Company and its wholly owned subsidiaries.  All intra-company transactions and balances have been eliminated.

The impairment recorded during the three and six months ended June 30, 2017, of $22.3 million of the asset recognized in connection with the acquisition of certain rights to interferon gamma-1b, as further described in Note 4, was previously included within “selling, general and administrative” expenses.  For prior-period comparisons, the Company now includes this amount in the “impairment of long-lived assets” line item in its condensed consolidated statement of comprehensive loss.

Business Overview

The Company is a biopharmaceutical company focused on researching, developing and commercializing innovative medicines that address unmet treatment needs for rare and rheumatic diseases.  By expanding our pipeline of medicines in development and exploring all potential uses for currently marketed medicines, the Company strives to make a powerful difference for patients, their caregivers and physicians.  The Company has two reportable segments, referred to as the “orphan and rheumatology segment” and the “primary care segment”.  The Company markets eleven medicines in the areas of orphan diseases, rheumatology and primary care.

The Company’s marketed medicines are:

Orphan and Rheumatology
RAVICTI® (glycerol phenylbutyrate) oral liquid
KRYSTEXXA® (pegloticase injection), for intravenous infusion
PROCYSBI® (cysteamine bitartrate) delayed-release capsules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
RAYOS® (prednisone) delayed-release tablets; marketed as LODOTRA® outside the United States
BUPHENYL® (sodium phenylbutyrate) Tablets and Powder; marketed as AMMONAPS® in certain European countries and Japan
QUINSAIR™ (levofloxacin) solution for inhalation

Primary Care
PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”), for topical use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use
MIGERGOT® (ergotamine tartrate & caffeine suppositories), for rectal use

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

From time to time, the Company adopts new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies.

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”).  The new standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The new standard is required to be applied retrospectively to each prior reporting period presented or modified retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  The Company elected to utilize the modified retrospective method.  The performance obligations identified by the Company under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers, are similar to the unit of account and performance obligation determination under ASC Topic 605, Revenue Recognition.  The implementation of this guidance did not have a material impact on the Company’s condensed consolidated financial statements as the timing of revenue recognition for its primary revenue stream, product sales, did not significantly change.  Certain of the Company’s contracts for sales outside the United States include variable consideration that the Company was precluded from recognizing because the amounts were contingent.  The Company concluded that the new standard required a cumulative-effect adjustment of certain deferred revenues under these contracts that were originally expected to be recognized in the future.  Upon adoption on January 1, 2018, the Company reclassified $11.3 million of deferred revenue directly to retained earnings.  Following this reclassification, no amounts remained in deferred revenue relating to these contracts.  In addition, as a result of the adoption of ASU No. 2014-09, the Company now presents all allowances for medicine returns in accrued expenses on the condensed consolidated balance sheet.  This resulted in a reclassification of $37.9 million of allowances for medicine returns from “accounts receivable, net” to “accrued expenses” in the consolidated balance sheet at December 31, 2017, and a reclassification of $11.9 million between the “accounts receivable” and “accrued expenses and accrued royalties” line items within the changes in operating assets and liabilities section of the condensed consolidated statement of cash flow for the six months ended June 30, 2017.

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

The following table summarizes the adjustments made to conform prior period classifications as a result of the adoption of ASU No. 2016-18 and ASU No. 2016-15 (in thousands):

	For the Six Months Ended June 30, 2017
		ASU No. 2016-18	ASU No. 2016-15
	As filed	Reclassification (2)	Reclassification (3)	As adjusted
Net cash provided by operating activities	$68,646	$—	$4,085	$72,731
Net cash used in investing activities	(101,576)	171	—	(101,405)
Net cash provided by financing activities	75,948	—	(4,085)	71,863
Cash, cash equivalents and restricted cash, beginning of the period (1)	509,055	7,095	—	516,150
Cash, cash equivalents and restricted cash, end of the period (1)	554,269	7,266	—	561,535
(1)	Cash, cash equivalents and restricted cash, beginning of the period and end of the period presented in the "As filed" column in the table above excludes restricted cash.
(2)	$7.1 million and $7.3 million in the table above represent the Company’s restricted cash balance at December 31, 2016 and June 30, 2017, respectively.
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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”).  ASU No. 2018-07 largely aligns the accounting for share-based payment awards issued to employees and non-employees.  The Company is required to apply ASU No. 2018-07 to fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The Company expects to adopt ASU No. 2018-07 on January 1, 2019, and it does not expect the adoption of ASU No. 2018-07 to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-08, Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU No. 2018-08”).  The new guidance applies to all entities that receive or make contributions, including business entities.  The Company is required to apply ASU No. 2018-08 to contributions received during annual periods beginning after June 15, 2018, including interim periods within those annual periods.  The Company is required to apply ASU No. 2018-08 to contributions provided during annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company will adopt the standard on January 1, 2019, using prospective application to any new agreements entered into after the effective date.  The Company does not expect the adoption of ASU No. 2018-08 to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Revenue Recognition

In the United States, the Company sells its medicines primarily to wholesale distributors and specialty pharmacy providers.  In other countries, the Company sells its medicines primarily to wholesale distributors and other third-party distribution partners.  These customers subsequently resell the Company’s medicines to health care providers and patients.  In addition, the Company enters into arrangements with health care providers and payers that provide for government-mandated or privately-negotiated discounts and allowances related to the Company’s medicines.  Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied.  The majority of the Company's contracts have a single performance obligation to transfer medicines.  Accordingly, revenues from medicine sales are recognized when the customer obtains control of the Company’s medicines, which occurs at a point in time, typically upon delivery to the customer.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring medicines and is generally based upon a list or fixed price less allowances for medicine returns, rebates and discounts.  The Company sells its medicines to wholesale pharmaceutical distributors and pharmacies under agreements with payment terms typically less than 90 days.  The Company’s process for estimating reserves established for these variable consideration components does not differ materially from the Company’s historical practices.

Medicine Sales Discounts and Allowances

The nature of the Company's contracts gives rise to variable consideration because of allowances for medicine returns, rebates and discounts.  Allowances for medicine returns, rebates and discounts are recorded at the time of sale to wholesale pharmaceutical distributors and pharmacies.  The Company applies significant judgments and estimates in determining some of these allowances.  If actual results differ from its estimates, the Company will be required to make adjustments to these allowances in the future.  The Company’s adjustments to gross sales are discussed further below.

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

Government Rebates

The Company participates in certain federal government rebate programs such as Medicare Coverage Gap and Medicaid.  The Company calculates accrued government rebate estimates using the expected value method.  The Company accrues estimated rebates based on percentages of medicine sold to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that are expected to be sold to qualified patients and records the rebates as a reduction of revenue.  Accrued government rebates are included in “accrued trade discounts and rebates” on the condensed consolidated balance sheet.

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

Segment Reporting

Effective as of the second quarter of 2018, management realigned the Company’s reportable segments to reflect changes in the manner in which the chief operating decision maker (“CODM”) assesses financial information for decision-making purposes.  See Note 13 for further details.  The Company’s accounting policy for segment reporting is described below.

The Company determined that it operates in two reportable segments, an orphan and rheumatology segment and a primary care segment.  The Company’s reportable segments are reported in a manner consistent with the internal reporting provided to the CODM.  The Company’s CODM has been identified as its chief executive officer.  The Company has no transactions between reportable segments.

NOTE 3 – NET LOSS PER SHARE

The following table presents basic and diluted net loss per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted net loss per share calculation:
Net loss	$(32,836)	$(209,536)	$(190,164)	$(300,106)
Weighted average ordinary shares outstanding	165,536,826	162,931,930	164,921,722	162,486,946
Basic and diluted net loss per share	$(0.20)	$(1.29)	$(1.15)	$(1.85)

Basic net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised, converted into ordinary shares, or resulted in the issuance of ordinary shares that would have shared in the Company’s earnings.

The computation of diluted net loss per share excluded 11.0 million and 11.6 million shares subject to equity awards for the three and six months ended June 30, 2018, respectively, and 21.5 million and 18.0 million shares subject to equity awards and warrants for the three and six months ended June 30, 2017, respectively, because their inclusion would have had an anti-dilutive effect on diluted net loss per share.

The potentially dilutive impact of the March 2015 private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) by Horizon Pharma Investment Limited (“Horizon Investment”), a wholly owned subsidiary of the Company, is determined using a method similar to the treasury stock method.  Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash.  Instead, the Company is required to increase the diluted net (loss) income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares.  For diluted net (loss) income per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s ordinary shares over the reporting period is in excess of the exchange price of the Exchangeable Senior Notes.  There was no calculated spread added to the denominator for the three and six months ended June 30, 2018 and 2017.

NOTE 4 – ACQUISITIONS, DIVESTITURES AND OTHER ARRANGEMENTS

Acquisitions

Acquisition of River Vision

On May 8, 2017, the Company acquired 100% of the equity interests in River Vision Development Corp. (“River Vision”) for upfront cash payments totaling approximately $150.3 million, including cash acquired of $6.3 million, with additional potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds.  Pursuant to ASC 805 (as amended by ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”)), the Company accounted for the River Vision acquisition as the purchase of an in-process research and development asset and, pursuant to ASC Topic 730, Research and Development, recorded the purchase price as research and development expense during the year ended December 31, 2017.  Further, the Company recognized approximately $13.1 million of federal net operating losses, $2.8 million of state net operating losses and $5.8 million of federal tax credits.  The acquired tax attributes were set up as deferred tax assets for which a comparable amount was recorded as a deferred credit in long-term liabilities.  The deferred tax assets were further netted with the net deferred tax liabilities of the U.S. group.

Under the agreement for the acquisition of River Vision, the Company is required to pay up to $325.0 million upon the attainment of various milestones related to U.S. Food and Drug Administration (“FDA”) approval and net sales thresholds.  The agreement also includes a royalty payment of three percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).  Under a separate agreement, the Company is also required to pay up to CHF103.0 million ($104.0 million when converted using a CHF-to-Dollar exchange rate at June 30, 2018 of 1.0095) upon the attainment of various milestones related to approval, filing and net sales thresholds.  During the year ended December 31, 2017, CHF2.0 million ($2.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0169) was paid in relation to these milestones.  The separate agreement also includes a royalty payment of between nine percent and twelve percent of the portion of annual worldwide net sales.

Acquisition and Subsequent Sale of Additional Rights to Interferon Gamma-1b

On June 30, 2017, the Company completed its acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International GmbH (“Boehringer Ingelheim International”) in all territories outside of the United States, Canada and Japan, as the Company previously held marketing rights to interferon gamma-1b in these territories, and in connection therewith, paid Boehringer Ingelheim International €19.5 million ($22.3 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1406).  Boehringer Ingelheim International commercialized interferon gamma-1b as IMUKIN in an estimated thirty countries, primarily in Europe and the Middle East.  Upon closing, during the year ended December 31, 2017, the Company accounted for the €19.5 million payment ($22.3 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1406) as the acquisition of an asset which was immediately impaired as projections for future net sales of IMUKIN in these territories did not exceed the related costs, and included the payment in the “impairment of long-lived assets” line item in its condensed consolidated statement of comprehensive loss.  On July 24, 2018, the Company sold its rights to interferon gamma-1b in all territories outside the United States, Canada and Japan to Clinigen Group plc for an upfront payment and a potential additional contingent consideration payment.  The Company continues to market interferon gamma-1b as ACTIMMUNE in the United States.

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

The Company recorded a gain on divestiture of $5.9 million in the condensed consolidated statement of comprehensive loss during the three and six months ended June 30, 2017.  Additionally, during the second half of 2017 the Company recorded adjustments for working capital of $0.4 million and the total gain on divestiture recorded amounted to $6.3 million.

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

The components of inventories as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$6,205	$4,553
Work-in-process	25,200	27,589
Finished goods	18,700	29,513
Inventories, net	$50,105	$61,655

Finished goods at December 31, 2017 included $17.0 million of stepped-up KRYSTEXXA inventory.  During the six months ended June 30, 2018, the Company recorded the remaining $17.0 million of KRYSTEXXA inventory step-up expense to cost of goods sold.  During the three and six months ended June 30, 2017, the Company recorded $19.3 million and $33.7 million, respectively, of KRYSTEXXA and MIGERGOT inventory step-up expense and $14.5 million and $40.8 million, respectively, of PROCYSBI and QUINSAIR inventory step-up expense to cost of goods sold.

KRYSTEXXA inventory step-up was fully expensed by March 31, 2018.  As a result, the costs of goods sold related to KRYSTEXXA have decreased significantly beginning with the second quarter of 2018 to levels consistent with the historical costs of goods sold before the Company’s acquisition of Crealta Holdings LLC.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on the Company’s gross profit, gross margin percentage and net (loss) income for all affected periods, the Company discloses balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Deferred charge for taxes on intra-company profit	$10,297	$535
Prepaid income taxes	9,806	8
Rabbi trust assets	8,292	6,490
Medicine samples inventory	7,777	11,415
Other prepaid expenses and other current assets	28,059	24,954
Prepaid expenses and other current assets	$64,231	$43,402

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Software	$14,855	$14,956
Leasehold improvements	9,859	9,415
Machinery and equipment	4,800	4,819
Computer equipment	2,226	2,235
Other	2,331	2,508
	34,071	33,933
Less accumulated depreciation	(16,220)	(13,672)
Construction in process	219	144
Property and equipment, net	$18,070	$20,405

Depreciation expense was $1.6 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively, and was $3.1 million and $3.6 million for the six months ended June 30, 2018 and 2017, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of June 30, 2018 and December 31, 2017 was $426.4 million.

As discussed in Note 13, during the second quarter of 2018, management realigned the Company’s reportable segments to reflect changes in the manner in which the CODM assesses financial information for decision-making purposes.  This resulted in a change in the Company’s operating segments and reporting units.  The Company allocated goodwill to its new reporting units using a relative fair value approach.  In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the allocation and determined that no impairment existed.  The table below presents goodwill for the Company’s reportable segments as of June 30, 2018 (in thousands):

	Orphan and Rheumatology	Primary Care	Total
Goodwill	$371,883	$54,558	$426,441

During the year ended December 31, 2017, in connection with the Chiesi divestiture, the Company recorded a reduction to goodwill of $16.3 million.  See Note 4 for further details.

As of June 30, 2018, there were no accumulated goodwill impairment losses.

Intangible Assets

As of June 30, 2018, the Company’s finite-lived intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL/AMMONAPS, KRYSTEXXA, LODOTRA, MIGERGOT, PENNSAID 2%, PROCYSBI, RAVICTI, RAYOS and VIMOVO, as well as customer relationships for ACTIMMUNE.

During the three and six months ended June 30, 2017, in connection with the Chiesi divestiture, the Company recorded a reduction in the net book value of developed technology related to PROCYSBI of $47.3 million.  See Note 4 for further details.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value.  During the six months ended June 30, 2018, the Company recorded an impairment of $37.9 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a Patented Medicine Prices Review Board review.  The fair value of developed technology was determined using an income approach.

Intangible assets as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018				December 31, 2017
	Cost Basis	Impairment	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$3,115,695	$(37,853)	$(805,688)	$2,272,154	$3,115,695	$(671,746)	$2,443,949
Customer relationships	8,100	—	(3,061)	5,039	8,100	(2,659)	5,441
Total intangible assets	$3,123,795	$(37,853)	$(808,749)	$2,277,193	$3,123,795	$(674,405)	$2,449,390

Amortization expense for the three months ended June 30, 2018 and 2017 was $67.0 million and $69.8 million, respectively, and was $134.3 million and $139.5 million for the six months ended June 2018 and 2017, respectively. As of June 30, 2018, estimated future amortization expense was as follows (in thousands):

2018 (July to December)	$135,449
2019	256,658
2020	255,962
2021	248,456
2022	243,872
Thereafter	1,136,796
Total	$2,277,193

NOTE 9 - OTHER ASSETS

Included in other assets at June 30, 2018 and December 31, 2017, was $23.9 million and $24.6 million, respectively, which represents the long-term portion of the estimated amounts that are expected to be reimbursed from Chiesi for PROCYSBI and QUINSAIR royalties.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Payroll-related expenses	$52,806	$56,338
Allowances for returns	42,214	37,863
Consulting and professional services	35,848	27,542
Accrued interest	13,785	14,127
Accrued upfront payment related to license agreement	—	12,000
Accrued other	28,966	27,827
Accrued expenses	$173,619	$175,697

Accrued other as of June 30, 2018 and December 31, 2017 included $3.7 million and $2.1 million, respectively, related to a loss on inventory purchase commitments.

NOTE 11 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of June 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued wholesaler fees and commercial rebates	$167,443	$190,215
Accrued co-pay and other patient assistance	179,213	230,533
Accrued government rebates and chargebacks	103,027	81,005
Accrued trade discounts and rebates	$449,683	$501,753
Invoiced wholesaler fees and commercial rebates, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	7,296	15,042
Total customer-related accruals and allowances	$456,979	$516,795

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2017 to June 30, 2018 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2017	$190,485	$232,325	$93,985	$516,795
Current provisions relating to sales during the six months ended June 30, 2018	301,257	1,027,240	187,469	1,515,966
Adjustments relating to prior-year sales	(667)	(374)	(12,529)	(13,570)
Payments relating to sales during the six months ended June 30, 2018	(133,639)	(848,027)	(82,732)	(1,064,398)
Payments relating to prior-year sales	(189,661)	(231,951)	(76,202)	(497,814)
Balance at June 30, 2018	$167,775	$179,213	$109,991	$456,979

NOTE 12 – ACCRUED ROYALTIES

During the six months ended June 30, 2018, changes to the liability for royalties for medicines acquired through business combinations consisted of the following (in thousands):

Balance as of December 31, 2017	356,513
Remeasurement of royalty liabilities	(2,151)
Royalty payments	(24,527)
Accretion expense	29,375
Other royalty expense	20
Balance as of June 30, 2018	359,230
Accrued royalties - current portion as of June 30, 2018	65,604
Accrued royalties, net of current as of June 30, 2018	$293,626

NOTE 13 – SEGMENT AND OTHER INFORMATION

Effective as of the second quarter of 2018, management realigned the Company’s reportable segments to reflect changes in the manner in which the CODM assesses financial information for decision-making purposes.  All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

The Company has two reportable segments, the orphan and rheumatology segment and the primary care segment, and the Company reports net sales and segment operating income for each segment.

The orphan and rheumatology segment includes the marketed medicines ACTIMMUNE, BUPHENYL/AMMONAPS, KRYSTEXXA, PROCYSBI, QUINSAIR, RAVICTI and RAYOS/LODOTRA.  The primary care segment consists of four marketed medicines, including DUEXIS, MIGERGOT, PENNSAID 2% and VIMOVO.

Management structured the business into two segments to improve operating and resource allocation decisions to align with the Company’s long-term strategic goal of transforming into a leading rare disease medicine company.

The Company’s CODM evaluates the financial performance of the Company’s segments based upon segment operating income.  Segment operating income is defined as loss before expense (benefit) for income taxes adjusted for the items set forth in the reconciliation below.  Items below income from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s CODM.  Additionally, certain expenses are not allocated to a segment.  The Company does not report balance sheet information by segment as no balance sheet by segment is reviewed by the Company’s CODM.  The accounting policy for the Company’s segments is described in Note 2.

The following table reflects net sales by medicine for the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
KRYSTEXXA	$58,608	$38,301	$105,326	$69,915
RAVICTI	56,958	47,239	106,051	91,114
PROCYSBI	38,433	36,679	73,367	70,959
ACTIMMUNE	27,382	28,819	52,240	55,021
RAYOS	13,452	11,643	24,142	21,901
BUPHENYL	5,244	6,231	10,986	12,555
LODOTRA	1,535	1,804	1,650	2,672
QUINSAIR	97	1,407	218	3,200
Orphan and Rheumatology segment net sales	$201,709	$172,123	$373,980	$327,337

PENNSAID 2%	47,610	51,221	74,413	92,831
DUEXIS	30,728	43,603	46,405	61,332
VIMOVO	21,856	21,130	30,235	26,012
MIGERGOT	932	1,430	1,683	2,854
Primary Care segment net sales	$101,126	$117,384	$152,736	$183,029

Total net sales	$302,835	$289,507	$526,716	$510,366

The table below provides reconciliations of the Company’s segment operating income to the Company’s total loss before expense (benefit) for income taxes for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Segment operating income:
Orphan and Rheumatology	$70,609	$64,662	$113,713	$114,386
Primary Care	45,883	62,423	36,311	65,042
Reconciling items:
Amortization, accretion and step-up:
Intangible amortization expense	(66,989)	(69,776)	(134,344)	(139,453)
Accretion of royalty liabilities	(14,797)	(12,735)	(29,515)	(25,694)
Inventory step-up expense	(53)	(33,895)	(17,129)	(74,490)
Interest expense, net	(31,030)	(31,608)	(61,484)	(63,591)
Share-based compensation	(30,721)	(27,768)	(58,554)	(56,237)
Restructuring and realignment costs	(7,039)	(5,193)	(10,381)	(5,193)
Litigation settlements	(4,250)	—	(4,250)	—
Depreciation	(1,551)	(1,755)	(3,104)	(3,561)
Acquisition/divestiture-related costs	(1,775)	(153,385)	(5,686)	(163,424)
Drug substance harmonization costs	(475)	(745)	(1,279)	(5,044)
Charges relating to discontinuation of Friedreich's ataxia program	(272)	3,103	(1,222)	3,103
Fees related to term loan refinancings	(15)	45	(42)	(4,098)
Foreign exchange (loss) gain	(5)	151	(115)	(108)
Impairment of long-lived assets	—	(22,270)	(37,853)	(22,270)
Remeasurement of royalties for medicines acquired through business combinations	—	—	2,151	2,944
Gain on divestiture	—	5,856	—	5,856
Upfront and milestone payments related to license agreements	—	—	(90)	—
Loss on debt extinguishment	—	—	—	(533)
Other income (expense), net	347	(35)	525	—
Royalties for medicines acquired through business combinations	13,259	11,622	25,780	22,939
Loss before expense (benefit) for income taxes	$(28,874)	$(211,303)	$(186,568)	$(349,426)

The following tables present the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments, and all other customers as a group for the three and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	For the Three Months Ended June 30,
	2018		2017
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$292,914	26%	$337,770	32%
Customer B	277,705	25%	321,639	30%
Customer C	126,881	11%	144,241	13%
Other Customers	430,296	38%	268,034	25%
Gross Sales	$1,127,796	100%	$1,071,684	100%

	For the Six Months Ended June 30,
	2018		2017
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$569,725	27%	$588,859	29%
Customer B	495,562	24%	627,191	31%
Customer C	239,047	12%	283,465	14%
Other Customers	777,901	37%	500,742	26%
Gross Sales	$2,082,235	100%	$2,000,257	100%

Geographic revenues are determined based on the country in which the Company’s customers are located.  The following tables present a summary of net sales attributed to geographic sources for the three and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$295,939	98%	$279,012	96%
Rest of world	6,896	2%	10,495	4%
Net sales	$302,835		$289,507

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$515,310	98%	$489,897	96%
Rest of world	11,406	2%	20,469	4%
Net sales	$526,716		$510,366

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

As of June 30, 2018, the Company’s restricted cash included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values.  Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

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

The Company transfers its financial assets and liabilities between the fair value hierarchies at the end of each reporting period.  There were no transfers between the different levels of the fair value hierarchy during the six months ended June 30, 2018 or 2017.

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$3,000	$—	$3,000
Money market funds	662,657	—	—	662,657
Other current assets	8,156	—	—	8,156
Total assets at fair value	$670,813	$3,000	$—	$673,813
Liabilities:
Other long-term liabilities	(8,156)	—	—	(8,156)
Total liabilities at fair value	$(8,156)	$—	$—	$(8,156)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$3,000	$—	$3,000
Money market funds	687,000	—	—	687,000
Other current assets	6,490	—	—	6,490
Total assets at fair value	$693,490	$3,000	$—	$696,490
Liabilities:
Other long-term liabilities	(6,490)	—	—	(6,490)
Total liabilities at fair value	$(6,490)	$—	$—	$(6,490)

NOTE 15 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
2017 Term Loan Facility	$818,026	$845,750
2023 Senior Notes	475,000	475,000
2024 Senior Notes	300,000	300,000
Exchangeable Senior Notes	400,000	400,000
Total face value	1,993,026	2,020,750
Debt discount	(97,737)	(108,054)
Deferred financing fees	(10,171)	(11,041)
Total long-term debt	1,885,118	1,901,655
Less: long-term debt—current portion	—	(10,625)
Long-term debt, net of current portion	$1,885,118	$1,891,030

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

The Company elected to exercise its reinvestment rights under the mandatory prepayment provisions of the March 2017 Credit Agreement with respect to the net proceeds from the Chiesi divestiture.  To the extent the Company had not applied such net proceeds to permitted acquisitions (including the acquisition of rights to products and products lines) and/or the acquisition of capital assets within 365 days of the receipt thereof (or committed to so apply and then applied within 180 days after the end of such 365-day period), the Company was required to make a mandatory prepayment under the March 2017 Credit Agreement in an amount equal to the unapplied net proceeds.  On June 21, 2018, the Company repaid $23.5 million under the mandatory prepayment provisions of the March 2017 Credit Agreement.

Borrowers under the Credit Agreement are permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium.  The Borrowers are required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of the Company’s excess cash flow (subject to decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively).  The October 2017 Refinancing Loans are amortized in equal quarterly installments that began on December 31, 2017, in an aggregate annual amount equal to 1.00% of the original principal amount of the October 2017 Refinanced Loans (i.e. $850.0 million), with any remaining balance payable on March 29, 2024, the final maturity date of the October 2017 Refinancing Loans.  Following the mandatory prepayment on June 21, 2018, as described above, the Company is not required to pay any further quarterly installments until June 30, 2020.

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

The interest on the Company’s 2017 Term Loan Facility is variable and as of June 30, 2018, the interest rate on the 2017 Term Loan Facility was 5.375% and the effective interest rate was 5.80%.

As of June 30, 2018, the fair value of the amounts outstanding under the 2017 Term Loan Facility was approximately $816.0 million, categorized as a Level 2 instrument, as defined in Note 14.

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

As of June 30, 2018, the interest rate on the 2023 Senior Notes was 6.625% and the effective interest rate was 6.68%.

As of June 30, 2018, the fair value of the 2023 Senior Notes was approximately $478.6 million, categorized as a Level 2 instrument, as defined in Note 14.

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

As of June 30, 2018, the interest rate on the 2024 Senior Notes was 8.750% and the effective interest rate was 9.20%.

As of June 30, 2018, the fair value of the 2024 Senior Notes was approximately $321.8 million, categorized as a Level 2 instrument, as defined in Note 14.

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

As of June 30, 2018, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

As of June 30, 2018, the interest rate on the Exchangeable Senior Notes was 2.50% and the effective interest rate was 8.88%.

As of June 30, 2018, the fair value of the Exchangeable Senior Notes was approximately $381.0 million, categorized as a Level 2 instrument, as defined in Note 14.

NOTE 16 – OTHER LONG-TERM LIABILITIES

Included in other long-term liabilities at June 30, 2018 and December 31, 2017, is $25.7 million and $26.4 million, respectively, representing the fair value of the long-term portion of the contingent liability for royalties potentially payable on sales by Chiesi under agreements related to PROCYSBI and QUINSAIR.

Other long-term liabilities at June 30, 2018 and December 31, 2017, included $6.0 million and $7.8 million, respectively, related to a loss on inventory purchase commitments.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Patheon Pharmaceuticals Inc. (“Patheon”) is obligated to manufacture PROCYSBI for the Company through December 31, 2021.  The Company must provide Patheon with rolling, non-binding forecasts of PROCYSBI, with a portion of the forecast being a firm written order.  Cambrex Profarmaco Milano (“Cambrex”) is obligated to manufacture PROCYSBI active pharmaceutical ingredient (“API”) for the Company through November 30, 2020.  The Company must provide Cambrex with rolling, non-binding forecasts, with a portion of the forecast being the minimum floor of the firm order that must be placed.  At June 30, 2018, the Company had a binding purchase commitment with Patheon for PROCYSBI of $2.3 million, to be delivered through December 2018, and with Cambrex for PROCYSBI API of $3.3 million, to be delivered through December 2020.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), they are required to manufacture and supply ACTIMMUNE and IMUKIN to the Company.  The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least June 30, 2024.  As of June 30, 2018, the minimum binding purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $22.9 million (converted using a Dollar-to-Euro exchange rate of 1.1683) through July 2024.  As of June 30, 2018, the Company also committed to incur an additional $2.7 million for the harmonization of the drug substance manufacturing process with Boehringer Ingelheim Biopharmaceuticals.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least eighty percent of its annual world-wide bulk product requirements for KRYSTEXXA from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israeli Office of the Chief Scientist (“OCS”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the OCS.  The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order.  The first six months of the forecast are considered binding firm orders.  At June 30, 2018, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $48.0 million, to be delivered through December 31, 2026.

Jagotec AG (“Jagotec”) or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk.  The earliest the agreement can expire is December 31, 2023, and the minimum purchase commitment is in force until December 2023.  At June 30, 2018, the minimum purchase commitment based on tablet pricing in effect under the agreement was $6.1 million through December 2023.  Additionally, purchase orders relating to the manufacture of RAYOS/LODOTRA of $0.5 million were outstanding at June 30, 2018.

Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (“Nuvo”) is obligated to manufacture and supply PENNSAID 2% to the Company.  The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party.  At least ninety days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities.  At June 30, 2018, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $3.4 million, to be delivered through September 2018.

Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”) is obligated to manufacture and supply DUEXIS to the Company in final, packaged form, and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia.  The agreement term extends until May 2021, and automatically renews for successive two-year terms unless terminated by either party upon two years’ prior written notice.  At June 30, 2018, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $6.8 million, to be delivered through November 2018.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, BUPHENYL, QUINSAIR, VIMOVO and MIGERGOT of $10.9 million were outstanding at June 30, 2018.  Additionally, at June 30, 2018, the Company had a binding commitment related to process validation activities for teprotumumab of $2.0 million, binding batch purchase commitments for teprotumumab of $5.6 million and a binding reserve payment related to the manufacture of teprotumumab of $2.1 million.

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

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications.  The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made.  In connection with the federal securities class action litigation (described in Note 18 below), the Company received notice from the Underwriter Defendants (as defined below) of their intention to seek indemnification and received and paid several invoices from the Underwriter Defendants.  On November 14, 2016, all defendants moved to dismiss the plaintiffs’ amended complaint.  Plaintiffs filed their opposition to the motion to dismiss on December 21, 2016.  On January 18, 2018, the District Court dismissed all Plaintiffs’ claims against all Defendants, and denied the Plaintiffs any further opportunity to amend their complaint.  On February 16, 2018, plaintiffs filed a notice of appeal of the District Court’s ruling to the Second Circuit Court of Appeals.  On June 8, 2018, Plaintiffs voluntarily dismissed the appeal with Defendants’ consent.  The Company may record charges in the future as a result of these indemnification obligations.

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

On June 27, 2018, the Company and Lupin entered into a Settlement and License Agreement (“Settlement Agreement”) under which they agreed to file stipulations of dismissal with the District Court regarding the district court litigation and a joint request for termination in the IPRs. Lupin further agreed to withdraw from the appeal pending before the Federal Circuit Court of Appeals.  The Settlement Agreement also provides for a full settlement and release by each party of all claims that relate to Lupin’s generic version of RAVICTI or the litigation, the IPRs or the appeal. Under the Settlement Agreement, the license entry date is July 1, 2026; however, Lupin may be able to enter the market earlier in certain circumstances.

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

On August 17, 2016, the District Court issued a Markman opinion holding certain of the asserted claims of seven of the Company’s patents covering PENNSAID 2% invalid as indefinite.  On March 16, 2017, the Court granted Actavis’ motion for summary judgment of non-infringement of the asserted claims of three of the Company’s patents covering PENNSAID 2%.  In view of the Markman and summary judgment decisions, a bench trial was held on March 21-30, 2017, regarding a claim of one of the Company’s patents covering PENNSAID 2%.  On May 14, 2017, the Court issued its opinion upholding the validity of claim of the patent, which Actavis had previously admitted its proposed generic diclofenac sodium topical solution product would infringe.  Actavis filed its Notice of Appeal on June 16, 2017.  The Company also filed its Notice of Appeal of the District Court’s rulings on certain claims of eleven of the Company’s patents covering PENNSAID 2%.  The Company’s opening brief was filed on August 14, 2017.  Actavis’s opening brief, challenging the District Court’s judgment on U.S. Patent 9,066,913, was filed on October 10, 2017, and the Company’s brief defending the judgment was filed on November 20, 2017.  The parties are awaiting the decision of the Federal Circuit Court of Appeals.

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

On October 27, 2015, February 5, 2016 and August 18, 2016, the Company filed three separate suits in the United States District Court for the District of New Jersey against Lupin for patent infringement of seven of the Company’s patents covering PENNSAID 2%.  All seven patents are listed in the Orange Book.  On May 30, 2018, the Company finalized settlement of the cases against Lupin and the cases are now dismissed.  Under the Settlement Agreement with Lupin, the license entry date is October 17, 2027; however, Lupin may be able to enter the market earlier in certain circumstances.

Between April 2016 and April 2017, the Company received from Apotex Inc. four notices of Paragraph IV Patent Certification against eighteen of the Company’s patents covering PENNSAID 2%.  All of the subject patents are listed in the Orange Book.

DUEXIS

On May 29, 2018, the Company received notice from Alkem Laboratories, Inc. (“Alkem”) that it had filed an ANDA with the FDA seeking approval for a generic version of DUEXIS.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering DUEXIS are invalid and/or will not be infringed by Alkem’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of Delaware against Alkem on July 9, 2018, seeking an injunction to prevent the approval of Alkem’s ANDA and/or to prevent Alkem from selling a generic version of DUEXIS.

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

On August 24, 2017, Mylan filed a Petition for IPR of one of the Company’s patents covering VIMOVO.  The Company filed its Preliminary Patent Owner Response on December 12, 2017.  On March 8, 2018, the PTAB instituted Mylan’s Petition for IPR. On March 22, 2018, the Company filed a Request for Rehearing of the decision to institute IPR, which was denied by the PTAB on May 25, 2018.  On April 6, 2018, Dr. Reddy’s filed a Petition for IPR of the same patent challenged by Mylan and a motion for joinder with Mylan’s IPR.  The Company filed an opposition to Dr. Reddy’s motion for joinder on May 9, 2018.  The parties are awaiting the PTAB’s decision regarding Dr. Reddy’s Petition.

On December 4, 2017, Mylan filed a Petition for IPR of another of the Company’s patents covering VIMOVO.  The PTAB instituted an IPR proceeding on Mylan’s Petition on June 14, 2018.

Other

Beginning on March 8, 2016, two federal securities class action lawsuits (captioned Schaffer v. Horizon Pharma plc, et al., Case No. 16-cv-01763-JMF and Banie v. Horizon Pharma plc, et al., Case No. 16-cv-01789-JMF) were filed in the United States District Court for the Southern District of New York against the Company and certain of the Company’s current and former officers (the “Officer Defendants”).  On March 24, 2016, the court consolidated the two actions under Schaffer v. Horizon Pharma plc, et al.  On June 3, 2016, the court appointed Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust and the Carpenters Pension Trust Fund for Northern California as lead plaintiffs and Labaton Sucharow LLP as lead counsel.  On July 25, 2016, lead plaintiffs and additional named plaintiff Automotive Industries Pension Trust Fund filed their consolidated complaint, which they subsequently amended on October 7, 2016, including additional current and former officers, the Company’s Board of Directors (the “Director Defendants”), and underwriters involved with the Company’s April 2015 public offering (the “Underwriter Defendants”) as defendants.  The plaintiffs alleged that certain of the Company and the Officer Defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and/or misleading statements about, among other things: (a) the Company’s financial performance, (b) the Company’s business prospects and drug-pricing practices, (c) the Company’s sales and promotional practices, and (d) the Company’s design, implementation, performance, and risks associated with the Company’s Prescriptions-Made-Easy program.  The plaintiffs alleged that certain of the Company, the Director Defendants and the Underwriter Defendants violated sections 11, 12(a)(2) and 15 of the Securities Act in connection with the Company’s April 2015 public offering.  The plaintiffs sought, among other things, an award of damages allegedly sustained by plaintiffs and the putative class, including a reasonable allowance for costs and attorneys’ fees.  On November 14, 2016, all defendants moved to dismiss the plaintiffs’ amended complaint.  Plaintiffs’ filed their opposition to the motion to dismiss on December 21, 2016.  On January 18, 2018, the District Court dismissed all plaintiffs’ claims against all defendants, and denied the plaintiffs any further opportunity to amend their complaint.  On February 16, 2018, plaintiffs filed a notice of appeal of the District Court’s ruling to the Second Circuit Court of Appeals.  On June 8, 2018, the plaintiffs voluntarily dismissed their appeal, ending the lawsuit.

NOTE 19 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at June 30, 2018, include its 2005 Stock Plan, 2011 Equity Incentive Plan, 2014 Employee Stock Purchase Plan (“2014 ESPP”), 2014 Equity Incentive Plan (“2014 EIP”) and 2014 Non-Employee Equity Plan.  As of June 30, 2018, an aggregate of 2,490,908 ordinary shares were authorized and available for future issuance under the 2014 ESPP, an aggregate of 6,784,635 ordinary shares were authorized and available for future grants under the 2014 EIP and an aggregate of 116,163 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Equity Plan.  On February 21, 2018, the Compensation Committee of the Company’s Board of Directors approved, subject to shareholder approval, an amendment to the 2014 EIP, increasing the number of ordinary shares that may be issued under the 2014 EIP by 10,800,000 ordinary shares.  On May 3, 2018, the shareholders of the Company approved such amendment to the 2014 EIP.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	14,275,316	$18.04	6.97	$25,005
Granted	403,973	14.41
Exercised	(529,495)	6.93
Forfeited	(442,390)	18.34
Expired	(206,061)	19.80
Outstanding as of June 30, 2018	13,501,343	18.33	6.53	29,880
Exercisable as of June 30, 2018	10,225,857	17.93	6.08	27,861

Stock options typically have a contractual term of ten years from grant date.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model.  The determination of the fair value of each stock option is affected by the Company’s share price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected share price volatility over the expected life of the awards and actual and projected stock option exercise behavior.  The weighted average fair value per share of stock option awards granted during the six months ended June 30, 2018 and 2017, and assumptions used to value stock options, were as follows:

	For the Six Months Ended June 30,
	2018	2017
Dividend yield	—	—
Risk-free interest rate	2.3%-2.8%	1.9%-2.0%
Weighted average expected volatility	49.5%	49.1%
Expected life (in years)	5.6	6.0
Weighted average grant-date fair value per share of options granted	$6.93	$8.24

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

Forfeitures

As share-based compensation expense recognized in the condensed consolidated statements of comprehensive loss is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on actual forfeiture experience, analysis of employee turnover and other factors.  The Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, on January 1, 2017 and elected to retain a forfeiture rate after adoption.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2018:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2017	5,283,850	$14.77
Granted	4,392,136	15.49
Vested	(1,743,109)	14.51
Forfeited	(346,998)	15.18
Outstanding as of June 30, 2018	7,585,879	$15.23

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the six months ended June 30, 2018:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2017	7,854,880
Granted	1,413,257	$16.08	2.6%	$15.66
Forfeited	(19,314)	16.64	0.0%	16.64
Expired (1)	(7,854,880)	14.82	14.9%	12.60
Outstanding as of June 30, 2018	1,393,943

(1)

During the six months ended June 30, 2018, the final tranches of the Company’s PSUs outstanding at December 31, 2017 expired due to failure to meet the Company’s minimum total compounded annual shareholder rate of return (“TSR”) requirement.

On January 5, 2018, the Company awarded PSUs to key executive participants (“2018 PSUs”).  Vesting of the 2018 PSUs was contingent upon receiving shareholder approval of amendments to our 2014 Equity Incentive Plan, which were approved on May 3, 2018.  The 2018 PSUs utilize two performance metrics, a short-term component tied to business performance and a long-term component tied to relative compounded annual TSR, as follows:

•

30% of the 2018 PSUs that may vest (such portion of the PSU award, the “Relative TSR PSUs”) are determined by reference to the level of the Company’s relative TSR over the three-year period ending December 31, 2020, as measured against the TSR of each company included in the Nasdaq Biotechnology Index (NBI) during such three-year period.  Generally, in order to earn any portion of the Relative TSR PSUs, the participant must also remain in continuous service with the Company through the earlier of January 1, 2021 or the date immediately prior to a change in control.  If a change in control occurs prior to December 31, 2020, the level of the Company’s relative TSR will be measured through the date of the change in control.

•

70% of the 2018 PSUs that may vest (such portion of the PSU award, the “Net Sales PSUs”), are determined by reference to the Company’s net sales for its business units during 2018 (being the orphan business unit, rheumatology business unit and primary care business unit), weighted with the orphan business unit and rheumatology business unit comprising the majority of the target sales (with respect to the total PSU award).  If, and to the extent earned, the Net Sales PSUs portion will vest in three equal annual installments on each anniversary of January 5, 2018, subject to the participant’s continued service with the Company through the applicable vesting dates.  If a divestiture of any of the Company’s business units occurs before December 31, 2018, other than in connection with a change in control, the portion of the Net Sales PSUs that may vest based upon net sales of the applicable business unit will be calculated based on the greater of: (i) 100% achievement of net sales target for the applicable business unit or (ii) the portion of the Net Sales PSUs that would have been earned if the divestiture had not occurred as determined by the compensation committee of the Company’s board of directors.  If a change in control occurs before December 31, 2018, the portion of the Net Sales PSUs that may vest will be calculated based on the greater of: (i) 100% achievement of net sales target for the applicable business unit or (ii) the portion of the Net Sales PSUs that would have been earned if the divestiture had not occurred, as determined by the compensation committee of the Company’s board of directors.

All PSUs outstanding at June 30, 2018, may vest in a range of between 0% and 200%, based on the performance metrics described above.  The Company accounts for the 2018 PSUs as equity-settled awards in accordance with ASC 718.  Because the value of the Relative TSR PSUs are dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the Relative TSR PSUs.  As a result, the Monte Carlo model is applied and the most significant valuation assumptions used during the six months ended June 30, 2018, include:

Valuation date stock price	$13.87
Expected volatility	71.3%
Risk free rate	2.6%

The value of the Net Sales PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full period performance against targets, and the Company adjusts the expense quarterly.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Share-based compensation expense
Cost of goods sold	$1,893	$1,001
Research and development	4,649	4,362
Selling, general and administrative	52,012	50,874
Total share-based compensation expense	$58,554	$56,237

During the six months ended June 30, 2018 and 2017, the Company recognized $0.8 million of tax benefit and $0.2 million of tax detriment, respectively, related to share-based compensation resulting from the current share prices in effect at the time of the exercise of stock options and vesting of restricted stock units.  In addition, during the six months ended June 30, 2018, $20.4 million of deferred tax assets related to previously recognized share-based compensation expense related to PSUs was charged to income tax expense.  As of June 30, 2018, the Company estimates that pre-tax unrecognized compensation expense of $156.0 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the first quarter of 2022.  The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

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

The Company accounted for the Cash Incentive Program as a deferred compensation plan under ASC 710 and will recognize the anticipated payout expense using straight-line recognition through the end of the 36-month vesting period.  During the three and six months ended June 30, 2018, the Company recorded an expense of $1.3 million and $2.5 million, respectively, to the condensed consolidated statement of comprehensive loss related to the Cash Incentive Program.

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

The following table presents the expense (benefit) for income taxes for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Loss before expense (benefit) for income taxes	$(28,874)	$(211,303)	$(186,568)	$(349,426)
Expense (benefit) for income taxes	3,962	(1,767)	3,596	(49,320)
Net loss	$(32,836)	$(209,536)	$(190,164)	$(300,106)

During the three and six months ended June 30, 2018, the Company recorded an expense for income taxes of $4.0 million and $3.6 million, respectively. During the three and six months ended June 30, 2017, the Company recorded a benefit for income taxes of $1.8 million and $49.3 million, respectively.  The expense for income taxes during the three months ended June 30, 2018 resulted primarily from a write-off of deferred tax assets related to previously recognized share-based compensation expense for PSUs that expired unvested during June 2018 and a revaluation of the Company’s U.S. net deferred tax liability as a result of state legislation changes passed during the three months ended June 30, 2018.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the date of enactment for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, the Company reflected the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 was complete.  To the extent that the Company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, the Company recorded a provisional estimate in the consolidated financial statements as of December 31, 2017.  The Company recognized a net income tax benefit of $74.9 million for the year ended December 31, 2017, associated with the items it could reasonably estimate.  This benefit reflected the revaluation of its U.S. net deferred tax liability based on the U.S. federal tax rate of 21 percent, partially offset by the write-off of the deferred tax asset related to its U.S. interest expense carryforwards.  On April 2, 2018, the U.S. Treasury Department and the U.S. Internal Revenue Service issued Notice 2018-28 (“the notice”) which provides guidance for computing the business interest expense limitation under the Tax Act and clarifies the treatment of interest disallowed and carried forward under Section 163(j) of the Internal Revenue Code, as amended (“Section 163(j)”), prior to enactment of the Tax Act.  In accordance with the measurement period provisions under SAB 118 and the guidance in the notice the Company reinstated the deferred tax asset related to its U.S. interest expense carryforwards under Section 163(j) based on the new U.S. federal tax rate of 21 percent.  The impact of the deferred tax asset reinstatement in accordance with SAB 118 was a $35.9 million increase to the Company’s benefit for income taxes and a corresponding decrease to the U.S. group net deferred tax liability position.  The impact of this reinstatement has been recognized as a discrete tax adjustment during the six months ended June 30, 2018 and resulted in a 19.2% increase in the Company’s effective tax rate during the period.  The Company is still analyzing the Tax Act and refining its calculations and the results of this analysis could potentially impact the provisional amounts recorded during the three months ended December 31, 2017 and during the six months ended June 30, 2018, and would be reflected in the 2018 income tax provision.

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

OUR BUSINESS

We are a biopharmaceutical company focused on researching, developing and commercializing innovative medicines that address unmet treatment needs for rare and rheumatic diseases.  By expanding our pipeline of medicines in development and exploring all potential uses for currently marketed medicines, we strive to make a powerful difference for patients, their caregivers and physicians.

Effective as of the second quarter of 2018, management realigned our reportable segments to reflect changes in the manner in which our chief operating decision maker, or CODM, assesses financial information for decision-making purposes. All prior year amounts have been reclassified to conform to our current reporting structure.

We have two reportable segments, (i) the orphan and rheumatology segment, our strategic growth business, and (ii) the primary care segment, and we report net sales and segment operating income for each segment.

Our marketed medicines are:

Orphan and Rheumatology
RAVICTI® (glycerol phenylbutyrate) oral liquid
KRYSTEXXA® (pegloticase injection), for intravenous infusion
PROCYSBI® (cysteamine bitartrate) delayed-release capsules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
RAYOS® (prednisone) delayed-release tablets; marketed as LODOTRA® outside the United States
BUPHENYL® (sodium phenylbutyrate) Tablets and Powder; marketed as AMMONAPS® in certain European countries and Japan
QUINSAIR™ (levofloxacin) solution for inhalation

Primary Care
PENNSAID® (diclofenac sodium topical solution) 2% w/w, or PENNSAID 2%, for topical use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use
MIGERGOT® (ergotamine tartrate & caffeine suppositories), for rectal use

Acquisitions and Divestitures

Since January 1, 2017, we completed the following acquisitions and divestitures:

•

On June 30, 2017, we completed our acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International GmbH, or Boehringer Ingelheim International, in all territories outside of the United States, Canada and Japan.  On July 24, 2018, we sold the rights to interferon gamma-1b in all territories outside the United States, Canada and Japan to Clinigen Group plc., or Clinigen, for an upfront payment and a potential additional contingent consideration payment.

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

Strategy

Our strategy is to continue the transformation of Horizon Pharma plc into a balanced, diversified, sustainable-growth biopharmaceutical company predominantly focused on rare disease medicines.  We are executing on our strategy by accelerating the growth of our rare disease medicine portfolio through differentiated commercial strategies, business development efforts and the expansion of our pipeline with post-marketing and development-stage programs.  We are strongly committed to helping ensure patient access to their medicines and support services, and by investing in the further development of medicines for patients with rare or underserved diseases.

Orphan and Rheumatology

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

With our May 2017 acquisition of River Vision, we added the late-stage rare disease biologic medicine candidate teprotumumab to our pipeline.  Teprotumumab, which successfully completed a Phase 2 clinical trial and is currently enrolling patients in a Phase 3 confirmatory trial, targets the treatment of moderate-to-severe thyroid eye disease, a debilitating autoimmune condition that presents in patients with Graves’ disease.  Our strategy for teprotumumab is to support its continued clinical development and pursue regulatory approval.  The River Vision acquisition further demonstrates our commitment to rare disease medicines and expands and diversifies our rare disease medicine pipeline to support sustainable longer-term growth.  Our Phase 3 clinical trial evaluating teprotumumab for the treatment of moderate-to-severe active thyroid eye disease was initiated during the fourth quarter of 2017 and we anticipate that data from the trial will be available during the second quarter of 2019.

The rare disease medicine KRYSTEXXA is our primary marketed rheumatology medicine.  We are focused on optimizing and maximizing the peak sales potential of KRYSTEXXA by expanding our commercialization efforts, as well as investing in education, patient and physician outreach, and investigation programs that demonstrate KRYSTEXXA as an effective treatment of chronic refractory gout, or uncontrolled gout, which is refractory (unresponsive) to conventional therapies.  We believe that KRYSTEXXA represents a significant opportunity and potential growth driver within our orphan and rheumatology segment.  We also market the rheumatology medicine RAYOS/LODOTRA.

Primary Care

Our strategy with respect to our primary care medicines, which include PENNSAID 2%, DUEXIS, VIMOVO and MIGERGOT, is to educate physicians about these clinically differentiated medicines and the benefits they offer.  Patients are able to fill prescriptions for these medicines through pharmacies participating in our HorizonCares patient access program, as well as other pharmacies.  In addition, we have evolved our commercial strategy to enter into business arrangements with pharmacy benefit managers, or PBMs, and other payers to secure formulary status and reimbursement of our primary care medicines.  The business arrangements with the PBMs generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.

We market all of our medicines in the United States through our field sales force, which numbered approximately 425 representatives as of June 30, 2018.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2018 and 2017

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

	For the Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Net sales	$302,835	$289,507	$13,328
Cost of goods sold	100,082	130,150	(30,068)
Gross profit	202,753	159,357	43,396
Operating expenses:
Research and development	24,265	163,101	(138,836)
Selling, general and administrative	176,674	159,653	17,021
Impairment of long-lived assets	—	22,270	(22,270)
Total operating expenses	200,939	345,024	(144,085)
Operating income (loss)	1,814	(185,667)	187,481
Other expense, net:
Interest expense, net	(31,030)	(31,608)	578
Foreign exchange (loss) gain	(5)	151	(156)
Gain on divestiture	—	5,856	(5,856)
Other income (expense), net	347	(35)	382
Total other expense, net	(30,688)	(25,636)	(5,052)
Loss before expense (benefit) for income taxes	(28,874)	(211,303)	182,429
Expense (benefit) for income taxes	3,962	(1,767)	5,729
Net loss	$(32,836)	$(209,536)	$176,700

Net sales.  Net sales increased $13.3 million, or 4.6%, to $302.8 million during the three months ended June 30, 2018, from $289.5 million during the three months ended June 30, 2017.

The following table reflects net sales by medicine for the three months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,		Change	Change
	2018	2017	$	%
KRYSTEXXA	$58,608	$38,301	$20,307	53%
RAVICTI	56,958	47,239	9,719	21%
PROCYSBI	38,433	36,679	1,754	5%
ACTIMMUNE	27,382	28,819	(1,437)	(5)%
RAYOS	13,452	11,643	1,809	16%
BUPHENYL	5,244	6,231	(987)	(16)%
LODOTRA	1,535	1,804	(269)	(15)%
QUINSAIR	97	1,407	(1,310)	(93)%
Orphan and Rheumatology net sales	$201,709	$172,123	$29,586	17%

PENNSAID 2%	$47,610	$51,221	$(3,611)	(7)%
DUEXIS	30,728	43,603	(12,875)	(30)%
VIMOVO	21,856	21,130	726	3%
MIGERGOT	932	1,430	(498)	(35)%
Primary care net sales	$101,126	$117,384	$(16,258)	(14)%

Total net sales	$302,835	$289,507	$13,328	5%

The increase in net sales during the three months ended June 30, 2018, was primarily due to higher net sales in our orphan and rheumatology segment, partially offset by lower net sales in our primary care segment.

Orphan and Rheumatology

KRYSTEXXA.  Net sales increased $20.3 million, or 53%, to $58.6 million during the three months ended June 30, 2018, from $38.3 million during the three months ended June 30, 2017.  Net sales increased by approximately $22.4 million resulting from volume growth, partially offset by a decrease of approximately $2.1 million due to lower net pricing.

RAVICTI.  Net sales increased $9.7 million, or 21%, to $56.9 million during the three months ended June 30, 2018, from $47.2 million during the three months ended June 30, 2017.  Net sales in the United States increased by approximately $8.6 million, which was composed of an increase of $7.9 million due to higher net pricing and approximately $0.7 million resulting from volume growth.  Net sales outside the United States increased by approximately $1.1 million primarily due to higher sales volume.

PROCYSBI.  Net sales increased $1.7 million, or 5%, to $38.4 million during the three months ended June 30, 2018, from $36.7 million during the three months ended June 30, 2017.  Net sales in the United States increased by approximately $4.8 million, which was composed of an increase of $4.7 million due to higher net pricing and approximately $0.1 million resulting from volume growth.  Net sales outside the United States decreased by approximately $3.1 million primarily as a result of the Chiesi divestiture in June 2017.

ACTIMMUNE.  Net sales decreased $1.4 million, or 5%, to $27.4 million during the three months ended June 30, 2018, from $28.8 million during the three months ended June 30, 2017.  Net sales decreased by approximately $2.8 million resulting from lower volume, partially offset by an increase of approximately $1.4 million due to higher net pricing.

RAYOS.  Net sales increased $1.8 million, or 16%, to $13.4 million during the three months ended June 30, 2018, from $11.6 million during the three months ended June 30, 2017.  Net sales increased by approximately $3.6 million resulting from volume growth, partially offset by a decrease of approximately $1.8 million due to lower net pricing.

BUPHENYL.  Net sales decreased $1.0 million, or 16%, to $5.2 million during the three months ended June 30, 2018, from $6.2 million during the three months ended June 30, 2017.  Net sales decreased by approximately $2.1 million resulting from lower volume, partially offset by an increase of $1.1 million due to higher net pricing.

LODOTRA.  Net sales decreased $0.3 million, or 15%, to $1.5 million during the three months ended June 30, 2018, from $1.8 million during the three months ended June 30, 2017.  The decrease was the result of decreased medicine shipments to our European distribution partner, Mundipharma International Corporation Limited, or Mundipharma.  LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

QUINSAIR.  Net sales decreased $1.3 million, or 93%, to $0.1 million during the three months ended June 30, 2018, from $1.4 million during the three months ended June 30, 2017, primarily as a result of lower volume following the Chiesi divestiture in June 2017.

Primary Care

PENNSAID 2%.  Net sales decreased $3.6 million, or 7%, to $47.6 million during the three months ended June 30, 2018, from $51.2 million during the three months ended June 30, 2017.  Net sales decreased by approximately $5.3 million resulting from lower volume, partially offset by an increase of approximately $1.7 million due to higher net pricing.

DUEXIS.  Net sales decreased $12.9 million, or 30%, to $30.7 million during the three months ended June 30, 2018, from $43.6 million during the three months ended June 30, 2017.  Net sales decreased by approximately $12.4 million due to lower net pricing and approximately $0.5 million resulting from lower volume.

VIMOVO.  Net sales increased $0.7 million, or 3%, to $21.8 million during the three months ended June 30, 2018, from $21.1 million during the three months ended June 30, 2017.  Net sales increased by approximately $5.5 million due to higher net pricing, partially offset by a decrease of approximately $4.8 million resulting from lower volume.

MIGERGOT.  Net sales decreased $0.5 million, or 35%, to $0.9 million during the three months ended June 30, 2018, from $1.4 million during the three months ended June 30, 2017.  Net sales decreased by approximately $0.3 million resulting from lower volume and approximately $0.2 million due to lower net pricing.

The table below reconciles our gross to net sales for the three months ended June 30, 2018 and 2017 (in millions, except percentages):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$1,127.8	100.0%	$1,071.7	100.0%
Adjustments to gross sales:
Prompt pay discounts	(20.1)	(1.8)%	(21.3)	(2.0)%
Medicine returns	(8.8)	(0.8)%	(15.0)	(1.4)%
Co-pay and other patient assistance	(540.0)	(47.9)%	(497.0)	(46.4)%
Wholesaler fees and commercial rebates	(164.2)	(14.5)%	(168.3)	(15.7)%
Government rebates and chargebacks	(91.9)	(8.1)%	(80.6)	(7.5)%
Total adjustments	(825.0)	(73.1)%	(782.2)	(73.0)%
Net sales	$302.8	26.9%	$289.5	27.0%

Cost of Goods Sold.  Cost of goods sold decreased $30.1 million to $100.1 million during the three months ended June 30, 2018, from $130.2 million during the three months ended June 30, 2017.  As a percentage of net sales, cost of goods sold was 33.1% during the three months ended June 30, 2018, compared to 45.0% during the three months ended June 30, 2017.  The decrease in cost of goods sold was primarily attributable to a $33.8 million decrease in inventory step-up expense.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on our gross profit, gross margin percentage and net income (loss) for all affected periods, we disclose balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements.  The decrease in inventory step-up expense of $33.8 million recorded to cost of goods sold during the three months ended June 30, 2018, compared to the prior year period was due to KRYSTEXXA, MIGERGOT and PROCYSBI inventory step-up being fully expensed by March 31, 2018, resulting in no material inventory step-up expense being recorded during the three months ended June 30, 2018, compared to KRYSTEXXA and MIGERGOT inventory step-up expense of $19.3 million and PROCYSBI and QUINSAIR inventory step-up expense of $14.5 million recorded during the three months ended June 30, 2017.

Research and Development Expenses.  Research and development expenses decreased $138.8 million to $24.3 million during the three months ended June 30, 2018, from $163.1 million during the three months ended June 30, 2017.  The decrease was primarily attributable to $147.7 million related to the acquisition of River Vision during the three months ended June 30, 2017. Pursuant to ASC 805 (as amended by ASU No. 2017-01), we accounted for the River Vision acquisition as the purchase of an in-process research and development, or IPR&D, asset and, pursuant to ASC 730, recorded the purchase as a research and development expense during the three months ended June 30, 2017.  Excluding the costs attributable to the acquisition of River Vision, research and development expenses increased by $8.9 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to the costs associated with the development of teprotumumab.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $17.0 million to $176.7 million during the three months ended June 30, 2018, from $159.7 million during the three months ended June 30, 2017.  The increase was primarily attributable to an $11.4 million increase in employee costs, primarily as a result of the expansion of our KRYSTEXXA sales force during the second half of 2017 and $4.3 million recorded during the three months ended June 30, 2018 related to litigation settlements.

Impairment of Long-Lived Assets. Impairment of long-lived assets of $22.3 million during the three months ended June 30, 2017, represents the impairment of a non-current asset recorded following payment to Boehringer Ingelheim International for the acquisition of certain rights to interferon gamma-1b. This was previously included within “selling, general and administrative” expenses.  On July 24, 2018, we sold the rights to interferon gamma-1b in all territories outside the United States, Canada and Japan to Clinigen for an upfront payment and a potential additional contingent consideration payment.

Gain on divestiture. During the three months ended June 30, 2017, we completed the Chiesi divestiture for an upfront payment of $72.2 million, including $3.1 million of cash divested, with additional potential milestone payments based on sales thresholds and we recorded a gain of $5.9 million on the divestiture.

Expense (benefit) for Income Taxes.  During the three months ended June 30, 2018, we recorded an expense for income taxes of $4.0 million compared to a benefit for income taxes of $1.8 million during the three months ended June 30, 2017.  The increased expense for income taxes during the three months ended June 30, 2018, resulted primarily from a write-off of deferred tax assets related to previously recognized share-based compensation expense for performance stock units, or PSUs, that expired unvested during June 2018 and a revaluation of our U.S. net deferred tax liability as a result of state legislation changes passed during the three months ended June 30, 2018.

In relation to our outstanding PSUs at December 31, 2017, as our share price was lower than $33.86 for the twenty trading days ending June 22, 2018, approximately $10.2 million of deferred tax assets at December 31, 2017, related to previously recognized share-based compensation expense was charged to income tax expense during the three months ended June 30, 2018.

Information by Segment

Orphan and Rheumatology

The following table reflects our orphan and rheumatology net sales and segment operating income for the three months ended June 30, 2018 and 2017 (in thousands, except percentages).

	For the Three Months Ended June 30,
	2018	2017	Change	% Change
Net sales	$201,709	$172,123	$29,586	17%
Segment operating income	70,609	64,662	5,947	9%

The increase in orphan and rheumatology net sales during the three months ended June 30, 2018 is described in the Consolidated Results section above.

Segment operating income. Orphan and rheumatology segment operating income increased $5.9 million to $70.6 million during the three months ended June 30, 2018, from $64.7 million during the three months ended June 30, 2017.  The increase was primarily attributable to an increase in net sales of $29.6 million as described above, partially offset by an increase in selling, general and administrative expenses of $13.8 million primarily as a result of the expansion of our KRYSTEXXA sales force during the second half of 2017, and an increase in research and development expenses of $7.5 million primarily due to the costs associated with the development of teprotumumab.

Primary Care

The following table reflects our primary care net sales and segment operating income for the three months ended June 30, 2018 and 2017 (in thousands, except percentages).

	For the Three Months Ended June 30,
	2018	2017	Change	% Change
Net sales	$101,126	$117,384	$(16,258)	(14%)
Segment operating income	45,883	62,423	(16,540)	(26%)

The decrease in primary care net sales during the three months ended June 30, 2018 is described in the Consolidated Results section above.

Segment operating income. Primary care segment operating income decreased $16.5 million to $45.9 million during the three months ended June 30, 2018, from $62.4 million during the three months ended June 30, 2017.  The decrease was primarily attributable to a decrease in net sales of $16.3 million as described above.

The table below provides reconciliations of our segment operating income to our total loss before expense (benefit) for income taxes for the three months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,
	2018	2017
Segment operating income:
Orphan and Rheumatology	$70,609	$64,662
Primary Care	45,883	62,423
Reconciling items:
Amortization, accretion and step-up:
Intangible amortization expense	(66,989)	(69,776)
Accretion of royalty liabilities	(14,797)	(12,735)
Inventory step-up expense	(53)	(33,895)
Interest expense, net	(31,030)	(31,608)
Share-based compensation	(30,721)	(27,768)
Restructuring and realignment costs	(7,039)	(5,193)
Litigation settlements	(4,250)	—
Depreciation	(1,551)	(1,755)
Acquisition/divestiture-related costs	(1,775)	(153,385)
Drug substance harmonization costs	(475)	(745)
Charges relating to discontinuation of Friedreich's ataxia program	(272)	3,103
Fees related to term loan refinancings	(15)	45
Foreign exchange (loss) gain	(5)	151
Impairment of long-lived assets	—	(22,270)
Gain on divestiture	—	5,856
Other income (expense), net	347	(35)
Royalties for medicines acquired through business combinations	13,259	11,622
Loss before expense (benefit) for income taxes	$(28,874)	$(211,303)

Comparison of Six Months Ended June 30, 2018 and 2017

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

	For the Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Net sales	$526,716	$510,366	$16,350
Cost of goods sold	216,174	269,266	(53,092)
Gross profit	310,542	241,100	69,442
Operating expenses:
Research and development	41,910	176,162	(134,252)
Selling, general and administrative	356,273	333,718	22,555
Impairment of long-lived assets	37,853	22,270	15,583
Total operating expenses	436,036	532,150	(96,114)
Operating loss	(125,494)	(291,050)	165,556
Other expense, net:
Interest expense, net	(61,484)	(63,591)	2,107
Foreign exchange loss	(115)	(108)	(7)
Gain on divestiture	—	5,856	(5,856)
Loss on debt extinguishment	—	(533)	533
Other income, net	525	—	525
Total other expense, net	(61,074)	(58,376)	(2,698)
Loss before expense (benefit) for income taxes	(186,568)	(349,426)	162,858
Expense (benefit) for income taxes	3,596	(49,320)	52,916
Net loss	$(190,164)	$(300,106)	$109,942

Net sales.  Net sales increased $16.3 million, or 3.2%, to $526.7 million during the six months ended June 30, 2018, from $510.4 million during the six months ended June 30, 2017.

         The following table reflects net sales by medicine for the six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Six Months Ended June 30,		Change	Change
	2018	2017	$	%
RAVICTI	$106,051	$91,114	$14,937	16%
KRYSTEXXA	105,326	69,915	35,411	51%
PROCYSBI	73,367	70,959	2,408	3%
ACTIMMUNE	52,240	55,021	(2,781)	(5%)
RAYOS	24,142	21,901	2,241	10%
BUPHENYL	10,986	12,555	(1,569)	(12%)
LODOTRA	1,650	2,672	(1,022)	(38%)
QUINSAIR	218	3,200	(2,982)	(93%)
Orphan and Rheumatology segment net sales	$373,980	$327,337	$46,643	14%

PENNSAID 2%	74,413	92,831	(18,418)	(20%)
DUEXIS	46,405	61,332	(14,927)	(24%)
VIMOVO	30,235	26,012	4,223	16%
MIGERGOT	1,683	2,854	(1,171)	(41%)
Primary care segment net sales	$152,736	$183,029	$(30,293)	(17%)

Total Net Sales	$526,716	$510,366	$16,350	3%

The increase in net sales during the six months ended June 30, 2018, was primarily due to higher net sales in our orphan and rheumatology segment, partially offset by lower net sales in our primary care segment.

Orphan and Rheumatology

RAVICTI.  Net sales increased $14.9 million, or 16%, to $106.0 million during the six months ended June 30, 2018, from $91.1 million during the six months ended June 30, 2017.  Net sales in the United States increased by approximately $13.4 million, which was composed of an increase of $13.7 million due to higher net pricing, partially offset by a decrease of approximately $0.3 million resulting from lower volume.  Net sales outside the United States increased by approximately $1.5 million primarily due to higher sales volume.

KRYSTEXXA.  Net sales increased $35.4 million, or 51%, to $105.3 million during the six months ended June 30, 2018, from $69.9 million during the six months ended June 30, 2017.  Net sales increased by approximately $36.2 million resulting from volume growth, partially offset by a decrease of approximately $0.8 million due to lower net pricing.

PROCYSBI.  Net sales increased $2.4 million, or 3%, to $73.4 million during the six months ended June 30, 2018, from $71.0 million during the six months ended June 30, 2017.  Net sales in the United States increased by approximately $8.5 million, which was composed of an increase of $7.6 million due to higher net pricing and approximately $0.9 million resulting from volume growth.  Net sales outside the United States decreased by approximately $6.1 million primarily as a result of the Chiesi divestiture in June 2017.

ACTIMMUNE.  Net sales decreased $2.8 million, or 5%, to $52.2 million during the six months ended June 30, 2018, from $55.0 million during the six months ended June 30, 2017.  Net sales decreased by approximately $5.8 million resulting from lower volume, partially offset by an increase of approximately $3.0 million due to higher net pricing.

RAYOS.  Net sales increased $2.2 million, or 10%, to $24.1 million during the six months ended June 30, 2018, from $21.9 million during the six months ended June 30, 2017.  Net sales increased by approximately $5.6 million resulting from volume growth, partially offset by a decrease of approximately $3.4 million due to lower net pricing.

BUPHENYL.  Net sales decreased $1.6 million, or 12%, to $11.0 million during the six months ended June 30, 2018, from $12.6 million during the six months ended June 30, 2017.  Net sales decreased by approximately $2.1 million resulting from lower volume, partially offset by an increase of $0.5 million due to higher net pricing.

LODOTRA.  Net sales decreased $1.0 million, or 38%, to $1.7 million during the six months ended June 30, 2018, from $2.7 million during the six months ended June 30, 2017.  The decrease was the result of decreased medicine shipments to our European distribution partner, Mundipharma.  LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

QUINSAIR.  Net sales decreased $3.0 million, or 93%, to $0.2 million during the six months ended June 30, 2018, from $3.2 million during the six months ended June 30, 2017.  Net sales decreased by approximately $3.0 million resulting from lower volume following the Chiesi divestiture in June 2017.

Primary Care

PENNSAID 2%.  Net sales decreased $18.4 million, or 20%, to $74.4 million during the six months ended June 30, 2018, from $92.8 million during the six months ended June 30, 2017.  Net sales decreased by approximately $14.3 million due to lower net pricing and approximately $4.1 million resulting from lower volume.

DUEXIS.  Net sales decreased $14.9 million, or 24%, to $46.4 million during the six months ended June 30, 2018, from $61.3 million during the six months ended June 30, 2017.  Net sales decreased by approximately $12.5 million due to lower net pricing and approximately $2.4 million resulting from lower volume.

VIMOVO.  Net sales increased $4.2 million, or 16%, to $30.2 million during the six months ended June 30, 2018, from $26.0 million during the six months ended June 30, 2017.  Net sales increased by approximately $10.2 million due to higher net pricing, partially offset by a decrease of approximately $6.0 million resulting from lower volume.

MIGERGOT.  Net sales decreased $1.2 million, or 41%, to $1.7 million during the six months ended June 30, 2018, from $2.9 million during the six months ended June 30, 2017.  Net sales decreased by approximately $0.9 million resulting from lower volume and approximately $0.3 million due to lower net pricing.

The table below reconciles our gross to net sales for the six months ended June 30, 2018 and 2017 (in millions, except percentages):

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$2,082.2	100.0%	$2,000.3	100.0%
Adjustments to gross sales:
Prompt pay discounts	(37.8)	(1.8)%	(39.7)	(2.0)%
Medicine returns	(15.3)	(0.8)%	(25.8)	(1.3)%
Co-pay and other patient assistance	(1,026.9)	(49.3)%	(957.4)	(47.9)%
Wholesaler fees and commercial rebates	(300.6)	(14.4)%	(309.3)	(15.4)%
Government rebates and chargebacks	(174.9)	(8.4)%	(157.7)	(7.9)%
Total adjustments	(1,555.5)	(74.7)%	(1,489.9)	(74.5)%
Net sales	$526.7	25.3%	$510.4	25.5%

Cost of Goods Sold.  Cost of goods sold decreased $53.1 million to $216.2 million during the six months ended June 30, 2018, from $269.3 million during the six months ended June 30, 2017.  As a percentage of net sales, cost of goods sold was 41.0% during the six months ended June 30, 2018, compared to 52.8% during the six months ended June 30, 2017.  The decrease in cost of goods sold was primarily attributable to a $57.4 million decrease in inventory step-up expense.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on our gross profit, gross margin percentage and net income (loss) for all affected periods, we disclose balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements.  The decrease in inventory step-up expense of $57.4 million recorded to cost of goods sold during the six months ended June 30, 2018, compared to the prior year period was due to KRYSTEXXA inventory step-up expense of $17.0 million recorded during the six months ended June 30, 2018, compared to KRYSTEXXA and MIGERGOT inventory step-up expense of $33.7 million and PROCYSBI and QUINSAIR inventory step-up expense of $40.7 million recorded during the six months ended June 30, 2017.  KRYSTEXXA inventory step-up was fully expensed by March 31, 2018.

Research and Development Expenses.  Research and development expenses decreased $134.3 million to $41.9 million during the six months ended June 30, 2018, from $176.2 million during the six months ended June 30, 2017.  The decrease was primarily attributable to $147.7 million related to the acquisition of River Vision during the six months ended June 30, 2017. Pursuant to ASC 805 (as amended by ASU No. 2017-01), we accounted for the River Vision acquisition as the purchase of an IPR&D asset and, pursuant to ASC 730, recorded the purchase as a research and development expense during the six months ended June 30, 2017.  Excluding the costs attributable to the acquisition of River Vision, research and development expenses increased by $13.4 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to the costs associated with the development of teprotumumab.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $22.6 million to $356.3 million during the six months ended June 30, 2018, from $333.7 million during the six months ended June 30, 2017.  The increase was primarily attributable to a $19.3 million increase in employee costs, primarily as a result of the expansion of our KRYSTEXXA sales force during the second half of 2017.

Impairment of Long-Lived Assets. During the six months ended June 30, 2018, we recorded an impairment of $37.9 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a Patented Medicine Prices Review Board, or PMPRB, review. Impairment of long-lived assets of $22.3 million during the six months ended June 30, 2017, represents the impairment of a non-current asset recorded following payment to Boehringer Ingelheim International for the acquisition of certain rights to interferon gamma-1b. This was previously included within “selling, general and administrative” expenses.  On July 24, 2018, we sold the rights to interferon gamma-1b in all territories outside the United States, Canada and Japan to Clinigen for an upfront payment and a potential additional contingent consideration payment.

Interest Expense, Net.  Interest expense, net, decreased $2.1 million to $61.5 million during the six months ended June 30, 2018, from $63.6 million during the six months ended June 30, 2017.  The decrease in net expense was primarily due to an increase in interest income of $3.6 million.

Gain on Divestiture. During the six months ended June 30, 2017, we completed the Chiesi divestiture for an upfront payment of $72.2 million, including $3.1 million of cash divested, with additional potential milestone payments based on sales thresholds and we recorded a gain of $5.9 million on the divestiture.

Loss on Debt Extinguishment.  During the six months ended June 30, 2017, we entered into a refinancing amendment for our term loans.  We accounted for a portion of the repayment as a debt extinguishment and recorded a loss on debt extinguishment of $0.5 million in the condensed consolidated statements of comprehensive loss, which reflected the write-off of the unamortized portion of debt discount and deferred financing costs previously incurred and a one percent prepayment penalty fee.

Expense (Benefit) for Income Taxes.  During the six months ended June 30, 2018, we recorded an expense for income taxes of $3.6 million compared to a benefit for income taxes of $49.3 million during the six months ended June 30, 2017.  The increased expense for income taxes during the six months ended June 30, 2018, resulted primarily from an intra-company transfer of assets, a write-off of deferred tax assets related to previously recognized share-based compensation expense for performance stock units, or PSUs, that expired unvested during March and June 2018 and a revaluation of our U.S. net deferred tax liability as a result of state legislation changes passed during the three months ended June 30, 2018.  The expense is partially offset by the reinstatement of the deferred tax asset related to our U.S. interest expense carryforwards under U.S. H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act and a change in jurisdictional mix during the quarter.

In relation to our outstanding PSUs at December 31, 2017, as our share price was lower than $32.70 for the twenty trading days ended March 22, 2018, and lower than $33.86 for the twenty trading days ended June 22, 2018, approximately $10.3 million and $10.2 million, respectively, of deferred tax assets at December 31, 2017, related to previously recognized share-based compensation expense was charged to income tax expense during the six months ended June 30, 2018.

Information by Segment

Orphan and Rheumatology

The following table reflects our orphan and rheumatology net sales and segment operating income for the six months ended June 30, 2018 and 2017 (in thousands, except percentages).

	For the Six Months Ended June 30,
	2018	2017	Change	% Change
Net sales	$373,980	$327,337	$46,643	14%
Segment operating income	113,713	114,386	(673)	(1%)

The increase in orphan and rheumatology net sales during the six months ended June 30, 2018 is described in the Consolidated Results section above.

Segment operating income. Orphan and rheumatology segment operating income decreased $0.7 million to $113.7 million during the six months ended June 30, 2018, from $114.4 million during the six months ended June 30, 2017.  The decrease was primarily attributable to an increase in selling, general and administrative expenses of $29.6 million primarily as a result of the expansion of our KRYSTEXXA sales force during the second half of 2017 and an increase in research and development expenses of $11.8 million primarily due to the costs associated with the development of teprotumumab, partially offset by an increase in net sales of $46.6 million as described above.

Primary Care

The following table reflects our primary care net sales and segment operating income for the six months ended June 30, 2018 and 2017 (in thousands, except percentages).

	For the Six Months Ended June 30,
	2018	2017	Change	% Change
Net sales	$152,736	$183,029	$(30,293)	(17%)
Segment operating income	36,311	65,042	(28,731)	(44%)

The decrease in primary care net sales during the six months ended June 30, 2018, is described in the Consolidated Results section above.

Segment operating income. Primary care segment operating income decreased $28.7 million to $36.3 million during the six months ended June 30, 2018, from $65.0 million during the six months ended June 30, 2017.  The decrease was primarily attributable to a decrease in net sales of $30.3 million as described above.

The table below provides reconciliations of the our segment operating income to our total loss before expense (benefit) for income taxes for the six months ended June 30, 2018 and 2017 (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Segment operating income:
Orphan and Rheumatology	$113,713	$114,386
Primary Care	36,311	65,042
Reconciling items:
Amortization, accretion and step-up:
Intangible amortization expense	(134,344)	(139,453)
Accretion of royalty liabilities	(29,515)	(25,694)
Inventory step-up expense	(17,129)	(74,490)
Interest expense, net	(61,484)	(63,591)
Share-based compensation	(58,554)	(56,237)
Restructuring and realignment costs	(10,381)	(5,193)
Litigation settlements	(4,250)	—
Depreciation	(3,104)	(3,561)
Acquisition/divestiture-related costs	(5,686)	(163,424)
Drug substance harmonization costs	(1,279)	(5,044)
Charges relating to discontinuation of Friedreich's ataxia program	(1,222)	3,103
Fees related to term loan refinancings	(42)	(4,098)
Foreign exchange loss	(115)	(108)
Impairment of long-lived assets	(37,853)	(22,270)
Royalties for medicines acquired through business combinations	25,780	22,939
Gain on divestiture	—	5,856
Upfront and milestone payments related to license agreements	(90)	—
Loss on debt extinguishment	—	(533)
Other income (expense), net	525	—
Remeasurement of royalties for medicines acquired through business combinations	2,151	2,944
Loss before expense (benefit) for income taxes	$(186,568)	$(349,426)

NON-GAAP FINANCIAL MEASURES

EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures.  These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability.  Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, upfront and milestone payments related to license agreements, drug substance harmonization costs, fees related to term loan refinancing, restructuring and realignment costs, litigation settlements and charges related to discontinuation of the Friedreich’s ataxia program, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, remeasurement of royalties for medicines acquired through business combinations, royalty accretion, non-cash interest expense, long-lived assets impairment charges and other non-cash adjustments.  Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred.  We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures.  We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance.  The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods.  In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance.  For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements.  These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net loss to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
GAAP net loss	$(32,836)	$(209,536)	$(190,164)	$(300,106)
Depreciation	1,551	1,755	3,104	3,561
Amortization, accretion and step-up:
Intangible amortization expense	66,989	69,776	134,344	139,453
Accretion of royalty liabilities	14,797	12,735	29,515	25,694
Amortization of deferred revenue	—	(207)	—	(411)
Inventory step-up expense	53	33,895	17,129	74,490
Interest expense, net (including amortization of debt discount and deferred financing costs)	31,030	31,608	61,484	63,591
Expense (benefit) for income taxes	3,962	(1,767)	3,596	(49,320)
EBITDA	85,546	(61,741)	59,008	(43,048)
Other non-GAAP adjustments:
Acquisition/divestiture-related costs	1,775	153,385	5,686	163,424
Restructuring and realignment costs	7,039	5,193	10,381	5,193
Litigation settlements	4,250	—	4,250	—
Impairment of long-lived assets (1)	—	22,270	37,853	22,270
Remeasurement of royalties for medicines acquired through business combinations	—	—	(2,151)	(2,944)
Share-based compensation	30,721	27,768	58,554	56,237
Charges related to discontinuation of Friedreich’s ataxia program	272	(3,103)	1,222	(3,103)
Drug substance harmonization costs	475	745	1,279	5,044
Upfront and milestones payments related to license agreements	—	—	90	—
Fees related to term loan refinancings	15	(45)	42	4,098
Loss on debt extinguishment	—	—	—	533
Gain on divestiture	—	(5,856)	—	(5,856)
Royalties for medicines acquired through business combinations	(13,259)	(11,622)	(25,780)	(22,939)
Total of other non-GAAP adjustments	31,288	188,735	91,426	221,957
Adjusted EBITDA	$116,834	$126,994	$150,434	$178,909

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
GAAP net loss	$(32,836)	$(209,536)	$(190,164)	$(300,106)
Non-GAAP adjustments:
Acquisition/divestiture-related costs	1,775	153,385	5,686	163,424
Restructuring and realignment costs	7,039	5,193	10,381	5,193
Litigation settlements	4,250	—	4,250	—
Amortization, accretion and step-up:
Intangible amortization expense	66,989	69,776	134,344	139,453
Accretion of royalty liabilities	14,797	12,735	29,515	25,694
Amortization of debt discount and deferred financing costs	5,691	5,206	11,187	10,629
Inventory step-up expense	53	33,895	17,129	74,490
Impairment of long-lived assets (1)	—	22,270	37,853	22,270
Remeasurement of royalties for medicines acquired through business combinations	—	—	(2,151)	(2,944)
Share-based compensation	30,721	27,768	58,554	56,237
Depreciation	1,551	1,755	3,104	3,561
Gain on divestiture	—	(5,856)	—	(5,856)
Charges relating to discontinuation of Friedreich's ataxia program	272	(3,103)	1,222	(3,103)
Drug substance harmonization costs	475	745	1,279	5,044
Upfront and milestone payments related to license agreements	—	—	90	—
Fees related to term loan refinancings	15	(45)	42	4,098
Loss on debt extinguishment	—	—	—	533
Royalties for medicines acquired through business combinations	(13,259)	(11,622)	(25,780)	(22,939)
Total of pre-tax non-GAAP adjustments	120,369	312,102	286,705	475,784
Income tax effect of pre-tax non-GAAP adjustments (2)	(7,015)	(34,272)	24,668	(72,375)
Other non-GAAP income tax adjustments (3)	—	—	(35,893)	—
Total non-GAAP adjustments	113,354	277,830	275,480	403,409
Non-GAAP Net Income	$80,518	$68,294	$85,316	$103,303
Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	165,536,826	162,931,930	164,921,722	162,486,946

Non-GAAP Earnings Per Share – Basic
GAAP loss per share – Basic	$(0.20)	$(1.29)	$(1.15)	$(1.85)
Non-GAAP adjustments	0.69	1.71	1.67	2.49
Non-GAAP earnings per share – Basic	$0.49	$0.42	$0.52	$0.64

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	165,536,826	162,931,930	164,921,722	162,486,946
Ordinary share equivalents	3,820,913	2,033,141	3,678,249	2,499,409
Weighted average ordinary shares – Diluted	169,357,739	164,965,071	168,599,971	164,986,355

Non-GAAP Earnings Per Share – Diluted
GAAP loss per share – Diluted	$(0.20)	$(1.29)	$(1.15)	$(1.85)
Non-GAAP adjustments	0.69	1.71	1.67	2.49
Diluted earnings per share effect of ordinary share equivalents	(0.01)	(0.01)	(0.01)	(0.01)
Non-GAAP earnings per share – Diluted	$0.48	$0.41	$0.51	$0.63

(1)

Impairment of long-lived assets during the three and six months ended June 30, 2017, relates to the impairment of a non-current asset recorded following payment to Boehringer Ingelheim International for the acquisition of rights to interferon gamma-1b in all territories outside the United States, Canada and Japan.  This was presented in the “charges relating to discontinuation of Friedreich’s ataxia program” line item in the reconciliation of GAAP to non-GAAP measures during the year ended December 31, 2017.  On July 24, 2018, we sold the rights to interferon gamma-1b in all territories outside the United States, Canada and Japan to Clinigen for an upfront payment and a potential additional contingent consideration payment.

(2)	Adjustment to the GAAP tax benefit for the estimated tax impact of each non-GAAP adjustment is based on the statutory tax rate of the applicable jurisdictions for each non-GAAP adjustment.

(3)

Other non-GAAP income tax adjustments during the six months ended June 30, 2018, reflect a measurement period adjustment relating to Notice 2018-28 that was issued by the U.S. Treasury Department and the U.S. Internal Revenue Service in April 2018, or the notice.  In accordance with the measurement period provisions under Staff Accounting Bulletin No. 118, or SAB 118, and the guidance in the notice we reinstated the deferred tax asset related to our U.S. interest expense carryforwards under Section 163(j) of the Internal Revenue Code, as amended, based on the new U.S. federal tax rate of 21 percent.  The impact of the deferred tax asset reinstatement in accordance with SAB 118 was a $35.9 million increase to our benefit for income taxes and a corresponding decrease to the U.S. group net deferred tax liability position.  See Note 20, Income Taxes, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of June 30, 2018, we had an accumulated deficit of $1,440.9 million.  We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines but we believe these cost increases will be more than offset by higher net sales and gross profits.  Additionally, we expect that our research and development costs will increase as we acquire more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years.  As of June 30, 2018, we had $710.2 million in cash and cash equivalents and total debt with a book value of $1,885.1 million and face value of $1,993.0 million.  We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next twelve months from the issuance of these financial statements.  Part of our strategy is to expand and leverage our commercial capabilities and to develop a pipeline of rare disease medicine candidates by researching, developing and commercializing innovative medicines that address unmet treatment needs for rare and rheumatic diseases.  To the extent we enter into transactions to acquire medicines or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings, or through the use of cash on hand.

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

During the six months ended June 30, 2018, we issued an aggregate of 2.2 million of our ordinary shares in connection with stock option exercises, the vesting of restricted stock units and employee stock program purchases. During the six months ended June 30, 2018, we made net payments of $0.8 million in connection with stock option exercises, the vesting of restricted stock units and employee stock program purchases.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows as of and for the six months ended June 30, 2018 and 2017 (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Cash, cash equivalents and restricted cash	$716,605	$561,535
Cash provided by (used in):
Operating activities	974	72,731
Investing activities	(12,762)	(101,405)
Financing activities	(28,501)	71,863

Operating Cash Flows

During the six months ended June 30, 2018, net cash provided by operating activities was $1.0 million.  Cash provided by operating activities was negatively impacted during the six months ended June 30, 2018, by cash payments of $55.5 million for interest on outstanding debt and cash payments of $27.3 million for income taxes. Our net cash inflow of $1.0 million for the six months ended June 30, 2018, reflects the high payments made related to patient assistance costs and commercial rebates for our primary care medicines during the first quarter of 2018.

During the six months ended June 30, 2017, net cash provided by operating activities was $72.7 million and included a significant one-time working capital benefit resulting from new rebate agreements entered into by us that became effective on January 1, 2017.  In addition, cash provided by operating activities was negatively impacted by cash payments of $58.4 million for interest on outstanding debt and $32.5 million paid in relation to a litigation settlement with Express Scripts, Inc.

Investing Cash Flows

During the six months ended June 30, 2018, net cash used in investing activities was $12.8 million compared to $101.4 million during the six months ended June 30, 2017.  The net cash used in investing activities during the six months ended June 30, 2018, was primarily associated with the $12.0 million upfront amount paid to MedImmune LLC to license HZN-003 (formerly MEDI4945).

Net cash used in investing activities during the six months ended June 30, 2017, was primarily associated with $145.6 million of payments for the acquisition of River Vision, net of cash acquired, and $22.3 million relating to the payment for certain rights for interferon gamma-1b.  This was partially offset by $69.1 million in proceeds received from the Chiesi divestiture, net of cash divested.

Financing Cash Flows

During the six months ended June 30, 2018, net cash used in financing activities was $28.5 million compared to net cash provided by financing activities of $71.9 million during the six months ended June 30, 2017.  Net cash used in financing activities during the six months ended June 30, 2018, was primarily attributable to the repayment of term loans of $27.7 million.

Net cash provided by financing activities during the six months ended June 30, 2017, was primarily attributable to the net proceeds of $847.8 million from term loans, offset in part by repayment of term loans of $774.9 million.

Financial Condition as of June 30, 2018 compared to December 31, 2017

Inventories, net.  Inventories, net, decreased $11.6 million, from $61.7 million as of December 31, 2017 to $50.1 million as of June 30, 2018.  The decrease was primarily due to $17.0 million of inventory step-up expense recorded during the six months ended June 30, 2018, related to KRYSTEXXA.

Prepaid expenses and other current assets.  Prepaid expenses and other current assets increased $20.8 million, from $43.4 million as of December 31, 2017 to $64.2 million as of June 30, 2018.  The increase was primarily due to an increase in deferred charges on intra-company profit of $9.8 million and an increase in prepaid income taxes of $9.8 million.

Developed technology, net.  Developed technology, net, decreased $171.8 million, from $2,443.9 million as of December 31, 2017 to $2,272.1 million as of June 30, 2018.  The decrease was due to the amortization of developed technology of $134.0 million during the six months ended June 30, 2018, and the recording of an impairment of $37.8 million during the six months ended June 30, 2018, to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a PMPRB review.

Long-term debt - current portion.  Long-term debt - current portion, decreased $10.6 million from $10.6 million as of December 31, 2017 to zero as of June 30, 2018. Following the mandatory prepayment of $23.5 million under our 2017 Term Loan Facility on June 21, 2018, we are not required to pay any further quarterly installments under our 2017 Term Loan Facility until June 30, 2020.

Accrued trade discounts and rebates.  Accrued trade discounts and rebates decreased $52.1 million, from $501.8 million as of December 31, 2017 to $449.7 million as of June 30, 2018.  This was primarily due to a $51.3 million decrease in accrued co-pay and other patient assistance costs and a $22.8 million decrease in accrued wholesaler fees and commercial rebates, partially offset by a $22.0 million increase in accrued government rebates and chargebacks.

Long-term debt, net of current.  Long-term debt, net of current, decreased $14.6 million, from $1,576.6 million as of December 31, 2017 to $1,562.0 million as of June 30, 2018.  The decrease was primarily related to the mandatory prepayment of $23.5 million on June 21, 2018, under our 2017 Term Loan Facility, of which $17.1 million had been included in long-term debt, net of current, at December 31, 2017.

Deferred revenues, net of current.  Deferred revenues, net of current, decreased $9.7 million, from $9.7 million as of December 31, 2017 to zero as of June 30, 2018.  Upon adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU No. 2014-09, on January 1, 2018, we reclassified $9.7 million of deferred revenues, net of current, directly to retained earnings.

Contractual Obligations

During the six months ended June 30, 2018, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Additionally, effective as of the second quarter of 2018, management realigned our reportable segments to reflect changes in the manner in which our CODM assesses financial information for decision-making purposes and our critical accounting policy related to segment reporting is described in Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

During the six months ended June 30, 2018, other than the adoption of ASU No. 2014-09 and the resulting changes to our revenue recognition critical accounting policy and the addition of our accounting policy related to segment reporting, there have been no significant changes in our application of our critical accounting policies.

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

Interest Rate Risk.  We are subject to interest rate fluctuation exposure through our borrowings under the Credit Agreement and our investment in money market accounts which bear a variable interest rate.  Loans under the Credit Agreement bear interest, at our option, at a rate equal to either the London Inter-Bank Offer Rate, or LIBOR, rate, plus an applicable margin of 3.25% per annum (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.25%.  The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus 0.5% and (d) 2%.  Our approximately $818.0 million of loans under our 2017 Term Loan Facility are based on LIBOR.  The current LIBOR rate is 2.125%, and as a result, the interest rate on our borrowings is currently 5.375% per annum.

An increase in the LIBOR of 100 basis points above the current LIBOR rate would increase our interest expense related to the Credit Agreement by $8.2 million per year.

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

Credit Risk.  Historically, our accounts receivable balances have been highly concentrated with a select number of customers consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of June 30, 2018 and December 31, 2017, our top three customers accounted for approximately 64% and 71%, respectively, of our total outstanding accounts receivable balances, after the reclassification adjustments as described in Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  During the quarter ended June 30, 2018, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With respect to RAVICTI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI and to encourage patients and physicians to continue RAVICTI therapy once initiated.  With respect to PROCYSBI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation immediate-release cysteamine therapy to PROCYSBI, to identify additional patients with nephropathic cystinosis and to encourage patients and physicians to continue therapy once initiated.  With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to access a wider patient population and encourage patients and physicians to continue treatment once initiated.  Unless QUINSAIR is approved for marketing in additional countries, our ability to drive growth of this medicine will largely depend on expanding its use in Canada.  With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales, marketing and clinical strategies, which could expand the patient population and usage of KRYSTEXXA. This includes our marketing efforts in nephrology and life cycle management, studies designed to improve the response rate to KRYSTEXXA, our proposed label update submission to the FDA relating to additional safety data based on post-marketing studies.  With respect to each of BUPHENYL, RAYOS/LODOTRA, PENNSAID 2% w/w, or PENNSAID 2%, DUEXIS and VIMOVO, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers.  With respect to DUEXIS and VIMOVO, studies indicate that physicians do not commonly co-prescribe gastrointestinal, or GI, protective agents to high-risk patients taking nonsteroidal anti-inflammatory drugs, or NSAIDs.  We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs regarding the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions.  If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS and VIMOVO will be limited.  Some physicians may also be reluctant to prescribe DUEXIS or VIMOVO due to the inability to vary the dose of ibuprofen and naproxen, respectively, or if they believe treatment with NSAIDs or GI protective agents other than those contained in DUEXIS and VIMOVO, including those of its competitors, would be more effective for their patients.  If our current medicines or any other medicine that we may seek approval for, or acquire, fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

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

Our overall commercialization strategy also includes plans to expand sales in countries outside the United States directly or through distributors for certain of our orphan and rheumatology medicines and medicine candidates.  In November 2015, we received approval of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, for RAVICTI for use as an adjunctive therapy for chronic management of adult and pediatric UCD patients greater than two months of age.  RAVICTI became available in Europe in the fourth quarter of 2017 through an exclusive distribution agreement with Swedish Orphan Biovitrum AB, or SOBI, however we cannot guarantee we will be able to successfully implement our commercial plans for RAVICTI in Europe.  Although LODOTRA is approved for marketing in countries outside the United States, to date it has only been marketed in a limited number of countries.

If any of our commercial strategies are unsuccessful or we fail to successfully modify our strategies over time due to changing market conditions, our ability to increase market share for our medicines, grow revenues and to achieve and sustain profitability will be harmed.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biopharmaceutical company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights.  We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights.  In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities.  As of June 30, 2018, we had approximately 425 sales representatives in the field, consisting of approximately 25 orphan disease sales representatives, 140 rheumatology sales specialists and 260 primary care sales representatives.  During the second quarter of 2017, we effected a workforce reduction in the primary care business unit.  We cannot be certain that we will be able to adequately market our primary care medicines following the reduction in our sales force or that we will be able to continue retaining the current members of our primary care sales force.  We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming.  We also cannot be certain that we will be able to continue to successfully develop this capability.

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

Outside of the United States, the success of our medicines, including RAVICTI, PROCYSBI, QUINSAIR and LODOTRA, and medicine candidates will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs.  We launched RAVICTI in Canada in November 2016 and RAVICTI became available in Europe in the fourth quarter of 2017 through our partnership with SOBI.  PROCYSBI was launched in Canada in October 2017 and QUINSAIR was launched in Canada in December 2016.  Further, we cannot be certain that existing reimbursement in such countries will be maintained or that we will be able to secure reimbursement in additional countries.  The majority of LODOTRA sales are in Germany and Italy where reimbursement has been approved.  Negotiating coverage and reimbursement with governmental authorities can delay commercialization by twelve months or more.  Coverage and reimbursement policies may adversely affect our ability to sell our medicines on a profitable basis.  In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the medicine or as volumes increase.  Many countries in the EU have increased the amount of discounts required on medicines, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions.  As a result of these pricing practices, it may become difficult to achieve or sustain profitability or expected rates of growth in revenue or results of operations.  Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality.  For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program.  On January 30, 2017, the White House Office of Management and Budget withdrew the draft August 2015 Omnibus Guidance document that was issued by the Department of Health and Human Services, or HHS, Health Resources and Services Administration, or HRSA, that addressed a broad range of topics including, among other items, the definition of a patient’s eligibility for 340B drug pricing.  However, as concerns continue to grow over the need for tighter oversight, there remains the possibility that HRSA or another agency under the HHS will propose a similar regulation or that Congress will explore changes to the 340B program through legislation.  For example, a bill was recently introduced that would require hospitals to report their low-income utilization of the program.  Further, the Centers for Medicare & Medicaid Services issued a final rule that would revise the Medicare hospital outpatient prospective payment system for calendar year 2018, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients.  In addition, HHS has currently set July 1, 2019, for implementation of the final rule setting forth the calculation of the ceiling price and application of civil monetary penalties under the 340B program.  A material portion of KRYSEXXA prescriptions are written by healthcare providers that are eligible for 340B drug pricing and therefore any reduction in 340B pricing, whether in the form of the final rule or otherwise, or an expansion of healthcare providers eligible for 340B drug pricing, would likely have a negative impact on our net sales from KRYSTEXXA.

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

We have rights to medicines in certain jurisdictions but have no control over third parties that have rights to commercialize those medicines in other jurisdictions, which could adversely affect our commercialization of these medicines.*

Following our sale of the rights to interferon gamma 1b, known as IMUKIN, outside of the United States, Canada and Japan to Clinigen Group plc, or Clinigen, in July 2018, Clinigen has marketing and distribution rights to IMUKIN in those regions.  Following our sale of the rights to PROCYSBI and QUINSAIR in the Europe, Middle East and Africa, or EMEA, regions to Chiesi Farmaceutici S.p.A, or Chiesi, in June 2017, or the Chiesi divestiture, Chiesi has marketing and distribution rights to PROCYSBI and QUINSAIR in the EMEA regions.  Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.), or Nuvo, has retained its rights to PENNSAID 2% in territories outside of the United States.  In March 2017, Nuvo announced that it had entered into an exclusive license agreement with Sayre Therapeutics PVT Ltd. to distribute, market and sell PENNSAID 2% in India, Sri Lanka, Bangladesh and Nepal, and in December 2017 Nuvo announced that it had entered into a license and distribution agreement with Gebro Pharma AG for the exclusive right to register, distribute, market and sell PENNSAID 2% in Switzerland and Liechtenstein.  Nuvo also announced that it expects to complete additional PENNSAID 2% out-licensing agreements for other territories throughout 2018.  Similarly, AstraZeneca AB, or AstraZeneca, has retained its existing rights to VIMOVO in territories outside of the United States, including the right to use the VIMOVO name and related trademark.  We have little or no control over Clinigen’s activities with respect to IMUKIN outside the United States, Canada and Japan, over Chiesi’s activities with respect to PROCYSBI and QUINSAIR in the EMEA, over Nuvo’s or its existing and future commercial partners’ activities with respect to PENNSAID 2% outside of the United States, or over AstraZeneca’s activities with respect to VIMOVO outside the United States even though those activities could impact our ability to successfully commercialize these medicines.  For example, Clinigen or its assignees, Chiesi or its assignees, Nuvo or its assignees or AstraZeneca or its assignees can make statements or use promotional materials with respect to IMUKIN, PROCYSBI and QUINSAIR, PENNSAID 2% or VIMOVO, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell IMUKIN, PROCYSBI and QUINSAIR, PENNSAID 2% or VIMOVO, respectively, in foreign countries at prices that are dramatically lower than the prices we charge in the United States.  These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States, in particular because AstraZeneca is continuing to market VIMOVO outside the United States under the same VIMOVO brand name that we are using in the United States.  In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them.  We also rely on Clinigen, Chiesi, Nuvo and AstraZeneca or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States, as we have or will have limited access to this information ourselves.

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

If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities.  For example, Pharmaceutics International, Inc., or PII, our manufacturer of BUPHENYL, was previously found to be non-compliant for cGMPs by the Medicines and Healthcare Products Regulatory Agency, which could have restricted PII from supplying BUPHENYL in the EU.  In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel.  If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our medicines or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our medicines, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our medicines.  To the extent any third-party manufacturers that we engage with respect to our medicines are different from those currently being used for commercial supply in the United States, the FDA will need to approve the facilities of those third-party manufacturers used in the manufacture of our medicines prior to our sale of any medicine using these facilities.

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

We have experienced growth and expanded the size of our organization substantially in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity.  As of June 30, 2018, we employed approximately 980 full-time employees, including approximately 425 sales representatives, representing a substantial change to the size of our organization.  We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives.  Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

We may not be successful in growing our commercial operations outside the United States, and could encounter other challenges in growing our commercial presence, including due to risks associated with political and economic instability, operating under different legal requirements and tax complexities.  If we are unable to manage our commercial growth outside of the United States, our opportunities to expand sales in other countries will be limited or we may experience greater costs with respect to our ex-U.S. commercial operations.

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

RAVICTI and BUPHENYL face competition from generic NaPBA tablets and powder in treating UCD.  Lucane Pharma, or Lucane, is seeking approval via an Abbreviated New Drug Application, or ANDA, in the United States for taste-masked NaPBA.  If this ANDA is approved, this formulation may also compete with RAVICTI and BUPHENYL in treating UCD in the United States.  PROCYSBI faces competition from Cystagon (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis and Cystaran (cysteamine ophthalmic solution) for treatment of corneal crystal accumulation in patients with cystinosis.  QUINSAIR faces competition from Tobramycin solution, which is available as a generic medicine for treatment of chronic Pseudomonas aeruginosa lung infections in patients with CF, TOBI Podhaler, Cayston and colistimethate.  While KRYSTEXXA faces limited direct competition, a number of competitors have drugs in Phase 1 or Phase 2 trials, including Selecta Biosciences Inc. who has indicated that it plans to commence a Phase 3 program in 2018.  On December 22, 2015, AstraZeneca secured approval from the FDA for ZURAMPIC (lesinurad) 200mg tablets in combination with a xanthine oxidase inhibitor, or XOI, for the treatment of hyperuricemia associated with gout in patients who have not achieved target serum uric acid levels with an XOI alone.  In April 2016, the U.S. rights to ZURAMPIC were licensed to Ironwood Pharmaceuticals Inc. Although ZURAMPIC is not a direct competitor because it has not been approved for refractory gout, this therapy could be used prior to use of KRYSTEXXA and if effective, could reduce the target patient population for KRYSTEXXA.  PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2%.  The generic version of Voltaren Gel is the market leader in the topical NSAID category.  Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician.  DUEXIS and VIMOVO face competition from other NSAIDs, including Celebrex®, marketed by Pfizer Inc., and celecoxib, a generic form of the medicine marketed by other pharmaceutical companies.  DUEXIS and VIMOVO also face significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers.  Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS or VIMOVO, despite such substitution being off-label in the case of DUEXIS and VIMOVO.  Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe PENNSAID 2%, DUEXIS, or VIMOVO, those prescriptions may not result in sales.  If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS or generic naproxen and branded Nexium® (esomeprazole) as a substitute for VIMOVO, sales of PENNSAID 2%, DUEXIS and VIMOVO may suffer despite any success we may have in promoting PENNSAID 2%, DUEXIS or VIMOVO to physicians.  In addition, other medicine candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known or FDA approved, may be developed and compete with DUEXIS or VIMOVO, respectively, in the future.

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

Patent litigation is currently pending in the United States District Court for the Eastern District of Texas and in the United States District Court for the District of New Jersey against Par Pharmaceutical, Inc., or Par Pharmaceutical, who is intending to market generic versions of RAVICTI prior to the expiration of certain of our patents listed in the FDA’s Orange Book, or the Orange Book.  These cases arise from Paragraph IV Patent Certification notice letters from Par Pharmaceutical advising it had filed an ANDA with the FDA seeking approval to market a generic version of RAVICTI before the expiration of the patents-in-suit.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against Actavis Laboratories UT, Inc., formerly known as Watson Laboratories, Inc., Actavis, Inc. and Actavis plc, or collectively Actavis, who intend to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book.  These cases arise from Paragraph IV Patent Certification notice letters from Actavis advising it had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit.

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

We are currently in litigation with multiple generic drug manufacturers regarding intellectual property infringement.  For example, we are currently involved in Hatch Waxman litigation with generic drug manufacturers related to RAVICTI, PENNSAID 2% and VIMOVO.

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

Our prior medicine and company acquisitions and any other strategic transactions that we may pursue in the future could have a variety of negative consequences, and we may not realize the benefits of such transactions or attempts to engage in such transactions.*

We have completed multiple medicine and company acquisitions and our strategy is to engage in additional strategic transactions with third parties, such as acquisitions of companies or divisions of companies and asset purchases of medicines, medicine candidates or technologies that we believe will complement or augment our existing business.  We may also consider a variety of other business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and other investments.  Any such transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose significant integration challenges, create additional tax, legal, accounting and operational complexities in our business, require additional expertise, result in dilution to our existing shareholders and disrupt our management and business, which could harm our operations and financial results.  For example, we assumed responsibility for the existing patent infringement litigation with respect to RAVICTI upon the closing of our acquisition of Hyperion Therapeutics, Inc., or Hyperion, and we have assumed responsibility for completing post-marketing clinical trials of RAVICTI that are required by the FDA, one of which is ongoing.  We expect that the RAVICTI litigation will result in substantial on-going expenses and potential distractions to our management team.

In connection with our acquisition of Raptor, we assumed contractual obligations under agreements with Tripex Pharmaceuticals, LLC, or Tripex, and PARI Pharma GmbH, or PARI, related to QUINSAIR.  Under the agreement with Tripex, as amended, if we do not spend a specified amount on the development of QUINSAIR for non-CF indications between January 1, 2018 and December 31, 2021 and regulatory approval by the FDA for QUINSAIR for the CF indication is obtained prior to December 31, 2021, we may be obligated to pre-pay a milestone payment related to commercial sales of QUINSAIR for non-CF indications.  This obligation is subject to certain exceptions due to, for example, manufacturing delays not under our control, or clinical trial suspension or delay ordered by the FDA.  In October 2017, we triggered a milestone payment under this agreement and we paid Tripex $20.0 million in November 2017.  Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States and to spend a specified minimum amount per year on development activities in the United States until submission of the NDA for QUINSAIR in the United States.  If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States or could be terminated.  We are also subject to contractual obligations under an amended and restated license agreement with the Regents of the University of California, San Diego, or UCSD, with respect to PROCYSBI.  To the extent that we fail to perform our obligations under the agreement, UCSD may, with respect to such indication, terminate the license or otherwise cause the license to become non-exclusive.  If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications.  In connection with our acquisition of the U.S. rights to VIMOVO, we assumed primary responsibility for the existing patent infringement litigation with respect to VIMOVO, and have also agreed to reimburse certain legal expenses of Aralez Pharmaceuticals Inc. with respect to its continued involvement in such litigation.
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

Recent and future changes to U.S. and non-U.S. tax laws could materially adversely affect our company.*

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

On April 4, 2016, the U.S. Treasury and the IRS issued temporary regulations and in January 2017 issued final regulations that expand the scope of transactions subject to the rules designed to eliminate the U.S. tax benefits of so-called inversion transactions.  Under the temporary regulations, the former stockholders of U.S. corporations acquired by a foreign corporation within thirty-six months of the signing date of the last such acquisition are aggregated for the purpose of determining whether the foreign corporation will be treated as a domestic corporation for U.S. federal tax purposes because at least 80 percent of the stock of the foreign corporation is held by former stockholders of a U.S. corporation.  The requirement to aggregate the stockholders in such acquisitions for the purpose of determining whether the 80 percent threshold is met may limit our ability to use our stock to acquire U.S. corporations or their assets in the future.  In April 2017, the President of the United States issued an executive order (Executive Order 13789) requesting that the Secretary of the United States Treasury review every significant regulation issued over the year and a half period beginning on January 1, 2016, including certain inversion regulations.  While the Secretary of the United States Treasury completed that review in 2017 and made certain recommendations with respect to certain regulations that were deemed to impose an undue financial burden, add undue complexity, or exceed statutory authority, at present, it remains unclear what actions may be taken as a result of the U.S. Treasury’s recommendations or what impact any such actions may have on us.

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

In addition, the Organization for Economic Co-operation and Development released its Base Erosion and Profit Shifting project final report on October 5, 2015.  This report provides the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on intra-company debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction).  Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions.  On June 7, 2017, several countries, including many countries that we operate and have subsidiaries in, participated in the signing ceremony adopting the Organization for Economic Co-operation and Development’s Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting, commonly referred to as the MLI.  The MLI came into effect on July 1, 2018 and, depending on whether jurisdictions have ratified the MLI, could already, or may soon modify affected tax treaties making it more difficult for us to obtain advantageous tax-treaty benefits. The number of affected tax treaties could eventually be in the thousands. As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than it is currently taxed, which may substantially increase our effective tax rate.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel.  We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our executive officers composed of our Chairman, President and Chief Executive Officer, Timothy P. Walbert; our Executive Vice President, Chief Business Officer, Robert F. Carey; our Executive Vice President, Chief Financial Officer, Paul W. Hoelscher; our Executive Vice President, Chief Administrative Officer, Barry J. Moze; our Executive Vice President, Head of Research and Development and Chief Scientific Officer, Shao-Lee Lin, M.D., Ph.D; our Executive Vice President, Chief Commercial Officer, Vikram Karnani; our Executive Vice President, Chief Human Resources Officer, Irina P. Konstantinovsky; our Executive Vice President, General Counsel, Brian K. Beeler; our Executive Vice President, Technical Operations, Michael A. DesJardin and our Executive Vice President, Corporate Affairs and Chief Communications Officer, Geoffrey M. Curtis.  In order to retain valuable employees at our company, in addition to salary and annual cash incentives, we provide a mix of performance stock units, or PSUs, that vest subject to attainment of specified corporate performance goals and continued services, stock options and restricted stock units, or RSUs, that vest over time subject to continued services.  The value to employees of PSUs, stock options and RSUs will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

We are, with respect to our current medicines, and will be, with respect to any other medicine or medicine candidate for which we obtain FDA or EMA approval or which we acquire, subject to ongoing FDA or EMA obligations and continued regulatory review, which may result in significant additional expense.  Additionally, any other medicine candidate, if approved by the FDA or the EMA, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines.*

Any regulatory approvals that we obtain for our medicine candidates may also be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the medicine candidate.  In addition, with respect to our current FDA-approved medicines (and with respect to our medicine candidates, if approved), the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the medicine are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, GCPs, international council for harmonization, or ICH, guidelines and GLPs, which are regulations and guidelines enforced by the FDA for all of our medicines in clinical development, for any clinical trials that we conduct post-approval.  With respect to RAVICTI, the FDA imposed several post-marketing requirements and a post-marketing commitment, which included remaining obligations to conduct studies in UCD patients during the first two months of life, including a study of the pharmacokinetics in that age group and a randomized study to determine the safety and efficacy in UCD patients who are treatment naïve to phenylbutyrate treatment.  Although we are committed to carrying out these commitments, there are challenges in conducting studies in pediatric patients including availability of study sites, patients, and obtaining parental informed consent.  In May 2017, the FDA approved our supplemental new drug application, or sNDA, for RAVICTI to expand the age range for chronic management of UCDs from two years of age and older to two months of age and older.  We are in the process of seeking approval for a label expansion for RAVICTI, with assessments in progress studying the use of RAVICTI in patients from birth to two months.

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

In addition, drug pricing by pharmaceutical companies has come under increased scrutiny.  Specifically, there have been several recent state and U.S. Congressional inquiries, proposed federal and state legislation and state laws enacted designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increase, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies.  For example, legislation was recently signed into law in California that requires drug manufactures to provide advance notice and explanation to state regulators, health plans and insurers and PBMs for price increases of more than 16% over two years.  Moreover, in May 2018, the Trump administration released its “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs”, or Blueprint. The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent.  In addition, HHS released a Request for Information, or RFI, soliciting public input on ways to lower drug pricing.  Together, the recommendations in the Blueprint and RFI, if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D.  Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  The majority of our medicines are purchased by private payers, and much of the focus of pending legislation is on government program reimbursement.  However, we cannot know what form any such action may take, the likelihood it would be executed, enacted, effectuated or implemented or the market’s perception of how such legislation would affect us.  Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

We are subject, directly or indirectly, to federal and state healthcare fraud and abuse, transparency laws and false claims laws, privacy and security laws and regulations.  Prosecutions under such laws have increased in recent years and we may become subject to such litigation.  If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

In the United States, we are subject directly, or indirectly or through our customers, to various state and federal fraud and abuse and transparency laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, civil monetary penalty statutes prohibiting beneficiary inducements, and similar state and local laws, federal and state privacy and security laws, sunshine laws, government price reporting laws, and other fraud laws.  Some states, such as Massachusetts, make certain reported information public.  In addition, there are state and local laws that require pharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations.  Collectively, these laws may affect, among other things, our current and proposed sales, marketing and educational programs, as well as other possible relationships with customers, pharmacies, physicians, payers, and patients.  We are subject to similar laws in the EU/EEA, including the EU General Data Protection Regulation (2016/679), under which fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

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

We are subject to extensive laws and regulations related to data privacy, and our failure to comply with these laws and regulations could harm our business.*

We are subject to laws and regulations governing data privacy and the protection of personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the European Union is governed by the General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third party service providers process, including in clinical trials conducted in the United States and European Union. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Risks Related to our Financial Position and Capital Requirements

In the past we have incurred significant operating losses.*

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara, Hyperion, Crealta Holdings LLC, or Crealta, Raptor and River Vision Development Corp., or River Vision. We have financed our operations primarily through equity and debt financings and have incurred significant operating losses in the past.  We recorded an operating loss of $125.5 million for the six months ended June 30, 2018, an operating loss of $392.4 million for the year ended December 31, 2017, an operating loss of $147.2 million for the year ended December 31, 2016 and operating income of $55.4 million for the year ended December 31, 2015.  We recorded a net loss of $190.2 million for the six months ended June 30, 2018, a net loss of $410.5 million for the year ended December 31, 2017, a net loss of $166.8 million for the year ended December 31, 2016 and net income of $39.5 million for the year ended December 31, 2015.  As of June 30, 2018, we had an accumulated deficit of $1,440.9 million.  Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting.  Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.  While we anticipate that we will generate operating profits in the future, whether we can sustain this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of June 30, 2018, we had $1,885.1 million book value, or $1,993.0 million aggregate principal amount, of indebtedness, including $818.0 million in secured indebtedness.  In October 2017, we borrowed approximately $845.8 million aggregate principal amount of loans pursuant to an amendment to our credit agreement to refinance the then outstanding senior secured term loans incurred in March 2017 under our credit agreement.  In connection with the acquisition of Hyperion, we issued $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in April 2015.  In connection with the acquisition of Raptor, we issued $300.0 million aggregate principal amount of 8.750% Senior Notes due 2024, or the 2024 Senior Notes, in October 2016.  In March 2015, we issued $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes.  Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

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

At June 30, 2018, we had $710.2 million of cash and cash equivalents consisting of cash and money market funds.  While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2018, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.  Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

If intangible assets that we have recorded in connection with our acquisition transactions become impaired, we could have to take significant charges against earnings.*

In connection with the accounting for our various acquisition transactions, we have recorded significant amounts of intangible assets.  Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired.  Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator.  For example, during the six months ended June 30, 2018, we recorded an impairment of $37.9 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America.  Such impairment and any reduction or other impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

Patent litigation is currently pending in the United States District Court for the Eastern District of Texas and in the United States District Court for the District of New Jersey against Par Pharmaceutical, who is intending to market generic versions of RAVICTI prior to the expiration of certain of our patents listed in the FDA’s Orange Book.  These cases are collectively known as the RAVICTI cases and arise from Paragraph IV Patent Certification notice letters from Par Pharmaceutical advising they had filed an ANDA with the FDA seeking approval to market a generic version of RAVICTI before the expiration of the patents-in-suit. For a more detailed description of the RAVICTI litigation, see Note 18, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against Actavis, who intend to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book.  These cases arise from Paragraph IV Patent Certification notice letters from Actavis advising they had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit. For a more detailed description of the PENNSAID 2% litigation, see Note 18, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

With respect to RAVICTI, our U.S. composition of matter patent expired on July 28, 2018 and orphan drug exclusivity is set to expire in 2022.  We cannot guarantee that pending patent applications related to RAVICTI will result in additional patents or that other existing and future patents related to RAVICTI will be held valid and enforceable or will be sufficient to deter generic competition in the United States.  Therefore, it is possible that upon expiration of the RAVICTI composition of matter patent, we would need to rely on forms of regulatory exclusivity, to the extent available, to protect against generic competition.

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

Our commercial success depends in part on us avoiding infringement of the patents and proprietary rights of third parties.  There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter party reexamination proceedings before the United States Patent and Trademark Office, or the U.S. PTO.  Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which our collaborators are developing medicine candidates.  As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our medicine candidates may be subject to claims of infringement of the patent rights of third parties.

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

In addition, we are subject to contractual obligations under our agreements with Tripex and PARI related to QUINSAIR.  Under the agreement with Tripex, as amended, if we do not spend a specified amount on the development of QUINSAIR for non-CF indications between January 1, 2018 and December 31, 2021 and regulatory approval by the FDA for QUINSAIR for the CF indication is obtained prior to December 31, 2021, we may be obligated to pre-pay a milestone payment related to commercial sales of QUINSAIR for non-CF indications.  This obligation is subject to certain exceptions due to, for example, manufacturing delays not under our control, or clinical trial suspension or delay ordered by the FDA.  In October 2017, we triggered a milestone payment under this agreement and we paid Tripex $20.0 million in November 2017.  Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States and to spend a specified minimum amount per year on development activities in the United States until submission of the NDA for QUINSAIR in the United States.  If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States or could be terminated.  We are also subject to contractual obligations under our amended and restated license agreement with UCSD with respect to PROCYSBI.  If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications.

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

Securities class action litigation could divert our management’s attention and harm our business and could subject us to significant liabilities.*

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the equity securities of pharmaceutical companies.  These broad market fluctuations may cause the market price of our ordinary shares to decline.  In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.  This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years.  For example, following declines in our stock price, two federal securities class action lawsuits were filed in March 2016 against us and certain of our current and former officers alleging violations of the Securities Exchange Act of 1934, as amended.  Subsequently, the two actions were consolidated (captioned Schaffer v. Horizon Pharma plc, et al., Case No. 1:16-cv-01763), and plaintiffs added claims under the Securities Act and named additional defendants. On January 18, 2018, the District Court dismissed all plaintiffs’ claims against all defendants, and denied the plaintiffs any further opportunity to amend their complaint.  On February 16, 2018, plaintiffs filed a notice of appeal of the District Court’s ruling to the Second Circuit Court of Appeals.  On June 8, 2018, plaintiffs voluntarily dismissed the appeal with defendants’ consent.  Even if we are successful in defending any similar claims that may be brought in the future, such litigation could result in substantial costs and may be a distraction to our management, and may lead to an unfavorable outcome that could adversely impact our financial condition and prospects.

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

4.7	Form of 8.750% Senior Note due 2024 (incorporated by reference to Exhibit 4.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on October 25, 2016).

10.1**	Confidential Settlement and License Agreement, effective as of June 27, 2018, by and among Horizon Therapeutics, LLC, Lupin Ltd. and Lupin Pharmaceuticals, Inc.

10.2**	Letter Agreement, dated May 1, 2018, by and between Horizon Pharma USA, Inc. and Sanofi US Services, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

Exhibit Number	Description of Document
101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

HORIZON PHARMA PLC

Date: August 8, 2018	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)