Form 10-Q
period 2018-09-30
Horizon Pharma plc
filed 2018-11-07
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of October 26, 2018: 167,625,915.

HORIZON PHARMA PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of	As of
	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$807,047	$751,368
Restricted cash	6,399	6,529
Accounts receivable, net	391,117	405,214
Inventories, net	53,130	61,655
Prepaid expenses and other current assets	81,492	43,402
Total current assets	1,339,185	1,268,168
Property and equipment, net	16,592	20,405
Developed technology, net	2,204,633	2,443,949
Other intangible assets, net	4,835	5,441
Goodwill	426,441	426,441
Deferred tax assets, net	231	3,470
Other assets	27,469	36,081
Total assets	$4,019,386	$4,203,955
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt—current portion	$—	$10,625
Accounts payable	64,794	34,681
Accrued expenses	194,855	175,697
Accrued trade discounts and rebates	359,660	501,753
Accrued royalties—current portion	65,501	65,328
Deferred revenues—current portion	6,759	6,885
Total current liabilities	691,569	794,969
LONG-TERM LIABILITIES:
Exchangeable notes, net	327,573	314,384
Long-term debt, net of current	1,563,239	1,576,646
Accrued royalties, net of current	295,122	291,185
Deferred revenues, net of current	—	9,713
Deferred tax liabilities, net	156,848	157,945
Other long-term liabilities	68,174	68,015
Total long-term liabilities	2,410,956	2,417,888
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 300,000,000 shares authorized; 167,907,117 and 164,785,083 shares issued at September 30, 2018 and December 31, 2017, respectively, and 167,522,751 and 164,400,717 shares outstanding at September 30, 2018 and December 31, 2017, respectively	17	16
Treasury stock, 384,366 ordinary shares at September 30, 2018 and December 31, 2017	(4,585)	(4,585)
Additional paid-in capital	2,337,565	2,248,979
Accumulated other comprehensive loss	(1,261)	(983)
Accumulated deficit	(1,414,875)	(1,252,329)
Total shareholders’ equity	916,861	991,098
Total liabilities and shareholders' equity	$4,019,386	$4,203,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$325,311	$271,646	$852,027	$782,012
Cost of goods sold	99,011	125,517	315,185	394,783
Gross profit	226,300	146,129	536,842	387,229
OPERATING EXPENSES:
Research and development	21,169	17,928	63,079	194,090
Selling, general and administrative	161,585	153,952	517,858	487,670
Impairment of long-lived assets	1,603	—	39,455	22,270
Gain on sale of assets	(12,303)	—	(12,303)	—
Total operating expenses	172,054	171,880	608,089	704,030
Operating income (loss)	54,246	(25,751)	(71,247)	(316,801)
OTHER EXPENSE, NET:
Interest expense, net	(30,437)	(31,706)	(91,921)	(95,297)
Foreign exchange gain (loss)	35	275	(81)	167
Gain on divestiture	—	112	—	5,968
Loss on debt extinguishment	—	—	—	(533)
Other income, net	453	280	978	280
Total other expense, net	(29,949)	(31,039)	(91,024)	(89,415)
Income (loss) before (benefit) expense for income taxes	24,297	(56,790)	(162,271)	(406,216)
(Benefit) expense for income taxes	(1,733)	7,181	1,863	(42,138)
Net income (loss)	$26,030	$(63,971)	$(164,134)	$(364,078)
Net income (loss) per ordinary share—basic	$0.16	$(0.39)	$(0.99)	$(2.24)
Weighted average ordinary shares outstanding—basic	167,047,104	163,447,208	166,018,603	162,810,551
Net income (loss) per ordinary share—diluted	$0.15	$(0.39)	$(0.99)	$(2.24)
Weighted average ordinary shares outstanding—diluted	172,485,757	163,447,208	166,018,603	162,810,551
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	$(133)	$(209)	$(567)	$745
Pension remeasurements	—	—	289	—
Other comprehensive (loss) income	(133)	(209)	(278)	745
Comprehensive income (loss)	$25,897	$(64,180)	$(164,412)	$(363,333)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,134)	$(364,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	206,696	213,155
Equity-settled share-based compensation	86,981	91,391
Royalty accretion	44,371	38,415
Royalty liability remeasurement	(2,151)	(2,944)
Impairment of long-lived assets	39,455	22,270
Amortization of debt discount and deferred financing costs	16,879	15,863
Deferred income taxes	1,645	(62,989)
Gain on sale of assets	(12,303)	—
Gain on divestiture	—	(2,635)
Acquired in-process research and development expense	—	148,769
Loss on debt extinguishment	—	533
Foreign exchange and other adjustments	243	(1,521)
Changes in operating assets and liabilities:
Accounts receivable	14,060	(101,612)
Inventories	7,902	83,482
Prepaid expenses and other current assets	(35,526)	(4,435)
Accounts payable	30,119	(18,414)
Accrued trade discounts and rebates	(142,164)	139,461
Accrued expenses and accrued royalties	(6,299)	(42,842)
Deferred revenues	1,462	3,770
Other non-current assets and liabilities	(1,401)	(14,559)
Net cash provided by operating activities	85,835	141,080
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment related to license agreement	(12,000)	—
Proceeds from sale of assets	9,424	—
Proceeds from divestiture, net of cash divested	—	69,072
Payments for acquisitions, net of cash acquired	—	(168,818)
Purchases of property and equipment	(881)	(4,028)
Net cash used in investing activities	(3,457)	(103,774)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loans	(27,723)	(774,875)
Net proceeds from term loans	—	847,768
Proceeds from the issuance of ordinary shares in connection with warrant exercises	—	1,789
Proceeds from the issuance of ordinary shares through ESPP programs	4,711	3,856
Proceeds from the issuance of ordinary shares in connection with stock option exercises	9,753	1,762
Payment of employee withholding taxes relating to share-based awards	(12,882)	(5,640)
Repurchase of ordinary shares	—	(992)
Net cash (used in) provided by financing activities	(26,141)	73,668
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(688)	4,366
Net increase in cash, cash equivalents and restricted cash	55,549	115,340
Cash, cash equivalents and restricted cash, beginning of the period	757,897	516,150
Cash, cash equivalents and restricted cash, end of the period	$813,446	$631,490

HORIZON PHARMA PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

(In thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$67,118	$74,378
Net cash paid for income taxes	40,409	2,054
Cash paid for debt extinguishment	—	145
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued expenses	34	45

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PHARMA PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Horizon Pharma plc and its consolidated subsidiaries.  The unaudited condensed consolidated financial statements presented herein include the accounts of the Company and its wholly owned subsidiaries.  All intra-company transactions and balances have been eliminated.

The impairment recorded during the nine months ended September 30, 2017, of $22.3 million of the asset recognized in connection with the acquisition of certain rights to interferon gamma-1b, as further described in Note 4, was previously included within “selling, general and administrative” expenses.  For prior-period comparisons, the Company now includes this amount in the “impairment of long-lived assets” line item in its condensed consolidated statement of comprehensive income (loss).

Business Overview

The Company is a biopharmaceutical company focused on researching, developing and commercializing innovative medicines that address unmet treatment needs for rare and rheumatic diseases.  By expanding its pipeline of medicines in development and exploring all potential uses for currently marketed medicines, the Company strives to make a powerful difference for patients, their caregivers and physicians.  The Company has two reportable segments, referred to as the “orphan and rheumatology segment” and the “primary care segment”.  The Company markets eleven medicines in the areas of orphan diseases, rheumatology and primary care.

The Company’s marketed medicines are:

Orphan and Rheumatology
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
RAYOS® (prednisone) delayed-release tablets; marketed as LODOTRA® outside the United States
BUPHENYL® (sodium phenylbutyrate) Tablets and Powder; marketed as AMMONAPS® in certain European countries and Japan
QUINSAIR™ (levofloxacin) solution for inhalation

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

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”).  The standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under GAAP. Under this model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The standard is required to be applied retrospectively to each prior reporting period presented or modified retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  The Company elected to utilize the modified retrospective method.  The performance obligations identified by the Company under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers, are similar to the unit of account and performance obligation determination under ASC Topic 605, Revenue Recognition.  The implementation of this guidance did not have a material impact on the Company’s condensed consolidated financial statements as the timing of revenue recognition for its primary revenue stream, product sales, did not significantly change.  Certain of the Company’s contracts for sales outside the United States include variable consideration that the Company was precluded from recognizing because the amounts were contingent.  The Company concluded that this standard required a cumulative-effect adjustment of certain deferred revenues under these contracts that were originally expected to be recognized in the future.  Upon adoption on January 1, 2018, the Company reclassified $11.3 million of deferred revenue directly to retained earnings.  Following this reclassification, no amounts remained in deferred revenue relating to these contracts.  In addition, as a result of the adoption of ASU No. 2014-09, the Company now presents all allowances for medicine returns in accrued expenses on the condensed consolidated balance sheet.  This resulted in a reclassification of $37.9 million of allowances for medicine returns from “accounts receivable, net” to “accrued expenses” in the consolidated balance sheet at December 31, 2017, and a reclassification of $16.5 million between the “accounts receivable” and “accrued expenses and accrued royalties” line items within the changes in operating assets and liabilities section of the condensed consolidated statement of cash flow for the nine months ended September 30, 2017.

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

The following table summarizes the adjustments made to conform prior period classifications as a result of the adoption of ASU No. 2016-18 and ASU No. 2016-15 (in thousands):

	For the Nine Months Ended September 30, 2017
		ASU No. 2016-18	ASU No. 2016-15
	As filed	Reclassification (2)	Reclassification (3)	As adjusted
Net cash provided by operating activities	$136,995	$—	$4,085	$141,080
Net cash used in investing activities	(103,209)	(565)	—	(103,774)
Net cash provided by financing activities	77,753	—	(4,085)	73,668
Cash, cash equivalents and restricted cash, beginning of the period (1)	509,055	7,095	—	516,150
Cash, cash equivalents and restricted cash, end of the period (1)	624,960	6,530	—	631,490
(1)	Cash, cash equivalents and restricted cash, beginning of the period and end of the period presented in the "As filed" column in the table above excludes restricted cash.
(2)	$7.1 million and $6.5 million in the table above represent the Company’s restricted cash balance at December 31, 2016 and September 30, 2017, respectively.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”).  Under ASU No. 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements.  For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets.  ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, effective for the Company beginning January 1, 2019.  The Company does not expect the adoption will have a material impact on its consolidated statement of comprehensive income (loss). However, the new standard will require the Company to establish liabilities and corresponding right-of-use assets on its consolidated balance sheet for leases, primarily related to operating leases on rented office properties, that exist as of the January 1, 2019 adoption date.  The guidance can be applied using either a modified retrospective approach at the beginning of the earliest period presented, or at the beginning of the period in which it is adopted.  The Company will adopt this standard on January 1, 2019, using a modified retrospective approach at the adoption date through a cumulative-effect adjustment to retained earnings.  The Company also expects to elect to not recognize lease assets and liabilities for leases with a term of twelve months or less.

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

Significant Accounting Policies

As described above, effective January 1, 2018, the Company adopted ASU No. 2014-09.  The Company modified its critical accounting policies related to revenue recognition following the adoption of ASU No. 2014-09 and the Company’s updated policies are described below.

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

Commercial Rebates

The Company participates in certain commercial rebate programs.  Under these rebate programs, the Company pays a rebate to the commercial entity or third-party administrator of the program.  The Company calculates accrued commercial rebate estimates using the expected value method.  The Company accrues estimated rebates based on contract prices, estimated percentages of medicine that will be prescribed to qualified patients and estimated levels of inventory in the distribution channel and records the rebate as a reduction of revenue.  Accrued commercial rebates are included in “accrued trade discounts and rebates” on the condensed consolidated balance sheet.

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

Sales Returns

Consistent with industry practice, the Company maintains a return policy that allows customers to return medicines within a specified period prior to and subsequent to the medicine expiration date.  Generally, medicines may be returned for a period beginning six months prior to its expiration date and up to one year after its expiration date.  The right of return expires on the earlier of one year after the medicine expiration date or the time that the medicine is dispensed to the patient.  The majority of medicine returns result from medicine dating, which falls within the range set by the Company’s policy, and are settled through the issuance of a credit to the customer.  The Company calculates sales returns using the expected value method.  The estimate of the provision for returns is based upon the Company’s historical experience with actual returns.  The return period is known to the Company based on the shelf life of medicines at the time of shipment.  The Company records sales returns in “accrued expenses” and as a reduction of revenue.

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

Government Rebates

The Company participates in certain federal government rebate programs such as Medicare Coverage Gap and Medicaid.  The Company calculates accrued government rebate estimates using the expected value method.  The Company accrues estimated rebates based on percentages of medicine sold to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients and records the rebates as a reduction of revenue.  Accrued government rebates are included in “accrued trade discounts and rebates” on the condensed consolidated balance sheet.

Government Chargebacks

The Company provides discounts to federal government qualified entities with whom the Company has contracted.  These federal entities purchase medicines from the wholesale pharmaceutical distributors at a discounted price and the wholesale pharmaceutical distributors then charge back to the Company the difference between the current retail price and the contracted price that the federal entities paid for the medicines.  The Company calculates accrued government chargeback estimates using the expected value method.  The Company accrues estimated chargebacks based on contract prices, sell-through sales data obtained from third-party information and estimated levels of inventory in the distribution channel and records the chargeback as a reduction of revenue.  Accrued government chargebacks are included in “accrued trade discounts and rebates” on the condensed consolidated balance sheet.

Bad Debt Expense

The Company’s medicines are sold to wholesale pharmaceutical distributors and pharmacies.  The Company monitors its accounts receivable balances to determine the impact, if any, of such factors as changes in customer concentration, credit risk and the realizability of its accounts receivable and records a bad debt reserve when applicable.

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

NOTE 3 – NET INCOME (LOSS) PER SHARE

The following table presents basic net income (loss) per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Basic net income (loss) per share calculation:
Net income (loss)	$26,030	$(63,971)	$(164,134)	$(364,078)
Weighted average ordinary shares outstanding	167,047,104	163,447,208	166,018,603	162,810,551
Basic net income (loss) per share	$0.16	$(0.39)	$(0.99)	$(2.24)

The following table presents diluted net income (loss) per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Diluted net income (loss) per share calculation:
Net income (loss)	$26,030	$(63,971)	$(164,134)	$(364,078)
Weighted average ordinary shares outstanding	172,485,757	163,447,208	166,018,603	162,810,551
Diluted net income (loss) per share	$0.15	$(0.39)	$(0.99)	$(2.24)

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period.  Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised, converted into ordinary shares or resulted in the issuance of ordinary shares that would have shared in the Company’s earnings.

The computation of diluted net income (loss) per share excluded 3.1 million and 10.6 million shares subject to equity awards for the three and nine months ended September 30, 2018, respectively, and 18.7 million and 18.2 million shares subject to equity awards and warrants for the three and nine months ended September 30, 2017, respectively, because their inclusion would have had an anti-dilutive effect on diluted net income (loss) per share.

The potentially dilutive impact of the March 2015 private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) by Horizon Pharma Investment Limited (“Horizon Investment”), a wholly owned subsidiary of the Company, is determined using a method similar to the treasury stock method.  Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash.  Instead, the Company is required to increase the diluted net (loss) income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares.  For diluted net (loss) income per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s ordinary shares over the reporting period is in excess of the exchange price of the Exchangeable Senior Notes.  There was no calculated spread added to the denominator for the three and nine months ended September 30, 2018 and 2017.

NOTE 4 – ACQUISITIONS, DIVESTITURES AND OTHER ARRANGEMENTS

Acquisitions and divestitures

Acquisition and Subsequent Sale of Additional Rights to Interferon Gamma-1b

On June 30, 2017, the Company completed its acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International GmbH (“Boehringer Ingelheim International”) in all territories outside of the United States, Canada and Japan and in connection therewith, paid Boehringer Ingelheim International €19.5 million ($22.3 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1406).  Boehringer Ingelheim International commercialized interferon gamma-1b as IMUKIN in an estimated thirty countries, primarily in Europe and the Middle East.  Upon closing, during the year ended December 31, 2017, the Company accounted for the payment as the acquisition of an asset which was immediately impaired as projections for future net sales of IMUKIN in these territories did not exceed the related costs, and included the payment in the “impairment of long-lived assets” line item in its condensed consolidated statement of comprehensive income (loss).

On July 24, 2018, the Company sold its rights to interferon gamma-1b in all territories outside the United States, Canada and Japan to Clinigen Group plc (“Clinigen”) for an upfront payment of €7.5 million ($8.8 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1683) and a potential additional contingent consideration payment of €3.0 million ($3.5 million when converted using a Euro-to-Dollar exchange rate of 1.1673) (the “IMUKIN sale”).  The Company continues to market interferon gamma-1b as ACTIMMUNE in the United States.

Pursuant to ASC 805 (as amended by ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”)), the Company accounted for the IMUKIN sale as a sale of assets, specifically a sale of intellectual property rights and a sale of inventory.

The gain on sale of assets recorded to the condensed consolidated statement of comprehensive income (loss) during the three and nine months ended September 30, 2018, was determined as follows (in thousands):

Cash proceeds including $715 for inventory	$9,477
Contingent consideration receivable	3,502
Less net assets sold:
Inventory	(623)
Transaction costs	(53)
Gain on sale of assets	$12,303

Acquisition of River Vision

On May 8, 2017, the Company acquired 100% of the equity interests in River Vision Development Corp. (“River Vision”) for upfront cash payments totaling approximately $150.3 million, including cash acquired of $6.3 million, with additional potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds.  Pursuant to ASU No. 2017-01, the Company accounted for the River Vision acquisition as the purchase of an in-process research and development asset and, pursuant to ASC Topic 730, Research and Development, recorded the purchase price as research and development expense during the year ended December 31, 2017.  Further, the Company recognized approximately $13.1 million of federal net operating losses, $2.8 million of state net operating losses and $5.8 million of federal tax credits.  The acquired tax attributes were set up as deferred tax assets for which a comparable amount was recorded as a deferred credit in long-term liabilities.  The deferred tax assets were further netted with the net deferred tax liabilities of the U.S. group.

Under the agreement for the acquisition of River Vision, the Company is required to pay up to $325.0 million upon the attainment of various milestones related to U.S. Food and Drug Administration (“FDA”) approval and net sales thresholds for teprotumumab.  The agreement also includes a royalty payment of three percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).  Under separate agreements, the Company is also required to pay up to CHF103.0 million ($104.9 million when converted using a CHF-to-Dollar exchange rate at September 30, 2018 of 1.0186) upon the attainment of various milestones related to approval, filing and net sales thresholds for teprotumumab.  During the year ended December 31, 2017, CHF2.0 million ($2.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0169) was paid in relation to these milestones.  The separate agreement also includes a royalty payment of between nine percent and twelve percent of a portion of annual worldwide net sales.

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

The Company recorded a gain on divestiture of $6.0 million in the condensed consolidated statement of comprehensive loss during the nine months ended September 30, 2017.  Additionally, during the three months ended December 31, 2017, the Company recorded adjustments for working capital of $0.3 million and the total gain on divestiture recorded amounted to $6.3 million.

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

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or market value.  Inventories consist of raw materials, work-in-process and finished goods.  The Company has entered into manufacturing and supply agreements for the manufacture of finished goods and the purchase of raw materials and production supplies.  The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs.

The components of inventories as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$6,365	$4,553
Work-in-process	28,428	27,589
Finished goods	18,337	29,513
Inventories, net	$53,130	$61,655

Finished goods at December 31, 2017 included $17.0 million of stepped-up KRYSTEXXA inventory.  During the nine months ended September 30, 2018, the Company recorded the remaining $17.0 million of KRYSTEXXA inventory step-up expense to cost of goods sold.  During the three and nine months ended September 30, 2017, the Company recorded $21.2 million and $54.9 million, respectively, of KRYSTEXXA inventory step-up expense, and zero and $40.8 million, respectively, of PROCYSBI and QUINSAIR inventory step-up expense to cost of goods sold.

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

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid income taxes	$21,941	$8
Deferred charge for taxes on intra-company profit	16,081	535
Rabbi trust assets	8,943	6,490
Medicine samples inventory	6,015	11,415
Other prepaid expenses and other current assets	28,512	24,954
Prepaid expenses and other current assets	$81,492	$43,402

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Software	$14,843	$14,956
Leasehold improvements	9,859	9,415
Machinery and equipment	4,800	4,819
Computer equipment	2,267	2,235
Other	2,331	2,508
	34,100	33,933
Less accumulated depreciation	(17,707)	(13,672)
Construction in process	199	144
Property and equipment, net	$16,592	$20,405

Depreciation expense was $1.5 million for each of the three months ended September 30, 2018 and 2017 and was $4.6 million and $5.0 million for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of September 30, 2018 and December 31, 2017 was $426.4 million.

As discussed in Note 13, during the second quarter of 2018, management realigned the Company’s reportable segments to reflect changes in the manner in which the CODM assesses financial information for decision-making purposes.  This resulted in a change in the Company’s operating segments and reporting units.  The Company allocated goodwill to its new reporting units using a relative fair value approach.  In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the allocation and determined that no impairment existed.  The table below presents goodwill for the Company’s reportable segments as of September 30, 2018 (in thousands):

	Orphan and Rheumatology	Primary Care	Total
Goodwill	$371,883	$54,558	$426,441

During the year ended December 31, 2017, in connection with the Chiesi divestiture, the Company recorded a reduction to goodwill of $16.3 million.  See Note 4 for further details.

As of September 30, 2018, there were no accumulated goodwill impairment losses.

Intangible Assets

As of September 30, 2018, the Company’s finite-lived intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL/AMMONAPS, KRYSTEXXA, LODOTRA, MIGERGOT, PENNSAID 2%, PROCYSBI, RAVICTI, RAYOS and VIMOVO, as well as customer relationships for ACTIMMUNE.

During the year ended December 31, 2017, in connection with the Chiesi divestiture, the Company recorded a reduction to the net book value of developed technology related to PROCYSBI of $47.3 million.  See Note 4 for further details.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value.  During the nine months ended September 30, 2018, the Company recorded an impairment of $37.9 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a Patented Medicine Prices Review Board review.  The fair value of developed technology was determined using an income approach.

Intangible assets as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018				December 31, 2017
	Cost Basis	Impairment	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$3,115,695	$(37,853)	$(873,209)	$2,204,633	$3,115,695	$(671,746)	$2,443,949
Customer relationships	8,100	—	(3,265)	4,835	8,100	(2,659)	5,441
Total intangible assets	$3,123,795	$(37,853)	$(876,474)	$2,209,468	$3,123,795	$(674,405)	$2,449,390

Amortization expense for the three months ended September 30, 2018 and 2017 was $67.7 million and $68.7 million, respectively, and was $202.1 million and $208.1 million for the nine months ended September 2018 and 2017, respectively. As of September 30, 2018, estimated future amortization expense was as follows (in thousands):

2018 (October to December)	$67,724
2019	256,658
2020	255,962
2021	248,456
2022	243,872
Thereafter	1,136,796
Total	$2,209,468

NOTE 9 - OTHER ASSETS

Included in other assets at September 30, 2018 and December 31, 2017, was $23.8 million and $24.6 million, respectively, which represents the long-term portion of the estimated amounts that are expected to be reimbursed from Chiesi for PROCYSBI and QUINSAIR royalties.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses as of September 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Payroll-related expenses	$63,370	$56,338
Allowances for returns	41,599	37,863
Consulting and professional services	32,885	27,542
Accrued interest	25,369	14,127
Accrued upfront payment related to license agreement	—	12,000
Accrued other	31,632	27,827
Accrued expenses	$194,855	$175,697

Accrued other as of September 30, 2018 and December 31, 2017 included $4.2 million and $2.1 million, respectively, related to a loss on inventory purchase commitments.

NOTE 11 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of September 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued commercial rebates and wholesaler fees	$141,245	$190,215
Accrued co-pay and other patient assistance	123,691	230,533
Accrued government rebates and chargebacks	94,724	81,005
Accrued trade discounts and rebates	$359,660	$501,753
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	41,650	15,042
Total customer-related accruals and allowances	$401,310	$516,795

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2017 to September 30, 2018 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2017	$190,485	$232,325	$93,985	$516,795
Current provisions relating to sales during the nine months ended September 30, 2018	433,776	1,470,787	293,230	2,197,793
Adjustments relating to prior-year sales	(667)	(374)	(14,787)	(15,828)
Payments relating to sales during the nine months ended September 30, 2018	(280,393)	(1,347,096)	(169,191)	(1,796,680)
Payments relating to prior-year sales	(189,818)	(231,951)	(79,001)	(500,770)
Balance at September 30, 2018	$153,383	$123,691	$124,236	$401,310

NOTE 12 – ACCRUED ROYALTIES

During the nine months ended September 30, 2018, changes to the liability for royalties for medicines acquired through business combinations consisted of the following (in thousands):

Balance as of December 31, 2017	356,513
Remeasurement of royalty liabilities	(2,151)
Royalty payments	(38,030)
Accretion expense	44,249
Other royalty expense	42
Balance as of September 30, 2018	360,623
Accrued royalties - current portion as of September 30, 2018	65,501
Accrued royalties, net of current as of September 30, 2018	$295,122

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

The Company’s CODM evaluates the financial performance of the Company’s segments based upon segment operating income.  Segment operating income is defined as income (loss) before (expense) benefit for income taxes adjusted for the items set forth in the reconciliation below.  Items below income from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s CODM.  Additionally, certain expenses are not allocated to a segment.  The Company does not report balance sheet information by segment as no balance sheet by segment is reviewed by the Company’s CODM.  The accounting policy for the Company’s segments is described in Note 2.

The following table reflects net sales by medicine for the Company’s reportable segments for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
KRYSTEXXA	$70,246	$42,752	$175,572	$112,667
RAVICTI	60,444	50,972	166,495	142,086
PROCYSBI	41,374	33,574	114,740	104,533
ACTIMMUNE	25,831	29,175	78,071	84,196
RAYOS	17,171	14,591	41,313	36,492
BUPHENYL	4,351	3,650	15,337	16,205
LODOTRA	355	744	2,005	3,417
QUINSAIR	127	109	346	3,307
Orphan and Rheumatology segment net sales	$219,899	$175,567	$593,879	$502,903

PENNSAID 2%	51,487	48,262	125,900	141,094
DUEXIS	34,196	31,619	80,601	92,951
VIMOVO	18,638	15,056	48,873	41,069
MIGERGOT	1,091	1,142	2,774	3,995
Primary Care segment net sales	$105,412	$96,079	$258,148	$279,109

Total net sales	$325,311	$271,646	$852,027	$782,012

The table below provides reconciliations of the Company’s segment operating income to the Company’s total income (loss) before (benefit) expense for income taxes for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Segment operating income:
Orphan and Rheumatology	$91,537	$65,561	$205,249	$179,947
Primary Care	57,984	42,212	94,294	107,253
Reconciling items:
Amortization, accretion and step-up:
Intangible amortization expense	(67,725)	(68,666)	(202,069)	(208,118)
Accretion of royalty liabilities	(14,945)	(12,720)	(44,460)	(38,415)
Inventory step-up expense	(83)	(21,170)	(17,212)	(95,659)
Interest expense, net	(30,437)	(31,706)	(91,921)	(95,297)
Share-based compensation	(28,428)	(31,698)	(86,981)	(87,935)
Restructuring and realignment costs	(4,582)	290	(14,889)	(4,903)
Impairment of long-lived assets	(1,603)	—	(39,455)	(22,270)
Depreciation	(1,523)	(1,476)	(4,627)	(5,037)
Litigation settlements	(1,500)	—	(5,750)	—
Acquisition/divestiture-related costs	(425)	(5,561)	(6,185)	(168,985)
Drug substance harmonization costs	(301)	(5,654)	(1,579)	(10,698)
Charges relating to discontinuation of Friedreich's ataxia program	(254)	1,116	(1,476)	4,219
Fees related to term loan refinancings	(40)	(16)	(82)	(4,114)
Remeasurement of royalties for medicines acquired through business combinations	—	—	2,151	2,944
Gain on divestiture	—	112	—	5,968
Loss on debt extinguishment	—	—	—	(533)
Upfront and milestone payments related to license agreements	—	—	(90)	—
Foreign exchange gain (loss)	35	275	(81)	167
Other income, net	453	280	978	280
Gain on sale of assets	12,303	—	12,303	—
Royalties for medicines acquired through business combinations	13,831	12,031	39,611	34,970
Income (loss) before (benefit) expense for income taxes	$24,297	$(56,790)	$(162,271)	$(406,216)

The following tables present the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments and all other customers as a group for the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	For the Three Months Ended September 30,
	2018		2017
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$347,144	34%	$267,818	27%
Customer B	236,104	23%	314,077	31%
Customer C	147,187	14%	478	—
Customer D	115,083	11%	139,981	14%
Other Customers	183,641	18%	279,763	28%
Gross Sales	$1,029,159	100%	$1,002,117	100%

	For the Nine Months Ended September 30,
	2018		2017
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$1,143,111	37%	$856,677	29%
Customer B	752,559	24%	941,268	31%
Customer C	306,707	10%	478	—
Customer D	377,556	12%	423,446	14%
Other Customers	531,461	17%	780,505	26%
Gross Sales	$3,111,394	100%	$3,002,374	100%

Geographic revenues are determined based on the country in which the Company’s customers are located.  The following tables present a summary of net sales attributed to geographic sources for the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$321,951	99%	$267,906	99%
Rest of world	3,360	1%	3,740	1%
Net sales	$325,311		$271,646

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$837,261	98%	$757,805	97%
Rest of world	14,766	2%	24,207	3%
Net sales	$852,027		$782,012

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

As of September 30, 2018, the Company’s restricted cash included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values.  Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

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

The Company transfers its financial assets and liabilities between the fair value hierarchies at the end of each reporting period.  There were no transfers between the different levels of the fair value hierarchy during the nine months ended September 30, 2018 or 2017.

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$3,000	$—	$3,000
Money market funds	765,800	—	—	765,800
Other current assets	8,809	—	—	8,809
Total assets at fair value	$774,609	$3,000	$—	$777,609
Liabilities:
Other long-term liabilities	(8,809)	—	—	(8,809)
Total liabilities at fair value	$(8,809)	$—	$—	$(8,809)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$3,000	$—	$3,000
Money market funds	687,000	—	—	687,000
Other current assets	6,490	—	—	6,490
Total assets at fair value	$693,490	$3,000	$—	$696,490
Liabilities:
Other long-term liabilities	(6,490)	—	—	(6,490)
Total liabilities at fair value	$(6,490)	$—	$—	$(6,490)

NOTE 15 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
2017 Term Loan Facility	$818,026	$845,750
2023 Senior Notes	475,000	475,000
2024 Senior Notes	300,000	300,000
Exchangeable Senior Notes	400,000	400,000
Total face value	1,993,026	2,020,750
Debt discount	(92,473)	(108,054)
Deferred financing fees	(9,741)	(11,041)
Total long-term debt	1,890,812	1,901,655
Less: long-term debt—current portion	—	(10,625)
Long-term debt, net of current portion	$1,890,812	$1,891,030

 2017 Term Loan Facilities

On October 23, 2017, Horizon Pharma, Inc. (“HPI”) and Horizon Pharma USA, Inc. (“HPUSA” and, together with HPI, in such capacity, the “Borrowers”), wholly owned subsidiaries of the Company, borrowed approximately $845.8 million aggregate principal amount of loans (the “October 2017 Refinancing Loans”) pursuant to an amendment (the “October 2017 Refinancing Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrowers, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, and Amendment No. 2, dated March 29, 2017 (the “March 2017 Credit Agreement”) (the “2017 Term Loan Facility”).  On October 31, 2018, HPI merged with and into HPUSA, and as a result, HPUSA became sole borrower under the Credit Agreement.  As used herein, all references to the “Credit Agreement” are references to the March 2017 Credit Agreement, as amended by the October 2017 Refinancing Amendment.

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

The October 2017 Refinancing Loans bear interest, at HPUSA’s option, at a rate equal to either the London Inter-Bank Offer Rate (“LIBOR”), plus an applicable margin of 3.25% per year (subject to a LIBOR floor of 1.00%), or the adjusted base rate plus 2.25%.  The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1.00%, (b) prime rate, (c) fed funds plus 0.5%, and (d) 2.00%.  The Credit Agreement provides for (i) the October 2017 Refinancing Loans, (ii) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder.  The Credit Agreement allows for the Company and certain of its subsidiaries to become borrowers under incremental or refinancing facilities.

The obligations under the Credit Agreement (including obligations in respect of the October 2017 Refinancing Loans) and any swap obligations and cash management obligations owing to a lender (or an affiliate of a lender) thereunder are guaranteed by the Company and each of the Company’s existing and subsequently acquired or formed direct and indirect subsidiaries (other than certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law).  The obligations under the Credit Agreement (including obligations in respect of the October 2017 Refinancing Loans) and any such swap and cash management obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of HPUSA and the guarantors, except for certain customary excluded assets, and (ii) all of the capital stock owned by HPUSA and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of HPUSA, to 65% of the capital stock of such subsidiaries).  HPUSA and the guarantors under the Credit Agreement are individually and collectively referred to herein as a “Loan Party” and the “Loan Parties,” as applicable.

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

HPUSA is permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium.  HPUSA is required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of the Company’s excess cash flow (subject to decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively).  The October 2017 Refinancing Loans are amortized in equal quarterly installments that began on December 31, 2017, in an aggregate annual amount equal to 1.00% of the original principal amount of the October 2017 Refinanced Loans (i.e. $850.0 million), with any remaining balance payable on March 29, 2024, the final maturity date of the October 2017 Refinancing Loans.  Following the mandatory prepayment on June 21, 2018, as described above, the Company is not required to pay any further quarterly installments until June 30, 2020.

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

The interest on the Company’s 2017 Term Loan Facility is variable and as of September 30, 2018, the interest rate on the 2017 Term Loan Facility was 5.50% and the effective interest rate was 5.93%.

As of September 30, 2018, the fair value of the amounts outstanding under the 2017 Term Loan Facility was approximately $823.1 million, categorized as a Level 2 instrument, as defined in Note 14.

See Note 21 for details of the Company’s refinancing of the 2017 Term Loan Facility during October 2018.

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

In connection with the closing of the acquisition of Hyperion Therapeutics, Inc. (“Hyperion”) on May 7, 2015, Horizon Financing merged with and into HPI and on October 31, 2018, HPI merged with and into HPUSA.  As a result, the 2023 Senior Notes became the general unsecured senior obligations of HPUSA, which was previously a guarantor under the 2023 Senior Notes.  The obligations under the 2023 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and all of the Company’s direct and indirect subsidiaries that are guarantors from time to time under the Credit Agreement.

The 2023 Senior Notes accrue interest at an annual rate of 6.625% payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2015.  The 2023 Senior Notes will mature on May 1, 2023, unless earlier repurchased or redeemed.

Some or all of the 2023 Senior Notes may be redeemed at any time at specified redemption prices, plus accrued and unpaid interest to the redemption date.  In addition, the 2023 Senior Notes may be redeemed in whole but not in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, if on the next date on which any amount would be payable in respect of the 2023 Senior Notes, HPUSA or any guarantor is or would be required to pay additional amounts as a result of certain tax-related events.

If the Company undergoes a change of control, HPUSA will be required to make an offer to purchase all of the 2023 Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the repurchase date.  If the Company or certain of its subsidiaries engages in certain asset sales, HPUSA will be required under certain circumstances to make an offer to purchase the 2023 Senior Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date.

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

As of September 30, 2018, the interest rate on the 2023 Senior Notes was 6.625% and the effective interest rate was 6.68%.

As of September 30, 2018, the fair value of the 2023 Senior Notes was approximately $486.9 million, categorized as a Level 2 instrument, as defined in Note 14.

2024 Senior Notes

On October 25, 2016, HPI and HPUSA (together, in such capacity, the “2024 Issuers”), completed a private placement of $300.0 million aggregate principal amount of 8.750% Senior Notes due 2024 (the “2024 Senior Notes”) to certain investment banks acting as initial purchasers who subsequently resold the 2024 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act.  The net proceeds from the offering of the 2024 Senior Notes were approximately $291.9 million, after deducting the initial purchasers’ discount and offering expenses payable by the 2024 Issuers.  On October 31, 2018, HPI merged with and into HPUSA, and as a result, HPI’s obligations as co-issuer under the 2024 Senior Notes became HPUSA’s general unsecured senior obligations.

The obligations under the 2024 Senior Notes are HPUSA’s general unsecured senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis by the Company and all of the Company’s direct and indirect subsidiaries that are guarantors from time to time under the Credit Agreement.

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

Except as described below, the 2024 Senior Notes may not be redeemed before November 1, 2019.  Thereafter, some or all of the 2024 Senior Notes may be redeemed at any time at specified redemption prices, plus accrued and unpaid interest to the redemption date.  At any time prior to November 1, 2019, some or all of the 2024 Senior Notes may be redeemed at a price equal to 100% of the aggregate principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the redemption date.  Also prior to November 1, 2019, up to 35% of the aggregate principal amount of the 2024 Senior Notes may be redeemed at a redemption price of 108.75% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net proceeds of certain equity offerings.  In addition, the 2024 Senior Notes may be redeemed in whole but not in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, if on the next date on which any amount would be payable in respect of the 2024 Senior Notes, HPUSA or any guarantor is or would be required to pay additional amounts as a result of certain tax-related events.

If the Company undergoes a change of control, HPUSA will be required to make an offer to purchase all of the 2024 Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the repurchase date.  If the Company or certain of its subsidiaries engages in certain asset sales, HPUSA will be required under certain circumstances to make an offer to purchase the 2024 Senior Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date.

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

As of September 30, 2018, the interest rate on the 2024 Senior Notes was 8.750% and the effective interest rate was 9.20%.

As of September 30, 2018, the fair value of the 2024 Senior Notes was approximately $320.3 million, categorized as a Level 2 instrument, as defined in Note 14.

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

As of September 30, 2018, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

As of September 30, 2018, the interest rate on the Exchangeable Senior Notes was 2.50% and the effective interest rate was 8.88%.

As of September 30, 2018, the fair value of the Exchangeable Senior Notes was approximately $404.0 million, categorized as a Level 2 instrument, as defined in Note 14.

NOTE 16 – OTHER LONG-TERM LIABILITIES

Included in other long-term liabilities at September 30, 2018 and December 31, 2017, is $25.5 million and $26.4 million, respectively, representing the long-term portion of the contingent liability for royalties potentially payable on sales by Chiesi under agreements related to PROCYSBI and QUINSAIR.

Other long-term liabilities at September 30, 2018 and December 31, 2017, included $5.6 million and $7.8 million, respectively, related to a loss on inventory purchase commitments.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Patheon Pharmaceuticals Inc. (“Patheon”) is obligated to manufacture PROCYSBI for the Company through December 31, 2021.  The Company must provide Patheon with rolling, non-binding forecasts of PROCYSBI, with a portion of the forecast being a firm written order.  Cambrex Profarmaco Milano (“Cambrex”) is obligated to manufacture PROCYSBI active pharmaceutical ingredient (“API”) for the Company through November 30, 2020.  The Company must provide Cambrex with rolling, non-binding forecasts, with a portion of the forecast being the minimum floor of the firm order that must be placed.  At September 30, 2018, the Company had a binding purchase commitment with Patheon for PROCYSBI of $1.5 million, to be delivered through December 2018, and with Cambrex for PROCYSBI API of $2.5 million, to be delivered through December 2020.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company.  Following the IMUKIN sale, purchases of IMUKIN inventory are expected to be onward sold to Clinigen.  The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least June 30, 2024.  As of September 30, 2018, the minimum binding purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $25.8 million (converted using a Dollar-to-Euro exchange rate of 1.1605) through July 2024.  As of September 30, 2018, the Company also committed to incur an additional $2.4 million for the harmonization of the drug substance manufacturing process with Boehringer Ingelheim Biopharmaceuticals.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least eighty percent of its annual world-wide bulk product requirements for KRYSTEXXA from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israeli Office of the Chief Scientist (“OCS”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the OCS.  The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order.  The first six months of the forecast are considered binding firm orders.  At September 30, 2018, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $49.0 million, to be delivered through December 31, 2026.  Additionally, purchase orders relating to the manufacture of KRYSTEXXA of $0.8 million were outstanding at September 30, 2018.

Jagotec AG (“Jagotec”) or its affiliates are required to manufacture and supply RAYOS/LODOTRA exclusively to the Company in bulk.  The earliest the agreement can expire is December 31, 2023, and the minimum purchase commitment is in force until December 2023.  At September 30, 2018, the minimum purchase commitment based on tablet pricing in effect under the agreement was $5.6 million through December 2023.  Additionally, purchase orders relating to the manufacture of RAYOS/LODOTRA of $0.4 million were outstanding at September 30, 2018.

Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (“Nuvo”) is obligated to manufacture and supply PENNSAID 2% to the Company.  The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party.  At least ninety days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities.  At September 30, 2018, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $0.8 million, which was delivered during October 2018.

Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”) is obligated to manufacture and supply DUEXIS to the Company in final, packaged form and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia.  The agreement term extends until May 2021 and automatically renews for successive two-year terms unless terminated by either party upon two years’ prior written notice.  At September 30, 2018, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $8.7 million, to be delivered through February 2019.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, BUPHENYL, QUINSAIR, VIMOVO and MIGERGOT of $14.1 million were outstanding at September 30, 2018.  Additionally, at September 30, 2018, the Company had a binding batch purchase commitments for teprotumumab of $5.6 million, a binding reserve payment related to the manufacture of teprotumumab of $2.1 million and a binding commitment related to process validation activities for teprotumumab of $1.7 million.

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

In accordance with its memorandum and articles of association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity.  Additionally, the Company has entered into, and intends to continue to enter into, separate indemnification agreements with its directors and executive officers.  These agreements, among other things, require the Company to indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers, or any of the Company’s subsidiaries or any other company or enterprise to which the person provides services at the Company’s request.  The Company also has a director and officer insurance policy that enables it to recover a portion of any amounts paid for current and future potential claims.  All of the Company’s officers and directors have also entered into separate indemnification agreements with HPUSA.

NOTE 18 - LEGAL PROCEEDINGS

RAVICTI

On March 17, 2014, Hyperion received notice from Par Pharmaceutical, Inc. (“Par Pharmaceutical”) that it had filed an Abbreviated New Drug Application (an “ANDA”) with the FDA seeking approval for a generic version of the Company’s medicine RAVICTI.  The ANDA contained a Paragraph IV Patent Certification alleging that two of the patents covering RAVICTI are invalid and/or will not be infringed by Par Pharmaceutical’s manufacture, use or sale of the medicine for which the ANDA was submitted.  Hyperion filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Par Pharmaceutical on April 23, 2014, seeking an injunction to prevent the approval of Par Pharmaceutical’s ANDA and/or to prevent Par Pharmaceutical from selling a generic version of RAVICTI.  The Company subsequently took over such patent litigation and has been engaged in ANDA litigation with Par Pharmaceutical in multiple venues.

On September 4, 2015, the Company received notice from Lupin Limited of Lupin Limited’s Paragraph IV Patent Certification against two of the Company’s patents covering RAVICTI, advising that Lupin Limited had filed an ANDA with the FDA for a generic version of RAVICTI.  On November 6, 2015, the Company also received notice of Lupin Limited’s Paragraph IV Patent Certification against another of the Company’s patents covering RAVICTI.  On October 19, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin Limited and Lupin Pharmaceuticals Inc. (collectively, “Lupin”), seeking an injunction to prevent the approval of the ANDA, and engaged in ANDA litigation with Lupin in multiple venues.

On June 27, 2018, the Company and Lupin entered into a Settlement and License Agreement (“Lupin Settlement Agreement”) under which they agreed to file stipulations of dismissal with the District Courts regarding the district court litigation and a joint request for termination in the inter parte reviews (the “IPRs”). Lupin further agreed to withdraw from the appeal pending before the Federal Circuit Court of Appeals over U.S. Patent No. 9,095,559.  The Lupin Settlement Agreement also provides for a full settlement and release by each party of all claims that relate to Lupin’s generic version of RAVICTI or the litigation, the IPRs or the appeal. Under the Lupin Settlement Agreement, the license entry date is July 1, 2026; however, Lupin may be able to enter the market earlier in certain circumstances.

On September 17, 2018, the Company and Par Pharmaceutical entered into a Settlement and License Agreement (“Par Settlement Agreement”) under which they agreed to file stipulations of dismissal with the District Courts regarding the litigation and a joint request for termination in the IPRs.  The Par Settlement Agreement also provides for a full settlement and release by each party of all claims that relate to Par Pharmaceutical’s generic version of RAVICTI or the litigation or the IPRs.  Under the Par Settlement Agreement, the license entry date is July 1, 2025; however, Par Pharmaceutical may be able to enter the market earlier in certain circumstances.

PENNSAID 2%

On November 13, 2014, the Company received a Paragraph IV Patent Certification from Watson Laboratories, Inc., now known as Actavis Laboratories UT, Inc. (“Actavis UT”), advising that Actavis UT had filed an ANDA with the FDA for a generic version of PENNSAID 2%.  On December 23, 2014, June 30, 2015, August 11, 2015 and September 17, 2015, the Company filed four separate suits against Actavis UT and Actavis plc (collectively “Actavis”), in the United States District Court for the District of New Jersey, with each of the suits seeking an injunction to prevent approval of the ANDA.  The lawsuits alleged that Actavis has infringed nine of the Company’s patents covering PENNSAID 2% by filing an ANDA seeking approval from the FDA to market a generic version of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the FDA’s Orange Book (the “Orange Book”).  These four suits were consolidated into a single suit.  On October 27, 2015 and on February 5, 2016, the Company filed two additional suits against Actavis, in the United States District Court for the District of New Jersey, for patent infringement of three additional Company patents covering PENNSAID 2%.

On August 17, 2016, the District Court issued a Markman opinion holding certain of the asserted claims of seven of the Company’s patents covering PENNSAID 2% invalid as indefinite.  On March 16, 2017, the Court granted Actavis’ motion for summary judgment of non-infringement of the asserted claims of three of the Company’s patents covering PENNSAID 2%.  In view of the Markman and summary judgment decisions, a bench trial was held from March 21, 2017 through March 30, 2017, regarding a claim of one of the Company’s patents covering PENNSAID 2%.  On May 14, 2017, the Court issued its opinion upholding the validity of claim of the patent, which Actavis had previously admitted its proposed generic diclofenac sodium topical solution product would infringe.  Actavis filed its Notice of Appeal on June 16, 2017.  The Company also filed its Notice of Appeal of the District Court’s rulings on certain claims of eleven of the Company’s patents covering PENNSAID 2%.  The Company’s opening brief was filed on August 14, 2017.  Actavis’s opening brief, challenging the District Court’s judgment on U.S. Patent 9,066,913, was filed on October 10, 2017, and the Company’s brief defending the judgment was filed on November 20, 2017.  The parties are awaiting the decision of the Federal Circuit Court of Appeals.

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

On March 18, 2015, the Company received a Paragraph IV Patent Certification against seven of the Company’s patents covering PENNSAID 2% from Lupin, advising that Lupin had filed an ANDA with the FDA for a generic version of PENNSAID 2%.  On April 30, 2015, the Company filed suit in the United States District Court for the District of New Jersey against Lupin, seeking an injunction to prevent the approval of the ANDA, and engaged in ANDA litigation against Lupin in multiple venues.  On May 30, 2018, the Company finalized settlement of the cases against Lupin and the cases were dismissed.  Under the settlement agreement with Lupin, the license entry date is October 17, 2027; however, Lupin may be able to enter the market earlier in certain circumstances.

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

On September 27, 2018, the Company received notice from Teva Pharmaceuticals USA, Inc. (“Teva”) that it had filed an ANDA with the FDA seeking approval for a generic version of DUEXIS.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering DUEXIS are invalid and/or will not be infringed by Teva’s manufacture, use or sale of the medicine for which the ANDA was submitted.

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

On August 24, 2017, Mylan filed a Petition for IPR of one of the Company’s patents covering VIMOVO.  The Company filed its Preliminary Patent Owner Response on December 12, 2017.  On March 8, 2018, the Patent Trial and Appeals Board (the “PTAB”) instituted Mylan’s Petition for IPR. On March 22, 2018, the Company filed a Request for Rehearing of the decision to institute IPR, which was denied by the PTAB on May 25, 2018.  On April 6, 2018, Dr. Reddy’s filed a Petition for IPR of the same patent challenged by Mylan and a motion for joinder with Mylan’s IPR.  The Company filed an opposition to Dr. Reddy’s motion for joinder on May 9, 2018.  The parties are awaiting the PTAB’s decision regarding Dr. Reddy’s Petition.

On December 4, 2017, Mylan filed a Petition for IPR of another of the Company’s patents covering VIMOVO.  The PTAB instituted an IPR proceeding on Mylan’s Petition on June 14, 2018.

The above referenced appeal and IPR proceedings are currently stayed following the bankruptcy filing by Aralez.

NOTE 19 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at September 30, 2018, include its 2005 Stock Plan, 2011 Equity Incentive Plan, 2014 Employee Stock Purchase Plan (“2014 ESPP”), 2014 Equity Incentive Plan (“2014 EIP”) and 2014 Non-Employee Equity Plan.  As of September 30, 2018, an aggregate of 2,490,908 ordinary shares were authorized and available for future issuance under the 2014 ESPP, an aggregate of 7,154,585 ordinary shares were authorized and available for future grants under the 2014 EIP and an aggregate of 116,163 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Equity Plan.  An amendment to the 2014 EIP increasing the number of ordinary shares that may be issued under the 2014 EIP by 10,800,000 ordinary shares was approved by the Compensation Committee of the Company’s Board of Directors on February 21, 2018 and by the shareholders of the Company on May 3, 2018.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	14,275,316	$18.04	6.97	$25,005
Granted	403,973	14.41
Exercised	(999,413)	9.83
Forfeited	(610,971)	18.17
Expired	(366,379)	20.83
Outstanding as of September 30, 2018	12,702,526	18.49	6.37	45,591
Exercisable as of September 30, 2018	10,230,446	18.27	6.04	40,148

Stock options typically have a contractual term of ten years from grant date.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model.  The determination of the fair value of each stock option is affected by the Company’s share price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected share price volatility over the expected life of the awards and actual and projected stock option exercise behavior.  The weighted average fair value per share of stock option awards granted during the nine months ended September 30, 2018 and 2017, and assumptions used to value stock options, were as follows:

	For the Nine Months Ended September 30,
	2018	2017
Dividend yield	—	—
Risk-free interest rate	2.3%-2.8%	1.8%-2.0%
Weighted average expected volatility	49.5%	49.1%
Expected life (in years)	5.6	6.0
Weighted average grant-date fair value per share of options granted	$6.93	$7.99

Dividend yields

The Company has never paid dividends and does not anticipate paying any dividends in the near future.  Additionally, the Credit Agreement (described in Note 15 and Note 21), as well as the indentures governing the 2024 Senior Notes and the 2023 Senior Notes (each as described in Note 15 above), contain covenants that restrict the Company from issuing dividends.

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

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2018:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2017	5,283,850	$14.77
Granted	4,695,883	15.65
Vested	(2,409,538)	14.42
Forfeited	(703,904)	15.53
Outstanding as of September 30, 2018	6,866,291	$15.41

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the nine months ended September 30, 2018:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2017	7,854,880
Granted	1,413,257	$16.08	2.6%	$15.66
Forfeited	(19,314)	16.64	0.0%	16.64
Expired (1)	(7,854,880)	14.82	14.9%	12.60
Outstanding as of September 30, 2018	1,393,943

(1)

During the nine months ended September 30, 2018, the final tranches of the Company’s PSUs outstanding at December 31, 2017 expired due to failure to meet the Company’s minimum total compounded annual shareholder rate of return (“TSR”) requirement.

On January 5, 2018, the Company awarded PSUs to key executive participants (“2018 PSUs”).  Vesting of the 2018 PSUs was contingent upon receiving shareholder approval of amendments to the 2014 EIP, which were approved on May 3, 2018.  The 2018 PSUs utilize two performance metrics, a short-term component tied to business performance and a long-term component tied to relative compounded annual TSR, as follows:

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

All PSUs outstanding at September 30, 2018, may vest in a range of between 0% and 200%, based on the performance metrics described above.  The Company accounts for the 2018 PSUs as equity-settled awards in accordance with ASC 718.  Because the value of the Relative TSR PSUs are dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the Relative TSR PSUs.  As a result, the Monte Carlo model is applied and the most significant valuation assumptions used during the nine months ended September 30, 2018, include:

Valuation date stock price	$13.87
Expected volatility	71.3%
Risk free rate	2.6%

The value of the Net Sales PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full period performance against targets, and the Company adjusts the expense quarterly.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Share-based compensation expense
Cost of goods sold	$2,767	$1,696
Research and development	6,697	6,613
Selling, general and administrative	77,517	79,626
Total share-based compensation expense	$86,981	$87,935

During the nine months ended September 30, 2018 and 2017, the Company recognized $1.5 million of tax benefit and $0.7 million of tax detriment, respectively, related to share-based compensation resulting from the current share prices in effect at the time of the exercise of stock options and vesting of restricted stock units.  In addition, during the nine months ended September 30, 2018, $20.6 million of deferred tax assets related to previously recognized share-based compensation expense related to PSUs was charged to income tax expense.  As of September 30, 2018, the Company estimates that pre-tax unrecognized compensation expense of $127.7 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the first quarter of 2022.  The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

Cash Incentive Program

On January 5, 2018, the Committee approved a performance cash incentive program for the Company’s executive leadership team, including its executive officers (the “Cash Incentive Program”).  Participants receiving awards under the Cash Incentive Program will be eligible to earn a cash bonus based upon target award levels set forth below and based upon achievement of specified Company goals.  The maximum payout under the Cash Incentive Program is approximately $14.1 million.  Of the total cash bonus award that may be earned under the Cash Incentive Program, 70% will be determined by reference to achieving an aggressive percentage increase in KRYSTEXXA vial sales during 2018 as compared to KRYSTEXXA vial sales during 2017.  A further 30% will be determined by reference to the achievement of patient enrollment levels in the teprotumumab phase 3 clinical trial by December 31, 2018, which clinical trial was fully enrolled on September 4, 2018.

If and to the extent earned based upon application of the performance criteria, such determined portion of the cash bonus award will vest and become payable in three equal annual installments on each anniversary of January 5, 2018, beginning January 5, 2019, subject to the participant’s continued services with the Company through the applicable vesting dates, the date of any earlier change in control, or a termination due to death or disability.

The Company accounted for the Cash Incentive Program as a deferred compensation plan under ASC 710 and will recognize the anticipated payout expense using straight-line recognition through the end of the 36-month vesting period.  During the three and nine months ended September 30, 2018, the Company recorded an expense of $1.0 million and $3.5 million, respectively, to the condensed consolidated statement of comprehensive income (loss) related to the Cash Incentive Program.

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

The following table presents the (benefit) expense for income taxes for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) before (benefit) expense for income taxes	$24,297	$(56,790)	$(162,271)	$(406,216)
(Benefit) expense for income taxes	(1,733)	7,181	1,863	(42,138)
Net income (loss)	$26,030	$(63,971)	$(164,134)	$(364,078)

During the three and nine months ended September 30, 2018, the Company recorded a benefit for income taxes of $1.7 million and an expense for income taxes of $1.9 million, respectively.  During the three and nine months ended September 30, 2017, the Company recorded an expense for income taxes of $7.2 million and a benefit for income taxes of $42.1 million, respectively.  The benefit for income taxes recorded during the three months ended September 30, 2018 resulted primarily from increases in tax credits and a change in jurisdictional income mix during the quarter, partially offset by a revaluation of the Company’s U.S. net deferred tax liability as a result of state legislation changes enacted during the three months ended September 30, 2018.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the date of enactment for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, the Company reflected the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 was complete.  To the extent that the Company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, the Company recorded a provisional estimate in the consolidated financial statements as of December 31, 2017.  The Company recognized a net income tax benefit of $74.9 million for the year ended December 31, 2017, associated with the items it could reasonably estimate.  This benefit reflected the revaluation of its U.S. net deferred tax liability based on the U.S. federal tax rate of 21 percent, partially offset by the write-off of the deferred tax asset related to its U.S. interest expense carryforwards.  On April 2, 2018, the U.S. Treasury Department and the U.S. Internal Revenue Service issued Notice 2018-28 (“the notice”) which provides guidance for computing the business interest expense limitation under the Tax Act and clarifies the treatment of interest disallowed and carried forward under Section 163(j) of the Internal Revenue Code, as amended (“Section 163(j)”), prior to enactment of the Tax Act.  In accordance with the measurement period provisions under SAB 118 and the guidance in the notice the Company reinstated the deferred tax asset related to its U.S. interest expense carryforwards under Section 163(j) based on the new U.S. federal tax rate of 21 percent.  The impact of the deferred tax asset reinstatement in accordance with SAB 118 was a $35.9 million increase to the Company’s benefit for income taxes and a corresponding decrease to the U.S. group net deferred tax liability position.  The impact of this reinstatement has been recognized as a discrete tax adjustment during the nine months ended September 30, 2018 and resulted in a 21.8% increase in the Company’s effective tax rate during the period.  The Company is still analyzing the Tax Act and refining its calculations and the results of this analysis could potentially impact the provisional amounts recorded during the three months ended December 31, 2017 and during the nine months ended September 30, 2018, and would be reflected in the 2018 income tax provision.

NOTE 21 – SUBSEQUENT EVENTS

Amendment to Credit Agreement

On October 19, 2018, the Borrowers borrowed approximately $818.0 million aggregate principal amount of loans (the “October 2018 Refinancing Loans”) pursuant to an amendment (the “October 2018 Refinancing Amendment”) to the Credit Agreement (the Credit Agreement as amended by the October 2018 Refinancing Amendment, the “Amended Credit Agreement”).  The Amended Credit Agreement provides for (i) the October 2018 Refinancing Loans, (ii) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (iii) one or more uncommitted refinancing loan facilities with respect to loans thereunder.  The Amended Credit Agreement allows for the Company and certain of its subsidiaries to become borrowers under incremental or refinancing facilities.  On October 31, 2018, HPI merged with and into HPUSA, and as a result, HPUSA became sole borrower under the Amended Credit Agreement.

The October 2018 Refinancing Loans were incurred as a separate new class of term loans under the Amended Credit Agreement with substantially the same terms as the October 2017 Refinancing Loans to effectuate a repricing of the October 2017 Refinancing Loans.  The October 2018 Refinancing Loans bear interest, at HPUSA’s option, at a rate equal to either LIBOR plus an applicable margin of 3.00% per year (subject to a LIBOR floor of 1.00%), or the adjusted base rate plus 2.00% per year.  The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1.00%, (b) prime rate, (c) fed funds plus 0.5%, and (d) 2.00%.  The applicable margins will be reduced by 0.25% if the Company’s leverage ratio is less than or equal to 3.50 to 1.00.  The Borrowers used the proceeds of the October 2018 Refinancing Loans to repay the October 2017 Refinancing Loans, which totaled approximately $818.0 million.

The obligations under the Amended Credit Agreement (including obligations in respect of the October 2018 Refinancing Loans) and any swap obligations and cash management obligations owing to a lender (or an affiliate of a lender) thereunder are guaranteed by the Company and each of the Company’s existing and subsequently acquired or formed direct and indirect subsidiaries (other than certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law).  The obligations under the Amended Credit Agreement (including obligations in respect of the October 2018 Refinancing Loans) and any such swap and cash management obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of HPUSA and the guarantors, except for certain customary excluded assets, and (ii) all of the capital stock owned by HPUSA and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of HPUSA, to 65% of the capital stock of such subsidiaries).

HPUSA is permitted to make voluntary prepayments of the loans under the Amended Credit Agreement at any time without payment of a premium, except that with respect to the October 2018 Refinancing Loans, a 1.00% premium will apply to a repayment of the October 2018 Refinancing Loans in connection with a repricing of, or any amendment to the Amended Credit Agreement in a repricing of, such loans effected on or prior to the date that is six months following October 19, 2018.  HPUSA is  required to make mandatory prepayments of loans under the Amended Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of the Company’s excess cash flow (subject to decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively).  The October 2018 Refinancing Loans will amortize in equal quarterly installments beginning on December 31, 2018 in an aggregate annual amount equal to 1.00% of the original principal amount of the October 2017 Refinancing Loans (i.e. $845.8 million), as the same may be reduced from time to time pursuant to the Amended Credit Agreement (including by prepayments made prior to the date of the October 2018 Refinancing Amendment), with any remaining balance payable on March 29, 2024, the final maturity date of the October 2018 Refinancing Loans.

The Amended Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions.

Events of default under the Amended Credit Agreement include: (i) the failure by any Borrower to timely make payments due under the Amended Credit Agreement; (ii) material misrepresentations or misstatements in any representation or warranty by any Loan Party when made; (iii) failure by any Loan Party to comply with the covenants under the Amended Credit Agreement and other related agreements; (iv) certain defaults under a specified amount of other indebtedness of the Company or its subsidiaries; (v) insolvency or bankruptcy-related events with respect to the Company or any of its material subsidiaries; (vi) certain undischarged judgments against the Company or any of its restricted subsidiaries; (vii) certain ERISA-related events reasonably expected to have a material adverse effect on the Company and its restricted subsidiaries taken as a whole; (viii) certain security interests or liens under the loan documents ceasing to be, or being asserted by the Company or its restricted subsidiaries not to be, in full force and effect; (ix) any loan document or material provision thereof ceasing to be, or any challenge or assertion by any Loan Party that such loan document or material provision is not, in full force and effect; and (x) the occurrence of a change of control.  If one or more events of default occurs and continues beyond any applicable cure period, the administrative agent may, with the consent of the lenders holding a majority of the loans and commitments under the facilities, or will, at the request of such lenders, terminate the commitments of the lenders to make further loans and declare all of the obligations of the Loan Parties under the Amended Credit Agreement to be immediately due and payable.

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

Our marketed medicines are:

Orphan and Rheumatology
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
RAYOS® (prednisone) delayed-release tablets; marketed as LODOTRA® outside the United States
BUPHENYL® (sodium phenylbutyrate) Tablets and Powder; marketed as AMMONAPS® in certain European countries and Japan
QUINSAIR™ (levofloxacin) solution for inhalation

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

Acquisitions and Divestitures

Since January 1, 2017, we completed the following acquisitions and divestitures:

•

On June 30, 2017, we completed our acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International GmbH, or Boehringer Ingelheim International, in all territories outside of the United States, Canada and Japan.  Interferon gamma-1b is known as IMUKIN outside of the United States, Canada and Japan.  On July 24, 2018, we sold the rights to IMUKIN in all territories outside the United States, Canada and Japan to Clinigen Group plc, or Clinigen, for an upfront payment and a potential additional contingent consideration payment, or the IMUKIN sale.

•

On June 23, 2017, we sold our European subsidiary that owned the marketing rights to PROCYSBI (cysteamine bitartrate) delayed-release capsules and QUINSAIR (levofloxacin inhalation solution) in Europe, the Middle East and Africa, or EMEA, regions, or the Chiesi divestiture, to Chiesi Farmaceutici S.p.A., or Chiesi.

•

On May 8, 2017, we completed our acquisition of River Vision Development Corp., or River Vision, which added the late development-stage rare disease biologic medicine candidate teprotumumab to our research and development pipeline.

Strategy

Our strategy is to continue transforming Horizon Pharma plc into a balanced, diversified, sustainable-growth biopharmaceutical company predominantly focused on rare disease medicines.  We are executing on our strategy by accelerating the growth of our rare disease medicine portfolio through differentiated commercial strategies, business development efforts and the expansion of our pipeline with post-marketing and development-stage programs.  We are strongly committed to helping ensure patient access to their medicines and support services, and to investing in the further development of medicines for patients with rare or underserved diseases.

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

With our May 2017 acquisition of River Vision, we added the late-stage rare disease biologic medicine candidate teprotumumab to our pipeline.  Teprotumumab, which successfully completed a Phase 2 clinical trial, targets the treatment of moderate-to-severe thyroid eye disease, a debilitating autoimmune condition that presents in patients with Graves’ disease.  Our strategy for teprotumumab is to support its continued clinical development and pursue regulatory approval.  The River Vision acquisition further demonstrates our commitment to rare disease medicines and expands and diversifies our rare disease medicine pipeline to support sustainable longer-term growth.  Our Phase 3 clinical trial evaluating teprotumumab for the treatment of moderate-to-severe active thyroid eye disease was initiated during the fourth quarter of 2017 and enrollment was completed in September 2018.  We anticipate that data from the trial will be available during the second quarter of 2019.

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

We market all of our medicines in the United States through our field sales force, which numbered approximately 420 representatives as of September 30, 2018.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2018 and 2017

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

	For the Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Net sales	$325,311	$271,646	$53,665
Cost of goods sold	99,011	125,517	(26,506)
Gross profit	226,300	146,129	80,171
Operating expenses:
Research and development	21,169	17,928	3,241
Selling, general and administrative	161,585	153,952	7,633
Impairment of long-lived assets	1,603	—	1,603
Gain on sale of assets	(12,303)	—	(12,303)
Total operating expenses	172,054	171,880	174
Operating income (loss)	54,246	(25,751)	79,997
Other expense, net:
Interest expense, net	(30,437)	(31,706)	1,269
Foreign exchange gain	35	275	(240)
Gain on divestiture	—	112	(112)
Other income, net	453	280	173
Total other expense, net	(29,949)	(31,039)	1,090
Income (loss) before (benefit) expense for income taxes	24,297	(56,790)	81,087
(Benefit) expense for income taxes	(1,733)	7,181	(8,914)
Net income (loss)	$26,030	$(63,971)	$90,001

Net sales.  Net sales increased $53.7 million, or 19.8%, to $325.3 million during the three months ended September 30, 2018, from $271.6 million during the three months ended September 30, 2017.  The increase in net sales during the three months ended September 30, 2018, was primarily due to higher net sales in our orphan and rheumatology segment.

The following table reflects net sales by medicine for the three months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,		Change	Change
	2018	2017	$	%
KRYSTEXXA	$70,246	$42,752	$27,494	64%
RAVICTI	60,444	50,972	9,472	19%
PROCYSBI	41,374	33,574	7,800	23%
ACTIMMUNE	25,831	29,175	(3,344)	(11)%
RAYOS	17,171	14,591	2,580	18%
BUPHENYL	4,351	3,650	701	19%
LODOTRA	355	744	(389)	(52)%
QUINSAIR	127	109	18	17%
Orphan and Rheumatology net sales	$219,899	$175,567	$44,332	25%

PENNSAID 2%	$51,487	$48,262	$3,225	7%
DUEXIS	34,196	31,619	2,577	8%
VIMOVO	18,638	15,056	3,582	24%
MIGERGOT	1,091	1,142	(51)	(4)%
Primary care net sales	$105,412	$96,079	$9,333	10%

Total net sales	$325,311	$271,646	$53,665	20%

Orphan and Rheumatology

KRYSTEXXA.  Net sales increased $27.5 million, or 64%, to $70.3 million during the three months ended September 30, 2018, from $42.8 million during the three months ended September 30, 2017.  Net sales increased by approximately $32.5 million resulting from volume growth, partially offset by a decrease of approximately $5.0 million due to lower net pricing.

RAVICTI.  Net sales increased $9.5 million, or 19%, to $60.5 million during the three months ended September 30, 2018, from $51.0 million during the three months ended September 30, 2017.  Net sales in the United States increased by approximately $10.3 million, which was composed of an increase of $5.4 million due to higher net pricing and approximately $4.9 million resulting from volume growth.  Net sales outside the United States decreased by approximately $0.8 million primarily due to lower sales volume.

PROCYSBI.  Net sales increased $7.8 million, or 23%, to $41.4 million during the three months ended September 30, 2018, from $33.6 million during the three months ended September 30, 2017.  Net sales in the United States increased by approximately $7.0 million, which was composed of an increase of $4.7 million due to higher net pricing and approximately $2.3 million resulting from volume growth.  Net sales outside the United States increased by approximately $0.8 million primarily due to higher sales volume.

ACTIMMUNE.  Net sales decreased $3.4 million, or 11%, to $25.8 million during the three months ended September 30, 2018, from $29.2 million during the three months ended September 30, 2017.  Net sales decreased by approximately $4.3 million resulting from lower volume, partially offset by an increase of approximately $0.9 million due to higher net pricing.

RAYOS.  Net sales increased $2.6 million, or 18%, to $17.2 million during the three months ended September 30, 2018, from $14.6 million during the three months ended September 30, 2017.  Net sales increased by approximately $2.0 million resulting from higher net pricing and approximately $0.6 million due to volume growth.

BUPHENYL.  Net sales increased $0.7 million, or 19%, to $4.4 million during the three months ended September 30, 2018, from $3.7 million during the three months ended September 30, 2017.  The increase in net sales was due to higher net pricing.

LODOTRA.  Net sales decreased $0.4 million, or 52%, to $0.3 million during the three months ended September 30, 2018, from $0.7 million during the three months ended September 30, 2017.  The decrease was the result of decreased medicine shipments to our European distribution partner, Mundipharma International Corporation Limited, or Mundipharma.  LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

QUINSAIR.  Net sales were $0.1 million during each of the three months ended September 30, 2018 and 2017.

Primary Care

PENNSAID 2%.  Net sales increased $3.2 million, or 7%, to $51.5 million during the three months ended September 30, 2018, from $48.3 million during the three months ended September 30, 2017.  Net sales increased by approximately $10.3 million resulting from higher net pricing, partially offset by a decrease of approximately $7.1 million due to lower volume.

DUEXIS.  Net sales increased $2.6 million, or 8%, to $34.2 million during the three months ended September 30, 2018, from $31.6 million during the three months ended September 30, 2017.  Net sales increased by approximately $5.6 million due to higher net pricing, partially offset by a decrease of approximately $3.0 million resulting from lower volume.

VIMOVO.  Net sales increased $3.6 million, or 24%, to $18.6 million during the three months ended September 30, 2018, from $15.0 million during the three months ended September 30, 2017.  Net sales increased by approximately $7.3 million due to higher net pricing, partially offset by a decrease of approximately $3.7 million resulting from lower volume.

MIGERGOT.  Net sales were $1.1 million during each of the three months ended September 30, 2018 and 2017.

The table below reconciles our gross to net sales for the three months ended September 30, 2018 and 2017 (in millions, except percentages):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$1,029.2	100.0%	$1,002.1	100.0%
Adjustments to gross sales:
Prompt pay discounts	(17.5)	(1.7)%	(19.9)	(2.0)%
Medicine returns	(6.8)	(0.7)%	(10.0)	(1.0)%
Co-pay and other patient assistance	(443.6)	(43.1)%	(449.2)	(44.8)%
Commercial rebates and wholesaler fees	(132.5)	(12.9)%	(168.4)	(16.8)%
Government rebates and chargebacks	(103.5)	(10.0)%	(83.0)	(8.3)%
Total adjustments	(703.9)	(68.4)%	(730.5)	(72.9)%
Net sales	$325.3	31.6%	$271.6	27.1%

During the three months ended September 30, 2018, commercial rebates and wholesaler fees, as a percentage of gross sales, decreased to 12.9% from 16.8% during the three months ended September 30, 2017, primarily as a result of a change in the mix of medicines sold and a change in the mix of distributors used in selling our medicines during the period.

Cost of Goods Sold.  Cost of goods sold decreased $26.5 million to $99.0 million during the three months ended September 30, 2018, from $125.5 million during the three months ended September 30, 2017.  As a percentage of net sales, cost of goods sold was 30.4% during the three months ended September 30, 2018, compared to 46.2% during the three months ended September 30, 2017.  The decrease in cost of goods sold was primarily attributable to a $21.1 million decrease in inventory step-up expense and a $5.4 million decrease in drug substance harmonization costs.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on our gross profit, gross margin percentage and net income (loss) for all affected periods, we disclose balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements.  The decrease in inventory step-up expense of $21.1 million recorded to cost of goods sold during the three months ended September 30, 2018, compared to the prior year period was due to KRYSTEXXA inventory step-up being fully expensed by March 31, 2018, resulting in no material inventory step-up expense being recorded during the three months ended September 30, 2018, compared to KRYSTEXXA inventory step-up expense of $21.1 million recorded during the three months ended September 30, 2017.

Research and Development Expenses.  Research and development expenses increased $3.3 million to $21.2 million during the three months ended September 30, 2018, from $17.9 million during the three months ended September 30, 2017.  The increase was primarily attributable to the costs associated with the development of teprotumumab.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $7.6 million to $161.6 million during the three months ended September 30, 2018, from $154.0 million during the three months ended September 30, 2017.  The increase was primarily attributable to an increase in marketing program costs relating to KRYSTEXXA.

Gain on sale of assets.  During the three months ended September 30, 2018, we completed the IMUKIN sale for cash proceeds of $9.5 million, with a potential additional contingent consideration payment and we recorded a gain of $12.3 million on the sale.

(Benefit) expense for Income Taxes.  During the three months ended September 30, 2018, we recorded a benefit for income taxes of $1.7 million compared to an expense for income taxes of $7.2 million during the three months ended September 30, 2017.  The benefit for income taxes recorded during the three months ended September 30, 2018, resulted primarily from increases in tax credits and a change in jurisdictional income mix during the quarter, partially offset by a revaluation of our U.S. net deferred tax liability as a result of state legislation changes enacted during the three months ended September 30, 2018.

Information by Segment

See Note 13, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total income (loss) before (benefit) expense for income taxes for the three months ended September 30, 2018 and 2017.

Orphan and Rheumatology

The following table reflects our orphan and rheumatology net sales and segment operating income for the three months ended September 30, 2018 and 2017 (in thousands, except percentages).

	For the Three Months Ended September 30,
	2018	2017	Change	% Change
Net sales	$219,899	$175,567	$44,332	25%
Segment operating income	91,537	65,561	25,976	40%

The increase in orphan and rheumatology net sales during the three months ended September 30, 2018 is described in the Consolidated Results section above.

Segment operating income. Orphan and rheumatology segment operating income increased $26.0 million to $91.5 million during the three months ended September 30, 2018, from $65.5 million during the three months ended September 30, 2017.  The increase was primarily attributable to an increase in net sales of $44.3 million as described above, partially offset by increased marketing program costs related to KRYSTEXXA and research and development costs.

Primary Care

The following table reflects our primary care net sales and segment operating income for the three months ended September 30, 2018 and 2017 (in thousands, except percentages).

	For the Three Months Ended September 30,
	2018	2017	Change	% Change
Net sales	$105,412	$96,079	$9,333	10%
Segment operating income	57,984	42,212	15,772	37%

The increase in primary care net sales during the three months ended September 30, 2018 is described in the Consolidated Results section above.

Segment operating income. Primary care segment operating income increased $15.8 million to $58.0 million during the three months ended September 30, 2018, from $42.2 million during the three months ended September 30, 2017.  The increase was primarily attributable to an increase in net sales of $9.3 million as described above and a decrease in selling, general and administrative expenses of $6.3 million.

Comparison of Nine Months Ended September 30, 2018 and 2017

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

	For the Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Net sales	$852,027	$782,012	$70,015
Cost of goods sold	315,185	394,783	(79,598)
Gross profit	536,842	387,229	149,613
Operating expenses:
Research and development	63,079	194,090	(131,011)
Selling, general and administrative	517,858	487,670	30,188
Impairment of long-lived assets	39,455	22,270	17,185
Gain on sale of assets	(12,303)	—	(12,303)
Total operating expenses	608,089	704,030	(95,941)
Operating loss	(71,247)	(316,801)	245,554
Other expense, net:
Interest expense, net	(91,921)	(95,297)	3,376
Foreign exchange (loss) gain	(81)	167	(248)
Gain on divestiture	—	5,968	(5,968)
Loss on debt extinguishment	—	(533)	533
Other income, net	978	280	698
Total other expense, net	(91,024)	(89,415)	(1,609)
Loss before (benefit) expense for income taxes	(162,271)	(406,216)	243,945
Expense (benefit) for income taxes	1,863	(42,138)	44,001
Net loss	$(164,134)	$(364,078)	$199,944

Net sales.  Net sales increased $70.0 million, or 9.0%, to $852.0 million during the nine months ended September 30, 2018, from $782.0 million during the nine months ended September 30, 2017.  The increase in net sales during the nine months ended September 30, 2018, was due to higher net sales in our orphan and rheumatology segment, partially offset by lower net sales in our primary care segment.

         The following table reflects net sales by medicine for the nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Nine Months Ended September 30,		Change	Change
	2018	2017	$	%
KRYSTEXXA	$175,572	$112,667	$62,905	56%
RAVICTI	166,495	142,086	24,409	17%
PROCYSBI	114,740	104,533	10,207	10%
ACTIMMUNE	78,071	84,196	(6,125)	(7%)
RAYOS	41,313	36,492	4,821	13%
BUPHENYL	15,337	16,205	(868)	(5%)
LODOTRA	2,005	3,417	(1,412)	(41%)
QUINSAIR	346	3,307	(2,961)	(90%)
Orphan and Rheumatology segment net sales	$593,879	$502,903	$90,976	18%

PENNSAID 2%	125,900	141,094	(15,194)	(11%)
DUEXIS	80,601	92,951	(12,350)	(13%)
VIMOVO	48,873	41,069	7,804	19%
MIGERGOT	2,774	3,995	(1,221)	(31%)
Primary care segment net sales	$258,148	$279,109	$(20,961)	(8%)

Total net sales	$852,027	$782,012	$70,015	9%

Orphan and Rheumatology

KRYSTEXXA.  Net sales increased $62.9 million, or 56%, to $175.6 million during the nine months ended September 30, 2018, from $112.7 million during the nine months ended September 30, 2017.  Net sales increased by approximately $68.6 million resulting from volume growth, partially offset by a decrease of approximately $5.7 million due to lower net pricing.

RAVICTI.  Net sales increased $24.4 million, or 17%, to $166.5 million during the nine months ended September 30, 2018, from $142.1 million during the nine months ended September 30, 2017.  Net sales in the United States increased by approximately $23.7 million, which was composed of an increase of approximately $19.2 million due to higher net pricing and an increase of approximately $4.5 million resulting from volume growth.  Net sales outside the United States increased by approximately $0.7 million primarily due to higher sales volume.

PROCYSBI.  Net sales increased $10.2 million, or 10%, to $114.7 million during the nine months ended September 30, 2018, from $104.5 million during the nine months ended September 30, 2017.  Net sales in the United States increased by approximately $15.5 million, which was composed of an increase of approximately $12.3 million due to higher net pricing and approximately $3.2 million resulting from volume growth.  Net sales outside the United States decreased by approximately $5.3 million primarily as a result of the Chiesi divestiture in June 2017.

ACTIMMUNE.  Net sales decreased $6.1 million, or 7%, to $78.1 million during the nine months ended September 30, 2018, from $84.2 million during the nine months ended September 30, 2017.  Net sales decreased by approximately $11.3 million resulting from lower volume, partially offset by an increase of approximately $5.2 million due to higher net pricing.

RAYOS.  Net sales increased $4.8 million, or 13%, to $41.3 million during the nine months ended September 30, 2018, from $36.5 million during the nine months ended September 30, 2017.  Net sales increased by approximately $6.6 million resulting from volume growth, partially offset by a decrease of approximately $1.8 million due to lower net pricing.

BUPHENYL.  Net sales decreased $0.9 million, or 5%, to $15.3 million during the nine months ended September 30, 2018, from $16.2 million during the nine months ended September 30, 2017.  Net sales decreased by approximately $2.6 million resulting from lower volume, partially offset by an increase of approximately $1.7 million due to higher net pricing.

LODOTRA.  Net sales decreased $1.4 million, or 41%, to $2.0 million during the nine months ended September 30, 2018, from $3.4 million during the nine months ended September 30, 2017.  The decrease was the result of decreased medicine shipments to our European distribution partner, Mundipharma.  LODOTRA shipments to Mundipharma are not linear or directly tied to Mundipharma’s in-market sales and can therefore fluctuate significantly from quarter to quarter.

QUINSAIR.  Net sales decreased $3.0 million, or 90%, to $0.3 million during the nine months ended September 30, 2018, from $3.3 million during the nine months ended September 30, 2017.  Net sales decreased by approximately $3.0 million primarily resulting from lower volume following the Chiesi divestiture in June 2017.

Primary Care

PENNSAID 2%.  Net sales decreased $15.2 million, or 11%, to $125.9 million during the nine months ended September 30, 2018, from $141.1 million during the nine months ended September 30, 2017.  Net sales decreased by approximately $11.1 million due to lower volume and approximately $4.1 million resulting from lower net pricing.

DUEXIS.  Net sales decreased $12.4 million, or 13%, to $80.6 million during the nine months ended September 30, 2018, from $93.0 million during the nine months ended September 30, 2017.  Net sales decreased by approximately $7.0 million due to lower net pricing and approximately $5.4 million resulting from lower volume.

VIMOVO.  Net sales increased $7.8 million, or 19%, to $48.9 million during the nine months ended September 30, 2018, from $41.1 million during the nine months ended September 30, 2017.  Net sales increased by approximately $17.4 million due to higher net pricing, partially offset by a decrease of approximately $9.6 million resulting from lower volume.

MIGERGOT.  Net sales decreased $1.2 million, or 31%, to $2.8 million during the nine months ended September 30, 2018, from $4.0 million during the nine months ended September 30, 2017.  Net sales decreased by approximately $1.0 million resulting from lower volume and approximately $0.2 million due to lower net pricing.

The table below reconciles our gross to net sales for the nine months ended September 30, 2018 and 2017 (in millions, except percentages):

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$3,111.4	100.0%	$3,002.4	100.0%
Adjustments to gross sales:
Prompt pay discounts	(55.3)	(1.8)%	(59.7)	(2.0)%
Medicine returns	(22.1)	(0.7)%	(35.8)	(1.2)%
Co-pay and other patient assistance	(1,470.4)	(47.3)%	(1,406.6)	(46.9)%
Commercial rebates and wholesaler fees	(433.1)	(13.9)%	(477.7)	(15.9)%
Government rebates and chargebacks	(278.5)	(8.9)%	(240.6)	(8.0)%
Total adjustments	(2,259.4)	(72.6)%	(2,220.4)	(74.0)%
Net sales	$852.0	27.4%	$782.0	26.0%

During the nine months ended September 30, 2018, commercial rebates and wholesaler fees, as a percentage of gross sales, decreased to 13.9% from 15.9% during the nine months ended September 30, 2017, primarily as a result of a change in the mix of medicines sold and a change in the mix of distributors used in selling our medicines during the period.

Cost of Goods Sold.  Cost of goods sold decreased $79.6 million to $315.2 million during the nine months ended September 30, 2018, from $394.8 million during the nine months ended September 30, 2017.  As a percentage of net sales, cost of goods sold was 37.0% during the nine months ended September 30, 2018, compared to 50.5% during the nine months ended September 30, 2017.  The decrease in cost of goods sold was primarily attributable to a $78.4 million decrease in inventory step-up expense.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on our gross profit, gross margin percentage and net income (loss) for all affected periods, we disclose balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements.  The decrease in inventory step-up expense of $78.4 million recorded to cost of goods sold during the nine months ended September 30, 2018, compared to the prior year period primarily due to KRYSTEXXA inventory step-up expense of $17.0 million recorded during the nine months ended September 30, 2018, compared to KRYSTEXXA inventory step-up expense of $54.9 million and PROCYSBI and QUINSAIR inventory step-up expense of $40.8 million recorded during the nine months ended September 30, 2017.  KRYSTEXXA inventory step-up was fully expensed by March 31, 2018.

Research and Development Expenses.  Research and development expenses decreased $131.0 million to $63.1 million during the nine months ended September 30, 2018, from $194.1 million during the nine months ended September 30, 2017.  The decrease was primarily attributable to $147.7 million recorded related to the acquisition of River Vision during the nine months ended September 30, 2017.  Pursuant to ASC 805 (as amended by ASU No. 2017-01), we accounted for the River Vision acquisition as the purchase of an in-process research and development asset and, pursuant to ASC 730, recorded the purchase as a research and development expense during the nine months ended September 30, 2017.  Excluding the costs attributable to the acquisition of River Vision, research and development expenses increased by $16.7 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to the costs associated with the development of teprotumumab.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $30.2 million to $517.9 million during the nine months ended September 30, 2018, from $487.7 million during the nine months ended September 30, 2017.  The increase was primarily attributable to a $17.0 million increase in employee costs, primarily as a result of the expansion of our KRYSTEXXA sales force during the second half of 2017, an increase of $7.2 million in marketing program costs relating to KRYSTEXXA and an increase of $5.7 million in contribution costs.

Impairment of Long-Lived Assets. During the nine months ended September 30, 2018, we recorded an impairment of $37.9 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a Patented Medicine Prices Review Board, or PMPRB, review. Impairment of long-lived assets of $22.3 million during the nine months ended September 30, 2017, represents the impairment of a non-current asset recorded following payment to Boehringer Ingelheim International for the acquisition of certain rights to interferon gamma-1b. This was previously included within “selling, general and administrative” expenses.  On July 24, 2018, we sold the rights to interferon gamma-1b in all territories outside the United States, Canada and Japan to Clinigen for an upfront payment and a potential additional contingent consideration payment and we recorded a gain of $12.3 million in “gain on sale of assets” as further described in the next paragraph.

Gain on sale of assets. During the nine months ended September 30, 2018, we completed the IMUKIN sale for cash proceeds of $9.5 million, with a potential additional contingent consideration payment and we recorded a gain of $12.3 million on the sale.

Interest Expense, Net.  Interest expense, net, decreased $3.4 million to $91.9 million during the nine months ended September 30, 2018, from $95.3 million during the nine months ended September 30, 2017.  The decrease in net expense was primarily due to an increase in interest income of $5.8 million.

Gain on Divestiture. During the nine months ended September 30, 2017, we completed the Chiesi divestiture for an upfront payment of $72.2 million, including $3.1 million of cash divested, with additional potential milestone payments based on sales thresholds and we recorded a gain of $5.9 million on the divestiture.

Expense (Benefit) for Income Taxes.  During the nine months ended September 30, 2018, we recorded an expense for income taxes of $1.9 million compared to a benefit for income taxes of $42.1 million during the nine months ended September 30, 2017.  The expense for income taxes during the nine months ended September 30, 2018, resulted primarily from an intra-company transfer of assets, a write-off of deferred tax assets related to previously recognized share-based compensation expense for performance stock units, or PSUs, that expired unvested during March and June 2018 and a revaluation of our U.S. net deferred tax liability as a result of state legislation changes passed during the period.  The expense is partially offset by the reinstatement of the deferred tax asset related to our U.S. interest expense carryforwards under U.S. H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act and a change in jurisdictional mix during the quarter.

In relation to our outstanding PSUs at December 31, 2017, as our share price was lower than $32.70 for the twenty trading days ended March 22, 2018, and lower than $33.86 for the twenty trading days ended June 22, 2018, approximately $10.3 million and $10.2 million, respectively, of deferred tax assets at December 31, 2017, related to previously recognized share-based compensation expense was charged to income tax expense during the nine months ended September 30, 2018.

Information by Segment

See Note 13, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total income (loss) before (benefit) expense for income taxes for the nine months ended September 30, 2018 and 2017.

Orphan and Rheumatology

The following table reflects our orphan and rheumatology net sales and segment operating income for the nine months ended September 30, 2018 and 2017 (in thousands, except percentages).

	For the Nine Months Ended September 30,
	2018	2017	Change	% Change
Net sales	$593,879	$502,903	$90,976	18%
Segment operating income	205,249	179,947	25,302	14%

The increase in orphan and rheumatology net sales during the nine months ended September 30, 2018 is described in the Consolidated Results section above.

Segment operating income. Orphan and rheumatology segment operating income increased $25.3 million to $205.2 million during the nine months ended September 30, 2018, from $179.9 million during the nine months ended September 30, 2017.  The increase was primarily attributable to an increase in net sales of $91.0 million as described above, partially offset by an increase in selling, general and administrative expenses of $45.1 million primarily as a result of the expansion of our KRYSTEXXA sales force during the second half of 2017 and an increase in research and development expenses of $14.1 million primarily due to costs associated with the development of teprotumumab.

Primary Care

The following table reflects our primary care net sales and segment operating income for the nine months ended September 30, 2018 and 2017 (in thousands, except percentages).

	For the Nine Months Ended September 30,
	2018	2017	Change	% Change
Net sales	$258,148	$279,109	$(20,961)	(8%)
Segment operating income	94,294	107,253	(12,959)	(12%)

The decrease in primary care net sales during the nine months ended September 30, 2018, is described in the Consolidated Results section above.

Segment operating income. Primary care segment operating income decreased $13.0 million to $94.3 million during the nine months ended September 30, 2018, from $107.3 million during the nine months ended September 30, 2017.  The decrease was primarily attributable to a decrease in net sales of $21.0 million as described above, partially offset by $8.2 million decrease in selling, general and administrative expenses.

NON-GAAP FINANCIAL MEASURES

EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures.  These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability.  Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, gain on sale of assets, gain on divestiture, upfront and milestone payments related to license agreements, drug substance harmonization costs, fees related to term loan refinancing, restructuring and realignment costs, litigation settlements and charges related to discontinuation of the Friedreich’s ataxia program, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, remeasurement of royalties for medicines acquired through business combinations, royalty accretion, non-cash interest expense, long-lived assets impairment charges and other non-cash adjustments.  Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred.  We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures.  We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance.  The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods.  In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance.  For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements.  These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net income (loss) to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP net income (loss)	$26,030	$(63,971)	$(164,134)	$(364,078)
Depreciation	1,523	1,476	4,627	5,037
Amortization, accretion and step-up:
Intangible amortization expense	67,725	68,666	202,069	208,118
Accretion of royalty liabilities	14,945	12,720	44,460	38,415
Amortization of deferred revenue	—	(225)	—	(636)
Inventory step-up expense	83	21,170	17,212	95,659
Interest expense, net (including amortization of debt discount and deferred financing costs)	30,437	31,706	91,921	95,297
(Benefit) expense for income taxes	(1,733)	7,181	1,863	(42,138)
EBITDA	139,010	78,723	198,018	35,674
Other non-GAAP adjustments:
Acquisition/divestiture-related costs	425	5,561	6,185	168,985
Restructuring and realignment costs	4,582	(290)	14,889	4,903
Litigation settlements	1,500	—	5,750	—
Impairment of long-lived assets (1)	1,603	—	39,455	22,270
Remeasurement of royalties for medicines acquired through business combinations	—	—	(2,151)	(2,944)
Share-based compensation	28,428	31,698	86,981	87,935
Charges related to discontinuation of Friedreich’s ataxia program	254	(1,116)	1,476	(4,219)
Drug substance harmonization costs	301	5,654	1,579	10,698
Upfront and milestones payments related to license agreements	(100)	—	(10)	—
Fees related to term loan refinancings	40	16	82	4,114
Loss on debt extinguishment	—	—	—	533
Gain on sale of assets	(12,303)	—	(12,303)	—
Gain on divestiture	—	(112)	—	(5,968)
Royalties for medicines acquired through business combinations	(13,831)	(12,031)	(39,611)	(34,970)
Total of other non-GAAP adjustments	10,899	29,380	102,322	251,337
Adjusted EBITDA	$149,909	$108,103	$300,340	$287,011

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP net income (loss)	$26,030	$(63,971)	$(164,134)	$(364,078)
Non-GAAP adjustments:
Acquisition/divestiture-related costs	425	5,561	6,185	168,985
Restructuring and realignment costs	4,582	(290)	14,889	4,903
Litigation settlements	1,500	—	5,750	—
Amortization, accretion and step-up:
Intangible amortization expense	67,725	68,666	202,069	208,118
Accretion of royalty liabilities	14,945	12,720	44,460	38,415
Amortization of debt discount and deferred financing costs	5,694	5,234	16,880	15,863
Inventory step-up expense	83	21,170	17,212	95,659
Impairment of long-lived assets (1)	1,603	—	39,455	22,270
Remeasurement of royalties for medicines acquired through business combinations	—	—	(2,151)	(2,944)
Share-based compensation	28,428	31,698	86,981	87,935
Depreciation	1,523	1,476	4,627	5,037
Gain on sale of assets	(12,303)	—	(12,303)	—
Gain on divestiture	—	(112)	—	(5,968)
Charges relating to discontinuation of Friedreich's ataxia program	254	(1,116)	1,476	(4,219)
Drug substance harmonization costs	301	5,654	1,579	10,698
Upfront and milestone payments related to license agreements	(100)	—	(10)	—
Fees related to term loan refinancings	40	16	82	4,114
Loss on debt extinguishment	—	—	—	533
Royalties for medicines acquired through business combinations	(13,831)	(12,031)	(39,611)	(34,970)
Total of pre-tax non-GAAP adjustments	100,869	138,646	387,570	614,429
Income tax effect of pre-tax non-GAAP adjustments (2)	(14,332)	(31,548)	10,336	(103,923)
Other non-GAAP income tax adjustments (3)	—	—	(35,893)	—
Total non-GAAP adjustments	86,537	107,098	362,013	510,506
Non-GAAP Net Income	$112,567	$43,127	$197,879	$146,428
Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	167,047,104	163,447,208	166,018,603	162,810,551

Non-GAAP Earnings Per Share – Basic
GAAP earnings (loss) per share – Basic	$0.16	$(0.39)	$(0.99)	$(2.24)
Non-GAAP adjustments	0.51	0.65	2.18	3.14
Non-GAAP earnings per share – Basic	$0.67	$0.26	$1.19	$0.90

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	167,047,104	163,447,208	166,018,603	162,810,551
Ordinary share equivalents	5,438,653	2,346,684	4,621,407	2,510,909
Weighted average ordinary shares – Diluted	172,485,757	165,793,892	170,640,010	165,321,460

Non-GAAP Earnings Per Share – Diluted
GAAP earnings (loss) per share – Diluted	$0.15	$(0.39)	$(0.99)	$(2.24)
Non-GAAP adjustments	0.50	0.65	2.18	3.14
Diluted earnings per share effect of ordinary share equivalents	—	—	(0.03)	(0.01)
Non-GAAP earnings per share – Diluted	$0.65	$0.26	$1.16	$0.89

(1)

Impairment of long-lived assets during the nine months ended September 30, 2018, primarily relates to the recording of an impairment of $37.9 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a PMPRB review.

Impairment of long-lived assets during the nine months ended September 30, 2017, relates to the impairment of a non-current asset recorded following payment to Boehringer Ingelheim International for the acquisition of rights to interferon gamma-1b in all territories outside the United States, Canada and Japan.  This was previously presented in the “charges relating to discontinuation of Friedreich’s ataxia program” line item in the reconciliation of GAAP to non-GAAP measures during the year ended December 31, 2017.  On July 24, 2018, we sold the rights to interferon gamma-1b in all territories outside the United States, Canada and Japan to Clinigen for an upfront payment and a potential additional contingent consideration payment.

(2)	Adjustment to the GAAP tax benefit for the estimated tax impact of each non-GAAP adjustment is based on the statutory tax rate of the applicable jurisdictions for each non-GAAP adjustment.
(3)

Other non-GAAP income tax adjustments during the nine months ended September 30, 2018, reflect a measurement period adjustment relating to Notice 2018-28 that was issued by the U.S. Treasury Department and the U.S. Internal Revenue Service in April 2018, or the notice.  In accordance with the measurement period provisions under Staff Accounting Bulletin No. 118, or SAB 118, and the guidance in the notice we reinstated the deferred tax asset related to our U.S. interest expense carryforwards under Section 163(j) of the Internal Revenue Code, as amended, based on the new U.S. federal tax rate of 21 percent.  The impact of the deferred tax asset reinstatement in accordance with SAB 118 was a $35.9 million increase to our benefit for income taxes and a corresponding decrease to the U.S. group net deferred tax liability position.  See Note 20, Income Taxes, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of September 30, 2018, we had an accumulated deficit of $1,414.9 million.  We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines but we believe these cost increases will be more than offset by higher net sales and gross profits.  Additionally, we expect that our research and development costs will increase as we acquire more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years.  As of September 30, 2018, we had $807.0 million in cash and cash equivalents and total debt with a book value of $1,890.8 million and face value of $1,993.0 million.  We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next twelve months from the issuance of these financial statements.  Part of our strategy is to expand and leverage our commercial capabilities and to develop a pipeline of rare disease medicine candidates by researching, developing and commercializing innovative medicines that address unmet treatment needs for rare and rheumatic diseases.  To the extent we enter into transactions to acquire medicines or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings, or through the use of cash on hand.

On October 19, 2018, Horizon Pharma, Inc., or HPI, our wholly owned subsidiary, and Horizon Pharma USA, Inc., our wholly owned subsidiary, and together with HPI in such capacity, the Borrowers, borrowed approximately $818.0 million aggregate principal amount of loans, or the October 2018 Refinancing Loans, pursuant to an amendment to our Credit Agreement.  The Borrowers used the proceeds of the October 2018 Refinancing Loans to repay the outstanding amounts under our prior term loans, which totaled approximately $818.0 million. For a description of our debt agreements, see Note 15, Debt Agreements, and Note 21, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

In addition, the indentures governing our $300.0 million aggregate principal amount of 8.750% Senior Notes due 2024 and $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023 and our Credit Agreement impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales or merger transactions, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries; and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

During the nine months ended September 30, 2018, we issued an aggregate of 3.1 million of our ordinary shares in connection with stock option exercises, the vesting of restricted stock units and employee stock program purchases and we made net payments of $1.6 million in relation to these programs.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows as of and for the nine months ended September 30, 2018 and 2017 (in thousands):

	2018	2017
Cash, cash equivalents and restricted cash	$813,446	$631,490
Cash provided by (used in):
Operating activities	85,835	141,080
Investing activities	(3,457)	(103,774)
Financing activities	(26,141)	73,668

Operating Cash Flows

During the nine months ended September 30, 2018, net cash provided by operating activities of $85.8 million was primarily attributable to cash collections from net sales.  Cash provided by operating activities was negatively impacted during the nine months ended September 30, 2018, by significant payments made related to patient assistance costs and commercial rebates for our primary care medicines during the first quarter of 2018, by cash payments of $67.1 million for interest on outstanding debt and $40.4 million for income taxes.

During the nine months ended September 30, 2017, net cash provided by operating activities of $141.1 million was primarily attributable to cash collections from net sales and a significant one-time working capital benefit resulting from new rebate agreements entered into by us that became effective on January 1, 2017.  In addition, cash provided by operating activities was negatively impacted by cash payments of $74.4 million for interest on outstanding debt and $32.5 million paid in relation to a litigation settlement with Express Scripts, Inc.

Investing Cash Flows

During the nine months ended September 30, 2018, net cash used in investing activities of $3.5 million was primarily attributable to the $12.0 million upfront amount paid to MedImmune LLC to license HZN-003 (formerly MEDI4945), partially offset by $9.4 million cash proceeds received from the IMUKIN sale.

Net cash used in investing activities during the nine months ended September 30, 2017, was primarily attributable to $145.6 million of payments for the acquisition of River Vision, net of cash acquired, and $22.3 million relating to the payment for certain rights for interferon gamma-1b.  This was partially offset by $69.1 million in proceeds received from the Chiesi divestiture, net of cash divested.

Financing Cash Flows

During the nine months ended September 30, 2018, net cash used in financing activities of $26.1 million was primarily attributable to the repayment of term loans of $27.7 million.

Net cash provided by financing activities during the nine months ended September 30, 2017, was primarily attributable to the net proceeds of $847.8 million from term loans, offset in part by repayment of term loans of $774.9 million.

Financial Condition as of September 30, 2018 compared to December 31, 2017

Inventories, net.  Inventories, net, decreased $8.6 million, from $61.7 million as of December 31, 2017 to $53.1 million as of September 30, 2018.  The decrease was primarily due to $17.0 million of inventory step-up expense recorded during the nine months ended September 30, 2018, related to KRYSTEXXA, partially offset by an increase in medicine inventory levels.

Prepaid expenses and other current assets.  Prepaid expenses and other current assets increased $38.1 million, from $43.4 million as of December 31, 2017 to $81.5 million as of September 30, 2018.  The increase was primarily due to an increase in prepaid income taxes of $21.9 million and an increase in deferred charges on intra-company profit of $15.5 million.

Developed technology, net.  Developed technology, net, decreased $239.3 million, from $2,443.9 million as of December 31, 2017 to $2,204.6 million as of September 30, 2018.  The decrease was due to the amortization of developed technology of $201.4 million during the nine months ended September 30, 2018, and the recording of an impairment of $37.9 million during the nine months ended September 30, 2018, to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a PMPRB review.

Long-term debt - current portion.  Long-term debt - current portion, decreased $10.6 million from $10.6 million as of December 31, 2017 to zero as of September 30, 2018. Following the mandatory prepayment of $23.5 million under our term loan facility on June 21, 2018, we were not required to pay any further quarterly installments under our term loan facility until June 30, 2020.  See Note 21, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for details of our October 2018 Refinancing Loans.

Accrued trade discounts and rebates.  Accrued trade discounts and rebates decreased $142.1 million, from $501.8 million as of December 31, 2017 to $359.7 million as of September 30, 2018.  This was primarily due to a $106.8 million decrease in accrued co-pay and other patient assistance costs and a $49.0 million decrease in accrued commercial rebates and wholesaler fees, partially offset by a $13.7 million increase in accrued government rebates and chargebacks.

Long-term debt, net of current.  Long-term debt, net of current, decreased $13.4 million, from $1,576.6 million as of December 31, 2017 to $1,563.2 million as of September 30, 2018.  The decrease was primarily related to the mandatory prepayment of $23.5 million on June 21, 2018, under our term loan facility, of which $17.1 million had been included in long-term debt, net of current, at December 31, 2017.  See Note 21, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for details of our October 2018 Refinancing Loans.

Deferred revenues, net of current.  Deferred revenues, net of current, decreased $9.7 million, from $9.7 million as of December 31, 2017 to zero as of September 30, 2018.  Upon adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU No. 2014-09, on January 1, 2018, we reclassified $9.7 million of deferred revenues, net of current, directly to retained earnings.

Contractual Obligations

During the nine months ended September 30, 2018, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

See Note 21, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for details of our October 2018 Refinancing Loans.  In addition, during October 2018, we entered into an amended and restated office lease agreement, which agreement extends the existing lease on our U.S. office located in Lake Forest, Illinois from March 31, 2024 to March 31, 2031.

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

During the nine months ended September 30, 2018, other than the adoption of ASU No. 2014-09 and the resulting changes to our revenue recognition critical accounting policy and the addition of our accounting policy related to segment reporting, there have been no significant changes in our application of our critical accounting policies.

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

Interest Rate Risk.  We are subject to interest rate fluctuation exposure through our borrowings under the Credit Agreement and our investment in money market accounts which bear a variable interest rate.  Loans under the Credit Agreement bear interest, at our option, at a rate equal to either the London Inter-Bank Offer Rate, or LIBOR, rate, plus an applicable margin of 3.00% per annum (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.25%.  The adjusted base rate is defined as the greater of (a) LIBOR (using one-month interest period) plus 1%, (b) prime rate, (c) fed funds plus 0.5% and (d) 2%.  Our approximately $818.0 million of loans under our October 2018 Refinancing Loans are based on LIBOR.  The current one-month LIBOR rate is 2.31%, and as a result, the interest rate on our borrowings is currently 5.31% per annum.

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

Credit Risk.  Historically, our accounts receivable balances have been highly concentrated with a select number of customers consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of September 30, 2018 and December 31, 2017, our top four customers accounted for approximately 82% and 74%, respectively, of our total outstanding accounts receivable balances, after the reclassification adjustments as described in Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  During the quarter ended September 30, 2018, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With respect to RAVICTI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI and to encourage patients and physicians to continue RAVICTI therapy once initiated.  With respect to PROCYSBI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation immediate-release cysteamine therapy to PROCYSBI, to identify additional patients with nephropathic cystinosis and to encourage patients and physicians to continue therapy once initiated.  With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to access a wider patient population and encourage patients and physicians to continue treatment once initiated.  Unless QUINSAIR is approved for marketing in additional countries, our ability to drive growth of this medicine will largely depend on expanding its use in Canada.  With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales, marketing and clinical strategies, which could expand the patient population and usage of KRYSTEXXA.  This includes our marketing efforts in nephrology and life cycle management and our studies designed to improve the response rate to KRYSTEXXA.  With respect to each of BUPHENYL, RAYOS/LODOTRA, PENNSAID 2% w/w, or PENNSAID 2%, DUEXIS and VIMOVO, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers.  With respect to DUEXIS and VIMOVO, studies indicate that physicians do not commonly co-prescribe gastrointestinal, or GI, protective agents to high-risk patients taking nonsteroidal anti-inflammatory drugs, or NSAIDs.  We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs regarding the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions.  If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS and VIMOVO will be limited.  Some physicians may also be reluctant to prescribe DUEXIS or VIMOVO due to the inability to vary the dose of ibuprofen and naproxen, respectively, or if they believe treatment with NSAIDs or GI protective agents other than those contained in DUEXIS and VIMOVO, including those of its competitors, would be more effective for their patients.  If our current medicines or any other medicine that we may seek approval for, or acquire, fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

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

With respect to our primary care medicines, PENNSAID 2%, DUEXIS, and VIMOVO, our strategy has included entering into rebate agreements with pharmacy benefit managers, or PBMs, for certain of our primary care medicines where we believe the rebates and costs justify expanded formulary access for patients and ensuring patient access to these drugs when prescribed through our HorizonCares program.  However, we cannot guarantee that we will be able to secure additional rebate agreements on commercially reasonable terms, that expected volume growth will sufficiently offset the rebates and fees paid to PBMs or that our existing agreements with PBMs will have the intended impact on formulary access.  In addition, as the terms of our existing agreements with PBMs expire, we may not be able to renew the agreements on commercially favorable terms, or at all.  For each of our primary care medicines, we expect that our commercial success will depend on our sales and marketing efforts in the United States, reimbursement decisions by commercial payers, the expense we incur through our patient assistance program for fully bought down contracts and the rebates we pay to PBMs, as well as the impact of numerous efforts at federal, state and local levels to further reduce reimbursement and net pricing of primary care medicines.

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

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biopharmaceutical company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights.  We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights.  In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities.  As of September 30, 2018, we had approximately 420 sales representatives in the field, consisting of approximately 25 orphan disease sales representatives, 140 rheumatology sales specialists and 255 primary care sales representatives.  During the second quarter of 2017, we effected a workforce reduction in the primary care business unit.  We cannot be certain that we will be able to adequately market our primary care medicines following the reduction in our sales force or that we will be able to continue retaining the current members of our primary care sales force.  We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming.  We also cannot be certain that we will be able to continue to successfully develop this capability.

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

If we cannot successfully implement our patient access programs or increase formulary access and reimbursement for our medicines in the face of increasing pressure to reduce the price of medications, the adoption of our medicines by physicians, patients and payers may decline.*

There continues to be immense pressure from healthcare payers, PBMs and others to use less expensive or generic medicines or over-the-counter brands instead of certain branded medicines.  For example, some of the largest PBMs previously placed DUEXIS and VIMOVO on their formulary exclusion lists.  Additional healthcare plans, including those that contract with these PBMs but use different formularies, may also choose to exclude our medicines from their formularies or restrict coverage to situations where a generic or over-the-counter medicine has been tried first.  Many payers and PBMs also require patients to make co-payments for branded medicines, including many of our medicines, in order to incentivize the use of generic or other lower-priced alternatives instead.  Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispenses an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician.  Because our medicines (other than BUPHENYL) do not currently have FDA-approved generic equivalents in the United States, we do not believe our medicines should be subject to mandatory generic substitution laws.  However, we understand that some pharmacies may attempt to obtain physician authorization to switch prescriptions for DUEXIS or VIMOVO to prescriptions for multiple generic medicines with similar active pharmaceutical ingredients, or APIs, to ensure payment for the medicine if the physician’s prescription for the branded medicine is not immediately covered by the payer, despite such substitution being off-label in the case of DUEXIS and VIMOVO.  If these limitations in coverage and other incentives result in patients refusing to fill prescriptions or being dissatisfied with the out-of-pocket costs of their medications, or if pharmacies otherwise seek and receive physician authorization to switch prescriptions, not only would we lose sales on prescriptions that are ultimately not filled, but physicians may be dissuaded from writing prescriptions for our medicines in the first place in order to avoid potential patient non-compliance or dissatisfaction over medication costs, or to avoid spending the time and effort of responding to pharmacy requests to switch prescriptions.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality.  For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program.  On January 30, 2017, the White House Office of Management and Budget withdrew the draft August 2015 Omnibus Guidance document that was issued by the Department of Health and Human Services, or HHS, Health Resources and Services Administration, or HRSA, that addressed a broad range of topics including, among other items, the definition of a patient’s eligibility for 340B drug pricing.  However, as concerns continue to grow over the need for tighter oversight, there remains the possibility that HRSA or another agency under the HHS will propose a similar regulation or that Congress will explore changes to the 340B program through legislation.  For example, a bill was recently introduced that would require hospitals to report their low-income utilization of the program.  Further, the Centers for Medicare & Medicaid Services issued a final rule that would revise the Medicare hospital outpatient prospective payment system for calendar year 2018, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients at the hospital setting and recently announced the same change for physician-based practices under 340B in 2019.  In addition, HHS has proposed January 1, 2019, for implementation of the final rule setting forth the calculation of the ceiling price and application of civil monetary penalties under the 340B program.  A material portion of KRYSEXXA prescriptions (approximately twenty to twenty-five percent) are written by healthcare providers that are eligible for 340B drug pricing and therefore any reduction in 340B pricing, whether in the form of the final rule or otherwise, or an expansion of healthcare providers eligible for 340B drug pricing, would likely have a negative impact on our net sales from KRYSTEXXA.

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

We have experienced growth and expanded the size of our organization substantially in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity.  As of September 30, 2018, we employed approximately 990 full-time employees, including approximately 420 sales representatives, representing a substantial change to the size of our organization.  We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives.  Our management, personnel, systems and facilities currently in place may not be adequate to support this recent and anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

We have also entered into settlement and license agreements that may allow certain of our competitors to sell generic versions of certain of our medicines in the United States, subject to the terms of such agreements.  We granted (i) a non-exclusive license (that is only royalty-bearing in some circumstances) to manufacture and commercialize a generic version of DUEXIS in the United States after January 1, 2023, (ii) non-exclusive licenses to manufacture and commercialize generic versions of PENNSAID 2% in the United States after January 10, 2029, (iii) a non-exclusive license to manufacture and commercialize a generic version of RAYOS tablets in the United States after December 23, 2022, and (iv) non-exclusive licenses to manufacture and commercialize generic versions of RAVICTI in the United States after July 1, 2025 and July 1, 2016, respectively, or each earlier under certain circumstances.

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

Patent litigation is currently pending in the United States District Court for the District of Delaware against Alkem Laboratories, Inc., or Alkem, who intends to market a generic version of DUEXIS prior to the expiration of certain of our patents listed in the Orange Book.  This case arises from Paragraph IV Patent Certification notice letters from Alkem advising it had filed an ANDA with the FDA seeking approval to market a generic version of DUEXIS before the expiration of the patents-in-suit.

If we are unsuccessful in any of the VIMOVO cases, PENNSAID 2% cases or DUEXIS case, we will likely face generic competition with respect to VIMOVO, PENNSAID 2% and/or DUEXIS and sales of VIMOVO, PENNSAID 2% and/or DUEXIS will be substantially harmed.

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

BUPHENYL’s composition of matter patent protection and orphan drug exclusivity have expired.  Because BUPHENYL has no regulatory exclusivity or listed patents, there is nothing to prevent a competitor from submitting an ANDA for a generic version of BUPHENYL and receiving FDA approval.  Generic versions of BUPHENYL to date have been priced at a discount relative to BUPHENYL or RAVICTI, and physicians, patients, or payers may decide that this less expensive alternative is preferable to BUPHENYL and RAVICTI.  If this occurs, sales of BUPHENYL and/or RAVICTI could be materially reduced, but we would nevertheless be required to make royalty payments to Ucyclyd Pharma, Inc., or Ucyclyd, and another external party, at the same royalty rates.  While Ucyclyd and its affiliates are generally contractually prohibited from developing or commercializing new medicines, anywhere in the world, for the treatment of UCD or hepatic encephalopathy, or HE, which are chemically similar to RAVICTI, they may still develop and commercialize medicines that compete with RAVICTI.  For example, medicines approved for indications other than UCD and HE may still compete with RAVICTI if physicians prescribe such medicines off-label for UCD or HE.  We are also aware that Orphan Europe SARL, or Orphan Europe, is conducting a clinical trial of carglumic acid to assess the short-term (three-day) efficacy of hyperammonemia in some of the UCD enzyme deficiencies for which RAVICTI is approved for chronic treatment.  Carglumic acid is approved for maintenance therapy for chronic hyperammonemia and to treat hyperammonenic crises in Nacetylglutamate synthase deficiency, a rare UCD subtype, and is sold under the name Carbaglu.  If the results of this trial are successful and Orphan Europe is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, RAVICTI would face additional competition from this compound.

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

Our business operations may subject us to numerous commercial disputes, claims and/or lawsuits and such litigation may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.*

Operating in the pharmaceutical industry, particularly the commercialization of medicines, involves numerous commercial relationships, complex contractual arrangements, uncertain intellectual property rights, potential product liability and other aspects that create heightened risks of disputes, claims and lawsuits.  In particular, we may face claims related to the safety of our medicines, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters.  For example, the active ingredient in QUINSAIR, levofloxacin, is currently subject to product liability claims with other companies.  Any commercial dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any commercial dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results.

We are currently in litigation with multiple generic drug manufacturers regarding intellectual property infringement.  For example, we are currently involved in Hatch Waxman litigation with generic drug manufacturers related to DUEXIS, PENNSAID 2% and VIMOVO.

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

We are subject to tax audits around the world, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our recorded income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods.

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

Our prior medicine and company acquisitions and any other strategic transactions that we may pursue in the future could have a variety of negative consequences, and we may not realize the benefits of such transactions or attempts to engage in such transactions.*

We have completed multiple medicine and company acquisitions and our strategy is to engage in additional strategic transactions with third parties, such as acquisitions of companies or divisions of companies and asset purchases of medicines, medicine candidates or technologies that we believe will complement or augment our existing business.  We may also consider a variety of other business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and other investments.  Any such transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose significant integration challenges, create additional tax, legal, accounting and operational complexities in our business, require additional expertise, result in dilution to our existing shareholders and disrupt our management and business, which could harm our operations and financial results.  For example, we assumed responsibility for the patent infringement litigation with respect to RAVICTI upon the closing of our acquisition of Hyperion Therapeutics, Inc., or Hyperion, and we have assumed responsibility for completing post-marketing clinical trials of RAVICTI that are required by the FDA, one of which is ongoing.

In connection with our acquisition of Raptor, we assumed contractual obligations under agreements with Tripex Pharmaceuticals, LLC, or Tripex, and PARI Pharma GmbH, or PARI, related to QUINSAIR.  Under the agreement with Tripex, as amended, if we do not spend a specified amount on the development of QUINSAIR for non-CF indications between January 1, 2018 and December 31, 2021 and if regulatory approval by the FDA for QUINSAIR for the CF indication is obtained prior to December 31, 2021, we may be obligated to pre-pay a milestone payment related to commercial sales of QUINSAIR for non-CF indications.  This obligation is subject to certain exceptions due to, for example, manufacturing delays not under our control, or clinical trial suspension or delay ordered by the FDA.  In October 2017, we triggered a milestone payment under this agreement and we paid Tripex $20.0 million in November 2017.  Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States and to spend a specified minimum amount per year on development activities in the United States until submission of the NDA for QUINSAIR in the United States.  If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States or could be terminated.  We are also subject to contractual obligations under an amended and restated license agreement with the Regents of the University of California, San Diego, or UCSD, with respect to PROCYSBI.  To the extent that we fail to perform our obligations under the agreement, UCSD may, with respect to such indication, terminate the license or otherwise cause the license to become non-exclusive.  If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications.  In connection with our acquisition of the U.S. rights to VIMOVO, we assumed primary responsibility for the existing patent infringement litigation with respect to VIMOVO, and have also agreed to reimburse certain legal expenses of Aralez Pharmaceuticals Inc. with respect to its continued involvement in such litigation.

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

We may not be able to successfully maintain our current advantageous tax status and resulting tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.*

Our parent company is incorporated in Ireland and has subsidiaries maintained in multiple jurisdictions, including Ireland, the United States, Switzerland, Luxembourg, Germany, Canada, the Grand Cayman Islands and Bermuda.  Prior to our merger transaction in September 2014 with Vidara Therapeutics International Public Limited Company, or Vidara, and such transaction, the Vidara Merger, Vidara was able to achieve a favorable tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with intra-company service and transfer pricing agreements, each on an arm’s length basis.  We are continuing a substantially similar structure and arrangements.  Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the Tax Act (as defined below), changes to the tax laws of jurisdictions that we operate in other than the United States, changes in the mix of our profitability from jurisdiction to jurisdiction, future changes to U.S. tax law (including for example, the enactment of new U.S. tax treaties or changes to existing tax treaties), the implementation of the EU Anti-Tax Avoidance Directive (see further discussion below), and our inability to secure or sustain acceptable agreements with tax authorities (if applicable).  Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.  Taxing authorities, such as the U.S. Internal Revenue Service, or IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry.  We expect that these challenges will continue as a result of the recent increase in scrutiny and political attention on corporate tax structures.  The IRS may challenge our structure and transfer pricing arrangements through an audit or lawsuit.  Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business.  We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome.  If we are unsuccessful in defending such a challenge, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our medicines or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In July 2018, the IRS issued regulations under Section 7874 that finalized, with few changes, guidance that the IRS had previously issued in temporary form in 2016.  We do not believe that our classification as a foreign corporation for U.S. federal income tax purposes is affected by Section 7874 or the regulations thereunder, though the IRS may disagree.

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

In January 2017, the U.S. Treasury and the IRS issued final regulations that expand the scope of transactions subject to the rules designed to eliminate the U.S. tax benefits of so-called inversion transactions.  Under the regulations, the former stockholders of U.S. corporations acquired by a foreign corporation within thirty-six months of the signing date of the last such acquisition are aggregated for the purpose of determining whether the foreign corporation will be treated as a domestic corporation for U.S. federal tax purposes because at least 80 percent of the stock of the foreign corporation is held by former stockholders of a U.S. corporation.  The requirement to aggregate the stockholders in such acquisitions for the purpose of determining whether the 80 percent threshold is met may limit our ability to use our stock to acquire U.S. corporations or their assets in the future.

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

On July 12, 2016, the Anti-Tax Avoidance Directive, or ATAD, was formally adopted by the Economic and Financial Affairs Council of the EU.  The stated objective of the ATAD is to provide for the effective and swift coordinated implementation of anti-base erosion and profit shifting measures at EU level.  Like all Directives, the ATAD is binding as to the results it aims to achieve though EU Member States are free to choose the form and method of achieving those results.  In addition, the ATAD contains a number of optional provisions that present an element of choice as to how it will be implemented into law.  Certain elements of the ATAD must be transposed into Irish law by January 1, 2019, and based on the draft legislation released by the Irish government in respect of these elements, the 2019 changes are not expected to have a material impact on our effective tax rate.  The remaining provisions of the ATAD are expected to be incorporated into Irish law from 2020 onwards and, although it is difficult at this stage to determine with precision the impact that these remaining provisions will have, their implementation could materially increase our effective tax rate.

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

Likewise, in the countries in the EU, legislators, policymakers and healthcare insurance funds continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost containment in the EU. Certain of these changes could impose limitations on the prices we will be able to charge for our products and any approved product candidates or the amounts of reimbursement available for these products from governmental agencies or third party payors, may increase the tax obligations on pharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our products.

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

We are subject, directly or indirectly, to federal and state healthcare fraud and abuse, transparency laws and false claims laws, privacy and security laws and regulations.  Prosecutions under such laws have increased in recent years and we may become subject to such litigation.  If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

In the United States, we are subject directly, or indirectly or through our customers, to various state and federal fraud and abuse and transparency laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, civil monetary penalty statutes prohibiting beneficiary inducements, and similar state and local laws, federal and state privacy and security laws, sunshine laws, government price reporting laws, and other fraud laws.  Some states, such as Massachusetts, make certain reported information public.  In addition, there are state and local laws that require pharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations.  Collectively, these laws may affect, among other things, our current and proposed sales, marketing and educational programs, as well as other possible relationships with customers, pharmacies, physicians, payers, and patients.  We are subject to similar laws in the EU/EEA, including the EU General Data Protection Regulation (2016/679), or GDPR, under which fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

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

Clinical development of drugs and biologics involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain.  Failure can occur at any time during the clinical trial process.  The results of pre-clinical studies and early clinical trials of potential medicine candidates may not be predictive of the results of later-stage clinical trials.  Medicine candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical testing.  For example, in December 2016, we announced that the Phase 3 trial, Safety, Tolerability and Efficacy of ACTIMMUNE Dose Escalation in Friedreich’s ataxia, evaluating ACTIMMUNE for the treatment of Friedreich’s ataxia did not meet its primary endpoint.  Additionally, we previously made a decision to discontinue our ACTIMMUNE investigator-initiated trials in oncology to focus on our strategic pipeline where we see more promise and long-term intellectual property.

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

We are subject to extensive laws and regulations related to data privacy, and our failure to comply with these laws and regulations could harm our business.*

We are subject to laws and regulations governing data privacy and the protection of personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the EU is governed by the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third party service providers process, including in clinical trials conducted in the United States and EU. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Risks Related to our Financial Position and Capital Requirements

In the past we have incurred significant operating losses.*

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara, Hyperion, Crealta Holdings LLC, or Crealta, Raptor and River Vision Development Corp., or River Vision.  We have financed our operations primarily through equity and debt financings and have incurred significant operating losses in the past.  We recorded an operating loss of $71.2 million for the nine months ended September 30, 2018, an operating loss of $392.4 million for the year ended December 31, 2017, an operating loss of $147.2 million for the year ended December 31, 2016 and operating income of $55.4 million for the year ended December 31, 2015.  We recorded a net loss of $164.1 million for the nine months ended September 30, 2018, a net loss of $410.5 million for the year ended December 31, 2017, a net loss of $166.8 million for the year ended December 31, 2016 and net income of $39.5 million for the year ended December 31, 2015.  As of September 30, 2018, we had an accumulated deficit of $1,414.9 million.  Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting.  Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.  While we anticipate that we will generate operating profits in the future, whether we can sustain this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of September 30, 2018, we had $1,890.8 million book value, or $1,993.0 million aggregate principal amount, of indebtedness, including $818.0 million in secured indebtedness.  In October 2018, we borrowed approximately $818.0 million aggregate principal amount of loans pursuant to an amendment to our credit agreement to refinance the then outstanding senior secured term loans incurred in October 2017 under our credit agreement.  In connection with the acquisition of Hyperion, we issued $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in April 2015.  In connection with the acquisition of Raptor, we issued $300.0 million aggregate principal amount of 8.750% Senior Notes due 2024, or the 2024 Senior Notes, in October 2016.  In March 2015, we issued $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes.  Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

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

Following certain acquisitions of a U.S. corporation by a foreign corporation, Section 7874 of the Code limits the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions.  Based on the limited guidance available, we expect this limitation is applicable for approximately ten years following the Vidara Merger with respect to certain intra-company transactions.  As a result, we or our other U.S. affiliates may not be able to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain intra-company taxable transactions during such period.  Notwithstanding this limitation, we expect that we will be able to fully use our U.S. net operating losses and tax credits prior to their expiration.  As a result of this limitation, however, it may take Horizon Pharma USA, Inc. (as the successor to HPI) longer to use its net operating losses and tax credits.  Moreover, contrary to these expectations, it is possible that the limitation under Section 7874 of the Code on the utilization of U.S. tax attributes could prevent us from fully utilizing our U.S. tax attributes prior to their expiration if we do not generate sufficient taxable income.

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

At September 30, 2018, we had $807.0 million of cash and cash equivalents consisting of cash and money market funds.  While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2018, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.  Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

If intangible assets that we have recorded in connection with our acquisition transactions become impaired, we could have to take significant charges against earnings.*

In connection with the accounting for our various acquisition transactions, we have recorded significant amounts of intangible assets.  Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired.  Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator.  For example, during the nine months ended September 30, 2018, we recorded an impairment of $37.9 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America.  Such impairment and any reduction or other impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

Patent litigation is currently pending in the United States District Court for the District of Delaware against Alkem, who intends to market a generic version of DUEXIS prior to the expiration of certain of our patents listed in the Orange Book.  This case arises from Paragraph IV Patent Certification notice letters from Alkem advising it had filed an ANDA with the FDA seeking approval to market a generic version of DUEXIS before the expiration of the patents-in-suit. For a more detailed description of the DUEXIS litigation, see Note 18, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

We intend to vigorously defend our intellectual property rights relating to our medicines, but we cannot predict the outcome of the DUEXIS cases, the PENNSAID 2% cases and the VIMOVO cases.  Any adverse outcome in these matters or any new generic challenges that may arise could result in one or more generic versions of our medicines being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of our medicines, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

Securities class action litigation could divert our management’s attention and harm our business and could subject us to significant liabilities.*

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the equity securities of pharmaceutical companies.  These broad market fluctuations may cause the market price of our ordinary shares to decline.  In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.  This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years.  For example, following declines in our stock price, two federal securities class action lawsuits were filed in March 2016 against us and certain of our current and former officers alleging violations of the Securities Exchange Act of 1934, as amended, which lawsuits were dismissed by the plaintiffs in June 2018.  Even if we are successful in defending any similar claims that may be brought in the future, such litigation could result in substantial costs and may be a distraction to our management, and may lead to an unfavorable outcome that could adversely impact our financial condition and prospects.

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

4.7	Form of 8.750% Senior Note due 2024 (incorporated by reference to Exhibit 4.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on October 25, 2016).

4.8	First Supplemental Indenture, dated October 23, 2017, by and between Horizon Pharma Tepro, Inc. and U.S. Bank National Association.

4.9	Second Supplemental Indenture, dated October 19, 2018, by and between Horizon Pharma Services LLC and U.S. Bank National Association.

4.10	Second Supplemental Indenture, dated May 10, 2016, by and between Horizon Pharma Rheumatology LLC and U.S. Bank National Association.

4.11	Third Supplemental Indenture, dated October 25, 2016, by and among Horizon Pharmaceutical LLC, Horizon Orphan LLC and U.S. Bank National Association.

4.12	Fourth Supplemental Indenture, dated October 23, 2017, by and between Horizon Pharma Tepro, Inc. and U.S. Bank National Association.

Exhibit Number	Description of Document

4.13	Fifth Supplemental Indenture, dated October 19, 2018, by and between Horizon Pharma Services LLC and U.S. Bank National Association

4.14	Sixth Supplemental Indenture, dated October 31, 2018, by and between Horizon Pharma USA, Inc. and U.S. Bank National Association.

10.1**	Confidential Settlement and License Agreement, effective as of September 17, 2018, by and between Horizon Therapeutics, LLC and Par Pharmaceutical, Inc.

10.2

Amendment No. 4, dated October 19, 2018, to Credit Agreement, dated May 7, 2015 (as amended by Amendment No. 1, dated October 25, 2016, Amendment No. 2, dated March 29, 2017 and Amendment No. 3, dated October 23, 2017), by and among Horizon Pharma, Inc., as Borrower, Horizon Pharma USA, Inc., as an Additional Borrower, Horizon Pharma Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Pharma Public Limited Company’s Current Report on Form 8-K, filed on October 19, 2018).

10.3**	Amendment No. 1 to Amended and Restated License Agreement, dated September 11, 2018, by and between Horizon Orphan LLC and The Regents of the University of California.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

Exhibit Number	Description of Document

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

HORIZON PHARMA PLC

Date: November 7, 2018	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2018	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)