Form 10-Q
period 2019-03-31
Horizon Therapeutics Public Ltd Co
filed 2019-05-08
CIK 1492426

leg

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35238

HORIZON THERAPEUTICS PUBLIC LIMITED COMPANY

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary shares, nominal value $0.0001 per share	HZNP	The Nasdaq Global Select Market

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of May 1, 2019: 184,883,881.

HORIZON THERAPEUTICS PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of	As of
	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,032,808	$958,712
Restricted cash	3,731	3,405
Accounts receivable, net	403,862	464,730
Inventories, net	51,598	50,751
Prepaid expenses and other current assets	67,741	68,218
Total current assets	1,559,740	1,545,816
Property and equipment, net	22,135	20,101
Developed technology, net	1,888,431	1,945,639
Other intangible assets, net	4,431	4,630
Goodwill	413,669	413,669
Deferred tax assets, net	2,546	3,148
Other assets	44,757	8,959
Total assets	$3,935,709	$3,941,962
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt—current portion	$250,000	$—
Accounts payable	36,459	30,284
Accrued expenses	197,242	215,739
Accrued trade discounts and rebates	406,868	457,763
Deferred revenues—current portion	4,834	4,901
Total current liabilities	895,403	708,687
LONG-TERM LIABILITIES:
Exchangeable notes, net	336,858	332,199
Long-term debt, net of current	1,021,263	1,564,485
Deferred tax liabilities, net	108,668	107,768
Other long-term liabilities	69,429	38,717
Total long-term liabilities	1,536,218	2,043,169
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 300,000,000 shares authorized; 185,130,348 and 169,244,520 shares issued at March 31, 2019 and December 31, 2018, respectively, and 184,745,982 and 168,860,154 shares outstanding at March 31, 2019 and December 31, 2018, respectively	18	17
Treasury stock, 384,366 ordinary shares at March 31, 2019 and December 31, 2018	(4,585)	(4,585)
Additional paid-in capital	2,722,233	2,374,966
Accumulated other comprehensive loss	(2,010)	(1,523)
Accumulated deficit	(1,211,568)	(1,178,769)
Total shareholders’ equity	1,504,088	1,190,106
Total liabilities and shareholders' equity	$3,935,709	$3,941,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2019	2018
Net sales	$280,371	$223,881
Cost of goods sold	88,142	110,288
Gross profit	192,229	113,593
OPERATING EXPENSES:
Research and development	21,725	17,645
Selling, general and administrative	172,299	179,599
Impairment of long-lived assets	—	33,647
Total operating expenses	194,024	230,891
Operating loss	(1,795)	(117,298)
OTHER EXPENSE, NET:
Interest expense, net	(27,530)	(30,454)
Loss on debt extinguishment	(5,586)	—
Foreign exchange loss	(61)	(110)
Other income, net	189	151
Total other expense, net	(32,988)	(30,413)
Loss before (benefit) expense for income taxes	(34,783)	(147,711)
(Benefit) expense for income taxes	(1,920)	945
Net loss	$(32,863)	$(148,656)
Net loss per ordinary share—basic and diluted	$(0.19)	$(0.90)
Weighted average ordinary shares outstanding—basic and diluted	172,789,209	164,549,502
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	$(487)	$463
Other comprehensive (loss) income	(487)	463
Comprehensive loss	$(33,350)	$(148,193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	169,244,520	$17	384,366	$(4,585)	$2,374,966	$(1,523)	$(1,178,769)	$1,190,106
Cumulative effect adjustments from adoption of ASU 2016-02	—	—	—	—	—	—	64	64
Issuance of ordinary shares - public offering	14,081,632	1	—	—	326,848	—	—	326,849
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	1,804,196	—	—	—	10,042	—	—	10,042
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(17,171)	—	—	(17,171)
Share-based compensation	—	—	—	—	27,548	—	—	27,548
Currency translation adjustment	—	—	—	—	—	(487)	—	(487)
Net loss	—	—	—	—	—	—	(32,863)	(32,863)
Balances at March 31, 2019	185,130,348	$18	384,366	$(4,585)	$2,722,233	$(2,010)	$(1,211,568)	$1,504,088
					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2017	164,785,083	$16	384,366	$(4,585)	$2,248,979	$(983)	$(1,141,975)	$1,101,452
Cumulative effect adjustments from adoption of ASUs 2014-09 and 2016-16	—	—	—	—	—	—	1,586	1,586
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	574,810	1	—	—	945	—	—	946
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(3,517)	—	—	(3,517)
Issuance of ordinary shares in conjunction with ESPP purchases	—	—	—	—	14	—	—	14
Share-based compensation	—	—	—	—	27,833	—	—	27,833
Currency translation adjustment	—	—	—	—	—	463	—	463
Net loss	—	—	—	—	—	—	(148,656)	(148,656)
Balances at March 31, 2018	165,359,893	$17	384,366	$(4,585)	$2,274,254	$(520)	$(1,289,045)	$980,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,863)	$(148,656)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	58,891	62,435
Equity-settled share-based compensation	27,548	27,833
Amortization of debt discount and deferred financing costs	5,851	5,496
Loss on debt extinguishment	5,586	—
Deferred income taxes	1,502	1,680
Foreign exchange and other adjustments	404	(120)
Impairment of long-lived assets	—	33,647
Changes in operating assets and liabilities:
Accounts receivable	60,769	1,064
Inventories	(847)	14,290
Prepaid expenses and other current assets	111	(9,805)
Accounts payable	6,416	6,528
Accrued trade discounts and rebates	(50,904)	(72,120)
Accrued expenses	(21,336)	19,028
Deferred revenues	(67)	(1,484)
Other non-current assets and liabilities	(4,893)	(627)
Net cash provided by (used in) operating activities	56,168	(60,811)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment related to license agreement	—	(12,000)
Purchases of property and equipment	(1,849)	(665)
Net cash used in investing activities	(1,849)	(12,665)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of ordinary shares	327,750	—
Proceeds from the issuance of ordinary shares in connection with stock option exercises	10,042	945
Proceeds from the issuance of ordinary shares through ESPP programs	—	14
Payment of employee withholding taxes relating to share-based awards	(17,171)	(3,517)
Repayment of term loans	(300,000)	(2,125)
Net cash provided by (used in) financing activities	20,621	(4,683)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(518)	982
Net increase (decrease) in cash, cash equivalents and restricted cash	74,422	(77,177)
Cash, cash equivalents and restricted cash, beginning of the period	962,117	757,897
Cash, cash equivalents and restricted cash, end of the period	$1,036,539	$680,720

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$15,842	$15,376
Net cash paid for income taxes	856	(914)
Cash paid for amounts included in the measurement of lease liabilities	1,611	—
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued expenses	2,759	8
Transaction costs related to issuance of ordinary shares included in accrued expenses	902	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

Unless otherwise indicated or the context otherwise requires, references to “Horizon”, the “Company”, “we”, “us” and “our” refer to Horizon Therapeutics plc (formerly known as Horizon Pharma plc) and its consolidated subsidiaries. The unaudited condensed consolidated financial statements presented herein include the accounts of the Company and its wholly owned subsidiaries.  All intra-company transactions and balances have been eliminated.

On May 2, 2019, the shareholders of the Company approved changing the name of the Company from “Horizon Pharma Public Limited Company” to “Horizon Therapeutics Public Limited Company” to better reflect the Company’s long-term strategy to develop and commercialize innovative new medicines to address rare diseases with very few effective options.

Business Overview

Horizon is focused on researching, developing and commercializing medicines that address critical needs for people impacted by rare and rheumatic diseases.  The Company’s pipeline is purposeful: it applies scientific expertise and courage to bring clinically meaningful therapies to patients.  Horizon believes science and compassion must work together to transform lives. The Company has two reportable segments, referred to as the “orphan and rheumatology segment” and the “primary care segment”, and currently markets eleven medicines in the areas of orphan diseases, rheumatology and primary care.

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

Change in Accounting Method

When accounting for business combinations under ASC Topic 805, Business Combinations, the Company previously separately identified and recorded at fair value intangible assets acquired and their related third-party contingent royalties at the date of acquisition. Third-party contingent royalties are royalties payable to parties other than sellers of the businesses.  Effective January 1, 2019, the Company retrospectively changed its accounting for business combinations and will record acquired intangible assets and their related third-party contingent royalties on a net basis (“New Method”).  The Company changed its accounting principle on the basis that the use of the New Method is preferable primarily due to improved comparability with the Company’s peers.  The Company has adjusted the accompanying condensed consolidated balance sheet as at December 31, 2018, and the condensed consolidated statement of comprehensive loss and of cash flows for the three months ended March 31, 2018 to reflect this change in accounting.  Total shareholders’ equity at December 31, 2018 was adjusted by $135.9 million to reflect the cumulative impact of the change to the earliest year presented.  The impact on the condensed consolidated statement of cash flows consisted of adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities for all periods presented.  There was no impact on total operating, investing or financing cash flows for any prior period.  The following are selected line items from the Company’s condensed consolidated financial statements illustrating the effect of the change in accounting method (in thousands, except per share data):

	Consolidated Balance Sheet as of
	December 31, 2018
	As Previously Reported	Impact of Accounting Change (1)	As Adjusted
Prepaid expenses and other current assets	$70,828	$(2,610)	$68,218
Total current assets	1,548,426	(2,610)	1,545,816
Developed technology, net	2,120,596	(174,957)	1,945,639
Goodwill	426,441	(12,772)	413,669
Other assets	23,029	(14,070)	8,959
Total assets	4,146,371	(204,409)	3,941,962
Accrued expenses	205,593	10,146	215,739
Accrued royalties - current portion	63,363	(63,363)	—
Total current liabilities	761,904	(53,217)	708,687
Deferred tax liabilities, net	93,630	14,138	107,768
Accrued royalties - net of current	285,374	(285,374)	—
Other long-term liabilities	54,622	(15,905)	38,717
Total long-term liabilities	2,330,310	(287,141)	2,043,169
Accumulated deficit	(1,314,718)	135,949	(1,178,769)
Total shareholders' equity	1,054,157	135,949	1,190,106
Total liabilities and shareholders' equity	4,146,371	(204,409)	3,941,962
(1)

The change in accounting principle resulted in the Company re-performing its purchase price allocations as of the respective acquisition dates for prior business combinations.  The adjustments to the purchase price allocations primarily resulted in a decrease in developed technology intangible assets and the elimination of liabilities for accrued contingent royalties due to recording these items on a net basis.  The re-performance of purchase price allocations also impacted goodwill and deferred tax liabilities.  In addition, the change in accounting principle resulted in the elimination of royalty reimbursement assets and accrued contingent royalty liabilities that were recorded in connection with divestitures, impacting prepaid expenses and other current assets, other assets, accrued expenses and other long-term liabilities captions as shown in the table above.  In addition, under the New Method of accounting, the Company is presenting accrued royalties based on each periods’ net sales as part of the accrued expenses line item on its condensed consolidated balance sheets.

	Consolidated Statement of Comprehensive Loss
	March 31, 2018
	As Previously Reported	Revision (1)	As Revised	Impact of Accounting Change (2)	As Adjusted
Cost of goods sold	$116,092	$(753)	$115,339	$(5,051)	$110,288
Gross profit	107,789	753	108,542	5,051	113,593
Impairment of long-lived assets	37,853	—	37,853	(4,206)	33,647
Total operating expenses	235,097	—	235,097	(4,206)	230,891
Operating loss	(127,308)	753	(126,555)	9,257	(117,298)
Other income, net	178	—	178	(27)	151
Total other expenses, net	(30,386)	—	(30,386)	(27)	(30,413)
Loss before (benefit) expense for income taxes	(157,694)	753	(156,941)	9,230	(147,711)
(Benefit) expense for income taxes	(367)	—	(367)	1,312	945
Net loss	(157,327)	753	(156,574)	7,918	(148,656)
Net loss per ordinary share - basic and diluted	(0.96)	0.01	(0.95)	0.05	(0.90)
Comprehensive loss	(156,864)	753	(156,111)	7,918	(148,193)
(1)

During the course of preparing the Company’s consolidated financial statements for the year ended December 31, 2018, the Company identified an error in the measurement of the contingent royalty liability calculation pertaining to the royalty end date for one of its medicines.  The amounts in this column reflect the revisions to the Company’s previously reported consolidated statement of comprehensive loss on Form 10-Q for the quarterly period ended March 31, 2018.  The Company concluded that the amounts were not material to any of its previously issued consolidated financial statements.  Refer to Note 1 and Note 23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further detail of this revision.  The impact on the consolidated statements of cash flows consisted of adjustments to reconcile net (loss) income to net cash provided by operating activities and changes in operating assets and liabilities.  There was no impact on total operating, investing or financing cash flows for the quarterly period ended March 31, 2018.

(2)

The change in accounting principle resulted in the Company re-performing its purchase price allocations as of the respective acquisition dates for prior business combinations.  The adjustments to the purchase price allocations primarily resulted in a net decrease in cost of goods sold reflecting lower intangible asset amortization and the elimination of royalty accretion and remeasurement expenses, partially offset by the royalty expense based on the periods’ net sales.  The re-performance of purchase price allocations also directly impacted impairments of long-lived assets, benefit/expense for income taxes, as shown in the table above.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

From time to time, the Company adopts new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies.

Effective January 1, 2019, the Company adopted Accounting Standards Updated (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”).  Under ASU No. 2016-02, an entity is required to recognize right-of-use lease assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements.  The Company adopted this standard on January 1, 2019, using a modified retrospective approach at the adoption date through a cumulative-effect adjustment to retained earnings.  The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carry forward its historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs.  In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases.  The Company applied the new guidance to all operating leases within the scope of the standard that were in effect on January 1, 2019, or entered into after, the adoption date.  Comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.  The adoption did not have a material impact on the Company’s condensed consolidated statement of comprehensive loss.  However, the new standard established $37.1 million of liabilities and corresponding right-of-use assets of $34.9 million on the Company’s condensed consolidated balance sheet for leases, primarily related to operating leases on rented office properties, that existed as of the January 1, 2019, adoption date.

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”).  ASU No. 2018-07 largely aligns the accounting for share-based payment awards issued to employees and non-employees.  The Company adopted ASU No. 2018-07 in the first quarter of 2019, and the adoption of ASU No. 2018-07 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Effective January 1, 2019, the Company adopted ASU No. 2018-08, Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU No. 2018-08”).  The new guidance applies to all entities that receive or make contributions, including business entities.  The Company adopted the standard in the first quarter of 2019, using prospective application to any new agreements entered into after the effective date.  The adoption of ASU No. 2018-08 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Significant Accounting Policies

As described in Note 1, effective January 1, 2019, the Company modified its accounting policy related to intangible assets and contingent royalty liabilities acquired through business combinations following a change in accounting principle, and the Company’s updated policy in respect of all royalties is described below.

In addition, as described above, the Company adopted ASU No. 2016-02 effective January 1, 2019.  The Company modified its accounting policy related to leases following the adoption of ASU No. 2016-02, and the Company’s updated policy is described below.

Royalties

The Company records royalty expense based on each periods’ net sales as part of cost of goods sold.

Leases

The Company’s leases primarily relate to operating leases of rented office properties.  For contracts entered into on or after January 1, 2019, at the inception of a contract the Company assesses whether the contract is, or contains, a lease.  The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset.  At inception of a lease, the Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term.  The right-of-use lease asset represents the right to use the leased asset for the lease term.  The lease liability represents the present value of the lease payments under the lease.

The right-of-use lease asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred.  All right-of-use lease assets are reviewed for impairment.  The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s secured incremental borrowing rate for the same term as the underlying lease.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use lease assets and corresponding liabilities.

Expected lease term – The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods.  When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Incremental borrowing rate – As the Company’s leases do not provide an implicit rate, the Company obtained the incremental borrowing rate (“IBR”) based on the remaining term of each lease.  The IBR is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company has elected not to recognize right-of-use lease assets and lease liabilities for short-term leases that have a term of 12 months or less.

The Company reports right-of-use lease assets within non-current “Other assets” in its condensed consolidated balance sheet.  The Company reports the current portion of lease liabilities within “Accrued expenses” and long-term lease liabilities within “Other long-term liabilities” in its condensed consolidated balance sheet.

NOTE 3 – NET LOSS PER SHARE

The following table presents basic and diluted net loss per share for the three months ended March 31, 2019 and 2018 (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2019	2018
Basic and diluted net loss per share calculation:
Net loss	$(32,863)	$(148,656)
Weighted average ordinary shares outstanding	172,789,209	164,549,502
Basic and diluted net loss per share	$(0.19)	$(0.90)

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

The computation of diluted net loss per share excluded 8.2 million shares subject to equity awards for the three months ended March 31, 2019, and 12.0 million shares subject to equity awards for the three months ended March 31, 2018, respectively, because their inclusion would have had an anti-dilutive effect on diluted net loss per share.

The potentially dilutive impact of the March 2015 private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) by Horizon Pharma Investment Limited (“Horizon Investment”), a wholly owned subsidiary of the Company, is determined using a method similar to the treasury stock method.  Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash.  Instead, the Company is required to increase the diluted net income (loss) per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares.  For diluted net income (loss) per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s ordinary shares over the reporting period is in excess of the exchange price of the Exchangeable Senior Notes.  There was no calculated spread added to the denominator for the three months ended March 31, 2019 and 2018.

NOTE 4 – ACQUISITIONS, DIVESTITURES AND OTHER ARRANGEMENTS

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

The gain on sale of assets recorded to the consolidated statement of comprehensive loss during the year ended December 31, 2018, was determined as follows (in thousands):

Cash proceeds	$35,000
Less net assets sold:
Developed technology	(4,146)
Transaction costs	(197)
Gain on sale of assets	$30,657

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

Pursuant to ASC 805 (as amended by ASU No. 2017-01), the Company accounted for the IMUKIN sale as a sale of assets, specifically a sale of intellectual property rights, and a sale of inventory.

The gain on sale of assets recorded to the condensed consolidated statement of comprehensive loss during the year ended December 31, 2018, was determined as follows (in thousands):

Cash proceeds including $715 for inventory	$9,477
Contingent consideration receivable	3,502
Less net assets sold:
Inventory	(623)
Transaction costs	(28)
Gain on sale of assets	$12,328

Other Arrangements

On January 3, 2019, the Company entered into a collaboration agreement with HemoShear Therapeutics, LLC (“HemoShear”), a biotechnology company, to discover and develop novel therapeutics for gout.  The collaboration provides the Company with an opportunity to address unmet treatment needs for people with gout by evaluating new targets for the control of serum uric acid levels as well as new targets to address the inflammation associated with acute flares of gout.  Under the terms of the agreement, the Company paid HemoShear an upfront cash payment of $2.0 million with additional potential future milestone payments upon commencement of new stages of development, contingent on the Company’s approval at each stage.

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

The components of inventories as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$6,709	$5,092
Work-in-process	25,722	27,068
Finished goods	19,167	18,591
Inventories, net	$51,598	$50,751

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Deferred charge for taxes on intra-company profit	$23,188	$21,734
Rabbi trust assets	10,738	8,203
Prepaid income taxes	6,080	5,899
Medicine samples inventory	2,515	4,539
Other prepaid expenses and other current assets	25,220	27,843
Prepaid expenses and other current assets	$67,741	$68,218

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Software	$14,843	$14,843
Leasehold improvements	10,679	9,982
Machinery and equipment	4,800	4,800
Computer equipment	2,561	2,485
Other	2,754	2,501
	35,637	34,611
Less accumulated depreciation	(20,670)	(19,197)
Construction in process	7,168	4,687
Property and equipment, net	$22,135	$20,101

Depreciation expense was $1.5 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2019, the Company retrospectively changed its accounting for business combinations, which impacted the carrying amounts of its goodwill and intangible assets.  Refer to Note 1 for further detail.

Goodwill

The gross carrying amount of goodwill as of March 31, 2019 and December 31, 2018 was $413.7 million.

The table below presents goodwill for the Company’s reportable segments as of March 31, 2019 (in thousands):

	Orphan and Rheumatology	Primary Care	Total
Goodwill	$360,745	$52,924	$413,669

As of March 31, 2019, there were no accumulated goodwill impairment losses.

Intangible Assets

As of March 31, 2019, the Company’s finite-lived intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, MIGERGOT, PENNSAID 2%, PROCYSBI, RAVICTI and RAYOS, as well as customer relationships for ACTIMMUNE.

During the year ended December 31, 2018, in connection with the Immedica transaction, the Company recorded a reduction in the net book value of developed technology related to RAVICTI and AMMONAPS of $4.1 million.  See Note 4 for further details.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value.  During the year ended December 31, 2018, the Company recorded an impairment of $33.6 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a Patented Medicine Prices Review Board review.  The fair value of developed technology was determined using an income approach.

The Company also recorded an impairment of $10.6 million during the year ended December 31, 2018, to fully write off the book value of developed technology related to LODOTRA as result of amendments to its license and supply agreements with Jagotec AG (“Jagotec”) and Skyepharma AG, which are affiliates of Vectura Group plc (“Vectura”).  Under these amendments, effective January 1, 2019, the Company agreed to transfer all economic benefits of LODOTRA in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  The Company no longer recorded LODOTRA revenue from January 1, 2019.  The fair value of developed technology was determined using an income approach.

Intangible assets as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019			December 31, 2018
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Impairment	Accumulated Amortization	Net Book Value
Developed technology	$2,784,403	$(895,972)	$1,888,431	$2,828,648	$(44,245)	$(838,764)	$1,945,639
Customer relationships	8,100	(3,669)	4,431	8,100	—	(3,470)	4,630
Total intangible assets	$2,792,503	$(899,641)	$1,892,862	$2,836,748	$(44,245)	$(842,234)	$1,950,269

Amortization expense for the three months ended March 31, 2019 and 2018 was $57.4 million and $60.9 million, respectively.  As of March 31, 2019, estimated future amortization expense was as follows (in thousands):

2019 (April to December)	$174,316
2020	231,366
2021	223,861
2022	222,689
2023	222,069
Thereafter	818,561
Total	$1,892,862

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Payroll-related expenses	$46,731	$78,555
Allowances for returns	37,076	39,041
Consulting and professional services	31,445	35,799
Accrued interest	24,810	13,196
Accrued royalties	15,350	15,746
Pricing review liability	12,966	9,091
Accrued other	28,864	24,311
Accrued expenses	$197,242	$215,739

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued commercial rebates and wholesaler fees	$126,776	$153,083
Accrued co-pay and other patient assistance	138,586	179,463
Accrued government rebates and chargebacks	141,506	125,217
Accrued trade discounts and rebates	$406,868	$457,763
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	17,883	3,666
Total customer-related accruals and allowances	$424,751	$461,429

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2018 to March 31, 2019 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2018	$153,445	$179,462	$128,522	$461,429
Current provisions relating to sales during the three months ended March 31, 2019	113,962	417,739	116,710	648,411
Adjustments relating to prior-year sales	(4,379)	—	(2,132)	(6,511)
Payments relating to sales during the three months ended March 31, 2019	(14,937)	(275,410)	(28,287)	(318,634)
Payments relating to prior-year sales	(121,060)	(173,507)	(65,377)	(359,944)
Balance at March 31, 2019	$127,031	$148,284	$149,436	$424,751

NOTE 11 – SEGMENT AND OTHER INFORMATION

Effective as of the second quarter of 2018, management realigned the Company’s reportable segments to reflect changes in the manner in which the Company’s chief operating decision maker (“CODM”) assesses financial information for decision-making purposes.  This realignment resulted in the Company changing its reporting from one operating segment to two operating segments.  All prior year amounts have been presented using the Company’s current reporting structure.

The Company has two reportable segments, the orphan and rheumatology segment and the primary care segment, and the Company reports net sales and segment operating income for each segment.

The orphan and rheumatology segment includes the marketed medicines ACTIMMUNE, BUPHENYL, KRYSTEXXA, PROCYSBI, QUINSAIR, RAVICTI and RAYOS/LODOTRA.  The primary care segment consists of four marketed medicines, including DUEXIS, MIGERGOT, PENNSAID 2% and VIMOVO.

Management structured the business into two segments to improve operating and resource allocation decisions to align with the Company’s long-term strategic goal of transforming into a leading rare disease medicine company.

The Company’s CODM evaluates the financial performance of the Company’s segments based upon segment operating income.  Segment operating income is defined as income (loss) before (benefit) expense for income taxes adjusted for the items set forth in the reconciliation below.  Items below income from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s CODM.  Additionally, certain expenses are not allocated to a segment.  The Company does not report balance sheet information by segment as no balance sheet by segment is reviewed by the Company’s CODM.

The following table reflects net sales by medicine for the Company’s reportable segments for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
KRYSTEXXA	$52,257	$46,718
RAVICTI	49,903	49,093
PROCYSBI	39,571	34,934
ACTIMMUNE	21,746	24,857
RAYOS	19,424	10,690
BUPHENYL	2,770	5,742
QUINSAIR	168	122
LODOTRA	—	115
Orphan and Rheumatology segment net sales	$185,839	$172,271

PENNSAID 2%	50,189	26,803
DUEXIS	29,457	15,677
VIMOVO	14,043	8,379
MIGERGOT	843	751
Primary Care segment net sales	$94,532	$51,610

Total net sales	$280,371	$223,881

The table below provides reconciliations of the Company’s segment operating income to the Company’s total income (loss) before (benefit) expense for income taxes for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Segment operating income (loss):
Orphan and Rheumatology	$46,677	$43,104
Primary Care	41,446	(9,573)
Reconciling items:
Amortization and step-up:
Intangible amortization expense	(57,417)	(60,883)
Inventory step-up expense	(115)	(17,076)
Share-based compensation	(27,548)	(27,833)
Interest expense, net	(27,530)	(30,454)
Loss on debt extinguishment	(5,586)	—
Upfront and milestone payments related to license and collaboration agreements	(2,000)	(90)
Depreciation	(1,473)	(1,552)
Acquisition/divestiture-related costs	(1,202)	(4,625)
Fees related to refinancing activities	(142)	(27)
Drug substance harmonization costs	(80)	(804)
Foreign exchange loss	(61)	(110)
Restructuring and realignment costs	(20)	(3,342)
Impairment of long-lived assets	—	(33,647)
Charges relating to discontinuation of Friedreich's ataxia program	79	(950)
Other income, net	189	151
Loss before (benefit) expense for income taxes	$(34,783)	$(147,711)

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments and all other customers as a group for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	For the Three Months Ended March 31,
	2019		2018
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$345,247	36%	$276,812	29%
Customer B	184,869	20%	217,857	23%
Customer C	122,057	13%	112,166	12%
Customer D	115,752	12%	55,419	6%
Other Customers	177,241	19%	292,185	30%
Gross Sales	$945,166	100%	$954,439	100%

Geographic revenues are determined based on the country in which the Company’s customers are located.  The following table presents a summary of net sales attributed to geographic sources for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$279,209	100%	$219,371	98%
Rest of world	1,162	*	4,510	2%
Net sales	$280,371		$223,881
* Less than 1%

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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,010,625	$—	$—	$1,010,625
Other current assets	10,738	—	—	10,738
Total assets at fair value	$1,021,363	$—	$—	$1,021,363
Liabilities:
Other long-term liabilities	(10,738)	—	—	(10,738)
Total liabilities at fair value	$(10,738)	$—	$—	$(10,738)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$6,500	$—	$6,500
Money market funds	915,800	—	—	915,800
Other current assets	8,203	—	—	8,203
Total assets at fair value	$924,003	$6,500	$—	$930,503
Liabilities:
Other long-term liabilities	(8,203)	—	—	(8,203)
Total liabilities at fair value	$(8,203)	$—	$—	$(8,203)

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Term Loan Facility	$518,026	$818,026
2023 Senior Notes	475,000	475,000
2024 Senior Notes	300,000	300,000
Exchangeable Senior Notes	400,000	400,000
Total face value	1,693,026	1,993,026
Debt discount	(78,465)	(87,038)
Deferred financing fees	(6,440)	(9,304)
Total long-term debt	1,608,121	1,896,684
Less: long-term debt—current portion	(250,000)	—
Long-term debt, net of current portion	$1,358,121	$1,896,684

 Term Loan Facility and Revolving Credit Facility

On October 19, 2018, Horizon Pharma USA, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, borrowed approximately $818.0 million aggregate principal amount of loans (the “October 2018 Refinancing Loans”) pursuant to an amendment (the “October 2018 Refinancing Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017 and Amendment No. 3, dated October 23, 2017 (the “October 2017 Credit Agreement”) (the “2018 Term Loan Facility”).  On March 11, 2019, the Borrower received $200.0 million aggregate principal amount of revolving commitments (the “New Incremental Revolving Commitments”) pursuant to an amendment (the “Revolving Facility Amendment”), dated as of March 11, 2019, to the October 2017 Credit Agreement as amended by the October 2018 Refinancing Amendment.  The New Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) and provide the Borrower with $200.0 million of additional borrowing capacity, which includes a $50.0 million letter of credit sub-facility.  The New Incremental Revolving Commitments will terminate in March 2024, and borrowings under the Revolving Credit Facility are available for general corporate purposes.  As of March 31, 2019, the Revolving Credit Facility was undrawn.  As used herein, all references to the “Credit Agreement” are references to the October 2017 Credit Agreement, as amended by the October 2018 Refinancing Amendment, as further amended by the Revolving Facility Amendment.

The October 2018 Refinancing Loans were incurred as a separate new class of term loans under the Credit Agreement with substantially the same terms as the previously outstanding senior secured term loans incurred on October 23, 2017 under the October 2017 Credit Agreement (the “October 2017 Refinancing Loans”) to effectuate a repricing of the October 2017 Refinancing Loans.  The Borrower used the proceeds of the October 2018 Refinancing Loans to repay the October 2017 Refinancing Loans, which totaled approximately $818.0 million.  The October 2018 Refinancing Loans bear interest, at the Borrower’s option, at a rate equal to either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin of 3.00% per year (subject to a LIBOR floor of 1.00%), or the adjusted base rate plus 2.00% per year.  The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 2.00%.  The interest rate applicable to loans under the Revolving Credit Facility is LIBOR plus 3.00%.  As of March 31, 2019, there were no loans outstanding under the Revolving Credit Facility.  Each of the foregoing applicable margins will be reduced by 0.25% if the Company’s ratio of consolidated total indebtedness to consolidated EBITDA, or leverage ratio, is less than or equal to 3.50 to 1.00.   The Credit Agreement provides for (i) the October 2018 Refinancing Loans, (ii) the Revolving Credit Facility, (iii) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (iv) one or more uncommitted refinancing loan facilities with respect to loans thereunder.  The Credit Agreement allows for the Company and certain of its subsidiaries to become additional borrowers under incremental or refinancing facilities.

The obligations under the Credit Agreement (including obligations in respect of the October 2018 Refinancing Loans and the Revolving Credit Facility) and any swap obligations and cash management obligations owing to a lender (or an affiliate of a lender) are guaranteed by the Company and each of the Company’s existing and subsequently acquired or formed direct and indirect subsidiaries (other than certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law).  The obligations under the Credit Agreement (including obligations in respect of the October 2018 Refinancing Loans and the Revolving Credit Facility) and any related swap and cash management obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Borrower and the guarantors, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Borrower and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Borrower, to 65% of the capital stock of such subsidiaries).  The Borrower and the guarantors under the Credit Agreement are individually and collectively referred to herein as a “Loan Party” and the “Loan Parties,” as applicable.

The Company elected to exercise its reinvestment rights under the mandatory prepayment provisions of the Credit Agreement with respect to the net proceeds from the Company’s sale of its rights to PROCYSBI and QUINSAIR in the Europe, Middle East and Africa regions to Chiesi Farmaceutici S.p.A.  To the extent the Company had not applied such net proceeds to permitted acquisitions (including the acquisition of rights to products and products lines) and/or the acquisition of capital assets within 365 days of the receipt thereof (or committed to so apply and then applied within 180 days after the end of such 365-day period), the Company was required to make a mandatory prepayment under the Credit Agreement in an amount equal to the unapplied net proceeds.  In June 2018, the Company repaid $23.5 million under the mandatory prepayment provisions of the Credit Agreement.

On March 18, 2019, the Borrower completed the repayment of $300.0 million of the outstanding principal amount of term loans under the Credit Agreement following the closing of its underwritten public equity offering on March 11, 2019.  Following this repayment, the outstanding principal balance of term loans under the Credit Agreement was $518.0 million and total aggregate outstanding principal amount of indebtedness was $1,693.0 million.

Additionally, the Company elected to exercise its reinvestment rights under the mandatory prepayment provisions of the Credit Agreement with respect to the net proceeds from the Immedica transaction.  To the extent the Company does not apply such net proceeds to permitted acquisitions (including the acquisition of rights to products and products lines) and/or the acquisition of capital assets within 365 days of the receipt of proceeds from the Immedica transaction (or commit to so apply and then apply within 180 days after the end of such 365-day period), the Borrower under the Credit Agreement would be required to make a mandatory prepayment under the Credit Agreement in an amount equal to the unapplied net proceeds.  Included in the repayment of term loans under the Credit Agreement of $300.0 million, as described above, was the repayment of $35.0 million of unapplied net proceeds under the mandatory prepayment provisions of the Credit Agreement.

The Borrower is permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium.  The Borrower is required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of the Company’s excess cash flow (subject to decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively).  The October 2018 Refinancing Loans are amortized in equal quarterly installments that began on December 31, 2018, in an aggregate annual amount equal to 1.00% of the original principal amount of the October 2017 Refinancing Loans (i.e. $845.8 million), as the same may be reduced from time to time pursuant to the Credit Agreement (including by prepayments made prior to the date of the October 2018 Refinancing Amendment), with any remaining balance payable on March 29, 2024, the final maturity date of the October 2018 Refinancing Loans.  Following the mandatory prepayment of $35.0 million in March 2019, as described above, the Company is not required to pay any further quarterly installments through the final maturity date of the October 2018 Refinancing Loans in March 2024.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The Credit Agreement also contains a springing financial maintenance covenant, which requires that the Company maintain a specified leverage ratio at the end of each fiscal quarter.  The covenant is tested if both the outstanding loans and letters of credit under the Revolving Credit Facility, subject to certain exceptions, exceed 25% of the total commitments under the Revolving Credit Facility as of the last day of any fiscal quarter.  If the Company fails to meet this covenant, the commitments under the Revolving Credit Facility could be terminated and any outstanding borrowings, together with accrued interest, under the Revolving Credit Facility could be declared immediately due and payable.  As of March 31, 2019, the Revolving Credit Facility was undrawn.

Other events of default under the Credit Agreement include: (i) the failure to timely make payments due under the Credit Agreement; (ii) material misrepresentations or misstatements in any representation or warranty by any Loan Party when made; (iii) failure by any Loan Party to comply with the covenants under the Credit Agreement and other related agreements; (iv) certain defaults under a specified amount of other indebtedness of the Company or its subsidiaries; (v) insolvency or bankruptcy-related events with respect to the Company or any of its material subsidiaries; (vi) certain undischarged judgments against the Company or any of its restricted subsidiaries; (vii) certain ERISA-related events reasonably expected to have a material adverse effect on the Company and its restricted subsidiaries taken as a whole; (viii) certain security interests or liens under the loan documents ceasing to be, or being asserted by the Company or its restricted subsidiaries not to be, in full force and effect; (ix) any loan document or material provision thereof ceasing to be, or any challenge or assertion by any Loan Party that such loan document or material provision is not, in full force and effect; and (x) the occurrence of a change of control.  If one or more events of default occurs and continues beyond any applicable cure period, the administrative agent may, with the consent of the lenders holding a majority of the loans and commitments under the facilities, or will, at the request of such lenders, terminate the commitments of the lenders to make further loans and declare all of the obligations of the Loan Parties under the Credit Agreement to be immediately due and payable.

The interest on the Company’s 2018 Term Loan Facility is variable and as of March 31, 2019, the interest rate on the 2018 Term Loan Facility was 5.50% and the effective interest rate was 5.93%.

As of March 31, 2019, the fair value of the amounts outstanding under the 2018 Term Loan Facility was approximately $517.4 million, categorized as a Level 2 instrument, as defined in Note 12.

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

In connection with the closing of the acquisition of Hyperion Therapeutics, Inc. (“Hyperion”) on May 7, 2015, Horizon Financing merged with and into Horizon Pharma, Inc. (“HPI”) and on October 31, 2018, HPI merged with and into Horizon Pharma USA, Inc. (“HPUSA”).  As a result, the 2023 Senior Notes became the general unsecured senior obligations of HPUSA, which was previously a guarantor under the 2023 Senior Notes.  The obligations under the 2023 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and all of the Company’s direct and indirect subsidiaries that are guarantors from time to time under the Credit Agreement.

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

As of March 31, 2019, the interest rate on the 2023 Senior Notes was 6.625% and the effective interest rate was 6.68%.

As of March 31, 2019, the fair value of the 2023 Senior Notes was approximately $490.4 million, categorized as a Level 2 instrument, as defined in Note 12.

Included in the current portion of long-term debt was $250.0 million related to the 2023 Senior Notes.  As of March 31, 2019, the Company intended to redeem this amount of 2023 Senior Notes and the redemption subsequently occurred on May 1, 2019.  In connection with this early redemption, the Company paid a premium of $8.3 million on May 1, 2019.  Following this redemption, $225.0 million of the 2023 Senior Notes remain outstanding.

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

As of March 31, 2019, the interest rate on the 2024 Senior Notes was 8.75% and the effective interest rate was 9.20%.

As of March 31, 2019, the fair value of the 2024 Senior Notes was approximately $325.9 million, categorized as a Level 2 instrument, as defined in Note 12.

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

As of March 31, 2019, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

As of March 31, 2019, the interest rate on the Exchangeable Senior Notes was 2.50% and the effective interest rate was 8.88%.

As of March 31, 2019, the fair value of the Exchangeable Senior Notes was approximately $452.0 million, categorized as a Level 2 instrument, as defined in Note 12.

NOTE 14 – LEASE OBLIGATIONS

As discussed in Note 2, the Company elected the Topic 842 transition provision that allows entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption.  Accordingly, the Topic 842 disclosures below are presented as of and for the three-month period ended March 31, 2019 only.

The Company has the following office space lease agreements in place for real properties:

Location	Approximate Square Feet	Lease Expiry Date
Dublin, Ireland	18,900	November 4, 2029
Lake Forest, Illinois	160,000	March 31, 2031
Novato, California	61,000	August 31, 2021
Brisbane, California (1)	20,100	November 19, 2019
South San Francisco, California (2)	20,000	January 31, 2030
Chicago, Illinois	9,200	December 31, 2028
Mannheim, Germany	4,800	December 31, 2020
Other	12,400	May 31, 2020 to September 15, 2022

(1)

The remaining lease term on the Brisbane, California office space is less than twelve months as of the ASU No. 2016-02 adoption date of January 1, 2019.  The Company elected not to recognize lease assets and liabilities for leases with a term of twelve months or less.

(2)

In March 2019, the Company entered into an office lease agreement for approximately 20,000 square feet of office space in South San Francisco, California.  The initial term of the lease will commence on November 1, 2019 and expire on January 31, 2030.

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method.  Rent expense was $1.6 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of March 31, 2019 (in thousands):

2019 (April to December)	$(402)
2020	6,653
2021	5,763
2022	4,539
2023	4,417
Thereafter	36,263
Total lease payments	57,233
Imputed interest	(20,156)
Total operating lease liabilities	$37,077

The Company has certain leases that provide for lease incentives payable to the Company for construction of leasehold improvements.  The cash inflows for these incentives are expected to be received in 2019 and are in excess of the Company’s expected lease payments resulting in a net cash inflow, as shown in the above table.

The weighted-average discount rate and remaining lease term for operating leases as of March 31, 2019 was 7.54% and 5.69 years, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Patheon Pharmaceuticals Inc. (“Patheon”) is obligated to manufacture PROCYSBI for the Company through December 31, 2021.  The Company must provide Patheon with rolling, non-binding forecasts of PROCYSBI, with a portion of the forecast being a firm written order.  Cambrex Profarmaco Milano (“Cambrex”) is obligated to manufacture PROCYSBI active pharmaceutical ingredient (“API”) for the Company through November 2, 2020.  The Company must provide Cambrex with rolling, non-binding forecasts, with a portion of the forecast being the minimum floor of the firm order that must be placed.  At March 31, 2019, the Company had a binding purchase commitment with Patheon for PROCYSBI of $2.3 million, to be delivered through December 2019, and with Cambrex for PROCYSBI API of $1.6 million, to be delivered through December 2020.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company.  Following the IMUKIN sale, purchases by the Company of IMUKIN inventory are expected to be sold to Clinigen.  The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least June 30, 2024.  As of March 31, 2019, the minimum binding purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $21.0 million (converted using a Dollar-to-Euro exchange rate of 1.1219) through July 2024.  As of March 31, 2019, the Company also committed to incur an additional $1.0 million for the harmonization of the drug substance manufacturing process with Boehringer Ingelheim Biopharmaceuticals.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least eighty percent of its annual world-wide bulk product requirements for KRYSTEXXA from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israeli Office of the Chief Scientist (“OCS”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the OCS.  The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order.  The first six months of the forecast are considered binding firm orders.  At March 31, 2019, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $43.0 million, to be delivered through December 31, 2026.  Additionally, purchase orders relating to the manufacture of KRYSTEXXA of $2.3 million were outstanding at March 31, 2019.

Jagotec or its affiliates are required to manufacture and supply RAYOS exclusively to the Company in bulk.  The earliest the agreement can expire is December 31, 2023, and the minimum purchase commitment is in force until December 2023.  At March 31, 2019, the minimum purchase commitment based on tablet pricing in effect under the agreement was $4.2 million through December 2023.  Additionally, purchase orders relating to the manufacture of RAYOS of $0.5 million were outstanding at March 31, 2019.  Effective January 1, 2019, the Company amended its license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura.  Under these amendments, from the earlier of the completion of certain transfer activities related to the transfer of the Company’s rights to LODOTRA in Europe, or January 1, 2020, the Company will no longer be subject to a minimum purchase commitment in respect of the supply agreement with Jagotec AG.

Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (“Nuvo”) is obligated to manufacture and supply PENNSAID 2% to the Company.  The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party.  At least ninety days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities.  At March 31, 2019, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $7.6 million, to be delivered through December 2019.

Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”) is obligated to manufacture and supply DUEXIS to the Company in final, packaged form and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia.  The agreement term extends until May 2021 and automatically renews for successive two-year terms unless terminated by either party upon two years’ prior written notice.  At March 31, 2019, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $6.7 million, to be delivered through September 2019.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, BUPHENYL, QUINSAIR, VIMOVO and MIGERGOT of $10.5 million were outstanding at March 31, 2019.  Additionally, at March 31, 2019, the Company had binding batch purchase commitments for teprotumumab of $5.4 million.

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

On March 5, 2019, the Company received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”) pursuant to the Federal False Claims Act regarding assertions that certain of the Company’s payments to pharmacy benefit managers (“PBMs”) were potentially in violation of the Anti-Kickback Statute.  The CID requests certain documents and information related to the Company’s payments to PBMs, pricing and the Company’s patient assistance program regarding DUEXIS, VIMOVO and PENNSAID 2%. The Company is cooperating with the investigation.  While the Company believes that its payments and programs are compliant with the Anti-Kickback Statute, no assurance can be given as to the timing or outcome of the DOJ’s investigation, or that it will not result in a material adverse effect on the Company’s business.

Other Agreements

Under the agreement for the acquisition of River Vision Development Corp., the Company is required to pay up to $325.0 million upon the attainment of various milestones, composed of $100.0 million related to U.S. Food and Drug Administration (“FDA”) approval and $225.0 million related to net sales thresholds for teprotumumab.  The agreement also includes a royalty payment of three percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).  Under a separate agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as “Roche”), the Company is required to pay Roche up to CHF103.0 million ($103.4 million when converted using a CHF-to-Dollar exchange rate at March 31, 2019 of 1.0047) upon the attainment of various milestones related to approval, filing and net sales thresholds for teprotumumab.  During the year ended December 31, 2017, CHF2.0 million ($2.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0169) was paid in relation to these milestones.  The agreement with Roche also includes a royalty payment of between nine percent and twelve percent of annual worldwide net sales.  Under a separate agreement with Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“LA BioMed”), the Company is required to pay LA BioMed a royalty payment of less than one percent of net sales.

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

NOTE 16 - LEGAL PROCEEDINGS

RAVICTI

On March 17, 2014, Hyperion received notice from Par Pharmaceutical, Inc. (“Par Pharmaceutical”) that it had filed an Abbreviated New Drug Application (an “ANDA”) with the FDA seeking approval for a generic version of the Company’s medicine RAVICTI.  On September 4, 2015 and November 6, 2015, the Company received notices from Lupin Limited of Lupin Limited’s Paragraph IV Patent Certification against the Company’s patents covering RAVICTI, advising that Lupin Limited had filed an ANDA with the FDA for a generic version of RAVICTI.  The Company subsequently filed suits against Par Pharmaceutical and Lupin Limited, and engaged in ANDA litigation with both in multiple venues.  All litigation with Par Pharmaceutical and Lupin Limited, relating to RAVICTI, is now settled.

The Company is still pursuing an appeal before the Federal Circuit Court of Appeals over U.S. Patent No. 9,095,559 against the United States Patent Office, seeking to overturn the Patent Trial and Appeal Board’s invalidity finding in an inter partes review (“IPR”) initiated by Lupin Limited.

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

On March 29, 2019, the Company received notice from Aurolife Pharma, Inc. (“Aurolife”) that it had filed an ANDA with the FDA seeking approval for a generic version of PENNSAID 2%.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering PENNSAID 2% are invalid and/or will not be infringed by Aurolife’s manufacture, use or sale of its generic version of PENNSAID 2%.

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

On September 27, 2018, the Company received notice from Teva Pharmaceuticals USA, Inc. (“Teva”) that it had filed an ANDA with the FDA seeking approval for a generic version of DUEXIS.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering DUEXIS are invalid and/or will not be infringed by Teva’s manufacture, use or sale of its generic version of DUEXIS.

VIMOVO

Currently, patent litigation is pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against three generic companies intending to market VIMOVO prior to the expiration of certain of the Company’s patents listed in the Orange Book.  They are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”); (ii) Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”); and (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, “Mylan”).

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

The District Court consolidated all of the cases pending against the generic companies into two separate cases for purposes of discovery.  The District Court entered final judgment for one of the consolidated cases on July 21, 2017, and both sides have appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit.  On November 19, 2018, the District Court granted Dr. Reddy’s and Mylan summary judgment ruling that U.S Patent Numbers 9,220,698 and 9,393,208 are invalid, and on January 21, 2019, it entered final judgment against the ‘698, ‘208, and U.S. Patent Number 8,945,621.  On February 21, 2019, the Company initiated an appeal of the adverse judgments on the ‘208 and ‘698 patents with the Federal Circuit Court of Appeals.  Proceedings on all remaining patents are currently stayed.

On August 24, 2017, Mylan filed a Petition for IPR against the ‘698 patent.  The Company filed its Preliminary Patent Owner Response on December 12, 2017.  On March 8, 2018, the Patent Trial and Appeals Board (the “PTAB”) instituted Mylan’s Petition for IPR.  On March 27, 2019, the PTAB vacated its institution order and dismissed the ‘698 IPR.

On December 4, 2017, Mylan filed a Petition for IPR against the ‘208 patent.  The PTAB instituted an IPR proceeding on Mylan’s Petition on June 14, 2018.  On July 2, 2018, Dr. Reddy’s file a motion seeking to join Mylan’s ‘208 IPR.  On April 1, 2019, the PTAB granted Dr. Reddy’s request to join the Mylan ‘208 IPR.

On April 29, 2019, the Company and Lupin entered into a Settlement and License Agreement (“Lupin Settlement Agreement”) under which they agreed to file stipulations of dismissal of the VIMOVO cases and pending appeals.  The Lupin Settlement Agreement also provides for a full settlement and release by each party of all claims that relate to Lupin’s generic version of VIMOVO.  Under the Lupin Settlement Agreement, the license entry date is January 1, 2025; however, Lupin may be able to enter the market earlier in certain circumstances.

 NOTE 17 – SHAREHOLDERS’ EQUITY

On February 28, 2019, the Company entered into a Rights Agreement (the “Rights Agreement”), with Computershare Trust Company, N.A., as rights agent.  The Board of Directors of the Company (the “Board”) has authorized the issuance of one ordinary share purchase right (a “Right”) for each outstanding ordinary share of the Company.  Each Right represents the right to purchase one-fifth of an ordinary share of the Company, upon the terms and subject to the conditions of the Rights Agreement.  The Rights were issued to the shareholders of record on March 11, 2019 and will expire on February 28, 2020.

The Board has adopted the Rights Agreement to enable all shareholders of the Company to realize the long-term value of their investment in the Company and to guard against attempts to acquire control of the Company at an inadequate price.  In general terms, the Rights Agreement works by causing significant dilution to any person or group that acquires 10% (or 15% in the case of an existing “13G Investor” as defined in the Rights Agreement) or more of the outstanding ordinary shares of the Company without the prior approval of the Board.  The Rights Agreement is not intended to prevent an acquisition of the Company on terms that the Board considers favorable to, and in the best interests of, all shareholders.  Rather, the Rights Agreement aims to provide the Board with adequate time to fully assess any takeover proposal and therefore comply with its fiduciary duties and to encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover.  The Rights Agreement was adopted in response to the takeover environment in general, particularly in light of the Company’s evolution into a biopharma company focused on rare diseases and rheumatology, the Phase 3 clinical trial results of its rare disease drug candidate teprotumumab announced on February 28, 2019 and the market opportunity for KRYSTEXXA and teprotumumab and was not in response to any specific approach to the Company or perceived imminent takeover proposal for the Company.  The issuance of Rights is not taxable to the Company or to shareholders and does not affect reported earnings per share.

During the three months ended March 31, 2019, the Company issued an aggregate of 14.1 million of ordinary shares in connection with the closing of its underwritten public equity offering on March 11, 2019.  The Company received a total of approximately $326.8 million after deducting underwriting discounts and other estimated offering expenses payable by the Company in connection with such offering.

During the three months ended March 31, 2019, the Company issued an aggregate of 1.8 million of ordinary shares in connection with stock option exercises and the vesting of restricted stock units.  The Company received a total of $10.0 million in net proceeds in connection with such issuances.

During the three months ended March 31, 2019, the Company made payments of $17.2 million for employee withholding taxes relating to share-based awards.

On May 2, 2019, the shareholders of the Company approved an increase in the Company’s authorized share capital of an additional 300,000,000 ordinary shares of nominal value $0.0001 per share.

On May 2, 2019, the shareholders of the Company approved the renewal of the Board’s existing authority to allot and issue ordinary shares for cash and non-cash considerations under Irish law for a five-year period to expire on May 2, 2024.  Additionally, on May 2, 2019, the shareholders of the Company approved the renewal of the Board’s existing authority to allot and issue ordinary shares for cash without first offering those ordinary shares to existing shareholders pursuant to the statutory pre-emption right that would otherwise apply under Irish law for a five-year period to expire on May 2, 2024.

NOTE 18 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at March 31, 2019, include its 2005 Stock Plan, 2011 Equity Incentive Plan, as amended, 2014 Employee Share Purchase Plan, as amended (“2014 ESPP”), Amended and Restated 2014 Equity Incentive Plan (“2014 EIP”) and 2014 Non-Employee Equity Plan, as amended (“2014 Non-Employee Plan”).  As of March 31, 2019, an aggregate of 2,084,665 ordinary shares were authorized and available for future issuance under the 2014 ESPP, an aggregate of 2,190,411 ordinary shares were authorized and available for future grants under the 2014 EIP (of which 495,665 shares are to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company)) and an aggregate of 116,163 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Plan.

On February 20, 2019, the Compensation Committee of the Board (the “Compensation Committee”) approved, subject to shareholder approval, an amendment to the 2014 EIP, increasing the number of ordinary shares that may be issued under the 2014 EIP by 9,000,000 ordinary shares, subject to adjustment for certain changes in our capitalization.  On May 2, 2019, the shareholders of the Company approved such amendment to the 2014 EIP.

On February 20, 2019, the Compensation Committee approved, subject to shareholder approval, an amendment to the 2014 Non-Employee Plan, increasing the number of ordinary shares that may be issued under the 2014 Non-Employee Equity Plan by 750,000 ordinary shares, subject to adjustment for certain changes in our capitalization.  On May 2, 2019, the shareholders of the Company approved such amendment to the 2014 Non-Employee Plan.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	11,827,765	$19.06	6.24	$37,257
Exercised	(618,324)	16.09
Forfeited	(81,555)	24.52
Expired	(91,138)	23.81
Outstanding as of March 31, 2019	11,036,748	19.15	5.94	86,791
Exercisable as of March 31, 2019	9,925,625	$19.35	5.74	$76,521

Stock options typically have a contractual term of ten years from grant date.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2019:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2018	6,772,818	$15.56
Granted	2,809,817	20.46
Vested	(1,451,576)	17.09
Forfeited	(169,049)	16.34
Outstanding as of March 31, 2019	7,962,010	$16.99

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the three months ended March 31, 2019:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2018	1,393,943
Granted	689,057	$23.73	2.7%	$23.10
Forfeited	(21,089)	16.00	2.7%	15.56
Vested	(515,629)	13.87	0.0%	13.87
Performance Based Adjustment (1)	560,746	13.87	0.0%	13.87
Outstanding as of March 31, 2019	2,107,028

(1)	Represents adjustment based on the net sales performance criteria meeting 157.4% of target as of December 31, 2018.

On January 5, 2018, the Company awarded PSUs to key executive participants (“2018 PSUs”).  Vesting of the 2018 PSUs was contingent upon receiving shareholder approval of amendments to the 2014 EIP, which were approved on May 3, 2018.  The 2018 PSUs utilize two performance metrics, a short-term component tied to business performance and a long-term component tied to total compounded annual shareholder rate of return (“TSR”), as follows:

•

30% of the 2018 PSUs that may vest (such portion of the PSU award, the “2018 Relative TSR PSUs”) are determined by reference to the level of the Company’s relative TSR over the three-year period ending December 31, 2020, as measured against the TSR of each company included in the Nasdaq Biotechnology Index (NBI) during such three-year period.  Generally, in order to earn any portion of the 2018 Relative TSR PSUs, the participant must also remain in continuous service with the Company through the earlier of January 1, 2021 or the date immediately prior to a change in control.  If a change in control occurs prior to December 31, 2020, the level of the Company’s relative TSR will be measured through the date of the change in control.

•

70% of the 2018 PSUs that may vest (such portion of the PSU award, the “2018 Net Sales PSUs”), are determined by reference to the Company’s net sales for its segments during 2018 (being the orphan and rheumatology segment and primary care segment), weighted with the orphan and rheumatology segment comprising the majority of the target sales (with respect to the total PSU award).  During the year ended December 31, 2018, the net sales performance criteria was met at 157.4% of target.  Accordingly, the first tranche of the 2018 Net Sales PSUs portion have vested and the remaining two tranches will vest in equal installments in January 2020 and January 2021, subject to the participant’s continued service with the Company through the applicable vesting dates.

On January 4, 2019, the Company awarded PSUs to key executive participants (“2019 PSUs”).  The 2019 PSUs utilize two performance metrics, a short-term component tied to business performance and a long-term component tied to relative compounded annual TSR, as follows:

•

30% of the 2019 PSUs that may vest (such portion of the PSU award, the “2019 Relative TSR PSUs”) are determined by reference to the level of the Company’s relative TSR over the three-year period ending December 31, 2021, as measured against the TSR of each company included in the Nasdaq Biotechnology Index (NBI) during such three-year period.  Generally, in order to earn any portion of the 2019 Relative TSR PSUs, the participant must also remain in continuous service with the Company through the earlier of January 1, 2022 or the date immediately prior to a change in control.  If a change in control occurs prior to December 31, 2021, the level of the Company’s relative TSR will be measured through the date of the change in control.

•	70% of the 2019 PSUs that may vest (such portion of the PSU award, the “2019 Net Sales PSUs”), are determined by reference to the Company’s net sales for its orphan and rheumatology segment.

All PSUs outstanding at March 31, 2019, may vest in a range of between 0% and 200%, based on the performance metrics described above.  The Company accounts for the 2018 PSUs and 2019 PSUs as equity-settled awards in accordance with ASC 718.  Because the value of the 2018 Relative TSR PSUs and 2019 Relative TSR PSUs are dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the 2018 Relative TSR PSUs and 2019 Relative TSR PSUs.  As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2019 PSUs during the three months ended March 31, 2019, include:

Valuation date stock price	$20.39
Expected volatility	38.9%
Risk free rate	2.6%

The value of the 2018 Net Sales PSUs and 2019 Net Sales PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full period performance against targets, and the Company adjusts the expense quarterly.

On January 4, 2019, the Company awarded a company-wide grant of PSUs (the “Teprotumumab PSUs”).  Vesting of the Teprotumumab PSUs was contingent upon receiving shareholder approval of amendments to the 2014 EIP, which approval was received on May 2, 2019.  Additionally, the Teprotumumab PSUs are generally eligible to vest contingent upon receiving approval of teprotumumab from the FDA no later than September 30, 2020 and the employee’s continued service with the Company.  At March 31, 2019, there were 1,583,006 Teprotumumab PSUs outstanding pending shareholder approval.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Share-based compensation expense
Cost of goods sold	$1,039	$783
Research and development	2,636	2,440
Selling, general and administrative	23,873	24,610
Total share-based compensation expense	$27,548	$27,833

During the three months ended March 31, 2019 and 2018, the Company recognized $2.5 million of tax benefit and $0.4 million of tax detriment, respectively, related to share-based compensation resulting from the current share prices in effect at the time of the exercise of stock options and vesting of restricted stock units.  As of March 31, 2019, the Company estimates that pre-tax unrecognized compensation expense of $181.3 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the first quarter of 2022.  The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

Cash Incentive Program

On January 5, 2018, the Compensation Committee approved a performance cash incentive program for the Company’s executive leadership team, including its executive officers (the “Cash Incentive Program”).  Participants receiving awards under the Cash Incentive Program are eligible to earn a cash bonus based upon the achievement of specified Company goals, which both performance criteria were met on or before December 31, 2018.  The Company determined that the cash bonus award under the Cash Incentive Program is to be paid out at the maximum 150% target level of $14.1 million.  The first installment was paid in January 2019, and the remaining installments will vest and become payable in January 2020 and 2021, subject to the participant’s continued services with the Company through the applicable vesting dates, the date of any earlier change in control, or a termination due to death or disability.

The Company accounted for the Cash Incentive Program as a deferred compensation plan under ASC 710 and is recognizing the payout expense using straight-line recognition through the end of the 36-month vesting period.  During the three months ended March 31, 2019 and 2018, the Company recorded an expense of $1.2 million and $1.3 million, respectively, to the condensed consolidated statement of comprehensive loss related to the Cash Incentive Program.

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

The following table presents the (benefit) expense for income taxes for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Loss before (benefit) expense for income taxes	$(34,783)	$(147,711)
(Benefit) expense for income taxes	(1,920)	945
Net loss	$(32,863)	$(148,656)

During the three months ended March 31, 2019, the Company recorded a benefit for income taxes of $1.9 million.  During the three months ended March 31, 2018, the Company recorded an expense for income taxes of $0.9 million.  The benefit for income taxes recorded during the three months ended March 31, 2019 resulted primarily from the tax benefits recognized on share-based compensation and the mix of pre-tax income and losses incurred in various tax jurisdictions.

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

Unless otherwise indicated or the context otherwise requires, references to “Horizon”, “we”, “us” and “our” refer to Horizon Therapeutics plc (formerly known as Horizon Pharma plc) and its consolidated subsidiaries.

When accounting for business combinations under ASC Topic 805, Business Combinations, we previously separately identified and recorded at fair value intangible assets acquired and their related third-party contingent royalties at the date of acquisition. Third-party contingent royalties are royalties payable to parties other than sellers of the businesses.  Effective January 1, 2019, we retrospectively changed our accounting for business combinations and will record acquired intangible assets and their related third-party contingent royalties on a net basis, or the New Method.  We changed our accounting principle on the basis that the use of the New Method is preferable primarily due to improved comparability with our peers.  We adjusted the accompanying condensed consolidated balance sheet as at December 31, 2018, and the condensed consolidated statement of comprehensive loss and of cash flows for the three months ended March 31, 2018, and the adjusted amounts are presented herein.

OUR BUSINESS

Horizon is focused on researching, developing and commercializing medicines that address critical needs for people impacted by rare and rheumatic diseases.  Our pipeline is purposeful: we apply scientific expertise and courage to bring clinically meaningful therapies to patients.  We believe science and compassion must work together to transform lives.

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

Acquisitions and Divestitures

Since January 1, 2018, we completed the following acquisitions and divestitures:

•

Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura Group plc, or Vectura.  Under these amendments, we agreed to transfer all economic benefits of LODOTRA® in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  We no longer recorded LODOTRA revenue from January 1, 2019.

•

On December 28, 2018 we sold our rights to RAVICTI and AMMONAPS (known as BUPHENYL in the United States) outside of North America and Japan to Medical Need Europe AB, part of the Immedica Group, or the Immedica transaction.  We previously distributed RAVICTI and AMMONAPS through a commercial partner in Europe and other non-U.S. markets.  We have retained the rights to RAVICTI and BUPHENYL in North America and Japan.

•

On July 24, 2018, we sold the rights to interferon gamma-1b (known as IMUKIN outside the United States) in all territories outside of the United States, Canada and Japan to Clinigen Group plc, or Clinigen, for an upfront payment and a potential additional contingent consideration payment, or the IMUKIN sale.

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

On May 2, 2019, our shareholders approved changing our name from “Horizon Pharma Public Limited Company” to “Horizon Therapeutics Public Limited Company”.  We believe that the name “Horizon Therapeutics Public Limited Company” better reflects our long-term strategy to develop and commercialize innovative new medicines to address rare diseases with very few effective options.

Orphan and Rheumatology

RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL and QUINSAIR are our marketed orphan medicines – all for rare diseases.  Our strategy for RAVICTI is to drive growth through increased awareness and diagnosis of urea cycle disorders; to drive conversion to RAVICTI from older-generation nitrogen scavengers, such as generic forms of sodium phenylbutyrate based on the medicine’s differentiated benefits; and to increase awareness of label expansion of RAVICTI to position the medicine as first line of therapy.  With respect to PROCYSBI, our strategy is to drive conversion of patients to PROCYSBI from older-generation immediate-release capsules of cysteamine bitartrate; increase the uptake of diagnosed but untreated patients; identify previously undiagnosed patients who are suitable for treatment; and increase awareness of the expanded label to position PROCYSBI as a first line of therapy.  Our strategy with respect to ACTIMMUNE includes increasing awareness and diagnosis of chronic granulomatous disease and increasing the persistence of and adherence to treatment.

With our May 2017 acquisition of River Vision Development Corp., or River Vision, we added the late-stage rare disease biologic medicine candidate teprotumumab to our pipeline.  Teprotumumab targets the treatment of thyroid eye disease, or TED, a debilitating autoimmune condition for which there is no approved treatment.  Our strategy for teprotumumab is to support its continued clinical development and pursue regulatory approval.

On February 28, 2019, we reported statistically significant topline results from our Phase 3 confirmatory trial evaluating teprotumumab for the treatment of active TED.  The study met its primary endpoint of the percentage of study participants with a 2 mm or more reduction in proptosis, or bulging of the eye, which is the main cause of morbidity in TED, at 24 weeks of treatment.  The percent of patients treated with teprotumumab who had a meaningful improvement in proptosis was 82.9 percent compared to 9.5 percent of placebo patients, demonstrating the potential for teprotumumab to be a disease-modifying treatment.  In addition, all secondary endpoints were met, and the safety profile was consistent with the Phase 2 study of teprotumumab in TED, which also met its primary endpoint and secondary endpoints, with the results published in The New England Journal of Medicine.  We expect to submit a biologics license application in mid-2019, with the potential for approval in 2020.  The River Vision acquisition further demonstrates our commitment to rare disease medicines and expands and diversifies our rare disease medicine pipeline to support sustainable longer-term growth.

The rare disease medicine KRYSTEXXA is our primary marketed rheumatology medicine, the only approved medicine indicated for the treatment of uncontrolled gout, or gout that is refractory (unresponsive) to conventional therapies.  We are focused on optimizing and maximizing the peak sales potential of KRYSTEXXA by expanding our commercialization efforts as well as investing in education, patient and physician outreach that demonstrates the benefits KRYSTEXXA offers in treating uncontrolled gout.  In addition, we are investing in clinical development programs to increase the number of patients who can benefit from KRYSTEXXA by evaluating ways to improve its response rate.  We believe that KRYSTEXXA represents a significant opportunity as a growth driver within our orphan and rheumatology segment.  We also market the rheumatology medicine RAYOS.

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

We market all of our medicines in the United States through our field sales force, which numbered approximately 415 representatives as of March 31, 2019.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2019 and 2018

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

	For the Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Net sales	$280,371	$223,881	$56,490
Cost of goods sold	88,142	110,288	(22,146)
Gross profit	192,229	113,593	78,636
Operating expenses:
Research and development	21,725	17,645	4,080
Selling, general and administrative	172,299	179,599	(7,300)
Impairment of long-lived assets	—	33,647	(33,647)
Total operating expenses	194,024	230,891	(36,867)
Operating loss	(1,795)	(117,298)	115,503
Other expense, net:
Interest expense, net	(27,530)	(30,454)	2,924
Loss on debt extinguishment	(5,586)	—	(5,586)
Foreign exchange loss	(61)	(110)	49
Other income, net	189	151	38
Total other expense, net	(32,988)	(30,413)	(2,575)
Loss before (benefit) expense for income taxes	(34,783)	(147,711)	112,928
(Benefit) expense for income taxes	(1,920)	945	(2,865)
Net loss	$(32,863)	$(148,656)	$115,793

Net sales.  Net sales increased $56.5 million, or 25.2%, to $280.4 million during the three months ended March 31, 2019, from $223.9 million during the three months ended March 31, 2018.  The increase in net sales during the three months ended March 31, 2019, was due to an increase in net sales in our primary care segment of $42.9 million and an increase in net sales in our orphan and rheumatology segment of $13.6 million.

The following table reflects net sales by medicine for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,		Change	Change
	2019	2018	$	%
KRYSTEXXA	$52,257	$46,718	$5,539	12%
RAVICTI	49,903	49,093	810	2%
PROCYSBI	39,571	34,934	4,637	13%
ACTIMMUNE	21,746	24,857	(3,111)	(13)%
RAYOS	19,424	10,690	8,734	82%
BUPHENYL	2,770	5,742	(2,972)	(52)%
QUINSAIR	168	122	46	38%
LODOTRA	—	115	(115)	(100)%
Orphan and Rheumatology net sales	$185,839	$172,271	$13,568	8%

PENNSAID 2%	50,189	26,803	23,386	87%
DUEXIS	29,457	15,677	13,780	88%
VIMOVO	14,043	8,379	5,664	68%
MIGERGOT	843	751	92	12%
Primary care net sales	$94,532	$51,610	$42,922	83%

Total net sales	$280,371	$223,881	$56,490	25%

Orphan and Rheumatology

KRYSTEXXA.  Net sales increased $5.5 million, or 12%, to $52.2 million during the three months ended March 31, 2019, from $46.7 million during the three months ended March 31, 2018.  Net sales increased by approximately $16.0 million resulting from volume growth, partially offset by a decrease of approximately $10.5 million due to lower net pricing.

RAVICTI.  Net sales increased $0.8 million, or 2%, to $49.9 million during the three months ended March 31, 2019, from $49.1 million during the three months ended March 31, 2018.  Net sales in the United States increased by approximately $1.9 million, which was composed of an increase of approximately $7.7 million resulting from volume growth, partially offset by a decrease of approximately $5.8 million due to lower net pricing.  Net sales outside the United States decreased by approximately $1.1 million primarily as a result of the Immedica transaction in December 2018.

PROCYSBI.  Net sales increased $4.6 million, or 13%, to $39.5 million during the three months ended March 31, 2019, from $34.9 million during the three months ended March 31, 2018.  Net sales increased by approximately $4.8 million resulting from volume growth, partially offset by a decrease of approximately $0.2 million due to lower net pricing.

ACTIMMUNE.  Net sales decreased $3.1 million, or 13%, to $21.7 million during the three months ended March 31, 2019, from $24.8 million during the three months ended March 31, 2018.  Net sales decreased by approximately $2.0 million resulting from lower volume and by approximately $1.1 million due to lower net pricing.

RAYOS.  Net sales increased $8.7 million, or 82%, to $19.4 million during the three months ended March 31, 2019, from $10.7 million during the three months ended March 31, 2018.  Net sales increased by approximately $10.1 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $1.4 million due to lower volume.

BUPHENYL.  Net sales decreased $3.0 million, or 52%, to $2.7 million during the three months ended March 31, 2019, from $5.7 million during the three months ended March 31, 2018.  Net sales decreased by approximately $4.3 million resulting from lower volume, partially offset by an increase of approximately $1.3 million due to higher net pricing.

LODOTRA.  Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura.  Under these amendments, we agreed to transfer all economic benefits of LODOTRA in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  Effective January 1, 2019, we no longer record LODOTRA revenue.

Primary Care

PENNSAID 2%.  Net sales increased $23.4 million, or 87%, to $50.2 million during the three months ended March 31, 2019, from $26.8 million during the three months ended March 31, 2018.  Net sales increased by approximately $27.6 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $4.2 million due to lower volume.

DUEXIS.  Net sales increased $13.8 million, or 88%, to $29.5 million during the three months ended March 31, 2019, from $15.7 million during the three months ended March 31, 2018.  Net sales increased by approximately $14.3 million due to higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $0.5 million resulting from lower volume.

VIMOVO.  Net sales increased $5.7 million, or 68%, to $14.1 million during the three months ended March 31, 2019, from $8.4 million during the three months ended March 31, 2018.  Net sales increased by approximately $7.0 million due to higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $1.3 million resulting from lower volume.

MIGERGOT.  Net sales were $0.8 million during each of the three months ended March 31, 2019 and 2018.

The table below reconciles our gross to net sales for the three months ended March 31, 2019 and 2018 (in millions, except percentages):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$945.2	100.0%	$954.4	100.0%
Adjustments to gross sales:
Prompt pay discounts	(17.8)	(1.9)%	(17.6)	(1.8)%
Medicine returns	(5.1)	(0.5)%	(6.5)	(0.7)%
Co-pay and other patient assistance	(417.8)	(44.2)%	(486.9)	(51.0)%
Commercial rebates and wholesaler fees	(110.4)	(11.7)%	(136.4)	(14.3)%
Government rebates and chargebacks	(113.7)	(12.0)%	(83.1)	(8.7)%
Total adjustments	(664.8)	(70.3)%	(730.5)	(76.5)%
Net sales	$280.4	29.7%	$223.9	23.5%

During the three months ended March 31, 2019, co-pay and other patient assistance, as a percentage of gross sales, decreased to 44.2% from 51.0% during the three months ended March 31, 2018, primarily due to lower utilization of our patient assistance programs.

During the three months ended March 31, 2019, government rebates and chargebacks, as a percentage of gross sales, increased to 12.0% from 8.7% during the three months ended March 31, 2018, primarily as a result of a change in the mix of medicines sold.

Additionally, on January 1, 2019, the 340B ceiling price rule became effective.  With respect to KRYSTEXXA, the “additional rebate” scheme of the 340B pricing program has resulted in a 340B ceiling price of one penny.  A material portion of KRYSTEXXA infusions (approximately twenty to twenty-five percent) are performed at institutions that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales from KRYSTEXXA.

Cost of Goods Sold.  Cost of goods sold decreased $22.1 million to $88.2 million during the three months ended March 31, 2019, from $110.3 million during the three months ended March 31, 2018.  As a percentage of net sales, cost of goods sold was 31.4% during the three months ended March 31, 2019, compared to 49.3% during the three months ended March 31, 2018.  The decrease in cost of goods sold was primarily attributable to a $17.0 million decrease in inventory step-up expense.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on our gross profit, gross margin percentage and net income (loss) for all affected periods, we disclose balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements.  The decrease in inventory step-up expense of $17.0 million recorded to cost of goods sold during the three months ended March 31, 2019, compared to the prior year period was due to KRYSTEXXA inventory step-up being fully expensed by March 31, 2018, resulting in no material inventory step-up expense being recorded during the three months ended March 31, 2019, compared to KRYSTEXXA inventory step-up expense of $17.0 million recorded during the three months ended March 31, 2018.

Research and Development Expenses.  Research and development expenses increased $4.1 million to $21.7 million during the three months ended March 31, 2019, from $17.6 million during the three months ended March 31, 2018.  The increase was primarily attributable to an upfront payment of $2.0 million made under our collaboration agreement with HemoShear Therapeutics, LLC, or HemoShear.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $7.3 million to $172.3 million during the three months ended March 31, 2019, from $179.6 million during the three months ended March 31, 2018.  The decrease was primarily attributable to a decrease in legal fees.

Impairment of Long-Lived Asset. During the three months ended March 31, 2018, we recorded an impairment of $33.6 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a Patented Medicine Prices Review Board review.

Interest Expense, Net.  Interest expense, net, decreased $3.0 million to $27.5 million during the three months ended March 31, 2019, from $30.5 million during the three months ended March 31, 2018.  The decrease in expense was primarily due to an increase in interest income of $3.6 million.

(Benefit) Expense for Income Taxes.  During the three months ended March 31, 2019, we recorded a benefit for income taxes of $1.9 million compared to an expense for income taxes of $0.9 million during the three months ended March 31, 2018.  The benefit for income taxes recorded during the three months ended March 31, 2019, resulted primarily from the tax benefits recognized on share-based compensation and the mix of pre-tax income and losses incurred in various tax jurisdictions.

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total loss before (benefit) expense for income taxes for the three months ended March 31, 2019 and 2018.

Orphan and Rheumatology

The following table reflects our orphan and rheumatology net sales and segment operating income for the three months ended March 31, 2019 and 2018 (in thousands, except percentages).

	For the Three Months Ended March 31,
	2019	2018	Change	% Change
Net sales	$185,839	$172,271	$13,568	8%
Segment operating income	46,677	43,104	3,573	8%

The increase in orphan and rheumatology net sales during the three months ended March 31, 2019 is described in the Consolidated Results section above.

Segment operating income. Orphan and rheumatology segment operating income increased $3.6 million to $46.7 million during the three months ended March 31, 2019, from $43.1 million during the three months ended March 31, 2018.  The increase was primarily attributable to an increase in net sales of $13.6 million as described above, partially offset by an increase in selling, general and administrative expenses of $8.0 million primarily due to marketing program costs related to KRYSTEXXA.

Primary Care

The following table reflects our primary care net sales and segment operating income for the three months ended March 31, 2019 and 2018 (in thousands, except percentages).

	For the Three Months Ended March 31,
	2019	2018	Change	% Change
Net sales	$94,532	$51,610	$42,922	83%
Segment operating income (loss)	41,446	(9,573)	51,019	533%

The increase in primary care net sales during the three months ended March 31, 2019 is described in the Consolidated Results section above.

Segment operating income (loss). Primary care segment operating income increased $51.0 million to $41.4 million during the three months ended March 31, 2019, from a $9.6 million operating loss during the three months ended March 31, 2018.  The increase was primarily attributable to an increase in net sales of $42.9 million as described above and a decrease in sales and marketing costs of $6.0 million.

 NON-GAAP FINANCIAL MEASURES

EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures.  These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability.  Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, upfront and milestone payments related to license and collaboration agreements, drug substance harmonization costs, fees related to refinancing activities, restructuring and realignment costs and charges related to discontinuation of the Friedreich’s ataxia program, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, non-cash interest expense, long-lived assets impairment charges, loss on debt extinguishments and other non-cash adjustments.  Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred.  We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures.  We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance.  The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods.  In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance.  For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements.  These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net loss to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2019	2018
GAAP net loss	$(32,863)	$(148,656)
Depreciation (1)	1,473	1,552
Amortization and step-up:
Intangible amortization expense (2)	57,417	60,883
Inventory step-up expense (3)	115	17,076
Interest expense, net (including amortization of debt discount and deferred financing costs)	27,530	30,454
(Benefit) expense for income taxes	(1,920)	945
EBITDA	51,752	(37,746)
Other non-GAAP adjustments:
Acquisition/divestiture-related costs (4)	1,345	4,653
Restructuring and realignment costs (5)	20	3,342
Impairment of long-lived assets (6)	—	33,647
Share-based compensation (7)	27,548	27,833
Loss on debt extinguishment (8)	5,586	—
Charges related to discontinuation of Friedreich’s ataxia program (9)	(79)	950
Drug substance harmonization costs (10)	80	804
Upfront and milestones payments related to license and collaboration agreements (11)	2,000	90
Fees related to refinancing activities (12)	142	27
Total of other non-GAAP adjustments	36,642	71,346
Adjusted EBITDA	$88,394	$33,600

	For the Three Months Ended March 31,
	2019	2018
GAAP net loss	$(32,863)	$(148,656)
Non-GAAP adjustments:
Acquisition/divestiture-related costs (4)	1,345	4,653
Restructuring and realignment costs (5)	20	3,342
Amortization and step-up:
Intangible amortization expense (2)	57,417	60,883
Inventory step-up expense (3)	115	17,076
Amortization of debt discount and deferred financing costs (13)	5,912	5,496
Impairment of long-lived assets (6)	—	33,647
Share-based compensation (7)	27,548	27,833
Loss on debt extinguishment (8)	5,586	—
Upfront and milestone payments related to license and collaboration agreements (11)	2,000	90
Depreciation (1)	1,473	1,552
Fees related to refinancing activities (12)	142	27
Drug substance harmonization costs (10)	80	804
Charges relating to discontinuation of Friedreich's ataxia program (9)	(79)	950
Total of pre-tax non-GAAP adjustments	101,559	156,353
Income tax effect of pre-tax non-GAAP adjustments (14)	(14,751)	32,995
Other non-GAAP income tax adjustments (15)	—	(35,893)
Total non-GAAP adjustments	86,808	153,455
Non-GAAP Net Income	$53,945	$4,799
Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	172,789,209	164,549,502

Non-GAAP Earnings Per Share – Basic
GAAP loss per share – Basic	$(0.19)	$(0.90)
Non-GAAP adjustments	0.50	0.93
Non-GAAP earnings per share – Basic	$0.31	$0.03

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	172,789,209	164,549,502
Ordinary share equivalents	7,496,024	3,201,430
Weighted average ordinary shares – Diluted	180,285,233	167,750,932

Non-GAAP Earnings Per Share – Diluted
GAAP loss per share – Diluted	$(0.19)	$(0.90)
Non-GAAP adjustments	0.50	0.93
Diluted earnings per share effect of ordinary share equivalents	(0.01)	—
Non-GAAP earnings per share – Diluted	$0.30	$0.03

(1)	Represents depreciation expense related to our property, equipment, software and leasehold improvements.

(2)

Intangible amortization expenses are associated with our intellectual property rights, developed technology and customer relationships related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, LODOTRA, MIGERGOT, PENNSAID 2%, PROCYSBI, RAVICTI, VIMOVO and RAYOS.

(3)	During the three months ended March 31, 2018, we recognized in cost of goods sold $17.1 million for inventory step-up expense primarily related to KRYSTEXXA inventory sold.

(4)	Represents expenses, including legal and consulting fees, incurred in connection with our acquisitions and divestitures.

(5)	Represents expenses, including severance costs and consulting fees, related to restructuring and realignment activities.

(6)	Impairment of long-lived assets during the three months ended March 31, 2018, relates to the write-off of the book value of developed technology related to PROCYSBI in Canada and Latin America.

(7)

Represents share-based compensation expense associated with our stock option, restricted stock unit and performance stock unit grants to our employees and non-employees and our employee share purchase plan.

(8)

During the three months ended March 31, 2019, we recorded a loss on debt extinguishment of $5.6 million in the condensed consolidated statement of comprehensive loss, which reflects the write-off of the deferred financing and debt discount fees related to the $300.0 million term loan repayment.

(9)	Represents expenses incurred relating to discontinuation of Friedreich’s ataxia program and a reduction to previous charges recorded.

(10)

During the year ended December 31, 2016, we entered into a definitive agreement to acquire certain rights to interferon gamma-1b, marketed as IMUKIN in an estimated thirty countries primarily in Europe and the Middle East, or the IMUKIN purchase agreement.  We already owned the rights to interferon gamma-1b marketed as ACTIMMUNE in the United States, Canada and Japan.  In connection with the IMUKIN purchase agreement, we also committed to pay our contract manufacturer certain amounts related to the harmonization of the manufacturing processes for ACTIMMUNE and IMUKIN drug substance, or the harmonization program.  At the time we entered into the IMUKIN purchase agreement and the harmonization program commitment was made, we had anticipated achieving certain benefits should the Phase 3 clinical trial evaluating ACTIMMUNE for the treatment of Friedreich’s ataxia, or FA, be successful.  If the study had been successful and if U.S. marketing approval had subsequently been obtained, we had forecasted significant increases in demand for the medicine and the harmonization program would have resulted in significant benefits for us.  Following our discontinuation of the FA program, we determined that certain assets, including an upfront payment related to the IMUKIN purchase agreement, were impaired, and the costs under the harmonization program would no longer have benefit to us and should be expensed as incurred.

(11)	During the three months ended March 31, 2019, we recorded an upfront cash payment of $2.0 million to the collaboration agreement with HemoShear.

(12)	Represents arrangement and other fees relating to our refinancing activities.

(13)	Represents amortization of debt discount and deferred financing costs associated with our debt.

(14)

Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment.

(15)

Following Notice 2018-28, issued by the U.S. Treasury Department and the U.S. Internal Revenue Service on April 2, 2018 and in accordance with the measurement period provisions under Staff Accounting Bulletin No. 118, or SAB 118, during the three months ended March 31, 2019 we reinstated the deferred tax asset previously written off during the year ended December 31, 2018, related to our U.S. interest expense carry forwards under Section 163(j) of the Internal Revenue Code of 1986, as amended, based on the revised U.S. federal tax rate of 21 percent.  The impact of the deferred tax asset reinstatement in accordance with SAB 118 was a $35.9 million increase to our benefit for income taxes and a corresponding decrease to the U.S. group net deferred tax liability position.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of March 31, 2019, we had an accumulated deficit of $1,211.6 million.  We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines but we believe these cost increases will be more than offset by higher net sales and gross profits.  Additionally, we expect that our research and development costs will increase as we acquire or license more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years.  As of March 31, 2019, we had $1,032.8 million in cash and cash equivalents and total debt with a book value of $1,608.1 million and face value of $1,693.0 million.  We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next twelve months from the issuance of the financial statements in this Quarterly Report on Form 10-Q.  Part of our strategy is to expand and leverage our commercial capabilities and to develop a pipeline of rare disease medicine candidates by researching, developing and commercializing innovative medicines that address unmet treatment needs for rare and rheumatic diseases.  To the extent we enter into transactions to acquire medicines or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings, or through the use of cash on hand.

Underwritten Public Equity Offering

On March 11, 2019, we closed an underwritten public equity offering of 14.1 million ordinary shares at a price to the public of $24.50 per share, resulting in net proceeds of approximately $326.8 million after deducting underwriting discounts and other estimated offering expenses payable by us.  This included the exercise in full by the underwriters of their option to purchase up to 1.8 million additional ordinary shares.

Amendment to Credit Agreement and Debt Repayment

On March 11, 2019, Horizon Pharma USA, Inc., our wholly owned subsidiary, or the Borrower, received $200.0 million aggregate principal amount of revolving commitments, or the New Incremental Revolving Commitments, pursuant to an amendment to our Credit Agreement.  The New Incremental Revolving Commitments were established pursuant to an incremental facility, or the Revolving Credit Facility, and will provide the Borrower with $200.0 million of additional borrowing capacity, which includes a $50.0 million letter of credit sub-facility.  The New Incremental Revolving Commitments will terminate in March 2024.  Borrowings under the Revolving Credit Facility are available for general corporate purposes. As of March 31, 2019, the Revolving Credit Facility was undrawn.

On March 18, 2019, the Borrower completed the repayment of $300.0 million of the outstanding principal amount of term loans under our Credit Agreement.  Following this repayment, the outstanding principal balance of term loans under our Credit Agreement was $518.0 million and total aggregate outstanding principal amount of indebtedness was $1,693.0 million.

On April 1, 2019, we delivered a notice of partial optional redemption of $250.0 million of the 6.625% Senior Notes due 2023, or the 2023 Senior Notes, to the trustee under the indenture governing the 2023 Senior Notes and the holders of the 2023 Senior Notes, which were redeemed on May 1, 2019. In connection with this early redemption, we paid a premium of $8.3 million on May 1, 2019.  Following such redemption, the total aggregate outstanding principal amount of indebtedness was $1,443.0 million.

For a more detailed description of our debt agreements, see Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

In addition, the indentures governing our 8.750% Senior Notes due 2024 and 6.625% Senior Notes due 2023 and our Credit Agreement impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales or merger transactions, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries; and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

During the three months ended March 31, 2019, we issued an aggregate of 1.8 million of our ordinary shares in connection with stock option exercises and the vesting of restricted stock units. We received a total of $10.0 million in proceeds in connection with stock options exercised.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Cash, cash equivalents and restricted cash	$1,036,539	$680,720
Cash provided by (used in):
Operating activities	56,168	(60,811)
Investing activities	(1,849)	(12,665)
Financing activities	20,621	(4,683)

Operating Cash Flows

During the three months ended March 31, 2019, net cash provided by operating activities of $56.2 million was primarily attributable to cash collections from net sales, partially offset by payments made during the first quarter of 2019 related to patient assistance costs and commercial rebates for our primary care medicines.

During the three months ended March 31, 2018, net cash used in operating activities was $60.8 million.  Our net cash outflow reflects payments made during the first quarter of 2018 related to patient assistance costs and commercial rebates for our primary care medicines.

Investing Cash Flows

During the three months ended March 31, 2019, net cash used in investing activities of $1.8 million was primarily attributable to the purchases of property and equipment.

During the three months ended March 31, 2018 net cash used in investing activities of $12.7 million was primarily associated with the $12.0 million upfront amount paid to MedImmune LLC to license HZN-003 (formerly MEDI4945).

Financing Cash Flows

During the three months ended March 31, 2019, net cash provided by financing activities of $20.6 million was primarily attributable to net proceeds from the issuance of ordinary shares of $327.8 million, partially offset by the repayment of term loans of $300.0 million.

During the three months ended March 31, 2018, net cash used in financing activities was primarily attributable to the payment of employee withholding taxes related to share-based awards of $3.5 million and repayment of term loans of $2.1 million.

Financial Condition as of March 31, 2019 compared to December 31, 2018

Accounts receivable, net.  Accounts receivable, net, decreased $60.8 million, from $464.7 million as of December 31, 2018 to $403.9 million as of March 31, 2019.  The decrease was due to lower gross sales of our medicines during the first quarter of 2019 when compared to the fourth quarter of 2018.

Developed technology, net.  Developed technology, net, decreased $57.2 million, from $1,945.6 million as of December 31, 2018 to $1,888.4 million as of March 31, 2019.  The decrease was due to the amortization of developed technology of $57.2 million during the three months ended March 31, 2019.

Other assets.  Other assets increased $35.8 million, from $9.0 million as of December 31, 2018 to $44.8 million as of March 31, 2019.  Upon adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU No. 2016-02, on January 1, 2019, we established $37.1 million of liabilities and corresponding lease assets of $34.9 million on the condensed consolidated balance sheet for leases, primarily related to operating leases on rented office properties, that existed as of the January 1, 2019, adoption date.

Long-term debt – current portion.  Long-term debt – current portion increased $250.0 million, from zero as of December 31, 2018 to $250.0 million as of March 31, 2019.  This was due to the reclassification from long-term debt, net of current, to long-term debt-current portion following the notice of partial optional redemption of $250.0 million of the 2023 Senior Notes to the trustee under the indenture governing the 2023 Senior Notes and the holders of the 2023 Senior Notes, which notes were subsequently redeemed on May 1, 2019.  See Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

Accrued expenses.  Accrued expenses decreased $18.5 million, from $215.7 million as of December 31, 2018 to $197.2 million as of March 31, 2019.  This was primarily due to a decrease in payroll-related expenses of $31.8 million, partially offset by an increase of $11.6 million in accrued interest.

Accrued trade discounts and rebates.  Accrued trade discounts and rebates decreased $50.9 million, from $457.8 million as of December 31, 2018 to $406.9 million as of March 31, 2019.  This was primarily due to a $40.9 million decrease in accrued co-pay and other patient assistance costs and a $26.3 million decrease in accrued commercial rebates and wholesaler fees, partially offset by a $16.3 million increase in accrued government rebates and chargebacks.

Long-term debt, net of current.  Long-term debt, net of current, decreased $543.2 million, from $1,564.5 million as of December 31, 2018 to $1,021.3 million as of March 31, 2019.  The decrease was primarily related to the repayment of $300.0 million of the outstanding principal amount of term loans under our Credit Agreement on March 18, 2019 and a $250.0 million reclassification from long-term debt, net of current, to long-term debt-current portion relating to the 2023 Senior Notes, which were partially redeemed on May 1, 2019.  See Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

Other long-term liabilities.  Other long-term liabilities increased $30.7 million, from $38.7 million as of December 31, 2018 to $69.4 million as of March 31, 2019.  This was primarily due to $32.9 million related to long-term lease liabilities as of March 31, 2019.  Upon adoption of ASU No. 2016-02 on January 1, 2019, we established $37.1 million of liabilities and corresponding lease assets of $34.9 million on the condensed consolidated balance sheet for leases, primarily related to operating leases on rented office properties, that existed as of the January 1, 2019, adoption date.

Contractual Obligations

During the three months ended March 31, 2019, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for our entry into the following commitments described below.

On March 18, 2019, the Borrower completed the repayment of $300.0 million of the outstanding principal amount of term loans under our Credit Agreement.  Following this repayment, the outstanding principal balance of term loans under our Credit Agreement was $518.0 million and total aggregate outstanding principal amount of indebtedness was $1,693.0 million.

On May 1, 2019, we redeemed $250.0 million of the 2023 Senior Notes under the indenture governing the 2023 Senior Notes.

In addition, on April 16, 2019, we entered into a binding purchase commitment with CMC Biologics A/S for teprotumumab drug substance of $39.7 million (converted using a Dollar-to-Euro exchange rate of 1.1219), to be paid in staged payments from July 2019 through September 2020 and to be delivered through September 2020.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses.  Certain of these policies are considered critical as these most significantly impact a company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Actual results may vary from these estimates.  A summary of our significant accounting policies is included in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2018.

Effective January 1, 2019 we adopted ASU No. 2016-02.  See Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for details of the impact of this adoption.  We modified our critical accounting policies related to leases following the adoption of ASU No. 2016-02, and our updated policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Effective January 1, 2019, we retrospectively changed our accounting for business combinations under ASC Topic 805, Business Combinations and will record acquired intangible assets and their related third-party contingent royalties on a net basis.  Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for our updated policy.

During the three months ended March 31, 2019, other than the adoption of ASU No. 2016-02 and the resulting changes to our lease critical accounting policy and the changes to our accounting policy for contingent royalties and intangible assets as a result of our change in accounting for business combinations under ASC Topic 805, Business Combinations, there have been no significant changes in our application of our critical accounting policies.

OFF-BALANCE SHEET ARRANGEMENTS

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 15, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.  We are subject to interest rate fluctuation exposure through our borrowings under the Credit Agreement and our investment in money market accounts which bear a variable interest rate.  Loans under the Credit Agreement bear interest, at our option, at a rate equal to either the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin of 3.00% per annum (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.00%.  The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50% and (d) 2.00%.  Our approximately $518.0 million of October 2018 Refinancing Loans are based on LIBOR.  As of March 31, 2019, the Revolving Credit Facility was undrawn.  The one month LIBOR rate as of April 29, 2019, which was the most recent date the interest rate on the term loan was fixed, was 2.5%, and as a result, the interest rate on our borrowings is currently 5.5% per annum.  Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, intends to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR.

An increase of 100 basis points (1.00%) in the interest rate on our outstanding loans at the date of filing of this Quarterly Report on Form 10-Q would increase our interest expense related to the Credit Agreement by $5.2 million per year.

The goals of our investment policy are to preserve capital, fulfill liquidity needs and maintain fiduciary control of cash.  To achieve our goal of maximizing income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds.  Because of the short-term maturities of our cash equivalents, we do not believe that a decrease in interest rates would have any material negative impact on the fair value of our cash equivalents.

Foreign Currency Risk. Our purchase costs of teprotumumab and ACTIMMUNE inventory is principally denominated in Euros and is subject to foreign currency risk.  We have contracts relating to RAVICTI, QUINSAIR and PROCYSBI for sales in Canada which sales are subject to foreign currency risk.  We also incur certain operating expenses in currencies other than the U.S. dollar in relation to our Irish operations and foreign subsidiaries.  Therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro and the Canadian dollar.

Inflation Risk.  We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Credit Risk.  Historically, our accounts receivable balances have been highly concentrated with a select number of customers consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of March 31, 2019, and December 31, 2018, our top four customers accounted for approximately 85% of our total outstanding accounts receivable balances.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  During the quarter ended March 31, 2019, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 16, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

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

With respect to our rare disease medicines, RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL, QUINSAIR and KRYSTEXXA, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for label expansion and more effective use through clinical trials.  With respect to RAVICTI and PROCYSBI, our strategy includes accelerating the transition of patients from first-generation therapies, and increasing the diagnosis of the associated rare conditions through patient and physician outreach.  Our strategy with respect to KRYSTEXXA includes supporting three pillars of growth: existing rheumatology account growth, new rheumatology account growth and accelerating nephrology growth.

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

Our strategy for RAYOS in the United States is to focus on the rheumatology indications approved for RAYOS, including our collaboration with the Alliance for Lupus Research, to study the effect of RAYOS on the fatigue experienced by systemic lupus erythematosus, or SLE, patients.

If any of our commercial strategies are unsuccessful or we fail to successfully modify our strategies over time due to changing market conditions, our ability to increase market share for our medicines, grow revenues and to achieve and sustain profitability will be harmed.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biopharma company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights.  We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights.  In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities.  As of March 31, 2019, we had approximately 415 sales representatives in the field, consisting of approximately 25 orphan disease sales representatives, 140 rheumatology sales specialists and 250 primary care sales representatives.  We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming.  We also cannot be certain that we will be able to continue to successfully develop this capability.

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

Coverage and reimbursement may not be available, or reimbursement may be available at only limited levels, for our medicines, which could make it difficult for us to sell our medicines profitably or to successfully execute planned medicine price increases.*

Market acceptance and sales of our medicines will depend in large part on global coverage and reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets.  Successful commercialization of our medicines will depend in part on the availability of governmental and third-party payer reimbursement for the cost of our medicines.  Government health administration authorities, private health insurers and other organizations generally provide reimbursement for healthcare.  In particular, in the United States, private health insurers and other third-party payers often provide reimbursement for medicines and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments.  In the United States, the European Union, or EU, and other significant or potentially significant markets for our medicines and medicine candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medicines and services, particularly for new and innovative medicines and therapies, which has resulted in lower average selling prices.  Further, the increased scrutiny of prescription drug pricing practices and emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on medicine pricing, reimbursement and usage, which may adversely affect our medicine sales and results of operations.  These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.  In January 2019, the Office of Inspector General of the U.S. Department of Health and Human Services, or HHS, published a proposed rule that would eliminate the current safe harbor protection under the Anti-Kickback Statute for pharmaceutical manufacturer rebates to Medicare Part D plans, Medicaid MCOs and the PBMs with which they contract. The proposal would also create two new safe harbors.  The first would protect certain point-of sale price reductions to certain Federal Health Care Program enrollees and the second would protect certain fixed fees paid by drug manufacturers directly to PBMs for services provided by PBMs. These pressures may create negative reactions to any medicine price increases, or limit the amount by which we may be able to increase our medicine prices, which may adversely affect our medicine sales and results of operations.

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

Outside of the United States, the success of our medicines and medicine candidates will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs.  We market RAVICTI, PROCYSBI and QUINSAIR in Canada.  Further, we cannot be certain that existing reimbursement in Canada will be maintained or that we will be able to secure reimbursement in additional countries.  Negotiating coverage and reimbursement with governmental authorities can delay commercialization by twelve months or more.  Coverage and reimbursement policies may adversely affect our ability to sell our medicines on a profitable basis.  In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the medicine or as volumes increase.  As a result of these pricing practices, it may become difficult to achieve or sustain profitability or expected rates of growth in revenue or results of operations.  Any shortfalls in revenue could adversely affect our business, financial condition and results of operations.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality.  For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program.   As concerns continue to grow over the need for tighter oversight, there remains the possibility that the Health Resources and Services Administration or another agency under the HHS will propose a similar regulation or that Congress will explore changes to the 340B program through legislation.  For example, a bill was introduced in 2018 that would require hospitals to report their low-income utilization of the program.  Further, the Centers for Medicare & Medicaid Services issued a final rule that would revise the Medicare hospital outpatient prospective payment system for calendar year 2019, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients at the hospital setting and recently announced the same change for physician-based practices under 340B in 2019.  Pursuant to the final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis.  Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program.  With respect to KRYSTEXXA, the “additional rebate” scheme of the 340B pricing rules, as applied to the historical pricing of KRYSTEXXA both before and after we acquired the medicine, have resulted in a 340B ceiling price of one penny.  A material portion of KRYSTEXXA prescriptions (approximately twenty to twenty-five percent) are written by healthcare providers that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales from KRYSTEXXA.

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

We may also experience pressure from payers as well as state and federal government authorities concerning certain promotional approaches that we may implement such as our HorizonCares program or any other co-pay or free medicine programs whereby we assist qualified patients with certain out-of-pocket expenditures for our medicine, including donations to patient assistance programs offered by charitable foundations.  Certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs.  Some state legislatures have been considering proposals that would restrict or ban co-pay coupons.  For example, legislation was recently signed into law in California that would limit the use of co-pay coupons in cases where a lower cost generic drug is available and if individual ingredients in combination therapies are available over the counter at a lower cost.  It is possible that similar legislation could be proposed and enacted in additional states.  If we are unsuccessful with our HorizonCares program or any other co-pay initiatives or free medicine programs, or we alternatively are unable to secure expanded formulary access through additional arrangements with PBMs or other payers, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors.  We may also experience financial pressure in the future which would make it difficult to support investment levels in areas such as managed care contract rebates, HorizonCares and other access tools.

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

Even if we believe that data collected from our pre-clinical studies, CMC studies and clinical trials of our medicine candidates are promising and that our information and procedures regarding CMC are sufficient, our data may not be sufficient to support marketing approval by regulatory authorities, or regulatory interpretation of these data and procedures may be unfavorable.  For example, our anticipated biologics license application for teprotumumab for the treatment of moderate to severe active thyroid eye disease, or TED, may not be approved by FDA. Even if approved, medicine candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the medicine may be marketed, restricted distribution methods or other limitations.  Our business and reputation may be harmed by any failure or significant delay in obtaining regulatory approval for the sale of any of our medicine candidates.  We cannot predict when or whether regulatory approval will be obtained for any medicine candidate we develop.

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

Following our sale of the rights to RAVICTI and AMMONAPS (known as BUPHENYL in the United States) outside of North America and Japan to Medical Need Europe AB, part of the Immedica Group, or Immedica, in December 2018, Immedica has marketing and distribution rights to RAVICTI and AMMONAPS in those regions.  Following our sale of the rights to interferon gamma 1b, known as IMUKIN, outside of the United States, Canada and Japan to Clinigen Group plc, or Clinigen, in July 2018, Clinigen has marketing and distribution rights to IMUKIN in those regions.  Following our sale of the rights to PROCYSBI and QUINSAIR in the Europe, Middle East and Africa, or EMEA, regions to Chiesi Farmaceutici S.p.A., or Chiesi, in June 2017, or the Chiesi divestiture, Chiesi has marketing and distribution rights to PROCYSBI and QUINSAIR in the EMEA regions.  Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.), or Nuvo, has retained its rights to PENNSAID 2% in territories outside of the United States.  In March 2017, Nuvo announced that it had entered into an exclusive license agreement with Sayre Therapeutics PVT Ltd. to distribute, market and sell PENNSAID 2% in India, Sri Lanka, Bangladesh and Nepal, and in December 2017 Nuvo announced that it had entered into a license and distribution agreement with Gebro Pharma AG for the exclusive right to register, distribute, market and sell PENNSAID 2% in Switzerland and Liechtenstein.  Grünenthal GmbH, or Grünenthal, acquired the rights to VIMOVO in territories outside of the United States, including the right to use the VIMOVO name and related trademark from AstraZeneca AB, or AstraZeneca, in October 2018.  We have little or no control over Immedica’s activities with respect to RAVICTI and AMMONAPS outside of North America and Japan, over Clinigen’s activities with respect to IMUKIN outside the United States, Canada and Japan, over Chiesi’s activities with respect to PROCYSBI and QUINSAIR in the EMEA, over Nuvo’s or its existing and future commercial partners’ activities with respect to PENNSAID 2% outside of the United States, or over Grünenthal’s activities with respect to VIMOVO outside the United States even though those activities could impact our ability to successfully commercialize these medicines.  For example, Immedica or its assignees, Clinigen or its assignees, Chiesi or its assignees, Nuvo or its assignees or Grünenthal or its assignees can make statements or use promotional materials with respect to RAVICTI and AMMONAPS, IMUKIN, PROCYSBI and QUINSAIR, PENNSAID 2% or VIMOVO, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell RAVICTI and AMMONAPS, IMUKIN, PROCYSBI and QUINSAIR, PENNSAID 2% or VIMOVO, respectively, in foreign countries at prices that are dramatically lower than the prices we charge in the United States.  These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States, in particular because Grünenthal is continuing to market VIMOVO outside the United States under the same VIMOVO brand name that we are using in the United States.  In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them.  We also rely on Immedica, Clinigen, Chiesi, Nuvo and Grünenthal or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States, as we have or will have limited access to this information ourselves.

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

If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities.  For example, BASF Corporation, or BASF, our manufacturer of one of the APIs in DUEXIS, ibuprofen in a direct compression blend called DC85, previously notified us that it was not able to supply DC85 due to a technical issue at its manufacturing facility in Bishop, Texas.  BASF subsequently informed us that the manufacturing facility recently recommenced limited operations and confirmed its intention to resume supply of DC85.  While we consider our DUEXIS inventory on hand to be sufficient to meet current and future commercial requirements, we cannot guarantee that BASF’s manufacturing facility will return to full operations or that we will be able to enter into a new supply agreement with BASF for DC85.  In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel.  If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our medicines or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our medicines, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our medicines.  To the extent any third-party manufacturers that we engage with respect to our medicines are different from those currently being used for commercial supply in the United States, the FDA will need to approve the facilities of those third-party manufacturers used in the manufacture of our medicines prior to our sale of any medicine using these facilities.

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

We have experienced growth and expanded the size of our organization substantially in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity.  As of March 31, 2019, we employed approximately 1,000 full-time employees, including approximately 415 sales representatives, representing a substantial change to the size of our organization.  We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives.  Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

RAVICTI and BUPHENYL face competition from generic NaPBA tablets and powder in treating UCD.  Lucane Pharma, or Lucane, is seeking approval via an Abbreviated New Drug Application, or ANDA, in the United States for taste-masked NaPBA.  If this ANDA is approved, this formulation may also compete with RAVICTI and BUPHENYL in treating UCD in the United States.  PROCYSBI faces competition from Cystagon (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis and Cystaran (cysteamine ophthalmic solution) for treatment of corneal crystal accumulation in patients with cystinosis.  While KRYSTEXXA faces limited direct competition, a number of competitors have drugs in Phase 1 or Phase 2 trials, including Selecta Biosciences Inc. which has presented clinical data from its Phase 2 study and initiated a six-month head-to-head trial comparing their candidate to KRYSTEXXA in March 2019.  PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2%.  The generic version of Voltaren Gel is the market leader in the topical NSAID category.  Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician.  DUEXIS and VIMOVO face competition from other NSAIDs, including Celebrex®, marketed by Pfizer Inc., and celecoxib, a generic form of the medicine marketed by other pharmaceutical companies.  DUEXIS and VIMOVO also face significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers.  Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS or VIMOVO, despite such substitution being off-label in the case of DUEXIS and VIMOVO.  Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe PENNSAID 2%, DUEXIS, or VIMOVO, those prescriptions may not result in sales.  If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS or generic naproxen and branded Nexium® (esomeprazole) as a substitute for VIMOVO, sales of PENNSAID 2%, DUEXIS and VIMOVO may suffer despite any success we may have in promoting PENNSAID 2%, DUEXIS or VIMOVO to physicians.  In addition, other medicine candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known or FDA approved, may be developed and compete with DUEXIS or VIMOVO, respectively, in the future.

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

If we are unable to maintain or realize the benefits of orphan drug exclusivity, we may face increased competition with respect to certain of our medicines.*

Under the Orphan Drug Act of 1983, the FDA may designate a medicine as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States.  A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval.  RAVICTI and PROCYSBI have been granted orphan drug exclusivity by the FDA, which we expect will provide orphan drug marketing exclusivity in the United States until February 2020 and December 2020, respectively, with exclusivity for PROCYSBI extending to 2022 for patients ages one to six years.  In addition, teprotumumab has been granted orphan drug designation for treatment of active (dynamic) phase Graves’ orbitopathy and, if approved by the FDA for that indication, would be eligible for seven years of marketing exclusivity in the United States following such approval.  However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to ensure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition.  Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective.  In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient.  If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering the applicable medicine, we could be subject to generic competition and revenues from the medicine could decrease materially.  In addition, if a subsequent drug is approved for marketing for the same or a similar indication as our medicines despite orphan drug exclusivity, we may face increased competition and lose market share with respect to these medicines.

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

Our business activities outside of the United States are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the United Kingdom’s Bribery Act 2010, or the U.K. Bribery Act.  The FCPA and similar anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business.  The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls.  The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-United Kingdom, or U.K., government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person.  In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company.  Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available.  Furthermore, under the U.K. Bribery Act there is no exception for facilitation payments.  As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments.  Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA.  Recently the SEC and the U.S. Department of Justice, or DOJ, have increased their FCPA enforcement activities with respect to pharmaceutical companies.  In addition, under the Dodd–Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award.  We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls.  However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws.  In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions.  Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.

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

In connection with our acquisition of Raptor Pharmaceutical Corp., or Raptor, we assumed contractual obligations under agreements with Tripex Pharmaceuticals, LLC, or Tripex, and PARI Pharma GmbH, or PARI, related to QUINSAIR.  Under the agreement with Tripex, as amended, if we do not spend a specified amount on the development of QUINSAIR for non-cystic fibrosis indications between January 1, 2018 and December 31, 2021 and if regulatory approval by the FDA for QUINSAIR for the CF indication is obtained prior to December 31, 2021, we may be obligated to pre-pay a milestone payment related to commercial sales of QUINSAIR for non-CF indications.  This obligation is subject to certain exceptions due to, for example, manufacturing delays not under our control, or clinical trial suspension or delay ordered by the FDA.  In October 2017, we triggered a milestone payment under this agreement and we paid Tripex $20.0 million in November 2017.  Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States and to spend a specified minimum amount per year on development and/or commercialization activities in the United States until submission of the new drug application, or NDA, for QUINSAIR in the United States.  If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States.  We are also subject to contractual obligations under an amended and restated license agreement with the Regents of the University of California, San Diego, or UCSD, as amended, with respect to PROCYSBI.  To the extent that we fail to perform our obligations under the agreement, UCSD may, with respect to such indication, terminate the license or otherwise cause the license to become non-exclusive.  If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications.  In connection with our acquisition of the U.S. rights to VIMOVO, we assumed primary responsibility for the existing patent infringement litigation with respect to VIMOVO, and have also agreed to reimburse certain legal expenses of Nuvo (formerly Aralez Pharmaceuticals Inc.) with respect to its continued involvement in such litigation.

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

We may not be able to successfully maintain our current advantageous tax status and resulting tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.*

Our parent company is incorporated in Ireland and has subsidiaries maintained in multiple jurisdictions, including Ireland, the United States, Switzerland, Luxembourg, Germany, Canada, Bermuda and Israel (through Andromeda Biotech Ltd).  Prior to our merger transaction in September 2014 with Vidara Therapeutics International Public Limited Company, or Vidara, and such transaction, the Vidara Merger, Vidara was able to achieve a favorable tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with intra-company service and transfer pricing agreements, each on an arm’s length basis.  We are continuing a substantially similar structure and arrangements.  Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, changes to the tax laws of jurisdictions that we operate in (including for example, the enactment of new tax treaties or changes to existing tax treaties), changes in the mix of our profitability from jurisdiction to jurisdiction, the implementation of the EU Anti-Tax Avoidance Directive (see further discussion below), the implementation of the Bermuda Economic Substance Act of 2018 (effective after December 31, 2018) and our inability to secure or sustain acceptable agreements with tax authorities (if applicable).  Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.  Taxing authorities, such as the U.S. Internal Revenue Service, or IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry.  We expect that these challenges will continue as a result of the recent increase in scrutiny and political attention on corporate tax structures.  The IRS and/or the Irish tax authorities may challenge our structure and transfer pricing arrangements through an audit or lawsuit.  Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business.  We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome.  If we are unsuccessful in defending such a challenge, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our medicines or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

On December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the Tax Act) that significantly revises the Code in the United States.  The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), implementation of a “base erosion anti-abuse tax” which requires U.S. corporations to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates, taxation of certain non-U.S. corporations’ earnings considered to be “global intangible low taxed income”, or GILTI, repeal of the alternative minimum tax, or AMT, for corporations and changes to a taxpayer’s ability to either utilize or refund the AMT credits previously generated, changes to the limitation on deductions for certain executive compensation particularly with respect to the removal of the previously allowed performance based compensation exception, changes in the attribution rules relating to shareholders of certain “controlled foreign corporations”, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  For example, U.S. federal income tax law resulting in additional taxes owed by U.S. shareholders under the GILTI rules, together with the Tax Act’s change to the attribution rules related to “controlled foreign corporations” may discourage U.S. investors from owning or acquiring 10% or greater of our outstanding ordinary shares, which other shareholders may have viewed as beneficial or may otherwise negatively impact the trading price of our ordinary shares.  We are unable to predict what federal tax law may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden and cost of tax compliance.  We urge our shareholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our ordinary shares.

On December 20, 2018, the U.S. Treasury issued Proposed Regulations under Section 267A of the Code, or Section 267A Proposed Regulations, to clarify certain aspects of Section 267A of the Code, or Section 267A  (commonly referred to as the “Anti-Hybrid Rules”; rules enacted as part of the Tax Act).  The Section 267A Proposed Regulations were the first administrative guidance on Section 267A and provided several rules which expanded the reach and scope of the Anti-Hybrid Rules particularly involving the payment of interest and royalties by certain branches, reverse hybrid entities, and other hybrid mismatch arrangements.  While Section 267A, as enacted under the Tax Act, does not appear to apply to the Company, the guidance and scope of the Section 267A Proposed Regulations with respect to Anti-Hybrid Rules may apply to the Company.  We are currently in the process of assessing the provisions set forth in the Section 267A Proposed Regulations and their potential impact on the Company.  To the extent that the Anti-Hybrid Rules are applicable to the Company, absent certain actions taken by the Company to restructure its intercompany financing arrangements, such application would have a material impact on our effective tax rate if and when the Section 267A Proposed Regulations become final as currently drafted.

On March 4, 2019, the U.S. Treasury issued Proposed Regulations under Section 250 of the Code, or Section 250 Proposed Regulations, which provide guidance on both the computation of the deductions for GILTI and “foreign-derived intangible income”, or FDII, and the determination of FDII.  We do not expect the Company to be subject to the GILTI inclusion nor is it expected that the potential FDII deduction would have a material impact on our effective tax rate.

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, and delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

In addition, drug pricing by pharmaceutical companies has come under increased scrutiny.  Specifically, there have been several recent state and U.S. Congressional inquiries, proposed federal and state legislation and state laws enacted designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increase, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies.  For example, legislation was recently signed into law in California that requires drug manufactures to provide advance notice and explanation to state regulators, health plans and insurers and PBMs for price increases of more than 16% over two years.  Moreover, in May 2018, the Trump administration released its “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs”, or Blueprint. The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent.  In addition, HHS released a Request for Information, or RFI, soliciting public input on ways to lower drug pricing.  Together, the recommendations in the Blueprint and RFI, if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D.  Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  The majority of our medicines are purchased by private payers, and much of the focus of pending legislation is on government program reimbursement.  Most recently, the Office of Inspector General of HHS published a Proposed Rule in January 2019 that would, among other items, eliminate the current safe harbor protection under the Antikick Back Statute for pharmaceutical manufacturer rebates to   Medicare Part D plans, Medicaid MCOs and the PBMs with which such entities contract.  We cannot know what form any such action may take, the likelihood it would be executed, enacted, effectuated or implemented or the market’s perception of how such legislation or regulation would affect us.  Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers.  The Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process, through regulation or other future legislation.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

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

Compliance with these laws, including the development of a comprehensive compliance program, is difficult, costly and time consuming.  Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws.  Moreover, state governmental agencies may propose or enact laws and regulations that extend or contradict federal requirements. These risks may be increased where there are evolving interpretations of applicable regulatory requirements, such as those applicable to manufacturer co-pay initiatives.  Pharmaceutical manufacturer co-pay initiatives and free medicine programs, including pharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations, are the subject of ongoing litigation (involving other manufacturers and to which we are not a party) and evolving interpretations of applicable regulatory requirements and certain state laws, and any change in the regulatory or enforcement environment regarding such programs could impact our ability to offer such programs.  If we are unsuccessful with our HorizonCares programs, any other co-pay initiatives or free medicine programs, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors, or be subject to significant penalties.  We are engaged in various business arrangements with current and potential customers, and we can give no assurance that such arrangements would not be subject to scrutiny under such laws, despite our efforts to properly structure such arrangements.  Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend our business activities against enforcement or litigation.  Further, we cannot give any assurances that prior business activities or arrangements of other companies that we acquire will not be scrutinized or subject to enforcement or litigation.

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

On March 5, 2019, we received a civil investigative demand, or CID, from the DOJ pursuant to the Federal False Claims Act regarding assertions that certain of our payments to PBMs were potentially in violation of the Anti-Kickback Statute. The CID requests certain documents and information related to our payments to PBMs, pricing and our patient assistance program regarding DUEXIS, VIMOVO and PENNSAID 2%. We are cooperating with the investigation. While we believe that our payments and programs are compliant with the Anti-Kickback Statute, no assurance can be given as to the timing or outcome of the DOJ’s investigation, or that it will not result in a material adverse effect on our business.

We are unable to predict whether we could be subject to other actions under any of these or other healthcare laws, or the impact of such actions.  If we are found to be in violation of, or to encourage or assist the violation by third parties of any of the laws described above or other applicable state and federal fraud and abuse laws, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, withdrawal of regulatory approval, imprisonment, exclusion from government healthcare reimbursement programs, contractual damages, reputational harm, diminished profits and future earnings, injunctions and other associated remedies, or private “qui tam” actions brought by individual whistleblowers in the name of the government, and the curtailment or restructuring of our operations, all of which could have a material adverse effect on our business and results of operations.  Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Our medicines or any other medicine candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization, result in medicine re-labeling or withdrawal from the market or have a significant impact on customer demand.*

Undesirable side effects caused by any medicine candidate that we develop could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs.  With respect to RAVICTI, the most common side effects are diarrhea, nausea, decreased appetite, gas, vomiting, high blood levels of ammonia, headache, tiredness and dizziness.  With respect to PROCYSBI, the most common side effects include vomiting, nausea, abdominal pain, breath odor, diarrhea, skin odor, fatigue, rash and headache.  The most common side effects observed in pivotal trials for ACTIMMUNE were “flu-like” or constitutional symptoms such as fever, headache, chills, myalgia and fatigue.  With respect to BUPHENYL, the most common side effects are change in the frequency of breathing, lack of or irregular menstruation, lower back, side, or stomach pain, mood or mental changes, muscle pain or twitching, nausea or vomiting, nervousness or restlessness, swelling of the feet or lower legs, unpleasant taste and unusual tiredness or weakness.  With respect to QUINSAIR, the most common side effects include itching, wheezing, hives, rash, swelling, pale skin color, fast heartbeat and faintness.  With respect to KRYSTEXXA, the most commonly reported serious adverse reactions in the pivotal trial were gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis, exacerbation of pre-existing congestive heart failure and vomiting.  The most commonly reported treatment-emergent adverse events in the Phase 3 clinical trials with RAYOS included flare in rheumatoid arthritis related symptoms, abdominal pain, nasopharyngitis, headache, flushing, upper respiratory tract infection, back pain and weight gain.  The most common adverse events reported in a Phase 2 clinical trial of PENNSAID 2% were application site reactions, such as dryness, exfoliation, erythema, pruritus, pain, induration, rash and scabbing.  In our two Phase 3 clinical trials with DUEXIS, the most commonly reported treatment-emergent adverse events were nausea, dyspepsia, diarrhea, constipation and upper respiratory tract infection.  In Phase 3 endoscopic registration clinical trials with VIMOVO, the most commonly reported treatment-emergent adverse events were erosive gastritis, dyspepsia, gastritis, diarrhea, gastric ulcer, upper abdominal pain, nausea and upper respiratory tract infection.  With respect to MIGERGOT, the most commonly reported adverse reactions are ischemia, cyanosis, absence of pulse, cold extremities, gangrene, precordial distress and pain, electrocardiogram change, muscle pain, nausea and vomiting, rectal or anal ulcer, parathesias, numbness weakness, vertigo, localized edemas and itching.  In our Phase 3 clinical trial evaluating teprotumumab for the treatment of active TED, the most commonly reported treatment-emergent adverse events were nausea, muscle spasms, diarrhea, alopecia, hyperglycemia, dry skin, dysgeusia, headache, paresthesia, hearing impairment and weight loss.

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

We rely on third parties to conduct our pre-clinical and clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines or if they experience regulatory compliance issues, we may not be able to obtain regulatory approval for or commercialize our medicine candidates and our business could be substantially harmed.*

We have agreements with third-party contract research organizations, or CROs, to conduct our clinical programs, including those required for post-marketing commitments, and we expect to continue to rely on CROs for the completion of on-going and planned clinical trials.  We may also have the need to enter into other such agreements in the future if we were to develop other medicine candidates or conduct clinical trials in additional indications for our existing medicines.  We have an agreement in place with Syneos Health, Inc. in connection with our Phase 3 extension trial to evaluate teprotumumab for the treatment of TED.  We also rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities.  Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol.  We, our CROs and our academic research organizations are required to comply with current GCP or ICH regulations.  The FDA enforces these GCP or ICH regulations through periodic inspections of trial sponsors, principal investigators and trial sites.  If we or our CROs or collaborators fail to comply with applicable GCP or ICH regulations, the data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications.  We cannot assure that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCP or ICH regulations.  In addition, our clinical trials must be conducted with medicine produced under cGMP regulations, and may require a large number of test subjects.  Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.  Moreover, our business may be implicated if any of our CROs or collaborators violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.  We must also obtain certain third-party institutional review board, or IRB, and ethics committee approvals in order to conduct our clinical trials.  Delays by IRBs and ethics committees in providing such approvals may delay our clinical trials.

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

We may experience delays in clinical trials or investigator-initiated studies.  We do not know whether any additional clinical trials will be initiated in the future, begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all.  Clinical trials can be delayed for a variety of reasons, including delays related to:

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

We are subject to laws and regulations governing data privacy and the protection of personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the EU is governed by the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third-party service providers process, including in clinical trials conducted in the United States and EU. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Risks Related to our Financial Position and Capital Requirements

In the past we have incurred significant operating losses.*

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara, Hyperion, Crealta Holdings LLC, or Crealta, Raptor and River Vision Development Corp., or River Vision.  We have financed our operations primarily through equity and debt financings and have incurred significant operating losses in the past.  We recorded an operating loss of $1.8 million for the three months ended March 31, 2019, operating income of $37.9 million for the year ended December 31, 2018, an operating loss of $339.4 million for the year ended December 31, 2017 and an operating loss of $119.0 million for the year ended December 31, 2016.  We recorded a net loss of $32.9 million for the three months ended March 31, 2019, a net loss of $38.4 million for the year ended December 31, 2018, a net loss of $350.1 million for the year ended December 31, 2017 and a net loss of $147.1 million for the year ended December 31, 2016.  As of March 31, 2019, we had an accumulated deficit of $1,211.6 million.  Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting.  Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.  While we anticipate that we will generate operating profits in the future, whether we can sustain this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of March 31, 2019, we had $1,608.1 million book value, or $1,693.0 million aggregate principal amount, of indebtedness, including $518.0 million in secured indebtedness.  In March 2019, we received $200.0 million of commitments under a new revolving credit facility under our credit agreement.  In October 2018, we borrowed approximately $818.0 million aggregate principal amount of loans pursuant to an amendment to our credit agreement to refinance the then outstanding senior secured term loans incurred in October 2017 under our credit agreement, and repaid $300.0 million of such aggregate principal amount in March 2019.  In connection with the acquisition of Hyperion, we issued $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in April 2015.  We subsequently redeemed $250.0 million of the 2023 Senior Notes in May 2019.  In connection with the acquisition of Raptor, we issued $300.0 million aggregate principal amount of 8.750% Senior Notes due 2024, or the 2024 Senior Notes, in October 2016.  In March 2015, we issued $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes.  Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

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

Our ability to use net operating loss carryforwards and certain other tax attributes to offset U.S. income taxes may be limited.*

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three-year period), the corporation’s ability to use pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change income may be limited.  We continue to carry forward our annual limitation resulting from an ownership change date of August 2, 2012.  The limitation on pre-change net operating losses incurred prior to the August 2, 2012 change date is approximately $7.7 million for 2019 through 2028.  We continue to carry forward the annual limitation related to Hyperion of $50.0 million resulting from the last ownership change date in 2014 and the annual limitation related to Raptor of $0.2 million resulting from the last ownership change date in 2009.  In addition, we recognized $32.2 million of federal net operating losses, $2.2 million of state net operating losses and $9.5 million of federal tax credits following our acquisition of River Vision.  These acquired federal net operating losses and tax credits are subject to an annual limitation of $2.6 million.  The net operating loss carryforward and tax credit carryforward limitations are cumulative such that any use of the carryforwards below the limitations in one year will result in a corresponding increase in the limitations for the subsequent tax year.  Under the Tax Act, U.S. federal net operating losses incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in taxable years beginning after December 31, 2017 is limited to 80 percent of the current year’s taxable income.  It remains uncertain if and to what extent various U.S. states will conform to the Tax Act.

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

At March 31, 2019, we had $1,032.8 million of cash and cash equivalents consisting of cash and money market funds.  While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2019, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.  Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Our failure to comply with any of the covenants could result in a default under the credit agreement or the indentures governing the 2024 Senior Notes or the 2023 Senior Notes, which could permit the administrative agent or the trustee, as applicable, or permit the lenders or the holders of the 2024 Senior Notes or the 2023 Senior Notes to cause the administrative agent or the trustee, as applicable, to declare all or part of any outstanding senior secured term loans or revolving loans, the revolving commitments, the 2023 Senior Notes or the 2024 Senior Notes to be immediately due and payable or to exercise any remedies provided to the administrative agent or the trustee, including, in the case of the credit agreement proceeding against the collateral granted to secure our obligations under the credit agreement.  An event of default under the credit agreement or the indentures governing the 2024 Senior Notes or the 2023 Senior Notes could also lead to an event of default under the terms of the other agreements and the indenture governing our Exchangeable Senior Notes.  Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.

If intangible assets that we have recorded in connection with our acquisition transactions become impaired, we could have to take significant charges against earnings.*

In connection with the accounting for our various acquisition transactions, we have recorded significant amounts of intangible assets.  Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired.  Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator.  For example, during the year ended December 31, 2018, we recorded an impairment of $33.6 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America.  Such impairment and any reduction or other impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey against Actavis, who intend to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book.  These cases arise from Paragraph IV Patent Certification notice letters from Actavis advising they had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit. For a more detailed description of the PENNSAID 2% litigation, see Note 16, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against several companies intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.  These cases are collectively known as the VIMOVO cases, and involve the following sets of defendants: (i) Dr. Reddy’s; (ii) Lupin; and (iii) Mylan.  The cases arise from Paragraph IV Patent Certification notice letters from each of Dr. Reddy’s, Lupin and Mylan, advising each had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.  For a more detailed description of the VIMOVO litigation, see Note 16, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Patent litigation is currently pending in the United States District Court for the District of Delaware against Alkem, who intends to market a generic version of DUEXIS prior to the expiration of certain of our patents listed in the Orange Book.  This case arises from Paragraph IV Patent Certification notice letters from Alkem advising it had filed an ANDA with the FDA seeking approval to market a generic version of DUEXIS before the expiration of the patents-in-suit. For a more detailed description of the DUEXIS litigation, see Note 16, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

In addition, we are subject to contractual obligations under our agreements with Tripex and PARI related to QUINSAIR.  Under the agreement with Tripex, as amended, if we do not spend a specified amount on the development of QUINSAIR for non-CF indications between January 1, 2018 and December 31, 2021 and regulatory approval by the FDA for QUINSAIR for the CF indication is obtained prior to December 31, 2021, we may be obligated to pre-pay a milestone payment related to commercial sales of QUINSAIR for non-CF indications.  This obligation is subject to certain exceptions due to, for example, manufacturing delays not under our control, or clinical trial suspension or delay ordered by the FDA.  In October 2017, we triggered a milestone payment under this agreement and we paid Tripex $20.0 million in November 2017.  Under the license agreement with PARI, we are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States and to spend a specified minimum amount per year on development and/or commercialization activities in the United States until submission of the NDA for QUINSAIR in the United States.  If we do not comply with these obligations, our licenses to certain intellectual property related to QUINSAIR may become non-exclusive in the United States.  We are also subject to contractual obligations under our amended and restated license agreement with UCSD, as amended, with respect to PROCYSBI.  If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI or QUINSAIR in other indications, and could impact our ability to continue commercializing PROCYSBI or QUINSAIR in their approved indications.

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

Future sales and issuances of our ordinary shares, securities convertible into our ordinary shares or rights to purchase ordinary shares or convertible securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to decline.*

Additional capital may be needed in the future to continue our planned operations.  To the extent we raise additional capital by issuing equity securities or securities convertible into or exchangeable for ordinary shares, our shareholders may experience substantial dilution.  We may sell ordinary shares, and we may sell convertible or exchangeable securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time.  If we sell such ordinary shares, convertible or exchangeable securities or other equity securities in subsequent transactions, existing shareholders may be materially diluted.  New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of ordinary shares.  We also maintain equity incentive plans, including our Amended and Restated 2014 Equity Incentive Plan, 2014 Non-Employee Equity Plan, as amended, and 2014 Employee Share Purchase Plan, as amended, and intend to grant additional ordinary share awards under these and future plans, which will result in additional dilution to our existing shareholders.

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

Provisions of our articles of association, shareholder rights agreement and Irish law could delay or prevent a takeover of us by a third-party.*

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

In February 2019, we adopted a shareholder rights agreement, or rights agreement, with a 12-month term under which shareholders have certain ordinary share purchase rights if a person or group acquires 10% (or 15% in the case of an existing “13G Investor” as defined in the rights agreement) or more of our outstanding ordinary shares without the prior approval of our board of directors. Until its expiration, the rights agreement could make it more difficult for a person or group to acquire a majority of our outstanding ordinary shares, and could otherwise prevent or delay an acquisition of us. The rights agreement could also reduce the price that investors might be willing to pay for our ordinary shares and result in the market price of our ordinary shares being lower than it would be without the rights agreement. In addition, the existence of the rights agreement itself may deter a potential acquiror from pursuing any acquisition of us at all. As a result, either by operation of the rights agreement or by its potential deterrent effect, acquisitions of us that our shareholders may consider in their best interests may not occur.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document

3.1	Memorandum and Articles of Association of Horizon Therapeutics Public Limited Company, as amended.

4.1

Indenture, dated March 13, 2015, by and among Horizon Therapeutics Public Limited Company, Horizon Pharma Investment Limited and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on March 13, 2015).

4.2	Form of 2.50% Exchangeable Senior Note due 2022 (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on March 13, 2015).

4.3

Indenture, dated April 29, 2015, by and between Horizon Pharma Financing Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on April 29, 2015).

4.4	Form of 6.625% Senior Note due 2023 (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on April 29, 2015).

4.5

First Supplemental Indenture, dated May 7, 2015, by and among Horizon Therapeutics Public Limited Company, certain subsidiaries of Horizon Therapeutics Public Limited Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on May 11, 2015).

4.6

Indenture, dated October 25, 2016, by and among Horizon Pharma, Inc., Horizon Pharma USA, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on October 25, 2016).

4.7	Form of 8.750% Senior Note due 2024 (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on October 25, 2016).

4.8

First Supplemental Indenture, dated October 23, 2017, by and between Horizon Pharma Tepro, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2018).

4.9

Second Supplemental Indenture, dated October 19, 2018, by and between Horizon Pharma Services LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2018).

4.10

Second Supplemental Indenture, dated May 10, 2016, by and between Horizon Pharma Rheumatology LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2018).

4.11

Third Supplemental Indenture, dated October 25, 2016, by and among Horizon Pharmaceutical LLC, Horizon Orphan LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2018).

4.12

Fourth Supplemental Indenture, dated October 23, 2017, by and between Horizon Pharma Tepro, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2018).

4.13

Fifth Supplemental Indenture, dated October 19, 2018, by and between Horizon Pharma Services LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2018).

4.14

Sixth Supplemental Indenture, dated October 31, 2018, by and between Horizon Pharma USA, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.14 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2018).

4.15

Third Supplemental Indenture, dated November 15, 2018, by and between Horizon Medicines LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2019).

4.16

Seventh Supplemental Indenture, dated November 15, 2018, by and between Horizon Medicines LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.16 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2019).

Exhibit Number	Description of Document
4.17

Rights Agreement, dated as of February 28, 2019, by and between Horizon Therapeutics Public Limited Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on February 28, 2019).

10.1

Amendment No. 5, dated March 11, 2019, to Credit Agreement, dated May 7, 2015 (as amended by Amendment No. 1, dated October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, and Amendment No. 4, dated October 19, 2018), by and among Horizon Pharma USA, Inc., as Borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on March 11, 2019).

10.2+	Executive Employment Agreement, effective as of May 1, 2019, by and between Horizon Pharma USA, Inc. and Jeffery Kent, M.D., FACP, FACG.

10.3*	Commercial Supply Agreement, effective as of February 14, 2018, by and between CMC Biologics A/S, dba AGC Biologics and Horizon Pharma Ireland Limited.

10.4*	Commercial Supply Agreement, effective as of December 18, 2018, by and between Catalent Indiana, LLC and Horizon Pharma Ireland Limited.

10.5*

License Agreement, effective as of June 15, 2011, by and among F. Hoffmann-La Roche Ltd, Hoffman-La Roche Inc. and River Vision Development Corp, as amended through Amendment No. 9 to the License Agreement, effective as of October 21, 2016.

10.6*	Exclusive License Agreement, dated December 5, 2012, by and between Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center and River Vision Development Corp.

10.7+

Horizon Therapeutics Public Limited Company Amended and Restated 2014 Equity Incentive Plan, and Form of Option Agreement, Form of Stock Option Grant Notice, Forms of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Grant Notice thereunder.

10.8+

Horizon Therapeutics Public Limited Company 2014 Non-Employee Equity Plan, as amended, and Form of Option Agreement, Form of Stock Option Grant Notice, Forms of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Grant Notice thereunder.

18.1	Preferability letter from Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

Exhibit Number	Description of Document

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON THERAPEUTICS PLC

Date: May 8, 2019	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)