Form 10-Q
period 2019-06-30
Horizon Therapeutics Public Ltd Co
filed 2019-08-07
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of August 1, 2019: 186,447,820.

HORIZON THERAPEUTICS PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of	As of
	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$865,997	$958,712
Restricted cash	3,739	3,405
Accounts receivable, net	395,018	464,730
Inventories, net	51,019	50,751
Prepaid expenses and other current assets	85,728	68,218
Total current assets	1,401,501	1,545,816
Property and equipment, net	24,808	20,101
Developed technology, net	1,813,950	1,945,639
Other intangible assets, net	4,229	4,630
Goodwill	413,669	413,669
Deferred tax assets, net	6,080	3,148
Other assets	43,767	8,959
Total assets	$3,708,004	$3,941,962
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt—current portion	$—	$—
Accounts payable	42,672	30,284
Accrued expenses	188,192	215,739
Accrued trade discounts and rebates	398,657	457,763
Deferred revenues—current portion	7,311	4,901
Total current liabilities	636,832	708,687
LONG-TERM LIABILITIES:
Exchangeable notes, net	341,682	332,199
Long-term debt, net of current	1,025,096	1,564,485
Deferred tax liabilities, net	109,443	107,768
Other long-term liabilities	74,078	38,717
Total long-term liabilities	1,550,299	2,043,169
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 and 300,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 186,470,230 and 169,244,520 shares issued at June 30, 2019 and December 31, 2018, respectively, and 186,085,864 and 168,860,154 shares outstanding at June 30, 2019 and December 31, 2018, respectively	19	17
Treasury stock, 384,366 ordinary shares at June 30, 2019 and December 31, 2018	(4,585)	(4,585)
Additional paid-in capital	2,743,793	2,374,966
Accumulated other comprehensive loss	(1,666)	(1,523)
Accumulated deficit	(1,216,688)	(1,178,769)
Total shareholders’ equity	1,520,873	1,190,106
Total liabilities and shareholders' equity	$3,708,004	$3,941,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$320,647	$302,835	$601,018	$526,716
Cost of goods sold	89,163	91,337	177,305	201,625
Gross profit	231,484	211,498	423,713	325,091
OPERATING EXPENSES:
Research and development	28,314	24,265	50,039	41,910
Selling, general and administrative	167,095	176,674	339,394	356,273
Loss on sale of assets	10,963	—	10,963	—
Impairment of long-lived assets	—	—	—	33,647
Total operating expenses	206,372	200,939	400,396	431,830
Operating income (loss)	25,112	10,559	23,317	(106,739)
OTHER EXPENSE, NET:
Interest expense, net	(22,033)	(31,030)	(49,563)	(61,484)
Loss on debt extinguishment	(11,878)	—	(17,464)	—
Foreign exchange gain (loss)	76	(5)	15	(115)
Other (expense) income, net	(1,272)	346	(1,083)	497
Total other expense, net	(35,107)	(30,689)	(68,095)	(61,102)
Loss before (benefit) expense for income taxes	(9,995)	(20,130)	(44,778)	(167,841)
(Benefit) expense for income taxes	(4,875)	4,621	(6,795)	5,566
Net loss	$(5,120)	$(24,751)	$(37,983)	$(173,407)
Net loss per ordinary share—basic and diluted	$(0.03)	$(0.15)	$(0.21)	$(1.05)
Weighted average ordinary shares outstanding—basic and diluted	185,327,383	165,536,826	178,866,391	164,921,722
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	$344	$(897)	$(143)	$(434)
Pension remeasurements	—	289	—	289
Other comprehensive income (loss)	344	(608)	(143)	(145)
Comprehensive loss	$(4,776)	$(25,359)	$(38,126)	$(173,552)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	169,244,520	$17	384,366	$(4,585)	$2,374,966	$(1,523)	$(1,178,769)	$1,190,106
Cumulative effect adjustments from adoption of ASU 2016-02	—	—	—	—	—	—	64	64
Issuance of ordinary shares - public offering	14,081,632	1	—	—	326,848	—	—	326,849
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	1,804,196	—	—	—	10,042	—	—	10,042
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(17,171)	—	—	(17,171)
Share-based compensation	—	—	—	—	27,548	—	—	27,548
Currency translation adjustment	—	—	—	—	—	(487)	—	(487)
Net loss	—	—	—	—	—	—	(32,863)	(32,863)
Balances at March 31, 2019	185,130,348	$18	384,366	$(4,585)	$2,722,233	$(2,010)	$(1,211,568)	$1,504,088
Issuance of ordinary shares - public offering	—	—	—	—	(55)	—	—	(55)
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	781,026	1	—	—	1,986	—	—	1,987
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(7,203)	—	—	(7,203)
Issuance of ordinary shares in conjunction with ESPP program	558,856	—	—	—	5,465	—	—	5,465
Share-based compensation	—	—	—	—	21,367	—	—	21,367
Currency translation adjustment	—	—	—	—	—	344	—	344
Net loss	—	—	—	—	—	—	(5,120)	(5,120)
Balances at June 30, 2019	186,470,230	$19	384,366	$(4,585)	$2,743,793	$(1,666)	$(1,216,688)	$1,520,873
					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2017	164,785,083	$16	384,366	$(4,585)	$2,248,979	$(983)	$(1,141,975)	$1,101,452
Cumulative effect adjustments from adoption of ASUs 2014-09 and 2016-16	—	—	—	—	—	—	1,586	1,586
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	574,810	1	—	—	945	—	—	946
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(3,517)	—	—	(3,517)
Issuance of ordinary shares in conjunction with ESPP program	—	—	—	—	14	—	—	14
Share-based compensation	—	—	—	—	27,833	—	—	27,833
Currency translation adjustment	—	—	—	—	—	463	—	463
Net loss	—	—	—	—	—	—	(148,656)	(148,656)
Balances at March 31, 2018	165,359,893	$17	384,366	$(4,585)	$2,274,254	$(520)	$(1,289,045)	$980,121
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	1,103,716	—	—	—	2,727	—	—	2,727
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(5,668)	—	—	(5,668)
Issuance of ordinary shares in conjunction with ESPP program	511,261	—	—	—	4,720	—	—	4,720
Share-based compensation	—	—	—	—	30,721	—	—	30,721
Currency translation adjustment	—	—	—	—	—	(897)	—	(897)
Pension remeasurement	—	—	—	—	—	289	—	289
Net loss	—	—	—	—	—	—	(24,751)	(24,751)
Balances at June 30, 2018	166,974,870	$17	384,366	$(4,585)	$2,306,754	$(1,128)	$(1,313,796)	$987,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,983)	$(173,407)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	118,017	124,467
Equity-settled share-based compensation	48,915	58,554
Impairment of long-lived assets	—	33,647
Loss on debt extinguishment	17,464	—
Amortization of debt discount and deferred financing costs	11,622	11,185
Loss on sale of assets	10,963	—
Deferred income taxes	(1,257)	(1,753)
Foreign exchange and other adjustments	493	459
Changes in operating assets and liabilities:
Accounts receivable	69,787	1,742
Inventories	(504)	11,549
Prepaid expenses and other current assets	(17,696)	(21,738)
Accounts payable	11,554	(3,592)
Accrued trade discounts and rebates	(59,151)	(52,138)
Accrued expenses	(28,071)	13,654
Deferred revenues	2,410	333
Other non-current assets and liabilities	873	(1,988)
Net cash provided by operating activities	147,436	974
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment related to license agreement	—	(12,000)
Proceeds from sale of assets	6,000	—
Purchases of property and equipment	(6,858)	(762)
Net cash used in investing activities	(858)	(12,762)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of ordinary shares	326,793	—
Repayment of term loans	(818,026)	(27,722)
Repayment of senior notes	(258,282)	—
Net proceeds from term loans	517,378	—
Proceeds from the issuance of ordinary shares in conjunction with ESPP program	5,465	4,734
Proceeds from the issuance of ordinary shares in connection with stock option exercises	12,029	3,672
Payment of employee withholding taxes relating to share-based awards	(24,374)	(9,185)
Net cash used in financing activities	(239,017)	(28,501)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	58	(1,003)
Net decrease in cash, cash equivalents and restricted cash	(92,381)	(41,292)
Cash, cash equivalents and restricted cash, beginning of the period	962,117	757,897
Cash, cash equivalents and restricted cash, end of the period	$869,736	$716,605

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$49,516	$55,516
Net cash paid for income taxes	7,644	27,322
Cash paid for amounts included in the measurement of lease liabilities	2,906	—
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued expenses	1,941	107

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Business Overview

Horizon is focused on researching, developing and commercializing medicines that address critical needs for people impacted by rare and rheumatic diseases.  The Company’s pipeline is purposeful: it applies scientific expertise and courage to bring clinically meaningful therapies to patients.  Horizon believes science and compassion must work together to transform lives. The Company has two reportable segments, the orphan and rheumatology segment and the inflammation segment (previously named the primary care segment), and currently markets ten medicines in the areas of orphan diseases, rheumatology and inflammation.

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

Inflammation
PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”), for topical use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

Change in Accounting Method

When accounting for business combinations under ASC Topic 805, Business Combinations, the Company previously separately identified and recorded at fair value intangible assets acquired and their related third-party contingent royalties at the date of acquisition. Third-party contingent royalties are royalties payable to parties other than sellers of the businesses.  Effective January 1, 2019, the Company retrospectively changed its accounting for business combinations and now records acquired intangible assets and their related third-party contingent royalties on a net basis (“New Method”).  The Company changed its accounting principle on the basis that the use of the New Method is preferable primarily due to improved comparability with the Company’s peers.  The Company has adjusted the accompanying condensed consolidated balance sheet as at December 31, 2018, condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 to reflect this change in accounting.  Total shareholders’ equity at December 31, 2018 was adjusted by $135.9 million to reflect the cumulative impact of the change to the earliest year presented.  The impact on the condensed consolidated statement of cash flows consisted of adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities for all periods presented.  There was no impact on total operating, investing or financing cash flows for any prior period.  The following are selected line items from the Company’s condensed consolidated financial statements illustrating the effect of the change in accounting method (in thousands, except per share data):

	Consolidated Balance Sheet as of
	December 31, 2018
	As Previously Reported	Impact of Accounting Change (1)	As Adjusted
Prepaid expenses and other current assets	$70,828	$(2,610)	$68,218
Total current assets	1,548,426	(2,610)	1,545,816
Developed technology, net	2,120,596	(174,957)	1,945,639
Goodwill	426,441	(12,772)	413,669
Other assets	23,029	(14,070)	8,959
Total assets	4,146,371	(204,409)	3,941,962
Accrued expenses	205,593	10,146	215,739
Accrued royalties - current portion	63,363	(63,363)	—
Total current liabilities	761,904	(53,217)	708,687
Accrued royalties - net of current	285,374	(285,374)	—
Deferred tax liabilities, net	93,630	14,138	107,768
Other long-term liabilities	54,622	(15,905)	38,717
Total long-term liabilities	2,330,310	(287,141)	2,043,169
Accumulated deficit	(1,314,718)	135,949	(1,178,769)
Total shareholders' equity	1,054,157	135,949	1,190,106
Total liabilities and shareholders' equity	4,146,371	(204,409)	3,941,962
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

	Consolidated Statement of Comprehensive Loss
	Three Months Ended June 30, 2018
	As Previously Reported	Revision (1)	As Revised	Impact of Accounting Change (2)	As Adjusted
Cost of goods sold	$100,082	$(795)	$99,287	$(7,950)	$91,337
Gross profit	202,753	795	203,548	7,950	211,498
Total operating expenses	200,939	—	200,939	—	200,939
Operating income	1,814	795	2,609	7,950	10,559
Other income, net	347	—	347	(1)	346
Total other expenses, net	(30,688)	—	(30,688)	(1)	(30,689)
Loss before expense for income taxes	(28,874)	795	(28,079)	7,949	(20,130)
Expense for income taxes	3,962	—	3,962	659	4,621
Net loss	(32,836)	795	(32,041)	7,290	(24,751)
Net loss per ordinary share - basic and diluted	(0.20)	0.01	(0.19)	0.04	(0.15)
Comprehensive loss	(33,444)	795	(32,649)	7,290	(25,359)

	Consolidated Statement of Comprehensive Loss
	Six Months Ended June 30, 2018
	As Previously Reported	Revision (1)	As Revised	Impact of Accounting Change (2)	As Adjusted
Cost of goods sold	$216,174	$(1,548)	$214,626	$(13,001)	$201,625
Gross profit	310,542	1,548	312,090	13,001	325,091
Impairment of long-lived assets	37,853	—	37,853	(4,206)	33,647
Total operating expenses	436,036	—	436,036	(4,206)	431,830
Operating loss	(125,494)	1,548	(123,946)	17,207	(106,739)
Other income, net	525	—	525	(28)	497
Total other expenses, net	(61,074)	—	(61,074)	(28)	(61,102)
Loss before expense for income taxes	(186,568)	1,548	(185,020)	17,179	(167,841)
Expense for income taxes	3,596	—	3,596	1,970	5,566
Net loss	(190,164)	1,548	(188,616)	15,209	(173,407)
Net loss per ordinary share - basic and diluted	(1.15)	0.01	(1.14)	0.09	(1.05)
Comprehensive loss	(190,309)	1,548	(188,761)	15,209	(173,552)
(1)

During the course of preparing the Company’s consolidated financial statements for the year ended December 31, 2018, the Company identified an error in the measurement of the contingent royalty liability calculation pertaining to the royalty end date for one of its medicines.  The amounts in this column reflect the revisions to the Company’s previously reported consolidated statement of comprehensive loss on Form 10-Q for the three and six months ended June 30, 2018.  The Company concluded that the amounts were not material to any of its previously issued consolidated financial statements.  Refer to Note 1 and Note 23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further detail regarding this revision.  The impact on the consolidated statements of cash flows consisted of adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities.  There was no impact on total operating, investing or financing cash flows for the six months ended June 30, 2018.

(2)

The change in accounting principle resulted in the Company re-performing its purchase price allocations as of the respective acquisition dates for prior business combinations.  The adjustments to the purchase price allocations primarily resulted in a net decrease in cost of goods sold reflecting lower intangible asset amortization and the elimination of royalty accretion and remeasurement expenses, partially offset by the royalty expense based on the periods’ net sales.  The re-performance of purchase price allocations also directly impacted impairments of long-lived assets and benefit/expense for income taxes, as shown in the tables above. In addition, the elimination of royalty reimbursement assets and accrued contingent royalty liabilities that were recorded in connection with divestitures resulted in adjustments to other income, net.

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

NOTE 3 – NET LOSS PER SHARE

The following table presents basic and diluted net loss per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Basic and diluted net loss per share calculation:
Net loss	$(5,120)	$(24,751)	$(37,983)	$(173,407)
Weighted average ordinary shares outstanding	185,327,383	165,536,826	178,866,391	164,921,722
Basic and diluted net loss per share	$(0.03)	$(0.15)	$(0.21)	$(1.05)

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

The computation of diluted net loss per share excluded 8.8 million shares subject to equity awards for each of the three and six months ended June 30, 2019, and 11.0 million and 11.6 million shares subject to equity awards for the three and six months ended June 30, 2018, respectively, because their inclusion would have had an anti-dilutive effect on diluted net loss per share.

The potentially dilutive impact of the March 2015 private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) by Horizon Pharma Investment Limited (“Horizon Investment”), a wholly owned subsidiary of the Company, is determined using a method similar to the treasury stock method.  Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash.  Instead, the Company is required to increase the diluted net income (loss) per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares.  For diluted net income (loss) per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s ordinary shares over the reporting period is in excess of the exchange price of the Exchangeable Senior Notes.  There was no calculated spread added to the denominator for the three and six months ended June 30, 2019 and 2018.

NOTE 4 – ACQUISITIONS, DIVESTITURES AND OTHER ARRANGEMENTS

Sale of MIGERGOT rights

On June 28, 2019, the Company sold its rights to MIGERGOT to Cosette Pharmaceuticals, Inc., for $6.0 million and total potential contingent consideration payments of $4.0 million (the “MIGERGOT transaction”).

Pursuant to ASC 805 (as amended by ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”)), the Company accounted for the MIGERGOT transaction as a sale of assets, specifically a sale of intellectual property rights, and a sale of inventory.

The loss on sale of assets recorded to the condensed consolidated statement of comprehensive loss during the three and six months ended June 30, 2019, was determined as follows (in thousands):

Cash proceeds	$6,000
Less net assets sold:
Developed technology	(16,999)
Inventory	(236)
Release of contingent consideration liability	272
Loss on sale of assets	$(10,963)

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

Pursuant to ASC 805 (as amended by ASU No. 2017-01), the Company accounted for the Immedica transaction as a sale of assets, specifically a sale of intellectual property rights.

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

Other Arrangements

On January 3, 2019, the Company entered into a collaboration agreement with HemoShear Therapeutics, LLC (“HemoShear”), a biotechnology company, to discover novel therapeutic targets for gout.  The collaboration provides the Company with an opportunity to address unmet treatment needs for people with gout by evaluating new targets for the control of serum uric acid levels as well as new targets to address the inflammation associated with acute flares of gout.  Under the terms of the agreement, the Company paid HemoShear an upfront cash payment of $2.0 million with additional potential future milestone payments upon commencement of new stages of development, contingent on the Company’s approval at each stage.  In June 2019, the Company incurred a $4.0 million progress payment, which was subsequently paid in July 2019.

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

The components of inventories as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$6,340	$5,092
Work-in-process	28,224	27,068
Finished goods	16,455	18,591
Inventories, net	$51,019	$50,751

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Deferred charge for taxes on intra-company profit	$21,178	$21,734
Prepaid income taxes	15,690	5,899
Rabbi trust assets	11,582	8,203
Advance payments for inventory	9,432	1,449
Medicine samples inventory	3,122	4,539
Other prepaid expenses and other current assets	24,724	26,394
Prepaid expenses and other current assets	$85,728	$68,218

Advance payments for inventory as of June 30, 2019, includes $9.0 million related to payments made to the manufacturer of teprotumumab drug substance.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Software	$14,843	$14,843
Leasehold improvements	10,560	9,982
Machinery and equipment	4,800	4,800
Computer equipment	2,561	2,485
Other	2,736	2,501
	35,500	34,611
Less accumulated depreciation	(22,069)	(19,197)
Construction in process	11,377	4,687
Property and equipment, net	$24,808	$20,101

Depreciation expense was $1.4 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, and was $2.9 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2019, the Company retrospectively changed its accounting for business combinations, which impacted the carrying amounts of its goodwill and intangible assets.  Refer to Note 1 for further detail.

Goodwill

The gross carrying amount of goodwill as of June 30, 2019 and December 31, 2018 was $413.7 million.

The table below presents goodwill for the Company’s reportable segments as of June 30, 2019 (in thousands):

	Orphan and Rheumatology	Inflammation	Total
Goodwill	$360,745	$52,924	$413,669

As of June 30, 2019, there were no accumulated goodwill impairment losses.

Intangible Assets

As of June 30, 2019, the Company’s finite-lived intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, PENNSAID 2%, PROCYSBI, RAVICTI and RAYOS, as well as customer relationships for ACTIMMUNE.

During the three and six months ended June 30, 2019, in connection with the MIGERGOT transaction, the Company recorded a write off of the remaining net book value of developed technology related to MIGERGOT of $17.0 million. See Note 4 for further details.

During the year ended December 31, 2018, in connection with the Immedica transaction, the Company recorded a reduction in the net book value of developed technology related to RAVICTI and AMMONAPS of $4.1 million.  See Note 4 for further details.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value.  During the six months ended June 30, 2018, the Company recorded an impairment of $33.6 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a Patented Medicine Prices Review Board review.  The fair value of developed technology was determined using an income approach.

The Company also recorded an impairment of $10.6 million during the three months ended December 31, 2018 to fully write off the book value of developed technology related to LODOTRA as result of amendments to its license and supply agreements with Jagotec AG (“Jagotec”) and Skyepharma AG, which are affiliates of Vectura Group plc (“Vectura”).  Under these amendments, effective January 1, 2019, the Company agreed to transfer all economic benefits of LODOTRA in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  The Company no longer recorded LODOTRA revenue from January 1, 2019.  The fair value of developed technology was determined using an income approach.

Intangible assets as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019			December 31, 2018
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Impairment	Accumulated Amortization	Net Book Value
Developed technology	$2,758,403	$(944,453)	$1,813,950	$2,828,648	$(44,245)	$(838,764)	$1,945,639
Customer relationships	8,100	(3,871)	4,229	8,100	—	(3,470)	4,630
Total intangible assets	$2,766,503	$(948,324)	$1,818,179	$2,836,748	$(44,245)	$(842,234)	$1,950,269

Amortization expense for the three months ended June 30, 2019 and 2018 was $57.7 million and $60.5 million, respectively, and was $115.1 million and $121.4 million for the six months ended June 30, 2019 and 2018, respectively.  As of June 30, 2019, estimated future amortization expense was as follows (in thousands):

2019 (July to December)	$115,319
2020	228,766
2021	221,262
2022	220,090
2023	219,470
Thereafter	813,272
Total	$1,818,179

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Payroll-related expenses	$56,461	$78,555
Allowances for returns	36,248	39,041
Consulting and professional services	32,348	35,799
Accrued royalties	16,930	15,746
Accrued interest	12,148	13,196
Pricing review liability	10,108	9,091
Accrued other	23,949	24,311
Accrued expenses	$188,192	$215,739

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued commercial rebates and wholesaler fees	$124,354	$153,083
Accrued co-pay and other patient assistance	142,242	179,463
Accrued government rebates and chargebacks	132,061	125,217
Accrued trade discounts and rebates	$398,657	$457,763
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance costs, and government rebates and chargebacks in accounts payable	14,939	3,666
Total customer-related accruals and allowances	$413,596	$461,429

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2018 to June 30, 2019 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2018	$153,445	$179,462	$128,522	$461,429
Current provisions relating to sales during the six months ended June 30, 2019	235,609	825,080	223,042	1,283,731
Adjustments relating to prior-year sales	(5,763)	—	11,101	5,338
Payments relating to sales during the six months ended June 30, 2019	(111,153)	(679,894)	(80,068)	(871,115)
Payments relating to prior-year sales	(147,682)	(179,462)	(138,643)	(465,787)
Balance at June 30, 2019	$124,456	$145,186	$143,954	$413,596

NOTE 11 – SEGMENT AND OTHER INFORMATION

The Company has two reportable segments, the orphan and rheumatology segment and the inflammation segment, and the Company reports net sales and segment operating income for each segment.

The orphan and rheumatology segment includes the marketed medicines ACTIMMUNE, BUPHENYL, KRYSTEXXA, PROCYSBI, QUINSAIR, RAVICTI and RAYOS.  The inflammation segment includes the marketed medicines DUEXIS, PENNSAID 2% and VIMOVO and previously included MIGERGOT prior to the MIGERGOT transaction.

The Company’s chief operating decision maker (“CODM”) evaluates the financial performance of the Company’s segments based upon segment operating income.  Segment operating income is defined as income (loss) before (benefit) expense for income taxes adjusted for the items set forth in the reconciliation below.  Items below income from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s CODM.  Additionally, certain expenses are not allocated to a segment.  The Company does not report balance sheet information by segment as no balance sheet by segment is reviewed by the Company’s CODM.

The following table reflects net sales by medicine for the Company’s reportable segments for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
KRYSTEXXA	$79,801	$58,608	$132,058	$105,326
RAVICTI	50,441	56,958	100,344	106,051
PROCYSBI	41,174	38,433	80,745	73,367
ACTIMMUNE	29,276	27,382	51,022	52,240
RAYOS	20,284	13,452	39,708	24,142
BUPHENYL	2,368	5,244	5,138	10,986
QUINSAIR	170	97	338	218
LODOTRA	—	1,535	—	1,650
Orphan and Rheumatology segment net sales	$223,514	$201,709	$409,353	$373,980

PENNSAID 2%	51,472	47,610	101,661	74,413
DUEXIS	30,066	30,728	59,523	46,405
VIMOVO	14,616	21,856	28,659	30,235
MIGERGOT	979	932	1,822	1,683
Inflammation segment net sales	$97,133	$101,126	$191,665	$152,736

Total net sales	$320,647	$302,835	$601,018	$526,716

The table below provides reconciliations of the Company’s segment operating income to the Company’s total loss before (benefit) expense for income taxes for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Segment operating income:
Orphan and Rheumatology	$74,502	$70,609	$121,180	$113,713
Inflammation	49,694	45,883	91,139	36,311
Reconciling items:
Amortization and step-up:
Intangible amortization expense	(57,683)	(60,480)	(115,100)	(121,364)
Inventory step-up expense	25	(53)	(90)	(17,129)
Interest expense, net	(22,033)	(31,030)	(49,563)	(61,484)
Share-based compensation	(21,367)	(30,721)	(48,915)	(58,554)
Loss on debt extinguishment	(11,878)	—	(17,464)	—
Loss on sale of assets	(10,963)	—	(10,963)	—
Upfront, progress and milestone payments related to license and collaboration agreements	(4,000)	—	(6,000)	(90)
Depreciation	(1,443)	(1,551)	(2,916)	(3,104)
Charges relating to discontinuation of Friedreich's ataxia program	(1,300)	(272)	(1,221)	(1,222)
Fees related to refinancing activities	(1,033)	(15)	(1,175)	(42)
Litigation settlements	(1,000)	(4,250)	(1,000)	(4,250)
Drug substance harmonization costs	(234)	(475)	(314)	(1,279)
Acquisition/divestiture-related costs	(73)	(1,077)	(1,275)	(5,775)
Restructuring and realignment costs	(13)	(7,039)	(33)	(10,307)
Impairment of long-lived assets	—	—	—	(33,647)
Foreign exchange gain (loss)	76	(5)	15	(115)
Other (expense) income, net	(1,272)	346	(1,083)	497
Loss before (benefit) expense for income taxes	$(9,995)	$(20,130)	$(44,778)	$(167,841)

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments and all other customers as a group for the three and six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	For the Three Months Ended June 30,
	2019		2018
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$366,676	37%	$292,914	26%
Customer B	152,057	15%	277,705	25%
Customer C	189,220	19%	126,881	11%
Customer D	110,434	11%	104,101	9%
Other Customers	172,938	18%	326,195	29%
Gross Sales	$991,325	100%	$1,127,796	100%

	For the Six Months Ended June 30,
	2019		2018
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$711,923	37%	$569,725	27%
Customer B	336,926	17%	495,562	24%
Customer C	311,277	16%	239,047	12%
Customer D	226,186	12%	159,520	7%
Other Customers	350,179	18%	618,381	30%
Gross Sales	$1,936,491	100%	$2,082,235	100%

Geographic revenues are determined based on the country in which the Company’s customers are located.  The following table presents a summary of net sales attributed to geographic sources for the three and six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$319,404	100%	$295,939	98%
Rest of world	1,243	*	6,896	2%
Net sales	$320,647		$302,835

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$598,612	100%	$515,310	98%
Rest of world	2,406	*	11,406	2%
Net sales	$601,018		$526,716
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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$825,925	$—	$—	$825,925
Other current assets	11,582	—	—	11,582
Total assets at fair value	$837,507	$—	$—	$837,507
Liabilities:
Other long-term liabilities	(11,582)	—	—	(11,582)
Total liabilities at fair value	$(11,582)	$—	$—	$(11,582)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$6,500	$—	$6,500
Money market funds	915,800	—	—	915,800
Other current assets	8,203	—	—	8,203
Total assets at fair value	$924,003	$6,500	$—	$930,503
Liabilities:
Other long-term liabilities	(8,203)	—	—	(8,203)
Total liabilities at fair value	$(8,203)	$—	$—	$(8,203)

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Term Loan Facility	$518,026	$818,026
2023 Senior Notes	225,000	475,000
2024 Senior Notes	300,000	300,000
Exchangeable Senior Notes	400,000	400,000
Total face value	1,443,026	1,993,026
Debt discount	(70,754)	(87,038)
Deferred financing fees	(5,494)	(9,304)
Total long-term debt	1,366,778	1,896,684
Less: long-term debt—current portion	—	—
Long-term debt, net of current portion	$1,366,778	$1,896,684

Term Loan Facility and Revolving Credit Facility

On May 22, 2019, Horizon Pharma USA, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, borrowed approximately $518.0 million aggregate principal amount of loans (the “May 2019 Refinancing Loans”) pursuant to an amendment (the “May 2019 Refinancing Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018 and Amendment No. 5, dated March 11, 2019 (the “Term Loan Facility”).  Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments (the “New Incremental Revolving Commitments”).  The New Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) and provide the Borrower with $200.0 million of additional borrowing capacity, which includes a $50.0 million letter of credit sub-facility.  The New Incremental Revolving Commitments will terminate in March 2024. Borrowings under the Revolving Credit Facility are available for general corporate purposes.  As of June 30, 2019, the Revolving Credit Facility was undrawn.  As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through the May 2019 Refinancing Amendment.

The May 2019 Refinancing Loans were incurred as a separate new class of term loans under the Credit Agreement with substantially the same terms as the previously outstanding senior secured term loans incurred on October 19, 2018 (the “Refinanced Loans”) to effectuate a repricing of the Refinanced Loans, including lowering the interest rate by 0.25% and extending the final maturity date to May 22, 2026.  The Borrower used the proceeds of the May 2019 Refinancing Loans to repay the Refinanced Loans, which totaled approximately $518.0 million.  The May 2019 Refinancing Loans bear interest, at the Borrower’s option, at a rate equal to either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin of 2.50% per year (subject to a LIBOR floor of 0.00%), or the alternate base rate (the “Base Rate”) plus 1.50% per year.  The Base Rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 2.00%.  The loans under the Revolving Credit Facility bear interest, at the Borrower’s option, at a rate equal to either LIBOR plus an applicable margin of 3.00% per year (subject to a LIBOR floor of 0.00%), or the Base Rate plus 2.00% per year.  The applicable margins for loans under the Revolving Credit Facility will be reduced by 0.25% if the Company’s ratio of consolidated total indebtedness to consolidated EBITDA, or total leverage ratio, is less than or equal to 3.50 to 1.00.   The Credit Agreement provides for (i) the May 2019 Refinancing Loans, (ii) the Revolving Credit Facility, (iii) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (iv) one or more uncommitted refinancing loan facilities with respect to loans thereunder.  The Credit Agreement allows for the Company and certain of its subsidiaries to become additional borrowers under incremental or refinancing facilities.

The obligations under the Credit Agreement (including obligations in respect of the May 2019 Refinancing Loans and the Revolving Credit Facility) and any swap obligations and cash management obligations owing to a lender (or an affiliate of a lender) are guaranteed by the Company and each of the Company’s existing and subsequently acquired or formed direct and indirect subsidiaries (other than certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law).  The obligations under the Credit Agreement (including obligations in respect of the May 2019 Refinancing Loans and the Revolving Credit Facility) and any related swap and cash management obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Borrower and the guarantors, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Borrower and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Borrower, to 65% of the capital stock of such subsidiaries).  The Borrower and the guarantors under the Credit Agreement are individually and collectively referred to herein as a “Loan Party” and the “Loan Parties,” as applicable.

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

On March 18, 2019, the Borrower completed the repayment of $300.0 million of the outstanding principal amount of term loans under the Credit Agreement following the closing of its underwritten public equity offering on March 11, 2019.  Following this repayment, the outstanding principal balance of term loans under the Credit Agreement was $518.0 million and the Company’s total aggregate outstanding principal amount of indebtedness was $1,693.0 million.

Additionally, the Company elected to exercise its reinvestment rights under the mandatory prepayment provisions of the Credit Agreement with respect to the net proceeds from the Immedica transaction.  To the extent the Company had not applied such net proceeds to permitted acquisitions (including the acquisition of rights to products and products lines) and/or the acquisition of capital assets within 365 days of the receipt of proceeds from the Immedica transaction (or commit to so apply and then apply within 180 days after the end of such 365-day period), the Company was required to make a mandatory prepayment under the Credit Agreement in an amount equal to the unapplied net proceeds.  In March 2019, the Company repaid $35.0 million under the mandatory prepayment provisions of the Credit Agreement.

The Borrower is permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium, except that with respect to the May 2019 Refinancing Loans, a 1% premium will apply to a repayment of the May 2019 Refinancing Loans in connection with a repricing of, or any amendment to the Credit Agreement in a repricing of, such loans effected on or prior to the date that is six months following May 22, 2019.  The Borrower is required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of the Company’s excess cash flow (subject to decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively).  The May 2019 Refinancing Loans will amortize in equal quarterly installments beginning on March 31, 2025, in an aggregate annual amount equal to 1.00% of the original principal amount of the loans under the Credit Agreement (i.e. $850.0 million), as the same may be reduced from time to time pursuant to the Credit Agreement (including by prepayments made prior to or after the date of the May 2019 Refinancing Amendment), with any remaining balance payable on May 22, 2026, the final maturity date of the May 2019 Refinancing Loans.

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

Other events of default under the Credit Agreement include: (i) the failure by the Borrower to timely make payments due under the Credit Agreement; (ii) material misrepresentations or misstatements in any representation or warranty by any Loan Party when made; (iii) failure by any Loan Party to comply with the covenants under the Credit Agreement and other related agreements; (iv) certain defaults under a specified amount of other indebtedness of the Company or its subsidiaries; (v) insolvency or bankruptcy-related events with respect to the Company or any of its material subsidiaries; (vi) certain undischarged judgments against the Company or any of its restricted subsidiaries; (vii) certain ERISA-related events reasonably expected to have a material adverse effect on the Company and its restricted subsidiaries taken as a whole; (viii) certain security interests or liens under the loan documents ceasing to be, or being asserted by the Company or its restricted subsidiaries not to be, in full force and effect; (ix) any loan document or material provision thereof ceasing to be, or any challenge or assertion by any Loan Party that such loan document or material provision is not, in full force and effect; and (x) the occurrence of a change of control.  If one or more events of default occurs and continues beyond any applicable cure period, the administrative agent may, with the consent of the lenders holding a majority of the loans and commitments under the facilities, or will, at the request of such lenders, terminate the commitments of the lenders to make further loans and declare all of the obligations of the Loan Parties under the Credit Agreement to be immediately due and payable.

The interest on the Company’s Term Loan Facility is variable and as of June 30, 2019, the interest rate on the Term Loan Facility was 4.94% and the effective interest rate was 5.26%.

As of June 30, 2019, the fair value of the amounts outstanding under the Term Loan Facility was approximately $518.0 million, categorized as a Level 2 instrument, as defined in Note 12.

In July 2019, the Company redeemed $100.0 million of senior secured term loans under the Credit Agreement.  See Note 20 for further details.

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

As of June 30, 2019, the interest rate on the 2023 Senior Notes was 6.625% and the effective interest rate was 6.96%.

As of June 30, 2019, the fair value of the 2023 Senior Notes was approximately $232.0 million, categorized as a Level 2 instrument, as defined in Note 12.

The Company redeemed $250.0 million of 2023 Senior Notes on May 1, 2019.  In connection with this early redemption, the Company paid a premium of $8.3 million on May 1, 2019.  Following this redemption, $225.0 million of the 2023 Senior Notes remained outstanding.

On July 10, 2019, the Company delivered notice to redeem the remaining $225.0 million of 2023 Senior Notes on August 9, 2019.  See Note 20 for further details.

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

As of June 30, 2019, the interest rate on the 2024 Senior Notes was 8.75% and the effective interest rate was 9.20%.

As of June 30, 2019, the fair value of the 2024 Senior Notes was approximately $323.3 million, categorized as a Level 2 instrument, as defined in Note 12.

On July 10, 2019, the Company delivered notice to redeem all $300.0 million of 2024 Senior Notes on August 9, 2019.  See Note 20 for further details.

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

As of June 30, 2019, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

As of June 30, 2019, the interest rate on the Exchangeable Senior Notes was 2.50% and the effective interest rate was 8.88%.

As of June 30, 2019, the fair value of the Exchangeable Senior Notes was approximately $450.0 million, categorized as a Level 2 instrument, as defined in Note 12.

During the three months ended June 30, 2019, the Company recorded a loss on debt extinguishment of $11.9 million in the condensed consolidated statement of comprehensive loss, which reflected the write-off of the deferred financing fees and debt discount fees related to the prepayment of $225.0 million of the 2023 Senior Notes and term loan refinancing in May 2019.

During the six months ended June 30, 2019, the Company recorded a loss on debt extinguishment of $17.5 million in the condensed consolidated statement of comprehensive loss, which reflected the write-off of the deferred financing fees and debt discount fees related to the prepayment of $225.0 million of the 2023 Senior Notes and term loan refinancing in May 2019 and the $300.0 million term loan repayment in March 2019.

NOTE 14 – LEASE OBLIGATIONS

As discussed in Note 2, the Company elected the Topic 842 transition provision that allows entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption.  Accordingly, the Topic 842 disclosures below are presented as of and for the three and six-month period ended June 30, 2019 only.

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

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method.  Rent expense was $1.4 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $3.0 million for each of the six months ended June 30, 2019 and 2018.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of June 30, 2019 (in thousands):

2019 (July to December)	$(1,691)
2020	6,670
2021	5,778
2022	4,555
2023	4,433
Thereafter	36,350
Total lease payments (1)	56,095
Imputed interest	(19,669)
Total operating lease liabilities	$36,426
(1)

Total lease payments in the above table do not include approximately $12.0 million related to a lease that had not yet commenced at June 30, 2019.  The Company expects this lease to commence in the fourth quarter of 2019 and the Company will recognize the related right-of-use asset and lease liability upon commencement.

The Company has certain leases that provide for lease incentives payable to the Company for construction of leasehold improvements.  The cash inflows for these incentives are expected to be received in 2019 and are in excess of the Company’s expected lease payments resulting in a net cash inflow, as shown in the above table.

The weighted-average discount rate and remaining lease term for operating leases as of June 30, 2019 was 7.54% and 10.57 years, respectively.

The following table, which was included in the Company’s 2018 Annual Report on Form 10-K, depicts the minimum future cash payments due under lease obligations at December 31, 2018 (in thousands):

2019	$6,228
2020	6,680
2021	5,788
2022	4,565
2023	4,442
Thereafter	36,696
Total	$64,399

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of teprotumumab drug substance.  In addition, the Company must provide AGC Biologics with rolling forecasts of teprotumumab drug substance requirements, with a portion of the forecast being a firm and binding order.  Under the Company’s agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of teprotumumab drug product requirements, with a portion of the forecast being a firm and binding order.  At June 30, 2019, the Company had binding purchase commitments with AGC Biologics for teprotumumab drug substance of €35.4 million ($40.2 million converted at an exchange rate of 1.1372 as of June 30, 2019), to be delivered through September 2020, and with Catalent for teprotumumab drug product of $2.3 million, to be delivered through December 2019.

Patheon Pharmaceuticals Inc. (“Patheon”) is obligated to manufacture PROCYSBI for the Company through December 31, 2021.  The Company must provide Patheon with rolling, non-binding forecasts of PROCYSBI, with a portion of the forecast being a firm written order.  Cambrex Profarmaco Milano (“Cambrex”) is obligated to manufacture PROCYSBI active pharmaceutical ingredient (“API”) for the Company through November 2, 2020.  The Company must provide Cambrex with rolling, non-binding forecasts, with a portion of the forecast being the minimum floor of the firm order that must be placed.  At June 30, 2019, the Company had a binding purchase commitment with Patheon for PROCYSBI of $1.2 million, to be delivered through December 2019, and with Cambrex for PROCYSBI API of $0.8 million, to be delivered through December 2020.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company.  Following the IMUKIN sale, purchases by the Company of IMUKIN inventory are expected to be sold to Clinigen.  The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least June 30, 2024.  As of June 30, 2019, the minimum binding purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $20.1 million (converted using a Dollar-to-Euro exchange rate of 1.1372) through July 2024.  As of June 30, 2019, the Company also committed to incur an additional $0.8 million for the harmonization of the drug substance manufacturing process with Boehringer Ingelheim Biopharmaceuticals.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least eighty percent of its annual world-wide bulk product requirements for KRYSTEXXA from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three-year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA.  The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order.  The first six months of the forecast are considered binding firm orders.  At June 30, 2019, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $48.7 million, to be delivered through December 31, 2026.  Additionally, purchase orders relating to the manufacture of KRYSTEXXA of $0.9 million were outstanding at June 30, 2019.

Jagotec or its affiliates are required to manufacture and supply RAYOS exclusively to the Company in bulk.  The earliest the agreement can expire is December 31, 2023, and the minimum purchase commitment is in force until December 2023.  At June 30, 2019, the minimum purchase commitment based on tablet pricing in effect under the agreement was $4.3 million through December 2023.  Additionally, purchase orders relating to the manufacture of RAYOS of $0.6 million were outstanding at June 30, 2019.  Effective January 1, 2019, the Company amended its license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura.  Under these amendments, from the earlier of the completion of certain transfer activities related to the transfer of the Company’s rights to LODOTRA in Europe, or January 1, 2020, the Company will no longer be subject to a minimum purchase commitment in respect of the supply agreement with Jagotec AG.

Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (“Nuvo”) is obligated to manufacture and supply PENNSAID 2% to the Company.  The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party.  At least ninety days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities.  At June 30, 2019, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $5.0 million, to be delivered through December 2019.

Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”) is obligated to manufacture and supply DUEXIS to the Company in final, packaged form and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia.  The agreement term extends until May 2021 and automatically renews for successive two-year terms unless terminated by either party upon two years’ prior written notice.  At June 30, 2019, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $7.2 million, to be delivered through December 2019.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, BUPHENYL, QUINSAIR and VIMOVO of $8.2 million were outstanding at June 30, 2019.

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

Other Agreements

Under the agreement for the acquisition of River Vision Development Corp., the Company is required to pay up to $325.0 million upon the attainment of various milestones, composed of $100.0 million related to U.S. Food and Drug Administration (“FDA”) approval and $225.0 million related to net sales thresholds for teprotumumab.  The agreement also includes a royalty payment of three percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).  Under a separate agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as “Roche”), the Company is required to pay Roche up to CHF103.0 million ($105.5 million when converted using a CHF-to-Dollar exchange rate at June 30, 2019 of 1.0243) upon the attainment of various milestones related to filing, approval and net sales thresholds for teprotumumab.  In connection with submission of the teprotumumab biologics license application (“BLA”), the Company incurred a milestone of CHF3.0 million ($3.1 million when converted using a CHF-to-Dollar exchange rate at June 30, 2019 of 1.0243) payable to Roche which will be recorded and paid during the third quarter of 2019.  During the year ended December 31, 2017, CHF2.0 million ($2.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0169) was paid in relation to these milestones.  The agreement with Roche also includes a royalty payment of between nine percent and twelve percent of annual worldwide net sales.  Under a separate agreement with Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“LA BioMed”), the Company is required to pay LA BioMed a royalty payment of less than one percent of net sales.

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

VIMOVO

Currently, patent litigation is pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”) which seeks to market VIMOVO prior to the expiration of certain of the Company’s patents listed in the Orange Book.  Settlements have been reached with three other generic companies: (i) Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida) and Actavis Pharma, Inc. (collectively, “Actavis Pharma”) (ii) Lupin; and (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, “Mylan”).  Under the Settlement Agreements, the license entry date is now August 1, 2024; however, all three may be able to enter the market earlier in certain circumstances.

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

The District Court consolidated all of the cases pending against the generic companies into two separate cases for purposes of discovery.  The District Court entered final judgment for one of the consolidated cases on July 21, 2017, upholding the validity of the ‘907 and ‘285 patents, and finding the generic products would infringe one or both of the two patents. Both sides appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit.  On May 15, 2019, the Federal Circuit reversed the District Court’s judgment in favor of the Company, and entered judgment that the ‘285 and ‘907 patents are invalid for lack of a sufficient written description. On July 30, 2019, the Federal Circuit Court of Appeals denied the Company’s request for a rehearing of the Court’s invalidity ruling against the ‘285 and ‘907 patents for VIMOVO coordinated-release tablets.  As a result, the District Court will enter judgment invalidating the ‘285 and ‘907 patents, which could subsequently result in Dr. Reddy’s initiating an at-risk launch of a generic version of VIMOVO.

On November 19, 2018, the District Court granted Dr. Reddy’s and Mylan’s summary judgment ruling that U.S Patent Numbers 9,220,698 and 9,393,208 are invalid, and on January 21, 2019, it entered final judgment against the ‘698, ‘208, and U.S. Patent Number 8,945,621.  On February 21, 2019, the Company appealed the adverse judgments on the ‘208 and ‘698 patents to the Federal Circuit Court of Appeals.

On December 4, 2017, Mylan filed a Petition for IPR against the ‘208 patent.  The PTAB instituted an IPR proceeding on Mylan’s Petition on June 14, 2018.  On July 2, 2018, Dr. Reddy’s filed a motion seeking to join Mylan’s ‘208 IPR.  On April 1, 2019, the PTAB granted Dr. Reddy’s request to join the Mylan ‘208 IPR.  The parties are awaiting the PTAB’s decision, which is expected by September 8, 2019.

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

During the six months ended June 30, 2019, the Company issued an aggregate of 14.1 million of ordinary shares in connection with the closing of its underwritten public equity offering on March 11, 2019.  The Company received a total of approximately $326.8 million after deducting underwriting discounts and other estimated offering expenses payable by the Company in connection with such offering.

During the six months ended June 30, 2019, the Company issued an aggregate of 3.1 million of ordinary shares in connection with stock option exercises, the vesting of restricted stock units and employee share purchase plan purchases.  The Company received a total of $17.5 million in net proceeds in connection with such issuances.

During the six months ended June 30, 2019, the Company made payments of $24.4 million for employee withholding taxes relating to share-based awards.

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

NOTE 18 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at June 30, 2019, include its 2005 Stock Plan, 2011 Equity Incentive Plan, as amended, 2014 Employee Share Purchase Plan, as amended (“2014 ESPP”), Amended and Restated 2014 Equity Incentive Plan (“2014 EIP”) and 2014 Non-Employee Equity Plan, as amended (“2014 Non-Employee Plan”).  As of June 30, 2019, an aggregate of 1,525,809 ordinary shares were authorized and available for future issuance under the 2014 ESPP, an aggregate of 9,249,654 ordinary shares were authorized and available for future grants under the 2014 EIP (of which 364,368 shares are to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company)) and an aggregate of 715,341 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Plan.

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

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	11,827,765	$19.06	6.24	$37,257
Exercised	(776,977)	15.49
Forfeited	(97,159)	23.41
Expired	(326,019)	29.76
Outstanding as of June 30, 2019	10,627,610	18.95	5.83	64,048
Exercisable as of June 30, 2019	9,806,055	$19.16	5.68	$57,822

Stock options typically have a contractual term of ten years from grant date.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2019:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2018	6,772,818	$15.56
Granted	3,113,029	20.93
Vested	(2,367,613)	15.61
Forfeited	(343,037)	17.32
Outstanding as of June 30, 2019	7,175,197	$17.79

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the six months ended June 30, 2019:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2018	1,393,943
Granted	2,290,632	$25.31	0.8%	$25.12
Forfeited	(82,568)	23.44	0.5%	23.33
Vested	(515,629)	13.87	0.0%	13.87
Performance Based Adjustment (1)	560,746	13.87	0.0%	13.87
Outstanding as of June 30, 2019	3,647,124

(1)	Represents adjustment based on the net sales performance criteria meeting 157.4% of target as of December 31, 2018.

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

•

70% of the 2018 PSUs that may vest (such portion of the PSU award, the “2018 Net Sales PSUs”), are determined by reference to the Company’s net sales for its segments during 2018 (being the orphan and rheumatology segment and inflammation segment), weighted with the orphan and rheumatology segment comprising the majority of the target sales (with respect to the total PSU award).  During the year ended December 31, 2018, the net sales performance criteria was met at 157.4% of target.  Accordingly, the first tranche of the 2018 Net Sales PSUs portion have vested and the remaining two tranches will vest in equal installments in January 2020 and January 2021, subject to the participant’s continued service with the Company through the applicable vesting dates.

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

All PSUs outstanding at June 30, 2019, may vest in a range of between 0% and 200%, based on the performance metrics described above.  The Company accounts for the 2018 PSUs and 2019 PSUs as equity-settled awards in accordance with ASC 718.  Because the value of the 2018 Relative TSR PSUs and 2019 Relative TSR PSUs are dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the 2018 Relative TSR PSUs and 2019 Relative TSR PSUs.  As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2019 PSUs during the six months ended June 30, 2019, include:

Valuation date stock price	$20.39
Expected volatility	38.9%
Risk free rate	2.6%

The value of the 2018 Net Sales PSUs and 2019 Net Sales PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full period performance against targets, and the Company adjusts the expense quarterly.

On January 4, 2019, the Company awarded a company-wide grant of PSUs (the “Teprotumumab PSUs”).  Vesting of the Teprotumumab PSUs was contingent upon receiving shareholder approval of amendments to the 2014 EIP, which approval was received on May 2, 2019.  The Teprotumumab PSUs are generally eligible to vest contingent upon receiving approval of the teprotumumab BLA from the FDA no later than September 30, 2020 and the employee’s continued service with the Company.  At June 30, 2019, there were 1,540,096 Teprotumumab PSUs outstanding.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Share-based compensation expense
Cost of goods sold	$1,990	$1,893
Research and development	4,979	4,649
Selling, general and administrative	41,946	52,012
Total share-based compensation expense	$48,915	$58,554

During the six months ended June 30, 2019 and 2018, the Company recognized $4.2 million of tax benefit and $0.8 million of tax detriment, respectively, related to share-based compensation resulting primarily from the current share prices in effect at the time of the exercise of stock options and vesting of restricted stock units.  As of June 30, 2019, the Company estimates that pre-tax unrecognized compensation expense of $133.4 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the first quarter of 2022.  The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

The above table does not include expense related to the Teprotumumab PSUs as the recognition of expense related to these awards is not expected to commence until the Company receives approval of the teprotumumab BLA from the FDA.

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

The Company accounted for the Cash Incentive Program as a deferred compensation plan under ASC 710 and is recognizing the payout expense using straight-line recognition through the end of the 36-month vesting period.  During the three and six months ended June 30, 2019, the Company recorded an expense of $1.2 million and $2.3 million, respectively, to the condensed consolidated statement of comprehensive loss related to the Cash Incentive Program.

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

The following table presents the (benefit) expense for income taxes for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Loss before (benefit) expense for income taxes	$(9,995)	$(20,130)	$(44,778)	$(167,841)
(Benefit) expense for income taxes	(4,875)	4,621	(6,795)	5,566
Net loss	$(5,120)	$(24,751)	$(37,983)	$(173,407)

During the three and six months ended June 30, 2019, the Company recorded a benefit for income taxes of $4.9 million and $6.8 million, respectively.  During the three and six months ended June 30, 2018, the Company recorded an expense for income taxes of $4.6 million and $5.6 million, respectively. The benefit for income taxes recorded during the three and six months ended June 30, 2019 resulted primarily from the net excess tax benefits recognized on share-based compensation, the release of a reserve related to an uncertain tax position and the mix of pre-tax income and losses incurred in various tax jurisdictions.

NOTE 20 – SUBSEQUENT EVENTS

On July 16, 2019, HPUSA completed a private placement of $600.0 million aggregate principal amount of 5.5% Senior Notes due 2027 (the “2027 Senior Notes”) to several investment banks acting as initial purchasers, who subsequently resold the 2027 Senior Notes to persons reasonably believed to be qualified institutional buyers.

The Company used the net proceeds from the offering of the 2027 Senior Notes, together with approximately $65.0 million in cash on hand, to redeem or prepay $625.0 million of its outstanding debt, consisting of (i) the outstanding $225.0 million principal amount of its 2023 Senior Notes, (ii) the outstanding $300.0 million principal amount of its 2024 Senior Notes and (iii) $100.0 million of the outstanding principal amount of senior secured term loans under the Credit Agreement, as well as to pay the related premiums and fees and expenses, excluding accrued interest, associated with such redemption and prepayment. On July 10, 2019, the Company delivered notice to redeem the 2023 Senior Notes and 2024 Senior Notes with a redemption date of August 9, 2019.  On July 16, 2019, the Company irrevocably deposited sufficient funds with the trustee to redeem the 2023 Senior Notes and 2024 Senior Notes on August 9, 2019.

The 2027 Senior Notes are HPUSA’s general unsecured senior obligations, rank equally in right of payment with all existing and future senior debt of HPUSA and rank senior in right of payment to any existing and future subordinated debt of HPUSA.  The 2027 Senior Notes are effectively subordinate to all of the existing and future secured debt of HPUSA to the extent of the value of the collateral securing such debt.

The 2027 Senior Notes are unconditionally guaranteed on a senior basis by the Company and all of the Company’s restricted subsidiaries, other than HPUSA and certain immaterial subsidiaries, that guarantee the Credit Agreement.  The guarantees are each guarantor’s senior unsecured obligations and rank equally in right of payment with such guarantor’s existing and future senior debt and senior in right of payment to any existing and future subordinated debt of such guarantor.  The guarantees are effectively subordinated to all of the existing and future secured debt of each guarantor, including such guarantor’s guarantee under the Credit Agreement, to the extent of the value of the collateral securing such debt.  The guarantees of a guarantor may be released under certain circumstances.  The 2027 Senior Notes are structurally subordinated to all of the liabilities of the Company’s subsidiaries that do not guarantee the 2027 Senior Notes.

The 2027 Senior Notes accrue interest at an annual rate of 5.5% payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2020.  The 2027 Senior Notes will mature on August 1, 2027, unless earlier exchanged, repurchased or redeemed.

Except as described below, the 2027 Senior Notes may not be redeemed before August 1, 2022.  Thereafter, some or all of the 2027 Senior Notes may be redeemed at any time at specified redemption prices, plus accrued and unpaid interest to the redemption date.  At any time prior to August 1, 2022, some or all of the 2027 Senior Notes may be redeemed at a price equal to 100% of the aggregate principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the redemption date.  Also prior to August 1, 2022, up to 40% of the aggregate principal amount of the 2027 Senior Notes may be redeemed at a redemption price of 105.5% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net proceeds of certain equity offerings.  In addition, the 2027 Senior Notes may be redeemed in whole but not in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, if on the next date on which any amount would be payable in respect of the 2027 Senior Notes, HPUSA or any guarantor is or would be required to pay additional amounts as a result of certain tax related events.

If the Company undergoes a change of control, HPUSA will be required to make an offer to purchase all of the 2027 Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the repurchase date, subject to certain exceptions.  If the Company or certain of its subsidiaries engages in certain asset sales, HPUSA will be required under certain circumstances to make an offer to purchase the 2027 Senior Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date.

The indenture governing the 2027 Senior Notes contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales, merge, consolidate with or merge or sell all or substantially all of their assets, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries, and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to the Company.  Certain of the covenants will be suspended during any period in which the 2027 Senior Notes receive investment grade ratings.  The indenture governing the 2027 Senior Notes also includes customary events of default.

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

When accounting for business combinations under ASC Topic 805, Business Combinations, we previously separately identified and recorded at fair value intangible assets acquired and their related third-party contingent royalties at the date of acquisition. Third-party contingent royalties are royalties payable to parties other than sellers of the businesses.  Effective January 1, 2019, we retrospectively changed our accounting for business combinations and we now record acquired intangible assets and their related third-party contingent royalties on a net basis, or the New Method.  We changed our accounting principle on the basis that the use of the New Method is preferable primarily due to improved comparability with our peers.  We adjusted the accompanying condensed consolidated balance sheet as at December 31, 2018, the condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2018 and the condensed consolidated statement of cash flows for the six months ended June 30, 2018, and the adjusted amounts are presented herein. There was no impact on total operating, investing or financing cash flows for any period. In addition, there was no impact from the change in accounting principle on our previously reported adjusted EBITDA, non-GAAP net income and non-GAAP diluted earnings per share for any prior period.

OUR BUSINESS

Horizon is focused on researching, developing and commercializing medicines that address critical needs for people impacted by rare and rheumatic diseases.  Our pipeline is purposeful: we apply scientific expertise and courage to bring clinically meaningful therapies to patients.  We believe science and compassion must work together to transform lives.

We have two reportable segments, (i) the orphan and rheumatology segment, our strategic growth business, and (ii) the inflammation segment (previously the primary care segment), and we report net sales and segment operating income for each segment.

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

Inflammation
PENNSAID® (diclofenac sodium topical solution) 2% w/w, or PENNSAID 2%, for topical use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

Acquisitions and Divestitures

Since January 1, 2018, we completed the following acquisitions and divestitures:

•	On June 28, 2019, we sold our rights to MIGERGOT to Cosette Pharmaceuticals, Inc., for an upfront payment and potential additional contingent consideration payments, or the MIGERGOT transaction.

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

On May 2, 2019, our shareholders approved changing our name from “Horizon Pharma Public Limited Company” to “Horizon Therapeutics Public Limited Company”.  We believe that the name “Horizon Therapeutics Public Limited Company” better reflects our long-term strategy to develop and commercialize innovative new medicines to address rare diseases with very few effective treatment options.

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

With our May 2017 acquisition of River Vision Development Corp., or River Vision, we added the late-stage rare disease biologic medicine candidate teprotumumab to our pipeline.  Teprotumumab targets the treatment of active thyroid eye disease, or TED, a debilitating autoimmune condition for which there is no approved treatment.  Our strategy for teprotumumab is to support its continued clinical development and pursue regulatory approval.

On February 28, 2019, we reported statistically significant topline results from our Phase 3 confirmatory trial evaluating teprotumumab for the treatment of active TED.  The study met its primary endpoint of the percentage of study participants with a 2 mm or more reduction in proptosis, or bulging of the eye, which is the main cause of morbidity in TED, at 24 weeks of treatment.  The percent of patients treated with teprotumumab who had a meaningful improvement in proptosis was 82.9 percent compared to 9.5 percent of placebo patients.  In addition, all secondary endpoints were met.  The primary endpoint data was presented on April 26, 2019, at the Annual Scientific and Clinical Congress of the American Association of Clinical Endocrinologists (AACE).  The safety profile of teprotumumab in the Phase 3 study was consistent with the Phase 2 study, which also met its primary endpoint and secondary endpoints, with the results published in The New England Journal of Medicine.

In July 2019, we submitted a biologics license application, or BLA, to the U.S. Food and Drug Administration, or FDA, seeking approval for teprotumumab for the treatment of active TED, with the potential for approval in 2020.  In connection with submission of the BLA, we incurred a milestone of CHF3.0 million ($3.1 million when converted using a CHF-to-Dollar exchange rate at June 30, 2019 of 1.0243) payable to F. Hoffmann-La Roche Ltd, or Roche, which will be recorded and paid during the third quarter of 2019.  Furthermore, we are currently investing in initiatives to prepare for the potential U.S. commercial launch of teprotumumab.  Should we obtain FDA approval, we anticipate incurring significant additional costs related to the launch of the medicine and will also incur additional milestone payments, including $100.0 million payable to River Vision and CHF5.0 million ($5.1 million when converted using a CHF-to-Dollar exchange rate at June 30, 2019 of 1.0243) payable to Roche.  If we do not obtain FDA approval, we expect to incur additional expense, including the write-off of advance payments for inventory of $9.0 million, inventory on hand of $3.6 million and other non-current assets of $4.3 million as of June 30, 2019, and payments related to purchase commitments of approximately $42.5 million.  For further detail regarding purchase commitments, see Note 15, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

The rare disease medicine KRYSTEXXA is our primary marketed rheumatology medicine, the only approved medicine indicated for the treatment of uncontrolled gout, or gout that is refractory (unresponsive) to conventional therapies.  We are focused on optimizing and maximizing the peak sales potential of KRYSTEXXA by expanding our commercialization efforts as well as investing in education, patient and physician outreach that demonstrates the benefits KRYSTEXXA offers in treating uncontrolled gout.  In addition, we are investing in clinical development programs to increase the number of patients who can benefit from KRYSTEXXA by evaluating ways to improve its response rate.  For example, our MIRROR clinical trial is evaluating the administration of KRYSTEXXA with methotrexate, the most commonly used immunomodulator by rheumatologists.  We believe that KRYSTEXXA represents a significant opportunity as a growth driver within our orphan and rheumatology segment.

We also market the rheumatology medicine RAYOS.

Inflammation

Our strategy with respect to our inflammation medicines, which consist of PENNSAID 2%, DUEXIS and VIMOVO, is to educate physicians about these clinically differentiated medicines and the benefits they offer.  Patients are able to fill prescriptions for these medicines through pharmacies participating in our HorizonCares patient access program, as well as other pharmacies.  In addition, we have entered into business arrangements with pharmacy benefit managers, or PBMs, and other payers to secure formulary status and reimbursement of our inflammation medicines.  The business arrangements with the PBMs generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.

We market all of our medicines in the United States through our field sales force, which numbered approximately 435 representatives as of June 30, 2019.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2019 and 2018

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

	For the Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Net sales	$320,647	$302,835	$17,812
Cost of goods sold	89,163	91,337	(2,174)
Gross profit	231,484	211,498	19,986
Operating expenses:
Research and development	28,314	24,265	4,049
Selling, general and administrative	167,095	176,674	(9,579)
Loss on sale of assets	10,963	—	10,963
Total operating expenses	206,372	200,939	5,433
Operating income	25,112	10,559	14,553
Other expense, net:
Interest expense, net	(22,033)	(31,030)	8,997
Loss on debt extinguishment	(11,878)	—	(11,878)
Foreign exchange gain (loss)	76	(5)	81
Other (expense) income, net	(1,272)	346	(1,618)
Total other expense, net	(35,107)	(30,689)	(4,418)
Loss before (benefit) expense for income taxes	(9,995)	(20,130)	10,135
(Benefit) expense for income taxes	(4,875)	4,621	(9,496)
Net loss	$(5,120)	$(24,751)	$19,631

Net sales.  Net sales increased $17.8 million, or 5.9%, to $320.6 million during the three months ended June 30, 2019, from $302.8 million during the three months ended June 30, 2018.  The increase in net sales during the three months ended June 30, 2019 was due to an increase in net sales in our orphan and rheumatology segment of $21.8 million, partially offset by a decrease in net sales in our inflammation segment of $4.0 million.

The following table reflects net sales by medicine for the three months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,		Change	Change
	2019	2018	$	%
KRYSTEXXA	$79,801	$58,608	$21,193	36%
RAVICTI	50,441	56,958	(6,517)	(11)%
PROCYSBI	41,174	38,433	2,741	7%
ACTIMMUNE	29,276	27,382	1,894	7%
RAYOS	20,284	13,452	6,832	51%
BUPHENYL	2,368	5,244	(2,876)	(55)%
QUINSAIR	170	97	73	75%
LODOTRA	—	1,535	(1,535)	(100)%
Orphan and Rheumatology net sales	$223,514	$201,709	$21,805	11%

PENNSAID 2%	51,472	47,610	3,862	8%
DUEXIS	30,066	30,728	(662)	(2)%
VIMOVO	14,616	21,856	(7,240)	(33)%
MIGERGOT	979	932	47	5%
Inflammation net sales	$97,133	$101,126	$(3,993)	(4)%

Total net sales	$320,647	$302,835	$17,812	6%

Orphan and Rheumatology

KRYSTEXXA.  Net sales increased $21.2 million, or 36%, to $79.8 million during the three months ended June 30, 2019, from $58.6 million during the three months ended June 30, 2018.  Net sales increased by approximately $14.9 million resulting from volume growth and by approximately $6.3 million due to higher net pricing.

RAVICTI.  Net sales decreased $6.5 million, or 11%, to $50.4 million during the three months ended June 30, 2019, from $56.9 million during the three months ended June 30, 2018.  Net sales in the United States decreased by approximately $5.4 million, which was composed of a decrease of approximately $10.1 million due to lower net pricing, partially offset by an increase of approximately $4.7 million resulting from volume growth.  Net sales outside the United States decreased by approximately $1.1 million primarily as a result of the Immedica transaction in December 2018.

PROCYSBI.  Net sales increased $2.7 million, or 7%, to $41.1 million during the three months ended June 30, 2019, from $38.4 million during the three months ended June 30, 2018.  Net sales increased by approximately $3.1 million resulting from volume growth, partially offset by a decrease of approximately $0.4 million due to lower net pricing.

ACTIMMUNE.  Net sales increased $1.9 million, or 7%, to $29.3 million during the three months ended June 30, 2019, from $27.4 million during the three months ended June 30, 2018.  Net sales increased by approximately $1.2 million resulting from higher net pricing and by approximately $0.7 million due to volume growth.

RAYOS.  Net sales increased $6.8 million, or 51%, to $20.3 million during the three months ended June 30, 2019, from $13.5 million during the three months ended June 30, 2018.  Net sales increased by approximately $10.5 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $3.7 million due to lower sales volume.

BUPHENYL.  Net sales decreased $2.9 million, or 55%, to $2.3 million during the three months ended June 30, 2019, from $5.2 million during the three months ended June 30, 2018.  Net sales decreased by approximately $2.5 million resulting from lower sales volume and by approximately $0.4 million due to lower net pricing.

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

Inflammation

PENNSAID 2%.  Net sales increased $3.9 million, or 8%, to $51.5 million during the three months ended June 30, 2019, from $47.6 million during the three months ended June 30, 2018.  Net sales increased by approximately $13.0 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $9.1 million due to lower sales volume.

DUEXIS.  Net sales decreased $0.7 million, or 2%, to $30.0 million during the three months ended June 30, 2019, from $30.7 million during the three months ended June 30, 2018.  Net sales decreased by approximately $5.6 million due to lower sales volume, partially offset by an increase of approximately $4.9 million due to higher net pricing primarily due to lower utilization of our patient assistance programs.

VIMOVO.  Net sales decreased $7.2 million, or 33%, to $14.6 million during the three months ended June 30, 2019, from $21.8 million during the three months ended June 30, 2018.  Net sales decreased by approximately $6.0 million due to lower sales volume and by approximately $1.2 million resulting from lower net pricing.

MIGERGOT.  Net sales increased $0.1 million, or 5%, to $1.0 million during the three months ended June 30, 2019, from $0.9 million during the three months ended June 30, 2018. On June 28, 2019, we sold our rights to MIGERGOT.

The table below reconciles our gross to net sales for the three months ended June 30, 2019 and 2018 (in millions, except percentages):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$991.3	100.0%	$1,127.8	100.0%
Adjustments to gross sales:
Prompt pay discounts	(17.8)	(1.8)%	(20.1)	(1.8)%
Medicine returns	(5.7)	(0.6)%	(8.8)	(0.8)%
Co-pay and other patient assistance costs	(407.3)	(41.1)%	(540.0)	(47.9)%
Commercial rebates and wholesaler fees	(119.5)	(12.1)%	(164.2)	(14.5)%
Government rebates and chargebacks	(120.4)	(12.1)%	(91.9)	(8.1)%
Total adjustments	(670.7)	(67.7)%	(825.0)	(73.1)%
Net sales	$320.6	32.3%	$302.8	26.9%

During the three months ended June 30, 2019, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 41.1% from 47.9% during the three months ended June 30, 2018, primarily due to lower utilization of our patient assistance programs.

During the three months ended June 30, 2019, government rebates and chargebacks, as a percentage of gross sales, increased to 12.1% from 8.1% during the three months ended June 30, 2018, primarily as a result of an increased proportion of orphan and rheumatology medicines sold.

Additionally, on January 1, 2019, the 340B ceiling price rule became effective.  With respect to KRYSTEXXA, the “additional rebate” scheme of the 340B pricing program has resulted in a 340B ceiling price of one penny.  A material portion of KRYSTEXXA infusions (approximately twenty to twenty-five percent) are performed at institutions that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales of KRYSTEXXA.

Cost of Goods Sold.  Cost of goods sold decreased $2.2 million to $89.1 million during the three months ended June 30, 2019, from $91.3 million during the three months ended June 30, 2018.  As a percentage of net sales, cost of goods sold was 27.8% during the three months ended June 30, 2019, compared to 30.2% during the three months ended June 30, 2018.  The decrease in cost of goods sold during the three months ended June 30, 2019 compared to three months ended June 30, 2018, was primarily attributable to lower gross sales.

Research and Development Expenses.  Research and development expenses increased $4.0 million to $28.3 million during the three months ended June 30, 2019, from $24.3 million during the three months ended June 30, 2018.  The increase was primarily attributable to a progress payment of $4.0 million incurred under our collaboration agreement with HemoShear Therapeutics, LLC, or HemoShear.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $9.6 million to $167.1 million during the three months ended June 30, 2019, from $176.7 million during the three months ended June 30, 2018.  The decrease was primarily attributable to decreases in share-based compensation of $9.4 million and legal fees and litigation settlements of $5.8 million, partially offset by an increase of $2.4 million related to marketing program costs.

Loss on Sale of Assets.  During the three months ended June 30, 2019, we sold our rights to MIGERGOT for cash proceeds of $6.0 million, and we recorded a loss of $11.0 million on the sale.

Interest Expense, Net.  Interest expense, net, decreased $9.0 million to $22.0 million during the three months ended June 30, 2019, from $31.0 million during the three months ended June 30, 2018.  The decrease was due to a decrease in debt interest expense of $6.7 million, primarily related to the decrease in the principal amount and interest rate of our term loans and an increase in interest income of $2.3 million.

Loss on Debt Extinguishment.  During the three months ended June 30, 2019, we recorded a loss on debt extinguishment of $11.9 million in the condensed consolidated statements of comprehensive loss, which reflected the write-off of the deferred financing fees and debt discount fees related to the prepayment of $225.0 million of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, and term loan refinancing in May 2019.

(Benefit) Expense for Income Taxes.  During the three months ended June 30, 2019, we recorded a benefit for income taxes of $4.9 million compared to an expense for income taxes of $4.6 million during the three months ended June 30, 2018.  The benefit for income taxes recorded during the three months ended June 30, 2019, resulted primarily from the net excess tax benefits recognized on share-based compensation, the release of a reserve related to an uncertain tax position and the mix of pre-tax income and losses incurred in various tax jurisdictions.

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total loss before (benefit) expense for income taxes for the three months ended June 30, 2019 and 2018.

Orphan and Rheumatology

The following table reflects our orphan and rheumatology net sales and segment operating income for the three months ended June 30, 2019 and 2018 (in thousands, except percentages).

	For the Three Months Ended June 30,
	2019	2018	Change	% Change
Net sales	$223,514	$201,709	$21,805	11%
Segment operating income	74,502	70,609	3,893	6%

The increase in orphan and rheumatology net sales during the three months ended June 30, 2019 is described in the Consolidated Results section above.

Segment operating income. Orphan and rheumatology segment operating income increased $3.9 million to $74.5 million during the three months ended June 30, 2019, from $70.6 million during the three months ended June 30, 2018.  The increase was primarily attributable to an increase in net sales of $21.8 million as described above, partially offset by an increase in selling, general and administrative expenses of $16.7 million primarily due to an increase in sales and marketing costs related to KRYSTEXXA and costs to prepare for the potential U.S. launch of teprotumumab.

Inflammation

The following table reflects our inflammation net sales and segment operating income for the three months ended June 30, 2019 and 2018 (in thousands, except percentages).

	For the Three Months Ended June 30,
	2019	2018	Change	% Change
Net sales	$97,133	$101,126	$(3,993)	(4%)
Segment operating income	49,694	45,883	3,811	8%

The increase in inflammation net sales during the three months ended June 30, 2019 is described in the Consolidated Results section above.

Segment operating income. Inflammation segment operating income increased $3.8 million to $49.7 million during the three months ended June 30, 2019, from $45.9 million during the three months ended June 30, 2018.  The increase was primarily attributable to a decrease in sales and marketing costs of $6.5 million mainly related to lower sample and patient assistant program administration expenses, partially offset by a decrease in net sales of $4.0 million as described above.

Comparison of Six Months Ended June 30, 2019 and 2018

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

	For the Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Net sales	$601,018	$526,716	$74,302
Cost of goods sold	177,305	201,625	(24,320)
Gross profit	423,713	325,091	98,622
Operating expenses:
Research and development	50,039	41,910	8,129
Selling, general and administrative	339,394	356,273	(16,879)
Loss on sale of assets	10,963	—	10,963
Impairment of long-lived assets	—	33,647	(33,647)
Total operating expenses	400,396	431,830	(31,434)
Operating income (loss)	23,317	(106,739)	130,056
Other expense, net:
Interest expense, net	(49,563)	(61,484)	11,921
Loss on debt extinguishment	(17,464)	—	(17,464)
Foreign exchange gain (loss)	15	(115)	130
Other (expense) income, net	(1,083)	497	(1,580)
Total other expense, net	(68,095)	(61,102)	(6,993)
Loss before (benefit) expense for income taxes	(44,778)	(167,841)	123,063
(Benefit) expense for income taxes	(6,795)	5,566	(12,361)
Net loss	$(37,983)	$(173,407)	$135,424

Net sales.  Net sales increased $74.3 million, or 14.1%, to $601.0 million during the six months ended June 30, 2019, from $526.7 million during the six months ended June 30, 2018.  The increase in net sales during the six months ended June 30, 2019 was due to an increase in net sales in our inflammation segment of $38.9 million and an increase in net sales in our orphan and rheumatology segment of $35.4 million.

The following table reflects net sales by medicine for the six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Six Months Ended June 30,		Change	Change
	2019	2018	$	%
KRYSTEXXA	$132,058	$105,326	$26,732	25%
RAVICTI	100,344	106,051	(5,707)	(5%)
PROCYSBI	80,745	73,367	7,378	10%
ACTIMMUNE	51,022	52,240	(1,218)	(2%)
RAYOS	39,708	24,142	15,566	64%
BUPHENYL	5,138	10,986	(5,848)	(53%)
QUINSAIR	338	218	120	55%
LODOTRA	—	1,650	(1,650)	(100%)
Orphan and Rheumatology segment net sales	$409,353	$373,980	$35,373	9%

PENNSAID 2%	101,661	74,413	27,248	37%
DUEXIS	59,523	46,405	13,118	28%
VIMOVO	28,659	30,235	(1,576)	(5%)
MIGERGOT	1,822	1,683	139	8%
Inflammation segment net sales	$191,665	$152,736	$38,929	25%

Total net sales	$601,018	$526,716	$74,302	14%

Orphan and Rheumatology

KRYSTEXXA.  Net sales increased $26.7 million, or 25%, to $132.0 million during the six months ended June 30, 2019, from $105.3 million during the six months ended June 30, 2018.  Net sales increased by approximately $30.8 million resulting from volume growth, partially offset by a decrease of approximately $4.1 million due to lower net pricing.

RAVICTI.  Net sales decreased $5.7 million, or 5%, to $100.3 million during the six months ended June 30, 2019, from $106.0 million during the six months ended June 30, 2018.  Net sales in the United States decreased by approximately $3.5 million, which was composed of a decrease of approximately $16.0 million due to lower net pricing, partially offset by an increase of approximately $12.5 million resulting from higher sales volume.  Net sales outside the United States decreased by approximately $2.3 million primarily as a result of the Immedica transaction in December 2018.

PROCYSBI.  Net sales increased $7.4 million, or 10%, to $80.8 million during the six months ended June 30, 2019, from $73.4 million during the six months ended June 30, 2018.  Net sales in the United States increased by approximately $7.7 million, which was composed of an increase of approximately $6.9 million resulting from volume growth and approximately $0.8 million due to higher net pricing.  Net sales outside the United States decreased by approximately $0.3 million primarily due to a decrease of $1.5 million due to lower net pricing, partially offset by an increase of $1.2 million due to volume growth.

ACTIMMUNE.  Net sales decreased $1.2 million, or 2%, to $51.0 million during the six months ended June 30, 2019, from $52.2 million during the six months ended June 30, 2018.  Net sales decreased by approximately $1.2 million resulting from lower sales volume.

RAYOS.  Net sales increased $15.6 million, or 64%, to $39.7 million during the six months ended June 30, 2019, from $24.1 million during the six months ended June 30, 2018.  Net sales increased by approximately $20.7 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $5.1 million due to lower sales volume.

BUPHENYL.  Net sales decreased $5.9 million, or 53%, to $5.1 million during the six months ended June 30, 2019, from $11.0 million during the six months ended June 30, 2018.  Net sales decreased by approximately $6.6 million resulting from lower sales volume, partially offset by an increase of $0.7 million due to higher net pricing.

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

Inflammation

PENNSAID 2%.  Net sales increased $27.3 million, or 37%, to $101.7 million during the six months ended June 30, 2019, from $74.4 million during the six months ended June 30, 2018.  Net sales increased by approximately $40.3 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $13.0 million resulting from lower sales volume.

DUEXIS.  Net sales increased $13.1 million, or 28%, to $59.5 million during the six months ended June 30, 2019, from $46.4 million during the six months ended June 30, 2018.  Net sales increased by approximately $18.3 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $5.2 million resulting from lower sales volume.

VIMOVO.  Net sales decreased $1.6 million, or 0.5%, to $28.6 million during the six months ended June 30, 2019, from $30.2 million during the six months ended June 30, 2018.  Net sales decreased by approximately $6.7 million due to lower sales volume, partially offset by an increase of approximately $5.1 million resulting from higher net pricing.

MIGERGOT.  Net sales increased $0.1 million, or 8%, to $1.8 million during the six months ended June 30, 2019, from $1.7 million during the six months ended June 30, 2018.  On June 28, 2019, we sold our rights to MIGERGOT.

The table below reconciles our gross to net sales for the six months ended June 30, 2019 and 2018 (in millions, except percentages):

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$1,936.5	100.0%	$2,082.2	100.0%
Adjustments to gross sales:
Prompt pay discounts	(35.6)	(1.8)%	(37.8)	(1.8)%
Medicine returns	(10.8)	(0.6)%	(15.3)	(0.8)%
Co-pay and other patient assistance costs	(825.1)	(42.6)%	(1,026.9)	(49.3)%
Commercial rebates and wholesaler fees	(229.9)	(11.9)%	(300.6)	(14.4)%
Government rebates and chargebacks	(234.1)	(12.1)%	(174.9)	(8.4)%
Total adjustments	(1,335.5)	(69.0)%	(1,555.5)	(74.7)%
Net sales	$601.0	31.0%	$526.7	25.3%

During the six months ended June 30, 2019, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 42.6% from 49.3% during the six months ended June 30, 2018, primarily due to lower utilization of our patient assistance programs.

During the six months ended June 30, 2019, government rebates and chargebacks, as a percentage of gross sales, increased to 12.1% from 8.4% during the six months ended June 30, 2018, primarily as a result of an increased proportion of orphan and rheumatology medicines sold.

Additionally, on January 1, 2019, the 340B ceiling price rule became effective.  With respect to KRYSTEXXA, the “additional rebate” scheme of the 340B pricing program has resulted in a 340B ceiling price of one penny.  A material portion of KRYSTEXXA infusions (approximately twenty to twenty-five percent) are performed at institutions that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales of KRYSTEXXA.

Cost of Goods Sold.  Cost of goods sold decreased $24.3 million to $177.3 million during the six months ended June 30, 2019, from $201.6 million during the six months ended June 30, 2018.  As a percentage of net sales, cost of goods sold was 29.5% during the six months ended June 30, 2019, compared to 38.3% during the six months ended June 30, 2018.  The decrease in cost of goods sold was primarily attributable to a $17.0 million decrease in inventory step-up expense.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on our gross profit, gross margin percentage and net income (loss) for all affected periods, we disclose balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements.  The decrease in inventory step-up expense of $17.0 million recorded to cost of goods sold during the six months ended June 30, 2019, compared to the prior year period was due to KRYSTEXXA inventory step-up being fully expensed by March 31, 2018, resulting in no material inventory step-up expense being recorded during the six months ended June 30, 2019, compared to KRYSTEXXA inventory step-up expense of $17.0 million recorded during the six months ended June 30, 2018.

Research and Development Expenses.  Research and development expenses increased $8.1 million to $50.0 million during the six months ended June 30, 2019, from $41.9 million during the six months ended June 30, 2018.  The increase was primarily attributable to total upfront and progress payments of $6.0 million incurred under our collaboration agreement with HemoShear.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $16.9 million to $339.4 million during the six months ended June 30, 2019, from $356.3 million during the six months ended June 30, 2018.  The decrease was primarily attributable to decreases in share-based compensation of $10.4 million and legal fees and litigation settlements of $10.0 million, partially offset by an increase of $3.3 million related to marketing program costs.

Loss on Sale of Assets.  During the six months ended June 30, 2019, we sold our rights to MIGERGOT for cash proceeds of $6.0 million, and we recorded a loss of $11.0 million on the sale.

Impairment of Long-Lived Assets. During the six months ended June 30, 2018, we recorded an impairment of $33.6 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a Patented Medicine Prices Review Board review.

Interest Expense, Net.  Interest expense, net, decreased $11.9 million to $49.6 million during the six months ended June 30, 2019, from $61.5 million during the six months ended June 30, 2018.  The decrease was primarily due to a decrease in debt interest expense of $6.0 million, primarily related to the decrease in the principal amount and interest rate of our term loans and an increase in interest income of $5.9 million.

Loss on Debt Extinguishment.  During the six months ended June 30, 2019, we recorded a loss on debt extinguishment of $17.5 million in the condensed consolidated statements of comprehensive loss, which reflected the write-off of the deferred financing fees and debt discount fees related to the prepayment of $225.0 million of 2023 Senior Notes and term loan refinancing in May 2019 and the $300.0 million term loan repayment in March 2019.

(Benefit) Expense for Income Taxes.  During the six months ended June 30, 2019, we recorded a benefit for income taxes of $6.8 million compared to an expense for income taxes of $5.6 million during the six months ended June 30, 2018.  The benefit for income taxes recorded during the six months ended June 30, 2019, resulted primarily from the net excess tax benefits recognized on share-based compensation, the release of a reserve related to an uncertain tax position and the mix of pre-tax income and losses incurred in various tax jurisdictions.

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total loss before (benefit) expense for income taxes for the six months ended June 30, 2019 and 2018.

Orphan and Rheumatology

The following table reflects our orphan and rheumatology net sales and segment operating income for the six months ended June 30, 2019 and 2018 (in thousands, except percentages).

	For the Six Months Ended June 30,
	2019	2018	Change	% Change
Net sales	$409,353	$373,980	$35,373	9%
Segment operating income	121,180	113,713	7,467	7%

The increase in orphan and rheumatology net sales during the six months ended June 30, 2019 is described in the Consolidated Results section above.

Segment operating income.  Orphan and rheumatology segment operating income increased $7.5 million to $121.2 million during the six months ended June 30, 2019, from $113.7 million during the six months ended June 30, 2018.  The increase was primarily attributable to an increase in net sales of $35.4 million as described above, partially offset by an increase in selling, general and administrative expenses of $24.7 million primarily due to an increase in sales and marketing costs related to KRYSTEXXA and costs to prepare for the potential U.S. launch of teprotumumab.

Inflammation

The following table reflects our inflammation net sales and segment operating income for the six months ended June 30, 2019 and 2018 (in thousands, except percentages).

	For the Six Months Ended June 30,
	2019	2018	Change	% Change
Net sales	$191,665	$152,736	$38,929	25%
Segment operating income	91,139	36,311	54,828	151%

The decrease in inflammation net sales during the six months ended June 30, 2019 is described in the Consolidated Results section above.

Segment operating income.  Inflammation segment operating income increased $54.8 million to $91.1 million during the six months ended June 30, 2019, from $36.3 million during the six months ended June 30, 2018.  The increase was primarily attributable to an increase in net sales of $38.9 million as described above and a decrease in sales and marketing costs of $12.2 million mainly related to lower sample and patient assistant program administration expenses.

NON-GAAP FINANCIAL MEASURES

EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures.  These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability.  Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, upfront, progress and milestone payments related to license and collaboration agreements, drug substance harmonization costs, fees related to refinancing activities, restructuring and realignment costs, litigation settlements and charges related to discontinuation of the Friedreich’s ataxia program, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, non-cash interest expense, long-lived assets impairment charges, loss on debt extinguishments, loss on sale of assets and other non-cash adjustments.  Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred.  We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures.  We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance.  The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods.  In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance.  For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements.  These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net loss to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
GAAP net loss	$(5,120)	$(24,751)	$(37,983)	$(173,407)
Depreciation (1)	1,443	1,551	2,916	3,104
Amortization and step-up:
Intangible amortization expense (2)	57,683	60,480	115,100	121,364
Inventory step-up expense (3)	(25)	53	90	17,129
Interest expense, net (including amortization of debt discount and deferred financing costs)	22,033	31,030	49,563	61,484
(Benefit) expense for income taxes	(4,875)	4,621	(6,795)	5,566
EBITDA	71,139	72,984	122,891	35,240
Other non-GAAP adjustments:
Acquisition/divestiture-related costs (4)	1,200	1,078	2,546	5,803
Restructuring and realignment costs (5)	13	7,039	33	10,307
Impairment of long-lived assets (6)	—	—	—	33,647
Share-based compensation (7)	21,367	30,721	48,915	58,554
Loss on debt extinguishment (8)	11,878	—	17,464	—
Loss on sale of assets (9)	10,963	—	10,963	—
Charges related to discontinuation of Friedreich’s ataxia program (10)	1,300	272	1,221	1,222
Drug substance harmonization costs (11)	234	475	314	1,279
Upfront, progress and milestones payments related to license and collaboration agreements (12)	4,000	—	6,000	90
Fees related to refinancing activities (13)	1,033	15	1,175	42
Litigation settlements (14)	1,000	4,250	1,000	4,250
Total of other non-GAAP adjustments	52,988	43,850	89,631	115,194
Adjusted EBITDA	$124,127	$116,834	$212,522	$150,434

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
GAAP net loss	$(5,120)	$(24,751)	$(37,983)	$(173,407)
Non-GAAP adjustments:
Amortization and step-up:
Intangible amortization expense (2)	57,683	60,480	115,100	121,364
Inventory step-up expense (3)	(25)	53	90	17,129
Amortization of debt discount and deferred financing costs (15)	5,710	5,691	11,622	11,187
Share-based compensation (7)	21,367	30,721	48,915	58,554
Loss on debt extinguishment (8)	11,878	—	17,464	—
Loss on sale of assets (9)	10,963	—	10,963	—
Upfront, progress and milestone payments related to license and collaboration agreements (12)	4,000	—	6,000	90
Depreciation (1)	1,443	1,551	2,916	3,104
Charges relating to discontinuation of Friedreich's ataxia program (10)	1,300	272	1,221	1,222
Acquisition/divestiture-related costs (4)	1,200	1,078	2,546	5,803
Fees related to refinancing activities (13)	1,033	15	1,175	42
Litigation settlements (14)	1,000	4,250	1,000	4,250
Drug substance harmonization costs (11)	234	475	314	1,279
Restructuring and realignment costs (5)	13	7,039	33	10,307
Impairment of long-lived assets (6)	—	—	—	33,647
Total of pre-tax non-GAAP adjustments	117,799	111,625	219,359	267,978
Income tax effect of pre-tax non-GAAP adjustments (16)	(15,621)	(6,356)	(30,372)	26,638
Other non-GAAP income tax adjustments (17)	(1,452)	—	(1,452)	(35,893)
Total non-GAAP adjustments	100,726	105,269	187,535	258,723
Non-GAAP Net Income	$95,606	$80,518	$149,552	$85,316
Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	185,327,383	165,536,826	178,866,391	164,921,722

Non-GAAP Earnings Per Share – Basic
GAAP loss per share – Basic	$(0.03)	$(0.15)	$(0.21)	$(1.05)
Non-GAAP adjustments	0.55	0.64	1.05	1.57
Non-GAAP earnings per share – Basic	$0.52	$0.49	$0.84	$0.52

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	185,327,383	165,536,826	178,866,391	164,921,722
Ordinary share equivalents	7,897,507	3,820,913	7,658,133	3,678,249
Weighted average ordinary shares – Diluted	193,224,890	169,357,739	186,524,524	168,599,971

Non-GAAP Earnings Per Share – Diluted
GAAP loss per share – Diluted	$(0.03)	$(0.15)	$(0.21)	$(1.05)
Non-GAAP adjustments	0.55	0.64	1.05	1.57
Diluted earnings per share effect of ordinary share equivalents	(0.03)	(0.01)	(0.04)	(0.01)
Non-GAAP earnings per share – Diluted	$0.49	$0.48	$0.80	$0.51

(1)	Represents depreciation expense related to our property, equipment, software and leasehold improvements.

(2)

Intangible amortization expenses are associated with our intellectual property rights, developed technology and customer relationships related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, LODOTRA, MIGERGOT, PENNSAID 2%, PROCYSBI, RAVICTI, VIMOVO and RAYOS.

(3)	During the six months ended June 30, 2018, we recognized in cost of goods sold $17.1 million for inventory step-up expense primarily related to KRYSTEXXA inventory sold.

(4)	Represents expenses, including legal and consulting fees, incurred in connection with our acquisitions and divestitures.

(5)	Represents expenses, including severance costs and consulting fees, related to restructuring and realignment activities.

(6)	Impairment of long-lived assets during the six months ended June 30, 2018, relates to the write-off of the book value of developed technology related to PROCYSBI in Canada and Latin America.

(7)

Represents share-based compensation expense associated with our stock option, restricted stock unit and performance stock unit grants to our employees and non-employees and our employee share purchase plan.

(8)

During the six months ended June 30, 2019, we recorded a loss on debt extinguishment of $17.5 million in the condensed consolidated statements of comprehensive loss, which reflected the write-off of the deferred financing fees and debt discount fees related to the prepayment of $225.0 million of 2023 Senior Notes and term loan repayment of $300.0 million.

(9)	During the six months ended June 30, 2019, we recorded a loss of $11.0 million on the sale of our rights to MIGERGOT.

(10)	Represents expenses incurred relating to discontinuation of Friedreich’s ataxia program and a reduction to previous charges recorded.

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

(12)	During the six months ended June 30, 2019, we recorded an upfront cash payment of $2.0 million and a $4.0 million progress payment in relation to the collaboration agreement with HemoShear.

(13)	Represents arrangement and other fees relating to our refinancing activities.

(14)	We recorded $1.0 million and $4.3 million of expense during the three months ended June 30, 2019 and 2018, respectively, for litigation settlements.

(15)	Represents amortization of debt discount and deferred financing costs associated with our debt.

(16)

Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment.

(17)

Following Notice 2018-28, issued by the U.S. Treasury Department and the U.S. Internal Revenue Service on April 2, 2018 and in accordance with the measurement period provisions under Staff Accounting Bulletin No. 118, or SAB 118, during the six months ended June 30, 2018 we reinstated the deferred tax asset previously written off during the year ended December 31, 2017, related to our U.S. interest expense carry forwards under Section 163(j) of the Internal Revenue Code of 1986, as amended, based on the revised U.S. federal tax rate of 21 percent.  The impact of the deferred tax asset reinstatement in accordance with SAB 118 was a $35.9 million increase to our benefit for income taxes and a corresponding decrease to the U.S. group net deferred tax liability position.

During the three months ended June 30, 2019, we released a reserve related to an uncertain tax position in connection with an acquisition resulting in a non-GAAP tax adjustment of $1.5 million.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of June 30, 2019, we had an accumulated deficit of $1,216.7 million.  We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines but we believe these cost increases will be more than offset by higher net sales and gross profits.  Additionally, we expect that our research and development costs will increase as we acquire or license more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years.  As of June 30, 2019, we had $866.0 million in cash and cash equivalents and total debt with a book value of $1,366.8 million and face value of $1,443.0 million.  We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next twelve months from the issuance of the financial statements in this Quarterly Report on Form 10-Q.  Part of our strategy is to expand and leverage our commercial capabilities and to develop a pipeline of rare disease medicine candidates by researching, developing and commercializing innovative medicines that address unmet treatment needs for rare and rheumatic diseases.  To the extent we enter into transactions to acquire medicines or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings, or through the use of cash on hand.

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

Amendments to Credit Agreement, Debt Repayments and 2027 Senior Notes

On March 11, 2019, Horizon Pharma USA, Inc., our wholly owned subsidiary, or HPUSA, received $200.0 million aggregate principal amount of revolving commitments, or the New Incremental Revolving Commitments, pursuant to an amendment to our Credit Agreement.  The New Incremental Revolving Commitments were established pursuant to an incremental facility, or the Revolving Credit Facility, and will provide HPUSA with $200.0 million of additional borrowing capacity, which includes a $50.0 million letter of credit sub-facility.  The New Incremental Revolving Commitments will terminate in March 2024.  Borrowings under the Revolving Credit Facility are available for general corporate purposes. As of June 30, 2019, the Revolving Credit Facility was undrawn.

On March 18, 2019, HPUSA completed the repayment of $300.0 million of the outstanding principal amount of term loans under our Credit Agreement.  Following this repayment, the outstanding principal balance of term loans under our Credit Agreement was $518.0 million and our total aggregate outstanding principal amount of indebtedness was $1,693.0 million.

On April 1, 2019, we delivered a notice of partial optional redemption of $250.0 million of the 6.625% Senior Notes due 2023, or the 2023 Senior Notes, to the trustee under the indenture governing the 2023 Senior Notes and the holders of the 2023 Senior Notes, which were redeemed on May 1, 2019. In connection with this early redemption, we paid a premium of $8.3 million on May 1, 2019.  Following such redemption, our total aggregate outstanding principal amount of indebtedness was $1,443.0 million.

On May 22, 2019, HPUSA borrowed approximately $518.0 million aggregate principal amount of loans, or the May 2019 Refinancing Loans, pursuant to an amendment to our Credit Agreement.  HPUSA used the proceeds of the May 2019 Refinancing Loans to repay the outstanding amounts under our prior term loans, which totaled approximately $518.0 million.

On July 16, 2019, HPUSA completed a private placement of $600.0 million aggregate principal amount of 5.5% Senior Notes due 2027, or the 2027 Senior Notes, to several investment banks acting as initial purchasers, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, who subsequently resold the 2027 Senior Notes to persons reasonably believed to be qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A under the Securities Act and in offshore transactions to certain non-U.S. persons in reliance on Regulation S under the Securities Act.

We used the net proceeds from the offering of the 2027 Senior Notes, together with approximately $65.0 million in cash on hand, to redeem or prepay $625.0 million of our outstanding debt, consisting of (i) the outstanding $225.0 million principal amount of our 2023 Senior Notes, (ii) the outstanding $300.0 million principal amount of our 8.750% Senior Notes due 2024, or the 2024 Senior Notes, and (iii) $100.0 million of the outstanding principal amount of senior secured term loans under the Credit Agreement, as well as to pay the related premiums and fees and expenses, excluding accrued interest, associated with such redemption and prepayment. On July 10, 2019, we delivered notice to redeem the 2023 Senior Notes and 2024 Senior Notes with a redemption date of August 9, 2019. On July 16, 2019, we irrevocably deposited sufficient funds with the trustee to redeem the 2023 Senior Notes and 2024 Senior Notes on August 9, 2019.

For a more detailed description of our debt agreements, see Note 13, Debt Agreements, and Note 20, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

In addition, the indenture governing our 5.5% Senior Notes due 2027 and our Credit Agreement impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales or merger transactions, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries; and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

During the six months ended June 30, 2019, we issued an aggregate of 3.1 million of our ordinary shares in connection with stock option exercises, the vesting of restricted stock units and employee share purchase plan purchases. We received a total of $17.5 million in proceeds in connection with such issuances.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Cash, cash equivalents and restricted cash	$869,736	$716,605
Cash provided by (used in):
Operating activities	147,436	974
Investing activities	(858)	(12,762)
Financing activities	(239,017)	(28,501)

Operating Cash Flows

During the six months ended June 30, 2019, net cash provided by operating activities of $147.4 million was primarily attributable to cash collections from gross sales, partially offset by payments made during the six months ended June 30, 2019 related to patient assistance costs and commercial rebates for our inflammation segment medicines.

During the six months ended June 30, 2018, net cash provided by operating activities was $1.0 million.  Cash provided by operating activities was negatively impacted during the six months ended June 30, 2018 by cash payments of $55.5 million for interest on outstanding debt and cash payments of $27.3 million for income taxes.  Our net cash inflow of $1.0 million for the six months ended June 30, 2018 reflects the high payments made related to patient assistance costs and commercial rebates for our inflammation segment medicines during the first quarter of 2018.

Investing Cash Flows

During the six months ended June 30, 2019, net cash used in investing activities of $0.9 million was primarily attributable to the purchases of property and equipment of $6.9 million, partially offset by proceeds from the MIGERGOT transaction of $6.0 million.

During the six months ended June 30, 2018, net cash used in investing activities of $12.8 million was primarily associated with the $12.0 million upfront amount paid to MedImmune LLC to license HZN-003 (formerly MEDI4945).

Financing Cash Flows

During the six months ended June 30, 2019, net cash used in financing activities of $239.0 million was primarily attributable to the repayment of $300.0 million of the outstanding principal amount of term loans under our credit agreement, repayment of our 2023 Senior Notes of $250.0 million and an early redemption premium of $8.3 million, partially offset by net proceeds from the issuance of ordinary shares of $326.8 million.

During the six months ended June 30, 2018, net cash used in financing activities of $28.5 million was primarily attributable to the repayment of term loans of $27.7 million.

Financial Condition as of June 30, 2019 compared to December 31, 2018

Accounts receivable, net.  Accounts receivable, net, decreased $69.7 million, from $464.7 million as of December 31, 2018 to $395.0 million as of June 30, 2019. The decrease was due to lower gross sales of our medicines during the second quarter of 2019 when compared to the fourth quarter of 2018.

Prepaid expenses and other current assets. Prepaid expenses and other current assets increased by $17.5 million, from $68.2 million as of December 31, 2018 to $85.7 million as of June 30, 2019. The increase was primarily due to an increase in prepaid income taxes of $9.8 million and an increase in advance payments for inventory of $8.0 million.

Developed technology, net.  Developed technology, net, decreased $131.6 million, from $1,945.6 million as of December 31, 2018 to $1,814.0 million as of June 30, 2019.  The decrease was due to the amortization of developed technology of $115.1 million during the six months ended June 30, 2019 and the recording of a reduction in the net book value of $17.0 million related to the MIGERGOT transaction.

Other assets.  Other assets increased $34.8 million, from $9.0 million as of December 31, 2018 to $43.8 million as of June 30, 2019.  Upon adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU No. 2016-02, on January 1, 2019, we established $37.1 million of liabilities and corresponding lease assets of $34.9 million on the condensed consolidated balance sheet for leases, primarily related to operating leases on rented office properties, that existed as of the January 1, 2019, adoption date.

Accrued expenses.  Accrued expenses decreased $27.5 million, from $215.7 million as of December 31, 2018 to $188.2 million as of June 30, 2019.  This was primarily due to a decrease in payroll-related expenses of $22.1 million, a decrease in consulting and professional service fees of $3.5 million and a decrease in allowances for returns of $2.8 million.

Accrued trade discounts and rebates.  Accrued trade discounts and rebates decreased $59.1 million, from $457.8 million as of December 31, 2018 to $398.7 million as of June 30, 2019. This was primarily due to a $37.2 million decrease in accrued co-pay and other patient assistance costs and a $28.7 million decrease in accrued commercial rebates and wholesaler fees, partially offset by a $6.8 million increase in accrued government rebates and chargebacks.

Long-term debt, net of current.  Long-term debt, net of current, decreased $539.4 million, from $1,564.5 million as of December 31, 2018 to $1,025.1 million as of June 30, 2019.  The decrease was primarily related to the repayment of $300.0 million of the outstanding principal amount of term loans under our Credit Agreement on March 18, 2019 and a $250.0 million redemption of the 2023 Senior Notes, on May 1, 2019.  See Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

Other long-term liabilities.  Other long-term liabilities increased $35.4 million, from $38.7 million as of December 31, 2018 to $74.1 million as of June 30, 2019.  This was primarily due to $37.6 million related to long-term lease liabilities as of June 30, 2019. Upon adoption of ASU No. 2016-02 on January 1, 2019, we established $37.1 million of liabilities and corresponding lease assets of $34.9 million on the condensed consolidated balance sheet for leases, primarily related to operating leases on rented office properties, that existed as of the January 1, 2019, adoption date.

Contractual Obligations

During the six months ended June 30, 2019, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for our entry into the following commitments described below.

On March 18, 2019, HPUSA completed the repayment of $300.0 million of the outstanding principal amount of term loans under our Credit Agreement.  Following this repayment, the outstanding principal balance of term loans under our Credit Agreement was $518.0 million.

On May 1, 2019, we redeemed $250.0 million of the 2023 Senior Notes under the indenture governing the 2023 Senior Notes.  Following this repayment, our total aggregate outstanding principal amount of indebtedness was $1,443.0 million.

See Note 20, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for details of our 2027 Senior Notes and related debt repayments.

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

Effective January 1, 2019, we retrospectively changed our accounting for business combinations under ASC Topic 805, Business Combinations and now record acquired intangible assets and their related third-party contingent royalties on a net basis.  Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for our updated policy.

During the six months ended June 30, 2019, other than the adoption of ASU No. 2016-02 and the resulting changes to our lease critical accounting policy and the changes to our accounting policy for contingent royalties and intangible assets as a result of our change in accounting for business combinations under ASC Topic 805, Business Combinations, there have been no significant changes in our application of our critical accounting policies.

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

Interest Rate Risk.  We are subject to interest rate fluctuation exposure through our borrowings under the Credit Agreement and our investment in money market accounts which bear a variable interest rate.  Loans under the Credit Agreement bear interest, at our option, at a rate equal to either the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin of 2.50% per annum (subject to a 1.00% LIBOR floor), or the adjusted base rate plus 2.00%.  The adjusted base rate is defined as the greatest of (a) LIBOR (using a one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50% and (d) 2.00%.  Our approximately $418.0 million of senior secured term loans under the Credit Agreement are based on LIBOR.  As of June 30, 2019, the Revolving Credit Facility was undrawn.  The one-month LIBOR rate as of August 1, 2019, which was the most recent date the interest rate on the term loan was fixed, was 2.44%, and as a result, the interest rate on our borrowings is currently 4.94% per annum.  Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, intends to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR.

An increase of 100 basis points (1.00%) in the interest rate on our outstanding loans at the date of filing of this Quarterly Report on Form 10-Q would increase our interest expense related to the Credit Agreement by $4.2 million per year.

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

Credit Risk.  Historically, our accounts receivable balances have been highly concentrated with a select number of customers consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of June 30, 2019, and December 31, 2018, our top four customers accounted for approximately 83% and 85%, respectively, of our total outstanding accounts receivable balances.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  During the quarter ended June 30, 2019, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	timing of market introduction of our medicines as well as competitive medicines;
•	efficacy and safety of our medicines;
•	continued projected growth of the markets in which our medicines compete;
•	prevalence and severity of any side effects;
•	if and when we are able to obtain regulatory approvals for additional indications for our medicines;
•	acceptance by patients, inflammation physicians and key specialists;
•	availability of coverage and adequate reimbursement and pricing from government and other third-party payers;
•	potential or perceived advantages or disadvantages of our medicines over alternative treatments, including cost of treatment and relative convenience and ease of administration;
•	strength of sales, marketing and distribution support;
•	the price of our medicines, both in absolute terms and relative to alternative treatments;
•	impact of past and limitation of future medicine price increases;
•	our ability to maintain a continuous supply of medicine for commercial sale;
•	the effect of current and future healthcare laws;
•	the performance of third-party distribution partners, over which we have limited control; and
•	medicine labeling or medicine insert requirements of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities.

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

With respect to our inflammation medicines, PENNSAID 2%, DUEXIS, and VIMOVO, our strategy has included entering into rebate agreements with pharmacy benefit managers, or PBMs, for certain of our inflammation medicines where we believe the rebates and costs justify expanded formulary access for patients and ensuring patient access to these drugs when prescribed through our HorizonCares program.  However, we cannot guarantee that we will be able to secure additional rebate agreements on commercially reasonable terms, that expected volume growth will sufficiently offset the rebates and fees paid to PBMs or that our existing agreements with PBMs will have the intended impact on formulary access.  In addition, as the terms of our existing agreements with PBMs expire, we may not be able to renew the agreements on commercially favorable terms, or at all.  For each of our inflammation medicines, we expect that our commercial success will depend on our sales and marketing efforts in the United States, reimbursement decisions by commercial payers, the expense we incur through our patient access program for fully bought down contracts and the rebates we pay to PBMs, as well as the impact of numerous efforts at federal, state and local levels to further reduce reimbursement and net pricing of inflammation medicines.

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

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biopharma company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights.  We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights.  In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities.  As of June 30, 2019, we had approximately 435 sales representatives in the field, consisting of approximately 25 orphan disease sales representatives, 160 rheumatology sales specialists and 250 inflammation sales representatives.  We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming.  We also cannot be certain that we will be able to continue to successfully develop this capability.

As a result of the evolving role of various constituents in the prescription decision making process, we focus on hiring sales representatives for our inflammation medicines and RAYOS with successful business to business experience.  For example, we have faced challenges due to pharmacists increasingly switching a patient’s intended prescription from DUEXIS and VIMOVO to a generic or over-the-counter brand of their active ingredients, despite such substitution being off-label in the case of DUEXIS and VIMOVO.  We have faced similar challenges for BUPHENYL, RAYOS and PENNSAID 2% with respect to generic brands.  While we believe the profile of our representatives is better suited for this evolving environment, we cannot be certain that our representatives will be able to successfully protect our market for BUPHENYL, RAYOS, PENNSAID 2%, DUEXIS and VIMOVO or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills.  We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel.  To the extent we rely on additional third parties to commercialize any approved medicines, we may receive less revenue than if we commercialized these medicines ourselves.  In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts.  In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization, we may not be able to commercialize our medicines and medicine candidates and execute on our business plan.

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

Part of our commercial strategy to increase adoption and access to our medicines in the face of these incentives to use generic alternatives is to offer physicians the opportunity to have patients fill prescriptions through independent pharmacies participating in our HorizonCares patient access program, including shipment of prescriptions to patients.  We also have contracted with a third-party prescription clearinghouse that offers physicians a single point of contact for processing prescriptions through these independent pharmacies, reducing physician administrative costs, increasing the fill rates for prescriptions and enabling physicians to monitor refill activity.  Through HorizonCares, financial assistance may be available to reduce eligible patients’ out-of-pocket costs for prescriptions filled.  Because of this assistance, eligible patients’ out-of-pocket cost for our medicines when dispensed through HorizonCares may be significantly lower than such costs when our medicines are dispensed outside of the HorizonCares program.  However, to the extent physicians do not direct prescriptions currently filled through traditional pharmacies, including those associated with or controlled by PBMs, to pharmacies participating in our HorizonCares program, we may experience a significant decline in PENNSAID 2%, DUEXIS and VIMOVO prescriptions.  Our ability to increase utilization of our patient access programs will depend on physician and patient awareness and comfort with the programs, and we have limited ability to influence whether physicians use our patient access programs to prescribe our medicines or whether patients will agree to receive our medicines through our HorizonCares program.  In addition, the HorizonCares program is not available to federal health care program (such as Medicare and Medicaid) beneficiaries.  We have also contracted with certain PBMs and other payers to secure formulary status and reimbursement for certain of our inflammation medicines, which generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.  While we have business relationships with two of the largest PBMs, Express Scripts, Inc., or Express Scripts, and CVS Caremark, that have resulted in DUEXIS and VIMOVO being removed from the Express Scripts and CVS Caremark exclusion lists starting in 2017, as well as a rebate agreement with another PBM, Prime Therapeutics LLC, and we believe these agreements will secure formulary status for certain of our medicines, we cannot guarantee that we will be able to agree to terms with other PBMs and other payers, or that such terms will be commercially reasonable to us.  Despite our agreements with PBMs, the extent of formulary status and reimbursement will ultimately depend to a large extent upon individual healthcare plan formulary decisions.  If healthcare plans that contract with PBMs with which we have agreements do not adopt formulary changes recommended by the PBMs with respect to our medicines, we may not realize the expected access and reimbursement benefits from these agreements.  In addition, we generally pay higher rebates for prescriptions covered under plans that adopt a PBM-chosen formulary than for plans that adopt custom formularies.  Consequently, the success of our PBM contracting strategy will depend not only on our ability to expand formulary adoption among healthcare plans, but also upon the relative mix of healthcare plans that have PBM-chosen formularies versus custom formularies.  If we are unable to realize the expected benefits of our contractual arrangements with the PBMs we may continue to experience reductions in net sales from our inflammation medicines and/or reductions in net pricing for our inflammation medicines due to increasing patient assistance costs.  If we are unable to increase adoption of HorizonCares for filling prescriptions of our medicines and to secure formulary status and reimbursement through arrangements with PBMs and other payers, particularly with healthcare plans that use custom formularies, our ability to achieve net sales growth for our inflammation medicines would be impaired.

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

If the cost of maintaining our patient access programs increases relative to our sales revenues, we could be forced to reduce the amount of patient financial assistance that we offer or otherwise scale back or eliminate such programs, which could in turn have a negative impact on physicians’ willingness to prescribe and patients’ willingness to fill prescriptions of our medicines.  While we believe that our arrangements with PBMs will result in broader inclusion of certain of our inflammation medicines on healthcare plan formularies, and therefore increase payer reimbursement and lower our cost of providing patient access programs, these arrangements generally require us to pay administrative and rebate payments to the PBMs and/or other payers and their effectiveness will ultimately depend to a large extent upon individual healthcare plan formulary decisions that are beyond the control of the PBMs.  If our arrangements with PBMs and other payers do not result in increased prescriptions and reductions in our costs to provide our patient access programs that are sufficient to offset the administrative fees and rebate payments to the PBMs and/or other payers, our financial results may continue to be harmed.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality.  For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program.   As concerns continue to grow over the need for tighter oversight, there remains the possibility that the Health Resources and Services Administration or another agency under the U.S. Department of Health and Human Services, or HHS, will propose a similar regulation or that Congress will explore changes to the 340B program through legislation.  For example, a bill was introduced in 2018 that would require hospitals to report their low-income utilization of the program.  Further, the Centers for Medicare & Medicaid Services issued a final rule that would revise the Medicare hospital outpatient prospective payment system for calendar year 2019, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients at the hospital setting and recently announced the same change for physician-based practices under 340B in 2019.  Pursuant to the final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis.  Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program.  With respect to KRYSTEXXA, the “additional rebate” scheme of the 340B pricing rules, as applied to the historical pricing of KRYSTEXXA both before and after we acquired the medicine, have resulted in a 340B ceiling price of one penny.  A material portion of KRYSTEXXA prescriptions (approximately twenty to twenty-five percent) are written by healthcare providers that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales of KRYSTEXXA.

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

Innomar Strategies Inc., or Innomar, is our exclusive distributor for RAVICTI, PROCYSBI and QUINSAIR in Canada.  We rely on Orphan Pacific, Inc., or Orphan Pacific, for commercialization of BUPHENYL in Japan for which we currently have rights.  We have limited contractual rights to force these third parties to invest significantly in commercialization of these medicines in our markets.  In the event that Innomar, Orphan Pacific or any other third-party with any future commercialization rights to any of our medicines or medicine candidates fail to adequately commercialize those medicines or medicine candidates because they lack adequate financial or other resources, decide to focus on other initiatives or otherwise, our ability to successfully commercialize our medicines or medicine candidates in the applicable jurisdictions would be limited, which would adversely affect our business, financial condition, results of operations and prospects.  In addition, our agreements with Innomar and Orphan Pacific, may be terminated by either party in the event of a bankruptcy of the other party or upon an uncured material breach by the other party.  If these third parties terminated their agreements, we may not be able to secure an alternative distributor in the applicable territory on a timely basis or at all, in which case our ability to generate revenues from the sale of RAVICTI, PROCYSBI, BUPHENYL or QUINSAIR, outside the United States would be harmed.

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

Even if we believe that data collected from our pre-clinical studies, CMC studies and clinical trials of our medicine candidates are promising and that our information and procedures regarding CMC are sufficient, our data may not be sufficient to support marketing approval by regulatory authorities, or regulatory interpretation of these data and procedures may be unfavorable.  For example, our biologics license application for teprotumumab for the treatment of active thyroid eye disease, or TED, may not be approved by FDA. Even if approved, medicine candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the medicine may be marketed, restricted distribution methods or other limitations.  Our business and reputation may be harmed by any failure or significant delay in obtaining regulatory approval for the sale of any of our medicine candidates.  We cannot predict when or whether regulatory approval will be obtained for any medicine candidate we develop.

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

If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities.  For example, BASF Corporation, or BASF, our manufacturer of one of the APIs in DUEXIS, ibuprofen in a direct compression blend called DC85, previously notified us that it was not able to supply DC85 due to a technical issue at its manufacturing facility in Bishop, Texas.  BASF has recently supplied us with a limited amount of DC85 and informed us of their intention to return to full supply.  While we consider our DUEXIS inventory on hand to be sufficient to meet current and future commercial requirements, we cannot guarantee that BASF’s manufacturing facility will return to full operations or that we will be able to enter into a new supply agreement with BASF for DC85.  In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel.  If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our medicines or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our medicines, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our medicines.  To the extent any third-party manufacturers that we engage with respect to our medicines are different from those currently being used for commercial supply in the United States, the FDA will need to approve the facilities of those third-party manufacturers used in the manufacture of our medicines prior to our sale of any medicine using these facilities.

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

We have experienced growth and expanded the size of our organization substantially in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity.  As of June 30, 2019, we employed approximately 1,080 full-time employees, including approximately 435 sales representatives, representing a substantial change to the size of our organization.  We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives.  Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

We have also entered into settlement and license agreements that may allow certain of our competitors to sell generic versions of certain of our medicines in the United States, subject to the terms of such agreements.  We granted (i) a non-exclusive license (that is only royalty-bearing in some circumstances) to manufacture and commercialize a generic version of DUEXIS in the United States after January 1, 2023, (ii) non-exclusive licenses to manufacture and commercialize generic versions of PENNSAID 2% in the United States after October 17, 2027, (iii) a non-exclusive license to manufacture and commercialize a generic version of RAYOS tablets in the United States after December 23, 2022, (iv) a non-exclusive license to manufacture and commercialize a generic version of VIMOVO in the United States after August 1, 2024, and (v) non-exclusive licenses to manufacture and commercialize generic versions of RAVICTI in the United States after July 1, 2025, or earlier under certain circumstances.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s, who intends to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.   The cases arise from Paragraph IV Patent Certification notice letters from Dr. Reddy’s advising that it had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.  On July 30, 2019, the Federal Circuit Court of Appeals denied our request for a rehearing of the Court’s invalidity ruling against the 6,926,907 and 8,557,285 patents for VIMOVO coordinated-release tablets.  As a result, the District Court will enter judgment invalidating the ‘907 and ‘285 patents, which could subsequently result in Dr. Reddy’s initiating an at-risk launch of a generic version of VIMOVO.

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

BUPHENYL’s composition of matter patent protection and orphan drug exclusivity have expired.  Because BUPHENYL has no regulatory exclusivity or listed patents, there is nothing to prevent a competitor from submitting an ANDA for a generic version of BUPHENYL and receiving FDA approval.  Generic versions of BUPHENYL to date have been priced at a discount relative to BUPHENYL or RAVICTI, and physicians, patients, or payers may decide that this less expensive alternative is preferable to BUPHENYL and RAVICTI.  If this occurs, sales of BUPHENYL and/or RAVICTI could be materially reduced, but we would nevertheless be required to make royalty payments to Bausch Health Companies Inc. (formerly Ucyclyd Pharma, Inc.), or Bausch, and another external party, at the same royalty rates.  While Bausch and its affiliates are generally contractually prohibited from developing or commercializing new medicines, anywhere in the world, for the treatment of UCD or hepatic encephalopathy, or HE, which are chemically similar to RAVICTI, they may still develop and commercialize medicines that compete with RAVICTI.  For example, medicines approved for indications other than UCD and HE may still compete with RAVICTI if physicians prescribe such medicines off-label for UCD or HE.  We are also aware that Recordati S.p.A (formerly known as Orphan Europe SARL), or Recordati, is conducting clinical trials of carglumic acid to assess the short-term efficacy for hyperammonemia in some of the UCD enzyme deficiencies for which RAVICTI is approved for chronic treatment.  Carglumic acid is approved for maintenance therapy for chronic hyperammonemia and to treat hyperammonemic crises in Nacetylglutamate synthase deficiency, a rare UCD subtype, and is sold under the name Carbaglu.  If the results of this trial are successful and Recordati is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, RAVICTI would face additional competition from this compound.

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

We may not be able to successfully maintain our current advantageous tax status and resulting tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.*

Our parent company is incorporated in Ireland and has subsidiaries maintained in multiple jurisdictions, including Ireland, the United States, Switzerland, Luxembourg, Germany, Canada, Bermuda and Israel (through Andromeda Biotech Ltd).  Prior to our merger transaction in September 2014 with Vidara Therapeutics International Public Limited Company, or Vidara, and such transaction, the Vidara Merger, Vidara was able to achieve a favorable tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with intra-company service and transfer pricing agreements, each on an arm’s length basis.  We are continuing a substantially similar structure and arrangements.  Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, changes to the tax laws of jurisdictions that we operate in (including for example, the enactment of new tax treaties or changes to existing tax treaties), changes in the mix of our profitability from jurisdiction to jurisdiction, the implementation of the EU Anti-Tax Avoidance Directive (see further discussion below), the implementation of the Bermuda Economic Substance Act 2018 (effective December 31, 2018) and our inability to secure or sustain acceptable agreements with tax authorities (if applicable).  Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.  Taxing authorities, such as the U.S. Internal Revenue Service, or IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry.  We expect that these challenges will continue as a result of the recent increase in scrutiny and political attention on corporate tax structures.  The IRS and/or the Irish tax authorities may challenge our structure and transfer pricing arrangements through an audit or lawsuit.  Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business.  We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome.  If we are unsuccessful in defending such a challenge, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our medicines or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In addition, the Organization for Economic Co-operation and Development, or the OECD, released its Base Erosion and Profit Shifting project final report on October 5, 2015.  This report provides the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on intra-company debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction).  Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions.  On June 7, 2017, several countries, including many countries that we operate and have subsidiaries in, participated in the signing ceremony adopting the OECD’s Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting, commonly referred to as the MLI.  The MLI came into effect on July 1, 2018.  In January 2019, Ireland deposited the instrument of ratification of Ireland’s MLI choices with the OECD.  Ireland’s MLI came into force on May 1, 2019, however the provisions in respect of withholding taxes and other taxes levied by Ireland will not come into effect for us until January 1, 2020 (with application also depending on whether the MLI has been ratified in other jurisdictions whose tax treaties with Ireland are affected).  The MLI may modify affected tax treaties making it more difficult for us to obtain advantageous tax-treaty benefits.  The number of affected tax treaties could eventually be in the thousands.  As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than it is currently taxed, which may increase our effective tax rate.

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

On March 4, 2019, the U.S. Treasury issued Proposed Regulations under Section 250 of the Code, which provide guidance on both the computation of the deductions for GILTI and “foreign-derived intangible income”, or FDII, and the determination of FDII.  We do not expect the Company to be subject to the GILTI inclusion nor is it expected that the potential FDII deduction would have a material impact on our effective tax rate.

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel.  We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our executive officers composed of our Chairman, President and Chief Executive Officer, Timothy Walbert; our Executive Vice President, Chief Business Officer, Robert F. Carey; our Executive Vice President, Chief Financial Officer, Paul W. Hoelscher; our Executive Vice President, Chief Administrative Officer, Barry J. Moze; our Executive Vice President, Head of Research and Development and Chief Scientific Officer, Shao-Lee Lin, M.D., Ph.D; our Executive Vice President, Chief Commercial Officer, Vikram Karnani; our Executive Vice President, Chief Human Resources Officer, Irina P. Konstantinovsky; our Executive Vice President, General Counsel, Brian K. Beeler; our Executive Vice President, Technical Operations, Michael A. DesJardin and our Executive Vice President, Corporate Affairs, Chief Communications Officer, Geoffrey M. Curtis and Senior Vice President, Head of Medical Affairs and Outcomes Research, Jeffrey Kent, M.D., FACP, FACG.  In order to retain valuable employees at our company, in addition to salary and annual cash incentives, we provide a mix of performance stock units, or PSUs, that vest subject to attainment of specified corporate performance goals and continued services, stock options and restricted stock units, or RSUs, that vest over time subject to continued services.  The value to employees of PSUs, stock options and RSUs will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

Likewise, in the countries in the EU, legislators, policymakers and healthcare insurance funds continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost containment in the EU. Certain of these changes could impose limitations on the prices we will be able to charge for our products and any approved product candidates or the amounts of reimbursement available for these products from governmental agencies or third-party payers, may increase the tax obligations on pharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our products.

In addition, drug pricing by pharmaceutical companies has come under increased scrutiny.  Specifically, there have been several recent state and U.S. Congressional inquiries, proposed federal and state legislation and state laws enacted designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increase, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies.  For example, legislation was recently signed into law in California that requires drug manufactures to provide advance notice and explanation to state regulators, health plans and insurers and PBMs for price increases of more than 16% over two years.  Moreover, in May 2018, the Trump administration released its “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs”, or Blueprint. The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent. The recommendations in the Blueprint if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D.  Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  The majority of our medicines are purchased by private payers, and much of the focus of pending legislation is on government program reimbursement.  Most recently, the Office of Inspector General of HHS published a Proposed Rule in January 2019 that would, among other items, eliminate the current safe harbor protection under the Anti-Kickback Statute for pharmaceutical manufacturer rebates to   Medicare Part D plans, Medicaid MCOs and the PBMs with which such entities contract.  We cannot know what form any such action may take, the likelihood it would be executed, enacted, effectuated or implemented or the market’s perception of how such legislation or regulation would affect us.  Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers.  The Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process, through regulation or other future legislation.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

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

We are subject to laws and regulations governing data privacy and the protection of personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the EU is governed by the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third-party service providers process, including in clinical trials conducted in the United States and EU. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses.*

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara, Hyperion, Crealta Holdings LLC, Raptor and River Vision Development Corp., or River Vision.  We have financed our operations primarily through equity and debt financings and have incurred significant operating losses.  We recorded an operating income of $23.3 million for the six months ended June 30, 2019, operating income of $37.9 million for the year ended December 31, 2018, an operating loss of $339.4 million for the year ended December 31, 2017 and an operating loss of $119.0 million for the year ended December 31, 2016.  We recorded a net loss of $38.0 million for the six months ended June 30, 2019, a net loss of $38.4 million for the year ended December 31, 2018, a net loss of $350.1 million for the year ended December 31, 2017 and a net loss of $147.1 million for the year ended December 31, 2016.  As of June 30, 2019, we had an accumulated deficit of $1,216.7 million.  Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting.  Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.  While we anticipate that we will generate operating profits in the future, whether we can accomplish this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

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

•	satisfy progress and milestone payments under our existing and future license, collaboration and acquisition agreements; and

•	conduct clinical trials with respect to potential additional indications, as well as conduct post-marketing requirements and commitments, with respect to our medicines and medicines we acquire.

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of June 30, 2019, we had $1,366.8 million book value, or $1,443.0 million aggregate principal amount, of indebtedness, including $518.0 million in secured indebtedness.  In March 2019, we received $200.0 million of commitments under a new revolving credit facility under our credit agreement.  In May 2019, we borrowed approximately $518.0 million aggregate principal amount of loans pursuant to an amendment to our credit agreement to refinance the then outstanding senior secured term loans outstanding under our credit agreement.  In connection with the acquisition of Hyperion, we issued $475.0 million aggregate principal amount of 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in April 2015.  We subsequently redeemed $250.0 million of the 2023 Senior Notes in May 2019.  In connection with the acquisition of Raptor, we issued $300.0 million aggregate principal amount of 8.750% Senior Notes due 2024, or the 2024 Senior Notes, in October 2016.  In July 2019, we issued $600.0 million aggregate principal amount of 5.500% Senior Notes due 2027, or the 2027 Senior Notes, and used the net proceeds from the offering of the 2027 Senior Notes, together with approximately $65.0 million in cash on hand, to redeem or prepay $625.0 million of our outstanding debt, consisting of (i) the outstanding $225.0 million principal amount of our 2023 Senior Notes, (ii) the outstanding $300.0 million principal amount of our 8.750% Senior Notes due 2024, or the 2024 Senior Notes, and (iii) $100.0 million of the outstanding principal amount of senior secured term loans under our credit agreement, as well as to pay the related premiums and fees and expenses, excluding accrued interest, associated with such redemption and prepayment. In March 2015, we issued $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes.  Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

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

The credit agreement and the indenture governing the 2027 Senior Notes impose, and the terms of any future indebtedness may impose, various covenants that limit our ability and/or the ability of our restricted subsidiaries’ (as designated under such agreements) to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales, consolidate with or merge or sell all or substantially all of our assets, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries, and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or business operations, seek additional capital or restructure or refinance our indebtedness.  We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of existing or future debt agreements, including the indenture that govern the 2027 Senior Notes and the credit agreement.  In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

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

At June 30, 2019, we had $866.0 million of cash and cash equivalents consisting of cash and money market funds.  While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2019, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.  Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Covenants under the indenture governing our 2027 Senior Notes and our credit agreement may restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected.*

The indenture governing the 2027 Senior Notes and the credit agreement impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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

Our failure to comply with any of the covenants could result in a default under the credit agreement or the indenture governing the 2027 Senior Notes, which could permit the administrative agent or the trustee, as applicable, or permit the lenders or the holders of the 2027 Senior Notes to cause the administrative agent or the trustee, as applicable, to declare all or part of any outstanding senior secured term loans or revolving loans, the revolving commitments, the 2027 Senior Notes to be immediately due and payable or to exercise any remedies provided to the administrative agent or the trustee, including, in the case of the credit agreement proceeding against the collateral granted to secure our obligations under the credit agreement.  An event of default under the credit agreement or the indenture governing the 2027 Senior Notes could also lead to an event of default under the terms of the other agreements and the indenture governing our Exchangeable Senior Notes.  Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.

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

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our medicines and medicine candidates, we may not be able to compete effectively in our markets.*

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our medicines and medicine candidates.  The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain.  The patent applications that we own may fail to result in issued patents with claims that cover our medicines in the United States or in other foreign countries.  If this were to occur, early generic competition could be expected against our current medicines and other medicine candidates in development.  There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which prior art can invalidate a patent or prevent a patent from issuing based on a pending patent application.  In particular, because the APIs in RAYOS, DUEXIS, PENNSAID 2% and VIMOVO have been on the market as separate medicines for many years, it is possible that these medicines have previously been used off-label in such a manner that such prior usage would affect the validity of our patents or our ability to obtain patents based on our patent applications.  In addition, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., where the court held that claims directed to methods of determining whether to adjust drug dosing levels based on drug metabolite levels in the red blood cells were not patent eligible because they were directed to a law of nature.  This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against Dr. Reddy’s intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.  The cases arise from Paragraph IV Patent Certification notice letters from Dr. Reddy’s, advising that it had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.  For a more detailed description of the VIMOVO litigation, see Note 16, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

We also license rights to know-how and trademarks for ACTIMMUNE from Genentech Inc., or Genentech.  Genentech may terminate the agreement upon our material default, if not cured within a specified period of time.  Genentech may also terminate the agreement in the event of our bankruptcy or insolvency.  Upon such a termination of the agreement, all intellectual property rights conveyed to us under the agreement, including the rights to the ACTIMMUNE trademark, revert to Genentech.  If we fail to comply with our obligations under this agreement, we could lose the ability to market and distribute ACTIMMUNE, which would have a material adverse effect on our business, financial condition and results of operations.

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

We hold an exclusive, worldwide license from Roche to patents and know-how for teprotumumab.  We also have exclusive sub-licenses for rights licensed to Roche for teprotumumab by certain third-party licensors.  Roche may have the right to terminate the license upon our breach, if not cured within a specified period of time.  Roche may also terminate the license in the event of our bankruptcy or insolvency, or if we challenge the validity of Roche’s patents.  If the license is terminated for our breach or based on our challenging the validity of Roche’s patents, then all rights and licenses granted to us by Roche would also terminate, and we may be required to assign and transfer to Roche certain filings and approvals, trademarks, and data in our possession necessary for the development and commercialization of teprotumumab, and assign clinical trial agreements to the extent permitted.  We may also be required to grant Roche an exclusive license under our patents and know-how for teprotumumab, and to manufacture and supply teprotumumab to Roche for a transitional period.  We also license patents for teprotumumab from Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center, or LA BioMed. LA BioMed may have the right to terminate the license upon our material breach, if not cured within a specified period of time, or in the event of our bankruptcy or insolvency.  If one or more of these licenses is terminated, it may be impossible for us to commercialize teprotumumab, which would have a material adverse effect on our business, financial condition and results of operations.

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

Provisions of our articles of association, shareholder rights agreement and Irish law could delay or prevent a takeover of us by a third party.*

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

3.1

Memorandum and Articles of Association of Horizon Therapeutics Public Limited Company, as amended (incorporated by reference to Exhibit 3.1 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2019).

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

4.18

Indenture dated as of July 16, 2019 by and between Horizon Pharma USA, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on July 16, 2019).

4.19	Form of 5.500% Senior Note due 2027 (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on July 16, 2019).

10.1

Amendment No. 6, dated May 22, 2019, to Credit Agreement, dated May 7, 2015 (as amended by Amendment No. 1, dated October 25, 2016, Amendment No. 2, dated March  29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018 and Amendment No. 5, dated March  11, 2019), by and among Horizon Pharma USA, Inc., as Borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on May 22, 2019).

10.2+

Executive Employment Agreement, effective as of May 1, 2019, by and between Horizon Pharma USA, Inc. and Jeffery Kent, M.D., FACP, FACG (incorporated by reference to Exhibit 10.2 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2019).

10.3+

Horizon Therapeutics Public Limited Company Amended and Restated 2014 Equity Incentive Plan, and Form of Option Agreement, Form of Stock Option Grant Notice, Forms of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Grant Notice thereunder (incorporated by reference to Exhibit 10.7 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2019).

10.4+

Horizon Therapeutics Public Limited Company 2014 Non-Employee Equity Plan, as amended, and Form of Option Agreement, Form of Stock Option Grant Notice, Forms of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Grant Notice thereunder (incorporated by reference to Exhibit 10.8 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2019).

10.5+	Horizon Pharma Public Limited Company Non-Employee Director Compensation Policy, as amended.

10.6*	Amendment No. 1 to Commercial Supply Agreement, dated May 15, 2019, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Pharma Ireland Limited.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

Exhibit Number	Description of Document

101. INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

HORIZON THERAPEUTICS PLC

Date: August 7, 2019	By:	/s/ Timothy Walbert
Timothy Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)