Form 10-Q
period 2019-09-30
Horizon Therapeutics Public Ltd Co
filed 2019-11-06
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of November 1, 2019: 187,302,229.

HORIZON THERAPEUTICS PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of	As of
	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$883,964	$958,712
Restricted cash	3,746	3,405
Accounts receivable, net	396,626	464,730
Inventories, net	58,505	50,751
Prepaid expenses and other current assets	135,963	68,218
Total current assets	1,478,804	1,545,816
Property and equipment, net	26,202	20,101
Developed technology, net	1,756,493	1,945,639
Other intangible assets, net	4,024	4,630
Goodwill	413,669	413,669
Deferred tax assets, net	45	3,148
Other assets	42,185	8,959
Total assets	$3,721,422	$3,941,962
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$—	$—
Accounts payable	26,906	30,284
Accrued expenses	204,164	215,739
Accrued trade discounts and rebates	404,544	457,763
Deferred revenues, current portion	—	4,901
Total current liabilities	635,614	708,687
LONG-TERM LIABILITIES:
Exchangeable notes, net	346,541	332,199
Long-term debt, net of current	1,000,819	1,564,485
Deferred tax liabilities, net	112,968	107,768
Other long-term liabilities	69,907	38,717
Total long-term liabilities	1,530,235	2,043,169
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 and 300,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 187,174,795 and 169,244,520 shares issued at September 30, 2019 and December 31, 2018, respectively, and 186,790,429 and 168,860,154 shares outstanding at September 30, 2019 and December 31, 2018, respectively	19	17
Treasury stock, 384,366 ordinary shares at September 30, 2019 and December 31, 2018	(4,585)	(4,585)
Additional paid-in capital	2,761,068	2,374,966
Accumulated other comprehensive loss	(2,475)	(1,523)
Accumulated deficit	(1,198,454)	(1,178,769)
Total shareholders’ equity	1,555,573	1,190,106
Total liabilities and shareholders' equity	$3,721,422	$3,941,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$335,466	$325,311	$936,484	$852,027
Cost of goods sold	89,949	91,077	267,254	292,702
Gross profit	245,517	234,234	669,230	559,325
OPERATING EXPENSES:
Research and development	24,572	21,169	74,611	63,079
Selling, general and administrative	172,326	161,585	511,720	517,858
(Gain) loss on sale of assets	—	(12,303)	10,963	(12,303)
Impairment of long-lived assets	—	1,603	—	35,249
Total operating expenses	196,898	172,054	597,294	603,883
Operating income (loss)	48,619	62,180	71,936	(44,558)
OTHER EXPENSE, NET:
Interest expense, net	(20,428)	(30,437)	(69,991)	(91,921)
Loss on debt extinguishment	(41,371)	—	(58,835)	—
Foreign exchange (loss) gain	(40)	35	(25)	(81)
Other income (expense), net	890	337	(193)	834
Total other expense, net	(60,949)	(30,065)	(129,044)	(91,168)
(Loss) income before (benefit) expense for income taxes	(12,330)	32,115	(57,108)	(135,726)
(Benefit) expense for income taxes	(30,564)	(1,266)	(37,359)	4,301
Net income (loss)	$18,234	$33,381	$(19,749)	$(140,027)
Net income (loss) per ordinary share—basic	$0.10	$0.20	$(0.11)	$(0.84)
Weighted average ordinary shares outstanding—basic	186,470,141	167,047,104	181,949,838	166,018,603
Net income (loss) per ordinary share— diluted	$0.09	$0.19	$(0.11)	$(0.84)
Weighted average ordinary shares outstanding—diluted	194,171,967	172,485,757	181,949,838	166,018,603
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustments	$(809)	$(133)	$(952)	$(567)
Pension remeasurements	—	—	—	289
Other comprehensive loss	(809)	(133)	(952)	(278)
Comprehensive income (loss)	$17,425	$33,248	$(20,701)	$(140,305)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	169,244,520	$17	384,366	$(4,585)	$2,374,966	$(1,523)	$(1,178,769)	$1,190,106
Cumulative effect adjustments from adoption of ASU 2016-02	—	—	—	—	—	—	64	64
Issuance of ordinary shares - public offering	14,081,632	1	—	—	326,848	—	—	326,849
Issuance of ordinary shares in conjunction with vesting of restricted stock units, performance stock units and stock option exercises	1,804,196	—	—	—	10,042	—	—	10,042
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(17,171)	—	—	(17,171)
Share-based compensation	—	—	—	—	27,548	—	—	27,548
Currency translation adjustment	—	—	—	—	—	(487)	—	(487)
Net loss	—	—	—	—	—	—	(32,863)	(32,863)
Balances at March 31, 2019	185,130,348	$18	384,366	$(4,585)	$2,722,233	$(2,010)	$(1,211,568)	$1,504,088
Issuance of ordinary shares - public offering	—	—	—	—	(55)	—	—	(55)
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	781,026	1	—	—	1,986	—	—	1,987
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(7,203)	—	—	(7,203)
Issuance of ordinary shares in conjunction with ESPP program	558,856	—	—	—	5,465	—	—	5,465
Share-based compensation	—	—	—	—	21,367	—	—	21,367
Currency translation adjustment	—	—	—	—	—	344	—	344
Net loss	—	—	—	—	—	—	(5,120)	(5,120)
Balances at June 30, 2019	186,470,230	$19	384,366	$(4,585)	$2,743,793	$(1,666)	$(1,216,688)	$1,520,873
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	704,189	—	—	—	4,207	—	—	4,207
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(5,086)	—	—	(5,086)
Issuance of ordinary shares in conjunction with ESPP program	376	—	—	—	3	—	—	3
Share-based compensation	—	—	—	—	18,151	—	—	18,151
Currency translation adjustment	—	—	—	—	—	(809)	—	(809)
Net income	—	—	—	—	—	—	18,234	18,234
Balances at September 30, 2019	187,174,795	$19	384,366	$(4,585)	$2,761,068	$(2,475)	$(1,198,454)	$1,555,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2017	164,785,083	$16	384,366	$(4,585)	$2,248,979	$(983)	$(1,141,975)	$1,101,452
Cumulative effect adjustments from adoption of ASUs 2014-09 and 2016-16	—	—	—	—	—	—	1,586	1,586
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	574,810	1	—	—	945	—	—	946
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(3,517)	—	—	(3,517)
Issuance of ordinary shares in conjunction with ESPP program	—	—	—	—	14	—	—	14
Share-based compensation	—	—	—	—	27,833	—	—	27,833
Currency translation adjustment	—	—	—	—	—	463	—	463
Net loss	—	—	—	—	—	—	(148,656)	(148,656)
Balances at March 31, 2018	165,359,893	$17	384,366	$(4,585)	$2,274,254	$(520)	$(1,289,045)	$980,121
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	1,103,716	—	—	—	2,727	—	—	2,727
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(5,668)	—	—	(5,668)
Issuance of ordinary shares in conjunction with ESPP program	511,261	—	—	—	4,720	—	—	4,720
Share-based compensation	—	—	—	—	30,721	—	—	30,721
Currency translation adjustment	—	—	—	—	—	(897)	—	(897)
Pension remeasurement	—	—	—	—	—	289	—	289
Net loss	—	—	—	—	—	—	(24,751)	(24,751)
Balances at June 30, 2018	166,974,870	$17	384,366	$(4,585)	$2,306,754	$(1,128)	$(1,313,796)	$987,262
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	932,247	—	—	—	6,081	—	—	6,081
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(3,697)	—	—	(3,697)
Share-based compensation	—	—	—	—	28,427	—	—	28,427
Currency translation adjustment	—	—	—	—	—	(133)	—	(133)
Net income	—	—	—	—	—	—	33,381	33,381
Balances at September 30, 2018	167,907,117	$17	384,366	$(4,585)	$2,337,565	$(1,261)	$(1,280,415)	$1,051,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,749)	$(140,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	177,336	187,135
Equity-settled share-based compensation	67,066	86,981
Impairment of long-lived assets	—	35,249
Loss on debt extinguishment	58,835	—
Amortization of debt discount and deferred financing costs	17,069	16,879
Loss (gain) on sale of assets	10,963	(12,303)
Deferred income taxes	8,302	1,645
Foreign exchange and other adjustments	572	243
Changes in operating assets and liabilities:
Accounts receivable	68,162	14,060
Inventories	(8,004)	7,902
Prepaid expenses and other current assets	(72,055)	(35,526)
Accounts payable	(3,338)	30,119
Accrued trade discounts and rebates	(53,241)	(142,164)
Accrued expenses	(10,591)	35,581
Deferred revenues	(4,901)	1,462
Other non-current assets and liabilities	(1,474)	(1,401)
Net cash provided by operating activities	234,952	85,835
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment related to license agreement	—	(12,000)
Proceeds from sale of assets	6,000	9,424
Purchases of property and equipment	(11,325)	(881)
Net cash used in investing activities	(5,325)	(3,457)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of senior notes	590,057	—
Net proceeds from the issuance of ordinary shares	326,793	—
Repayment of term loans	(918,181)	(27,723)
Repayment of senior notes	(814,420)	—
Contingent consideration proceeds from divestiture	3,297	—
Net proceeds from term loans	517,378	—
Proceeds from the issuance of ordinary shares in conjunction with ESPP program	5,468	4,711
Proceeds from the issuance of ordinary shares in connection with stock option exercises	16,236	9,753
Payment of employee withholding taxes relating to share-based awards	(29,460)	(12,882)
Net cash used in financing activities	(302,832)	(26,141)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,202)	(688)
Net (decrease) increase in cash, cash equivalents and restricted cash	(74,407)	55,549
Cash, cash equivalents and restricted cash, beginning of the period	962,117	757,897
Cash, cash equivalents and restricted cash, end of the period	$887,710	$813,446

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$71,867	$67,118
Net cash paid for income taxes	9,034	40,409
Cash paid for amounts included in the measurement of lease liabilities	4,525	—
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued expenses	526	34

The accompanying notes are an integral part of these condensed consolidated financial statements

HORIZON THERAPEUTICS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Change in Accounting Method

When accounting for business combinations under ASC Topic 805, Business Combinations, the Company previously separately identified and recorded at fair value intangible assets acquired and their related third-party contingent royalties at the date of acquisition. Third-party contingent royalties are royalties payable to parties other than sellers of the businesses.  Effective January 1, 2019, the Company retrospectively changed its accounting for business combinations and now records acquired intangible assets and their related third-party contingent royalties on a net basis (“New Method”).  The Company changed its accounting principle on the basis that the use of the New Method is preferable primarily due to improved comparability with the Company’s peers.  The Company has adjusted the accompanying condensed consolidated balance sheet as at December 31, 2018, condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 to reflect this change in accounting.  Total shareholders’ equity at December 31, 2018 was adjusted by $135.9 million to reflect the cumulative impact of the change to the earliest year presented.  The impact on the condensed consolidated statement of cash flows consisted of adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities for all periods presented.  There was no impact on total operating, investing or financing cash flows for any prior period.  The following are selected line items from the Company’s condensed consolidated financial statements illustrating the effect of the change in accounting method (in thousands, except per share data):

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

	Consolidated Statement of Comprehensive Income (Loss)
	Three Months Ended September 30, 2018
	As Previously Reported	Revision (1)	As Revised	Impact of Accounting Change (2)	As Adjusted
Cost of goods sold	$99,011	$(840)	$98,171	$(7,094)	$91,077
Gross profit	226,300	840	227,140	7,094	234,234
Operating income	54,246	840	55,086	7,094	62,180
Other income, net	453	—	453	(116)	337
Total other expenses, net	(29,949)	—	(29,949)	(116)	(30,065)
Income before benefit for income taxes	24,297	840	25,137	6,978	32,115
Benefit for income taxes	(1,733)	—	(1,733)	467	(1,266)
Net income	26,030	840	26,870	6,511	33,381
Net income per ordinary share - basic	0.16	—	0.16	0.04	0.20
Net income per ordinary share - diluted	0.15	0.01	0.16	0.03	0.19
Comprehensive income	25,897	840	26,737	6,511	33,248

	Consolidated Statement of Comprehensive Income (Loss)
	Nine Months Ended September 30, 2018
	As Previously Reported	Revision (1)	As Revised	Impact of Accounting Change (2)	As Adjusted
Cost of goods sold	$315,185	$(2,388)	$312,797	$(20,095)	$292,702
Gross profit	536,842	2,388	539,230	20,095	559,325
Impairment of long-lived assets	39,455	—	39,455	(4,206)	35,249
Total operating expenses	608,089	—	608,089	(4,206)	603,883
Operating loss	(71,247)	2,388	(68,859)	24,301	(44,558)
Other income, net	978	—	978	(144)	834
Total other expenses, net	(91,024)	—	(91,024)	(144)	(91,168)
Loss before expense for income taxes	(162,271)	2,388	(159,883)	24,157	(135,726)
Expense for income taxes	1,863	—	1,863	2,438	4,301
Net loss	(164,134)	2,388	(161,746)	21,719	(140,027)
Net loss per ordinary share - basic and diluted	(0.99)	0.02	(0.97)	0.13	(0.84)
Comprehensive loss	(164,412)	2,388	(162,024)	21,719	(140,305)
(1)

During the course of preparing the Company’s consolidated financial statements for the year ended December 31, 2018, the Company identified an error in the measurement of the contingent royalty liability calculation pertaining to the royalty end date for one of its medicines.  The amounts in this column reflect the revisions to the Company’s previously reported consolidated statement of comprehensive income (loss) on Form 10-Q for the three and nine months ended September 30, 2018.  The Company concluded that the amounts were not material to any of its previously issued consolidated financial statements.  Refer to Note 1 and Note 23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further detail regarding this revision.  The impact on the consolidated statements of cash flows consisted of adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities.  There was no impact on total operating, investing or financing cash flows for the nine months ended September 30, 2018.

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

Effective January 1, 2019, the Company adopted Accounting Standards Updated (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”).  Under ASU No. 2016-02, an entity is required to recognize right-of-use lease assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements.  The Company adopted this standard on January 1, 2019, using a modified retrospective approach at the adoption date through a cumulative-effect adjustment to retained earnings.  The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carry forward its historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs.  In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases.  The Company applied the new guidance to all operating leases within the scope of the standard that were in effect on January 1, 2019, or entered into after, the adoption date.  Comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.  The adoption did not have a material impact on the Company’s condensed consolidated statement of comprehensive income (loss).  However, the new standard established $37.1 million of liabilities and corresponding right-of-use assets of $34.9 million on the Company’s condensed consolidated balance sheet for leases, primarily related to operating leases on rented office properties, that existed as of the January 1, 2019, adoption date.

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

The Company reports right-of-use lease assets within non-current “Other assets” in its condensed consolidated balance sheet.  The Company reports the current portion of lease liabilities within “Accrued expenses” and long-term lease liabilities within “Other long-term liabilities” in its condensed consolidated balance sheet. As of September 30, 2019, the Company had $32.5 million of right-of-use lease assets, $1.2 million of the current portion of lease liabilities and $36.3 million of long-term lease liabilities.

Pre-launch Inventories

The Company capitalizes inventory costs associated with its medicine candidates prior to regulatory approval when, based on management judgment, future commercialization is considered probable and future economic benefit is expected to be realized.  A number of factors are taken into consideration by management, including the current status of the regulatory approval process and any potential impediments to the approval process such as safety or efficacy.  If future commercialization and future economic benefit is no longer considered probable, the capitalized pre-launch inventory would be expensed.  At September 30, 2019, the Company had approximately $3.6 million of work-in-process inventory and $5.0 million of raw material inventory related to the manufacturing of teprotumumab drug substance.

NOTE 3 – NET INCOME (LOSS) PER SHARE

The following table presents basic and diluted net income (loss) per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Basic net income (loss) per share calculation:
Net income (loss)	$18,234	$33,381	$(19,749)	$(140,027)
Weighted average ordinary shares outstanding	186,470,141	167,047,104	181,949,838	166,018,603
Basic net income (loss) per share	$0.10	$0.20	$(0.11)	$(0.84)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Diluted net income (loss) per share calculation:
Net income (loss)	$18,234	$33,381	$(19,749)	$(140,027)
Weighted average ordinary shares outstanding	194,171,967	172,485,757	181,949,838	166,018,603
Diluted net income (loss) per share	$0.09	$0.19	$(0.11)	$(0.84)

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

The computation of diluted net income (loss) per share excluded 0.3 million and 8.8 million shares subject to equity awards for the three and nine months ended September 30, 2019, respectively, and 3.1 million and 10.6 million shares subject to equity awards for the three and nine months ended September 30, 2018, respectively, because their inclusion would have had an anti-dilutive effect on diluted net income (loss) per share.

The potentially dilutive impact of the March 2015 private placement of $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) by Horizon Therapeutics Investment Limited (formerly known as Horizon Pharma Investment Limited) (“Horizon Investment”), a wholly owned subsidiary of the Company, is determined using a method similar to the treasury stock method.  Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Exchangeable Senior Notes because the Company has the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash.  Instead, the Company is required to increase the diluted net income (loss) per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares.  For diluted net income (loss) per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s ordinary shares over the reporting period is in excess of the exchange price of the Exchangeable Senior Notes.  There was no calculated spread added to the denominator for the three and nine months ended September 30, 2019 and 2018.

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

The loss on sale of assets recorded to the condensed consolidated statement of comprehensive income (loss) during the nine months ended September 30, 2019, was determined as follows (in thousands):

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

The gain on sale of assets recorded to the consolidated statement of comprehensive loss during the three months ended December 31, 2018, was determined as follows (in thousands):

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

On July 24, 2018, the Company sold its rights to interferon gamma-1b in all territories outside the United States, Canada and Japan to Clinigen Group plc (“Clinigen”) for an upfront payment of €7.5 million ($8.8 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1683) and a potential additional contingent consideration payment of €3.0 million ($3.5 million when converted using a Euro-to-Dollar exchange rate of 1.1673) (the “IMUKIN sale”). The contingent consideration payment of €3.0 million ($3.3 million when converted using a Euro-to-Dollar exchange rate at the date of receipt of 1.0991) was received in September 2019.  The Company continues to market interferon gamma-1b as ACTIMMUNE in the United States.

Pursuant to ASC 805 (as amended by ASU No. 2017-01), the Company accounted for the IMUKIN sale as a sale of assets, specifically a sale of intellectual property rights, and a sale of inventory.

The gain on sale of assets recorded to the consolidated statement of comprehensive income (loss) during the three and nine months ended September 30, 2018, was determined as follows (in thousands):

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

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value.  Inventories consist of raw materials, work-in-process and finished goods.  The Company has entered into manufacturing and supply agreements for the manufacture of drug substance and finished goods inventories, and the purchase of raw materials and production supplies.  The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs.

The components of inventories as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$11,098	$5,092
Work-in-process	26,202	27,068
Finished goods	21,205	18,591
Inventories, net	$58,505	$50,751

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid income taxes and income tax receivable	$45,544	$5,899
Deferred charge for taxes on intra-company profit	29,841	21,734
Advance payments for inventory	17,472	1,449
Rabbi trust assets	11,474	8,203
Medicine samples inventory	2,702	4,539
Other prepaid expenses and other current assets	28,930	26,394
Prepaid expenses and other current assets	$135,963	$68,218

Prepaid income taxes and income tax receivable as of September 30, 2019, includes a benefit for income taxes recognized during the nine months ended September 30, 2019.  This benefit arises due to the mix of pre-tax income and losses incurred in various tax jurisdictions.

Advance payments for inventory as of September 30, 2019, includes $17.5 million related to payments made to the manufacturer of teprotumumab drug substance.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Leasehold improvements	$19,925	$9,982
Software	14,898	14,843
Machinery and equipment	4,800	4,800
Computer equipment	2,767	2,485
Other	5,865	2,501
	48,255	34,611
Less accumulated depreciation	(23,727)	(19,197)
Construction in process	1,674	4,687
Property and equipment, net	$26,202	$20,101

Depreciation expense was $1.7 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and was $4.6 million for each of the nine months ended September 30, 2019 and 2018.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2019, the Company retrospectively changed its accounting for business combinations, which impacted the carrying amounts of its goodwill and intangible assets.  Refer to Note 1 for further detail.

Goodwill

The gross carrying amount of goodwill as of September 30, 2019 and December 31, 2018 was $413.7 million.

The table below presents goodwill for the Company’s reportable segments as of September 30, 2019 (in thousands):

	Orphan and Rheumatology	Inflammation	Total
Goodwill	$360,745	$52,924	$413,669

As of September 30, 2019, there were no accumulated goodwill impairment losses.

Intangible Assets

As of September 30, 2019, the Company’s finite-lived intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, PENNSAID 2%, PROCYSBI, RAVICTI and RAYOS, as well as customer relationships for ACTIMMUNE.

During the nine months ended September 30, 2019, in connection with the MIGERGOT transaction, the Company wrote off the remaining net book value of developed technology related to MIGERGOT of $17.0 million. See Note 4 for further details.

During the year ended December 31, 2018, in connection with the Immedica transaction, the Company recorded a reduction in the net book value of developed technology related to RAVICTI and AMMONAPS of $4.1 million.  See Note 4 for further details.

The Company tests its intangible assets for impairment when events or circumstances may indicate that the carrying value of these assets exceeds their fair value.  During the nine months ended September 30, 2018, the Company recorded an impairment of $33.6 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a Patented Medicine Prices Review Board review.  The fair value of developed technology was determined using an income approach.

The Company also recorded an impairment of $10.6 million during the three months ended December 31, 2018 to fully write off the book value of developed technology related to LODOTRA as result of amendments to its license and supply agreements with Jagotec AG (“Jagotec”) and Skyepharma AG, which are affiliates of Vectura Group plc (“Vectura”).  Under these amendments, effective January 1, 2019, the Company agreed to transfer all economic benefits of LODOTRA in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  The Company no longer recorded LODOTRA net sales beginning January 1, 2019.  The fair value of developed technology was determined using an income approach.

Intangible assets as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019			December 31, 2018
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Impairment	Accumulated Amortization	Net Book Value
Developed technology	$2,758,403	$(1,001,910)	$1,756,493	$2,828,648	$(44,245)	$(838,764)	$1,945,639
Customer relationships	8,100	(4,076)	4,024	8,100	—	(3,470)	4,630
Total intangible assets	$2,766,503	$(1,005,986)	$1,760,517	$2,836,748	$(44,245)	$(842,234)	$1,950,269

Amortization expense for the three months ended September 30, 2019 and 2018 was $57.7 million and $61.1 million, respectively, and was $172.8 million and $182.5 million for the nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, estimated future amortization expense was as follows (in thousands):

2019 (October to December)	$57,658
2020	228,766
2021	221,262
2022	220,090
2023	219,470
Thereafter	813,271
Total	$1,760,517

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Payroll-related expenses	$73,166	$78,555
Allowances for returns	41,442	39,041
Consulting and professional services	31,576	35,799
Accrued royalties	18,955	15,746
Accrued interest	8,823	13,196
Pricing review liability	8,294	9,091
Accrued other	21,908	24,311
Accrued expenses	$204,164	$215,739

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued commercial rebates and wholesaler fees	$120,861	$153,083
Accrued co-pay and other patient assistance	120,256	179,463
Accrued government rebates and chargebacks	163,427	125,217
Accrued trade discounts and rebates	$404,544	$457,763
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance costs, and government rebates and chargebacks in accounts payable	4,448	3,666
Total customer-related accruals and allowances	$408,992	$461,429

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2018 to September 30, 2019 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2018	$153,445	$179,462	$128,522	$461,429
Current provisions relating to sales during the nine months ended September 30, 2019	348,243	1,171,242	355,670	1,875,155
Adjustments relating to prior-year sales	(5,763)	—	11,073	5,310
Payments relating to sales during the nine months ended September 30, 2019	(226,697)	(1,050,986)	(189,014)	(1,466,697)
Payments relating to prior-year sales	(147,682)	(179,462)	(139,061)	(466,205)
Balance at September 30, 2019	$121,546	$120,256	$167,190	$408,992

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

The Company’s chief operating decision maker (“CODM”) evaluates the financial performance of the Company’s segments based upon segment operating income.  Segment operating income is defined as (loss) income before (benefit) expense for income taxes adjusted for the items set forth in the reconciliation below.  Items below income from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s CODM.  Additionally, certain expenses are not allocated to a segment.  The Company does not report balance sheet information by segment as no balance sheet by segment is reviewed by the Company’s CODM.

The following table reflects net sales by medicine for the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
KRYSTEXXA	$99,576	$70,246	$231,634	$175,572
RAVICTI	59,954	60,444	160,299	166,495
PROCYSBI	40,397	41,374	121,142	114,740
ACTIMMUNE	27,861	25,831	78,883	78,071
RAYOS	19,359	17,171	59,067	41,313
BUPHENYL	3,036	4,351	8,173	15,337
QUINSAIR	211	127	550	346
LODOTRA	—	355	—	2,005
Orphan and Rheumatology segment net sales	$250,394	$219,899	$659,748	$593,879

PENNSAID 2%	42,091	51,487	143,751	125,900
DUEXIS	29,889	34,196	89,412	80,601
VIMOVO	13,092	18,638	41,751	48,873
MIGERGOT	—	1,091	1,822	2,774
Inflammation segment net sales	$85,072	$105,412	$276,736	$258,148

Total net sales	$335,466	$325,311	$936,484	$852,027

The table below provides reconciliations of the Company’s segment operating income to the Company’s total (loss) income before (benefit) expense for income taxes for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Segment operating income:
Orphan and Rheumatology	$89,823	$91,537	$211,003	$205,249
Inflammation	39,638	57,984	130,777	94,294
Reconciling items:
Amortization and step-up:
Intangible amortization expense	(57,662)	(61,144)	(172,762)	(182,508)
Inventory step-up expense	—	(83)	(90)	(17,212)
Loss on debt extinguishment	(41,371)	—	(58,835)	—
Interest expense, net	(20,428)	(30,437)	(69,991)	(91,921)
Share-based compensation	(18,151)	(28,428)	(67,066)	(86,981)
Upfront, progress and milestone payments related to license and collaboration agreements	(3,073)	—	(9,073)	(90)
Depreciation	(1,658)	(1,523)	(4,574)	(4,627)
Fees related to refinancing activities	(262)	(40)	(1,437)	(82)
Drug substance harmonization costs	(80)	(301)	(394)	(1,579)
Acquisition/divestiture-related costs	44	(186)	(1,231)	(6,035)
Foreign exchange (loss) gain	(40)	35	(25)	(81)
(Gain) loss on sale of assets	—	12,303	(10,963)	12,303
Litigation settlements	—	(1,500)	(1,000)	(5,750)
Charges relating to discontinuation of Friedreich's ataxia program	—	(254)	(1,221)	(1,476)
Restructuring and realignment costs	—	(4,582)	(33)	(14,815)
Impairment of long-lived assets	—	(1,603)	—	(35,249)
Other income (expense), net	890	337	(193)	834
(Loss) income before (benefit) expense for income taxes	$(12,330)	$32,115	$(57,108)	$(135,726)

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments and all other customers as a group for the three and nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	For the Three Months Ended September 30,
	2019		2018
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$344,516	36%	$347,144	34%
Customer B	202,410	21%	236,104	23%
Customer C	160,486	17%	147,187	14%
Customer D	81,259	9%	115,083	11%
Other Customers	164,739	17%	183,641	18%
Gross Sales	$953,410	100%	$1,029,159	100%

	For the Nine Months Ended September 30,
	2019		2018
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$1,056,439	36%	$1,143,111	37%
Customer B	513,687	18%	752,559	24%
Customer C	497,413	17%	306,707	10%
Customer D	307,444	11%	377,556	12%
Other Customers	514,917	18%	531,461	17%
Gross Sales	$2,889,900	100%	$3,111,394	100%

Geographic revenues are determined based on the country in which the Company’s customers are located.  The following table presents a summary of net sales attributed to geographic sources for the three and nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$333,011	99%	$321,951	99%
Rest of world	2,455	1%	3,360	1%
Net sales	$335,466		$325,311

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$931,623	99%	$837,261	98%
Rest of world	4,861	1%	14,766	2%
Net sales	$936,484		$852,027

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

As of December 31, 2018, the Company’s cash and cash equivalents included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values.  Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$858,375	$—	$—	$858,375
Other current assets	11,474	—	—	11,474
Total assets at fair value	$869,849	$—	$—	$869,849
Liabilities:
Other long-term liabilities	(11,474)	—	—	(11,474)
Total liabilities at fair value	$(11,474)	$—	$—	$(11,474)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$6,500	$—	$6,500
Money market funds	915,800	—	—	915,800
Other current assets	8,203	—	—	8,203
Total assets at fair value	$924,003	$6,500	$—	$930,503
Liabilities:
Other long-term liabilities	(8,203)	—	—	(8,203)
Total liabilities at fair value	$(8,203)	$—	$—	$(8,203)

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Term Loan Facility	$418,026	$818,026
2027 Senior Notes	600,000	—
2023 Senior Notes	—	475,000
2024 Senior Notes	—	300,000
Exchangeable Senior Notes	400,000	400,000
Total face value	1,418,026	1,993,026
Debt discount	(65,234)	(87,038)
Deferred financing fees	(5,432)	(9,304)
Total long-term debt and exchangeable notes	1,347,360	1,896,684
Less: long-term debt—current portion	—	—
Long-term debt and exchangeable notes, net of current portion	$1,347,360	$1,896,684

 Term Loan Facility and Revolving Credit Facility

On May 22, 2019, Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc.) (the “Borrower”), a wholly owned subsidiary of the Company, borrowed approximately $518.0 million aggregate principal amount of loans (the “May 2019 Refinancing Loans”) pursuant to an amendment (the “May 2019 Refinancing Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018 and Amendment No. 5, dated March 11, 2019 (the “Term Loan Facility”).  Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments (the “Incremental Revolving Commitments”).  The Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) and provide the Borrower with $200.0 million of additional borrowing capacity, which includes a $50.0 million letter of credit sub-facility.  The Incremental Revolving Commitments will terminate in March 2024.  Borrowings under the Revolving Credit Facility are available for general corporate purposes.  As of September 30, 2019, the Revolving Credit Facility was undrawn.  As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through the May 2019 Refinancing Amendment.

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

On March 18, 2019, the Company completed the repayment of $300.0 million of the outstanding principal amount of term loans under the Credit Agreement following the closing of its underwritten public equity offering on March 11, 2019. In July 2019, the Company repaid an additional $100.0 million of term loans under the Credit Agreement. Following these repayments, the outstanding principal balance of term loans under the Credit Agreement was $418.0 million.

Additionally, the Company elected to exercise its reinvestment rights under the mandatory prepayment provisions of the Credit Agreement with respect to the net proceeds from the Immedica transaction.  To the extent the Company had not applied such net proceeds to permitted acquisitions (including the acquisition of rights to products and products lines) and/or the acquisition of capital assets within 365 days of the receipt of proceeds from the Immedica transaction (or commit to so apply and then apply within 180 days after the end of such 365-day period), the Company was required to make a mandatory prepayment under the Credit Agreement in an amount equal to the unapplied net proceeds.  In March 2019, the Company repaid $35.0 million under the mandatory prepayment provisions of the Credit Agreement which was included in the $300.0 million repayment referred to above.

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

The interest on the Company’s Term Loan Facility is variable and as of September 30, 2019, the interest rate on the Term Loan Facility was 4.63% and the effective interest rate was 4.87%.

As of September 30, 2019, the fair value of the amounts outstanding under the Term Loan Facility was approximately $419.6 million, categorized as a Level 2 instrument, as defined in Note 12.

2027 Senior Notes

On July 16, 2019, HTUSA completed a private placement of $600.0 million aggregate principal amount of 5.5% Senior Notes due 2027 (the “2027 Senior Notes”) to several investment banks acting as initial purchasers, who subsequently resold the 2027 Senior Notes to persons reasonably believed to be qualified institutional buyers.

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

The 2027 Senior Notes are HTUSA’s general unsecured senior obligations, rank equally in right of payment with all existing and future senior debt of HTUSA and rank senior in right of payment to any existing and future subordinated debt of HTUSA.  The 2027 Senior Notes are effectively subordinate to all of the existing and future secured debt of HTUSA to the extent of the value of the collateral securing such debt.

The 2027 Senior Notes are unconditionally guaranteed on a senior basis by the Company and all of the Company’s restricted subsidiaries, other than HTUSA and certain immaterial subsidiaries, that guarantee the Credit Agreement.  The guarantees are each guarantor’s senior unsecured obligations and rank equally in right of payment with such guarantor’s existing and future senior debt and senior in right of payment to any existing and future subordinated debt of such guarantor.  The guarantees are effectively subordinated to all of the existing and future secured debt of each guarantor, including such guarantor’s guarantee under the Credit Agreement, to the extent of the value of the collateral securing such debt.  The guarantees of a guarantor may be released under certain circumstances.  The 2027 Senior Notes are structurally subordinated to all of the liabilities of the Company’s subsidiaries that do not guarantee the 2027 Senior Notes.

The 2027 Senior Notes accrue interest at an annual rate of 5.5% payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2020.  The 2027 Senior Notes will mature on August 1, 2027, unless earlier exchanged, repurchased or redeemed.

Except as described below, the 2027 Senior Notes may not be redeemed before August 1, 2022.  Thereafter, some or all of the 2027 Senior Notes may be redeemed at any time at specified redemption prices, plus accrued and unpaid interest to the redemption date.  At any time prior to August 1, 2022, some or all of the 2027 Senior Notes may be redeemed at a price equal to 100% of the aggregate principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the redemption date.  Also prior to August 1, 2022, up to 40% of the aggregate principal amount of the 2027 Senior Notes may be redeemed at a redemption price of 105.5% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net proceeds of certain equity offerings.  In addition, the 2027 Senior Notes may be redeemed in whole but not in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, if on the next date on which any amount would be payable in respect of the 2027 Senior Notes, HTUSA or any guarantor is or would be required to pay additional amounts as a result of certain tax related events.

If the Company undergoes a change of control, HTUSA will be required to make an offer to purchase all of the 2027 Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the repurchase date, subject to certain exceptions.  If the Company or certain of its subsidiaries engages in certain asset sales, HTUSA will be required under certain circumstances to make an offer to purchase the 2027 Senior Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date.

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

As of September 30, 2019, the interest rate on the 2027 Senior Notes was 5.50% and the effective interest rate was 5.76%.

As of September 30, 2019, the fair value of the 2027 Senior Notes was approximately $625.5 million, categorized as a Level 2 instrument, as defined in Note 12.

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

In connection with the closing of the acquisition of Hyperion Therapeutics, Inc. (“Hyperion”) on May 7, 2015, Horizon Financing merged with and into Horizon Pharma, Inc. (“HPI”) and on October 31, 2018, HPI merged with and into Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc.) (“HTUSA”).  As a result, the 2023 Senior Notes became the general unsecured senior obligations of HTUSA, which was previously a guarantor under the 2023 Senior Notes.  The obligations under the 2023 Senior Notes were fully and unconditionally guaranteed on a senior unsecured basis by the Company and all of the Company’s direct and indirect subsidiaries that were guarantors from time to time under the Credit Agreement.

The Company redeemed $250.0 million of 2023 Senior Notes on May 1, 2019.  In connection with this early redemption, the Company paid a premium of $8.3 million on May 1, 2019.  Following this redemption, $225.0 million of the 2023 Senior Notes remained outstanding.

On August 9, 2019, the Company redeemed the remaining $225.0 million of 2023 Senior Notes. In connection with this early redemption, the Company paid a premium of $7.5 million on August 9, 2019.

2024 Senior Notes

On October 25, 2016, HPI and HTUSA (together, in such capacity, the “2024 Issuers”), completed a private placement of $300.0 million aggregate principal amount of 8.750% Senior Notes due 2024 (the “2024 Senior Notes”) to certain investment banks acting as initial purchasers who subsequently resold the 2024 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act.  The net proceeds from the offering of the 2024 Senior Notes were approximately $291.9 million, after deducting the initial purchasers’ discount and offering expenses payable by the 2024 Issuers.  On October 31, 2018, HPI merged with and into HTUSA, and as a result, HPI’s obligations as co-issuer under the 2024 Senior Notes became HTUSA’s general unsecured senior obligations.

The obligations under the 2024 Senior Notes were HTUSA’s general unsecured senior obligations and were fully and unconditionally guaranteed on a senior unsecured basis by the Company and all of the Company’s direct and indirect subsidiaries that were guarantors from time to time under the Credit Agreement.

On August 9, 2019, the Company redeemed all $300.0 million of 2024 Senior Notes. In connection with this early redemption, the Company paid a premium of $23.7 million on August 9, 2019.

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

As of September 30, 2019, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

As of September 30, 2019, the interest rate on the Exchangeable Senior Notes was 2.50% and the effective interest rate was 8.88%.

As of September 30, 2019, the fair value of the Exchangeable Senior Notes was approximately $465.5 million, categorized as a Level 2 instrument, as defined in Note 12.

During the three months ended September 30, 2019, the Company recorded a loss on debt extinguishment of $41.4 million in the condensed consolidated statement of comprehensive income (loss), which reflected the early redemption premiums and the write-off of the deferred financing fees and debt discount fees related to the prepayment of $525.0 million of the 2023 Senior Notes and 2024 Senior Notes and the write-off of the deferred financing fees and debt discount fees related to the $100.0 million term loan repayment.

During the nine months ended September 30, 2019, the Company recorded a loss on debt extinguishment of $58.8 million in the condensed consolidated statement of comprehensive income (loss), which reflected the early redemption premiums and the write-off of the deferred financing fees and debt discount fees related to the prepayment of $775.0 million of the 2023 Senior Notes and 2024 Senior Notes and the write-off of the deferred financing fees and debt discount fees related to the $400.0 million of term loan repayments.

NOTE 14 – LEASE OBLIGATIONS

As discussed in Note 2, the Company elected the Topic 842 transition provision that allows entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption.  Accordingly, the Topic 842 disclosures below are presented as of and for the three and nine-month period ended September 30, 2019 only.

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

(2)

In March 2019, the Company entered into an office lease agreement for approximately 20,000 square feet of office space in South San Francisco, California.  The initial term of the lease is expected to commence during the fourth quarter of 2019 and will expire on January 31, 2030.

The above table does not include details of an agreement for lease entered into on October 14, 2019, relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  Under the terms of the agreement for lease, when construction has been completed in accordance with the agreement for lease, the Company will be automatically granted a lease of the office.  The agreement for lease provides for significant involvement by the Company in the design of the office space.  The Company expects to incur leasehold improvement costs during 2020 and 2021 in order to prepare the building for occupancy.

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method.  Rent expense was $1.6 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $4.6 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of September 30, 2019 (in thousands):

2019 (October to December)	$(3,335)
2020	6,618
2021	5,730
2022	4,507
2023	4,384
Thereafter	36,081
Total lease payments (1)	53,985
Imputed interest	(18,866)
Total operating lease liabilities	$35,119
(1)

Total lease payments in the above table do not include approximately $12.0 million related to a lease that had not yet commenced at September 30, 2019.  The Company expects this lease to commence in the fourth quarter of 2019 and the Company will recognize the related right-of-use asset and lease liability upon commencement.

The Company has certain leases that provide for lease incentives payable to the Company for construction of leasehold improvements.  The cash inflows for these incentives are expected to be received in the fourth quarter of 2019 and are in excess of the Company’s expected lease payments resulting in a net cash inflow, as shown in the above table.

The weighted-average discount rate and remaining lease term for operating leases as of September 30, 2019 was 7.56% and 10.43 years, respectively.

The following table, which was included in the Company’s 2018 Annual Report on Form 10-K, depicts the minimum future cash payments due under lease obligations at December 31, 2018 (in thousands):

2019	$6,228
2020	6,680
2021	5,788
2022	4,565
2023	4,442
Thereafter	36,696
Total	$64,399

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of teprotumumab drug substance.  In addition, the Company must provide AGC Biologics with rolling forecasts of teprotumumab drug substance requirements, with a portion of the forecast being a firm and binding order.  Under the Company’s agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of teprotumumab drug product requirements, with a portion of the forecast being a firm and binding order.  At September 30, 2019, the Company had binding purchase commitments with AGC Biologics for teprotumumab drug substance of €64.4 million ($70.2 million converted at an exchange rate as of September 30, 2019 of 1.0901), to be delivered through the first half of 2021. In addition, the Company had binding purchase commitments with Catalent for teprotumumab drug product of $5.8 million, to be delivered through June 2020.

Patheon Pharmaceuticals Inc. (“Patheon”) is obligated to manufacture PROCYSBI for the Company through December 31, 2021.  The Company must provide Patheon with rolling, non-binding forecasts of PROCYSBI, with a portion of the forecast being a firm written order.  Cambrex Profarmaco Milano (“Cambrex”) is obligated to manufacture PROCYSBI active pharmaceutical ingredient (“API”) for the Company through November 2, 2020.  The Company must provide Cambrex with rolling, non-binding forecasts, with a portion of the forecast being the minimum floor of the firm order that must be placed.  At September 30, 2019, the Company had a binding purchase commitment with Patheon for PROCYSBI of $5.3 million, to be delivered through December 2019, and with Cambrex for PROCYSBI API of $1.4 million, to be delivered through December 2020.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company.  Following the IMUKIN sale, purchases by the Company of IMUKIN inventory are expected to be sold to Clinigen.  The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least June 30, 2024.  As of September 30, 2019, the minimum binding purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $18.1 million (converted using a Dollar-to-Euro exchange rate of 1.0901) through July 2024.  As of September 30, 2019, the Company also committed to incur an additional $0.7 million for the harmonization of the drug substance manufacturing process with Boehringer Ingelheim Biopharmaceuticals.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least eighty percent of its annual world-wide bulk product requirements for KRYSTEXXA from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three-year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA.  The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order.  The first nine months of the forecast are considered binding firm orders.  At September 30, 2019, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $41.1 million, to be delivered through December 31, 2026.  Additionally, there were other purchase orders relating to the manufacture of KRYSTEXXA of $1.0 million outstanding at September 30, 2019.

Jagotec or its affiliates are required to manufacture and supply RAYOS exclusively to the Company in bulk.  The earliest the agreement can expire is December 31, 2023, and the minimum purchase commitment is in force until December 2023.  At September 30, 2019, the minimum purchase commitment based on tablet pricing in effect under the agreement was $4.6 million through December 2023.  Additionally, purchase orders relating to the manufacture of RAYOS of $0.8 million were outstanding at September 30, 2019.  Effective January 1, 2019, the Company amended its license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura.  Under these amendments, from the earlier of the completion of certain transfer activities related to the transfer of the Company’s rights to LODOTRA in Europe, or January 1, 2020, the Company will no longer be subject to a minimum purchase commitment in respect of the supply agreement with Jagotec AG.

Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (“Nuvo”) is obligated to manufacture and supply PENNSAID 2% to the Company.  The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party.  At least ninety days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities.  At September 30, 2019, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $4.7 million, to be delivered through December 2019.

Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”) is obligated to manufacture and supply DUEXIS to the Company in final, packaged form and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia.  The agreement term extends until May 2021 and automatically renews for successive two-year terms unless terminated by either party upon two years’ prior written notice.  At September 30, 2019, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $6.1 million, to be delivered through December 2019.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, BUPHENYL, QUINSAIR and VIMOVO of $7.5 million were outstanding at September 30, 2019.

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

Other Agreements

Under the agreement for the acquisition of River Vision Development Corp., the Company is required to pay up to $325.0 million upon the attainment of various milestones, composed of $100.0 million related to U.S. Food and Drug Administration (“FDA”) approval and $225.0 million related to net sales thresholds for teprotumumab.  The agreement also includes a royalty payment of three percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).  Under a separate agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as “Roche”), the Company is required to pay Roche up to CHF103.0 million ($103.2 million when converted using a CHF-to-Dollar exchange rate at September 30, 2019 of 1.0023) upon the attainment of various milestones related to filing, approval and net sales thresholds for teprotumumab.  In connection with submission of the teprotumumab biologics license application (“BLA”), the Company incurred a milestone of CHF3.0 million ($3.0 million when converted using a CHF-to-Dollar exchange rate at September 30, 2019 of 1.0023) payable to Roche which was recorded and paid during the third quarter of 2019.  During the year ended December 31, 2017, CHF2.0 million ($2.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0169) was paid in relation to these milestones.  The agreement with Roche also includes a royalty payment of between nine percent and twelve percent of annual worldwide net sales.  Under a separate agreement with Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“LA BioMed”), the Company is required to pay LA BioMed a royalty payment of less than one percent of net sales.

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

In accordance with its memorandum and articles of association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity.  Additionally, the Company has entered into, and intends to continue to enter into, separate indemnification agreements with its directors and executive officers.  These agreements, among other things, require the Company to indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers, or any of the Company’s subsidiaries or any other company or enterprise to which the person provides services at the Company’s request.  The Company also has a director and officer insurance policy that enables it to recover a portion of any amounts paid for current and future potential claims.  All of the Company’s officers and directors have also entered into separate indemnification agreements with HTUSA.

NOTE 16 - LEGAL PROCEEDINGS

RAVICTI

On March 17, 2014, Hyperion received notice from Par Pharmaceutical, Inc. (“Par Pharmaceutical”) that it had filed an Abbreviated New Drug Application (an “ANDA”) with the FDA seeking approval of a generic version of the Company’s medicine RAVICTI.  On September 4, 2015 and November 6, 2015, the Company received notices from Lupin Limited of Lupin Limited’s Paragraph IV Patent Certification against the Company’s patents covering RAVICTI, advising that Lupin Limited had filed an ANDA with the FDA for a generic version of RAVICTI.  The Company subsequently filed suits against Par Pharmaceutical and Lupin Limited, and engaged in ANDA litigation with both in multiple venues.  All litigation with Par Pharmaceutical and Lupin Limited, relating to RAVICTI, is now settled.

The Company sought an appeal before the Federal Circuit Court of Appeals over U.S. Patent No. 9,095,559 (the “‘559 patent”) against the United States Patent Office, seeking to overturn the Patent Trial and Appeal Board’s invalidity finding in an inter partes review (“IPR”) initiated by Lupin Limited.  On October 10, 2019, the Federal Circuit affirmed the Patent Trial and Appeals Board’s (the “PTAB”) invalidity ruling against the ‘559 patent.

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

On August 17, 2016, the District Court issued a Markman opinion holding certain of the asserted claims of seven of the Company’s patents covering PENNSAID 2% invalid as indefinite.  On March 16, 2017, the Court granted Actavis’ motion for summary judgment of non-infringement of the asserted claims of three of the Company’s patents covering PENNSAID 2%.  In view of the Markman and summary judgment decisions, a bench trial was held from March 21, 2017 through March 30, 2017, regarding a claim of one of the Company’s patents covering PENNSAID 2%.  On May 14, 2017, the Court issued its opinion upholding the validity of claim of the patent, which Actavis had previously admitted its proposed generic diclofenac sodium topical solution product would infringe.  Actavis filed its Notice of Appeal on June 16, 2017.  The Company also filed its Notice of Appeal of the District Court’s rulings on certain claims of the Company’s patents covering PENNSAID 2%.  On October 10, 2019, the Federal Circuit Court affirmed the District Court’s judgment of validity of U.S Patent No. 9,066,913 (the “‘913 patent”), and its finding that the Actavis generic product would infringe the ‘913 patent.  The Federal Circuit also affirmed the District Court’s summary judgment finding that certain patents are invalid for indefiniteness and would not be infringed.

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

On March 29, 2019, the Company received notice from Aurolife Pharma, Inc. (“Aurolife”) that it had filed an ANDA with the FDA seeking approval of a generic version of PENNSAID 2%.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering PENNSAID 2% are invalid and/or will not be infringed by Aurolife’s manufacture, use or sale of its generic version of PENNSAID 2%.

DUEXIS

On May 29, 2018, the Company received notice from Alkem Laboratories, Inc. (“Alkem”) that it had filed an ANDA with the FDA seeking approval of a generic version of DUEXIS.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering DUEXIS are invalid and/or will not be infringed by Alkem’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of Delaware against Alkem on July 9, 2018, seeking an injunction to prevent the approval of Alkem’s ANDA and/or to prevent Alkem from selling a generic version of DUEXIS.  The litigation is scheduled for a bench trial beginning on September 14, 2020.

On September 27, 2018, the Company received notice from Teva Pharmaceuticals USA, Inc. (“Teva”) that it had filed an ANDA with the FDA seeking approval of a generic version of DUEXIS.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering DUEXIS are invalid and/or will not be infringed by Teva’s manufacture, use or sale of its generic version of DUEXIS.

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

The District Court consolidated all of the cases pending against the generic companies into two separate cases for purposes of discovery.  The District Court entered final judgment for one of the consolidated cases on July 21, 2017, upholding the validity of U.S. Patent No. 6,926,907 (the “‘907 patent”) and U.S. Patent No. 8,557,285 (the “‘285 patent”), and finding the generic products would infringe one or both of the two patents. Both sides appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit.  On May 15, 2019, the Federal Circuit reversed the District Court’s judgment in favor of the Company, and entered judgment that the ‘285 and ‘907 patents are invalid for lack of a sufficient written description. On July 30, 2019, the Federal Circuit Court of Appeals denied the Company’s request for a rehearing of the Court’s invalidity ruling against the ‘285 and ‘907 patents for VIMOVO coordinated-release tablets.  As a result, the District Court entered judgment invalidating the ‘285 and ‘907 patents, which could subsequently result in Dr. Reddy’s initiating an at-risk launch of a generic version of VIMOVO.  The Company continues to assert claims of infringement against Dr. Reddy’s based on U.S. Patent No. 8,858,996 (the “‘996 patent”) and U.S. Patent No. 9,161,920 (the “‘920 patent”) in the District Court.

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

On December 4, 2017, Mylan filed a Petition for IPR against the ‘208 patent.  The PTAB instituted an IPR proceeding on Mylan’s Petition on June 14, 2018.  On July 2, 2018, Dr. Reddy’s filed a motion seeking to join Mylan’s ‘208 IPR.  On April 1, 2019, the PTAB granted Dr. Reddy’s request to join the Mylan ‘208 IPR.  On September 6, 2019, the PTAB issued a Final Written Decision invalidating the ‘208 patent on the basis of obviousness.

On August 20, 2019, the Company received notice from Ajanta Pharma LTD (“Ajanta”) that it had filed an ANDA with the FDA seeking approval of a generic version of VIMOVO.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering VIMOVO are invalid and/or will not be infringed by Ajanta’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of Delaware against Ajanta on September 27, 2019, seeking an injunction to prevent the approval of Ajanta’s ANDA and/or to prevent Ajanta from selling a generic version of VIMOVO.

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

During the nine months ended September 30, 2019, the Company issued an aggregate of 14.1 million of ordinary shares in connection with the closing of its underwritten public equity offering on March 11, 2019.  The Company received a total of approximately $326.8 million after deducting underwriting discounts and other estimated offering expenses payable by the Company in connection with such offering.

During the nine months ended September 30, 2019, the Company issued an aggregate of 3.8 million of ordinary shares in connection with stock option exercises, the vesting of restricted stock units and performance stock units, and employee share purchase plan purchases.  The Company received a total of $21.7 million in net proceeds in connection with such issuances.

During the nine months ended September 30, 2019, the Company made payments of $29.5 million for employee withholding taxes relating to share-based awards.

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

NOTE 18 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at September 30, 2019, include its 2005 Stock Plan, 2011 Equity Incentive Plan, as amended, 2014 Employee Share Purchase Plan, as amended (“2014 ESPP”), Amended and Restated 2014 Equity Incentive Plan (“2014 EIP”) and 2014 Non-Employee Equity Plan, as amended (“2014 Non-Employee Plan”).  As of September 30, 2019, an aggregate of 1,525,433 ordinary shares were authorized and available for future issuance under the 2014 ESPP, an aggregate of 9,181,495 ordinary shares were authorized and available for future grants under the 2014 EIP (of which 409,172 shares are to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company)) and an aggregate of 698,491 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Plan.

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

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	11,827,765	$19.06	6.24	$37,257
Exercised	(1,082,766)	15.22	—	—
Forfeited	(114,282)	22.52	—	—
Expired	(340,605)	29.46	—	—
Outstanding as of September 30, 2019	10,290,112	19.08	5.47	87,227
Exercisable as of September 30, 2019	9,636,802	$19.27	5.34	$80,099

Stock options typically have a contractual term of ten years from grant date.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2019:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2018	6,772,818	$15.56
Granted	3,429,453	21.36
Vested	(2,966,137)	15.24
Forfeited	(511,322)	18.05
Outstanding as of September 30, 2019	6,724,812	$18.47

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the nine months ended September 30, 2019:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2018	1,393,943
Granted	2,290,632	$25.31	0.8%	25.12
Forfeited	(146,314)	23.11	0.3%	23.05
Vested	(515,629)	13.87	0.0%	13.87
Performance Based Adjustment (1)	560,746	13.87	0.0%	13.87
Outstanding as of September 30, 2019	3,583,378

(1)	Represents adjustment based on the net sales performance criteria meeting 157.4% of target as of December 31, 2018 for the 2018 PSUs (as defined below).

On January 5, 2018, the Company awarded PSUs to key executive participants (“2018 PSUs”).  Vesting of the 2018 PSUs was contingent upon receiving shareholder approval of amendments to the 2014 EIP, which were approved on May 3, 2018.  The 2018 PSUs utilize two performance metrics, a short-term component tied to business performance and a long-term component tied to total compounded annual shareholder rate of return (“TSR”), as follows:

•

30% of the granted 2018 PSUs that may vest (such portion of the PSU award, the “2018 Relative TSR PSUs”) are determined by reference to the level of the Company’s relative TSR over the three-year period ending December 31, 2020, as measured against the TSR of each company included in the Nasdaq Biotechnology Index (NBI) during such three-year period.  Generally, in order to earn any portion of the 2018 Relative TSR PSUs, the participant must also remain in continuous service with the Company through the earlier of January 1, 2021 or the date immediately prior to a change in control.  If a change in control occurs prior to December 31, 2020, the level of the Company’s relative TSR will be measured through the date of the change in control.

•

70% of the granted 2018 PSUs that may vest (such portion of the PSU award, the “2018 Net Sales PSUs”), are determined by reference to the Company’s net sales for its segments during 2018 (being the orphan and rheumatology segment and inflammation segment), weighted with the orphan and rheumatology segment comprising the majority of the target sales (with respect to the total PSU award).  During the year ended December 31, 2018, the net sales performance criteria was met at 157.4% of target.  Accordingly, the first third of the 2018 Net Sales PSUs earned portion have vested and the remaining two thirds will vest in equal installments in January 2020 and January 2021, subject to the participant’s continued service with the Company through the applicable vesting dates.

On January 4, 2019, the Company awarded PSUs to key executive participants (“2019 PSUs”).  The 2019 PSUs utilize two performance metrics, a short-term component tied to business performance and a long-term component tied to relative compounded annual TSR, as follows:

•

30% of the granted 2019 PSUs that may vest (such portion of the PSU award, the “2019 Relative TSR PSUs”) are determined by reference to the level of the Company’s relative TSR over the three-year period ending December 31, 2021, as measured against the TSR of each company included in the Nasdaq Biotechnology Index (NBI) during such three-year period.  Generally, in order to earn any portion of the 2019 Relative TSR PSUs, the participant must also remain in continuous service with the Company through the earlier of January 1, 2022 or the date immediately prior to a change in control.  If a change in control occurs prior to December 31, 2021, the level of the Company’s relative TSR will be measured through the date of the change in control.

•

70% of the granted 2019 PSUs that may vest (such portion of the PSU award, the “2019 Net Sales PSUs”), are determined by reference to the Company’s net sales for its orphan and rheumatology segment.  If performance criteria are met, one-third of the 2019 PSUs will vest upon the certification of financial results by the Board in February 2020 and the remaining two-thirds will vest in equal installments on January 5, 2021 and January 5, 2022.

All PSUs outstanding at September 30, 2019, may vest in a range of between 0% and 200%, based on the performance metrics described above.  The Company accounts for the 2018 PSUs and 2019 PSUs as equity-settled awards in accordance with ASC 718.  Because the value of the 2018 Relative TSR PSUs and 2019 Relative TSR PSUs are dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the 2018 Relative TSR PSUs and 2019 Relative TSR PSUs.  As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2019 PSUs during the nine months ended September 30, 2019, include:

Valuation date stock price	$20.39
Expected volatility	38.9%
Risk free rate	2.6%

The value of the 2018 Net Sales PSUs and 2019 Net Sales PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full-period performance against targets, and the Company adjusts the expense quarterly.

On January 4, 2019, the Company awarded a company-wide grant of PSUs (the “Teprotumumab PSUs”).  Vesting of the Teprotumumab PSUs was contingent upon receiving shareholder approval of amendments to the 2014 EIP, which approval was received on May 2, 2019.  The Teprotumumab PSUs are generally eligible to vest contingent upon receiving approval of the teprotumumab BLA from the FDA no later than September 30, 2020 and the employee’s continued service with the Company.  At September 30, 2019, there were 1,497,439 Teprotumumab PSUs outstanding.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Share-based compensation expense
Cost of goods sold	$2,892	$2,767
Research and development	6,931	6,697
Selling, general and administrative	57,243	77,517
Total share-based compensation expense	$67,066	$86,981

During the nine months ended September 30, 2019 and 2018, the Company recognized $5.9 million and $1.5 million of tax benefit, respectively, related to share-based compensation resulting primarily from the current share prices in effect at the time of the exercise of stock options and vesting of restricted stock units.  As of September 30, 2019, the Company estimates that pre-tax unrecognized compensation expense of $121.8 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the third quarter of 2022.  The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

The above table does not include expense related to the Teprotumumab PSUs as the recognition of expense related to these awards will commence when approval of the teprotumumab BLA from the FDA is considered probable.

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

The Company accounted for the Cash Incentive Program as a deferred compensation plan under ASC 710 and is recognizing the payout expense using straight-line recognition through the end of the 36-month vesting period.  During the three and nine months ended September 30, 2019, the Company recorded an expense of $0.8 million and $3.1 million, respectively, to the condensed consolidated statement of comprehensive income (loss) related to the Cash Incentive Program.

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

The following table presents the (benefit) expense for income taxes for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
(Loss) income before (benefit) expense for income taxes	$(12,330)	$32,115	$(57,108)	$(135,726)
(Benefit) expense for income taxes	(30,564)	(1,266)	(37,359)	4,301
Net income (loss)	$18,234	$33,381	$(19,749)	$(140,027)

During the three and nine months ended September 30, 2019, the Company recorded a benefit for income taxes of $30.6 million and $37.4 million, respectively.  During the three and nine months ended September 30, 2018, the Company recorded a benefit for income taxes of $1.3 million and an expense for income taxes of $4.3 million, respectively. The benefit for income taxes recorded during the three and nine months ended September 30, 2019 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions and the net excess tax benefits recognized on share-based compensation.

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

When accounting for business combinations under ASC Topic 805, Business Combinations, we previously separately identified and recorded at fair value intangible assets acquired and their related third-party contingent royalties at the date of acquisition. Third-party contingent royalties are royalties payable to parties other than sellers of the businesses.  Effective January 1, 2019, we retrospectively changed our accounting for business combinations and we now record acquired intangible assets and their related third-party contingent royalties on a net basis, or the New Method.  We changed our accounting principle on the basis that the use of the New Method is preferable primarily due to improved comparability with our peers.  We adjusted the accompanying condensed consolidated balance sheet as at December 31, 2018, the condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2018 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2018, and the adjusted amounts are presented herein. There was no impact on total operating, investing or financing cash flows for any period. In addition, there was no impact from the change in accounting principle on our previously reported adjusted EBITDA, non-GAAP net income and non-GAAP diluted earnings per share for any prior period.

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

•

Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura Group plc, or Vectura.  Under these amendments, we agreed to transfer all economic benefits of LODOTRA® in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  We no longer recorded LODOTRA net sales beginning January 1, 2019.

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

•

On July 24, 2018, we sold the rights to interferon gamma-1b (known as IMUKIN outside the United States) in all territories outside of the United States, Canada and Japan to Clinigen Group plc, or Clinigen, for an upfront payment and an additional contingent consideration payment, that was subsequently received in September 2019, or the IMUKIN sale.

Strategy

We aspire to be a leading rare disease biopharma company that delivers innovative therapies to patients and generates high returns for our shareholders.  Our strategy is to build a robust and differentiated rare disease pipeline and to maximize the growth of our marketed rare disease medicines, in particular, KRYSTEXXA, our medicine for uncontrolled gout.  We are executing on our strategy by accelerating the growth of our rare disease medicine portfolio through differentiated commercial strategies, business development efforts, and the expansion of our pipeline.  We are strongly committed to helping ensure patients have access to medicines and support services and to investing in the further development of medicines for patients with rare or underserved diseases.

On May 2, 2019, our shareholders approved changing our name from “Horizon Pharma Public Limited Company” to “Horizon Therapeutics Public Limited Company”.  We believe the name “Horizon Therapeutics Public Limited Company” better reflects our long-term strategy to develop and commercialize innovative new medicines to address rare diseases with very few effective treatment options.

Orphan and Rheumatology

RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL and QUINSAIR are our marketed orphan medicines – all for rare diseases.  Our strategy for RAVICTI is to drive growth through increased awareness and diagnosis of urea cycle disorders; to drive conversion to RAVICTI from older-generation nitrogen scavengers, such as generic forms of sodium phenylbutyrate based on the medicine’s differentiated benefits; to increase awareness of label expansion of RAVICTI to position the medicine as first line of therapy, and increase compliance rates.  With respect to PROCYSBI, our strategy is to drive conversion of patients to PROCYSBI from older-generation immediate-release capsules of cysteamine bitartrate; increase the uptake of diagnosed but untreated patients; identify previously undiagnosed patients who are suitable for treatment; increase awareness of the expanded label to position PROCYSBI as a first line of therapy; and increase compliance rates.  Our strategy with respect to ACTIMMUNE includes increasing awareness and diagnosis of chronic granulomatous disease and increasing compliance rates.

With our May 2017 acquisition of River Vision Development Corp., or River Vision, we added the late-stage rare disease biologic medicine candidate teprotumumab to our pipeline.  Teprotumumab targets the treatment of active thyroid eye disease, or TED, a debilitating autoimmune condition for which there is no approved treatment.  Our strategy for teprotumumab is to support its continued clinical development, to pursue regulatory approval, to drive awareness in the medical and patient community about TED and to establish a potential pathway for treatment.

On February 28, 2019, we reported statistically significant topline results from our Phase 3 confirmatory trial evaluating teprotumumab for the treatment of active TED.  The study met its primary endpoint of the percentage of study participants with a 2 mm or more reduction in proptosis, or bulging of the eye, which is the main cause of morbidity in TED, at 24 weeks of treatment.  The percent of patients treated with teprotumumab who had a meaningful improvement in proptosis was 82.9 percent compared to 9.5 percent of placebo patients.  The primary endpoint data were presented on April 26, 2019, at the Annual Scientific and Clinical Congress of the American Association of Clinical Endocrinologists (AACE).  In addition, all secondary endpoints were met, and additional data on three secondary endpoints from the Phase 3 trial were presented on October 11, 2019, at the American Society of Ophthalmic Plastic and Reconstructive Surgery (ASOPRS) Fall Scientific Symposium. The safety profile of teprotumumab in the Phase 3 study was consistent with the Phase 2 study, which also met its primary endpoint and secondary endpoints, with the results published in The New England Journal of Medicine.

In July 2019, we submitted a biologics license application, or BLA, to the U.S. Food and Drug Administration, or FDA, seeking approval for teprotumumab for the treatment of active TED.  On September 9, 2019, we announced that the BLA was accepted by the FDA and granted Priority Review designation, with the potential for approval in the first quarter of 2020. The Priority Review designation, which the FDA grants to applications for medicines that have the potential to provide significant improvements in the treatment of serious conditions, is associated with an accelerated six-month review period compared to the standard ten-month review period.  If approved, teprotumumab would be the first FDA-approved medicine for the treatment of active TED.  The FDA also indicated that it is planning to hold an Advisory Committee meeting to discuss the application.  This is in line with the Agency’s guidelines for new molecular entities.  In connection with submission of the BLA, we incurred a milestone payment of CHF3.0 million ($3.0 million when converted using a CHF-to-Dollar exchange rate at September 30, 2019 of 1.0023) payable to F. Hoffmann-La Roche Ltd, or Roche, which was recorded and paid during the third quarter of 2019.  Furthermore, we are currently investing in initiatives to prepare for the potential U.S. commercial launch of teprotumumab.

Should we obtain FDA approval, we anticipate incurring significant additional costs related to the launch of the medicine and will also incur additional milestone payments, including $100.0 million payable to River Vision and CHF5.0 million ($5.0 million when converted using a CHF-to-Dollar exchange rate at September 30, 2019 of 1.0023) payable to Roche.

If we do not obtain FDA approval, we expect to incur additional expenses, including the write-off of advance payments for inventory of $17.5 million, work-in-progress inventory of $3.6 million, raw material inventory of $5.0 million related to the manufacturing of teprotumumab drug substance, other non-current assets of $4.3 million as of September 30, 2019, and payments related to purchase commitments of approximately $76.0 million.  For further detail regarding purchase commitments, see Note 15, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

The rare disease medicine KRYSTEXXA is our primary marketed rheumatology medicine, the only approved medicine indicated for the treatment of uncontrolled gout, or gout that is refractory (unresponsive) to conventional therapies.  We are focused on optimizing and maximizing the peak sales potential of KRYSTEXXA by expanding our commercialization efforts as well as investing in education, patient and physician outreach that demonstrates the benefits KRYSTEXXA offers in treating uncontrolled gout.  In addition, we are investing in clinical development programs to increase the number of patients who can benefit from KRYSTEXXA by evaluating ways to improve its response rate.  For example, our registrational MIRROR randomized controlled trial, or RCT, is evaluating the co-administration of KRYSTEXXA with methotrexate, the immunomodulator most often used by rheumatologists, to increase the durability of response for uncontrolled patients.  The MIRROR RCT follows the MIRROR open-label evaluation that was initiated in the third quarter of 2018 and has fully enrolled.  We are also investing to expand the use of KRYSTEXXA among nephrologists by providing additional data about the effectiveness of KRYSTEXXA in treating uncontrolled gout and its kidney-friendly mechanism of action.  In October 2019, we initiated our PROTECT open-label trial to evaluate the use of KRYSTEXXA in adult uncontrolled gout patients who have undergone a kidney transplant, a population that was not originally studied in the KRYSTEXXA pivotal trials.  We believe that KRYSTEXXA represents a significant opportunity as a growth driver within our orphan and rheumatology segment.

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

We market all of our medicines in the United States through our field sales force, which numbered approximately 440 representatives as of September 30, 2019.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2019 and 2018

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

	For the Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Net sales	$335,466	$325,311	$10,155
Cost of goods sold	89,949	91,077	(1,128)
Gross profit	245,517	234,234	11,283
Operating expenses:
Research and development	24,572	21,169	3,403
Selling, general and administrative	172,326	161,585	10,741
Gain on sale of assets	—	(12,303)	12,303
Impairment of long-lived assets	—	1,603	(1,603)
Total operating expenses	196,898	172,054	24,844
Operating income	48,619	62,180	(13,561)
Other expense, net:
Interest expense, net	(20,428)	(30,437)	10,009
Loss on debt extinguishment	(41,371)	—	(41,371)
Foreign exchange (loss) gain	(40)	35	(75)
Other income, net	890	337	553
Total other expense, net	(60,949)	(30,065)	(30,884)
(Loss) income before (benefit) expense for income taxes	(12,330)	32,115	(44,445)
(Benefit) expense for income taxes	(30,564)	(1,266)	(29,298)
Net income	$18,234	$33,381	$(15,147)

Net sales.  Net sales increased $10.2 million, or 3.1%, to $335.5 million during the three months ended September 30, 2019, from $325.3 million during the three months ended September 30, 2018.  The increase in net sales during the three months ended September 30, 2019 was due to an increase in net sales in our orphan and rheumatology segment of $30.5 million, partially offset by a decrease in net sales in our inflammation segment of $20.3 million.

The following table reflects net sales by medicine for the three months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended September 30,		Change	Change
	2019	2018	$	%
KRYSTEXXA	$99,576	$70,246	$29,330	42%
RAVICTI	59,954	60,444	(490)	(1)%
PROCYSBI	40,397	41,374	(977)	(2)%
ACTIMMUNE	27,861	25,831	2,030	8%
RAYOS	19,359	17,171	2,188	13%
BUPHENYL	3,036	4,351	(1,315)	(30)%
QUINSAIR	211	127	84	66%
LODOTRA	—	355	(355)	(100)%
Orphan and Rheumatology segment net sales	$250,394	$219,899	$30,495	14%

PENNSAID 2%	42,091	51,487	(9,396)	(18)%
DUEXIS	29,889	34,196	(4,307)	(13)%
VIMOVO	13,092	18,638	(5,546)	(30)%
MIGERGOT	—	1,091	(1,091)	(100)%
Inflammation segment net sales	$85,072	$105,412	$(20,340)	(19)%

Total net sales	$335,466	$325,311	$10,155	3%

Orphan and Rheumatology

KRYSTEXXA.  Net sales increased $29.3 million, or 42%, to $99.6 million during the three months ended September 30, 2019, from $70.3 million during the three months ended September 30, 2018.  Net sales increased by approximately $22.6 million due to volume growth and by approximately $6.7 million due to higher net pricing.

RAVICTI.  Net sales decreased $0.5 million, or 1%, to $60.0 million during the three months ended September 30, 2019, from $60.5 million during the three months ended September 30, 2018.  Net sales in the United States decreased by approximately $1.2 million, which was composed of a decrease of approximately $1.5 million due to lower sales volume, partially offset by an increase of approximately $0.3 million resulting from higher net pricing.  Net sales outside the United States increased by approximately $0.7 million primarily due to higher sales volume in Canada.

PROCYSBI.  Net sales decreased $1.0 million, or 2%, to $40.4 million during the three months ended September 30, 2019, from $41.4 million during the three months ended September 30, 2018.  Net sales decreased by approximately $3.9 million resulting from lower net pricing, partially offset by an increase of approximately $2.9 million due to higher sales volume.

ACTIMMUNE.  Net sales increased $2.1 million, or 8%, to $27.9 million during the three months ended September 30, 2019, from $25.8 million during the three months ended September 30, 2018.  Net sales increased by approximately $1.9 million resulting from higher net pricing and by approximately $0.2 million due to volume growth.

RAYOS.  Net sales increased $2.2 million, or 13%, to $19.4 million during the three months ended September 30, 2019, from $17.2 million during the three months ended September 30, 2018.  Net sales increased by approximately $5.7 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $3.5 million due to lower sales volume.

BUPHENYL.  Net sales decreased $1.3 million, or 30%, to $3.0 million during the three months ended September 30, 2019, from $4.3 million during the three months ended September 30, 2018.  Net sales decreased primarily as a result of the Immedica transaction in December 2018.

LODOTRA.  Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura.  Under these amendments, we agreed to transfer all economic benefits of LODOTRA in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  Effective January 1, 2019, we no longer record LODOTRA net sales.

Inflammation

PENNSAID 2%.  Net sales decreased $9.4 million, or 18%, to $42.1 million during the three months ended September 30, 2019, from $51.5 million during the three months ended September 30, 2018.  Net sales decreased by approximately $10.2 million due to lower sales volume, partially offset by an increase of approximately $0.8 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

DUEXIS.  Net sales decreased $4.3 million, or 13%, to $29.9 million during the three months ended September 30, 2019, from $34.2 million during the three months ended September 30, 2018.  Net sales decreased by approximately $4.7 million due to lower sales volume, partially offset by an increase of approximately $0.4 million due to higher net pricing.

VIMOVO.  Net sales decreased $5.5 million, or 30%, to $13.1 million during the three months ended September 30, 2019, from $18.6 million during the three months ended September 30, 2018.  Net sales decreased by approximately $5.0 million due to lower sales volume and by approximately $0.5 million resulting from lower net pricing.

MIGERGOT.  On June 28, 2019, we sold our rights to MIGERGOT.

The table below reconciles our gross to net sales for the three months ended September 30, 2019 and 2018 (in millions, except percentages):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$953.4	100.0%	$1,029.2	100.0%
Adjustments to gross sales:
Prompt pay discounts	(17.4)	(1.8)%	(17.5)	(1.7)%
Medicine returns	(9.1)	(1.0)%	(6.8)	(0.7)%
Co-pay and other patient assistance costs	(346.2)	(36.3)%	(443.6)	(43.1)%
Commercial rebates and wholesaler fees	(112.6)	(11.8)%	(132.5)	(12.9)%
Government rebates and chargebacks	(132.6)	(13.9)%	(103.5)	(10.0)%
Total adjustments	(617.9)	(64.8)%	(703.9)	(68.4)%
Net sales	$335.5	35.2%	$325.3	31.6%

During the three months ended September 30, 2019, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 36.3% from 43.1% during the three months ended September 30, 2018, primarily due to lower utilization of our patient assistance programs.

During the three months ended September 30, 2019, government rebates and chargebacks, as a percentage of gross sales, increased to 13.9% from 10.0% during the three months ended September 30, 2018, primarily as a result of an increased proportion of orphan and rheumatology medicines sold.

Additionally, on January 1, 2019, the 340B ceiling price rule became effective.  With respect to KRYSTEXXA, the “additional rebate” scheme of the 340B pricing program has resulted in a 340B ceiling price of one penny.  A material portion of KRYSTEXXA infusions (approximately twenty percent) are performed at institutions that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales of KRYSTEXXA.

Cost of Goods Sold.  Cost of goods sold decreased $1.1 million to $90.0 million during the three months ended September 30, 2019, from $91.1 million during the three months ended September 30, 2018.  As a percentage of net sales, cost of goods sold was 27% during the three months ended September 30, 2019, compared to 28% during the three months ended September 30, 2018.  The decrease in cost of goods sold during the three months ended September 30, 2019 compared to three months ended September 30, 2018, was primarily attributable to lower gross sales.

Research and Development Expenses.  Research and development expenses increased $3.4 million to $24.6 million during the three months ended September 30, 2019, from $21.2 million during the three months ended September 30, 2018.  The increase was primarily attributable to a milestone payment of $3.0 million to Roche related to the teprotumumab BLA submission to the FDA during the third quarter of 2019.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $10.7 million to $172.3 million during the three months ended September 30, 2019, from $161.6 million during the three months ended September 30, 2018.  The increase was primarily attributable to an increase of $5.9 million in employee costs and an increase of $2.9 million related to marketing program costs.

Gain on Sale of Assets.  During the three months ended September 30, 2018, we completed the IMUKIN sale for cash proceeds of $9.5 million, with a potential additional contingent consideration payment and we recorded a gain of $12.3 million on the sale.  The contingent consideration payment of €3.0 million ($3.3 million when converted using a Euro-to-Dollar exchange rate at the date of receipt of 1.0991) was received in September 2019.

Interest Expense, Net.  Interest expense, net, decreased $10.0 million to $20.4 million during the three months ended September 30, 2019, from $30.4 million during the three months ended September 30, 2018.  The decrease was due to a decrease in debt interest expense of $8.9 million, primarily related to the decrease in the principal amount of our term loans, the partial repayment of our 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in May 2019 and an increase in interest income of $0.9 million.

Loss on Debt Extinguishment.  During the three months ended September 30, 2019, we recorded a loss on debt extinguishment of $41.4 million in the condensed consolidated statements of comprehensive income (loss), which reflected the early redemption premiums and the write-off of the deferred financing fees and debt discount fees related to the prepayment of $525.0 million of our 2023 Senior Notes, and our 8.750% Senior Notes due 2024, or the 2024 Senior Notes, and the write-off of the deferred financing fees and debt discount fees related to the $100.0 million term loan repayment.

(Benefit) Expense for Income Taxes.  During the three months ended September 30, 2019, we recorded a benefit for income taxes of $30.6 million compared to a benefit for income taxes of $1.3 million during the three months ended September 30, 2018.  The benefit for income taxes recorded during the three months ended September 30, 2019, resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions and the net excess tax benefits recognized on share-based compensation.

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total loss before (benefit) expense for income taxes for the three months ended September 30, 2019 and 2018.

Orphan and Rheumatology

The following table reflects our orphan and rheumatology net sales and segment operating income for the three months ended September 30, 2019 and 2018 (in thousands, except percentages).

	For the Three Months Ended September 30,
	2019	2018	Change	% Change
Net sales	$250,394	$219,899	$30,495	14%
Segment operating income	89,823	91,537	(1,714)	(2%)

The increase in orphan and rheumatology net sales during the three months ended September 30, 2019 is described in the Consolidated Results section above.

Segment operating income. Orphan and rheumatology segment operating income decreased $1.7 million to $89.8 million during the three months ended September 30, 2019, from $91.5 million during the three months ended September 30, 2018.  The decrease was primarily attributable to an increase in selling, general and administrative expenses of $28.1 million primarily due to an increase in sales and marketing costs related to KRYSTEXXA and costs to prepare for the potential U.S. launch of teprotumumab, partially offset by an increase in net sales of $30.5 million as described above.

Inflammation

The following table reflects our inflammation net sales and segment operating income for the three months ended September 30, 2019 and 2018 (in thousands, except percentages).

	For the Three Months Ended September 30,
	2019	2018	Change	% Change
Net sales	$85,072	$105,412	$(20,340)	(19%)
Segment operating income	39,638	57,984	(18,346)	(32%)

The increase in inflammation net sales during the three months ended September 30, 2019 is described in the Consolidated Results section above.

Segment operating income. Inflammation segment operating income decreased $18.4 million to $39.6 million during the three months ended September 30, 2019, from $58.0 million during the three months ended September 30, 2018.  The decrease was primarily attributable to a decrease in net sales of $20.3 million as described above.

Comparison of Nine Months Ended September 30, 2019 and 2018

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

	For the Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Net sales	$936,484	$852,027	$84,457
Cost of goods sold	267,254	292,702	(25,448)
Gross profit	669,230	559,325	109,905
Operating expenses:
Research and development	74,611	63,079	11,532
Selling, general and administrative	511,720	517,858	(6,138)
Loss (gain) on sale of assets	10,963	(12,303)	23,266
Impairment of long-lived assets	—	35,249	(35,249)
Total operating expenses	597,294	603,883	(6,589)
Operating income (loss)	71,936	(44,558)	116,494
Other expense, net:
Interest expense, net	(69,991)	(91,921)	21,930
Loss on debt extinguishment	(58,835)	—	(58,835)
Foreign exchange loss	(25)	(81)	56
Other (expense) income, net	(193)	834	(1,027)
Total other expense, net	(129,044)	(91,168)	(37,876)
Loss before (benefit) expense for income taxes	(57,108)	(135,726)	78,618
(Benefit) expense for income taxes	(37,359)	4,301	(41,660)
Net loss	$(19,749)	$(140,027)	$120,278

Net sales.  Net sales increased $84.5 million, or 10%, to $936.5 million during the nine months ended September 30, 2019, from $852.0 million during the nine months ended September 30, 2018.  The increase in net sales during the nine months ended September 30, 2019 was due to an increase in net sales in our orphan and rheumatology segment of $65.9 million and an increase in net sales in our inflammation segment of $18.6 million

The following table reflects net sales by medicine for the nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Nine Months Ended September 30,		Change	Change
	2019	2018	$	%
KRYSTEXXA	$231,634	$175,572	$56,062	32%
RAVICTI	160,299	166,495	(6,196)	(4%)
PROCYSBI	121,142	114,740	6,402	6%
ACTIMMUNE	78,883	78,071	812	1%
RAYOS	59,067	41,313	17,754	43%
BUPHENYL	8,173	15,337	(7,164)	(47%)
QUINSAIR	550	346	204	59%
LODOTRA	—	2,005	(2,005)	(100%)
Orphan and Rheumatology segment net sales	$659,748	$593,879	$65,869	11%

PENNSAID 2%	143,751	125,900	17,851	14%
DUEXIS	89,412	80,601	8,811	11%
VIMOVO	41,751	48,873	(7,122)	(15%)
MIGERGOT	1,822	2,774	(952)	(34%)
Inflammation segment net sales	$276,736	$258,148	$18,588	7%

Total net sales	$936,484	$852,027	$84,457	10%

Orphan and Rheumatology

KRYSTEXXA.  Net sales increased $56.0 million, or 32%, to $231.6 million during the nine months ended September 30, 2019, from $175.6 million during the nine months ended September 30, 2018.  Net sales increased by approximately $53.5 million due to volume growth and approximately $2.5 due to higher net pricing.

RAVICTI.  Net sales decreased $6.2 million, or 4%, to $160.3 million during the nine months ended September 30, 2019, from $166.5 million during the nine months ended September 30, 2018.  Net sales in the United States decreased by approximately $4.6 million, which was composed of a decrease of approximately $15.6 million due to lower net pricing, partially offset by an increase of approximately $11.0 million resulting from higher sales volume.  Net sales outside the United States decreased by approximately $1.6 million primarily as a result of the Immedica transaction in December 2018.

PROCYSBI.  Net sales increased $6.4 million, or 6%, to $121.1 million during the nine months ended September 30, 2019, from $114.7 million during the nine months ended September 30, 2018.  Net sales in the United States increased by approximately $7.1 million, which was composed of an increase of approximately $8.9 million resulting from volume growth, partially offset by a decrease of $1.8 million due to lower net pricing.  Net sales outside the United States decreased by approximately $0.7 million primarily due to a decrease of $2.7 million due to lower net pricing, partially offset by an increase of $2.0 million due to volume growth.

ACTIMMUNE.  Net sales increased $0.8 million, or 1%, to $78.9 million during the nine months ended September 30, 2019, from $78.1 million during the nine months ended September 30, 2018.  Net sales increased by approximately $1.9 million due to higher net pricing, partially offset by a decrease of $1.1 million resulting from lower sales volume.

RAYOS.  Net sales increased $17.8 million, or 43%, to $59.1 million during the nine months ended September 30, 2019, from $41.3 million during the nine months ended September 30, 2018.  Net sales increased by approximately $26.5 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $8.7 million due to lower sales volume.

BUPHENYL.  Net sales decreased $7.1 million, or 47%, to $8.2 million during the nine months ended September 30, 2019, from $15.3 million during the nine months ended September 30, 2018.  Net sales decreased primarily as a result of the Immedica transaction in December 2018.

LODOTRA.  Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura.  Under these amendments, we agreed to transfer all economic benefits of LODOTRA in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  Effective January 1, 2019, we no longer record LODOTRA net sales.

Inflammation

PENNSAID 2%.  Net sales increased $17.9 million, or 14%, to $143.8 million during the nine months ended September 30, 2019, from $125.9 million during the nine months ended September 30, 2018.  Net sales increased by approximately $40.9 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $23.0 million resulting from lower sales volume.

DUEXIS.  Net sales increased $8.8 million, or 11%, to $89.4 million during the nine months ended September 30, 2019, from $80.6 million during the nine months ended September 30, 2018.  Net sales increased by approximately $18.5 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $9.7 million resulting from lower sales volume.

VIMOVO.  Net sales decreased $7.1 million, or 15%, to $41.8 million during the nine months ended September 30, 2019, from $48.9 million during the nine months ended September 30, 2018.  Net sales decreased by approximately $11.5 million due to lower sales volume, partially offset by an increase of approximately $4.4 million resulting from higher net pricing.

MIGERGOT.  Net sales decreased $1.0 million, or 34%, to $1.8 million during the nine months ended September 30, 2019, from $2.8 million during the nine months ended September 30, 2018.  On June 28, 2019, we sold our rights to MIGERGOT.

The table below reconciles our gross to net sales for the nine months ended September 30, 2019 and 2018 (in millions, except percentages):

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$2,889.9	100.0%	$3,111.4	100.0%
Adjustments to gross sales:
Prompt pay discounts	(53.0)	(1.8)%	(55.3)	(1.8)%
Medicine returns	(19.9)	(0.7)%	(22.1)	(0.7)%
Co-pay and other patient assistance costs	(1,171.2)	(40.5)%	(1,470.4)	(47.3)%
Commercial rebates and wholesaler fees	(342.6)	(11.9)%	(433.1)	(13.9)%
Government rebates and chargebacks	(366.7)	(12.7)%	(278.5)	(8.9)%
Total adjustments	(1,953.4)	(67.6)%	(2,259.4)	(72.6)%
Net sales	$936.5	32.4%	$852.0	27.4%

During the nine months ended September 30, 2019, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 40.5% from 47.3% during the nine months ended September 30, 2018, primarily due to lower utilization of our patient assistance programs.

During the nine months ended September 30, 2019, government rebates and chargebacks, as a percentage of gross sales, increased to 12.7% from 8.9% during the nine months ended September 30, 2018, primarily as a result of an increased proportion of orphan and rheumatology medicines sold.

Additionally, on January 1, 2019, the 340B ceiling price rule became effective.  With respect to KRYSTEXXA, the “additional rebate” scheme of the 340B pricing program has resulted in a 340B ceiling price of one penny.  A material portion of KRYSTEXXA infusions (approximately twenty percent) are performed at institutions that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales of KRYSTEXXA.

Cost of Goods Sold.  Cost of goods sold decreased $25.4 million to $267.3 million during the nine months ended September 30, 2019, from $292.7 million during the nine months ended September 30, 2018.  As a percentage of net sales, cost of goods sold was 29% during the nine months ended September 30, 2019, compared to 34% during the nine months ended September 30, 2018.  The decrease in cost of goods sold was primarily attributable to a $17.0 million decrease in inventory step-up expense.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on our gross profit, gross margin percentage and net income (loss) for all affected periods, we disclose balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements.  The decrease in inventory step-up expense of $17.0 million recorded to cost of goods sold during the nine months ended September 30, 2019, compared to the prior year period was due to KRYSTEXXA inventory step-up being fully expensed by March 31, 2018, resulting in no significant inventory step-up expense being recorded during the nine months ended September 30, 2019, compared to KRYSTEXXA inventory step-up expense of $17.0 million recorded during the nine months ended September 30, 2018.

Research and Development Expenses.  Research and development expenses increased $11.5 million to $74.6 million during the nine months ended September 30, 2019, from $63.1 million during the nine months ended September 30, 2018.  The increase was primarily attributable to total upfront and progress payments of $6.0 million incurred under our collaboration agreement with HemoShear Therapeutics, LLC, or HemoShear. In addition, a milestone payment of $3.0 million was paid to Roche relating to the teprotumumab BLA submission to the FDA during the third quarter of 2019.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $6.1 million to $511.7 million during the nine months ended September 30, 2019, from $517.8 million during the nine months ended September 30, 2018.  The decrease was primarily attributable to a decrease in legal fees and litigation settlements of $12.2 million and employee costs of $8.7 million, partially offset by an increase of $6.1 million related to marketing program costs.

(Loss) Gain on Sale of Assets.  During the nine months ended September 30, 2019, we sold our rights to MIGERGOT for cash proceeds of $6.0 million, and we recorded a loss of $11.0 million on the sale.

During the nine months ended September 30, 2018, we completed the IMUKIN sale for cash proceeds of $9.5 million, with a potential additional contingent consideration payment and we recorded a gain of $12.3 million on the sale.  The contingent consideration payment of €3.0 million ($3.3 million when converted using a Euro-to-Dollar exchange rate at the date of receipt of 1.0991) was received in September 2019.

Impairment of Long-Lived Assets. During the nine months ended September 30, 2018, we recorded an impairment of $35.2 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a Patented Medicine Prices Review Board review.

Interest Expense, Net.  Interest expense, net, decreased $21.9 million to $70.0 million during the nine months ended September 30, 2019, from $91.9 million during the nine months ended September 30, 2018.  The decrease was primarily due to a decrease in debt interest expense of $15.3 million, primarily related to the decrease in the principal amount of our term loans, partial repayment of our 2023 Senior Notes in May 2019 and an increase in interest income of $6.9 million.

Loss on Debt Extinguishment.  During the nine months ended September 30, 2019, we recorded a loss on debt extinguishment of $58.8 million in the condensed consolidated statements of comprehensive income (loss), which reflected the early redemption premiums and the write-off of the deferred financing fees and debt discount fees related to the prepayment of $775.0 million of our 2023 Senior Notes and 2024 Senior Notes and the write-off of the deferred financing fees and debt discount fees related to the $400.0 million of term loan repayments.

(Benefit) Expense for Income Taxes.  During the nine months ended September 30, 2019, we recorded a benefit for income taxes of $37.4 million compared to an expense for income taxes of $4.3 million during the nine months ended September 30, 2018.  The benefit for income taxes recorded during the nine months ended September 30, 2019, resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions and the net excess tax benefits recognized on share-based compensation.

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total loss before (benefit) expense for income taxes for the nine months ended September 30, 2019 and 2018.

Orphan and Rheumatology

The following table reflects our orphan and rheumatology net sales and segment operating income for the nine months ended September 30, 2019 and 2018 (in thousands, except percentages).

	For the Nine Months Ended September 30,
	2019	2018	Change	% Change
Net sales	$659,748	$593,879	$65,869	11%
Segment operating income	211,003	205,249	5,754	3%

The increase in orphan and rheumatology net sales during the nine months ended September 30, 2019 is described in the Consolidated Results section above.

Segment operating income.  Orphan and rheumatology segment operating income increased $5.8 million to $211.0 million during the nine months ended September 30, 2019, from $205.2 million during the nine months ended September 30, 2018.  The increase was primarily attributable to an increase in net sales of $65.9 million as described above, partially offset by an increase in selling, general and administrative expenses of $52.8 million primarily due to an increase in sales and marketing costs related to KRYSTEXXA and costs to prepare for the potential U.S. launch of teprotumumab.

Inflammation

The following table reflects our inflammation net sales and segment operating income for the nine months ended September 30, 2019 and 2018 (in thousands, except percentages).

	For the Nine Months Ended September 30,
	2019	2018	Change	% Change
Net sales	$276,736	$258,148	$18,588	7%
Segment operating income	130,777	94,294	36,483	39%

The decrease in inflammation net sales during the nine months ended September 30, 2019 is described in the Consolidated Results section above.

Segment operating income.  Inflammation segment operating income increased $36.4 million to $130.7 million during the nine months ended September 30, 2019, from $94.3 million during the nine months ended September 30, 2018.  The increase was primarily attributable to an increase in net sales of $18.6 million as described above and a decrease in sales and marketing costs of $15.5 million mainly related to lower sample and patient assistant program administration expenses.

NON-GAAP FINANCIAL MEASURES

EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures.  These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability.  Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, upfront, progress and milestone payments related to license and collaboration agreements, drug substance harmonization costs, fees related to refinancing activities, restructuring and realignment costs, litigation settlements and charges related to discontinuation of the Friedreich’s ataxia program, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, non-cash interest expense, long-lived assets impairment charges, loss on debt extinguishments, (gain) loss on sale of assets and other non-cash adjustments.  Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred.  We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures.  We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance.  The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods.  In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance.  For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements.  These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net income (loss) to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP net income (loss)	$18,234	$33,381	$(19,749)	$(140,027)
Depreciation (1)	1,658	1,523	4,574	4,627
Amortization and step-up:
Intangible amortization expense (2)	57,662	61,144	172,762	182,508
Inventory step-up expense (3)	—	83	90	17,212
Interest expense, net (including amortization of debt discount and deferred financing costs)	20,428	30,437	69,991	91,921
(Benefit) expense for income taxes	(30,564)	(1,266)	(37,359)	4,301
EBITDA	67,418	125,302	190,309	160,542
Other non-GAAP adjustments:
Loss on debt extinguishment (4)	41,371	—	58,835	—
Share-based compensation (5)	18,151	28,428	67,066	86,981
Upfront, progress and milestones payments related to license and collaboration agreements (6)	3,073	(100)	9,073	(10)
Fees related to refinancing activities (7)	262	40	1,437	82
Drug substance harmonization costs (8)	80	301	394	1,579
Acquisition/divestiture-related costs (9)	67	302	2,613	6,179
(Gain) loss on sale of assets (10)	—	(12,303)	10,963	(12,303)
Litigation settlements (11)	—	1,500	1,000	5,750
Charges related to discontinuation of Friedreich’s ataxia program (12)	—	254	1,221	1,476
Restructuring and realignment costs (13)	—	4,582	33	14,815
Impairment of long-lived assets (14)	—	1,603	—	35,249
Total of other non-GAAP adjustments	63,004	24,607	152,635	139,798
Adjusted EBITDA	$130,422	$149,909	$342,944	$300,340

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP net income (loss)	$18,234	$33,381	$(19,749)	$(140,027)
Non-GAAP adjustments:
Amortization and step-up:
Intangible amortization expense (2)	57,662	61,144	172,762	182,508
Inventory step-up expense (3)	—	83	90	17,212
Amortization of debt discount and deferred financing costs (15)	5,447	5,694	17,069	16,880
Loss on debt extinguishment (4)	41,371	—	58,835	—
Share-based compensation (5)	18,151	28,428	67,066	86,981
Upfront, progress and milestone payments related to license and collaboration agreements (6)	3,073	(100)	9,073	(10)
Depreciation (1)	1,658	1,523	4,574	4,627
Fees related to refinancing activities (7)	262	40	1,437	82
Drug substance harmonization costs (8)	80	301	394	1,579
Acquisition/divestiture-related costs (9)	67	302	2,613	6,179
(Gain) loss on sale of assets (10)	—	(12,303)	10,963	(12,303)
Litigation settlements (11)	—	1,500	1,000	5,750
Charges relating to discontinuation of Friedreich's ataxia program (12)	—	254	1,221	1,476
Restructuring and realignment costs (13)	—	4,582	33	14,815
Impairment of long-lived assets (14)	—	1,603	—	35,249
Total of pre-tax non-GAAP adjustments	127,771	93,051	347,130	361,025
Income tax effect of pre-tax non-GAAP adjustments (16)	(21,919)	(13,865)	(52,291)	12,774
Other non-GAAP income tax adjustments (17)	—	—	(1,452)	(35,893)
Total non-GAAP adjustments	105,852	79,186	293,387	337,906
Non-GAAP Net Income	$124,086	$112,567	$273,638	$197,879
Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	186,470,141	167,047,104	181,949,838	166,018,603

Non-GAAP Earnings Per Share – Basic
GAAP income (loss) per share – Basic	$0.10	$0.20	$(0.11)	$(0.84)
Non-GAAP adjustments	0.57	0.47	1.61	2.03
Non-GAAP earnings per share – Basic	$0.67	$0.67	$1.50	$1.19

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	186,470,141	167,047,104	181,949,838	166,018,603
Ordinary share equivalents	7,701,826	5,438,653	7,747,931	4,621,407
Weighted average ordinary shares – Diluted	194,171,967	172,485,757	189,697,769	170,640,010

Non-GAAP Earnings Per Share – Diluted
GAAP income (loss) per share – Diluted	$0.09	$0.19	$(0.11)	$(0.84)
Non-GAAP adjustments	0.55	0.46	1.61	2.03
Diluted earnings per share effect of ordinary share equivalents	—	—	(0.06)	(0.03)
Non-GAAP earnings per share – Diluted	$0.64	$0.65	$1.44	$1.16

(1)	Represents depreciation expense related to our property, equipment, software and leasehold improvements.

(2)

Intangible amortization expenses are associated with our intellectual property rights, developed technology and customer relationships related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, LODOTRA, MIGERGOT, PENNSAID 2%, PROCYSBI, RAVICTI, VIMOVO and RAYOS.

(3)	During the nine months ended September 30, 2018, we recognized in cost of goods sold $17.2 million for inventory step-up expense primarily related to KRYSTEXXA inventory sold.

(4)

During the nine months ended September 30, 2019, we recorded a loss on debt extinguishment of $58.8 million in the condensed consolidated statements of comprehensive income (loss), which reflected the early redemption premiums and the write-off of the deferred financing fees and debt discount fees related to the prepayment of $775.0 million of our 2023 Senior Notes and 2024 Senior Notes and the write-off of the deferred financing fees and debt discount fees related to the $400.0 million of term loan repayments.

(5)

Represents share-based compensation expense associated with our stock option, restricted stock unit and performance stock unit grants to our employees and non-employee directors and our employee share purchase plan.

(6)

During the nine months ended September 30, 2019, we recorded an upfront, progress and milestone payments related to license and collaboration agreements of $9.1 million which was composed of a $3.0 million milestone payment to Roche relating to the teprotumumab BLA submission to the FDA during the third quarter of 2019, an upfront cash payment of $2.0 million and a progress payment of $4.0 million in relation to the collaboration agreement with HemoShear.

(7)	Represents arrangement and other fees relating to our refinancing activities.

(8)

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

(9)	Represents expenses, including legal and consulting fees, incurred in connection with our acquisitions and divestitures.

(10)	During the nine months ended September 30, 2019, we recorded a loss of $11.0 million on the sale of our rights to MIGERGOT.

During the nine months ended September 30, 2018, we completed the IMUKIN sale for cash proceeds of $9.5 million, with a potential additional contingent consideration payment and we recorded a gain of $12.3 million on the sale.  The contingent consideration payment of €3.0 million ($3.3 million when converted using a Euro-to-Dollar exchange rate at the date of receipt of 1.0991) was received in September 2019.

(11)	We recorded $1.0 million and $5.8 million of expense during the nine months ended September 30, 2019 and 2018, respectively, for litigation settlements.

(12)	Represents expenses incurred relating to discontinuation of FA program and a reduction to previous charges recorded.

(13)	Represents expenses, including severance costs and consulting fees, related to restructuring and realignment activities.

(14)	Impairment of long-lived assets during the nine months ended September 30, 2018, relates to the write-off of the book value of developed technology related to PROCYSBI in Canada and Latin America.

(15)	Represents amortization of debt discount and deferred financing costs associated with our debt.

(16)

Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment.

(17)

Following Notice 2018-28, issued by the U.S. Treasury Department and the U.S. Internal Revenue Service on April 2, 2018 and in accordance with the measurement period provisions under Staff Accounting Bulletin No. 118, or SAB 118, during the nine months ended September 30, 2018 we reinstated the deferred tax asset previously written off during the year ended December 31, 2017, related to our U.S. interest expense carry forwards under Section 163(j) of the Internal Revenue Code of 1986, as amended, based on the revised U.S. federal tax rate of 21 percent.  The impact of the deferred tax asset reinstatement in accordance with SAB 118 was a $35.9 million increase to our benefit for income taxes and a corresponding decrease to the U.S. group net deferred tax liability position.

During the nine months ended September 30, 2019, we released a reserve that was originally established and treated as a non-GAAP adjustment related to an uncertain tax position in connection with an acquisition resulting in a non-GAAP tax adjustment of $1.5 million.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses since our inception in June 2005 and, as of September 30, 2019, we had an accumulated deficit of $1,198.5 million.  We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines but we believe these cost increases will be more than offset by higher net sales and gross profits.  Additionally, we expect that our research and development costs will increase as we acquire or license more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years.  As of September 30, 2019, we had $884.0 million in cash and cash equivalents and total debt with a book value of $1,347.4 million and face value of $1,418.0 million.  We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next twelve months from the issuance of the financial statements in this Quarterly Report on Form 10-Q.  Part of our strategy is to expand and leverage our commercial capabilities and to develop a pipeline of rare disease medicine candidates by researching, developing and commercializing innovative medicines that address unmet treatment needs for rare and rheumatic diseases.  To the extent we enter into transactions to acquire medicines or businesses in the future, we will most likely need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings, or through the use of cash on hand.

Equity Issuances

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

During the nine months ended September 30, 2019, we issued an aggregate of 3.8 million of our ordinary shares in connection with stock option exercises, the vesting of restricted stock units and performance stock units, and employee share purchase plan purchases.  We received a total of $21.7 million in proceeds in connection with such issuances.

Amendments to Credit Agreement, Debt Repayments and 2027 Senior Notes

On March 11, 2019, Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc.), our wholly owned subsidiary, or HTUSA, received $200.0 million aggregate principal amount of revolving commitments, or the Incremental Revolving Commitments, pursuant to an amendment to our Credit Agreement.  The Incremental Revolving Commitments were established pursuant to an incremental facility, or the Revolving Credit Facility, and will provide HTUSA with $200.0 million of additional borrowing capacity, which includes a $50.0 million letter of credit sub-facility.  The Incremental Revolving Commitments will terminate in March 2024.  Borrowings under the Revolving Credit Facility are available for general corporate purposes. As of September 30, 2019, the Revolving Credit Facility was undrawn.

On March 18, 2019, HTUSA completed the repayment of $300.0 million of the outstanding principal amount of term loans under our Credit Agreement.

On April 1, 2019, we delivered a notice of partial optional redemption of $250.0 million of the 2023 Senior Notes to the trustee under the indenture governing the 2023 Senior Notes and the holders of the 2023 Senior Notes, which were redeemed on May 1, 2019. In connection with this early redemption, we paid a premium of $8.3 million on May 1, 2019.

On May 22, 2019, HTUSA borrowed approximately $518.0 million aggregate principal amount of loans, or the May 2019 Refinancing Loans, pursuant to an amendment to our Credit Agreement.  HTUSA used the proceeds of the May 2019 Refinancing Loans to repay the outstanding amounts under our prior term loans, which totaled approximately $518.0 million.

On July 16, 2019, HTUSA completed a private placement of $600.0 million aggregate principal amount of 5.5% Senior Notes due 2027, or the 2027 Senior Notes, to several investment banks acting as initial purchasers, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, who subsequently resold the 2027 Senior Notes to persons reasonably believed to be qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A under the Securities Act and in offshore transactions to certain non-U.S. persons in reliance on Regulation S under the Securities Act.

We used the net proceeds from the offering of the 2027 Senior Notes, together with approximately $65.0 million in cash on hand, to redeem or prepay $625.0 million of our outstanding debt, consisting of (i) the outstanding $225.0 million principal amount of our 2023 Senior Notes, (ii) the outstanding $300.0 million principal amount of our 2024 Senior Notes and (iii) $100.0 million of the outstanding principal amount of senior secured term loans under the Credit Agreement, as well as to pay the related premiums and fees and expenses, excluding accrued interest, associated with such redemption and prepayment.

Following these transactions, our total aggregate outstanding principal amount of indebtedness was $1,418.0 million.

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

In addition, the indenture governing our 2027 Senior Notes and our Credit Agreement impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales or merger transactions, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries; and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Cash, cash equivalents and restricted cash	$887,710	$813,446
Cash provided by (used in):
Operating activities	234,952	85,835
Investing activities	(5,325)	(3,457)
Financing activities	(302,832)	(26,141)

Operating Cash Flows

During the nine months ended September 30, 2019, net cash provided by operating activities of $234.9 million was primarily attributable to cash collections from gross sales, partially offset by payments made related to patient assistance costs and commercial rebates for our inflammation segment medicines, and payments related to selling, general and administrative expenses and research and development expenses.

During the nine months ended September 30, 2018, net cash provided by operating activities of $85.8 million was primarily attributable to cash collections from gross sales, partially offset by payments made related to patient assistance costs and commercial rebates for our inflammation segment medicines, and payments related to selling, general and administrative expenses and research and development expenses. Cash provided by operating activities was negatively impacted during the nine months ended September 30, 2018, by significant payments made related to patient assistance costs and commercial rebates for our inflammation medicines during the first quarter of 2018, cash payments of $67.1 million for interest on outstanding debt and $40.4 million for income taxes.

Investing Cash Flows

During the nine months ended September 30, 2019, net cash used in investing activities of $5.3 million was primarily attributable to the purchases of property and equipment of $11.3 million, partially offset by proceeds from the MIGERGOT transaction of $6.0 million.

During the nine months ended September 30, 2018, net cash used in investing activities of $3.5 million was primarily attributable to the $12.0 million upfront amount paid to MedImmune LLC to license HZN-003 (formerly MEDI4945), partially offset by $9.4 million in cash proceeds received from the IMUKIN sale.

Financing Cash Flows

During the nine months ended September 30, 2019, net cash used in financing activities of $302.8 million was primarily attributable to the repayment of $400.0 million of the outstanding principal amount of term loans under our Credit Agreement, the repayment of the outstanding principal amount of our 2023 Senior Notes and 2024 Senior Notes of $775.0 million and related early redemption premiums of $39.5 million, partially offset by net proceeds from the issuance of our 2027 Senior Notes of $590.1 million and net proceeds from the issuance of ordinary shares of $326.8 million.

During the nine months ended September 30, 2018, net cash used in financing activities of $26.1 million was primarily attributable to the repayment of term loans of $27.7 million.

Financial Condition as of September 30, 2019 compared to December 31, 2018

Accounts receivable, net.  Accounts receivable, net, decreased $68.1 million, from $464.7 million as of December 31, 2018 to $396.6 million as of September 30, 2019. The decrease was due to lower gross sales of our medicines during the third quarter of 2019 when compared to the fourth quarter of 2018.

Prepaid expenses and other current assets. Prepaid expenses and other current assets increased by $67.7 million, from $68.2 million as of December 31, 2018 to $135.9 million as of September 30, 2019. The increase was primarily due to a benefit for income taxes recognized during nine months ended September 30, 2019 and an increase in advance payments for inventory of $16.0 million.  The tax benefit arose due to the mix of pre-tax income and losses incurred in various tax jurisdictions.

Developed technology, net.  Developed technology, net, decreased $189.1 million, from $1,945.6 million as of December 31, 2018 to $1,756.5 million as of September 30, 2019.  The decrease was due to the amortization of developed technology of $172.8 million during the nine months ended September 30, 2019 and the recording of a reduction in the net book value of $17.0 million related to the MIGERGOT transaction.

Other assets.  Other assets increased $33.2 million, from $9.0 million as of December 31, 2018 to $42.2 million as of September 30, 2019.  Upon adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU No. 2016-02, on January 1, 2019, we established $37.1 million of liabilities and corresponding lease assets of $34.9 million on the condensed consolidated balance sheet for leases, primarily related to operating leases on rented office properties, that existed as of the January 1, 2019, adoption date.

Accrued expenses.  Accrued expenses decreased $11.5 million, from $215.7 million as of December 31, 2018 to $204.2 million as of September 30, 2019.  This was primarily due to a decrease in payroll-related expenses of $5.4 million, a decrease in accrued interest of $4.4 million, a decrease in consulting and professional service fees of $4.2 million, partially offset by an increase in accrued royalties of $3.2 million.

Accrued trade discounts and rebates.  Accrued trade discounts and rebates decreased $53.2 million, from $457.7 million as of December 31, 2018 to $404.5 million as of September 30, 2019. This was primarily due to a $59.2 million decrease in accrued co-pay and other patient assistance costs and a $32.2 million decrease in accrued commercial rebates and wholesaler fees, partially offset by a $38.2 million increase in accrued government rebates and chargebacks.

Long-term debt, net of current.  Long-term debt, net of current, decreased $563.7 million, from $1,564.5 million as of December 31, 2018 to $1,000.8 million as of September 30, 2019.  The decrease was primarily related to the repayment of $400.0 million of the outstanding principal amount of our term loans and the repayment of our 2023 Senior Notes and 2024 Senior Notes.  See Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

Other long-term liabilities.  Other long-term liabilities increased $31.2 million, from $38.7 million as of December 31, 2018 to $69.9 million as of September 30, 2019.  This was primarily due to $36.3 million related to long-term lease liabilities as of September 30, 2019. Upon adoption of ASU No. 2016-02 on January 1, 2019, we established $37.1 million of liabilities and corresponding lease assets of $34.9 million on the condensed consolidated balance sheet for leases, primarily related to operating leases on rented office properties, that existed as of the January 1, 2019, adoption date.

Contractual Obligations

During the nine months ended September 30, 2019, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for our entry into the following commitments described below.

On March 18, 2019, HTUSA completed the repayment of $300.0 million of the outstanding principal amount of term loans under our Credit Agreement.  In July 2019, we repaid an additional $100.0 million of term loans under our Credit Agreement.  Following this repayment, the outstanding principal balance of term loans under our Credit Agreement was $418.0 million.

On May 1, 2019, we redeemed $250.0 million of the 2023 Senior Notes under the indenture governing the 2023 Senior Notes.  On August 9, 2019, we redeemed the remaining $225.0 million of the 2023 Senior Notes and redeemed all $300.0 million of the 2024 Senior Notes.  Following this repayment, our total aggregate outstanding principal amount of indebtedness was $1,418.0 million.

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

During the nine months ended September 30, 2019, other than the changes to our accounting policy for contingent royalties and intangible assets as a result of our change in accounting for business combinations under ASC Topic 805, Business Combinations, there have been no significant changes in our application of our critical accounting policies.

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

Interest Rate Risk.  We are subject to interest rate fluctuation exposure through our borrowings under the Credit Agreement and our investment in money market accounts which bear a variable interest rate.  Loans under the Credit Agreement bear interest, at our option, at a rate equal to either the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin of 2.50% per annum (subject to a LIBOR floor of 0.0%), or the adjusted base rate plus 1.50% per annum.  The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%,  and (d) 2.00%.  Our approximately $418.0 million of senior secured term loans under the Credit Agreement are based on LIBOR.  The loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to either LIBOR plus an applicable margin of 3.00% per year (subject to a LIBOR floor of 0.00%), or the adjusted base rate plus 2.00% per annum.  As of September 30, 2019, the Revolving Credit Facility was undrawn.  The one month LIBOR rate as of November 4, 2019, which was the most recent date the interest rate on the term loan was fixed, was 1.81%, and as a result, the interest rate on our borrowings is currently 4.31% per annum.  Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, intends to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR.

An increase in the LIBOR of 100 basis points above the current LIBOR rate would increase our interest expense related to the Credit Agreement by $4.2 million per year.

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

Foreign Currency Risk. Our purchase costs of teprotumumab and ACTIMMUNE inventory are principally denominated in Euros and are subject to foreign currency risk.  We have contracts relating to RAVICTI, QUINSAIR and PROCYSBI for sales in Canada which sales are subject to foreign currency risk.  We also incur certain operating expenses in currencies other than the U.S. dollar in relation to our Irish operations and foreign subsidiaries.  Therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro and the Canadian dollar.

Inflation Risk.  We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Credit Risk.  Historically, our accounts receivable balances have been highly concentrated with a select number of customers consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of September 30, 2019, and December 31, 2018, our top four customers accounted for approximately 85% of our total outstanding accounts receivable balances.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  During the quarter ended September 30, 2019, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With respect to our rare disease medicines, RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL, QUINSAIR and KRYSTEXXA, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for label expansion and more effective use through clinical trials.  With respect to RAVICTI and PROCYSBI, our strategy includes accelerating the transition of patients from first-generation therapies, increasing the diagnosis of the associated rare conditions through patient and physician outreach; and increasing compliance rates.  Our strategy with respect to KRYSTEXXA includes supporting three pillars of growth: existing rheumatology account growth, new rheumatology account growth and accelerating nephrology growth.

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

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biopharma company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights.  We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights.  In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities.  As of September 30, 2019, we had approximately 440 sales representatives in the field, consisting of approximately 25 orphan disease sales representatives, 170 rheumatology sales specialists and 245 inflammation sales representatives.  We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming.  We also cannot be certain that we will be able to continue to successfully develop this capability.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality.  For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program.   As concerns continue to grow over the need for tighter oversight, there remains the possibility that the Health Resources and Services Administration or another agency under the U.S. Department of Health and Human Services, or HHS, will propose a similar regulation or that Congress will explore changes to the 340B program through legislation.  For example, a bill was introduced in 2018 that would require hospitals to report their low-income utilization of the program.  Further, the Centers for Medicare & Medicaid Services issued a final rule that would revise the Medicare hospital outpatient prospective payment system for calendar year 2019, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients at the hospital setting and recently announced the same change for physician-based practices under 340B in 2019.  Pursuant to the final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis.  Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program.  With respect to KRYSTEXXA, the “additional rebate” scheme of the 340B pricing rules, as applied to the historical pricing of KRYSTEXXA both before and after we acquired the medicine, have resulted in a 340B ceiling price of one penny.  A material portion of KRYSTEXXA prescriptions (approximately twenty percent) are written by healthcare providers that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales of KRYSTEXXA.

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

We have experienced growth and expanded the size of our organization substantially in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity.  As of September 30, 2019, we employed approximately 1,175 full-time employees, including approximately 440 sales representatives, representing a substantial change to the size of our organization.  We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives.  Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s, who intends to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.   The cases arise from Paragraph IV Patent Certification notice letters from Dr. Reddy’s advising that it had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.  On July 30, 2019, the Federal Circuit Court of Appeals denied our request for a rehearing of the Court’s invalidity ruling against the 6,926,907 and 8,557,285 patents for VIMOVO coordinated-release tablets.  As a result, the District Court will enter judgment invalidating the ‘907 and ‘285 patents, which could subsequently result in Dr. Reddy’s initiating an at-risk launch of a generic version of VIMOVO.  Patent litigation is currently pending in the United States District Court for the District of Delaware against Ajanta Pharma LTD, or Ajanta, intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.

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

BUPHENYL’s composition of matter patent protection and orphan drug exclusivity have expired.  Because BUPHENYL has no regulatory exclusivity or listed patents, there is nothing to prevent a competitor from submitting an ANDA for a generic version of BUPHENYL and receiving FDA approval.  Generic versions of BUPHENYL to date have been priced at a discount relative to BUPHENYL or RAVICTI, and physicians, patients, or payers may decide that this less expensive alternative is preferable to BUPHENYL and RAVICTI.  If this occurs, sales of BUPHENYL and/or RAVICTI could be materially reduced, but we would nevertheless be required to make royalty payments to Bausch Health Companies Inc. (formerly Ucyclyd Pharma, Inc.), or Bausch, and another external party, at the same royalty rates.  While Bausch and its affiliates are generally contractually prohibited from developing or commercializing new medicines, anywhere in the world, for the treatment of UCD or hepatic encephalopathy, or HE, which are chemically similar to RAVICTI, they may still develop and commercialize medicines that compete with RAVICTI.  For example, medicines approved for indications other than UCD and HE may still compete with RAVICTI if physicians prescribe such medicines off-label for UCD or HE.  We are also aware that Recordati S.p.A (formerly known as Orphan Europe SARL), or Recordati, is conducting clinical trials of carglumic acid to assess the short-term efficacy for hyperammonemia in some of the UCD enzyme deficiencies for which RAVICTI is approved for chronic treatment.  Carglumic acid is approved for maintenance therapy for chronic hyperammonemia and to treat hyperammonemic crises in N-acetylglutamate synthase deficiency, a rare UCD subtype, and is sold under the name Carbaglu.  If the results of this trial are successful and Recordati is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, RAVICTI would face additional competition from this compound.

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

The Irish Finance Bill which was published on October 17, 2019 introduced changes to Ireland’s transfer pricing rules, which are due to come into force with effect from January 1, 2020.  The changes introduce the 2017 version of the OECD Transfer Pricing Guidelines, or 2017 OECD Guidelines, as the reference guidelines for Ireland’s domestic transfer pricing regime.  The 2017 OECD Guidelines are already applicable under Ireland’s international tax treaties and therefore the introduction of these guidelines should only affect transactions with non-tax treaty countries.  In addition to updating Irish tax law for the 2017 OECD Guidelines, these changes will also extend the transfer pricing rules to certain non-trading transactions and to certain capital transactions. We are currently in the process of assessing these provisions, and actions to be taken by us. Absent certain actions taken by us to restructure our intercompany arrangements, the application of these provisions could have a material impact on our effective tax rate.

On July 12, 2016, the Anti-Tax Avoidance Directive, or ATAD, was formally adopted by the Economic and Financial Affairs Council of the EU.  The stated objective of the ATAD is to provide for the effective and swift coordinated implementation of anti-base erosion and profit shifting measures at EU level.  Like all directives, the ATAD is binding as to the results it aims to achieve though EU Member States are free to choose the form and method of achieving those results.  In addition, the ATAD contains a number of optional provisions that present an element of choice as to how it will be implemented into law.  On December 25, 2018, the Finance Act 2018 was signed into Irish law, which introduced certain elements of the ATAD, such as the Controlled Foreign Company, or CFC, regime, into Irish law.  The CFC regime became effective as of January 1, 2019.  The ATAD also set out a high-level framework for the introduction of Anti-hybrid provisions that are intended to be introduced into Irish tax law with effect from January 1, 2020.  The Irish Finance Bill, which was published on October 17, 2019, introduced draft Anti-hybrid legislation. These legislative changes are not expected to have a material impact on our effective tax rate. The timing of the introduction into Irish tax law of further ATAD measures, such as the interest limitation rules, is unclear.  Although it is difficult at this stage to determine with precision the impact that these remaining provisions will have, their implementation could materially increase our effective tax rate.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel.  We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our executive officers composed of our Chairman, President and Chief Executive Officer, Timothy Walbert; our Executive Vice President, Chief Business Officer, Andy Pasternak; our Executive Vice President, Chief Financial Officer, Paul W. Hoelscher; our Executive Vice President, Chief Administrative Officer, Barry J. Moze; our Executive Vice President, Head of Research and Development and Chief Scientific Officer, Shao-Lee Lin, M.D., Ph.D; our Executive Vice President, Chief Commercial Officer, Vikram Karnani; our Executive Vice President, Chief Human Resources Officer, Irina P. Konstantinovsky; our Executive Vice President, General Counsel, Brian K. Beeler; our Executive Vice President, Technical Operations, Michael A. DesJardin and our Executive Vice President, Corporate Affairs, Chief Communications Officer, Geoffrey M. Curtis and Senior Vice President, Head of Medical Affairs and Outcomes Research, Jeffrey Kent, M.D., FACP, FACG.  In order to retain valuable employees at our company, in addition to salary and annual cash incentives, we provide a mix of performance stock units, or PSUs, that vest subject to attainment of specified corporate performance goals and continued services, stock options and restricted stock units, or RSUs, that vest over time subject to continued services.  The value to employees of PSUs, stock options and RSUs will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

In addition, drug pricing by pharmaceutical companies has come under increased scrutiny.  Specifically, there have been several recent state and U.S. Congressional inquiries, proposed federal and state legislation and state laws enacted designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increase, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies.  For example, legislation was recently signed into law in California that requires drug manufactures to provide advance notice and explanation to state regulators, health plans and insurers and PBMs for price increases of more than 16% over two years.  Moreover, in May 2018, the Trump administration released its “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs”, or Blueprint. The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent. The recommendations in the Blueprint if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D.  Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  The majority of our medicines are purchased by private payers, and much of the focus of pending legislation is on government program reimbursement.  Most recently, the Office of Inspector General of HHS published a Proposed Rule in January 2019 that would, among other items, eliminate the current safe harbor protection under the Anti-Kickback Statute for pharmaceutical manufacturer rebates to Medicare Part D plans, Medicaid MCOs and the PBMs with which such entities contract.  We cannot know what form any such action may take, the likelihood it would be executed, enacted, effectuated or implemented or the market’s perception of how such legislation or regulation would affect us.  Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers.  The Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process, through regulation or other future legislation.  In September 2019, Speaker of the House Nancy Pelosi introduced legislation that would in part, require the HHS Secretary to identify 250 drugs that “lack price competition” and therefore subject to government price negotiation. The proposal defines a drug that lacks price competition as a brand-name drug that does not have a generic or biosimilar competitor on the market.  Under the proposal, the HHS Secretary would directly negotiate with drug manufacturers to establish a maximum fair price. The legislation establishes an upper limit for the price reached in any negotiation as no more than 120 percent of the volume-weighted average of the price of six countries (Australia, Canada, France, Germany, Japan and the United Kingdom), known as the Average International Market price. The United States Senate is also considering legislation that would, among other changes to Medicare reimbursement, require manufacturers to report to the HHS Secretary information to justify price increases.  The HHS would make the price justification information available to the public.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

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

Our business involves the use of hazardous materials, and we and our third-party manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.*

Our third-party manufacturers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our medicine candidates and other hazardous compounds.  We and our manufacturers are subject to federal, state and local as well as foreign laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials.  Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials.  In the event of an accident, state, federal or foreign authorities may curtail the use of these materials and interrupt our business operations.  We currently only maintain hazardous materials insurance coverage related to our South San Francisco facility.  If we are subject to any liability as a result of our third-party manufacturers’ activities involving hazardous materials, our business and financial condition may be adversely affected.  In the future we may seek to establish longer-term third-party manufacturing arrangements, pursuant to which we would seek to obtain contractual indemnification protection from such third-party manufacturers potentially limiting this liability exposure.

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

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses.*

We have a limited operating history and even less history operating as a combined organization following the acquisitions of Vidara, Hyperion, Crealta Holdings LLC, Raptor and River Vision Development Corp., or River Vision.  We have financed our operations primarily through equity and debt financings and have incurred significant operating losses.  We recorded operating income of $71.9 million for the nine months ended September 30, 2019, operating income of $37.9 million for the year ended December 31, 2018, an operating loss of $339.4 million for the year ended December 31, 2017 and an operating loss of $119.0 million for the year ended December 31, 2016.  We recorded a net loss of $19.7 million for the nine months ended September 30, 2019, a net loss of $38.4 million for the year ended December 31, 2018, a net loss of $350.1 million for the year ended December 31, 2017 and a net loss of $147.1 million for the year ended December 31, 2016.  As of September 30, 2019, we had an accumulated deficit of $1,198.5 million.  Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting.  Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.  While we anticipate that we will generate operating profits in the future, whether we can accomplish this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of September 30, 2019, we had $1,347.4 million book value, or $1,418.0 million aggregate principal amount of indebtedness, including $418.0 million in secured indebtedness.  In March 2019, we received $200.0 million of commitments under a new revolving credit facility under our credit agreement.  In May 2019, we borrowed approximately $518.0 million aggregate principal amount of loans pursuant to an amendment to our credit agreement to refinance the then outstanding senior secured term loans outstanding under our credit agreement.  In July 2019, we issued $600.0 million aggregate principal amount of 5.500% Senior Notes due 2027, or the 2027 Senior Notes.  In March 2015, we issued $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes.  Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

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

Following certain acquisitions of a U.S. corporation by a foreign corporation, Section 7874 of the Code limits the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions.  Based on the limited guidance available, we expect this limitation is applicable for approximately ten years following the Vidara Merger with respect to certain intra-company transactions.  As a result, we or our other U.S. affiliates may not be able to utilize U.S. tax attributes to offset U.S. taxable income or U.S. tax liability respectively, if any, resulting from certain intra-company taxable transactions during such period.  Notwithstanding this limitation, we expect that we will be able to fully use our U.S. net operating losses and tax credits prior to their expiration.  As a result of this limitation, however, it may take Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc. and as the successor to HPI) longer to use its net operating losses and tax credits.  Moreover, contrary to these expectations, it is possible that the limitation under Section 7874 of the Code on the utilization of U.S. tax attributes could prevent us from fully utilizing our U.S. tax attributes prior to their expiration if we do not generate sufficient taxable income or tax obligations.

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

At September 30, 2019, we had $884.0 million of cash and cash equivalents consisting of cash and money market funds.  While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2019, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.  Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Our failure to comply with any of the covenants could result in a default under the credit agreement or the indenture governing the 2027 Senior Notes, which could permit the administrative agent or the trustee, as applicable, or permit the lenders or the holders of the 2027 Senior Notes to cause the administrative agent or the trustee, as applicable, to declare all or part of any outstanding senior secured term loans or revolving loans, the revolving commitments, or the 2027 Senior Notes to be immediately due and payable or to exercise any remedies provided to the administrative agent or the trustee, including, in the case of the credit agreement proceeding against the collateral granted to secure our obligations under the credit agreement.  An event of default under the credit agreement or the indenture governing the 2027 Senior Notes could also lead to an event of default under the terms of the other agreements and the indenture governing our Exchangeable Senior Notes.  Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against Dr. Reddy’s intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.  The cases arise from Paragraph IV Patent Certification notice letters from Dr. Reddy’s, advising that it had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.  On July 30, 2019, the Federal Circuit Court of Appeals denied our request for a rehearing of the Court’s invalidity ruling against the 6,926,907 and 8,557,285 patents for VIMOVO coordinated-release tablets.  As a result, the District Court will enter judgment invalidating the ‘907 and ‘285 patents, which could subsequently result in Dr. Reddy’s initiating an at-risk launch of a generic version of VIMOVO. Patent litigation is currently pending in the United States District Court for the District of Delaware against Ajanta intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.  For a more detailed description of the VIMOVO litigation, see Note 16, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

We have never declared or paid dividends on our share capital and we do not anticipate paying dividends in the foreseeable future.*

We have never declared or paid any cash dividends on our ordinary shares.  We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future, including due to limitations that are currently imposed by our credit agreement and the indentures governing the 2027 Senior Notes.  Any return to shareholders will therefore be limited to the increase, if any, of our ordinary share price.

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

4.1

Indenture, dated March 13, 2015, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics Investment Limited and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on March 13, 2015).

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

4.4

Indenture dated as of July 16, 2019 by and between Horizon Therapeutics USA, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on July 16, 2019).

4.5	Form of 5.500% Senior Note due 2027 (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on July 16, 2019).

10.1*	Mutual Settlement, Release and Media License Agreement, effective as of December 21, 2016, by and between River Vision Development Corp. and Boehringer Ingelheim Biopharmaceuticals GmbH.

10.2+	Release and Waiver of Claims of Robert F. Carey, dated as of September 18, 2019.

10.3+	Executive Employment Agreement, effective as of November 1, 2019, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics USA, Inc. and Andy Pasternak.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

Exhibit Number	Description of Document

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
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

HORIZON THERAPEUTICS PLC

Date: November 6, 2019	By:	/s/ Timothy Walbert
Timothy Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)