Form 10-K
period 2019-12-31
Horizon Therapeutics Public Ltd Co
filed 2020-02-26
CIK 1492426

octb

inte

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s voting ordinary shares held by non-affiliates of the registrant, based upon the $24.06 per share closing sale price of the registrant’s ordinary shares on June 28, 2019 (the last business day of the registrant’s most recently completed second quarter), was approximately $4.5 billion. Solely for purposes of this calculation, the registrant’s directors and executive officers and holders of 10% or more of the registrant’s outstanding ordinary shares have been assumed to be affiliates and an aggregate of 949,834 ordinary shares held by such persons on June 28, 2019 are not included in this calculation.

As of February 19, 2020, the registrant had outstanding 189,941,651 ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2020 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON THERAPEUTICS PLC

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2019

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” — that is, statements related to future, not past, events — as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, business strategy and plans, financial condition, cash flows, performance, development plans and timelines, business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management.  Forward-looking statements include any statement that does not directly relate to a current or historical fact.  Forward-looking statements generally can be identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would”, or similar expressions.  These statements are based on current expectations and assumptions that are subject to risks and uncertainties inherent in our business, which could cause our actual results to differ materially from those indicated in the forward-looking statements.  Factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, without limitation: our ability to successfully execute our sales and marketing strategy, including continuing to successfully recruit and retain sales and marketing personnel and to successfully build the market for our medicines; our ability to build a sustainable pipeline of new medicine candidates; whether we will be able to realize the expected benefits of strategic transactions, including whether and when such transactions will be accretive to our net income; the rate and degree of market acceptance of, and our ability and our distribution and marketing partners’ ability to obtain coverage and adequate reimbursement and pricing for, our medicines from government and third-party payers and risks relating to the success of our patient assistance programs; our ability to maintain regulatory approvals for our medicines; our ability to conduct clinical development and obtain regulatory approvals for our medicine candidates, including potential delays in initiating and completing studies and filing for and obtaining regulatory approvals and whether data from clinical studies will support regulatory approval; our need for and ability to obtain additional financing; the accuracy of our estimates regarding future financial results; our ability to successfully execute our strategy to develop or acquire additional medicines or companies, including disruption from any future acquisition or whether any acquired development programs will be successful; our ability to manage our anticipated future growth; the ability of our medicines to compete with generic medicines, especially those representing the active pharmaceutical ingredients in our medicines as well as new medicines that may be developed by our competitors; our ability and our distribution and marketing partners’ ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our medicines and medicine candidates; the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control; our ability to obtain and maintain intellectual property protection for our medicines; our ability to defend our intellectual property rights with respect to our medicines; our ability to operate our business without infringing the intellectual property rights of others; the loss of key commercial or management personnel; regulatory developments in the United States and other countries, including potential changes in healthcare laws and regulations; and other risks detailed below in Part I — Item 1A. “Risk Factors”.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 1. Business

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Horizon Therapeutics plc (formerly known as Horizon Pharma plc) and its consolidated subsidiaries.

Overview

We are focused on researching, developing and commercializing medicines that address critical needs for people impacted by rare and rheumatic diseases.  Our pipeline is purposeful: we apply scientific expertise and courage to bring clinically meaningful therapies to patients.  We believe science and compassion must work together to transform lives.

Our Strategy

Horizon today is a leading biopharma company focused on rare diseases, delivering innovative therapies to patients and generating value for our shareholders.  We are strongly focused on executing our strategy to maximize the benefit and value of our key growth drivers and expand our pipeline for sustainable growth.

We have taken a different approach from typical biopharma companies.  Instead of starting with a pipeline and raising capital to finance development opportunities, after our initial public offering in 2011, we developed a successful commercial business.  Our initial portfolio of two medicines generated cash flows and significant growth, establishing a strong foundation for our future.

Beginning in 2014, we deployed the cash flows in building out our portfolio of rare disease medicines, including the acquisition of our key growth driver KRYSTEXXA®, and now have seven rare disease medicines.  One of those medicines is TEPEZZA™ (teprotumumab-trbw), our other key growth driver, which we acquired in 2017 as part of our acquisition of River Vision Development Corp., or River Vision.

TEPEZZA represents the evolution of our strategy to its third – and current phase – expanding our pipeline and maximizing the value of our medicines, in particular our growth drivers KRYSTEXXA and TEPEZZA and expanding our pipeline for sustainable growth.  To support our pipeline strategy, we expanded our research and development organization, adding an experienced leadership team and augmenting the organization’s capabilities.  It was our new leadership team that drove the successful Phase 3 clinical program and U.S. Food and Drug Administration, or FDA, approval of TEPEZZA in early 2020.

Today, in addition to reinvesting in our key growth drivers, our priority is to expand our pipeline, concentrating on developing a deeper presence in our four core therapeutic areas of rheumatology, nephrology, ophthalmology and endocrinology.

We have significantly transformed Horizon since our beginnings as a public company in 2011, then with two medicines and total net sales of approximately $7.0 million.  In a span of only eight years, we have evolved to a biopharma company with eleven on-market medicines, seven of them for the treatment of rare diseases, total net sales in 2019 of $1.3 billion, and a growing pipeline of development programs.

Prior to 2020, our two reportable segments were (i) the orphan and rheumatology segment and (ii) the inflammation segment (previously the primary care segment).  The orphan and rheumatology segment is our strategic growth segment.  Effective in the first quarter of 2020, we (i) reorganized our commercial operations and moved responsibility for RAYOS® to the inflammation segment and (ii) renamed the orphan and rheumatology segment the orphan segment. With the approval of TEPEZZA on January 21, 2020, net sales generated by this medicine will be reported as part of the renamed orphan segment.

Our Company

We are a public limited company formed under the laws of Ireland.  We operate through a number of U.S. and other international subsidiaries with principal business purposes to perform research and development or manufacturing operations, serve as distributors of our medicines, hold intellectual property assets or provide us with services and financial support.

Our principal executive offices are located at Connaught House, 1st Floor, 1 Burlington Road, Dublin 4, D04 C5Y6, Ireland and our telephone number is 011 353 1 772 2100.  Our website address is www.horizontherapeutics.com.  Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

Acquisitions and Divestitures

Since January 1, 2017, we completed the following acquisitions and divestitures:

•	On June 28, 2019, we sold our rights to MIGERGOT to Cosette Pharmaceuticals, Inc., for an upfront payment and potential additional contingent consideration payments, or the MIGEROT transaction.
•

Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura Group plc, or Vectura.  Under these amendments, we agreed to transfer all economic benefits of LODOTRA® in Europe to Vectura.

•

On December 28, 2018, we sold our rights to RAVICTI® and AMMONAPS® (known as BUPHENYL® in the United States) outside of North America and Japan to Medical Need Europe AB, part of the Immedica Group, or Immedica. We have retained rights to RAVICTI and BUPHENYL in North America and Japan.

•

On June 30, 2017, we completed our acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International GmbH, or Boehringer Ingelheim International, in all territories outside of the United States, Canada and Japan.   Interferon gamma-1b is known as IMUKIN® outside of the United States, Canada and Japan.  On July 24, 2018, we sold the rights to IMUKIN in all territories outside of the United States, Canada and Japan to Clinigen Group plc, or Clinigen, for an upfront payment and a potential additional contingent consideration payment that was subsequently received in September 2019, or the IMUKIN sale.

•

On June 23, 2017, we sold our European subsidiary that owned the marketing rights to PROCYSBI® (cysteamine bitartrate) delayed-release capsules and QUINSAIR™ (levofloxacin inhalation solution) in Europe, the Middle East and Africa, or EMEA, regions, to Chiesi Farmaceutici S.p.A., or Chiesi.

•

On May 8, 2017, we completed our acquisition of River Vision, which added the late development-stage rare disease biologic medicine TEPEZZA to our research and development pipeline. In January 2020, the FDA approved TEPEZZA for the treatment of thyroid eye disease, or TED.

The consolidated financial statements presented herein include the results of operations of the acquired businesses from the applicable dates of acquisition.  See Note 4 of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details of our acquisitions and divestitures.

Our Medicines

We believe our medicines address unmet therapeutic needs in orphan diseases, arthritis, pain and inflammation, and inflammatory diseases and provide significant advantages over existing therapies.

In January 2020, the FDA approved TEPEZZA for the treatment of TED, a serious, progressive and vision-threatening rare autoimmune condition.

As of December 31, 2019, our marketed medicine portfolio consisted of the following:

Medicine	Indication	2019 Net Sales (in millions)	Marketing Rights

ORPHAN AND RHEUMATOLOGY SEGMENT:
KRYSTEXXA	Chronic refractory gout (“uncontrolled gout”)	$342.4	Worldwide
RAVICTI	Urea cycle disorders	$228.8	North America and Japan (1)
PROCYSBI	Nephropathic cystinosis	$161.9	United States and certain other countries (2)
ACTIMMUNE®	Chronic granulomatous disease and severe, malignant osteopetrosis	$107.3	United States, Canada and Japan (3)
RAYOS	Rheumatoid arthritis, polymyalgia rheumatic, systemic lupus erythematosus and multiple other indications	$78.6	North America (4)
BUPHENYL	Urea cycle disorders	$9.8	North America and Japan (5)
QUINSAIR	Treatment of chronic pulmonary infections due to Pseudomonas aeruginosa in cystic fibrosis patients	$0.8	Canada and certain other countries (6)
INFLAMMATION SEGMENT(7):
PENNSAID 2%®	Pain of osteoarthritis of the knee(s)	$200.8	United States
DUEXIS®	Signs and symptoms of osteoarthritis and rheumatoid arthritis	$115.8	Worldwide (8)
VIMOVO®	Signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis	$52.1	United States

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

(4)

Outside the United States, RAYOS is sold and marketed as LODOTRA.  Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura Group plc, or Vectura.  Under these amendments, we agreed to transfer all economic benefits of LODOTRA in Europe to Vectura.

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

(7)	On June 28, 2019, we sold our rights to MIGERGOT. We recorded net sales for MIGERGOT of $1.8 million during 2019 prior to selling our rights.
(8)	DUEXIS rights in Mexico and Chile have been licensed to Grünenthal GmbH, or Grünenthal.

Information on our total revenues by product in each of the years ended December 31, 2019, 2018 and 2017, is included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

ORPHAN AND RHEUMATOLOGY

During 2019, our orphan and rheumatology segment included the marketed medicines, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, RAYOS, BUPHENYL and QUINSAIR. In January 2020, the FDA approved TEPEZZA for the treatment of TED.

KRYSTEXXA

A PEGylated uric acid specific enzyme (uricase), KRYSTEXXA is the first and only FDA approved medicine for the treatment of uncontrolled gout.  Uncontrolled gout occurs in patients who have failed to normalize serum uric acid, or sUA, and whose signs and symptoms are inadequately controlled with conventional therapies, such as xanthine oxidase inhibitors, or XOIs, at the maximum medically appropriate dose, or for whom these drugs are contraindicated.

KRYSTEXXA has a unique mechanism of action that can rapidly reverse disease progression.  Unlike conventional XOI therapies, which address the over-production or under-excretion of uric acid, KRYSTEXXA converts uric acid into allantoin, a water-soluble molecule, which the body can easily eliminate through the urine.  Renal excretion of allantoin is ten times more efficient than uric acid excretion.  Additionally, many chronic kidney disease, or CKD, patients have gout, and the disease tends to be more prevalent as CKD advances.  While conventional XOI gout therapies can place additional burden on the kidneys and have dosing limitations, KRYSTEXXA has been proven effective and safe for uncontrolled gout patients with CKD without the need to adjust dosing.

Gout is one of the most common forms of inflammatory arthritis and can be assessed by a simple blood test for the amounts of uric acid in the blood (sUA levels).  Typically in gout, when uric acid levels are greater than 6.8 milligrams per deciliter, urate will crystallize and deposit.  These hard deposits are known as tophi and may occur anywhere in the body, including joints, as well as organs, such as the kidney and heart.  When under-treated medically, tophi often lead to bone erosions and loss of functional ability.  Gout flares, a common characteristic of uncontrolled gout, are intensely painful.  They may or may not be accompanied by tophi.  A systemic disease, uncontrolled gout frequently causes crippling disabilities and significant joint damage. Of the 9.5 million gout sufferers in the United States, we estimate that greater than 100,000 patients have uncontrolled gout.

KRYSTEXXA was approved by the FDA in 2010 following the results of two replicate clinical trials six months in duration involving 85 patients treated with KRYSTEXXA.  The mean baseline sUA levels for patients in the trial were greater than 10 mg/dL, and 71 percent of patients had visible tophi.  The primary endpoint for the trials was the ability to maintain a low sUA for 80 percent of the samples taken at months three and six.  As a result of the every-other-week dosing of KRYSTEXXA at 8 mg, 42 percent of KRYSTEXXA patients achieved complete response versus 0 percent for the placebo group; and 45 percent of KRYSTEXXA patients achieved complete resolution of tophi versus 8 percent for the placebo group over six months.

We are focused on optimizing and maximizing the potential of KRYSTEXXA by expanding our commercialization efforts, as well as investing in education, patient and physician outreach, activities related to label expansion and investigation programs that demonstrate KRYSTEXXA as an effective treatment for uncontrolled gout.  We believe that KRYSTEXXA represents a significant opportunity and potential growth driver for our company.

We doubled our KRYSTEXXA commercial team in 2018, we increased our promotional efforts to further penetrate rheumatology and initiate marketing to nephrology and we are growing our customer base from both new and existing prescribers.  In 2019, we added a separate group of sales representatives to call exclusively on nephrologists.  We believe KRYSTEXXA offers a solution to a clinical need experienced by many nephrologists in dealing with uncontrolled gout patients with CKD.

As the only FDA-approved medication for the treatment of uncontrolled gout, KRYSTEXXA faces limited direct competition.  We believe that the complexity of manufacturing KRYSTEXXA provides a barrier to potential biosimilar competition.  However, a number of competitors have medicines in Phase 1 or Phase 2 trials, including Selecta Biosciences, Inc., which has presented Phase 2 clinical data and is conducting a six-month trial comparing their candidate that uses an immunomodulator to KRYSTEXXA alone.

RAVICTI

RAVICTI is formed by the catalyzed esterification of glycerol with 4-phenylbutyric acid and the subsequent purification of the glycerol phenylbutyrate formed.  The purified glycerol phenylbutyrate drug substance is filled into glass bottles for use as an oral dosage liquid.

RAVICTI is indicated for use as a nitrogen-binding agent for chronic management of adult and pediatric patients (beginning at birth) with urea cycle disorders, or UCDs, that cannot be managed by dietary protein restriction and/or amino acid supplementation alone.  UCDs are rare, life-threatening genetic disorders.  RAVICTI must be used with dietary protein restriction and, in some cases, dietary supplements (for example, essential amino acids, arginine, citrulline or protein-free calorie supplements).

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

RAVICTI competes with older-generation nitrogen scavenger medicines.  In the United States, RAVICTI competes with generic forms of sodium phenylbutyrate, including BUPHENYL.  RAVICTI has advantages over older-generation medicines leading to better patient adherence and compliance rates, such as its better tolerability for patients.  It is ingested by mouth and therefore requires little preparation and it has little taste and lower sodium content than its competitors.  A few competitors have medicine candidates in early-stage development, including a gene-therapy candidate by Ultragenyx Pharmaceutical Inc., a generic taste-masked formulation option of BUPHENYL by ACER Therapeutics Inc., and an enzyme replacement for a specific UCD subtype (ARG) by Aeglea Bio Therapeutics Inc.  If successful, these medicine candidates could compete with RAVICTI.

Our strategy for RAVICTI is to drive growth through increased awareness and diagnosis of UCDs; to drive conversion to RAVICTI from older-generation nitrogen scavengers, such as generic forms of sodium phenylbutyrate based on the medicine’s differentiated benefits; to position RAVICTI as the first line of therapy; and increase compliance rates.

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

In February 2020, the FDA approved PROCYSBI Delayed-Release Oral Granules in Packets for adults and children one year of age and older living with nephropathic cystinosis.  The PROCYSBI Delayed-Release Oral Granules in Packets product is the same as the currently available PROCYSBI capsules product except in respect of the packaging format.  This new dosage form provides another administration option for patients, in addition to the PROCYSBI capsules.  The PROCYSBI Delayed-Release Oral Granules in Packets are expected to be commercially available in the first half of 2020.

PROCYSBI is differentiated by its ability to control cystine concentration continuously over twelve hours.  Older therapies require administration of medicine every six hours.  By taking PROCYSBI, patients have to dose only twice a day, providing them greater control over their medication schedule and lifestyle.  Additionally, because PROCYSBI can be administered through a feeding tube or mixed with approved foods and beverages, the patient can choose a more flexible dosing regimen.  PROCYSBI also has fewer known side effects, such as less severe body odor, than older-generation therapies.

We estimate that there are approximately 500 patients diagnosed with cystinosis living in the United States.  NC comprises 95 percent of known cases of cystinosis.  In these patients, elevated cystine can lead to cellular dysfunction and death; without treatment, the disease is usually fatal by the end of the first decade of life.  Cystinosis is progressive, eventually causing irreversible tissue damage and multi-organ failure, including kidney failure, blindness, muscle wasting and premature death.  NC is usually diagnosed in infancy after children display symptoms to physicians, including markedly increased urination, thirst, dehydration, gastrointestinal distress, failure to thrive, rickets, photophobia and kidney symptoms specific to Fanconi syndrome.  Management of cystinosis requires lifelong therapy.

In addition to patients who have already been identified, we believe that a number of patients with atypical phenotypic presentation and end-stage renal disease have their condition as a result of undiagnosed late-onset NC and would benefit from treatment with PROCYSBI.

Other than PROCYSBI, we are aware of two pharmaceutical products currently approved to treat cystinosis, Cystagon® and Cystaran®.  Cystagon, an immediate-release cysteamine bitartrate capsule, is an older-generation systemic cystine-depleting therapy for cystinosis in the United States marketed by Mylan N.V., and by Orphan Europe SARL in markets outside of the United States.  Cystagon is PROCYSBI’s primary competitor.  Cystaran, a cysteamine ophthalmic solution, is approved in the United States for treatment of corneal crystal accumulation in patients with cystinosis and is marketed by Leadiant Biosciences, Inc.  Additionally, we are also aware that AVROBIO, Inc., has an early-stage gene therapy candidate in development for the treatment of cystinosis.  We believe that PROCYSBI will continue to be well received in the market and continue to expect Cystagon to be the primary competitor for PROCYSBI for the foreseeable future.

Our strategy for PROCYSBI is to drive conversion of patients from older-generation immediate-release capsules of cysteamine bitartrate; to increase the uptake of the medicine by diagnosed but untreated patients; to identify previously undiagnosed patients who are suitable for treatment; to position PROCYSBI as a first line of therapy; and to increase compliance rates.

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

Our strategy with respect to ACTIMMUNE, our medicine for the treatment of CGD, includes increasing awareness and diagnosis of CGD and increasing compliance rates.

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

Outside the United States, RAYOS is sold and marketed as LODOTRA.  Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura.  Under these amendments, we agreed to transfer all economic benefits of LODOTRA in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  These transfer activities are ongoing.  We ceased recording LODOTRA revenue from January 1, 2019.  See “Manufacturing, Commercial, Supply and License Agreements” below for further details of the amendments.

BUPHENYL

BUPHENYL tablets and BUPHENYL powder are made from granules that contain sodium phenylbutyrate as the active (chemically synthesized) ingredient and microcrystalline cellulose as a diluent.

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

QUINSAIR

QUINSAIR is a formulation of the antibiotic drug levofloxacin, suitable for inhalation via a nebulizer and indicated for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in adult patients with cystic fibrosis, or CF.  CF is a rare, life-threatening genetic disease affecting approximately 70,000 people worldwide, and results in buildup of abnormally thick secretions that can cause chronic lung infections and progressive lung damage in many patients that eventually leads to death.

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

TEPEZZA

TEPEZZA is a fully human monoclonal antibody (mAb) and a targeted inhibitor of the insulin-like growth factor-1 receptor, or IGF-1R, that is the first and only FDA-approved medicine for the treatment of TED.  TED is a serious, progressive and vision-threatening rare autoimmune condition.  While TED often occurs in people living with hyperthyroidism or Graves’ disease, it is a distinct disease that is caused by autoantibodies activating an IGF-1R-mediated signaling complex on cells within the retro-orbital space.  This leads to a cascade of negative effects, which may cause long-term, irreversible eye damage.  As TED progresses, it causes serious damage – including proptosis (eye bulging), strabismus (misalignment of the eyes) and diplopia (double vision) – and in some cases can lead to blindness.  Historically, patients have had to live with TED until the inflammation subsides, after which they are often left with permanent and vision-impairing consequences and may require multiple surgeries that do not completely return the patient to their pre-disease state.

TEPEZZA was approved by the FDA in January 2020 following the positive results from the Phase 2 clinical trial, as well as the Phase 3 confirmatory clinical trial, OPTIC. The OPTIC trial found that significantly more patients treated with TEPEZZA (82.9%) had a meaningful improvement in proptosis (≥ 2 mm) as compared with placebo patients (9.5%) (p˂0.001) without deterioration in the fellow eye at Week 24. Additional secondary endpoints were also met, including a change from baseline of at least one grade in diplopia (double vision) in 67.9% of patients receiving TEPEZZA compared to 28.6% of patients receiving placebo (p=0.001) at Week 24. In a related analysis of the Phase 2 and Phase 3 clinical trials, there were more patients with complete resolution of diplopia among those treated with TEPEZZA (53%) compared with those treated with placebo (25%). The majority of adverse events experienced with TEPEZZA treatment were graded as mild to moderate and were manageable in the trials, with few discontinuations or therapy interruptions.

Our commercialization strategy for TEPEZZA is focused on four pillars:  establishing the market structure and simplifying the diagnosis and treatment of TED for patients; educating the multiple stakeholders about TED and TEPEZZA; supporting the commercialization of TEPEZZA with our comprehensive approach and patient-centric model; and facilitating access to TEPEZZA by establishing an infusion site-of-care referral process for treating physicians who may not have infusion capabilities.

As the only FDA-approved medication for the treatment of TED, TEPEZZA has no direct approved competition.  We believe that the results of the TEPEZZA Phase 3 and Phase 2 clinical trials present a significantly high hurdle for potential competitors, given that candidate medicines would be expected to demonstrate similar or greater efficacy in the treatment of TED.  In addition, the complexity of manufacturing TEPEZZA could pose a barrier to potential biosimilar competition. Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED.  While these therapies have not proved effective in treating the underlying disease, and carry with them significant side effects, their off-label use could reduce or delay treatment with TEPEZZA in the addressable patient population.  Immunovant Inc. is also conducting clinical studies of a medicine candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy.

INFLAMMATION

During 2019, our inflammation segment included PENNSAID 2% w/w, or PENNSAID 2%, DUEXIS and VIMOVO.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s, who intends to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.   The cases arise from Paragraph IV Patent Certification notice letters from Dr. Reddy’s advising that it had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.  On July 30, 2019, the Federal Circuit Court of Appeals denied our request for a rehearing of the Court’s invalidity ruling against the 6,926,907 and 8,557,285 patents for VIMOVO coordinated-release tablets.  As a result, the District Court entered judgment in September 2019 invalidating the ‘907 and ‘285 patents, which ended any restriction against the FDA from granting final approval to Dr. Reddy’s generic version of VIMOVO.  On February 18, 2020, the FDA granted final approval for Dr. Reddy’s generic version of VIMOVO.  We anticipate that Dr. Reddy’s will immediately launch its product at-risk notwithstanding the ongoing patent litigation.  Patent litigation is currently pending in the United States District Court for the District of New Jersey against Ajanta Pharma LTD, or Ajanta, intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.  If we are unsuccessful in any of the VIMOVO cases, we will likely face generic competition with respect to VIMOVO and sales of VIMOVO will be substantially harmed.

In addition, similar to DUEXIS, VIMOVO faces competition from the separate use of NSAIDs for pain relief and GI medications to address the risk of NSAID-induced ulcers.  However, the prescribing information for VIMOVO states that VIMOVO should not be substituted with the single-ingredient products of naproxen and esomeprazole magnesium.  VIMOVO also competes with other NSAIDs, including Celebrex, TIVORBEX, VIVLODEX and ZORVOLEX.

Research and Development

Our research and development programs currently include pre-clinical and clinical development of new medicine candidates and activities related to label expansions for existing medicines.  We devote significant resources to research and development activities associated with our medicines and medicine candidates.  The graphic below summarizes our significant research and development activities in order of the program stage, from post-market to pre-clinical:

KRYSTEXXA MIRROR Randomized Clinical Trial

KRYSTEXXA is a recombinant protein of uricase, an enzyme not found in humans, and PEGylation.  As with many biologic medicines, some people treated with KRYSTEXXA develop antidrug antibodies as part of an immune response to the medicine and lose response to therapy.

We are evaluating ways to maximize KRYSTEXXA benefit to patients by improving its response rate.  In the KRYSTEXXA pivotal trials, 42 percent of patients achieved a complete response, defined as the proportion of sUA responders (sUA < 6 mg/dL) at Months 3 and 6.  While this is an impressive result relative to the response rate of biologic medicines used for other types of inflammatory arthritis, we are investigating ways to increase the number of patients who can achieve a complete response by co-administering KRYSTEXXA with methotrexate, an immunomodulator medicine commonly used by rheumatologists.  There is well-documented evidence that the addition of immunomodulators to biological therapies can decrease rates of immunogenicity, as the immunomodulators work to reduce the formation of anti-drug antibodies to the medicine, allowing it to maintain appropriate blood levels over a longer period of time.  MIRROR, our randomized, placebo-controlled clinical trial, was initiated in June 2019, and is expected to enroll 135 patients.  The trial is designed to support the potential for registration and modification of our KRYSTEXXA FDA label.

The MIRROR randomized trial was preceded by a smaller open-label study, which also evaluated the use of the immunomodulator methotrexate with KRYSTEXXA to increase the response rate and was completed in 2019.  Of the 14 patients in the study, 79 percent, or 11 patients, achieved a complete response, defined as the proportion of sUA responders (sUA < 6 mg/dL) at Month 6.  The 79 percent response rate is clinically importantly higher than the 42 percent response rate in the KRYSTEXXA Phase 3 clinical program, which evaluated KRYSTEXXA alone.  No new safety concerns associated with the combination were identified.

KRYSTEXXA PROTECT Study in Kidney Transplant Patients with Uncontrolled Gout

PROTECT is an open-label clinical study evaluating the effect of KRYSTEXXA on sUA levels in adults with uncontrolled gout who have undergone a kidney transplant.  The objective of the study is to demonstrate that KRYSTEXXA provides effective disease control in a severe uncontrolled gout population.  Kidney transplant patients have more than a tenfold increase in the prevalence of gout when compared to the general population, and literature suggests that persistently high sUA levels can be associated with organ rejection.  Managing uncontrolled gout is one of the most common and significant unmet needs of kidney transplant patients.  The PROTECT study is expected to enroll 20 adults.

KRYSTEXXA Shorter-Infusion Duration Study

We expect to begin an initial proof of concept study in mid-2020 to evaluate the impact of administering KRYSTEXXA over a significantly shorter infusion duration.  Currently, KRYSTEXXA is infused over a two-hour long interval.  A shorter infusion duration could meaningfully improve the experience and convenience for patients, physicians and sites of care.

TEPEZZA OPTIC-X

TEPEZZA is a fully human monoclonal antibody inhibitor of IGF-1R approved early in 2020 for the treatment of TED after an accelerated Priority Review by the FDA.  TEPEZZA is the first and only approved treatment for this serious, progressive and vision-threatening rare autoimmune condition in which the muscles and fatty tissue behind the eye become inflamed and expand.  This can lead to proptosis (eye bulging) and diplopia (double vision) and seriously impact activities of daily living and patients’ quality of life.  In rare instances, it can result in compression of the optic nerve that can lead to blindness.

In 2019, we completed OPTIC, the TEPEZZA Phase 3 confirmatory clinical trial.  Patients included in the study had a clinical diagnosis of TED.  The results were statistically significant and clinically meaningful:  82.9 percent of TEPEZZA patients achieved the primary endpoint, defined as a reduction of proptosis of at least 2mm (p<0.001), compared to 9.5 percent of placebo patients.  All secondary endpoints were met, and the manageable safety profile was consistent across the Phase 3 and Phase 2 trials. The trial results for both the TEPEZZA Phase 3 and Phase 2 clinical trial results were published in The New England Journal of Medicine, a significant achievement.

OPTIC-X is an extension study of OPTIC and is currently ongoing.  Patients who participated in the OPTIC trial had the option to participate in the extension study and receive an additional eight infusions of TEPEZZA.  The results of OPTIC-X are expected to provide additional data on whether non-responders from the initial twenty-four weeks of treatment during OPTIC would benefit from longer treatment and if patients who lose response off drug after the initial twenty-four weeks of treatment would benefit from retreatment.

TEPEZZA Diffuse Cutaneous Scleroderma

We expect to initiate an exploratory TEPEZZA study in 2020 in diffuse cutaneous scleroderma, a rare fibrotic disease with no approved treatment options, as part of our approach to evaluate additional indications for TEPEZZA. Diffuse cutaneous scleroderma is a subtype of scleroderma in which excess collagen production causes skin thickening and hardening, or fibrosis, over large areas of the skin and internal organs. There can be significant associated organ damage, including to the gastrointestinal tract, kidneys, lungs and heart. Literature suggests that the mechanism of action of TEPEZZA, which is to block the IGF-1R, could have an impact on fibrotic processes, such as those that are relevant to diffuse cutaneous scleroderma. The objective of the exploratory study is to evaluate biomarkers and safety, tolerability of TEPEZZA in patients with diffuse cutaneous scleroderma and to inform potential subsequent larger and longer duration clinical trials.

HZN-003:  Potential Next-Generation Biologic for Uncontrolled Gout Using Optimized Uricase and Optimized PEGylation Technology

A potential biologic for uncontrolled gout, HZN-003 is a pre-clinical, genetically engineered uricase with optimized PEGylation technology that has the potential to improve the half-life and reduce immunogenicity of this molecule.  In addition, it has the potential for subcutaneous dosing.  We licensed HZN-003 from MedImmune LLC, the global biologics research and development arm of the AstraZeneca Group, in late 2017.  HZN-003 is a rheumatology pipeline program with the objective of enhancing our leadership position in the uncontrolled gout market.

HZN-007:  PASylated Uricase for Uncontrolled Gout Using Optimized Uricase and PASylation Technology

HZN-007 is a PASylated uricase, resulting from a collaboration program to identify uncontrolled gout biologic candidates.  HZN-007 is a pre-clinical medicine candidate, using PASylation technology as a biological alternative to synthetic PEGylation.  PASylation is a new approach for extending the half-life of pharmaceutically active proteins and reducing immunogenicity.  In addition, it has the potential for subcutaneous dosing.

HemoShear Gout Discovery Collaboration

We have a collaboration agreement with HemoShear Therapeutics, LLC, a biotechnology company, to discover and develop novel therapeutics for gout.  The collaboration provides us an opportunity to address unmet treatment needs for people with gout by evaluating new targets for the control of sUA levels as well as new targets to address the inflammation associated with acute flares of gout.

With the objective to enhance our leadership position in uncontrolled gout, HZN-003, HZN-007 and the HemoShear programs are all exploring innovative approaches to improve the treatment of this painful, debilitating systemic disease.

Distribution

We use central third-party logistics and FDA-compliant warehouses for storage and distribution of our medicines into the supply chain.  Our third-party logistics providers specialize in integrated operations that include warehousing and transportation services that can be scaled and customized to our needs based on market conditions and the demands and delivery service requirements for our medicines and materials.  Their services eliminate the need to build dedicated internal infrastructures that would be difficult to scale without significant capital investment.  Our third-party logistics providers warehouse all medicines in controlled FDA-registered facilities.  Incoming orders are prepared and shipped through an order entry system to ensure just in time delivery of the medicines.

Sales and Marketing

As of December 31, 2019, our sales force was composed of approximately 480 sales representatives consisting of approximately 75 orphan disease sales representatives (including approximately 50 TEPEZZA sales representatives), 170 rheumatology sales specialists and 235 inflammation sales representatives.

Our orphan and rheumatology sales representatives focus on marketing our orphan and rheumatology medicines to a limited number of healthcare practitioners who specialize in fields such as pediatric immunology, allergy, infectious diseases, metabolic disorders, rheumatology, nephrology, ophthalmology and endocrinology with the approval of TEPEZZA, to help them understand the potential benefits of our medicines.  We have entered into, and may continue to enter into, agreements with third parties for commercialization of our medicines outside the United States.

We offer discount card and other programs such as our HorizonCares program to patients under which the patient receives a discount on his or her prescription.  In certain circumstances when a patient’s prescription is rejected by a managed care vendor, we will pay for the full cost of the prescription.  Patients are able to fill prescriptions for our inflammation medicines through pharmacies participating in our HorizonCares patient assistance program, as well as other pharmacies.  In addition, we have business arrangements with pharmacy benefit managers, or PBMs, and other payers to secure formulary status and reimbursement of our inflammation medicines.  The business arrangements with the PBMs generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.

We have a comprehensive compliance program in place to address adherence with various laws and regulations relating to our sales, marketing, and manufacturing of our medicines, as well as certain third-party relationships, including pharmacies.  Specifically with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in our patient assistance programs, to confirm their activities, adjudication and practices are consistent with our compliance policies and guidance.

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

NOF Supply Agreement

In August 2015, Crealta Holdings LLC, or Crealta, and NOF Corporation, or NOF, in Japan, entered into an exclusive supply agreement for the PEGylation agent used in the manufacture of KRYSTEXXA.  We assumed this agreement as part of our acquisition of Crealta in January 2016, or the Crealta acquisition.  Under the terms of this agreement, we are required to issue NOF forecasts of our requirements for the PEGylation agent, a portion of which are binding.  The agreement expires in August 2020 and we expect to extend the agreement beyond this date.  Either we or NOF may also terminate the agreement upon a material breach, if not cured within a specified period of time, or in the event of the other party’s insolvency.  While there are no minimum purchase obligations under the agreement, we are required to use NOF as our exclusive supplier for the PEGylation agent, subject to certain exceptions if NOF is unable to supply the PEGylation agent.

Bio-Technology General (Israel) Supply Agreement

In March 2007, Savient Pharmaceuticals, Inc. (as predecessor in interest to Crealta), or Savient, entered into a commercial supply agreement with Bio-Technology General (Israel) Ltd, or BTG Israel, which was subsequently amended, for the production of the bulk KRYSTEXXA medicine, or bulk product.  We assumed this agreement as part of the Crealta acquisition and further amended the agreement in September 2016.  Under this agreement, we have agreed to purchase certain minimum annual order quantities and are obligated to purchase at least 80 percent of our annual world-wide bulk product requirements from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three-year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under this agreement, if the manufacture of the bulk product is moved out of Israel, we may be required to obtain the approval of the Israeli Office of the Chief Scientist, or OCS, because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the OCS and we may be required to pay the OCS additional amounts as a repayment for the OCS grant funding.  We issue eighteen-month forecasts of the volume of KRYSTEXXA that we expect to order.  The first six months of the forecasts are considered binding firm orders.

Exelead PharmaSource Supply Agreement

In October 2008, Savient and Exelead, Inc. (formerly known as Sigma Tau PharmaSource, Inc. (as successor in interest to Enzon Pharmaceuticals, Inc.)), or Exelead, entered into a commercial supply agreement, which was subsequently amended, for the packaging and supply of the final drug product KRYSTEXXA.  This agreement remains in effect until terminated, and either we or Exelead may terminate the agreement with three years notice, given thirty days prior to the agreement anniversary date.  Either we or Exelead may also terminate the agreement upon a material default, if not cured within a specified period of time, or in the event of the other party’s insolvency or bankruptcy.

Duke University and Mountain View Pharmaceutical License Agreement

In August 1998, Savient entered into an exclusive, worldwide license agreement with Duke University, or Duke, and Mountain View Pharmaceuticals Inc., or MVP, which was subsequently amended, and which we acquired as part of the Crealta acquisition.  Duke developed the recombinant uricase enzyme used in KRYSTEXXA and MVP developed the PEGylation technology used in the manufacture of KRYSTEXXA. Duke and MVP may terminate the agreement if we commit fraud or for our willful misconduct or illegal conduct; upon our material breach of the agreement, if not cured within a specified period of time; upon written notice if we have committed two or more material breaches under the agreement; or in the event of our bankruptcy or insolvency.  Under the terms of the agreement, we are obligated to pay Duke a mid-single digit percentage royalty on our global net sales of KRYSTEXXA and a royalty of between 5 percent and 15 percent on any global sublicense revenue.  We are also obligated to pay MVP a mid-single digit percentage royalty on our net sales of KRYSTEXXA outside of the United States and royalty of between 5 percent and 15 percent on any sublicense revenue outside of the United States.

RAVICTI

We have clinical and commercial supplies of glycerol phenylbutyrate API manufactured for us by two alternate suppliers, Helsinn Advanced Synthesis SA (Switzerland) and Patheon Austria GmbH & Co KG (formerly DSM Fine Chemicals Austria) on a purchase-order basis.  We have manufacturing agreements to manufacture finished RAVICTI drug product with Lyne Laboratories, Inc., Halo Pharmaceuticals, Inc. and PCI Pharma Services.

Bausch Health Asset Purchase Agreement

As a result of our acquisition of Hyperion Therapeutics, Inc., or Hyperion, in May 2015, or the Hyperion acquisition, we became subject to an asset purchase agreement with Bausch Health Companies, Inc. (formerly Ucyclyd Pharma, Inc.), or Bausch, pursuant to which we are obligated to pay to Bausch mid single-digit royalties on our global net sales of RAVICTI.  The asset purchase agreement cannot be terminated for convenience by either party.  We have a license to certain Bausch manufacturing technology, however Bausch is permitted to terminate the license if we fail to comply with any payment obligations relating to the license and do not cure such failure within a defined time period.

Brusilow License Agreement

As a result of the Hyperion acquisition, we became subject to a license agreement, as amended, with Saul W. Brusilow, M.D. and Brusilow Enterprises, Inc., or Brusilow, pursuant to which we license patented technology related to RAVICTI from Brusilow.  Under such agreement, we are obligated to pay low-single digit royalties to Brusilow on net sales of RAVICTI that are, or were, covered by a valid claim of a licensed patent.  The license agreement may be terminated for any uncured breach as well as bankruptcy.  We may also terminate the agreement at any time by giving Brusilow prior written notice, in which case all rights granted to us would revert to Brusilow.

PROCYSBI

PROCYSBI drug product is comprised of enteric-coated beads of cysteamine bitartrate encapsulated in gelatin capsules or packaged directly into packets.  PROCYSBI drug product and API, cysteamine bitartrate, are manufactured and packaged on a contract basis by third parties.

Patheon Manufacturing Services Agreement

As a result of our acquisition of Raptor Pharmaceutical Corp, in October 2016, or the Raptor acquisition, we assumed a manufacturing services agreement, as amended, with Patheon Pharmaceuticals Inc., or Patheon, for the manufacture and supply of PROCYSBI.  Pursuant to the agreement, we must provide a rolling, non-binding forecast of PROCYSBI, with a portion of the forecast being a firm written order.  The agreement has a term that runs until December 31, 2021 and which automatically renews for successive two-year terms if not terminated at least eighteen months in advance.

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

Boehringer Ingelheim Supply Agreement

In June 2017, we entered into an exclusive global supply agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim Biopharmaceuticals, pursuant to which Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN active drug substance and commercial quantities of the ACTIMMUNE and IMUKIN finished drug product.  Boehringer Ingelheim Biopharmaceuticals is our sole source supplier for ACTIMMUNE active drug substance and finished drug product.  Pursuant to the agreement, we are required to purchase minimum quantities of finished drug product during the term of the agreement.  Boehringer Ingelheim Biopharmaceuticals manufactures our commercial requirements of ACTIMMUNE based on our forecasts and the annual contractual minimum purchase quantity.  The supply agreement continues for an indefinite period but can be terminated by either party upon three years notice (but, in such case, cannot be terminated sooner than June 30, 2024), for an uncured material breach by the other party, upon the other party’s bankruptcy or insolvency, or upon certain changes of control of the other party.  We can terminate the supply agreement in the event we are prevented by regulatory authorities from distributing the product on the market for all indications.

License Agreements

Under a license agreement, as amended, with Genentech Inc., or Genentech, who was the original developer of ACTIMMUNE, we are obligated to pay a low single-digit royalty to Genentech on our annual net sales of ACTIMMUNE.

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

Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which is also an affiliate of Vectura.  Under these amendments, we agreed to transfer all economic benefits of LODOTRA in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  These transfer activities are ongoing.  In exchange for transferring the LODOTRA economic benefits and rights, the royalty payable by us to Vectura in respect of RAYOS sales in North America was amended whereby, effective January 1, 2019, we were obligated to pay Vectura a mid-teens percentage royalty on our net sales, subject to a minimum royalty of $8.0 million per year, with the minimum royalty requirement expiring on December 31, 2022.  Under the amendments, we ceased recording LODOTRA revenue and we are no longer required to pay a royalty in respect of LODOTRA.  In addition, under the amendments, from January 1, 2020, we are no longer subject to a minimum purchase commitment in respect of the supply agreement with Jagotec AG.

BUPHENYL

When Hyperion purchased BUPHENYL, Hyperion assumed all of Bausch’s rights and obligations under its manufacturing agreements for the medicine.  We assumed these agreements when we acquired Hyperion.  We purchase API for BUPHENYL from CU Chemie Uetikon GmbH and final manufacturing, testing and packaging of the medicine is provided by Patheon UK Limited.

QUINSAIR

QUINSAIR drug product, its API, levofloxacin hemihydrate, and the Zirela nebulizer device are all manufactured on a contract basis by third parties.  The API is exclusively supplied by TEVA API Inc.  QUINSAIR drug product is manufactured by Catalent Pharma Solutions, LLC.  Nebulizers are supplied by PARI in Starnberg, Germany.

TEPEZZA

TEPEZZA is produced by culture of a genetically engineered mammalian cell line containing the DNA which encodes for teprotumumab-trbw, a fully human IgG1 monoclonal antibody. Cell culture broth is harvested and purified through filtration processes and chromatography processes prior to being formulated, frozen and shipped to the site of drug product manufacture.

AGC Biologics Supply Agreement

In February 2018, we entered into a commercial supply agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S), or AGC, which was amended in May 2019 and December 2019, for the supply of TEPEZZA drug substance. Pursuant to the agreement, we have agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance.  In addition, we must provide AGC with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order.  The agreement has a term that runs indefinitely.  Either party may terminate the agreement by giving notice at least three years in advance, but notice may not be given before February 14, 2022.  Either party may also terminate the agreement for the other party’s failure to pay any undisputed sum payable under the agreement within a specified period of time, for a material breach by the other party if not cured within a specified period of time, upon the other party’s insolvency, or in the event that any material permit or regulatory license is permanently revoked preventing the performance of specified services by the other party.

Catalent Indiana Supply Agreement

In December 2018, we entered into a commercial supply agreement with Catalent Indiana, LLC, or Catalent, for the supply of TEPEZZA drug product.  Pursuant to the agreement, we must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order.  The agreement has a term that runs until December 18, 2023, and automatically renews for two successive two-year terms unless terminated by either party at least two years in advance.  The agreement may be terminated earlier by either party for a material breach by the other party, if not cured within a specified period of time, or upon the other party’s insolvency.

Roche License Agreement

As a result of our acquisition of River Vision, we have a license of intellectual property rights to TEPEZZA under a license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, effective as of June 15, 2011, as amended.  Pursuant to the agreement, we are obligated to pay tiered royalties between 9 and 12 percent on annual worldwide net sales.  The royalty terminates upon the later of (a) the expiration date of the longest-lived patent rights on a country-by-country basis; and (b) ten years after first commercial sale of TEPEZZA.  We have paid development and regulatory milestones totaling CHF5.0 million relating to the United States and will pay an additional milestone payment of CHF5.0 million during the first quarter of 2020.  We may be obligated to pay Roche additional development and regulatory milestones for activities outside the United States or for additional indications.  We may also be obligated to pay Roche aggregate sales milestone payments totaling up to mid-double-digit million Swiss francs.  We are also obligated to use commercially reasonable efforts to develop and commercialize TEPEZZA.  Either party may terminate the agreement upon the other party’s breach of the agreement, if not cured within a specified period of time, or in the event of the other party’s bankruptcy or insolvency.  Roche may also terminate the agreement if we challenge the validity of Roche’s patents.  Upon providing written notice to Roche, we may also terminate the agreement within six-months of such notice before the first commercial sale of TEPEZZA or within nine months of such notice after the first commercial sale of TEPEZZA.

Lundquist Institute License Agreement

As a result of our acquisition of River Vision, we have a license of patent rights to TEPEZZA under a license agreement with Lundquist Institute (formerly known as Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center), or Lundquist, dated December 5, 2012.  Pursuant to the agreement, we are obligated to pay Lundquist a royalty payment of less than 1 percent of TEPEZZA net sales.  The royalty terminates upon the expiration date of the longest-lived patent rights.  We may terminate the agreement upon sixty days’ prior written notice to Lundquist.  Either party may terminate the agreement upon the other party’s material breach of the agreement if not cured within a specified period of time.  Lundquist may also terminate the agreement in the event of our bankruptcy or insolvency.

Boehringer Ingelheim Biopharmaceuticals License Agreement

As a result of our acquisition of River Vision, we have a license of certain manufacturing technology for TEPEZZA under a license agreement with Boehringer Ingelheim Biopharmaceuticals, effective as of December 21, 2016.  Pursuant to the agreement, we may be obligated to pay Boehringer Ingelheim Biopharmaceuticals milestone payments totaling low-single-digit million euros upon the achievement of certain TEPEZZA sales milestones.  Either party may terminate the agreement upon the other party’s material breach of the agreement if not cured within a specified period of time.  Boehringer Ingelheim Biopharmaceuticals may also terminate the agreement if we challenge the validity of certain of its patent rights.

In addition to the above supply and license agreements, under the agreement for the acquisition of River Vision, we are required to pay up to $325.0 million upon the attainment of various milestones, composed of $100.0 million related to FDA approval and $225.0 million related to net sales thresholds for TEPEZZA.  The agreement also includes a royalty payment of 3 percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).  We will make a milestone payment of $100.0 million related to FDA approval during the first quarter of 2020.

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

BASF

In July 2010, we entered into a contract with BASF for the purchase of DC85, which was subsequently amended effective as of January 2016.  Pursuant to the agreement, which expired in December 2018, we were obligated to source a significant majority of our commercial demand for DC85 from BASF.  During 2018, BASF notified customers that were being supplied by the Bishop manufacturing facility, including us, that it would not be renewing supply agreements due to a technical issue at the facility that has prevented it from supplying these customers.  During 2019, BASF has supplied us with a limited amount of DC85 and informed us of their intention to return to full supply.  While we consider our DUEXIS inventory on hand to be sufficient to meet current and future commercial requirements, we cannot guarantee that BASF’s manufacturing facility will return to full operations or we will be able to enter into a new supply agreement with BASF for DC85.

Manufacturing and Supply Agreement with Sanofi

In May 2011, we entered into a manufacturing and supply agreement with Sanofi, which was amended in September 2013 and May 2018.  Pursuant to the agreement, Sanofi is obligated to manufacture and supply DUEXIS to us in final, packaged form, and we are obligated to purchase DUEXIS exclusively from Sanofi for our commercial requirements in North America and certain countries and territories in Europe, including the EU member states and Scandinavia, and South America.  Sanofi must acquire the components necessary to manufacture DUEXIS, including the APIs, and is obligated to acquire all DC85 under the terms of our agreements with suppliers. In order to allow Sanofi to perform its obligations under the agreement, we granted Sanofi a non-exclusive license to our related intellectual property.  The agreement term extends until September 2021, and automatically extends for successive two-year terms unless terminated by either party upon two years’ prior written notice.  Either party may terminate the agreement upon thirty days’ prior written notice to the other party in the event of breach by the other party that is not cured within thirty days of notice (which notice period may be longer in certain, limited situations) or in the event we lose regulatory approval to market DUEXIS in all countries worldwide, and either party may terminate the agreement without cause upon two years’ prior written notice to the other party at any time after the third anniversary of the first commercial sale of DUEXIS in any country worldwide.

VIMOVO

We purchase VIMOVO in final, packaged form from Patheon for our commercial requirements in North America.  The first API in VIMOVO is naproxen which is supplied to Patheon by Divis Laboratories Limited in India.  The second API in VIMOVO is esomeprazole magnesium trihydrate, which we source from Minakem Holding SAS in France.

Under a license agreement with Nuvo (formerly Aralez Pharmaceuticals Inc.), we are required to pay Nuvo a 10 percent royalty based on net sales of VIMOVO sold by us, our affiliates or sublicensees during the royalty term, subject to a minimum annual royalty obligation of $7.5 million, which minimum royalty obligations will continue for each year during which one of Nuvo’s patents covers VIMOVO in the United States and there are no competing medicines in the United States.  The royalty rate may be reduced to a mid-single digit royalty rate as a result of loss of market share to competing medicines.

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

KRYSTEXXA

We have licenses to U.S. and foreign patents and applications covering KRYSTEXXA.  If not otherwise invalidated, those patents expire between 2021 and 2030.  We continue to prosecute and pursue patent protection to obtain additional patent coverage on KRYSTEXXA and its uses.

In the United States, KRYSTEXXA has received twelve years of biologic exclusivity, expiring in 2022.

RAVICTI

We have ownership of U.S. and foreign patents and patent applications covering RAVICTI.  If not otherwise invalidated, those patents expire between 2030 and 2036.  We license our rights to patents and patent applications outside of North America and Japan to Immedica.  We continue to prosecute and pursue patent protection to obtain additional patent coverage on RAVICTI and its uses.

In the United States, RAVICTI received two separate orphan drug exclusivities for two patient populations.  The first of those orphan drug exclusivities expired on February 1, 2020, and the second will expire on April 28, 2024.  Under our settlement and license agreement with Par Pharmaceutical, Inc., Par Pharmaceutical, Inc. may enter the market on July 1, 2025, or earlier in certain circumstances.  We also have a settlement and license agreement with Lupin Limited and Lupin Pharmaceuticals, Inc., or collectively Lupin, pursuant to which Lupin may enter the market on July 1, 2026, or earlier under certain circumstances.

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

PROCYSBI received seven years of market exclusivity, through 2020, for patients six years and older as an orphan drug in the United States, and ten years of market exclusivity, through 2023, as an orphan drug in Europe.  PROCYSBI received seven years of market exclusivity, through 2022, for patients two years of age to less than six years of age, and seven years of market exclusivity, through 2024, for patients one year of age to less than two years of age, as an orphan drug in the United States.  During December 2017, the FDA awarded pediatric exclusivity to PROCYSBI in the United States, which adds an additional six-month exclusivity period to the end of each orphan exclusivity period and patent term covering PROCYSBI.

ACTIMMUNE

We have licenses to U.S. patents covering ACTIMMUNE.  If not otherwise invalidated, those patents expire in 2022.  We continue to prosecute and pursue patent protection to obtain additional patent coverage on ACTIMMUNE and its uses.

RAYOS/LODOTRA

We have an exclusive license to U.S. and foreign patents and patent applications from Vectura covering RAYOS/LODOTRA.  If not otherwise invalidated, those in-licensed patents expire between 2020 and 2028.  We continue to prosecute and pursue additional patent coverage on RAYOS/LODOTRA and its uses.  Under our settlement agreement with Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida), or Teva, Teva may enter the market on December 23, 2022, or earlier under certain circumstances.  Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which is also an affiliate of Vectura.  Under these amendments, we agreed to transfer all economic benefits of LODOTRA in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  These transfer activities are ongoing.

QUINSAIR

We have U.S. and foreign patents and patent applications covering QUINSAIR, as well as licenses from PARI and Tripex Pharmaceuticals, LLC to U.S. and foreign patents and patent applications covering QUINSAIR.  If not otherwise invalidated, those patents expire between 2020 and 2032.  We continue to prosecute and pursue patent protection to obtain additional patent coverage on QUINSAIR and its uses.

QUINSAIR received ten years of market exclusivity in the EU, beginning with its March 2015 marketing authorization and expiring in March 2025.

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

For a description of our legal proceedings related to intellectual property matters, see Note 16 of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

Third-Party Coverage and Reimbursement

In both U.S. and foreign markets, our ability to commercialize our medicines successfully depends in significant part on the availability of coverage and adequate reimbursement to healthcare providers from third-party payers, including, in the United States, government payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers.  Third-party payers are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy.  This is especially true in markets where over-the-counter and generic options exist.  Even if coverage is made available by a third-party payer, the reimbursement rates paid for covered medicines might not be adequate.  For example, third-party payers may use tiered coverage and may adversely affect demand for our medicines by not covering our medicines or by placing them in a more expensive formulary tier relative to competitive medicines (where patients have to pay relatively more out of pocket than for medicines in a lower tier).  We cannot be certain that our medicines will be covered by third-party payers or that such coverage, where available, will be adequate, or that our medicines will successfully be placed on the list of drugs covered by particular health plan formularies.  Many states have also created preferred drug lists for use in their Medicaid programs and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate.  The industry competition to be included on such formularies and preferred drug lists often leads to downward pricing pressures on pharmaceutical companies.  Also, third-party payers may refuse to include a particular branded drug on their formularies or otherwise restrict patient assistance to a branded drug when a less costly generic equivalent or other therapeutic alternative is available.  In addition, because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process.  We may be required to provide scientific and clinical support for the use of any medicine to each third-party payer separately with no assurance that approval would be obtained, and we may need to conduct pharmacoeconomic studies to demonstrate the cost effectiveness of our medicines for formulary coverage and reimbursement.  Even with studies, our medicines may be considered less safe, less effective or less cost-effective than competitive medicines, and third-party payers may not provide coverage and adequate reimbursement for our medicines or our medicine candidates.  These pricing and reimbursement pressures may create negative perceptions to any medicine price increases, or limit the amount we may be able to increase our medicine prices, which may adversely affect our medicine sales and results of operations.  Where coverage and reimbursement are not adequate, physicians may limit how much or under what circumstances they will prescribe or administer such medicines, and patients may decline to purchase them.  This, in turn, could affect our ability to successfully commercialize our medicines and impact our profitability, results of operations, financial condition, and future success.

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

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee.  The application for a clinical trial authorization must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation.  Currently, clinical trial authorization applications must be submitted to the competent authority in each EU Member State in which the trial will be conducted.  Under the new Regulation on Clinical Trials, which is expected to take effect in 2020, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement.  Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees.  Medicines used in clinical trials must be manufactured in accordance with cGMP.  Other national and EU-wide regulatory requirements also apply.

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

The EU and the EEA consist, at the time of writing, of the twenty-seven Member States of the EU (for details on the impact the United Kingdom leaving the EU will have, see the section entitled ‘The Impact of Brexit’ below), plus Norway, Iceland and Liechtenstein which are Member States of the EEA.  These Member States have all acceded to the single market rules governing the supervision of medicinal products.  Under the prevailing rules, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.  There are three procedures for an MA to be obtained:

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

•

Decentralized Procedure MAs are available for products not falling within the mandatory scope of the Centralized Procedure.  An identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS, to lead the evaluation of the regulatory submission.  The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet as distilled from the preliminary evaluation, which are sent to the other Member States (referred to as the Concerned Member States) for their approval.  If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the RMS records the agreement, closes the procedure and informs the applicant accordingly.  Each Member State concerned by the procedure is required to adopt a national decision to grant a national MA in conformity with the approved assessment report, SmPC and the labeling and package leaflet as approved.  Where a product has already been authorized for marketing in a Member State of the EEA, the granted national MA can be used for mutual recognition in other Member States through the Mutual Recognition Procedure, or MRP, resulting in progressive national approval of the product in the EU/EEA.

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

The Impact of Brexit.  The withdrawal of the United Kingdom from the EU (commonly referred to as “Brexit”) took effect on January 31, 2020.  Since a significant portion of the regulatory framework in the United Kingdom applicable to our business and our products is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our products in the United Kingdom and/or the EU.

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

In the EU/EEA, the General Data Protection Regulation (2016/679), or GDPR, went into effect in 2018 and replaced Directive 95/46/EC (the EU Privacy Directive).  The GDPR applies to identified or identifiable personal data processed by automated means (for example, a computer database of customers) and data contained in, or intended to be part of, non-automated filing systems (traditional paper files) as well as transfer of such data to a country outside of the EU/EEA.  Under the GDPR, fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.  The GDPR includes more stringent operational requirements for processors and controllers of personal data and creates additional rights for data subjects. Additionally, Brexit took effect in January 2020, which is also expected to lead to further legislative and regulatory changes.  While the Data Protection Act of 2018, that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

Additionally, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020.  The CCPA has been dubbed the first “GDPR-like” law in the United States since it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households (including health information).  The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. It is unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

“Sunshine” and Marketing Disclosure Laws.  There are an increasing number of federal and state “sunshine” laws that require pharmaceutical manufacturers to make reports to states on pricing and marketing information.  Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, and make periodic public disclosures on sales and marketing activities, and prohibiting certain other sales and marketing practices.  In addition, a similar federal requirement requires manufacturers, including pharmaceutical manufacturers, to track and report to the federal government the following: certain payments and other transfers of value made to physicians, teaching hospitals and, in 2021, other healthcare professionals including physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives; and ownership or investment interests held by physicians and their immediate family members.  The federal government began disclosing the reported information on a publicly available website in 2014.  Certain states, such as Massachusetts, also make the reported information publicly available.  In addition, there are state and local laws that require pharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations.  These laws may adversely affect our sales, marketing, and other activities with respect to our medicines in the United States by imposing administrative and compliance burdens on us.  If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.  In the EU/EEA, declaration of transfers of value to healthcare professionals is subject to the requirements under the voluntary industry code of practice.  France however has a statutory regime similar to the U.S. Sunshine Act.

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

Impact of Healthcare Reform and Recent Public Scrutiny of Drug Pricing on Coverage, Reimbursement, and Pricing.  In the United States and other potentially significant markets for our medicines, federal and state lawmakers and regulatory authorities as well as third-party payers are increasingly attempting to regulate the price of medical products and services, particularly for new and innovative medicines and therapies, which has resulted in delays of coverage decisions, barriers for product access including higher patient copays and in certain cases, leads to lower average net selling prices.  Further, there is increased scrutiny of prescription drug pricing practices by federal and state lawmakers and enforcement authorities.  In addition, there is an emphasis on managed healthcare in the United States and on country-specific and regional pricing and reimbursement controls in the EU, both of which will put additional pressure on medicine pricing, reimbursement and usage, which may adversely affect our future medicine sales and results of operations.  These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our medicines profitably.  Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs (including a number of proposals pertaining to prescription drugs, specifically), improving quality and/or expanding access.  In the United States, some of the additional proposals to reduce the cost of prescription drug prices considered at the federal level include directing Medicare to negotiate directly with manufacturers for the costliest drugs; various Medicare Part D and Medicaid reforms; price reporting transparency; importation rulemaking; an international pricing index proposal to require additional discounts to Medicare, as well as a proposal requiring manufacturers to pay a rebate to the federal government if the price of a Medicare Part B or Part D drug increases more than the rate of inflation. Also at the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients.  For example, in May 2019, CMS issued a final regulation that would require Part D plans to include drug pricing information and lower cost therapeutic alternatives as well as allow “step therapy” in Medicare Advantage for Part B drugs.  While these final measures will require additional rulemaking and action by Congress to pass legislation to become effective, these provisions reinforce the administration’s focus on controlling drug prices.  At the state level, in Massachusetts, the MassHealth program has requested permission from the federal government to use commercial tools, such as a closed formulary, to negotiate more favorable rebate agreements from drug manufacturers.  There also has been particular and increasing legislative and enforcement interest in the United States with respect to drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods.  There have been several recent state and federal lawmaker inquiries, proposed legislation and enacted legislation as was the case in California designed to, among other things, bring more transparency to drug pricing, by requiring drug companies to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increase.  There have also been actions to review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs.  In the United States, the pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the ACA.  The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products.  It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business.  Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA.  These challenges include Executive Orders directing federal agencies with authorities and responsibilities under the ACA, to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices as well as legislation passed by the House of Representatives and Senate, but not yet signed into law, to repeal certain aspects of the ACA.  On October 12, 2017, U.S. President Donald Trump signed another Executive Order directing certain federal agencies (including HHS) to propose regulations or guidelines, such regulations that HHS finalized by HHS in 2019 to permit small businesses to form association health plans, expand the availability of short-term, limited duration insurance, and expand the use of health reimbursement arrangements, which may circumvent some of the requirements for health insurance mandated by the ACA.  In addition, citing legal guidance from the U.S. Department of Justice and the U.S. Department of Health and Human Services, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made.  The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.  Finally, while Congress has not passed comprehensive ACA repeal or replace legislation, the federal income tax legislation signed into law on December 22, 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”.  We continue to evaluate the effect that the ACA and additional actions by Congress to possibly repeal and replace it has on our business.

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

Irish Taxes Applicable to U.S. Holders

Withholding Tax on Dividends.  While we have no current plans to pay dividends, dividends on our ordinary shares would generally be subject to Irish Dividend Withholding Tax, or DWT, at the rate of 25 percent, unless an exemption applies.

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

Employees

As of December 31, 2019, we had approximately 1,200 full-time employees.  Of our employees as of December 31, 2019, approximately 230 were engaged in development, regulatory and manufacturing activities, approximately 740 were engaged in sales and marketing and approximately 230 were engaged in administration, including business development, finance, legal, information systems, facilities and human resources.  None of our employees are subject to a collective bargaining agreement.  We consider our employee relations to be good.

Available Information

We make available free of charge on or through our internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  We also regularly post copies of our press releases as well as copies of presentations and other updates about our business on our website.  Our website address is www.horizontherapeutics.com.  The information contained in or that can be accessed through our website is not part of this Annual Report on Form 10-K.  Information is also available through the Securities and Exchange Commission’s website at www.sec.gov.

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

Our current medicines, and other medicines or medicine candidates that we may develop or acquire, may not attain market acceptance among physicians, patients, healthcare payers or the medical community.  Some of our medicines have not been on the market for an extended period of time, which subjects us to numerous risks as we attempt to increase our market share.  We believe that the degree of market acceptance and our ability to generate revenues from our medicines will depend on a number of factors, including:

•	timing of market introduction of our medicines as well as competitive medicines;
•	efficacy and safety of our medicines;
•	continued projected growth of the markets in which our medicines compete;
•	the extent to which physicians diagnose and treat the conditions that our medicines are approved to treat;
•	prevalence and severity of any side effects;

•	if and when we are able to obtain regulatory approvals for additional indications for our medicines;
•	acceptance by patients, physicians and key specialists;
•	availability of coverage and adequate reimbursement and pricing from government and other third-party payers;
•	potential or perceived advantages or disadvantages of our medicines over alternative treatments, including cost of treatment and relative convenience and ease of administration;
•	strength of sales, marketing and distribution support;
•	the price of our medicines, both in absolute terms and relative to alternative treatments;
•	impact of past and limitation of future medicine price increases;
•	our ability to maintain a continuous supply of our medicines for commercial sale;
•	the effect of current and future healthcare laws;
•	the performance of third-party distribution partners, over which we have limited control; and
•	medicine labeling or medicine insert requirements of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities.

With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales, marketing and clinical strategies, which are intended to expand the patient population and usage of KRYSTEXXA.  This includes our marketing efforts in nephrology and our studies designed to improve the response rate to KRYSTEXXA and to evaluate the use of KRYSTEXXA in kidney transplant patients.  With respect to RAVICTI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI and to encourage patients and physicians to continue RAVICTI therapy once initiated.  With respect to PROCYSBI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation immediate-release cysteamine therapy to PROCYSBI, to identify additional patients with nephropathic cystinosis and to encourage patients and physicians to continue therapy once initiated.  With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to identify additional patients and encourage patients and physicians to continue treatment once initiated. With respect to each of PENNSAID 2% w/w, or PENNSAID 2%, RAYOS, DUEXIS and VIMOVO, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers.  With respect to DUEXIS and VIMOVO, studies indicate that physicians do not commonly co-prescribe gastrointestinal, or GI, protective agents to high-risk patients taking nonsteroidal anti-inflammatory drugs, or NSAIDs.  We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs regarding the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions.  If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS and VIMOVO will be limited.  Some physicians may also be reluctant to prescribe DUEXIS or VIMOVO due to the inability to vary the dose of ibuprofen and naproxen, respectively, or if they believe treatment with NSAIDs or GI protective agents other than those contained in DUEXIS and VIMOVO, including those of its competitors, would be more effective for their patients.  With respect to TEPEZZA, sales will depend on market acceptance and adoption by physicians and healthcare payers, as well as the ability and willingness of physicians who do not have in-house infusion capability to refer patients to infusion sites of care.  If our current medicines or any other medicine that we may seek approval for, or acquire, fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

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

With respect to our rare disease medicines, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE and TEPEZZA, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for label expansion and more effective use through clinical trials.  Our strategy with respect to KRYSTEXXA includes existing rheumatology account growth, new rheumatology account growth and accelerating nephrology growth, as well as development efforts to enhance response rates through combination treatment with methotrexate and to shorten the infusion time.  With respect to RAVICTI and PROCYSBI, our strategy includes accelerating the transition of patients from first-generation therapies, increasing the diagnosis of the associated rare conditions through patient and physician outreach; and increasing compliance rates.  Our commercialization strategy for TEPEZZA is focused on four pillars:  establishing the market structure and simplifying the diagnosis and treatment of thyroid eye disease, or TED, for patients; educating the multiple stakeholders about TED and TEPEZZA; supporting the commercialization of TEPEZZA with our comprehensive approach and its patient-centric model; and facilitating access to TEPEZZA by establishing an infusion site-of-care referral process for treating physicians who may not have infusion capabilities.

We are focusing a significant portion of our commercial activities and resources on TEPEZZA, and we believe our ability to grow our long-term revenues, and a significant portion of the value of our company, relates to our ability to successfully commercialize TEPEZZA in the United States.  As a newly-launched medicine for a disease that had no previously-approved treatments, successful commercialization of TEPEZZA is subject to many risks. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.  While we have established our commercial team and U.S. sales force, we will need to train and further develop the team in order to successfully coordinate the launch and commercialization of TEPEZZA.  There are many factors that could cause the launch and commercialization of TEPEZZA to be unsuccessful, including a number of factors that are outside our control.  Because no medicine has previously been approved by the FDA for the treatment of TED, it is especially difficult to estimate TEPEZZA’s market potential or the time it will take to increase patient and physician awareness of TED and change current treatment paradigms.  In addition, some physicians that are potential prescribers of TEPEZZA do not have the necessary infusion capabilities to administer the medicine and may not otherwise be able or willing to refer their patients to third-party infusion centers, which may discourage them from treating their patients with TEPEZZA.  The commercial success of TEPEZZA depends on the extent to which patients and physicians accept and adopt TEPEZZA as a treatment for TED.  For example, if the patient population suffering from TED is smaller than we estimate, if it proves difficult to identify TED patients or educate physicians as to the availability and potential benefits of TEPEZZA, or if physicians are unwilling to prescribe or patients are unwilling to take TEPEZZA, the commercial potential of TEPEZZA will be limited. We also do not know how physicians, patients and payers will respond to the pricing of TEPEZZA.  Physicians may not prescribe TEPEZZA and patients may be unwilling to use TEPEZZA if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost.  Further, the status of reimbursement codes for TEPEZZA could also affect reimbursement. J codes, Q codes and C codes are reimbursement codes maintained by the Centers for Medicare & Medicaid Services, or CMS, that are typically used to report injectable drugs that ordinarily cannot be self-administered. Initially, TEPEZZA will be reimbursed through a non-specific miscellaneous J code. The non-specific miscellaneous J code is used for a wide variety of products and health plans may have more difficulty determining the actual product used and billed for the patient. As a result, these claims must often be submitted with additional information and manually processed, which can create delays in claims processing times as well as increasing the likelihood for claim errors. These delays and claims errors may in turn slow adoption of TEPEZZA until a product-specific reimbursement code is issued by the CMS.  Thus, significant uncertainty remains regarding the commercial potential of TEPEZZA.  If the launch or commercialization of TEPEZZA is unsuccessful or perceived as disappointing, the price of our ordinary shares could decline significantly and long-term success of the medicine and our company could be harmed.

With respect to our inflammation medicines, PENNSAID 2%, DUEXIS, and VIMOVO, our strategy has included entering into rebate agreements with pharmacy benefit managers, or PBMs, for certain of our inflammation medicines where we believe the rebates and costs justify expanded formulary access for patients and ensuring patient assistance to these drugs when prescribed through our HorizonCares program.  However, we cannot guarantee that we will be able to secure additional rebate agreements on commercially reasonable terms, that expected volume growth will sufficiently offset the rebates and fees paid to PBMs or that our existing agreements with PBMs will have the intended impact on formulary access.  In addition, as the terms of our existing agreements with PBMs expire, we may not be able to renew the agreements on commercially favorable terms, or at all.  For each of our inflammation medicines, we expect that our commercial success will depend on our sales and marketing efforts in the United States, reimbursement decisions by commercial payers, the expense we incur through our patient assistance program for fully bought down contracts and the rebates we pay to PBMs, as well as the impact of numerous efforts at federal, state and local levels to further reduce reimbursement and net pricing of inflammation medicines.

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

Part of our strategy is to continue to build a biopharma company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights.  We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights.  In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities.  As of December 31, 2019, we had approximately 480 sales representatives in the field, consisting of approximately 75 orphan disease sales representatives (including approximately 50 TEPEZZA sales representatives), 170 rheumatology sales specialists and 235 inflammation sales representatives.  We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming.  We also cannot be certain that we will be able to continue to successfully develop this capability.

As we continue to add medicines through development efforts and acquisition transactions, the members of our sales force may have limited experience promoting certain of our medicines.  To the extent we employ an acquired entity’s sales forces to promote acquired medicines, we may not be successful in continuing to retain these employees and we otherwise will have limited experience marketing these medicines under our commercial organization.  In addition, none of the members of our sales force have promoted TEPEZZA or any other medicine for the treatment of TED prior to the launch of TEPEZZA.  We are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense our medicines.  In addition, we must train our sales force to ensure that a consistent and appropriate message about our medicines is being delivered to our potential customers.  Our sales representatives may also experience challenges promoting multiple medicines when we call on physicians and their office staff.  We have experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives.  If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate physicians about the benefits of our medicines and their proper administration and label indication, as well as our patient assistance programs, our efforts to successfully commercialize our medicines could be put in jeopardy, which could have a material adverse effect on our financial condition, share price and operations.

As a result of the evolving role of various constituents in the prescription decision making process, we focus on hiring sales representatives for our inflammation medicines and RAYOS with successful business to business experience.  For example, we have faced challenges due to pharmacists switching a patient’s intended prescription from DUEXIS and VIMOVO to a generic or over-the-counter brand of their active ingredients, despite such substitution being off-label in the case of DUEXIS and VIMOVO.  We have faced similar challenges for PENNSAID 2% and RAYOS with respect to generic brands.  While we believe the profile of our representatives is suited for this environment, we cannot be certain that our representatives will be able to successfully protect our market for PENNSAID 2%, DUEXIS, RAYOS and VIMOVO or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills.  We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel.  To the extent we rely on additional third parties to commercialize any approved medicines, we may receive less revenue than if we commercialized these medicines ourselves.  In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts.  In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization, we may not be able to commercialize our medicines and medicine candidates and execute on our business plan.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality.  For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program.  As concerns continue to grow over the need for tighter oversight, there remains the possibility that the Health Resources and Services Administration or another agency under the U.S. Department of Health and Human Services, or HHS, will propose a similar regulation or that Congress will explore changes to the 340B program through legislation.  For example, a bill was introduced in 2018 that would require hospitals to report their low-income utilization of the program.  Further, the Centers for Medicare & Medicaid Services issued a final rule that would revise the Medicare hospital outpatient prospective payment system for calendar year 2019, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients at the hospital setting and recently announced the same change for physician-based practices under 340B in 2019.  Pursuant to the final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis.  Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program.  With respect to KRYSTEXXA, the “additional rebate” scheme of the 340B pricing rules, as applied to the historical pricing of KRYSTEXXA both before and after we acquired the medicine, have resulted in a 340B ceiling price of one penny.  A material portion of KRYSTEXXA prescriptions (approximately 20 percent) are written by healthcare providers that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales of KRYSTEXXA.

Patients are unlikely to use our medicines unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our medicines.  Third-party payers may limit coverage to specific medicines on an approved list, also known as a formulary, which might not include all of the FDA-approved medicines for a particular indication.  Moreover, a third-party payer’s decision to provide coverage for a medicine does not imply that an adequate reimbursement rate will be approved.  Additionally, one third-party payer’s decision to cover a particular medicine does not ensure that other payers will also provide coverage for the medicine, or will provide coverage at an adequate reimbursement rate.  Even though we have contracts with some PBMs in the United States, that does not guarantee that they will perform in accordance with the contracts, nor does that preclude them from taking adverse actions against us, which could materially adversely affect our operating results.  In addition, the existence of such PBM contracts does not guarantee coverage by such PBM’s contracted health plans or adequate reimbursement to their respective providers for our medicines.  For example, some PBMs have placed certain of our medicines on their exclusion lists from time to time, which has resulted in a loss of coverage for patients whose healthcare plans have adopted these PBM lists.  Additional healthcare plan formularies may also exclude our medicines from coverage due to the actions of certain PBMs, future price increases we may implement, our use of the HorizonCares program or other free medicine programs whereby we assist qualified patients with certain out-of-pocket expenditures for our medicine, including donations to patient assistance programs offered by charitable foundations, or any other co-pay programs, or other reasons.  If our strategies to mitigate formulary exclusions are not effective, these events may reduce the likelihood that physicians prescribe our medicines and increase the likelihood that prescriptions for our medicines are not filled.

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

We may also experience pressure from payers as well as state and federal government authorities concerning certain promotional approaches that we may implement such as our HorizonCares program or any other co-pay programs.  Certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs.  Some state legislatures have been considering proposals that would restrict or ban co-pay coupons.  For example, legislation was recently signed into law in California that would limit the use of co-pay coupons in cases where a lower cost generic drug is available and if individual ingredients in combination therapies are available over the counter at a lower cost.  It is possible that similar legislation could be proposed and enacted in additional states.  If we are unsuccessful with our HorizonCares program or any other co-pay programs, or we alternatively are unable to secure expanded formulary access through additional arrangements with PBMs or other payers, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors.  We may also experience financial pressure in the future which would make it difficult to support investment levels in areas such as managed care contract rebates, HorizonCares and other access tools.

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

Moreover, existing regulatory approvals and any future regulatory approvals that we obtain will be subject to limitations on the approved indicated uses and patient populations for which our medicines may be marketed, the conditions of approval, requirements for potentially costly, post-market testing and requirements for surveillance to monitor the safety and efficacy of the medicines.  Physicians nevertheless may prescribe our medicines to their patients in a manner that is inconsistent with the approved label or that is off-label.  Positive clinical trial results in any of our medicine development programs increase the risk that approved pharmaceutical forms of the same active pharmaceutical ingredients, or APIs, may be used off-label in those indications.  If we are found to have improperly promoted off-label uses of approved medicines, we may be subject to significant sanctions, civil and criminal fines and injunctions prohibiting us from engaging in specified promotional conduct.

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

Following our sale of the rights to RAVICTI outside of North America and Japan to Medical Need Europe AB, part of the Immedica Group, or Immedica, in December 2018, Immedica has marketing and distribution rights to RAVICTI in those regions.  Following our sale of the rights to PROCYSBI in the Europe, Middle East and Africa, or EMEA, regions to Chiesi Farmaceutici S.p.A., or Chiesi, in June 2017, or the Chiesi divestiture, Chiesi has marketing and distribution rights to PROCYSBI in the EMEA regions.  Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.), or Nuvo, has retained its rights to PENNSAID 2% in territories outside of the United States.  In March 2017, Nuvo announced that it had entered into an exclusive license agreement with Sayre Therapeutics PVT Ltd. to distribute, market and sell PENNSAID 2% in India, Sri Lanka, Bangladesh and Nepal, and in December 2017 Nuvo announced that it had entered into a license and distribution agreement with Gebro Pharma AG for the exclusive right to register, distribute, market and sell PENNSAID 2% in Switzerland and Liechtenstein.  Grünenthal GmbH, or Grünenthal, acquired the rights to VIMOVO in territories outside of the United States, including the right to use the VIMOVO name and related trademark from AstraZeneca AB, or AstraZeneca, in October 2018.  We have little or no control over Immedica’s activities with respect to RAVICTI outside of North America and Japan, over Chiesi’s activities with respect to PROCYSBI in the EMEA, over Nuvo’s or its existing and future commercial partners’ activities with respect to PENNSAID 2% outside of the United States, or over Grünenthal’s activities with respect to VIMOVO outside the United States even though those activities could impact our ability to successfully commercialize these medicines.  For example, Immedica or its assignees, Chiesi or its assignees, Nuvo or its assignees or Grünenthal or its assignees can make statements or use promotional materials with respect to RAVICTI, PROCYSBI, PENNSAID 2% or VIMOVO, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell RAVICTI, PROCYSBI, PENNSAID 2% or VIMOVO, respectively, in foreign countries at prices that are dramatically lower than the prices we charge in the United States.  These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States, in particular because Grünenthal is continuing to market VIMOVO outside the United States under the same VIMOVO brand name that we are using in the United States.  In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them.  We also rely on Immedica, Chiesi, Nuvo and Grünenthal or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States, as we have or will have limited access to this information ourselves.

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

We rely on NOF Corporation, or NOF, as our exclusive supplier of the PEGylation agent that is a critical raw material in the manufacture of KRYSTEXXA.  If NOF failed to supply such PEGylation agent, it may lead to KRYSTEXXA supply constraints.  A key excipient used in PENNSAID 2% as a penetration enhancer is dimethyl sulfoxide, or DMSO.  We and Nuvo, our exclusive supplier of PENNSAID 2%, rely on a sole proprietary form of DMSO for which we maintain a substantial safety stock.  However, should this supply become inadequate, damaged, destroyed or unusable, we and Nuvo may not be able to qualify a second source.  We rely on an exclusive supply agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim Biopharmaceuticals, for manufacturing and supply of ACTIMMUNE.  ACTIMMUNE is manufactured by starting with cells from working cell bank samples which are derived from a master cell bank.  We and Boehringer Ingelheim Biopharmaceuticals separately store multiple vials of the master cell bank.  In the event of catastrophic loss at our or Boehringer Ingelheim Biopharmaceuticals’ storage facility, it is possible that we could lose multiple cell banks and have the manufacturing capacity of ACTIMMUNE severely impacted by the need to substitute or replace the cell banks.  We rely on AGC Biologics A/S (formerly known as CMC Biologics A/S), or AGC Biologics, as our exclusive manufacturer of the TEPEZZA drug substance.  If AGC Biologics failed to supply such drug substance, it may lead to TEPEZZA supply constraints.

If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities.  For example, BASF Corporation, or BASF, our manufacturer of one of the APIs in DUEXIS, ibuprofen in a direct compression blend called DC85, previously notified us that it was not able to supply DC85 due to a technical issue at its manufacturing facility in Bishop, Texas during 2018.  During 2019, BASF has supplied us with a limited amount of DC85 and informed us of their intention to return to full supply.  We consider our DUEXIS inventory on hand to be sufficient to meet current and future commercial requirements. However, we cannot guarantee that BASF’s manufacturing facility will return to full operations or that we will be able to enter into a new supply agreement with BASF for DC85.  In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel.  If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our medicines or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our medicines, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our medicines.  To the extent any third-party manufacturers that we engage with respect to our medicines are different from those currently being used for commercial supply in the United States, the FDA will need to approve the facilities of those third-party manufacturers used in the manufacture of our medicines prior to our sale of any medicine using these facilities.

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

While KRYSTEXXA faces limited direct competition, a number of competitors have medicines in Phase 1 or Phase 2 trials, including Selecta Biosciences Inc. which has presented Phase 2 clinical data and is conducting a six-month trial comparing their candidate that uses an immunomodulator to KRYSTEXXA alone. RAVICTI could face competition from a few medicine candidates that are in early-stage development, including a gene-therapy candidate by Ultragenyx Pharmaceutical Inc., a generic taste-masked formulation option of BUPHENYL by ACER Therapeutics Inc., and an enzyme replacement for a specific UCD subtype (ARG) by Aeglea Bio Therapeutics Inc.  PROCYSBI faces competition from Cystagon (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis and Cystaran (cysteamine ophthalmic solution) for treatment of corneal crystal accumulation in patients with cystinosis.  Additionally, we are also aware that AVROBIO, Inc. has an early-stage gene therapy candidate in development for the treatment of cystinosis.  Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED.  While these therapies have not proved effective in treating the underlying disease, and carry with them significant side effects, their off-label use could reduce or delay treatment in the addressable patient population for TEPEZZA.  Immunovant Inc. is also conducting clinical studies of a medicine candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy.  PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2%.  The generic version of Voltaren Gel is the market leader in the topical NSAID category.  Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician.  DUEXIS and VIMOVO face competition from other NSAIDs, including Celebrex®, marketed by Pfizer Inc., and celecoxib, a generic form of the medicine marketed by other pharmaceutical companies.  DUEXIS and VIMOVO also face significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers.  Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS or VIMOVO, despite such substitution being off-label in the case of DUEXIS and VIMOVO.  Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe PENNSAID 2%, DUEXIS, or VIMOVO, those prescriptions may not result in sales.  If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS or generic naproxen and branded Nexium® (esomeprazole) as a substitute for VIMOVO, sales of PENNSAID 2%, DUEXIS and VIMOVO may suffer despite any success we may have in promoting PENNSAID 2%, DUEXIS or VIMOVO to physicians.  In addition, other medicine candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known or FDA approved, may be developed and compete with DUEXIS or VIMOVO, respectively, in the future.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey against Actavis Laboratories UT, Inc., formerly known as Watson Laboratories, Inc., Actavis, Inc. and Actavis plc, or collectively Actavis, who intend to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the FDA’s Orange Book, or the Orange Book.  These cases arise from Paragraph IV Patent Certification notice letters from Actavis advising it had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit.

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s, who intends to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.   The cases arise from Paragraph IV Patent Certification notice letters from Dr. Reddy’s advising that it had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.  On July 30, 2019, the Federal Circuit Court of Appeals denied our request for a rehearing of the Court’s invalidity ruling against the 6,926,907 and 8,557,285 patents for VIMOVO coordinated-release tablets.  As a result, the District Court entered judgment in September 2019 invalidating the ‘907 and ‘285 patents, which ended any restriction against the FDA from granting final approval to Dr. Reddy’s generic version of VIMOVO.  On February 18, 2020, the FDA granted final approval for Dr. Reddy’s generic version of VIMOVO. We anticipate that Dr. Reddy’s will immediately launch its product at-risk notwithstanding the ongoing patent litigation.  Patent litigation is currently pending in the United States District Court for the District of New Jersey against Ajanta Pharma LTD, or Ajanta, intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.

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

BUPHENYL’s composition of matter patent protection and orphan drug exclusivity have expired.  Because BUPHENYL has no regulatory exclusivity or listed patents, there is nothing to prevent a competitor from submitting an ANDA for a generic version of BUPHENYL and receiving FDA approval.  Generic versions of BUPHENYL to date have been priced at a discount relative to RAVICTI, and physicians, patients, or payers may decide that this less expensive alternative is preferable to RAVICTI.  If this occurs, sales of RAVICTI could be materially reduced, but we would nevertheless be required to make royalty payments to Bausch Health Companies Inc. (formerly Ucyclyd Pharma, Inc.), or Bausch, and another external party, at the same royalty rates.  While Bausch and its affiliates are generally contractually prohibited from developing or commercializing new medicines, anywhere in the world, for the treatment of UCD or hepatic encephalopathy, or HE, which are chemically similar to RAVICTI, they may still develop and commercialize medicines that compete with RAVICTI.  For example, medicines approved for indications other than UCD and HE may still compete with RAVICTI if physicians prescribe such medicines off-label for UCD or HE.  We are also aware that Recordati S.p.A (formerly known as Orphan Europe SARL), or Recordati, is conducting clinical trials of carglumic acid to assess the efficacy for acute hyperammonemia in some of the UCD enzyme deficiencies for which RAVICTI is approved for chronic treatment.  Carglumic acid is approved for maintenance therapy for chronic hyperammonemia and to treat hyperammonemic crises in N-acetylglutamate synthase deficiency, a rare UCD subtype, and is sold under the name Carbaglu.  If the results of this trial are successful and Recordati is able to complete development and obtain approval of Carbaglu to treat additional UCD enzyme deficiencies, RAVICTI may face additional competition from this compound.

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

Under the Orphan Drug Act of 1983, the FDA may designate a medicine as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States.  A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval.  PROCYSBI has been granted orphan drug exclusivity by the FDA, which we expect will provide orphan drug marketing exclusivity in the United States until December 2020, with exclusivity for PROCYSBI extending to 2022 for patients ages one to six years.  In addition, TEPEZZA has been granted orphan drug exclusivity for treatment of active (dynamic) phase Graves’ ophthalmopathy, which we expect will provide orphan drug marketing exclusivity in the United States until January 2027.  However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to ensure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition.  Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective.  In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient.  If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering the applicable medicine, we could be subject to generic competition and revenues from the medicine could decrease materially.  In addition, if a subsequent drug is approved for marketing for the same or a similar indication as our medicines despite orphan drug exclusivity, we may face increased competition and lose market share with respect to these medicines.

If we cannot successfully implement our patient assistance programs or increase formulary access and reimbursement for our medicines in the face of increasing pressure to reduce the price of medications, the adoption of our medicines by physicians, patients and payers may decline.

There continues to be immense pressure from healthcare payers, PBMs and others to use less expensive or generic medicines or over-the-counter brands instead of certain branded medicines.  For example, some PBMs have placed certain of our medicines on their exclusion lists from time to time, which has resulted in a loss of coverage for patients whose healthcare plans have adopted these PBM lists.  Additional healthcare plans, including those that contract with these PBMs but use different formularies, may also choose to exclude our medicines from their formularies or restrict coverage to situations where a generic or over-the-counter medicine has been tried first.  Many payers and PBMs also require patients to make co-payments for branded medicines, including many of our medicines, in order to incentivize the use of generic or other lower-priced alternatives instead.  Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispenses an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician.  Because our medicines (other than BUPHENYL and VIMOVO) do not currently have FDA-approved generic equivalents in the United States, we do not believe our medicines should be subject to mandatory generic substitution laws.  We understand that some pharmacies may attempt to obtain physician authorization to switch prescriptions for DUEXIS or VIMOVO to prescriptions for multiple generic medicines with similar APIs to ensure payment for the medicine if the physician’s prescription for the branded medicine is not immediately covered by the payer, despite such substitution being off-label in the case of DUEXIS and VIMOVO.  If these limitations in coverage and other incentives result in patients refusing to fill prescriptions or being dissatisfied with the out-of-pocket costs of their medications, or if pharmacies otherwise seek and receive physician authorization to switch prescriptions, not only would we lose sales on prescriptions that are ultimately not filled, but physicians may be dissuaded from writing prescriptions for our medicines in the first place in order to avoid potential patient non-compliance or dissatisfaction over medication costs, or to avoid spending the time and effort of responding to pharmacy requests to switch prescriptions.

Part of our commercial strategy to increase adoption and access to our medicines in the face of these incentives to use generic alternatives is to offer physicians the opportunity to have patients fill prescriptions through independent pharmacies participating in our HorizonCares patient assistance program, including shipment of prescriptions to patients.  We also have contracted with a third-party prescription clearinghouse that offers physicians a single point of contact for processing prescriptions through these independent pharmacies, reducing physician administrative costs, increasing the fill rates for prescriptions and enabling physicians to monitor refill activity.  Through HorizonCares, financial assistance may be available to reduce eligible patients’ out-of-pocket costs for prescriptions filled.  Because of this assistance, eligible patients’ out-of-pocket cost for our medicines when dispensed through HorizonCares may be significantly lower than such costs when our medicines are dispensed outside of the HorizonCares program.  However, to the extent physicians do not direct prescriptions currently filled through traditional pharmacies, including those associated with or controlled by PBMs, to pharmacies participating in our HorizonCares program, we may experience a significant decline in PENNSAID 2%, DUEXIS and VIMOVO prescriptions.  Our ability to increase utilization of our patient assistance programs will depend on physician and patient awareness and comfort with the programs, and we have limited ability to influence whether physicians use our patient assistance programs to prescribe our medicines or whether patients will agree to receive our medicines through our HorizonCares program.  In addition, the HorizonCares program is not available to federal health care program (such as Medicare and Medicaid) beneficiaries.  We have also contracted with certain PBMs and other payers to secure formulary status and reimbursement for certain of our inflammation medicines, which generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.  While we have business relationships with two of the largest PBMs, Express Scripts, Inc., or Express Scripts, and CVS Caremark, as well as a rebate agreement with another PBM, Prime Therapeutics LLC, and we believe these agreements will secure formulary status for certain of our medicines, we cannot guarantee that we will be able to agree to terms with other PBMs and other payers, or that such terms will be commercially reasonable to us.  Despite our agreements with PBMs, the extent of formulary status and reimbursement will ultimately depend to a large extent upon individual healthcare plan formulary decisions.  If healthcare plans that contract with PBMs with which we have agreements do not adopt formulary changes recommended by the PBMs with respect to our medicines, we may not realize the expected access and reimbursement benefits from these agreements.  In addition, we generally pay higher rebates for prescriptions covered under plans that adopt a PBM-chosen formulary than for plans that adopt custom formularies.  Consequently, the success of our PBM contracting strategy will depend not only on our ability to expand formulary adoption among healthcare plans, but also upon the relative mix of healthcare plans that have PBM-chosen formularies versus custom formularies.  If we are unable to realize the expected benefits of our contractual arrangements with the PBMs we may continue to experience reductions in net sales from our inflammation medicines and/or reductions in net pricing for our inflammation medicines due to increasing patient assistance costs.  If we are unable to increase adoption of HorizonCares for filling prescriptions of our medicines and to secure formulary status and reimbursement through arrangements with PBMs and other payers, particularly with healthcare plans that use custom formularies, our ability to achieve net sales growth for our inflammation medicines would be impaired.

There has been negative publicity and inquiries from Congress and enforcement authorities regarding the use of specialty pharmacies and drug pricing.  Our patient assistance programs are not involved in the prescribing of medicines and are solely to assist in ensuring that when a physician determines one of our medicines offers a potential clinical benefit to their patients and they prescribe one for an eligible patient, financial assistance may be available to reduce the patient’s out-of-pocket costs.  In addition, all pharmacies that fill prescriptions for our medicines are fully independent, including those that participate in HorizonCares.  We do not own or possess any option to purchase an ownership stake in any pharmacy that distributes our medicines, and our relationship with each pharmacy is non-exclusive and arm’s length.  All of our sales are processed through pharmacies independent of us.  Despite this, the negative publicity and interest from Congress and enforcement authorities regarding specialty pharmacies may result in physicians being less willing to participate in our patient assistance programs and thereby limit our ability to increase patient assistance and adoption of our medicines.

We may also encounter difficulty in forming and maintaining relationships with pharmacies that participate in our patient assistance programs.  We currently depend on a limited number of pharmacies participating in HorizonCares to fulfill patient prescriptions under the HorizonCares program.  If these HorizonCares participating pharmacies are unable to process and fulfill the volume of patient prescriptions directed to them under the HorizonCares program, our ability to maintain or increase prescriptions for our medicines will be impaired.  The commercialization of our medicines and our operating results could be affected should any of the HorizonCares participating pharmacies choose not to continue participation in our HorizonCares program or by any adverse events at any of those HorizonCares participating pharmacies.  For example, pharmacies that dispense our medicines could lose contracts that they currently maintain with managed care organizations, or MCOs, including PBMs.  Pharmacies often enter into agreements with MCOs.  They may be required to abide by certain terms and conditions to maintain access to MCO networks, including terms and conditions that could limit their ability to participate in patient assistance programs like ours.  Failure to comply with the terms of their agreements with MCOs could result in a variety of penalties, including termination of their agreement, which could negatively impact the ability of those pharmacies to dispense our medicines and collect reimbursement from MCOs for such medicines.

The HorizonCares program may implicate certain federal and state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.  We have a comprehensive compliance program in place to address adherence with various laws and regulations relating to the selling, marketing and manufacturing of our medicines, as well as certain third-party relationships, including pharmacies.  Specifically, with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in the HorizonCares program, to confirm their activities, adjudication and practices are consistent with our compliance policies and guidance.  Despite our compliance efforts, to the extent the HorizonCares program is found to be inconsistent with applicable laws or the pharmacies that participate in our patient assistance programs do not comply with applicable laws, we may be required to restructure or discontinue such programs, terminate our relationship with certain pharmacies, or be subject to other significant penalties.  In November 2015, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents and information related to our patient assistance programs and other aspects of our marketing and commercialization activities.  We are unable to predict how long this investigation will continue or its outcome, but we have incurred and anticipate that we may continue to incur significant costs in connection with the investigation, regardless of the outcome.  We may also become subject to similar investigations by other governmental agencies or Congress.  The investigation by the U.S. Attorney’s Office and any additional investigations of our patient assistance programs and sales and marketing activities may result in damages, fines, penalties, exclusion, additional reporting requirements and/or oversight or other administrative sanctions against us.

If the cost of maintaining our patient assistance programs increases relative to our sales revenues, we could be forced to reduce the amount of patient financial assistance that we offer or otherwise scale back or eliminate such programs, which could in turn have a negative impact on physicians’ willingness to prescribe and patients’ willingness to fill prescriptions of our medicines.  While we believe that our arrangements with PBMs will result in broader inclusion of certain of our inflammation medicines on healthcare plan formularies, and therefore increase payer reimbursement and lower our cost of providing patient assistance programs, these arrangements generally require us to pay administrative and rebate payments to the PBMs and/or other payers and their effectiveness will ultimately depend to a large extent upon individual healthcare plan formulary decisions that are beyond the control of the PBMs.  If our arrangements with PBMs and other payers do not result in increased prescriptions and reductions in our costs to provide our patient assistance programs that are sufficient to offset the administrative fees and rebate payments to the PBMs and/or other payers, our financial results may continue to be harmed.

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

A variety of risks associated with operating our business internationally could adversely affect our business.

In addition to our U.S. operations, we have operations in Ireland, Bermuda, the Grand Duchy of Luxembourg, or Luxembourg, Switzerland, Germany and in Canada.  We face risks associated with our international operations, including possible unfavorable political, tax and labor conditions, which could harm our business.  We are subject to numerous risks associated with international business activities, including:

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

Our business activities outside of the United States are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate.  The FCPA and similar anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business.  The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls.  As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments.  Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA.  Recently the SEC and the U.S. Department of Justice, or DOJ, have increased their FCPA enforcement activities with respect to pharmaceutical companies.  In addition, under the Dodd–Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award.  We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls.  However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws.  In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions.  Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.

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

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity.  As of December 31, 2019, we employed approximately 1,200 full-time employees, including approximately 480 sales representatives, representing a substantial change to the size of our organization.  We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives.  Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

We have also broadened our acquisition strategy to include development-stage assets or programs, which entails additional risk to us.  For example, if we are unable to identify programs that ultimately result in approved medicines, we may spend material amounts of our capital and other resources evaluating, acquiring and developing medicines that ultimately do not provide a return on our investment.  We have less experience evaluating development-stage assets and may be at a disadvantage compared to other entities pursuing similar opportunities.  Regardless, development-stage programs generally have a high rate of failure and we cannot guarantee that any such programs will ultimately be successful.  While we have significantly enhanced out research and development function over the last two years, we may need to enhance our clinical development and regulatory functions to properly evaluate and develop earlier-stage opportunities, which may include recruiting personnel that are knowledgeable in therapeutic areas we have not yet pursued.  If we are unable to acquire promising development-stage assets or eventually obtain marketing approval for them, we may not be able to create a meaningful pipeline of new medicines and eventually realize a return on our investments.

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

We are subject to contractual obligations under an amended and restated license agreement with the Regents of the University of California, San Diego, or UCSD, as amended, with respect to PROCYSBI.  To the extent that we fail to perform our obligations under the agreement, UCSD may, with respect to applicable indications, terminate the license or otherwise cause the license to become non-exclusive.  If this license was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI in other indications, and could impact our ability to continue commercializing PROCYSBI in its approved indications.

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

Our parent company is incorporated in Ireland and has subsidiaries maintained in multiple jurisdictions, including Ireland, the United States, Switzerland, Luxembourg, Germany, Canada and Bermuda.  We are able to achieve a favorable tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with the use of intra-company service and transfer pricing agreements, each on an arm’s length basis. Our effective tax rate may be different than experienced in the past due to numerous factors including, changes to the tax laws of jurisdictions that we operate in, the enactment of new tax treaties or changes to existing tax treaties, changes in the mix of our profitability from jurisdiction to jurisdiction, the implementation of the EU Anti-Tax Avoidance Directive (see further discussion below), the implementation of the Bermuda Economic Substance Act 2018 (effective December 31, 2018) and our inability to secure or sustain acceptable agreements with tax authorities (if applicable).  Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.  Taxing authorities, such as the U.S. Internal Revenue Service, or IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry.  We expect that these challenges will continue as a result of the recent increase in scrutiny and political attention on corporate tax structures.  The IRS and/or the Irish tax authorities may challenge our structure and transfer pricing arrangements through an audit or lawsuit.  Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business.  We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome.  If we are unsuccessful in defending such a challenge, we may be required to pay taxes for prior periods, as well as interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our medicines or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The IRS may not agree with our conclusion that our parent company should be treated as a foreign corporation for U.S. federal income tax purposes following the combination of the businesses of Horizon Pharma, Inc., or HPI, our predecessor,and Vidara.

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

In July 2018, the IRS issued regulations under Section 7874.  We do not believe that our classification as a foreign corporation for U.S. federal income tax purposes is affected by Section 7874 or the regulations thereunder, though the IRS may disagree.

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

In addition, the Organization for Economic Co-operation and Development, or the OECD, released its Base Erosion and Profit Shifting project final report on October 5, 2015.  This report provides the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on intra-company debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction).  Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions.  On June 7, 2017, several countries, including many countries that we operate and have subsidiaries in, participated in the signing ceremony adopting the OECD’s Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting, commonly referred to as the MLI.  The MLI came into effect on July 1, 2018.  In January 2019, Ireland deposited the instrument of ratification of Ireland’s MLI choices with the OECD.  Ireland’s MLI came into force on May 1, 2019, however the provisions in respect of withholding taxes and other taxes levied by Ireland did not come into effect for us until January 1, 2020 (with application also depending on whether the MLI has been ratified in other jurisdictions whose tax treaties with Ireland are affected).  The MLI may modify affected tax treaties making it more difficult for us to obtain advantageous tax-treaty benefits.  The number of affected tax treaties could eventually be in the thousands.  As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than it is currently taxed, which may increase our effective tax rate.

The Irish Finance Act 2019, or Finance Act 2019, which was signed into law on December 22, 2019, introduced changes to Ireland’s transfer pricing rules, which came into force with effect from January 1, 2020.  The changes introduce the 2017 version of the OECD Transfer Pricing Guidelines, or 2017 OECD Guidelines, as the reference guidelines for Ireland’s domestic transfer pricing regime.  The 2017 OECD Guidelines were already applicable under Ireland’s international tax treaties and therefore the introduction of these guidelines should only affect transactions with non-tax treaty countries.  In addition to updating Irish tax law for the 2017 OECD Guidelines, these changes also extend the transfer pricing rules to certain non-trading transactions and to certain capital transactions.  We have restructured certain intercompany arrangements, such that we do not expect there to be a material impact on our effective tax rate as a result of the introduction of these provisions.

On July 12, 2016, the Anti-Tax Avoidance Directive, or ATAD, was formally adopted by the Economic and Financial Affairs Council of the EU.  The stated objective of the ATAD is to provide for the effective and swift coordinated implementation of anti-base erosion and profit shifting measures at EU level.  Like all directives, the ATAD is binding as to the results it aims to achieve though EU Member States are free to choose the form and method of achieving those results.  In addition, the ATAD contains a number of optional provisions that present an element of choice as to how it will be implemented into law.  On December 25, 2018, the Finance Act 2018 was signed into Irish law, which introduced certain elements of the ATAD, such as the Controlled Foreign Company, or CFC, regime, into Irish law.  The CFC regime became effective as of January 1, 2019.  The ATAD also set out a high-level framework for the introduction of Anti-hybrid provisions.  Finance Act 2019 introduced Anti-hybrid legislation in Ireland with effect from January 1, 2020.  We do not expect these legislative changes to have a material impact on our effective tax rate.  The timing of the introduction into Irish tax law of further ATAD measures, such as the interest limitation rules, is unclear.  Although it is difficult at this stage to determine with precision the impact that these remaining provisions will have, their implementation could materially increase our effective tax rate.

On December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the Tax Act) that significantly revised the Code in the United States.  The Tax Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), implementation of a “base erosion anti-abuse tax” which requires U.S. corporations to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates, taxation of certain non-U.S. corporations’ earnings considered to be “global intangible low taxed income”, or GILTI, repeal of the alternative minimum tax, or AMT, for corporations and changes to a taxpayer’s ability to either utilize or refund the AMT credits previously generated, changes to the limitation on deductions for certain executive compensation particularly with respect to the removal of the previously allowed performance based compensation exception, changes in the attribution rules relating to shareholders of certain “controlled foreign corporations”, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  For example, U.S. federal income tax law resulting in additional taxes owed by U.S. shareholders under the GILTI rules, together with the Tax Act’s change to the attribution rules related to “controlled foreign corporations” may discourage U.S. investors from owning or acquiring 10% or greater of our outstanding ordinary shares, which other shareholders may have viewed as beneficial or may otherwise negatively impact the trading price of our ordinary shares.  We are unable to predict what federal tax law may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden and cost of tax compliance.  We urge our shareholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our ordinary shares.

On December 20, 2018, the U.S. Treasury issued Proposed Regulations under Section 267A of the Code, or Section 267A Proposed Regulations, to clarify certain aspects of Section 267A of the Code (commonly referred to as the “Anti-Hybrid Rules”). The Section 267A Proposed Regulations were the first administrative guidance on Section 267A of the Code and provided several rules which expanded the reach and scope of the Anti-Hybrid Rules particularly involving the payment of interest and royalties by certain branches, reverse hybrid entities, and other hybrid mismatch arrangements.  While Section 267A of the Code does not appear to apply to us, we will assess the impact of the Anti-Hybrid Rules if and when the 267A Final Regulations are issued.  To the extent that the Anti-Hybrid Rules under the 267A Final Regulations are applicable to us, such application could have a material impact on our effective tax rate.

On March 4, 2019, the U.S. Treasury issued Proposed Regulations under Section 250 of the Code, which provide guidance on both the computation of the deductions for GILTI and “foreign-derived intangible income”, or FDII, and the determination of FDII.  We do not expect to be subject to the GILTI inclusion nor is it expected that the potential FDII deduction would have a material impact on our effective tax rate.

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel.  We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our executive officers.  In order to retain valuable employees at our company, in addition to salary and annual cash incentives, we provide a mix of performance stock units, or PSUs, that vest subject to attainment of specified corporate performance goals and continued services, stock options and restricted stock units, or RSUs, that vest over time subject to continued services.  The value to employees of PSUs, stock options and RSUs will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

We are, with respect to our current medicines, and will be, with respect to any other medicine or medicine candidate for which we obtain FDA or EMA approval or which we acquire, subject to ongoing FDA or EMA obligations and continued regulatory review, which may result in significant additional expense.  Additionally, any other medicine candidate, if approved by the FDA or EMA, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA.  Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA.  While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, and delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.  On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017.  While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

In addition, drug pricing by pharmaceutical companies has come under increased scrutiny.  Specifically, there have been several recent state and U.S. Congressional inquiries, proposed federal and state legislation and state laws enacted designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increase, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies.  For example, legislation signed into law in 2017 in California requires drug manufactures to provide advance notice and explanation to state regulators, health plans and insurers and PBMs for price increases of more than 16% over two years.  Moreover, in May 2018, the Trump administration released its “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs”, or Blueprint.  The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent.  The recommendations in the Blueprint if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D.  Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  The majority of our medicines are purchased by private payers, and much of the focus of pending legislation is on government program reimbursement.  Most recently, the Office of Inspector General of HHS published a Proposed Rule in January 2019 that would, among other items, eliminate the current safe harbor protection under the Anti-Kickback Statute for pharmaceutical manufacturer rebates to Medicare Part D plans, Medicaid MCOs and the PBMs with which such entities contract.  Although this Proposed Rule was withdrawn by the Administration, in July 2019 a similar provision was included in legislation currently being considered in the United States Senate. We cannot know what form any such action may take, the likelihood it would be executed, enacted, effectuated or implemented or the market’s perception of how such legislation or regulation would affect us.  Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers.  The Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process, through regulation or other future legislation.  In September 2019, Speaker of the House Nancy Pelosi introduced legislation that would in part, require the HHS Secretary to identify 250 drugs that “lack price competition” and therefore would be subject to government price negotiation. The proposal defines a drug that lacks price competition as a brand-name drug that does not have a generic or biosimilar competitor on the market.  Under the proposal, the HHS Secretary would directly negotiate with drug manufacturers to establish a maximum fair price. In December 2019, the Further Consolidated Appropriations Act was signed into law which included the Creating and Restoring Equal Access to Equivalent Samples Act, or CREATES Act.  The CREATES Act allows generic drug manufacturers to bring suit against a brand name manufacturer to compel the provision of brand samples if the generic manufacturer has made a request for samples and the brand manufacturer fails to deliver sufficient quantities of the sample on commercially reasonable, market-based terms within 31 days of receipt of the request.  The United States Senate is also considering legislation that would, among other changes to Medicare reimbursement, require manufacturers to report to the HHS Secretary information to justify price increases.  The HHS would make the price justification information available to the public.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

We are subject, directly or indirectly, to federal and state healthcare fraud and abuse, transparency laws and false claims laws.  Prosecutions under such laws have increased in recent years and we may become subject to such litigation.  If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

In the United States, we are subject directly, or indirectly or through our customers, to various state and federal fraud and abuse and transparency laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, civil monetary penalty statutes prohibiting beneficiary inducements, and similar state and local laws, federal and state privacy and security laws, sunshine laws, government price reporting laws, and other fraud laws.  Some states, such as Massachusetts, make certain reported information public.  In addition, there are state and local laws that require pharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations.  Collectively, these laws may affect, among other things, our current and proposed sales, marketing and educational programs, as well as other possible relationships with customers, pharmacies, physicians, payers, and patients.  We are subject to similar laws in the EU/European Economic Area, including the EU General Data Protection Regulation (2016/679), or GDPR, under which fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

Compliance with these laws, including the development of a comprehensive compliance program, is difficult, costly and time consuming.  Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws.  Moreover, state governmental agencies may propose or enact laws and regulations that extend or contradict federal requirements.  These risks may be increased where there are evolving interpretations of applicable regulatory requirements, such as those applicable to manufacturer co-pay programs.  Pharmaceutical manufacturer co-pay programs, including pharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations, are the subject of ongoing litigation, enforcement actions and settlements (involving other manufacturers and to which we are not a party) and evolving interpretations of applicable regulatory requirements and certain state laws, and any change in the regulatory or enforcement environment regarding such programs could impact our ability to offer such programs.  If we are unsuccessful with our HorizonCares programs, any other co-pay programs, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors, or be subject to significant penalties.  We are engaged in various business arrangements with current and potential customers, and we can give no assurance that such arrangements would not be subject to scrutiny under such laws, despite our efforts to properly structure such arrangements.  Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend our business activities against enforcement or litigation.  Further, we cannot give any assurances that prior business activities or arrangements of other companies that we acquire will not be scrutinized or subject to enforcement or litigation.

There has also been a trend of increased federal and state regulation of payments made to physicians and other healthcare providers.  The ACA, among other things, imposed reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.  In November 2019, HHS published a final 2020 Physician Fee Schedule rule which for calendar year 2021, expands the definition of “covered recipients” for which reporting of payments and transfers is required, to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives.  Failure to submit required information may result in significant civil monetary penalties.

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

Undesirable side effects caused by any medicine candidate that we develop could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs.  With respect to KRYSTEXXA, the most commonly reported serious adverse reactions in the pivotal trial were gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis, exacerbation of pre-existing congestive heart failure and vomiting.  With respect to RAVICTI, the most common side effects are diarrhea, nausea, decreased appetite, gas, vomiting, high blood levels of ammonia, headache, tiredness and dizziness.  The most common adverse events reported in a Phase 2 clinical trial of PENNSAID 2% were application site reactions, such as dryness, exfoliation, erythema, pruritus, pain, induration, rash and scabbing.  With respect to PROCYSBI, the most common side effects include vomiting, nausea, abdominal pain, breath odor, diarrhea, skin odor, fatigue, rash and headache.  In our two Phase 3 clinical trials with DUEXIS, the most commonly reported treatment-emergent adverse events were nausea, dyspepsia, diarrhea, constipation and upper respiratory tract infection.  The most common side effects observed in pivotal trials for ACTIMMUNE were “flu-like” or constitutional symptoms such as fever, headache, chills, myalgia and fatigue.  The most commonly reported treatment-emergent adverse events in the Phase 3 clinical trials with RAYOS included flare in rheumatoid arthritis related symptoms, abdominal pain, nasopharyngitis, headache, flushing, upper respiratory tract infection, back pain and weight gain.  In Phase 3 endoscopic registration clinical trials with VIMOVO, the most commonly reported treatment-emergent adverse events were erosive gastritis, dyspepsia, gastritis, diarrhea, gastric ulcer, upper abdominal pain, nausea and upper respiratory tract infection.  In our Phase 3 clinical trial evaluating TEPEZZA for the treatment of active TED, the most commonly reported treatment-emergent adverse events were muscle spasms, nausea, alopecia, diarrhea, fatigue, hyperglycemia, hearing impairment, dysgeusia, headache and dry skin.

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

We have agreements with third-party contract research organizations, or CROs, to conduct our clinical programs, including those required for post-marketing commitments, and we expect to continue to rely on CROs for the completion of on-going and planned clinical trials.  We may also have the need to enter into other such agreements in the future if we were to develop other medicine candidates or conduct clinical trials in additional indications for our existing medicines.  We also rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities.  Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol.  We, our CROs and our academic research organizations are required to comply with current GCP or ICH regulations.  The FDA enforces these GCP or ICH regulations through periodic inspections of trial sponsors, principal investigators and trial sites.  If we or our CROs or collaborators fail to comply with applicable GCP or ICH regulations, the data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications.  We cannot assure that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCP or ICH regulations.  In addition, our clinical trials must be conducted with medicine produced under cGMP regulations, and may require a large number of test subjects.  Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.  Moreover, our business may be implicated if any of our CROs or collaborators violates federal or state fraud and abuse or false claims laws and regulations or privacy and security laws.  We must also obtain certain third-party institutional review board, or IRB, and ethics committee approvals in order to conduct our clinical trials.  Delays by IRBs and ethics committees in providing such approvals may delay our clinical trials.

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

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain.  Failure can occur at any time during the clinical trial process.  The results of pre-clinical studies and early clinical trials of potential medicine candidates may not be predictive of the results of later-stage clinical trials.  Medicine candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical testing.  For example, in December 2016, we announced that the Phase 3 trial, Safety, Tolerability and Efficacy of ACTIMMUNE Dose Escalation in Friedreich’s ataxia, evaluating ACTIMMUNE for the treatment of Friedreich’s ataxia did not meet its primary endpoint.  Additionally, we discontinued our ACTIMMUNE investigator-initiated trials in oncology to focus on our strategic pipeline where we see more promise and long-term intellectual property.

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

We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business.  The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks.  Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public.  Cyberattacks are increasing in their frequency, sophistication and intensity.  Cyberattacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability.  Our business partners face similar risks and any security breach of their systems could adversely affect our security posture.  A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue.  Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property.

Despite significant efforts to create security barriers to the above described threats, it is impossible for us to entirely mitigate these risks.  We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred.  In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, fines imposed by regulators, lost revenues due to decrease in customer trust and network downtime, increases in insurance premiums due to cybersecurity incidents and damages to our reputation because of any such incident.  While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify vulnerabilities or breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us.  In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

We are subject to extensive laws and regulations related to data privacy, and our failure to comply with these laws and regulations could harm our business.

We are subject to laws and regulations governing data privacy and the protection of personal information.  These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data.  There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject.  For example, the collection and use of personal health data in the EU is governed by the GDPR.  The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data.  The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States, provides an enforcement authority and imposes potentially large monetary penalties for noncompliance.  The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information.  The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third-party service providers process, including in clinical trials conducted in the United States and EU.  In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

Additionally, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020.  The CCPA has been dubbed the first “GDPR-like” law in the United States since it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches.  It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.  As we expand our operations and trials (both preclinical or clinical), the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States.  Other states are beginning to pass similar laws.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.  Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly.

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

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses.

We have financed our operations primarily through equity and debt financings and have incurred significant operating losses.  We recorded operating income of $126.6 million for the year ended December 31, 2019, operating income of $37.9 million for the year ended December 31, 2018 and an operating loss of $339.4 million for the year ended December 31, 2017.  We recorded net income of $573.0 million for the year ended December 31, 2019, a net loss of $38.4 million for the year ended December 31, 2018 and a net loss of $350.1 million for the year ended December 31, 2017. As of December 31, 2019, we had an accumulated deficit of $605.7 million.  Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting.  Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.  While we anticipate that we will generate operating profits in the future, whether we can accomplish this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

We have limited sources of revenues and significant expenses.  We cannot be certain that we will achieve or sustain profitability, which would depress the market price of our ordinary shares and could cause our investors to lose all or a part of their investment.

Our ability to achieve and sustain profitability depends upon our ability to generate sales of our medicines.  The commercialization of our medicines has been primarily in the United States.  We may never be able to successfully commercialize our medicines or develop or commercialize other medicines in the United States, which we believe represents our most significant commercial opportunity.  Our ability to generate future revenues depends heavily on our success in:

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

As of December 31, 2019, we had $1,352.8 million book value, or $1,418.0 million aggregate principal amount of indebtedness, including $418.0 million in secured indebtedness.  In March 2019, we received $200.0 million of commitments under a new revolving credit facility under our credit agreement.  In December 2019, we borrowed approximately $418.0 million aggregate principal amount of loans pursuant to an amendment to our credit agreement to refinance the then outstanding senior secured term loans of approximately $418.0 million under our credit agreement. In July 2019, we issued $600.0 million aggregate principal amount of 5.500% Senior Notes due 2027, or the 2027 Senior Notes.  In March 2015, we issued $400.0 million aggregate principal amount of 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes.  Accordingly, we have a significant amount of debt outstanding on a consolidated basis.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or business operations, seek additional capital or restructure or refinance our indebtedness.  We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of existing or future debt agreements, including the indenture that governs the 2027 Senior Notes and the credit agreement.  In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three-year period), the corporation’s ability to use pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change income may be limited.  We continue to carry forward our annual limitation resulting from an ownership change date of August 2, 2012.  The limitation on pre-change net operating losses incurred prior to the August 2, 2012 change date is approximately $7.7 million for 2020 through 2028.  In addition, we recognized $32.2 million of federal net operating losses, $2.2 million of state net operating losses and $9.5 million of federal tax credits following our acquisition of River Vision Development Corp.  These acquired federal net operating losses and tax credits are subject to an annual limitation of $2.6 million.  The net operating loss carryforward and tax credit carryforward limitations are cumulative such that any use of the carryforwards below the limitations in one year will result in a corresponding increase in the limitations for the subsequent tax year.  Under the Tax Act, U.S. federal net operating losses incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in taxable years beginning after December 31, 2017 is limited to 80 percent of the current year’s taxable income.  It remains uncertain if and to what extent various U.S. states will conform to the Tax Act.

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

The United Kingdom’s referendum to leave the EU and the United Kingdom’s exit from the EU on January 31, 2020, or “Brexit,” has caused and may continue to cause disruptions to capital and currency markets worldwide.  The full impact of Brexit, however, remains uncertain.  Pursuant to the formal withdrawal arrangements agreed to between the United Kingdom and the EU, the United Kingdom will be subject to a transition period, or Transition Period, until December 31, 2020, during which EU rules will continue to apply.  Negotiations between the United Kingdom and the EU are expected to continue in relation to the customs and trading relationship between the United Kingdom and the EU following the expiry of the Transition Period.  During this period of negotiation and afterwards, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as political uncertainty.  Brexit may also have a detrimental effect on our customers, distributors and suppliers, which would, in turn, adversely affect our revenues and financial condition.

At December 31, 2019, we had $1,076.3 million of cash and cash equivalents consisting of cash and money market funds.  While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2019, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.  Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

If the London Inter-Bank Offered Rate, or LIBOR, is discontinued, interest payments under our credit agreement may be calculated using another reference rate.

In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021.  In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities.  Although there have been certain issuances utilizing SOFR, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR.  LIBOR is used as a benchmark rate throughout our credit agreement, and our credit agreement does not address all circumstances in which LIBOR ceases to be published.  There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on us are not known.  The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, the effectiveness of related transactions such as hedges, uncertainty under applicable documentation, including the credit agreement, or difficult and costly processes to amend such documentation.  As a result, our ability to refinance our credit agreement or other indebtedness or to hedge our exposure to floating rate instruments may be impaired, which would adversely affect the operations of our business.

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

Our failure to comply with any of the covenants could result in a default under the credit agreement or the indenture governing the 2027 Senior Notes, which could permit the administrative agent or the trustee, as applicable, or permit the lenders or the holders of the 2027 Senior Notes to cause the administrative agent or the trustee, as applicable, to declare all or part of any outstanding senior secured term loans or revolving loans, or the 2027 Senior Notes to be immediately due and payable or to exercise any remedies provided to the administrative agent or the trustee, including, in the case of the credit agreement proceeding against the collateral granted to secure our obligations under the credit agreement.  An event of default under the credit agreement or the indenture governing the 2027 Senior Notes could also lead to an event of default under the terms of the other agreements and the indenture governing our Exchangeable Senior Notes.  Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.

If intangible assets that we have recorded in connection with our acquisition transactions become impaired, we could have to take significant charges against earnings.

In connection with the accounting for our various acquisition transactions, we have recorded significant amounts of intangible assets.  Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill has been impaired.  Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator.  For example, during the year ended December 31, 2018, we recorded an impairment of $33.6 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America.  Such impairment and any reduction or other impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey against Actavis, who intend to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book.  These cases arise from Paragraph IV Patent Certification notice letters from Actavis advising they had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit.  For a more detailed description of the PENNSAID 2% litigation, see Note 16, Legal Proceedings, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against Dr. Reddy’s intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.  The cases arise from Paragraph IV Patent Certification notice letters from Dr. Reddy’s, advising that it had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.  On July 30, 2019, the Federal Circuit Court of Appeals denied our request for a rehearing of the Court’s invalidity ruling against the 6,926,907 and 8,557,285 patents for VIMOVO coordinated-release tablets.  As a result, the District Court entered judgment in September 2019 invalidating the ‘907 and ‘285 patents, which ended any restriction against the FDA from granting final approval to Dr. Reddy’s generic version of VIMOVO.  On February 18, 2020, the FDA granted final approval for Dr. Reddy’s generic version of VIMOVO. We anticipate that Dr. Reddy’s will immediately launch its product at-risk notwithstanding the ongoing patent litigation. Patent litigation is currently pending in the United States District Court for the District of New Jersey against Ajanta intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.  For a more detailed description of the VIMOVO litigation, see Note 16, Legal Proceedings, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

Patent litigation is currently pending in the United States District Court for the District of Delaware against Alkem, who intends to market a generic version of DUEXIS prior to the expiration of certain of our patents listed in the Orange Book.  This case arises from Paragraph IV Patent Certification notice letters from Alkem advising it had filed an ANDA with the FDA seeking approval to market a generic version of DUEXIS before the expiration of the patents-in-suit.  For a more detailed description of the DUEXIS litigation, see Note 16, Legal Proceedings, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

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

We are subject to contractual obligations under our amended and restated license agreement with UCSD, as amended, with respect to PROCYSBI.  If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI in other indications, and could impact our ability to continue commercializing PROCYSBI in its approved indications.

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

We hold an exclusive, worldwide license from F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, to patents and know-how for TEPEZZA.  We also have exclusive sub-licenses for rights licensed to Roche for TEPEZZA by certain third-party licensors.  Roche may have the right to terminate the license upon our breach, if not cured within a specified period of time.  Roche may also terminate the license in the event of our bankruptcy or insolvency, or if we challenge the validity of Roche’s patents.  If the license is terminated for our breach or based on our challenging the validity of Roche’s patents, then all rights and licenses granted to us by Roche would also terminate, and we may be required to assign and transfer to Roche certain filings and approvals, trademarks, and data in our possession necessary for the development and commercialization of TEPEZZA, and assign clinical trial agreements to the extent permitted.  We may also be required to grant Roche an exclusive license under our patents and know-how for TEPEZZA, and to manufacture and supply TEPEZZA to Roche for a transitional period.  We also have a license of patent rights to TEPEZZA under a license agreement with Lundquist Institute (formerly known as Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center), or Lundquist.  Lundquist has the right to terminate the license agreement upon our material breach, if not cured within a specified period of time, or in the event of our bankruptcy or insolvency.  If one or more of these licenses is terminated, it may be impossible for us to continue to commercialize TEPEZZA, which would have a material adverse effect on our business, financial condition and results of operations.

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

We have never declared or paid any cash dividends on our ordinary shares.  We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future, including due to limitations that are currently imposed by our credit agreement and the indenture governing the 2027 Senior Notes.  Any return to shareholders will therefore be limited to the increase, if any, of our ordinary share price.

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

If our existing shareholders sell, or indicate an intention to sell, substantial amounts of our ordinary shares in the public market, the trading price of such ordinary shares could decline.  In addition, our ordinary shares that are either subject to outstanding options and restricted stock units or reserved for future issuance under our employee benefit plans are or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and the Securities Act of 1933, as amended, or the Securities Act.  If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

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

Provisions of our articles of association, and Irish law could delay or prevent a takeover of us by a third party.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Location	Approximate Square Footage	Lease Expiry Date
Dublin, Ireland	18,900	November 4, 2029
Lake Forest, Illinois	160,000	March 31, 2031
Novato, California	61,000	August 31, 2021
South San Francisco, California	20,000	January 31, 2030
Chicago, Illinois	9,200	December 31, 2028
Mannheim, Germany	4,800	December 31, 2020
Other	12,400	May 31, 2020 to September 15, 2022

The above table does not include details of an agreement to lease entered into on October 14, 2019, relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  Lease commencement will begin when construction of the offices are completed by the lessor and we have access to begin the construction of leasehold improvements.  We expect to incur leasehold improvement costs during 2020 and 2021 in order to prepare the building for occupancy.

In February 2020, we purchased a three-building campus in Deerfield, Illinois, for total cash consideration of $115.0 million.  The Deerfield campus totals 70 acres and consists of more than 650,000 square feet of office space.  We expect to move to the Deerfield campus in the second half of 2020 and market our Lake Forest office for sub-lease.  We expect to make significant capital expenditures during 2020 in order to prepare the Deerfield campus for occupancy.

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

Holders of Record

The closing price of our ordinary shares on February 19, 2020 was $36.06.  As of February 19, 2020, there were approximately eleven holders of record of our ordinary shares.  Because almost all of our ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Performance Graph

The following graph shows a comparison from December 31, 2014, through December 31, 2019, of the cumulative total return for (i) our ordinary shares, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq U.S. Benchmark Total Return Index.

Information set forth in the graph below represents the performance of our ordinary shares from December 31, 2014, through December 31, 2019.  The graph assumes an initial investment of $100 on December 31, 2014.  The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Cumulative Returns
Horizon Therapeutics plc	$100.00	$168.11	$125.52	$113.27	$151.59	$280.84
Nasdaq Biotechnology Index	100.00	111.77	87.91	106.92	97.45	121.92
Nasdaq U.S. Benchmark Total Return Index	100.00	100.48	113.55	137.83	130.33	170.96

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

Dividend Policy

We have never declared or paid cash dividends on our common equity.  We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our ordinary shares for the foreseeable future.  Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves”.  In addition, our ability to pay cash dividends is currently prohibited by the terms of our credit agreement with Citibank, N.A., as administrative and collateral agent and our $600.0 million aggregate principal amount of 5.5% Senior Notes due 2027, subject to customary exceptions.  Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2019.

Issuer Repurchases of Equity Securities

None.

Irish Law Matters

See Irish Law Matters included in Item 1 of Part I of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The selected statement of comprehensive income (loss) data and selected statement of cash flows data for the years ended December 31, 2019, 2018 and 2017, and the selected balance sheet data as of December 31, 2019 and 2018 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The selected statement of comprehensive income (loss) data and selected statement of cash flows data for the years ended December 31, 2016 and 2015, and the selected balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from audited financial statements which are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of future results.  The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

On May 7, 2015, we completed our acquisition of Hyperion Therapeutics, Inc., on January 13, 2016, we completed our acquisition of Crealta Holdings LLC and on October 25, 2016, we completed our acquisition of Raptor Pharmaceutical Corp.  The financial data presented below include the results of operations of the acquired Hyperion, Crealta and Raptor businesses from the applicable dates of acquisition.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$1,076,287	$958,712	$751,368	$509,055	$859,616
Working capital	962,934	837,129	526,905	389,147	706,209
Total assets (3)(6)	4,436,034	3,941,962	3,961,472	4,054,897	2,941,407
Total debt, net	1,352,841	1,896,684	1,901,655	1,807,493	1,136,756
Accumulated deficit (1)(2)(3)(6)	(605,682)	(1,178,769)	(1,141,975)	(798,135)	(651,043)
Total shareholders’ equity (1)(2)(3)(6)	2,185,449	1,190,106	1,101,452	1,313,665	1,343,289

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Selected Statement of Comprehensive Income (Loss) Data
Net sales	$1,300,029	$1,207,570	$1,056,231	$981,120	$757,044
Cost of goods sold (6)	362,175	391,301	493,368	366,405	194,516
Gross profit (6)	937,854	816,269	562,863	614,715	562,528
Loss before benefit for income taxes (6)	(20,224)	(83,132)	(458,811)	(199,918)	(107,726)
Net income (loss) (6)	573,020	(38,380)	(350,125)	(147,092)	60,411
Net income (loss) per ordinary share – basic (6)	3.13	(0.23)	(2.15)	(0.92)	0.41
Net income (loss) per ordinary share – diluted (6) (7)	2.90	(0.23)	(2.15)	(0.92)	0.39

Selected Statement of Cash Flows Data
Net cash provided by operating activities (5)	$426,332	$194,543	$284,340	$369,456	$249,536
Net cash provided by (used in) investing activities (4)	(17,857)	27,653	(102,185)	(1,370,646)	(1,049,299)
Net cash (used in) provided by financing activities (5)	(290,446)	(16,596)	54,276	657,074	1,442,481

(1)

On January 1, 2017, we adopted Accounting Standards Update or ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, on a modified retrospective basis and recorded a decrease of $7.2 million in net deferred tax liabilities and a corresponding decrease in accumulated deficit during the year ended December 31, 2017.

(2)

On January 1, 2018, we adopted ASU No. 2016-16, Income Taxes, on a modified retrospective basis through a cumulative-effect adjustment to retained earnings and we reclassified $9.3 million of unrecognized deferred charges directly to retained earnings.

(3)

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers, on a modified retrospective basis and we reclassified $11.3 million of deferred revenue directly to retained earnings.  In addition, as a result of the adoption of ASU No. 2014-09, we now present all allowances for medicine returns in accrued expenses on the consolidated balance sheets.  This resulted in a reclassification of $37.9 million, $15.2 million and $14.5 million, respectively, of allowances for medicine returns from “accounts receivable, net” to “accrued expenses” in the consolidated balance sheets at December 31, 2017, 2016 and 2015.

(4)

On January 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This resulted in movements in restricted cash of $0.6 million, $5.2 million and $1.1 million in the consolidated statement of cash flows for the years ended December 31, 2017, 2016 and 2015, respectively, no longer being included in “net cash provided by (used in) investing activities”.

(5)

On January 1, 2018, we adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This resulted in a reclassification of $4.1 million and $55.4 million outflow in the consolidated statement of cash flows for the years ended December 31, 2017 and 2015, respectively, from “net cash provided by operating activities” to “net cash (used in) provided by financing activities”.

(6)

Effective January 1, 2019, we retrospectively changed our accounting for business combinations and we now record acquired intangible assets and their related third-party contingent royalties on a net basis, or the New Method.  We changed our accounting principle on the basis that the use of the New Method is preferable primarily due to improved comparability with our peers.  The impact of the accounting change resulted in adjustments to the consolidated financial statements as of and for the years ended December 31, 2018, 2017, 2016 and 2015, and the revised amounts are presented above.  See Note 1 of the Notes to the Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further detail of the impact of the accounting change.

(7)	During the year ended December 31, 2019, we prospectively applied the if-converted method to our 2.50% Exchangeable Senior Notes due 2022 when determining the diluted net income (loss) per share.

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

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, business strategy and plans, financial condition, cash flows, performance, development plans and timelines, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management.  We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements.  These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A. “Risk Factors” in Part I of this Annual Report on Form 10-K, that could cause our actual growth, results of operations, business strategy and plans, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

Unless otherwise indicated or the context otherwise requires, references to “we”, “us”, “our” and “Horizon” refer to Horizon Therapeutics plc (formerly known as Horizon Pharma plc) and its consolidated subsidiaries.

When accounting for business combinations under ASC Topic 805, Business Combinations, we previously separately identified and recorded at fair value intangible assets acquired and their related third-party contingent royalties at the date of acquisition.  Third-party contingent royalties are royalties payable to parties other than sellers of the businesses.  Effective January 1, 2019, we retrospectively changed our accounting for business combinations and we now record acquired intangible assets and their related third-party contingent royalties on a net basis, or the New Method.  We changed our accounting principle on the basis that the use of the New Method is preferable primarily due to improved comparability with our peers.  We adjusted the accompanying consolidated balance sheet as at December 31, 2018, the consolidated statement of comprehensive income (loss) for the years ended December 31, 2018 and 2017 and the consolidated statement of cash flows for the years ended December 31, 2018 and 2017 to reflect this change in accounting.  There was no impact on total operating, investing or financing cash flows for any period.  In addition, there was no impact from the change in accounting principle on our previously reported adjusted EBITDA, non-GAAP net income and non-GAAP diluted earnings per share for any prior period.

OUR BUSINESS

We are focused on researching, developing and commercializing medicines that address critical needs for people impacted by rare and rheumatic diseases.  Our pipeline is purposeful: we apply scientific expertise and courage to bring clinically meaningful therapies to patients.  We believe science and compassion must work together to transform lives.

On January 21, 2020, the U.S. Food and Drug Administration, or FDA, approved TEPEZZA™ (teprotumumab-trbw), for the treatment of thyroid eye disease, or TED, a serious, progressive and vision-threatening rare autoimmune condition.

During 2019, our two reportable segments were (i) the orphan and rheumatology segment and (ii) the inflammation segment (previously the primary care segment).  We report net sales and segment operating income for each segment.  Effective in the first quarter of 2020, we (i) reorganized our commercial operations and moved responsibility for RAYOS® to the inflammation segment and (ii) renamed the orphan and rheumatology segment the orphan segment.  With the approval of TEPEZZA in the first quarter of 2020, net sales generated by this medicine will be reported as part of the renamed orphan segment.

As of December 31, 2019, our marketed medicine portfolio consisted of the following:

Orphan and Rheumatology
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
RAYOS (prednisone) delayed-release tablets
BUPHENYL® (sodium phenylbutyrate) tablets and powder
QUINSAIR™ (levofloxacin) solution for inhalation
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
•

Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura Group plc, or Vectura.  Under these amendments, we agreed to transfer all economic benefits of LODOTRA® in Europe to Vectura.

•

On December 28, 2018, we sold our rights to RAVICTI and AMMONAPS (known as BUPHENYL in the United States) outside of North America and Japan to Medical Need Europe AB, part of the Immedica Group, or Immedica, and such transaction, the Immedica transaction. We previously distributed RAVICTI and AMMONAPS through a commercial partner in Europe and other non-U.S. markets.  We have retained the rights to RAVICTI and BUPHENYL in North America and Japan.

•

On June 30, 2017, we completed our acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International GmbH, or Boehringer Ingelheim International, in all territories outside of the United States, Canada and Japan.  Interferon gamma-1b is known as IMUKIN outside of the United States, Canada and Japan.  On July 24, 2018, we sold the rights to IMUKIN in all territories outside of the United States, Canada and Japan to Clinigen Group plc, or Clinigen, for an upfront payment and a potential additional contingent consideration payment, that was subsequently received in September 2019, or the IMUKIN sale.

•

On June 23, 2017, we sold our European subsidiary that owned the marketing rights to PROCYSBI (cysteamine bitartrate) delayed-release capsules and QUINSAIR (levofloxacin inhalation solution) in Europe, the Middle East and Africa, or EMEA, regions, or the Chiesi divestiture, to Chiesi Farmaceutici S.p.A., or Chiesi.

•

On May 8, 2017, we completed our acquisition of River Vision Development Corp., or River Vision, which added the late development-stage rare disease biologic medicine candidate TEPEZZA to our research and development pipeline.  In January 2020, the FDA approved TEPEZZA for the treatment of TED.

The consolidated financial statements presented herein include the results of operations of the acquired businesses from the applicable dates of acquisition.  See Note 4 of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details of our acquisitions and divestitures.

Strategy

Horizon today is a leading biopharma company focused on rare diseases, delivering innovative therapies to patients and generating value for our shareholders.  Our strategy is to maximize the benefit and value of our key growth drivers KRYSTEXXA and TEPEZZA, both rare disease medicines, and expand our pipeline for sustainable growth.  We believe our strategy allows more patients to benefit from our on-market medicines, as well as from medicines we develop as part of our pipeline.  Our vision is to build healthier communities, urgently and responsibly, which in turn, we believe, generates value to our many stakeholders, including our shareholders.

On May 2, 2019, our shareholders approved changing our name from “Horizon Pharma Public Limited Company” to “Horizon Therapeutics Public Limited Company”.  We believe the new name better reflects our long-term strategy to develop and commercialize innovative new medicines to address rare diseases with very few effective treatment options.

Orphan and Rheumatology

As of December 31, 2019, our orphan and rheumatology segment consisted of our medicines KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL, QUINSAIR and RAYOS.  In January 2020, the FDA approved TEPEZZA for the treatment of TED.  With the exception of RAYOS, all are orphan medicines for rare diseases.

KRYSTEXXA is the only approved medicine indicated for the treatment of uncontrolled gout, or gout that is refractory (unresponsive) to conventional therapies.  We are focused on optimizing and maximizing the peak sales potential of KRYSTEXXA through our patient-centric commercialization efforts as well as investing in education, patient and physician outreach that demonstrates the benefits KRYSTEXXA offers in treating uncontrolled gout.

Three areas are driving growth for KRYSTEXXA:  an increase in new and existing accounts; accelerating uptake by nephrologists; and growth in the adoption of the use of KRYSTEXXA with the immunomodulator methotrexate to improve the KRYSTEXXA response rate in patients with uncontrolled gout.

Immunomodulation is one of the clinical development programs we are investing in to evaluate ways to increase the number of patients who can benefit from KRYSTEXXA.  Our registrational MIRROR randomized controlled trial, or RCT, is evaluating the co-administration of KRYSTEXXA with methotrexate, the immunomodulator most often used by rheumatologists, to increase the durability of response for uncontrolled gout patients.  The MIRROR RCT, which we initiated in mid-2019, was preceded by the MIRROR open-label study, which was initiated in 2018 and completed in 2019.  The recently announced positive topline results of the MIRROR open-label study signify to us the value of continuing our research into the benefits of this immunomodulation approach.  We are also investing to expand the use of KRYSTEXXA among nephrologists by providing additional data about the effectiveness of KRYSTEXXA in treating uncontrolled gout with its kidney-friendly mechanism of action.  In October 2019, we initiated our PROTECT open-label study to evaluate the use of KRYSTEXXA in adult uncontrolled gout patients who have undergone a kidney transplant, a population that was not originally studied in the KRYSTEXXA pivotal trials.  We also plan to initiate a proof of concept study in 2020 to evaluate the impact of administering KRYSTEXXA over a shorter infusion time, which could improve the experience and convenience for patients.  We believe KRYSTEXXA represents a significant driver of growth for Horizon.

TEPEZZA is the first and only FDA-approved medicine for the treatment of TED, a serious, progressive and vision-threatening rare autoimmune condition.  TEPEZZA obtained FDA approval in early 2020, after an accelerated review of the medicine and its statistically significant Phase 3 data.  Our commercialization strategy for the medicine, which we recently launched, has four components:  (i) establishing the market structure and simplifying the diagnosis and treatment of TED for patients; (ii) educating the multiple stakeholders about TED, the benefits of TEPEZZA and the urgency to diagnose and treat; (iii) supporting the TEPEZZA launch with our comprehensive approach and including a high-touch, patient-centric model; and (iv) facilitating access to TEPEZZA and establishing a referral process for treating physicians who may not have infusion capabilities.  During 2019, we invested significantly in TEPEZZA in preparation for its potential U.S. launch, driving awareness in the medical and patient community about TED and establishing a potential pathway for treatment.

Our clinical strategy for TEPEZZA is to evaluate additional indications for the medicine.  Scientific literature suggests that the mechanism of action of TEPEZZA, which is to block the insulin-like growth factor-1 receptor, could have an impact on fibrotic processes.  As such, we expect to initiate an exploratory TEPEZZA study in the first half of 2020 in diffuse cutaneous scleroderma, a rare fibrotic disease with no treatment options.  The objective of the exploratory trial is to evaluate objective biomarker and clinical endpoints to inform potential subsequent larger and longer duration clinical trials.

Our strategy for RAVICTI, our medicine for the treatment of urea cycle disorders, is to drive growth through increased awareness and diagnosis of urea cycle disorders; to drive conversion to RAVICTI from older-generation nitrogen scavengers, such as generic forms of sodium phenylbutyrate based on the medicine’s differentiated benefits; to position RAVICTI as the first line of therapy; and to increase compliance rates.

Our strategy for PROCYSBI, our medicine for the treatment of nephropathic cystinosis, is to drive conversion of patients from older-generation immediate-release capsules of cysteamine bitartrate; to increase the use of the medicine by diagnosed but untreated patients; to identify previously undiagnosed patients who are suitable for treatment; to position PROCYSBI as a first line of therapy; and to increase compliance rates.

Our strategy with respect to ACTIMMUNE, our medicine for the treatment of chronic granulomatous disease, includes increasing awareness and diagnosis of chronic granulomatous disease and increasing compliance rates.

We also market the rheumatology medicine RAYOS. As of December 31, 2019, RAYOS was included in the orphan and rheumatology segment.  Effective in the first quarter of 2020, we (i) reorganized our commercial operations and moved responsibility for RAYOS to the inflammation segment and (ii) renamed the orphan and rheumatology segment the orphan segment.  With the approval of TEPEZZA in the first quarter of 2020, net sales generated by this medicine will be reported as part of the renamed orphan segment.

Inflammation

As of December 31, 2019, our inflammation segment consisted of our medicines PENNSAID 2%, DUEXIS and VIMOVO.  Our strategy for our inflammation medicines is to educate physicians about these clinically differentiated medicines and the benefits they offer.  Patients are able to fill prescriptions for these medicines through pharmacies participating in our HorizonCares patient assistance program, as well as other pharmacies.  We offer discount card and other programs to patients under which the patient receives a discount on his or her prescription.  In certain circumstances when a patient’s prescription is rejected by a managed care vendor, we will pay for the full cost of the prescription.  In addition, we have entered into business arrangements with pharmacy benefit managers, or PBMs, and other payers to secure formulary status and reimbursement of our inflammation medicines.  The business arrangements with the PBMs generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.  Effective in the first quarter of 2020, we moved our medicine RAYOS, which is not an orphan medicine, to the inflammation segment.

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s, who intends to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.   The cases arise from Paragraph IV Patent Certification notice letters from Dr. Reddy’s advising that it had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.  On July 30, 2019, the Federal Circuit Court of Appeals denied our request for a rehearing of the Court’s invalidity ruling against the 6,926,907 and 8,557,285 patents for VIMOVO coordinated-release tablets.  As a result, the District Court entered judgment in September 2019 invalidating the ‘907 and ‘285 patents, which ended any restriction against the FDA from granting final approval to Dr. Reddy’s generic version of VIMOVO.  On February 18, 2020, the FDA granted final approval for Dr. Reddy’s generic version of VIMOVO. We anticipate that Dr. Reddy’s will immediately launch its product at-risk notwithstanding the ongoing patent litigation.  Patent litigation is currently pending in the United States District Court for the District of New Jersey against Ajanta Pharma LTD, or Ajanta, intending to market a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.  If we are unsuccessful in any of the VIMOVO cases, we will likely face generic competition with respect to VIMOVO and sales of VIMOVO will be substantially harmed.

We market all of our medicines in the United States through our field sales forces, which numbered approximately 480 representatives as of December 31, 2019.

RESULTS OF OPERATIONS

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Consolidated Results

	For the Years
	Ended December 31,
	2019	2018	Change
	(in thousands)
Net sales	$1,300,029	$1,207,570	$92,459
Cost of goods sold	362,175	391,301	(29,126)
Gross profit	937,854	816,269	121,585
Operating expenses:
Research and development	103,169	82,762	20,407
Selling, general and administrative	697,111	692,485	4,626
Loss (gain) on sale of assets	10,963	(42,985)	53,948
Impairment of long-lived assets	—	46,096	(46,096)
Total operating expenses	811,243	778,358	32,885
Operating income	126,611	37,911	88,700
Other expense, net:
Interest expense, net	(87,089)	(121,692)	34,603
Loss on debt extinguishment	(58,835)	—	(58,835)
Foreign exchange gain (loss)	33	(192)	225
Other (expense) income, net	(944)	841	(1,785)
Total other expense, net	(146,835)	(121,043)	(25,792)
Loss before benefit for income taxes	(20,224)	(83,132)	62,908
Benefit for income taxes	(593,244)	(44,752)	(548,492)
Net income (loss)	$573,020	$(38,380)	$611,400

Net sales.  Net sales increased $92.4 million, or 8%, to $1,300.0 million during the year ended December 31, 2019, from $1,207.6 million during the year ended December 31, 2018.  The increase in net sales during the year ended December 31, 2019 was primarily due to an increase in net sales in our orphan and rheumatology segment of $98.1 million, offset by a decrease in net sales in our inflammation segment of $5.7 million.

The following table presents a summary of total net sales attributed to geographic sources for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$1,292,419	99%	$1,186,519	98%
Rest of world	7,610	1%	21,051	2%
Total net sales	$1,300,029		$1,207,570

The following table reflects the components of net sales for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	Year Ended December 31,		Change	Change
	2019	2018	$	%
KRYSTEXXA	$342,379	$258,920	$83,459	32%
RAVICTI	228,755	226,650	2,105	1%
PROCYSBI	161,941	154,895	7,046	5%
ACTIMMUNE	107,302	105,563	1,739	2%
RAYOS	78,595	61,067	17,528	29%
BUPHENYL	9,806	21,810	(12,004)	(55)%
QUINSAIR	817	504	313	62%
LODOTRA	—	2,067	(2,067)	(100)%
Orphan and Rheumatology segment net sales	$929,595	$831,476	$98,119	12%

PENNSAID 2%	200,756	190,206	10,550	6%
DUEXIS	115,750	114,672	1,078	1%
VIMOVO	52,106	67,646	(15,540)	(23)%
MIGERGOT	1,822	3,570	(1,748)	(49)%
Inflammation segment net sales	$370,434	$376,094	$(5,660)	(2)%

Total net sales	$1,300,029	$1,207,570	$92,459	8%

Orphan and Rheumatology

KRYSTEXXA.  Net sales increased $83.5 million, or 32%, to $342.4 million during the year ended December 31, 2019, from $258.9 million during the year ended December 31, 2018.  Net sales increased by approximately $73.9 million due to volume growth and approximately $9.6 million due to higher net pricing.

RAVICTI.  Net sales increased $2.1 million, or 1%, to $228.7 million during the year ended December 31, 2019, from $226.6 million during the year ended December 31, 2018.  Net sales in the United States increased by approximately $5.2 million, which was composed of an increase of approximately $21.9 million due to higher sales volume, partially offset by a decrease of approximately $16.7 million resulting from lower net pricing.  Net sales outside the United States decreased by approximately $3.1 million as a result of the Immedica transaction on December 28, 2018.

PROCYSBI.  Net sales increased $7.0 million, or 5%, to $161.9 million during the year ended December 31, 2019, from $154.9 million during the year ended December 31, 2018.  The increase in net sales was composed of an increase of approximately $9.0 million due to volume growth, partially offset by a decrease of $2.0 million resulting from lower net pricing.

ACTIMMUNE.  Net sales increased $1.7 million, or 2%, to $107.3 million during the year ended December 31, 2019, from $105.6 million during the year ended December 31, 2018.  Net sales increased by approximately $4.2 million due to higher net pricing, partially offset by a decrease of approximately $2.5 million resulting from lower sales volume.

RAYOS.  Net sales increased $17.5 million, or 29%, to $78.5 million during the year ended December 31, 2019, from $61.0 million during the year ended December 31, 2018.  Net sales increased by approximately $29.9 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $12.4 million due to lower sales volume.

BUPHENYL.  Net sales decreased $12.0 million, or 55%, to $9.8 million during the year ended December 31, 2019, from $21.8 million during the year ended December 31, 2018.  Net sales decreased primarily as a result of the Immedica transaction in December 2018.

LODOTRA.  Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura.  Under these amendments, we agreed to transfer all economic benefits of LODOTRA in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  Effective January 1, 2019, we ceased recording LODOTRA net sales.

Inflammation

PENNSAID 2%.  Net sales increased $10.6 million, or 6%, to $200.8 million during the year ended December 31, 2019, from $190.2 million during the year ended December 31, 2018.  Net sales increased by approximately $47.2 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $36.6 million resulting from lower sales volume.

DUEXIS.  Net sales increased $1.1 million, or 1%, to $115.8 million during the year ended December 31, 2019, from $114.7 million during the year ended December 31, 2018.  Net sales increased by approximately $18.1 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $17.0 million resulting from lower sales volume.

VIMOVO.  Net sales decreased $15.5 million, or 23%, to $52.1 million during the year ended December 31, 2019, from $67.6 million during the year ended December 31, 2018.  Net sales decreased by approximately $17.8 million due to lower sales volume, partially offset by an increase of approximately $2.3 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

MIGERGOT.  Net sales decreased $1.8 million, or 49%, to $1.8 million during the year ended December 31, 2019, from $3.6 million during the year ended December 31, 2018.  On June 28, 2019, we sold our rights to MIGERGOT.

The table below reconciles our gross to net sales for the years ended December 31, 2019 and 2018 (in millions, except percentages):

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$3,911.8	100%	$4,264.5	100%
Adjustments to gross sales:
Prompt pay discounts	(71.4)	(1.8)%	(75.1)	(1.8)%
Medicine returns	(26.5)	(0.7)%	(25.1)	(0.6)%
Co-pay and other patient assistance	(1,519.7)	(38.8)%	(1,970.4)	(46.2)%
Commercial rebates and wholesaler fees	(479.5)	(12.3)%	(589.6)	(13.8)%
Government rebates and chargebacks	(514.7)	(13.2)%	(396.7)	(9.3)%
Total adjustments	(2,611.8)	(66.8)%	(3,056.9)	(71.7)%
Net sales	$1,300.0	33.2%	$1,207.6	28.3%

During the year ended December 31, 2019, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 38.8% from 46.2% during the year ended December 31, 2018, primarily due to lower utilization of our patient assistance programs.

During the year ended December 31, 2019, government rebates and chargebacks, as a percentage of gross sales, increased to 13.2% from 9.3% during the year ended December 31, 2018, primarily as a result of an increased proportion of orphan and rheumatology medicines sold.  Government rebates and chargebacks as a percentage of gross sales are typically higher for medicines in the orphan and rheumatology segment compared to medicines in the inflammation segment.

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

Cost of Goods Sold.  Cost of goods sold decreased $29.1 million to $362.2 million during the year ended December 31, 2019, from $391.3 million during the year ended December 31, 2018.  As a percentage of net sales, cost of goods sold was 28% during the year ended December 31, 2019, compared to 32% during the year ended December 31, 2018.  The decrease in cost of goods sold was primarily attributable to a $17.0 million decrease in inventory step-up expense.

Because inventory step-up expense is acquisition-related, will not continue indefinitely and has a significant effect on our gross profit, gross margin percentage and net income (loss) for all affected periods, we disclose balance sheet and income statement amounts related to inventory step-up within the Notes to the Consolidated Financial Statements.  The decrease in inventory step-up expense of $17.0 million recorded to cost of goods sold during the year ended December 31, 2019 compared to the prior year was primarily related to KRYSTEXXA, inventory step-up being fully expensed by March 31, 2018, resulting in no significant inventory step-up expense being recorded during the year ended December 31, 2019.

Research and Development Expenses.  Research and development expenses increased $20.4 million to $103.2 million during the year ended December 31, 2019, from $82.8 million during the year ended December 31, 2018.  The increase was primarily attributable to total upfront and progress payments of $6.0 million incurred under our collaboration agreement with HemoShear Therapeutics, LLC, or HemoShear, and a milestone payment of $3.0 million made to Roche relating to the TEPEZZA BLA submission to the FDA.  In addition, employee-related costs increased by $6.5 million, TEPEZZA-related external costs increased by $3.3 million and KRYSTEXXA-related external costs increased by $1.6 million during the year ended December 31, 2019 compared to December 31, 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $4.6 million to $697.1 million during the year ended December 31, 2019, from $692.5 million during the year ended December 31, 2018. The increase was primarily attributable to an increase in employee costs of $17.6 million, partially offset by a decrease of $14.0 million in legal fees and litigation settlements.

Loss (Gain) on sale of assets.  During the year ended December 31, 2019, we sold our rights to MIGERGOT for cash proceeds of $6.0 million, and we recorded a loss of $11.0 million on the sale.

During the year ended December 31, 2018, we completed the sale of rights to RAVICTI and AMMONAPS outside of North America and Japan for cash proceeds of $35.0 million, and we recorded a gain of $30.7 million on the sale.  Additionally, we completed the IMUKIN sale for cash proceeds of $9.5 million, with a potential additional contingent consideration payment and we recorded a gain of $12.3 million on the sale.  The contingent consideration payment of €3.0 million ($3.3 million when converted using a Euro-to-Dollar exchange rate at the date of receipt of 1.0991) was received in September 2019.

Impairment of Long-Lived Assets. During the year ended December 31, 2018, we recorded an impairment of $33.6 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a Patented Medicine Prices Review Board, or PMPRB, review.  We also recorded an impairment of $10.6 million during the year ended December 31, 2018, to fully write off the book value of developed technology related to LODOTRA as result of amendments to our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura.  Under these amendments, effective January 1, 2019, we agreed to transfer all economic benefits of LODOTRA in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  These transfer activities are ongoing.  We ceased recording LODOTRA revenue from January 1, 2019.

Interest Expense, Net.  Interest expense, net, decreased $34.6 million to $87.1 million during the year ended December 31, 2019, from $121.7 million during the year ended December 31, 2018. The decrease was primarily due to a decrease in debt interest expense of $27.9 million, primarily related to the decrease in the principal amount of our term loans, repayment of our 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in May 2019 and in August 2019, repayment of our 8.750% Senior Notes due 2024, or the 2024 Senior Notes, and an increase in interest income of $6.5 million.

Loss on Debt Extinguishment.  During the year ended December 31, 2019, we recorded a loss on debt extinguishment of $58.8 million in the consolidated statements of comprehensive income (loss), which reflected the early redemption premiums and the write-off of the deferred financing fees and debt discount fees related to the prepayment of $775.0 million of our 2023 Senior Notes and our 2024 Senior Notes, and the write-off of the deferred financing fees and debt discount fees related to the $400.0 million of term loan repayments.

Benefit for Income Taxes.  During the year ended December 31, 2019, we recorded a benefit for income taxes of $593.2 million compared to $44.8 million during the year ended December 31, 2018.  The benefit for income taxes recorded during the year ended December 31, 2019, was primarily attributable to the recognition of a $553.3 million deferred tax asset resulting from an intra-company transfer of intellectual property assets to an Irish subsidiary.

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for a reconciliation of our segment operating income to our total loss before benefit for income taxes for the years ended December 31, 2019 and 2018.

Orphan and Rheumatology

The following table reflects our orphan and rheumatology net sales and segment operating income for the years ended December 31, 2019 and 2018 (in thousands, except percentages).

	For the Year Ended December 31,
	2019	2018	Change	% Change
Net sales	$929,595	$831,476	$98,119	12%
Segment operating income	306,333	290,014	16,319	6%

The increase in orphan and rheumatology net sales during the year ended December 31, 2019 is described in the Consolidated Results section above.

Segment operating income.  Orphan and rheumatology segment operating income increased $16.3 million to $306.3 million during the year ended December 31, 2019, from $290.0 million during the year ended December 31, 2018.  The increase was primarily attributable to an increase in net sales of $98.1 million as described above, partially offset by an increase in selling, general and administrative expenses of $69.4 million.  The increase in selling, general and administrative expenses was mainly due to an increase in costs to prepare for the U.S. launch of TEPEZZA.

Inflammation

The following table reflects our inflammation net sales and segment operating income for the years ended December 31, 2019 and 2018 (in thousands, except percentages).

	For the Year Ended December 31,
	2019	2018	Change	% Change
Net sales	$370,434	$376,094	$(5,660)	(2)%
Segment operating income	174,869	160,447	14,422	9%

The decrease in inflammation net sales during the year ended December 31, 2019 is described in the Consolidated Results section above.

Segment operating income. Inflammation segment operating income increased $14.4 million to $174.8 million during the year ended December 31, 2019, from $160.4 million during the year ended December 31, 2018. The increase was primarily attributable to a decrease in selling, general and administrative expenses of $18.6 million offset by a decrease in net sales of $5.7 million as described above.  The decrease in selling, general and administrative expenses was mainly due to lower sample and patient assistance program administration expenses.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Consolidated Results

	For the Years
	Ended December 31,
	2018	2017	Change
	(in thousands)
Net sales	$1,207,570	$1,056,231	$151,339
Cost of goods sold	391,301	493,368	(102,067)
Gross profit	816,269	562,863	253,406
Operating expenses
Research and development	82,762	224,962	(142,200)
Selling, general and administrative	692,485	655,093	37,392
Impairment of long-lived assets	46,096	22,270	23,826
Gain on sale of asset	(42,985)	—	(42,985)
Total operating expenses	778,358	902,325	(123,967)
Operating income (loss)	37,911	(339,462)	377,373
Other expense, net:
Interest expense, net	(121,692)	(126,523)	4,831
Foreign exchange loss	(192)	(260)	68
Gain on divestiture	—	7,965	(7,965)
Loss on debt extinguishment	—	(978)	978
Other income, net:	841	447	394
Total other expense, net	(121,043)	(119,349)	(1,694)
Loss before benefit for income taxes	(83,132)	(458,811)	375,679
Benefit for income taxes	(44,752)	(108,686)	63,934
Net loss	$(38,380)	$(350,125)	$311,745

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

The following table presents a summary of total net sales attributed to geographic sources for the years ended December 31, 2018 and 2017 (in thousands, except percentages):

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$1,186,519	98%	$1,026,527	97%
Rest of world	21,051	2%	29,704	3%
Total net sales	$1,207,570		$1,056,231

The following table reflects the components of net sales for the years ended December 31, 2018 and 2017 (in thousands, except percentages):

	Year Ended December 31,		Change	Change
	2018	2017	$	%
KRYSTEXXA	$258,920	$156,483	$102,437	65%
RAVICTI	226,650	193,918	32,732	17%
PROCYSBI	154,895	137,740	17,155	12%
ACTIMMUNE	105,563	110,993	(5,430)	(5)%
RAYOS	61,067	52,125	8,942	17%
BUPHENYL	21,810	20,792	1,018	5%
LODOTRA	2,067	5,393	(3,326)	(62)%
QUINSAIR	504	3,442	(2,938)	(85)%
Orphan and Rheumatology segment net sales	$831,476	$680,886	$150,590	22%

PENNSAID 2%	$190,206	$191,050	$(844)	(0)%
DUEXIS	114,672	121,161	(6,489)	(5)%
VIMOVO	67,646	57,666	9,980	17%
MIGERGOT	3,570	5,468	(1,898)	(35)%
Inflammation segment net sales	$376,094	$375,345	$749	0%

Total net sales	$1,207,570	$1,056,231	$151,339	14%

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

LODOTRA.  Net sales decreased $3.3 million, or 62%, to $2.1 million during the year ended December 31, 2018, from $5.4 million during the year ended December 31, 2017.  The decrease was due to decreased shipments to our European distribution partner, Mundipharma International Corporation Limited, or Mundipharma.  LODOTRA sales to Mundipharma occurred at the time we shipped, based on Mundipharma’s estimated requirements.  Accordingly, LODOTRA sales were not linear or directly tied to Mundipharma’s in-market sales and could therefore fluctuate significantly from period to period.  Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura.  Under these amendments, we agreed to transfer all economic benefits of LODOTRA in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  These transfer activities are ongoing.  We ceased recording LODOTRA revenue from January 1, 2019.  See “Manufacturing, Commercial, Supply and License Agreements” included in Item 1 of this Annual Report on Form 10-K for further details of the amendments.

QUINSAIR.  Net sales decreased $2.9 million, or 85%, to $0.5 million during the year ended December 31, 2018, from $3.4 million during the year ended December 31, 2017, primarily due to lower volume following the Chiesi divestiture.

Inflammation

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

MIGERGOT.  Net sales decreased $1.9 million, or 35%, to $3.6 million during the year ended December 31, 2018, from $5.5 million during the year ended December 31, 2017.  Net sales decreased by approximately $1.6 million due to lower volume and approximately $0.3 million due to lower net pricing. On June 28, 2019, we sold our rights to MIGEROT.

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

Additionally, on January 1, 2019, the 340B ceiling price rule became effective.  With respect to KRYSTEXXA, the “additional rebate” scheme of the 340B pricing program, as applied to the historical pricing of KRYSTEXXA both before and after we acquired the medicine, have resulted in a 340B ceiling price of one penny.  A material portion of KRYSTEXXA prescriptions (approximately 20 percent) are written by healthcare providers that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales from KRYSTEXXA.

Cost of Goods Sold.  Cost of goods sold decreased $102.1 million to $391.3 million during the year ended December 31, 2018, from $493.4 million during the year ended December 31, 2017.  As a percentage of net sales, cost of goods sold was 32% during the year ended December 31, 2018, compared to 47% during the year ended December 31, 2017.  The decrease in cost of goods sold was primarily attributable to a $101.8 million decrease in inventory step-up expense.

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

Research and Development Expenses.  Research and development expenses decreased $142.2 million to $82.8 million during the year ended December 31, 2018, from $225.0 million during the year ended December 31, 2017.  The decrease was primarily attributable to $150.3 million related to the acquisition of River Vision during the year ended December 31, 2017.  Pursuant to Accounting Standards Codification Topic 805, Business Combinations, or ASC 805, as amended by ASU No. 2017-01, we accounted for the River Vision acquisition as the purchase of an in-process research and development, or IPR&D, asset and, pursuant to ASC 730, Research and Development, or ASC 730, recorded the purchase as a research and development expense during the year ended December 31, 2017.   Additionally, during the year ended December 31, 2017, we entered into an agreement to license HZN-003, a rheumatology pipeline program with the objective of enhancing our leadership position in the uncontrolled gout market, from MedImmune LLC, or MedImmune, and we paid MedImmune an upfront cash payment of $12.0 million which we recorded as a “research and development” expense in the consolidated statement of comprehensive income (loss) during the year ended December 31, 2017 and included in “accrued expenses” as of December 31, 2017.  The upfront payment was subsequently paid in January 2018.  Excluding the costs attributable to the acquisition of River Vision and HZN-003, research and development expenses increased by $20.1 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to the costs associated with the development of TEPEZZA.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $37.4 million to $692.5 million during the year ended December 31, 2018, from $655.1 million during the year ended December 31, 2017.  The increase was primarily attributable to the expansion of our KRYSTEXXA sales force that was initiated during the second half of 2017 and other activities to support the growth in sales of the medicine, and pre-launch costs for TEPEZZA.

Impairment of Long-Lived Assets.  During the year ended December 31, 2018, we recorded an impairment of $33.6 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America due primarily to lower anticipated future net sales based on a Patented Medicine Prices Review Board, or PMPRB, review.  We also recorded an impairment of $10.6 million during the year ended December 31, 2018, to fully write off the book value of developed technology related to LODOTRA as result of amendments to our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura.  Under these amendments, effective January 1, 2019, we agreed to transfer all economic benefits of LODOTRA in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  These transfer activities are ongoing.  We ceased recording LODOTRA revenue from January 1, 2019.  Impairment of long-lived assets of $22.3 million during the year ended December 31, 2017, represents the impairment of a non-current asset recorded following payment to Boehringer Ingelheim International for the acquisition of certain rights to interferon gamma-1b.  This was previously included within “selling, general and administrative” expenses.  On July 24, 2018, we completed the IMUKIN sale as further described in the next paragraph.

Gain on sale of assets.  During the year ended December 31, 2018, we completed the sale of rights to RAVICTI and AMMONAPS outside of North America and Japan for cash proceeds of $35.0 million, and we recorded a gain of $30.7 million on the sale.  Additionally, we completed the IMUKIN sale for cash proceeds of $9.5 million, with a potential additional contingent consideration payment and we recorded a gain of $12.3 million on the sale.

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

Gain on divestiture.  During the year ended December 31, 2017, we completed the Chiesi divestiture for an upfront payment of $72.5 million, which reflects $3.1 million of cash divested, with additional potential milestone payments based on sales thresholds, and we recorded a gain of $8.0 million on the divestiture.

Benefit for Income Taxes.  During the year ended December 31, 2018, we recorded a benefit for income taxes of $44.8 million compared to $108.7 million during the year ended December 31, 2017.  The reduction in benefit for income taxes of $63.9 million during the year ended December 31, 2018, compared to year ended December 31, 2017, was primarily due to a decrease in pre-tax losses and the tax rate at which some of these reduced losses were tax effected resulting in a tax provision of $57.9 million and income tax expense of $45.8 million generated on an intra-company transfer of assets other than inventory during the year ended December 31, 2018.

Additionally, during the year ended December 31, 2017, we recorded a provisional estimate of $84.0 million net benefit following the enactment in the United States of H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the Tax Act, in December 2017, which net benefit included a $143.3 million tax benefit from the revaluation of our U.S. net deferred tax liability based on the revised U.S. federal tax rate of 21 percent, partially offset by the write-off of the $59.2 million deferred tax asset related to our U.S. interest expense carryforwards under Section 163(j) of the Internal Revenue Code  of 1986, as amended, or the Code.  On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provided a measurement period that should not extend beyond one year from the date of enactment for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, we reflected the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 was complete.  To the extent that our accounting for certain income tax effects of the Tax Act was incomplete but it was possible to determine a reasonable estimate, we recorded a provisional estimate in the consolidated financial statements as of December 31, 2017.

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

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for a reconciliation of our segment operating income to our total loss before benefit for income taxes for the years ended December 31, 2018 and 2017.

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

Segment operating income. Orphan and rheumatology segment operating income increased $48.9 million to $290.0 million during the year ended December 31, 2018, from $241.1 million during the year ended December 31, 2017.  The increase was primarily attributable to an increase in net sales of $150.6 million as described above, partially offset by an increase in selling, general and administrative expenses of $68.2 million and an increase in research and development expenses of $17.6 million.  The increase in selling, general and administrative expenses was mainly due to the expansion of our KRYSTEXXA sales force that was initiated during the second half of 2017 and other activities to support the growth in sales of the medicine, and pre-launch costs for TEPEZZA.  The increase in research and development expenses was primarily due to costs associated with the development of TEPEZZA.

Inflammation

The following table reflects our inflammation net sales and segment operating income for the years ended December 31, 2018 and 2017 (in thousands, except percentages).

	For the Year Ended December 31,
	2018	2017	Change	% Change
Net sales	$376,094	$375,345	$749	0%
Segment operating income	160,447	149,133	11,314	8%

The increase in inflammation net sales during the year ended December 31, 2018, is described in the Consolidated Results section above.

Segment operating income. Inflammation segment operating income increased $11.3 million to $160.4 million during the year ended December 31, 2018, from $149.1 million during the year ended December 31, 2017.  The increase was primarily attributable to stability in net sales and a decrease in selling, general and administrative expenses of $10.7 million.

Non-GAAP Financial Measures

EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures.  These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability.  Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, upfront, progress and milestone payments related to license and collaboration agreements, drug substance harmonization costs, fees related to refinancing activities, restructuring and realignment costs, litigation settlements and charges related to discontinuation of the Friedreich’s ataxia program, or the FA discontinuation, loss (gain) on sale of assets, loss on debt extinguishments, the income tax effect on pre-tax non-GAAP adjustments and other non-GAAP income tax adjustments, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, non-cash interest expense, long-lived assets impairment charges, and other non-cash adjustments.  Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred.  We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures.  We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance.  The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods.  In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance.  For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements.  These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net income (loss) to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2019	2018	2017
GAAP net income (loss)	$573,020	$(38,380)	$(350,125)
Depreciation (1)	6,733	6,126	6,631
Amortization and step-up:
Intangible amortization expense (2)	230,424	243,634	249,456
Amortization of deferred revenue	—	—	(860)
Inventory step-up expense (3)	89	17,312	119,151
Interest expense, net (including amortization of debt discount and deferred financing costs)	87,089	121,692	126,523
Benefit for income taxes	(593,244)	(44,752)	(108,686)
EBITDA	304,111	305,632	42,090
Other non-GAAP adjustments:
Share-based compensation (4)	91,215	114,860	121,553
Loss on debt extinguishment (5)	58,835	—	978
Loss (gain) on sale of assets (6)	10,963	(42,985)	—
Upfront, progress and milestone payments related to license and collaboration agreements (7)	9,073	(10)	12,186
Acquisition/divestiture-related costs (8)	3,556	4,396	177,631
Fees related to refinancing activities (9)	2,292	937	5,220
Charges relating to discontinuation of Friedreich's ataxia program (10)	1,076	(1,464)	239
Litigation settlements (11)	1,000	5,750	—
Drug substance harmonization costs (12)	457	2,855	10,651
Restructuring and realignment costs (13)	237	15,350	4,883
Impairment of long-lived assets (14)	—	46,096	22,270
Gain on divestiture (15)	—	—	(7,965)
Total of other non-GAAP adjustments	178,704	145,785	347,646
Adjusted EBITDA	$482,815	$451,417	$389,736

	For the Years Ended December 31,
	2019	2018	2017
GAAP net income (loss)	$573,020	$(38,380)	$(350,125)
Non-GAAP adjustments:
Depreciation (1)	6,733	6,126	6,631
Amortization and step-up:
Intangible amortization expense (2)	230,424	243,634	249,456
Inventory step-up expense (3)	89	17,312	119,151
Amortization of debt discount and deferred financing costs (16)	22,602	22,752	21,619
Share-based compensation (4)	91,215	114,860	121,553
Loss on debt extinguishment (5)	58,835	—	978
Loss (gain) on sale of assets (6)	10,963	(42,985)	—
Upfront, progress and milestone payments related to license and collaboration agreements (7)	9,073	(10)	12,186
Acquisition/divestiture-related costs (8)	3,556	4,396	177,631
Fees related to refinancing activities (9)	2,292	937	5,220
Charges relating to discontinuation of Friedreich's ataxia program (10)	1,076	(1,464)	239
Litigation settlements (11)	1,000	5,750	—
Drug substance harmonization costs (12)	457	2,855	10,651
Restructuring and realignment costs (13)	237	15,350	4,883
Impairment of long-lived assets (14)	—	46,096	22,270
Gain on divestiture (15)	—	—	(7,965)
Total pre-tax non-GAAP adjustments	438,552	435,609	744,503
Income tax effect of pre-tax non-GAAP adjustments (17)	(66,568)	(45,186)	(115,569)
Other non-GAAP income tax adjustments (18)	(554,786)	(37,392)	(84,011)
Total non-GAAP adjustments	(182,802)	353,031	544,923
Non-GAAP Net Income	$390,218	$314,651	$194,798

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	182,930,109	166,155,405	163,122,663

Non-GAAP Earnings Per Share – Basic
GAAP income (loss) per share - Basic	$3.13	$(0.23)	$(2.15)
Non-GAAP adjustments	(1.00)	2.12	3.34
Non-GAAP earnings per share – Basic	$2.13	$1.89	$1.19

Non-GAAP Net Income	$390,218	$314,651	$194,798
Effect of assumed conversion of Exchangeable Senior Notes, net of tax	7,500	—	—
Numerator - non-GAAP Net Income	$397,718	$314,651	$194,798

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	182,930,109	166,155,405	163,122,663
Ordinary share equivalents	22,294,112	5,393,514	2,582,576
Denominator - weighted average ordinary shares – Diluted	205,224,221	171,548,919	165,705,239

Non-GAAP Earnings Per Share – Diluted
GAAP income (loss) per share – Diluted	$2.90	$(0.23)	$(2.15)
Non-GAAP adjustments	(0.96)	2.12	3.34
Diluted earnings per share effect of ordinary share equivalents	—	(0.06)	(0.01)
Non-GAAP earnings per share – Diluted	$1.94	$1.83	$1.18

(1)	Represents depreciation expense related to our property, equipment, software and leasehold improvements.

(2)

Intangible amortization expenses are associated with our intellectual property rights, developed technology and customer relationships related to KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, RAYOS, BUPHENYL, LODOTRA, PENNSAID 2%, VIMOVO and MIGERGOT.

(3)	During the year ended December 31, 2018, we recognized in cost of goods sold $17.3 million for inventory step-up expense primarily related to KRYSTEXXA inventory sold.

During the year ended December 31, 2017, we recognized in cost of goods sold $78.3 million for inventory step-up expense related to KRYSTEXXA and MIGERGOT inventory sold and $40.8 million for inventory step-up expense related to PROCYSBI and QUINSAIR inventory sold.

(4)

Represents share-based compensation expense associated with our stock option, restricted stock unit and performance stock unit grants to our employees and non-employee directors and our employee share purchase plan.

(5)

During the year ended December 31, 2019, we recorded a loss on debt extinguishment of $58.8 million in the consolidated statements of comprehensive income (loss), which reflected the early redemption premiums and the write-off of the deferred financing fees and debt discount fees related to the prepayment of $775.0 million of our 2023 Senior Notes and 2024 Senior Notes and the write-off of the deferred financing fees and debt discount fees related to the $400.0 million of term loan repayments.

During the year ended December 31, 2017, we entered into two refinancing amendments for our term loans.  We accounted for a portion of the repayments under these refinancing amendments as a debt extinguishment and recorded a loss on debt extinguishment of $1.0 million in the consolidated statements of comprehensive income (loss), which reflected the write-off of the unamortized portion of debt discount and deferred financing costs previously incurred and a 1 percent prepayment penalty fee.

(6)	During the year ended December 31, 2019, we recorded a loss of $11.0 million on the sale of our rights to MIGERGOT.

During the year ended December 31, 2018, we completed the IMUKIN sale for cash proceeds of $9.5 million, with a potential additional contingent consideration payment and we recorded a gain of $12.3 million on the sale.  The contingent consideration payment of €3.0 million ($3.3 million when converted using a Euro-to-Dollar exchange rate at the date of receipt of 1.0991) was received in September 2019.  Additionally, during the year ended December 31, 2018, we sold our rights to RAVICTI and AMMONAPS outside of North America and Japan to Medical Need Europe AB, and we recorded a gain of $30.7 million.

(7)

During the year ended December 31, 2019, we recorded an upfront, progress and milestone payments related to license and collaboration agreements of $9.1 million which was composed of a $3.0 million milestone payment to Roche relating to the TEPEZZA BLA submission to the FDA during the third quarter of 2019, and an upfront cash payment of $2.0 million and a progress payment of $4.0 million in relation to the collaboration agreement with HemoShear.

During the year ended December 31, 2017, we incurred $12.2 million of upfront and milestone payments related to license agreements, primarily related to our agreement to license HZN-003 (formerly MEDI4945), a rheumatology pipeline program with the objective of enhancing our leadership position in the uncontrolled gout market, from MedImmune for an upfront cash payment of $12.0 million.

(8)

Represents expenses, including legal and consulting fees, incurred in connection with our acquisitions and divestitures.  Costs recovered from subleases of acquired facilities and reimbursed expenses incurred under transition arrangements for divestitures are also reflected in this line-item.

(9)	Represents arrangement and other fees relating to our refinancing activities.

(10)	During the year ended December 31, 2019, we recorded charges related to the FA discontinuation of $1.1 million, primarily due to the remeasurement of an inventory purchase commitment liability.

During the year ended December 31, 2018, we recorded a reduction to previously incurred charges relating to the FA discontinuation of $1.5 million reflecting lower costs to discontinue the clinical trial than previously anticipated.

During the year ended December 31, 2017, we recorded charges relating to the FA discontinuation of $0.2 million.

(11)	We recorded $1.0 million and $5.8 million of expense during the years ended December 31, 2019 and 2018, respectively, for litigation settlements.

(12)

During the year ended December 31, 2016, we entered into a definitive agreement to acquire certain rights to interferon gamma-1b, marketed as IMUKIN in an estimated thirty countries primarily in Europe and the Middle East, or the IMUKIN purchase agreement.  We already owned the rights to interferon gamma-1b marketed as ACTIMMUNE in the United States, Canada and Japan.  In connection with the IMUKIN purchase agreement, we also committed to pay our contract manufacturer certain amounts related to the harmonization of the manufacturing processes for ACTIMMUNE and IMUKIN drug substance, or the harmonization program.  At the time we entered into the IMUKIN purchase agreement and the harmonization program commitment was made, we had anticipated achieving certain benefits should the Phase 3 clinical trial evaluating ACTIMMUNE for the treatment of FA be successful.  If the study had been successful and if U.S. marketing approval had subsequently been obtained, we had forecasted significant increases in demand for the medicine and the harmonization program would have resulted in significant benefits for us.  Following our discontinuation of the FA program, we determined that certain assets, including an upfront payment related to the IMUKIN purchase agreement, were impaired, and the costs under the harmonization program would no longer have benefit to us and should be expensed as incurred.

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

(15)

During the year ended December 31, 2017, we completed the divestiture of a European subsidiary that owns the marketing rights to PROCYSBI and QUINSAIR in EMEA to Chiesi and in connection with this divestiture we recorded a gain of $8.0 million.

(16)	Represents amortization of debt discount and deferred financing costs associated with our debt.

(17)	Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment.

(18)

Other non-GAAP income tax adjustments during the year ended December 31, 2019, primarily reflect a tax benefit of $553.3 million resulting from an intra-company transfer of intellectual property assets to an Irish subsidiary.

Other non-GAAP income tax adjustments during the year ended December 31, 2018, reflect the impact of the deferred tax asset reinstatement in accordance with SAB 118, which was a $37.4 million increase to our benefit for income taxes and a corresponding decrease to the U.S. group net deferred tax liability position.  Following Notice 2018-28 that was issued by the U.S. Treasury Department and the U.S. Internal Revenue Service during the year ended December 31, 2018 and in accordance with the measurement period provisions under SAB 118, we reinstated the deferred tax asset related to our U.S. interest expense carry forwards under Section 163(j) of the Code based on the revised U.S. federal tax rate of 21 percent.

Other non-GAAP income tax adjustments during the year ended December 31, 2017, reflect the provisional $84.0 million net benefit recorded following the enactment of the Tax Act, which net benefit included a $143.3 million tax benefit from the revaluation of our U.S. net deferred tax liability based on the revised U.S. federal tax rate of 21 percent, partially offset by the write-off of the $59.2 million deferred tax asset related to our U.S. interest expense carryforwards under Section 163(j) of the Code.

Liquidity, Financial Position and Capital Resources

We have incurred losses in most fiscal years since our inception in June 2005 and, as of December 31, 2019, we had an accumulated deficit of $605.7 million.  We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines, including as a result of the commercial launch of TEPEZZA, but we believe these cost increases will be more than offset by higher net sales and gross profits.  Additionally, we expect that our research and development costs will increase as we acquire or develop more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes.

In February 2020, we purchased a three-building campus in Deerfield, Illinois, for total cash consideration of $115.0 million.  The Deerfield campus totals 70 acres and consists of more than 650,000 square feet of office space.  We expect to move to the Deerfield campus in the second half of 2020 and market our Lake Forest office for sub-lease.  We expect to make significant capital expenditures during 2020 in order to prepare the Deerfield campus for occupancy.

As a result of the FDA approval of TEPEZZA in January 2020, we will make a milestone payment of $100.0 million under the agreement for the acquisition of River Vision during the first quarter of 2020.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years.  During 2019, we reduced the principal amount of our total debt outstanding by $575.0 million.  As of December 31, 2019, we had $1,080.0 million in cash and cash equivalents and total debt with a book value of $1,352.8 million and principal amount of $1,418.0 million.  We believe our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to fund our business needs for at least the next twelve months from the issuance of the financial statements in this Annual Report on Form 10-K.  Part of our strategy is to expand and leverage our commercial capabilities and to develop a pipeline of rare disease medicine candidates by researching, developing and commercializing innovative medicines that address unmet treatment needs for rare and rheumatic diseases.  To the extent we enter into transactions to acquire medicines or businesses in the future, we may need to finance a significant portion of those acquisitions through additional debt, equity or convertible debt financings, or through the use of cash on hand.

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

During the year ended December 31, 2019, we issued an aggregate of 5.1 million of our ordinary shares in connection with stock option exercises, the vesting of restricted stock units and performance stock units, and employee share purchase plan purchases.  We received a total of $36.2 million in proceeds in connection with such issuances.

Amendments to Credit Agreement, Debt Repayments and 2027 Senior Notes

On March 11, 2019, Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc.), our wholly owned subsidiary, or HTUSA, received $200.0 million aggregate principal amount of revolving commitments, or the Incremental Revolving Commitments, pursuant to an amendment to our credit agreement, dated as of May 7, 2015, with Citibank, N.A., as amended, or the Credit Agreement.  The Incremental Revolving Commitments were established pursuant to an incremental facility, or the Revolving Credit Facility, and will provide HTUSA with $200.0 million of additional borrowing capacity, which includes a $50.0 million letter of credit sub-facility.  The Incremental Revolving Commitments will terminate in March 2024.  Borrowings under the Revolving Credit Facility are available for general corporate purposes. As of December 31, 2019, the Revolving Credit Facility was undrawn.

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

On December 18, 2019, HTUSA borrowed approximately $418.0 million aggregate principal amount of loans, or the December 2019 Refinancing Loans, pursuant to an amendment to our Credit Agreement.  HTUSA used the proceeds of the December 2019 Refinancing Loans to repay the outstanding amounts under our prior term loans, which totaled approximately $418.0 million.

Following these transactions, our total aggregate outstanding principal amount of indebtedness was $1,418.0 million, a decrease of $575.0 million from $1,993.0 million at December 31, 2018.

For a more detailed description of our debt agreements, see Note 13, Debt Agreements, of the Notes to Consolidated Financial Statements, included in Item 1 of this Annual Report on Form 10-K.

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

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Cash, cash equivalents and restricted cash	$1,080,039	$962,117	$757,897
Cash provided by (used in):
Operating activities	426,332	194,543	284,340
Investing activities	(17,857)	27,653	(102,185)
Financing activities	(290,446)	(16,596)	54,276

Operating Cash Flows

During the years ended December 31, 2019, 2018 and 2017, net cash provided by operating activities was $426.3 million, $194.5 million and $284.3 million, respectively.

Net cash provided by operating activities during the year ended December 31, 2019 was primarily attributable to cash collections from gross sales, partially offset by payments made related to patient assistance programs and commercial rebates for our inflammation segment medicines, and payments related to selling, general and administrative expenses and research and development expenses.  Operating cash flow was also used to fund interest on outstanding debt of $78.0 million.

Net cash provided by operating activities during the year ended December 31, 2018 was primarily attributable to cash collections from net sales, net of operating expenses.  Operating cash flow was also used to fund interest on outstanding debt of $112.5 million and income taxes of $53.1 million.

Net cash provided by operating activities during the year ended December 31, 2017 was primarily attributable to cash collections from net sales.  Cash provided by operating activities was negatively impacted during the year ended December 31, 2017 by cash payments of $113.8 million for interest, $32.5 million outlay for the remaining 50 percent of the litigation settlement amount with Express Scripts, cash payments of $54.0 million for acquisition/divestiture-related costs, cash payments relating to term loan refinancing of $9.1 million, cash payments related to the discontinuation of the FA program of $7.2 million, cash payments relating to our drug substance harmonization program of $5.2 million and cash payments related to our restructuring and realignment activities of $4.7 million.

Investing Cash Flows

During the years ended December 31, 2019 and 2017, net cash used in investing activities was $17.9 million and $102.2 million, respectively.  During the year ended December 31, 2018, net cash provided by investing activities was $27.7 million.

Net cash used in investing activities during the year ended December 31, 2019, was primarily attributable to the purchases of property and equipment of $17.9 million and an escrow deposit payment of $6.0 million related to the purchase of the Deerfield campus, partially offset by proceeds from the MIGERGOT transaction of $6.0 million.

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

Financing Cash Flows

During the years ended December 31, 2019 and 2018, net cash used in financing activities was $290.5 million and $16.6 million, respectively.  During the year ended December 31, 2017, net cash provided by financing activities was $54.3 million.

Net cash used in financing activities during the year ended December 31, 2019, was primarily attributable to the net repayment of $400.0 million of the outstanding principal amount of term loans under our Credit Agreement, the repayment of the outstanding principal amount of our 2023 Senior Notes and 2024 Senior Notes of $775.0 million and related early redemption premiums of $39.5 million, partially offset by net proceeds from the issuance of our 2027 Senior Notes of $590.1 million and net proceeds from the issuance of ordinary shares of $326.8 million.

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

Net cash provided by financing activities during the year ended December 31, 2017, was primarily attributable to the net proceeds of $1,693.5 million from term loans, offset in part by repayment of term loans of $1,622.8 million.  We refinanced our term loans during March 2017 and October 2017.  The March 2017 refinancing loans replaced the $394.0 million 2015 term loan facility and the $375.0 million 2016 incremental loan facility and the October 2017 refinancing loans replaced the October 2017 refinanced loans.  The March 2017 amendment to the Credit Agreement resulted in an increase of $81.0 million of principal amount of our outstanding debt and the October 2017 refinancing loans did not result in any changes to the principal amount outstanding.  Additionally, during the year ended December 31, 2017, we paid $20.0 million relating to milestones in connection with a contingent consideration liability assumed in our acquisition of Raptor.

Financial Condition as of December 31, 2019 compared to December 31, 2018

Accounts receivable, net.  Accounts receivable, net, decreased $56.0 million, from $464.7 million as of December 31, 2018 to $408.7 million as of December 31, 2019.  The decrease was due to lower gross sales of our medicines during the fourth quarter of 2019 when compared to the fourth quarter of 2018.

Prepaid expenses and other current assets.  Prepaid expenses and other current assets increased $75.4 million, from $68.2 million as of December 31, 2018 to $143.6 million as of December 31, 2019.  The increase was primarily due to an increase in advance payments for inventory of $29.8 million, an increase in deferred charge for taxes on intra-company profits of $24.7 million and an increase in prepaid income taxes of $6.7 million.

Developed technology, net.  Developed technology, net, decreased $246.8 million, from $1,945.6 million as of December 31, 2018 to $1,698.8 million as of December 31, 2019.  The decrease was due to the amortization of developed technology of $230.4 million during the year ended December 31, 2019 and the recording of a reduction in the net book value of $17.0 million related to the MIGERGOT transaction.

Deferred Tax Assets, net. Deferred tax assets, net, increased $552.0 million from $3.1 million as of December 31, 2018 to $555.2 million as of December 31, 2019.  This was primarily attributable to the recognition of a $553.3 million deferred tax asset resulting from an intra-company transfer of intellectual property assets to an Irish subsidiary.

Other assets.  Other assets increased $39.3 million, from $9.0 million as of December 31, 2018 to $48.3 million as of December 31, 2019.  Upon adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU No. 2016-02, on January 1, 2019, we established $38.0 million of liabilities and corresponding lease assets of $36.0 million on the consolidated balance sheet for leases, primarily related to operating leases on rented office properties, that existed as of the January 1, 2019, adoption date.

Accrued expenses.  Accrued expenses increased $19.5 million, from $215.7 million as of December 31, 2018 to $235.2 million as of December 31, 2019.  This was primarily due to an increase in allowance for returns of $6.0 million, payroll-related expenses of $6.0 million and accrued interest of $5.5 million.

Accrued trade discounts and rebates.  Accrued trade discounts and rebates increased $8.6 million, from $457.8 million as of December 31, 2018 to $466.4 million as of December 31, 2019.  This was primarily due to an increase of $39.3 million in accrued government rebates and chargebacks offset by a $15.8 million decrease in co-pay and other patient assistance costs and a $14.8 million decrease in accrued commercial rebates and wholesaler fees.

Long-term debt, net of current.  Long-term debt, net of current decreased $563.2 million from $1,564.5 million as of December 31, 2018 to $1,001.3 million as of December 31, 2019.  The decrease was primarily related to the repayment of $400.0 million of the outstanding principal amount of our term loans and the repayment of our 2023 Senior Notes and 2024 Senior Notes.  See Note 13, Debt Agreements, of the Notes to Consolidated Financial Statements, included in Item 1 of this Annual Report on Form 10-K for further detail.

Deferred tax liabilities, net.  Deferred tax liabilities, net, decreased $13.6 million, from $107.8 million as of December 31, 2018 to $94.2 million as of December 31, 2019.  The decrease was primarily due to the U.S. federal and state tax credits generated during 2019 of $10.5 million and the decrease in state effective tax rate on the U.S. group net deferred tax liabilities of $1.5 million.

Other long-term liabilities.  Other long-term liabilities increased $41.6 million, from $38.7 million as of December 31, 2018 to $80.3 million as of December 31, 2019.  This was primarily due to $46.5 million related to long-term lease liabilities as of December 31, 2019.  Upon adoption of ASU No. 2016-02 on January 1, 2019, we established $38.0 million of liabilities and corresponding lease assets of $36.0 million on the consolidated balance sheet for leases, primarily related to operating leases on rented office properties, that existed as of the January 1, 2019, adoption date.

Contractual Obligations

As of December 31, 2019, minimum future cash payments due under contractual obligations, including, among others, our debt agreements, purchase agreements with third-party manufacturers and non-cancelable operating lease agreements, were as follows (in thousands):

						2025 &
	2020	2021	2022	2023	2024	Thereafter	Total
Debt agreements – principal (1)	$—	$—	$400,000	$—	$—	$1,018,026	$1,418,026
Debt agreements - interest (1)	61,697	60,832	55,832	49,253	50,880	124,062	402,556
Purchase commitments (2)	88,754	40,298	10,169	10,266	7,155	10,000	166,642
Operating lease obligations (3)	7,804	7,116	5,940	5,867	6,485	39,607	72,819
Total contractual cash obligations	$158,255	$108,246	$471,941	$65,386	$64,520	$1,191,695	$2,060,043

(1)	Represents the minimum contractual obligation due under the following debt agreements:
•

$418.0 million under the December 2019 Refinancing Loans, which includes estimated monthly interest payments based on the applicable interest rate at December 31, 2019 of 3.94% and repayment of the remaining principal in May 2026.  In June 2018, we repaid $23.5 million under the mandatory prepayment provisions of the Credit Agreement.  In March 2019, we completed the repayment of $300.0 million of our outstanding principal amount of term loans under the Credit Agreement following the closing of our underwritten public equity offering.  In July 2019, we repaid an additional $100.0 million of our term loans under the Credit Agreement.  Following these repayments, our outstanding principal balance of term loans under the Credit Agreement was $418.0 million and we are not required to pay any further quarterly installments.

•	$600.0 million 2027 Senior Notes, which includes bi-annual interest payments and repayment of the principal in August 2027.
•	$400.0 million Exchangeable Senior Notes, which includes bi-annual interest payments and repayment of the principal in March 2022.
(2)	These amounts reflect the following purchase commitments with our third-party manufacturers:
•

Purchase commitment for TEPEZZA drugs substance with AGC Biologics A/S to be delivered through the second half of 2021.  Purchase commitments with Catalent Indiana, LLC for TEPEZZA drug product to be delivered through December 2020.

•	Purchase commitment for PROCYSBI through March 2020.
•

Minimum annual order quantities required to be placed with Boehringer Ingelheim for final packaged ACTIMMUNE through July 2024 and additional units we also committed to purchase which were intended to cover anticipated demand if the results of the FA program of ACTIMMUNE for the treatment of FA had been successful.  As of December 31, 2019, the minimum binding purchase commitment to Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim Biopharmaceuticals, was $15.6 million (converted using a Dollar-to-Euro exchange rate of 1.1215) through July 2024.

•	A commitment to spend $0.7 million with Boehringer Ingelheim related to the harmonization of the manufacturing process for ACTIMMUNE drug substance.
•	Minimum purchase commitment for KRYSTEXXA through 2026.
•	Minimum purchase commitment for RAYOS tablets from Jagotec AG through December 2023.

•

At December 31, 2019, the minimum purchase commitment based on tablet pricing in effect under the agreement was $2.0 million through March 2020.  Purchase commitment for final packaged PENNSAID 2% from Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) through March 2020.

•	Purchase commitment for final packaged DUEXIS tablets from Sanofi-Aventis U.S. through June 2020.
•	Purchase commitment for RAVICTI, BUPHENYL and QUINSAIR outstanding at December 31, 2019.

(3)

These amounts reflect payments due under our operating leases, which are principally for our facilities.  For further details regarding these properties, see Item 2 of Part I, Properties, of this Annual Report on Form 10-K.

The above table does not include details of an agreement to lease entered into on October 14, 2019, relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  Lease commencement will begin when construction of the offices are completed by the lessor and we have access to begin the construction of leasehold improvements.  We expect to incur leasehold improvement costs during 2020 and 2021 in order to prepare the building for occupancy.

As of December 31, 2019, our contingent liability for uncertain tax positions amounted to $27.4 million (excluding interest and penalties).  Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments, if any.  Therefore, our contingent liability has been excluded from the above contractual obligations table.  We do not expect a significant tax payment related to these obligations within the next year.

In addition to the obligations set out in the above table, we have assumed material obligations to make royalty and milestone payments to certain third parties on net sales of certain of our medicines.  See Note 15 of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for details of these material obligations.

In February 2020, we purchased a three-building campus in Deerfield, Illinois, for total cash consideration of $115.0 million.  The Deerfield campus totals 70 acres and consists of more than 650,000 square feet of office space.  We expect to move to the Deerfield campus in the second half of 2020 and market our Lake Forest office for sub-lease.  We expect to make significant capital expenditures during 2020 in order to prepare the Deerfield campus for occupancy.

OFF-BALANCE SHEET ARRANGEMENTS

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 1 of this Annual Report on Form 10-K.

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

Co-pay and Other Patient Assistance Programs

We offer discount card and other programs such as our HorizonCares program to patients under which the patient receives a discount on his or her prescription.  In certain circumstances when a patient’s prescription is rejected by a managed care vendor, we will pay for the full cost of the prescription.  We reimburse pharmacies for this discount through third-party vendors.  We reduce gross sales by the amount of actual co-pay and other patient assistance in the period based on invoices received.  We also record an accrual to reduce gross sales for estimated co-pay and other patient assistance on units sold to distributors that have not yet been prescribed/dispensed to a patient.  We calculate accrued co-pay and other patient assistance costs using the expected value method.  The estimate is based on contract prices, estimated percentages of medicine that will be prescribed to qualified patients, average assistance paid based on reporting from the third-party vendors and estimated levels of inventory in the distribution channel.  Accrued co-pay and other patient assistance costs are included in “accrued trade discounts and rebates” on the consolidated balance sheet.

Sales Returns

Consistent with industry practice, we maintain a return policy that allows customers to return certain medicines within a specified period prior to and subsequent to the medicine expiration date.  Generally, medicines may be returned for a period beginning six months prior to its expiration date and up to one year after its expiration date.  The right of return expires on the earlier of one year after the medicine expiration date or the time that the medicine is dispensed to the patient.  The majority of medicine returns result from medicine dating, which falls within the range set by our policy, and are settled through the issuance of a credit to the customer.  We calculate sales returns using the expected value method.  The estimate of the provision for returns is based upon our historical experience with actual returns.  The return period is known to us based on the shelf life of medicines at the time of shipment.  We record sales returns in “accrued expenses” and as a reduction of revenue.

Government Rebates

We participate in certain government rebate programs such as Medicare Coverage Gap and Medicaid.  We calculate accrued government rebate estimates using the expected value method.  We accrue estimated rebates based on percentages of medicine prescribed to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients and record the rebates as a reduction of revenue.  Accrued government rebates are included in “accrued trade discounts and rebates” on the consolidated balance sheet.

Chargebacks

We provide discounts to government qualified entities with whom we have contracted.  These entities purchase medicines from the wholesale pharmaceutical distributors at a discounted price and the wholesale pharmaceutical distributors then charge back to us the difference between the current retail price and the contracted price that the entities paid for the medicines.  We calculate accrued chargeback estimates using the expected value method.  We accrue estimated chargebacks based on contract prices, sell-through sales data obtained from third-party information and estimated levels of inventory in the distribution channel and record the chargeback as a reduction of revenue.  Accrued chargebacks are included in “accrued trade discounts and rebates” on the consolidated balance sheet.

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

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired.  Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Impairment loss, if any, is recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability.  We test goodwill for impairment annually during the fourth quarter and whenever indicators of impairment exist by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount.  If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed.  If we conclude that goodwill is impaired, we will record an impairment charge in our consolidated statement of comprehensive income (loss).

Provision for Income Taxes

We account for income taxes based upon an asset and liability approach.  Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities.  Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards.  Deferred tax liabilities are recognized for taxable temporary differences.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Significant judgment is required in determining whether it is probable that sufficient future taxable income will be available against which a deferred tax asset can be utilized. In determining future taxable income, we are required to make assumptions including the amount of taxable income in the various jurisdictions in which we operate. These assumptions require significant judgment about forecasts of future taxable income.  Actual operating results in future years could render our current assumption of recoverability of deferred tax assets inaccurate.  The impact of tax rate changes on deferred tax assets and liabilities is recognized in the period that the change is enacted.  From time to time, we execute intra-company transactions in response to changes in operations, regulations, tax laws, funding needs and other circumstances.  These transactions require the interpretation and application of tax laws in the applicable jurisdiction to support the tax treatment taken.  The valuations which support the tax treatment of the transactions require significant estimates and assumptions within discounted cash flow models.  We also account for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return.  Deferred tax assets and deferred tax liabilities are netted by each tax-paying entity within each jurisdiction in our consolidated balance sheets.

Share-Based Compensation

We account for employee share-based compensation by measuring and recognizing compensation expense for all share-based payments based on estimated grant date fair values.  We use the straight-line method to allocate compensation cost to reporting periods over each awardee’s requisite service period, which is generally the vesting period.  If an award includes both a service condition and a market or performance condition, the graded vesting method is used to allocate compensation cost to reporting periods. We adopted ASU No. 2016-09 on January 1, 2017 and elected to retain a forfeiture rate after adoption.

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

Interest Rate Risk.  We are subject to interest rate fluctuation exposure through our borrowings under the Credit Agreement and our investment in money market accounts which bear a variable interest rate.  Term loans under the Credit Agreement bear interest, at our option, at a rate equal to the London Inter-Bank Offered Rate, or LIBOR, plus 2.25% per annum (subject to a 0.00% LIBOR floor), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%.  The loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to either LIBOR plus an applicable margin of 2.25% per annum (subject to a LIBOR floor of 0.00%), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  Our approximately $418.0 million of senior secured term loans under the Credit Agreement is based on LIBOR.  As of December 31, 2019, the Revolving Credit Facility was undrawn.  The one-month LIBOR rate as of February 6, 2020, which was the most recent date the interest rate on the term loan was fixed, was 1.69%, and as a result, the interest rate on our borrowings is currently 3.94% per annum.  Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, intends to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR.

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

Foreign Currency Risk.  Our purchase costs of TEPEZZA drug substance and ACTIMMUNE inventory are principally denominated in Euros and are subject to foreign currency risk.  We have contracts relating to RAVICTI, QUINSAIR and PROCYSBI for sales in Canada which sales are subject to foreign currency risk.  We also incur certain operating expenses in currencies other than the U.S. dollar in relation to our Irish operations and foreign subsidiaries.  Therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro and the Canadian dollar.

Inflation Risk.  We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the consolidated financial statements are presented in this report.

Credit Risk.  Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of December 31, 2019 and 2018, our top four customers accounted for approximately 84% and 85%, respectively, of our total outstanding accounts receivable balances.

Item 8. Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act), have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on management’s assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no material changes to our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2020 Annual General Meeting of Shareholders, or our 2020 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

We have adopted a written Code of Business Conduct and Ethics, or Ethics Code, that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Ethics Code is available on our website at www.horizontherapeutics.com.  If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements

The financial statements listed on the Index to Consolidated Financial Statements F-1 to F-60 are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves for each of the three fiscal years ended December 31, 2019, 2018 and 2017 appearing on page F-61.  Other financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

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

4.5	Form of 5.500% Senior Note due 2027 (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on July 16, 2019).
4.6	Description of securities registered under Section 12 of the Exchange Act of 1934.
10.1+

Form of Indemnification Agreement entered into by and between Horizon Therapeutics Public Limited Company and certain of its directors, officers and employees (incorporated by reference to Exhibit 10.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on September 19, 2014).

10.2+

Form of Indemnification Agreement entered into by and between Horizon Therapeutics USA, Inc. and certain directors, officers and employees of Horizon Therapeutics Public Limited Company (incorporated by reference to Exhibit 10.2 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on September 19, 2014).

10.3+

Horizon Therapeutics Public Limited Company Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.5 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2019).

10.4+**

Horizon Therapeutics USA, Inc. 2005 Stock Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to Horizon Therapeutics, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended).

10.5+**

Horizon Therapeutics USA, Inc. 2011 Equity Incentive Plan, as amended, and Form of Option Agreement and Form of Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics, Inc.’s Current Report on Form 8-K, filed on July 2, 2014).

10.6+

Horizon Therapeutics Public Limited Company Amended and Restated 2014 Equity Incentive Plan and Form of Option Agreement, Form of Stock Option Grant Notice, Forms of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Grant Notice thereunder (incorporated by reference to Exhibit 10.7 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2019).

10.7+

Horizon Therapeutics Public Limited Company 2014 Non-Employee Equity Plan, as amended, and Form of Option Agreement, Form of Stock Option Grant Notice, Forms of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Grant Notice thereunder (incorporated by reference to Exhibit 10.8 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2019).

10.8+

Horizon Therapeutics Public Limited Company 2014 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on May 4, 2016).

10.9+

Form of Employee Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.15 to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended).

10.10+

Amended and Restated Executive Employment Agreement, dated July 27, 2010, by and between Horizon Therapeutics USA, Inc. and Timothy Walbert (incorporated by reference to Exhibit 10.22 to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended).

10.11*

Manufacturing and Supply Agreement, dated May 25, 2011, by and between Horizon Therapeutics USA, Inc. and Sanofi-Aventis U.S. LLC (incorporated by reference to Exhibit 10.35 to Horizon Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-168504), as amended).

10.12*

Amendment to Manufacturing and Supply Agreement, effective as of September 25, 2013, by and between Horizon Therapeutics USA, Inc. and Sanofi-Aventis U.S. LLC (incorporated by reference to Exhibit 10.3 to Horizon Pharma, Inc.’s Quarterly Report on Form 10-Q, filed on November 8, 2013).

10.13+

First Amendment to Amended and Restated Executive Employment Agreement, dated January 16, 2014, by and between Horizon Therapeutics USA, Inc. and Timothy Walbert (incorporated by reference to Exhibit 99.1 to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on January 16, 2014).

10.14+

Executive Employment Agreement, effective as of June 23, 2014, by and between Horizon Therapeutics USA, Inc. and Paul W. Hoelscher (incorporated by reference to Exhibit 99.4 to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014).

10.15*

Supply Agreement, dated October 17, 2014, by and between Horizon Therapeutics Ireland DAC and Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (incorporated by reference to Exhibit 10.57 to Horizon Therapeutics Public Limited Company’s Amendment No. 2 to Annual Report on Form 10-K, filed on April 10, 2015).

10.16*

License Agreement for Interferon Gamma, dated May 5, 1998, by and between Genentech, Inc. and Horizon Therapeutics Ireland DAC (as successor in interest to Connetics Corporation) (incorporated by reference to Exhibit 10.62 to Horizon Therapeutics Public Limited Company’s Amendment No. 3 to Annual Report on Form 10-K, filed on May 26, 2017).

10.17

Amendment No. 1 to License Agreement for Interferon Gamma, dated December 28, 1998, by and between Genentech, Inc. and Horizon Therapeutics Ireland DAC (as successor in interest to Connetics Corporation) (incorporated by reference to Exhibit 10.63 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.18*

Amendment No. 2 to License Agreement for Interferon Gamma, dated January 15, 1999, by and between Genentech, Inc. and Horizon Therapeutics Ireland DAC (as successor in interest to Connetics Corporation) (incorporated by reference to Exhibit 10.64 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.19*

Amendment No. 3 to License Agreement for Interferon Gamma, dated April 27, 1999, by and between Genentech, Inc. and Horizon Therapeutics Ireland DAC (as successor in interest to Connetics Corporation) (incorporated by reference to Exhibit 10.65 to Horizon Therapeutics Public Limited Company’s Amendment No. 3 to Annual Report on Form 10-K, filed on May 26, 2017).

10.20

Consent to Assignment Agreement, dated June 23, 2000 (Amendment No. 4), by and among Genentech, Inc., Connetics Corporation and Horizon Therapeutics Ireland DAC (as successor in interest to InterMune Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.66 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.21

Amendment No. 5 to License Agreement for Interferon Gamma, dated January 25, 2001, by and between Genentech, Inc. and Horizon Therapeutics Ireland DAC (as successor in interest to InterMune Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.67 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.22*

Amendment No. 6 to License Agreement for Interferon Gamma, dated February 27, 2006, by and between Genentech, Inc. and Horizon Therapeutics Ireland DAC (as successor in interest to InterMune, Inc.) (incorporated by reference to Exhibit 10.68 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.23*

Amendment No. 7 to License Agreement for Interferon Gamma, dated December 17, 2013, by and between Genentech, Inc. and Horizon Therapeutics Ireland DAC (as successor in interest to Vidara Therapeutics International Public Limited Company) (incorporated by reference to Exhibit 10.69 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.24+

Executive Employment Agreement, effective as of September 18, 2014, by and between Horizon Therapeutics USA, Inc. and Barry Moze (incorporated by reference to Exhibit 10.74 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.25+

Horizon Therapeutics USA, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.30 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 28, 2018).

10.26+

Horizon Therapeutics Public Limited Company Equity Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).

10.27+

Executive Employment Agreement, dated May 7, 2015, by and between Horizon Therapeutics USA, Inc. and Brian Beeler (incorporated by reference to Exhibit 10.4 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).

10.28

Credit Agreement, dated May 7, 2015, by and among Horizon Therapeutics USA, Inc., as borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on May 11, 2015).

10.29*

License Agreement, dated April 16, 1999, by and among Saul Brusilow, M.D., Brusilow Enterprises, Inc. and Horizon Therapeutics, LLC (as successor in interest to Medicis Pharmaceutical Corporation) (incorporated by reference to Exhibit 10.8 to Horizon Therapeutics Public Limited Company’s Amendment No. 2 to Quarterly Report on Form 10-Q, filed on May 26, 2017).

10.30*

Settlement Agreement and First Amendment to License Agreement, dated August 21, 2007, by and among Saul Brusilow, M.D., Brusilow Enterprises, Inc., and Horizon Therapeutics, LLC (as successor in interest to Medicis Pharmaceutical Corporation and Ucyclyd Pharma, Inc.) (incorporated by reference to Exhibit 10.22 to Hyperion Therapeutics, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed on May 24, 2012).

10.31+

Horizon Therapeutics Public Limited Company Share Clog Program Trust Deed, as amended, and Form of Clog Letter (incorporated by reference to Exhibit 10.6 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 8, 2016).

10.32*

License Agreement, dated August 12, 1998, by and among Mountain View Pharmaceuticals, Inc., Duke University and Horizon Therapeutics Ireland DAC (as successor in interest to Bio-Technology General Corporation), as amended November 12, 2001, August 30, 2010, March 12, 2014 and July 16, 2015 (incorporated by reference to Exhibit 10.61 to Horizon Therapeutics Public Limited Company’s Amendment No. 1 to Annual Report on Form 10-K, filed on May 26, 2017).

10.33*

Commercial Supply Agreement, dated March 20, 2007, by and between Horizon Therapeutics Ireland DAC (as successor in interest to Savient Pharmaceuticals, Inc.) and Bio-Technology General (Israel) Ltd., as amended September 24, 2007, January 24, 2009, July 1, 2010 and March 21, 2012 (incorporated by reference to Exhibit 10.62 to Horizon Therapeutics Public Limited Company’s Amendment No. 1 to Annual Report on Form 10‑K, filed on May 26, 2017).

10.34*

Supply Agreement, dated August 3, 2015, by and between NOF Corporation and Horizon Therapeutics Ireland DAC (as successor in interest to Crealta Pharmaceuticals LLC) (incorporated by reference to Exhibit 10.63 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 29, 2016).

10.35*

Asset Purchase Agreement, dated March 22, 2012, by and between Horizon Therapeutics, LLC (as successor in interest to Hyperion Therapeutics, Inc.) and Bausch Health Companies Inc. (formerly Ucyclyd Pharma, Inc.) (incorporated by reference to Exhibit 2.1 to Hyperion Therapeutics, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed on May 24, 2012).

10.36*

Amendment No. 1 to Supply Agreement, dated February 4, 2016, by and between Horizon Therapeutics Ireland DAC and Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (incorporated by reference to Exhibit 10.66 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 29, 2016).

10.37*

Commercial Supply Agreement, dated October 16, 2008, by and between Exelead, Inc. (formerly known as Sigma-Tau PharmaSource, Inc. (as successor in interest to Enzon Pharmaceuticals, Inc.)) and Horizon Therapeutics Ireland DAC (as successor in interest to Savient Pharmaceuticals, Inc.), as amended October 5, 2009, October 22, 2009 and July 29, 2014 (incorporated by reference to Exhibit 10.68 to Horizon Therapeutics Public Limited Company’s Amendment No. 1 to Annual Report on Form 10-K, filed on May 26, 2017).

10.38*

Fifth Amendment to Commercial Supply Agreement, effective as of August 31, 2016, by and between Horizon Therapeutics Ireland DAC and Bio-Technology General (Israel) Ltd. (incorporated by reference to Exhibit 10.1 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2016).

10.39

Amendment No. 1, dated October 25, 2016, to Credit Agreement, dated May 7, 2015, by and among Horizon Therapeutics USA, Inc., as borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Amendment No. 1 to Current Report on Form 8-K, filed on October 25, 2016).

10.40*

API Supply Agreement, dated November 3, 2010, by and between Cambrex Profarmaco Milano and Horizon Therapeutics Ireland DAC (as successor in interest to Raptor Therapeutics Inc. and Raptor Pharmaceuticals Europe B.V.), as amended April 9, 2013 (incorporated by reference to Exhibit 10.4 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2016).

10.41*

Manufacturing Services Agreement, dated November 15, 2010, by and among Patheon Pharmaceuticals Inc., Horizon Orphan LLC (as successor in interest to Raptor Therapeutics Inc.) and Horizon Pharma Europe B.V. (as successor in interest to Raptor Pharmaceuticals Europe B.V.), as amended April 5, 2012 and June 21, 2013 (incorporated by reference to Exhibit 10.5 to Horizon Therapeutics Public Limited Company’s Amendment No. 1 to Quarterly Report on Form 10-Q, filed on May 26, 2017).

10.42+

Horizon Therapeutics Public Limited Company Equity Long-Term Incentive Program (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on January 11, 2018).

10.43+

Horizon Therapeutics Public Limited Company Cash Incentive Program (incorporated by reference to Exhibit 99.2 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on January 11, 2018).

10.44+

Horizon Therapeutics Public Limited Company Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 99.4 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on January 11, 2018).

10.45+	Separation Agreement, dated January 23, 2020, by and between Horizon Therapeutics USA, Inc. and Shao-Lee Lin, M.D., Ph.D.

10.46+

Executive Employment Agreement, effective as of September 11, 2017, by and between Horizon Therapeutics USA, Inc. and Irina Konstantinovsky (incorporated by reference to Exhibit 10.2 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 6, 2017).

10.47

Amendment No. 2, dated March 29, 2017, to Credit Agreement, dated May 7, 2015, by and among Horizon Therapeutics USA, Inc., as Borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on March 30, 2017).

10.48

Amendment No. 3, dated October 23, 2017, to Credit Agreement, dated May 7, 2015, by and among Horizon Therapeutics USA, Inc., as Borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on October 23, 2017).

10.49*

Global Supply Agreement, dated June 30, 2017, by and between Horizon Therapeutics Ireland DAC and Boehringer Ingelheim Biopharmaceuticals GmbH (incorporated by reference to Exhibit 10.3 to Horizon Therapeutics Public Limited Company’s Amendment No. 1 to Quarterly Report on Form 10-Q, filed on September 28, 2017).

10.50*

Amended and Restated License Agreement, dated May 31, 2017, by and between Horizon Orphan LLC and The Regents of the University of California (incorporated by reference to Exhibit 10.4 to Horizon Therapeutics Public Limited Company’s Amendment No. 1 to Quarterly Report on Form 10-Q, filed on September 28, 2017).

10.51+

Amended and Restated Executive Employment Agreement, effective as of March 1, 2018, by and between Horizon Therapeutics USA, Inc. and Vikram Karnani (incorporated by reference to Exhibit 10.10 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 9, 2018).

10.52+

First Amendment to Executive Employment Agreement, dated May 4, 2017, by and between Horizon Therapeutics USA, Inc. and Paul W. Hoelscher (incorporated by reference to Exhibit 10.7 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.53+

First Amendment to Executive Employment Agreement, dated May 4, 2017, by and between Horizon Therapeutics USA, Inc. and Barry Moze (incorporated by reference to Exhibit 10.8 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.54+

First Amendment to Executive Employment Agreement, dated May 4, 2017, by and between Horizon Therapeutics USA, Inc. and Brian Beeler (incorporated by reference to Exhibit 10.9 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.55+

Second Amendment to Amended and Restated Executive Employment Agreement, dated May 4, 2017, by and between Horizon Therapeutics USA, Inc. and Timothy Walbert (incorporated by reference to Exhibit 10.13 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.56+

Executive Employment Agreement, effective as of February 16, 2017, by and between Horizon Therapeutics USA, Inc. and Michael DesJardin (incorporated by reference to Exhibit 10.68 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 28, 2018).

10.57+

First Amendment to Executive Employment Agreement, dated May 4, 2017, by and between Horizon Therapeutics USA, Inc. and Michael DesJardin (incorporated by reference to Exhibit 10.69 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 28, 2018).

10.58*

Second Amendment to Supply Agreement, dated January 1, 2017, by and between Horizon Therapeutics Ireland DAC and Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (incorporated by reference to Exhibit 10.71 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 28, 2018).

10.59*

Third Amendment to Supply Agreement, dated February 16, 2018, by and between Horizon Therapeutics Ireland DAC and Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (incorporated by reference to Exhibit 10.72 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 28, 2018).

10.60*

Confidential Settlement and License Agreement, effective as of June 27, 2018, by and among Horizon Therapeutics, LLC, Lupin Ltd. and Lupin Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 8, 2018).

10.61*

Letter Agreement, dated May 1, 2018, by and between Horizon Therapeutics USA, Inc. and Sanofi US Services, Inc. (incorporated by reference to Exhibit 10.2 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 8, 2018).

10.62*

Confidential Settlement and License Agreement, effective as of September 17, 2018, by and between Horizon Therapeutics, LLC and Par Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.1 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2018).

10.63

Amendment No. 4, dated October 19, 2018, to Credit Agreement, dated May 7, 2015 (as amended by Amendment No. 1, dated October 25, 2016, Amendment No. 2, dated March 29, 2017 and Amendment No. 3, dated October 23, 2017), by and among Horizon Therapeutics USA, Inc., as Borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on October 19, 2018).

10.64*

Amendment No. 1 to Amended and Restated License Agreement, dated September 11, 2018, by and between Horizon Orphan LLC and The Regents of the University of California (incorporated by reference to Exhibit 10.3 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2018).

10.65+

Amended and Restated Executive Employment Agreement, effective as of August 1, 2018, by and between Horizon Therapeutics USA, Inc. and Geoffrey M. Curtis (incorporated by reference to Exhibit 10.69 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2019).

10.66

Amendment No. 5, dated March 11, 2019, to Credit Agreement, dated May 7, 2015 (as amended by Amendment No. 1, dated October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, and Amendment No. 4, dated October 19, 2018), by and among Horizon Therapeutics USA, Inc., as Borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on March 11, 2019).

10.67+

Executive Employment Agreement, effective as of May 1, 2019, by and between Horizon Therapeutics USA, Inc. and Jeffery Kent, M.D., FACP, FACG (incorporated by reference to Exhibit 10.2 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2019).

10.68***

Commercial Supply Agreement, effective as of February 14, 2018, by and between CMC Biologics A/S, dba AGC Biologics and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.3 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2019).

10.69***

Commercial Supply Agreement, effective as of December 18, 2018, by and between Catalent Indiana, LLC and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.4 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2019).

10.70***

License Agreement, effective as of June 15, 2011, by and among F. Hoffmann-La Roche Ltd, Hoffman-La Roche Inc. and Horizon Therapeutics Ireland DAC (as successor in interest to River Vision Development Corp), as amended through Amendment No. 9 to the License Agreement, effective as of October 21, 2016.

10.71***

Exclusive License Agreement, dated December 5, 2012, by and between Lundquist Institute (formerly known as Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center) and Horizon Therapeutics Ireland DAC (as successor in interest to River Vision Development Corp) (incorporated by reference to Exhibit 10.6 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2019).

10.72

Amendment No. 6, dated May 22, 2019, to Credit Agreement, dated May 7, 2015 (as amended by Amendment No. 1, dated October 25, 2016, Amendment No. 2, dated March  29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018 and Amendment No. 5, dated March  11, 2019), by and among Horizon Therapeutics USA, Inc., as Borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on May 22, 2019).

10.73***

Amendment No. 1 to Commercial Supply Agreement, dated May 15, 2019, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.6 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2019).

10.74***

Mutual Settlement, Release and Media License Agreement, effective as of December 21, 2016, by and between Horizon Therapeutics Ireland DAC (as successor in interest to River Vision Development Corp). and Boehringer Ingelheim Biopharmaceuticals GmbH (incorporated by reference to Exhibit 10.1 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 6, 2019).

10.75+

Release and Waiver of Claims of Robert F. Carey, dated as of September 18, 2019 (incorporated by reference to Exhibit 10.2 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 6, 2019).

10.76+

Executive Employment Agreement, effective as of November 1, 2019, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics USA, Inc. and Andy Pasternak (incorporated by reference to Exhibit 10.3 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 6, 2019).

10.77

Amendment No. 7, dated December 18, 2019, to Credit Agreement, dated May 7, 2015 (as amended by Amendment No. 1, dated October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018, Amendment No. 5, dated March 11, 2019 and Amendment No. 6, dated May 22, 2019), by and among Horizon Therapeutics USA, Inc., as Borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on December 18, 2019).

10.78***	Amendment No. 2 to Commercial Supply Agreement, dated December 18, 2019, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Therapeutics Ireland DAC.

10.79	Amendment No. 2 to API Supply Agreement, effective as of January 17, 2018, by and between Cambrex Profarmaco Milano and Horizon Therapeutics Ireland DAC.

10.80***	Amendment to Supply Agreement, effective as of November 30, 2018, by and between NOF Corporation and Horizon Therapeutics Ireland DAC.

21.1	Subsidiaries of Horizon Therapeutics Public Limited Company.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**

Indicates an instrument, agreement or compensatory arrangement or plan assumed by Horizon Therapeutics Public Limited Company in the merger with Vidara and no longer binding on Horizon Therapeutics USA, Inc.

***

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

Item 16. Form 10-K Summary

None.

HORIZON THERAPEUTICS PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Horizon Therapeutics plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Horizon Therapeutics plc and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), of shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations and the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued Medicaid Rebates and Accrued Co-Pay and Other Patient Assistance

As described in Notes 2 and 10 to the consolidated financial statements, the Company has accrued government rebates and chargebacks of $164.5 million as of December 31, 2019. A significant portion of these accruals relates to the Company’s Medicaid rebates. The Company also has accrued co-pay and other patient assistance of $163.6 million as of December 31, 2019. Collectively these are referred to as “the allowances”.  Management calculates the allowances using the expected value method.  Management applied significant judgment in estimating the allowances at the time of sale to wholesale pharmaceutical distributors and pharmacies based on estimated rebate percentages, estimated percentages of medicine that will be prescribed to qualified patients, average assistance paid based on reporting from the third-party vendors, and estimated levels of inventory in the distribution channel.

The principal considerations for our determination that performing procedures relating to accrued Medicaid rebates and accrued co-pay and other patient assistance is a critical audit matter is that there was significant judgment by management when estimating the allowances. This in turn led to a high degree of auditor judgment, subjectivity and effort in applying procedures to evaluate management's estimate and significant assumptions, including estimated rebate percentages, average assistance paid based on reporting from third-party vendors, estimated percentages of medicine prescribed to qualified patients and estimated levels of inventory in the distribution channel.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the accrued Medicaid rebates and accrued co-pay and other patient assistance, including controls over the assumptions used to estimate the allowances. These procedures also included, among others, i) developing an independent estimate of the accrued Medicaid rebates by utilizing third-party prescription data, the terms of the specific rebate programs, and the historical trend of actual rebate claims paid, ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of the estimate, iii) testing rebate claims processed by the Company, including evaluating those claims for consistency with the terms of the specific rebate programs, iv) testing management’s process for developing the co-pay and other patient assistance allowances and evaluating the appropriateness of the methodology used by management, v) testing co-pay and other patient assistance payments, including evaluating the consistency with third-party invoices, vi) testing the completeness, accuracy and relevance of underlying data used by management, and vii) evaluating the significant assumptions used by management including estimated rebate percentages, average assistance paid based on reporting from third-party vendors, estimated percentages of medicine prescribed to qualified patients and estimated levels of inventory in the distribution channel. Evaluating management’s assumptions involved evaluating whether the assumptions used by management were reasonable by (i) evaluating the consistency of the assumptions with historical trends, (ii) comparing assumptions and inputs to government prices, invoices, current payment trends, and other third party data on a test basis where relevant, (iii) considering whether relevant company and industry specific considerations have been incorporated into the assumptions appropriately, and (iv) evaluating evidence identified that was considered contrary to management’s assumptions and evaluating its impact on management’s estimate.

Income Tax Impacts of Intra-company Transfer of Intellectual Property Assets

As described in Notes 2 and 19 to the consolidated financial statements, the Company executed an intra-company transfer of intellectual property assets to an Irish subsidiary. During the year ended December 31, 2019, the Company recognized a deferred tax asset and related income tax benefit of $553.3 million, which represents the difference between the book and tax basis of the transferred assets multiplied by the Irish statutory income tax rate. The transaction required the interpretation and application of tax laws in the applicable jurisdiction to support the tax treatment taken. The valuation of the step-up tax basis of intellectual property assets, which supports the tax treatment of the transaction, required significant estimates and assumptions within discounted cash flow models.

The principal considerations for our determination that performing procedures relating to income tax impacts of intra-company transfer of intellectual property assets is a critical audit matter are that there was significant judgment by management when interpreting and applying the tax laws in the applicable jurisdiction, and in estimating the valuation of the step-up tax basis of intellectual property assets. This in turn led to a high degree of auditor judgment, subjectivity and effort to evaluate management’s interpretation of the tax laws in the relevant jurisdiction and to evaluate management's estimate of the valuation of the intellectual property assets. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the income tax impacts of the intra-company transfer of intellectual property assets, including controls over the tax treatment and application of tax laws, and the valuation of the step-up tax basis of intellectual property assets. These procedures also included, among others, (i) testing the information used in the determination of the tax impacts of the transaction, including examining intercompany agreements and management’s interpretation and application of tax law; (ii) testing the calculation of the deferred tax asset and related income tax benefit for the intra-company transfer for intellectual property assets; (iii) testing the valuation of  intellectual property assets; and (iv) testing the completeness and accuracy of data provided by management. Professionals with specialized skill and knowledge were used (i) to assist in the evaluation of the reasonableness of management’s assessment of the income tax impact of intra-company transfer of intellectual property assets based on relevant tax laws in the applicable jurisdiction and (ii) to assist in evaluating the valuation of intellectual property assets.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 26, 2020

We have served as the Company’s auditor since 2009.

HORIZON THERAPEUTICS PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of	As of
	December 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,076,287	$958,712
Restricted cash	3,752	3,405
Accounts receivable, net	408,685	464,730
Inventories, net	53,802	50,751
Prepaid expenses and other current assets	143,577	68,218
Total current assets	1,686,103	1,545,816
Property and equipment, net	30,159	20,101
Developed technology, net	1,698,808	1,945,639
Other intangible assets, net	3,820	4,630
Goodwill	413,669	413,669
Deferred tax assets, net	555,165	3,148
Other assets	48,310	8,959
Total assets	$4,436,034	$3,941,962
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,514	$30,284
Accrued expenses	235,234	215,739
Accrued trade discounts and rebates	466,421	457,763
Deferred revenues, current portion	—	4,901
Total current liabilities	723,169	708,687
LONG-TERM LIABILITIES:
Exchangeable notes, net	351,533	332,199
Long-term debt, net of current	1,001,308	1,564,485
Deferred tax liabilities, net	94,247	107,768
Other long-term liabilities	80,328	38,717
Total long-term liabilities	1,527,416	2,043,169
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 and 300,000,000 shares authorized at December 31, 2019 and December 31, 2018, respectively; 188,402,040 and 169,244,520 shares issued at December 31, 2019 and December 31, 2018, respectively, and 188,017,674 and 168,860,154 shares outstanding at December 31, 2019 and December 31, 2018, respectively	19	17
Treasury stock, 384,366 ordinary shares at December 31, 2019 and December 31, 2018	(4,585)	(4,585)
Additional paid-in capital	2,797,602	2,374,966
Accumulated other comprehensive loss	(1,905)	(1,523)
Accumulated deficit	(605,682)	(1,178,769)
Total shareholders’ equity	2,185,449	1,190,106
Total liabilities and shareholders' equity	$4,436,034	$3,941,962

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2019	2018	2017
Net sales	$1,300,029	$1,207,570	$1,056,231
Cost of goods sold	362,175	391,301	493,368
Gross profit	937,854	816,269	562,863
OPERATING EXPENSES:
Research and development	103,169	82,762	224,962
Selling, general and administrative	697,111	692,485	655,093
Loss (gain) on sale of assets	10,963	(42,985)	—
Impairment of long-lived assets	—	46,096	22,270
Total operating expenses	811,243	778,358	902,325
Operating income (loss)	126,611	37,911	(339,462)
OTHER EXPENSE, NET:
Interest expense, net	(87,089)	(121,692)	(126,523)
Loss on debt extinguishment	(58,835)	—	(978)
Gain on divestiture	—	—	7,965
Foreign exchange gain (loss)	33	(192)	(260)
Other (expense) income, net	(944)	841	447
Total other expense, net	(146,835)	(121,043)	(119,349)
Loss before benefit for income taxes	(20,224)	(83,132)	(458,811)
Benefit for income taxes	(593,244)	(44,752)	(108,686)
Net income (loss)	$573,020	$(38,380)	$(350,125)
Net income (loss) per ordinary share—basic	$3.13	$(0.23)	$(2.15)
Weighted average ordinary shares outstanding—basic	182,930,109	166,155,405	163,122,663
Net income (loss) per ordinary share—diluted	$2.90	$(0.23)	$(2.15)
Weighted average ordinary shares outstanding—diluted	205,224,221	166,155,405	163,122,663
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	$(382)	$(826)	$2,067
Pension remeasurements	—	286	36
Other comprehensive (loss) income	(382)	(540)	2,103
Comprehensive income (loss)	$572,638	$(38,920)	$(348,022)

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2016	162,004,956	$16	384,366	$(4,585)	$2,119,455	$(3,086)	$(798,068)	$1,313,732
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	—	—	—	—	7,210	7,210
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	1,117,876	—	—	—	2,167	—		2,167
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(6,533)	—	—	(6,533)
Issuance of ordinary shares in conjunction with ESPP program	822,231	—	—	—	7,082	—	—	7,082
Issuance of ordinary shares in conjunction with PSU vesting	25,000	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	125,019	—	—	125,019
Issuance of ordinary shares in conjunction with warrant exercises	915,020	—	—	—	1,789	—	—	1,789
Shares repurchased	(100,000)	—	—	—	—	—	(992)	(992)
Currency translation adjustment	—	—	—	—	—	2,067	—	2,067
Pension remeasurements	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	(350,125)	(350,125)
Balances at December 31, 2017	164,785,083	$16	384,366	$(4,585)	$2,248,979	$(983)	$(1,141,975)	$1,101,452
Cumulative effect adjustment from adoption of ASUs 2014-09 and 2016-16	—	—	—	—	—	—	1,586	1,586
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	3,541,933	1	—	—	16,972	—	—	16,973
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(14,455)	—	—	(14,455)
Issuance of ordinary shares in conjunction with ESPP program	917,504	—	—	—	8,610	—	—	8,610
Share-based compensation	—	—	—	—	114,860	—	—	114,860
Currency translation adjustment	—	—	—	—	—	(826)	—	(826)
Pension remeasurements	—	—	—	—	—	286	—	286
Net loss	—	—	—	—	—	—	(38,380)	(38,380)
Balances at December 31, 2018	169,244,520	$17	384,366	$(4,585)	$2,374,966	$(1,523)	$(1,178,769)	$1,190,106
Cumulative effect adjustments from adoption of ASUs 2016-02	—	—	—	—	—	—	67	67
Issuance of ordinary shares - public offering	14,081,632	2	—	—	326,792	—	—	326,794
Issuance of ordinary shares in conjunction with vesting of restricted stock units, performance stock units and stock option exercises	4,227,998	—	—	—	24,881	—	—	24,881
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(31,569)	—	—	(31,569)
Issuance of ordinary shares in conjunction with ESPP program	847,890	—	—	—	11,317	—	—	11,317
Share-based compensation	—	—	—	—	91,215	—	—	91,215
Currency translation adjustment	—	—	—	—	—	(382)	—	(382)
Net income	—	—	—	—	—	—	573,020	573,020
Balances at December 31, 2019	188,402,040	$19	384,366	$(4,585)	$2,797,602	$(1,905)	$(605,682)	$2,185,449

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$573,020	$(38,380)	$(350,125)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	237,157	249,759	256,087
Equity-settled share-based compensation	91,215	114,860	125,019
Loss on debt extinguishment	58,835	—	978
Amortization of debt discount and deferred financing costs	22,602	22,751	21,619
Loss (gain) on sale of assets	10,963	(42,985)	—
Deferred income taxes	(565,537)	(64,491)	(132,231)
Impairment of long-lived assets	—	46,096	22,270
Gain on divestiture	—	—	(1,236)
Acquired in-process research and development expense	—	—	159,171
Foreign exchange and other adjustments	574	332	(1,466)
Changes in operating assets and liabilities:
Accounts receivable	56,166	(59,697)	(84,444)
Inventories	(3,268)	10,280	108,371
Prepaid expenses and other current assets	(72,763)	(25,313)	5,110
Accounts payable	(8,723)	(4,593)	(16,521)
Accrued trade discounts and rebates	8,591	(44,028)	205,487
Accrued expenses	19,788	40,787	(43,937)
Deferred revenues	(4,901)	(395)	4,468
Other non-current assets and liabilities	2,613	(10,440)	5,720
Net cash provided by operating activities	426,332	194,543	284,340
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	6,000	44,424	—
Purchases of property and equipment	(17,857)	(4,771)	(4,336)
Change in escrow deposit for property purchase	(6,000)	—	—
Payment related to license agreement	—	(12,000)	—
Payments for acquisitions, net of cash acquired	—	—	(167,220)
Proceeds from divestiture, net of cash divested	—	—	69,371
Net cash (used in) provided by investing activities	(17,857)	27,653	(102,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of senior notes	590,057	—	—
Net proceeds from the issuance of ordinary shares	326,793	—	—
Repayment of senior notes	(814,420)	—	—
Net proceeds from term loans	935,404	818,026	1,693,512
Repayment of term loans	(1,336,207)	(845,749)	(1,622,749)
Contingent consideration proceeds from divestiture	3,297	—	—
Payment of contingent consideration	—	—	(20,000)
Repurchase of ordinary shares	—	—	(992)
Proceeds from the issuance of ordinary shares in connection with warrant exercises	—	—	1,789
Proceeds from the issuance of ordinary shares in conjunction with ESPP program	11,317	8,610	7,082
Proceeds from the issuance of ordinary shares in connection with stock option exercises	24,882	16,972	2,167
Payment of employee withholding taxes relating to share-based awards	(31,569)	(14,455)	(6,533)
Net cash (used in) provided by financing activities	(290,446)	(16,596)	54,276
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(107)	(1,380)	5,316
Net increase in cash, cash equivalents and restricted cash	117,922	204,220	241,747
Cash, cash equivalents and restricted cash, beginning of the year	962,117	757,897	516,150
Cash, cash equivalents and restricted cash, end of the year	$1,080,039	$962,117	$757,897

HORIZON THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Supplemental cash flow information:
Cash paid for interest	$78,044	$112,468	$113,790
Cash paid for income taxes	9,925	53,058	2,548
Cash paid for amounts included in the measurement of lease liabilities, net of lease incentive payments	6,484	—	—
Supplemental non-cash flow information:
Purchases of property and equipment included in accounts payable and accrued expenses	117	1,101	—
Lease liabilities arising from obtaining right-of-use assets	11,444	—	—
Purchases of acquired in-process research and development included in accounts payable and accrued expenses	—	—	12,000

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON THERAPEUTICS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

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

Business Overview

Horizon is focused on researching, developing and commercializing medicines that address critical needs for people impacted by rare and rheumatic diseases.  The Company’s pipeline is purposeful: it applies scientific expertise and courage to bring clinically meaningful therapies to patients.  Horizon believes science and compassion must work together to transform lives. The Company has two reportable segments, the orphan and rheumatology segment and the inflammation segment (previously named the primary care segment), and currently markets eleven medicines in the areas of orphan diseases, rheumatology and inflammation.

On January 21, 2020, the U.S. Food and Drug Administration (“FDA”) approved TEPEZZA™ (teprotumumab-trbw) for the treatment of thyroid eye disease.

As of December 31, 2019, the Company’s marketed medicines consisted of the following:

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

Change in Accounting Method

When accounting for business combinations under ASC Topic 805, Business Combinations, the Company previously separately identified and recorded at fair value intangible assets acquired and their related third-party contingent royalties at the date of acquisition.  Third-party contingent royalties are royalties payable to parties other than sellers of the businesses.  Effective January 1, 2019, the Company retrospectively changed its accounting for business combinations and now records acquired intangible assets and their related third-party contingent royalties on a net basis (“New Method”).  The Company changed its accounting principle on the basis that the use of the New Method is preferable primarily due to improved comparability with the Company’s peers.  The Company has adjusted the accompanying consolidated balance sheet as at December 31, 2018, consolidated statement of comprehensive income (loss) for the years ended December 31, 2018 and 2017 and the consolidated statements of cash flows for the years ended December 31, 2018 and 2017 to reflect this change in accounting.  Total shareholders’ equity at December 31, 2018 was adjusted by $135.9 million to reflect the cumulative impact of the change to the earliest year presented.  The impact on the consolidated statement of cash flows consisted of adjustments to reconcile net income (loss) to net cash provided by operating activities and changes in operating assets and liabilities for all periods presented.  There was no impact on total operating, investing or financing cash flows for any prior period.  The following are selected line items from the Company’s consolidated financial statements illustrating the effect of the change in accounting method (in thousands, except per share data):

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

(1)

The change in accounting principle resulted in the Company re-performing its purchase price allocations as of the respective acquisition dates for prior business combinations.  The adjustments to the purchase price allocations primarily resulted in a decrease in developed technology intangible assets and the elimination of liabilities for accrued contingent royalties due to recording these items on a net basis.  The re-performance of purchase price allocations also impacted goodwill and deferred tax liabilities.  In addition, the change in accounting principle resulted in the elimination of royalty reimbursement assets and accrued contingent royalty liabilities that were recorded in connection with divestitures, impacting prepaid expenses and other current assets, other assets, accrued expenses and other long-term liabilities captions as shown in the table above.  In addition, under the New Method of accounting, the Company is presenting accrued royalties based on each periods’ net sales as part of the accrued expenses line item on its consolidated balance sheets.

	Consolidated Statement of Comprehensive Loss
	For the Year Ended December 31, 2018
	As Previously Reported	Impact of Accounting Change (1)	As Adjusted
Cost of goods sold	$422,317	$(31,016)	$391,301
Gross profit	785,253	31,016	816,269
Impairment of long-lived assets	50,302	(4,206)	46,096
Gain on sale of assets	(42,688)	(297)	(42,985)
Total operating expenses	782,861	(4,503)	778,358
Operating income	2,392	35,519	37,911
Other income, net	346	495	841
Total other expenses, net	(121,538)	495	(121,043)
Loss before benefit for income taxes	(119,146)	36,014	(83,132)
Benefit for income taxes	(44,959)	207	(44,752)
Net loss	(74,187)	35,807	(38,380)
Net loss per ordinary share - basic and diluted	(0.45)	0.22	(0.23)
Comprehensive loss	(74,727)	35,807	(38,920)

	Consolidated Statement of Comprehensive Loss
	For the Year Ended December 31, 2017
	As Previously Reported	Impact of Accounting Change (1)	As Adjusted
Cost of goods sold	$537,334	$(43,966)	$493,368
Gross profit	518,897	43,966	562,863
Operating loss	(383,428)	43,966	(339,462)
Gain on divestiture	6,267	1,698	7,965
Other income, net	588	(141)	447
Total other expenses, net	(120,906)	1,557	(119,349)
Loss before benefit for income taxes	(504,334)	45,523	(458,811)
Benefit for income taxes	(102,749)	(5,937)	(108,686)
Net loss	(401,585)	51,460	(350,125)
Net loss per ordinary share - basic and diluted	(2.46)	0.31	(2.15)
Comprehensive loss	(399,482)	51,460	(348,022)

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

Segment Information

The Company’s reportable segments, which are the orphan and rheumatology segment and the inflammation segment, are reported in a manner consistent with the internal reporting provided to the Company’s chief operating decision maker (“CODM”).  The Company’s CODM has been identified as its chief executive officer.  The Company has no transactions between reportable segments.

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

Co-pay and Other Patient Assistance Programs

The Company offers discount card and other programs such as its HorizonCares program to patients under which the patient receives a discount on his or her prescription.  In certain circumstances when a patient’s prescription is rejected by a managed care vendor, the Company will pay for the full cost of the prescription.  The Company reimburses pharmacies for this discount through third-party vendors.  The Company reduces gross sales by the amount of actual co-pay and other patient assistance in the period based on invoices received.  The Company also records an accrual to reduce gross sales for estimated co-pay and other patient assistance on units sold to distributors that have not yet been prescribed/dispensed to a patient.  The Company calculates accrued co-pay and other patient assistance costs using the expected value method.  The estimate is based on contract prices, estimated percentages of medicine that will be prescribed to qualified patients, average assistance paid based on reporting from the third-party vendors and estimated levels of inventory in the distribution channel.  Accrued co-pay and other patient assistance costs are included in “accrued trade discounts and rebates” on the consolidated balance sheet.

Sales Returns

Consistent with industry practice, the Company maintains a return policy that allows customers to return certain medicines within a specified period prior to and subsequent to the medicine expiration date.  Generally, medicines may be returned for a period beginning six months prior to its expiration date and up to one year after its expiration date.  The right of return expires on the earlier of one year after the medicine expiration date or the time that the medicine is dispensed to the patient.  The majority of medicine returns result from medicine dating, which falls within the range set by the Company’s policy, and are settled through the issuance of a credit to the customer.  The Company calculates sales returns using the expected value method.  The estimate of the provision for returns is based upon the Company’s historical experience with actual returns.  The return period is known to the Company based on the shelf life of medicines at the time of shipment.  The Company records sales returns in “accrued expenses” and as a reduction of revenue.

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

Government Rebates

The Company participates in certain government rebate programs such as Medicare Coverage Gap and Medicaid.  The Company calculates accrued government rebate estimates using the expected value method.  The Company accrues estimated rebates based on percentages of medicine prescribed to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients and records the rebates as a reduction of revenue.  Accrued government rebates are included in “accrued trade discounts and rebates” on the consolidated balance sheet.

Chargebacks

The Company provides discounts to government qualified entities with whom the Company has contracted.  These entities purchase medicines from the wholesale pharmaceutical distributors at a discounted price and the wholesale pharmaceutical distributors then charge back to the Company the difference between the current retail price and the contracted price that the entities paid for the medicines.  The Company calculates accrued chargeback estimates using the expected value method.  The Company accrues estimated chargebacks based on contract prices, sell-through sales data obtained from third-party information and estimated levels of inventory in the distribution channel and records the chargeback as a reduction of revenue.  Accrued chargebacks are included in “accrued trade discounts and rebates” on the consolidated balance sheet.

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

Inventories acquired in business combinations are recorded at their estimated fair values.  “Step-up” represents the write-up of inventory from the lower of cost or net realizable value (the historical book value as previously recorded on the acquired company’s balance sheet) to fair market value at the acquisition date.  Inventory step-up expense is recorded in the consolidated statement of comprehensive income (loss) based on actual sales, or usage, using the first-in, first-out convention.

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

Cost of Goods Sold

The Company recognizes cost of goods sold in connection with its sales of each of its distributed medicines.  Cost of goods sold includes all costs directly related to the acquisition of the Company’s medicines from its third-party manufacturers, including freight charges and other direct expenses such as insurance and supply chain costs.  Cost of goods sold also includes amortization of intellectual property as described in the intangible assets accounting policy below, inventory step-up expense, drug substance harmonization costs, share-based compensation, charges relating to discontinuation of clinical trials, royalty payments to third parties and loss on inventory purchase commitments.

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

The purchase cost of TEPEZZA drug substance and ACTIMMUNE inventory are principally denominated in Euros and are subject to foreign currency risk. The Company has contracts relating to RAVICTI, QUINSAIR and PROCYSBI for sales in Canada which are subject to foreign currency risk.  The Company also incurs certain operating expenses in currencies other than the U.S. dollar in relation to its Irish operations and foreign subsidiaries.  Therefore, the Company is subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro and the Canadian dollar.

Historically, the Company’s accounts receivable balances have been highly concentrated with a select number of customers consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of December 31, 2019 and 2018, the Company’s top four customers accounted for approximately 84% and 85%, respectively, of the Company’s total outstanding accounts receivable balances.

The Company depends on single-source suppliers and manufacturers for certain of its medicines, medicine candidates and their active pharmaceutical ingredients.

Business Combinations

The Company accounts for business combinations in accordance with the guidance in Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”) under which acquired assets and liabilities are measured at their respective estimated fair values as of the acquisition date.  The Company may be required, as in the case of intangible assets, to determine the fair value associated with these amounts by estimating the fair value using an income approach under the discounted cash flow method, which may include revenue projections and other assumptions made by the Company to determine the fair value.

Provision for Income Taxes

The Company accounts for income taxes based upon an asset and liability approach.  Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities.  Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards.  Deferred tax liabilities are recognized for taxable temporary differences.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Significant judgment is required in determining whether it is probable that sufficient future taxable income will be available against which a deferred tax asset can be utilized. In determining future taxable income, the Company is required to make assumptions including the amount of taxable income in the various jurisdictions in which the Company operates. These assumptions require significant judgment about forecasts of future taxable income.  Actual operating results in future years could render our current assumption of recoverability of deferred tax assets inaccurate.  The impact of tax rate changes on deferred tax assets and liabilities is recognized in the period that the change is enacted.  From time to time, the Company executes intra-company transactions in response to changes in operations, regulations, tax laws, funding needs and other circumstances.  These transactions require the interpretation and application of tax laws in the applicable jurisdiction to support the tax treatment taken.  The valuations which support the tax treatment of the transactions require significant estimates and assumptions within discounted cash flow models.  The Company also accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return.  Deferred tax assets and deferred tax liabilities are netted by each tax-paying entity within each jurisdiction on the Company’s consolidated balance sheets.

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

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired.  Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Impairment loss, if any, is recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability.  The Company tests goodwill for impairment annually during the fourth quarter and whenever indicators of impairment exist by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount.  If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed.  If the Company concludes that goodwill is impaired, it will record an impairment charge in its consolidated statement of comprehensive income (loss).

Research and Development Expenses

Research and development expenses include, but are not limited to, payroll and other personnel expenses, consultant expenses, expenses incurred under agreements with contract research organizations to conduct clinical trials, expenses incurred to manufacture clinical trial materials and acquired in-process research and development (“IPR&D”) assets.  Research and development expenses were $103.2 million, $82.8 million and $225.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Advertising Expenses

We expense the costs of advertising as incurred.  Advertising expenses were $35.8 million, $21.6 million and $19.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss) (“OCI”).  OCI includes certain changes in shareholders’ equity that are excluded from net income (loss), which consist of foreign currency translation adjustments and pension remeasurements.  The Company reports the effect of significant reclassifications out of accumulated OCI on the respective line items in net income (loss) if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income (loss).  For other amounts that are not required under GAAP to be reclassified in their entirety to net income (loss) in the same reporting period, the Company cross-references other disclosures required under GAAP that provide additional detail about those amounts.

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

The Company reports right-of-use lease assets within non-current “Other assets” in its consolidated balance sheet.  The Company reports the current portion of lease liabilities within “Accrued expenses” and long-term lease liabilities within “Other long-term liabilities” in its consolidated balance sheet.

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

Effective January 1, 2019, the Company adopted Accounting Standards Updated (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”).  Under ASU No. 2016-02, an entity is required to recognize right-of-use lease assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements.  The Company adopted this standard on January 1, 2019, using a modified retrospective approach at the adoption date through a cumulative-effect adjustment to retained earnings.  The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carry forward its historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs.  In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases.  The Company applied the new guidance to all operating leases within the scope of the standard that were in effect on January 1, 2019, or entered into after, the adoption date.  Comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.  The adoption did not have a material impact on the Company’s consolidated statement of comprehensive income (loss).  However, the new standard established $38.0 million of liabilities and corresponding right-of-use assets of $36.0 million on the Company’s consolidated balance sheet for leases, primarily related to operating leases on rented office properties, that existed as of the January 1, 2019, adoption date.

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”).  ASU No. 2018-07 largely aligns the accounting for share-based payment awards issued to employees and non-employees.  The adoption of ASU No. 2018-07 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Effective January 1, 2019, the Company adopted ASU No. 2018-08, Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU No. 2018-08”), using prospective application to any new agreements entered into after the effective date.  The new guidance applies to all entities that receive or make contributions, including business entities.  The adoption of ASU No. 2018-08 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments and is effective for the Company as of January 1, 2020.  The Company does not expect the adoption of ASU 2016-13 to have a material impact to the Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplification and reduce the cost of accounting for income taxes (“ASU 2019-12”) and is effective for the Company January 1, 2021.  The Company is currently evaluating the impact of ASU 2019-12.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 3 – NET INCOME (LOSS) PER SHARE

The following table presents basic and diluted net income (loss) per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except share and per share data):

	For the Years Ended December 31,
	2019	2018	2017
Basic net income (loss) per share calculation:
Numerator - net income (loss)	$573,020	$(38,380)	$(350,125)
Denominator - weighted average of ordinary shares outstanding	182,930,109	166,155,405	163,122,663
Basic net income (loss) per share	$3.13	$(0.23)	$(2.15)
	For the Years Ended December 31,
	2019	2018	2017
Diluted net income (loss) per share calculation:
Net income (loss)	$573,020	$(38,380)	$(350,125)
Effect of assumed conversion of Exchangeable Senior Notes, net of tax	22,440	—	—
Numerator - net income (loss)	$595,460	$(38,380)	$(350,125)
Denominator - weighted average of ordinary shares outstanding	205,224,221	166,155,405	163,122,663
Diluted net income (loss) per share	$2.90	$(0.23)	$(2.15)

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

Beginning in the fourth quarter of 2019, with the ordinary share price significantly above the $28.66 exchange price, the Company decided that it no longer had the intent to settle the notes for cash.  Accordingly, during the year ended December 31, 2019, the Company prospectively applied the if-converted method to its 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) when determining the diluted net income (loss) per share.

The outstanding securities listed in the table below were excluded from the computation of diluted net income (loss) per ordinary share for the years ended December 31, 2019, 2018 and 2017 due to being anti-dilutive:

	For the Years Ended December 31,
	2019	2018	2017
Stock options	233,260	6,406,914	12,887,595
Restricted stock units	1,840	2,299,254	1,095,768
Performance stock units	586,868	1,248,632	2,742,301
Employee stock purchase plan shares	2,207	265,886	63,445
Warrants	—	—	388,841
	824,175	10,220,686	17,177,950

During the years ended December 31, 2018 and 2017, the potentially dilutive impact of the Exchangeable Senior Notes was determined using a method similar to the treasury stock method.  Under this method, no numerator or denominator adjustments arose from the principal and interest components of the Exchangeable Senior Notes because the Company had the intent and ability to settle the Exchangeable Senior Notes’ principal and interest in cash.  Instead, the Company was required to increase the diluted net income (loss) per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares.  For diluted net income (loss) per share purposes, the conversion spread obligation was calculated based on whether the average market price of the Company’s ordinary shares over the reporting period was in excess of the exchange price of the Exchangeable Senior Notes.  There was no calculated spread added to the denominator for the years ended December 31, 2018 and 2017.

NOTE 4 –ACQUISITIONS, DIVESTITURES AND OTHER ARRANGEMENTS

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

The loss on sale of assets recorded to the consolidated statement of comprehensive income (loss) during the year ended December 31, 2019, was determined as follows (in thousands):

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

Pursuant to ASU No. 2017-01, the Company accounted for the Immedica transaction as a sale of assets, specifically a sale of intellectual property rights.

The gain on sale of assets recorded to the consolidated statement of comprehensive income (loss) during the year ended December 31, 2018, was determined as follows (in thousands):

Cash proceeds	$35,000
Less net assets sold:
Developed technology	(4,146)
Transaction costs	(197)
Gain on sale of assets	$30,657

Acquisition and Subsequent Sale of Additional Rights to Interferon Gamma-1b

On June 30, 2017, the Company completed its acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International GmbH (“Boehringer Ingelheim International”) in all territories outside of the United States, Canada and Japan and in connection therewith, paid Boehringer Ingelheim International €19.5 million ($22.3 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1406).  Boehringer Ingelheim International commercialized interferon gamma-1b as IMUKIN in an estimated thirty countries, primarily in Europe and the Middle East.  Upon closing, during the year ended December 31, 2017, the Company accounted for the payment as the acquisition of an asset which was immediately impaired as projections for future net sales of IMUKIN in these territories did not exceed the related costs, and included the payment in the “impairment of long-lived assets” line item in its consolidated statement of comprehensive income (loss).

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

Pursuant to ASU No. 2017-01, the Company accounted for the IMUKIN sale as a sale of assets, specifically a sale of intellectual property rights and a sale of inventory.

The gain on sale of assets recorded to the consolidated statement of comprehensive income (loss) during the year ended December 31, 2018, was determined as follows (in thousands):

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

Under the agreement for the acquisition of River Vision, the Company is required to pay up to $325.0 million upon the attainment of various milestones, composed of $100.0 million related to FDA approval and $225.0 million related to net sales thresholds for TEPEZZA.  The agreement also includes a royalty payment of 3 percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).  The Company will make a milestone payment of $100.0 million related to FDA approval during the first quarter of 2020 and is expected to be capitalized as a finite-lived intangible asset representing the developed technology for TEPEZZA.  Refer to Note 15 for further detail on TEPEZZA milestone payments.

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

The gain on divestiture recorded during the year ended December 31, 2017 was determined as follows (in thousands):

Cash proceeds	$72,462
Add reimbursement of royalties	5,074
Less net assets sold:
Developed technology	(42,627)
Goodwill	(15,692)
Other	(5,984)
Transaction and other costs	(5,268)
Gain on divestiture	$7,965

Under the terms of its agreement with Chiesi, the Company will continue to pay third parties for the royalties on sales of PROCYSBI and QUINSAIR in the EMEA regions, and Chiesi will reimburse the Company for those royalties.  At the date of divestiture, the Company recorded an asset of $5.1 million to “other assets”, which represented the estimated amounts that are expected to be reimbursed from Chiesi for the PROCYSBI and QUINSAIR royalties.  These estimated royalties are accrued in “accrued expenses” and “other long-term liabilities”.

Transaction and other costs primarily relate to professional and license fees attributable to the divestiture.

Licensing Agreement

On December 12, 2017, the Company entered into an agreement to license HZN-003 (formerly MEDI4945), a potential next-generation biologic for uncontrolled gout, from MedImmune LLC (“MedImmune”), the global biologics research and development arm of the AstraZeneca Group.  HZN-003 is a pre-clinical, genetically engineered uricase derivative with optimized uricase and optimized PEGylation technology that has the potential to improve the response rate to the biologic as well as the potential for subcutaneous dosing.  Under the terms of the agreement, the Company agreed to pay MedImmune an upfront cash payment of $12.0 million with additional potential future milestone payments of up to $153.5 million contingent on the satisfaction of certain development and sales thresholds.  The $12.0 million upfront payment was accounted for as the acquisition of an asset and was recorded as “research and development” expenses in the consolidated statement of comprehensive income (loss) during the year ended December 31, 2017 and included in “accrued expenses” as of December 31, 2017.  The upfront payment was subsequently paid in January 2018.

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

NOTE 5 – INVENTORIES

The components of inventories as of December 31, 2019 and 2018 consisted of the following (in thousands):

	As of December 31,
	2019	2018
Raw materials	$6,750	$5,092
Work-in-process	22,465	27,068
Finished goods	24,587	18,591
Inventories, net	$53,802	$50,751

At December 31, 2019, the Company had approximately $3.2 million of raw materials and $3.9 million of work-in-process inventory related to TEPEZZA.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2019 and 2018 consisted of the following (in thousands):

	As of December 31,
	2019	2018
Deferred charge for taxes on intra-company profit	$46,388	$21,734
Advance payments for inventory	31,203	1,449
Rabbi trust assets	12,704	8,203
Prepaid income taxes	12,583	5,899
Other prepaid expenses and other current assets	40,699	30,933
Prepaid expenses and other current assets	$143,577	$68,218

Advance payments for inventory as of December 31, 2019, represents payments made to the manufacturer of TEPEZZA drug substance.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2019 and 2018 consisted of the following (in thousands):

	As of December 31,
	2019	2018
Leasehold improvements	$25,985	$9,982
Software	14,890	14,843
Machinery and equipment	5,217	4,800
Computer equipment	3,316	2,485
Other	6,334	2,501
	55,742	34,611
Less accumulated depreciation	(25,848)	(19,197)
Construction in process	265	4,687
Property and equipment, net	$30,159	$20,101

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $6.7 million, $6.1 million and $6.6 million, respectively.

In February 2020, the Company purchased a three-building campus in Deerfield, Illinois for total cash consideration of $115.0 million.  The Deerfield campus totals 70 acres and consists of more than 650,000 square feet of office space.  The Company expects to move to the Deerfield campus in the second half of 2020 and market its Lake Forest office for sub-lease.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2019, the Company retrospectively changed its accounting for business combinations, which impacted the carrying amounts of its goodwill and intangible assets.  Refer to Note 1 for further detail.

Goodwill

The gross carrying amount of goodwill as of December 31, 2019 and 2018 was $413.7 million.

The table below presents goodwill for the Company’s reportable segments as of December 31, 2019 (in thousands):

	Orphan and Rheumatology	Inflammation	Total
Goodwill	$360,745	$52,924	$413,669

As of December 31, 2019, there were no accumulated goodwill impairment losses.

Intangible Assets

As of December 31, 2019, the Company’s finite-lived intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, PENNSAID 2%, PROCYSBI, RAVICTI and RAYOS, as well as customer relationships for ACTIMMUNE.  The intangible asset related to VIMOVO developed technology was fully amortized as of December 31, 2019.

During the year ended December 31, 2019, in connection with the MIGERGOT transaction, the Company wrote off the remaining net book value of developed technology related to MIGERGOT of $17.0 million.  See Note 4 for further details.

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

The Company also recorded an impairment of $10.6 million during the year ended December 31, 2018, to fully write off the book value of developed technology related to LODOTRA as result of amendments to its license and supply agreements with Jagotec AG (“Jagotec”) and Skyepharma AG, which are affiliates of Vectura Group plc (“Vectura”). Under these amendments, effective January 1, 2019, the Company agreed to transfer all economic benefits of LODOTRA in Europe to Vectura during an initial transition period, with full rights transferring to Vectura when certain transfer activities have been completed.  These transfer activities are ongoing. The Company ceased recording LODOTRA net sales beginning January 1, 2019.  The fair value of developed technology was determined using an income approach.

Intangible assets as of December 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of December 31,
	2019			2018
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Impairment	Accumulated Amortization	Net Book Value
Developed technology	$2,758,403	$(1,059,595)	$1,698,808	$2,828,648	$(44,245)	$(838,764)	$1,945,639
Customer relationships	8,100	(4,280)	3,820	8,100	—	(3,470)	4,630
Total intangible assets	$2,766,503	$(1,063,875)	$1,702,628	$2,836,748	$(44,245)	$(842,234)	$1,950,269

Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $230.4 million, $243.6 million and $249.5 million, respectively. As of December 31, 2019, estimated future amortization expense was as follows (in thousands):

2020	$228,728
2021	221,244
2022	220,071
2023	219,454
2024	218,022
Thereafter	595,109
Total	$1,702,628

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of December 31, 2019 and 2018 consisted of the following (in thousands):

	As of December 31,
	2019	2018
Payroll-related expenses	$84,516	$78,555
Allowances for returns	45,082	39,041
Consulting and professional services	32,423	35,799
Accrued royalties	19,985	15,746
Accrued interest	18,709	13,196
Pricing review liability	9,831	9,091
Accrued other	24,688	24,311
Accrued expenses	$235,234	$215,739

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of December 31, 2019 and 2018 consisted of the following (in thousands):

	As of December 31,
	2019	2018
Accrued commercial rebates and wholesaler fees	$138,272	$153,083
Accrued co-pay and other patient assistance	163,641	179,463
Accrued government rebates and chargebacks	164,508	125,217
Accrued trade discounts and rebates	$466,421	$457,763
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	489	3,666
Total customer-related accruals and allowances	$466,910	$461,429

The following table summarizes changes in the Company’s customer-related accruals and allowances during the years ended December 31, 2019 and 2018 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2017	$190,485	$232,325	$93,985	$516,795
Current provisions relating to sales during the year ended December 31, 2018	590,316	1,970,714	411,449	2,972,479
Adjustments relating to prior-year sales	(667)	(374)	(14,787)	(15,828)
Payments relating to sales during the year ended December 31, 2018	(436,871)	(1,791,252)	(283,124)	(2,511,247)
Payments relating to prior-year sales	(189,818)	(231,951)	(79,001)	(500,770)
Balance at December 31, 2018	$153,445	$179,462	$128,522	$461,429
Current provisions relating to sales during the year ended December 31, 2019	484,843	1,519,712	503,652	2,508,207
Adjustments relating to prior-year sales	(5,296)	—	11,121	5,825
Payments relating to sales during the year ended December 31, 2019	(346,082)	(1,356,071)	(339,603)	(2,041,756)
Payments relating to prior-year sales	(148,149)	(179,462)	(139,184)	(466,795)
Balance at December 31, 2019	$138,761	$163,641	$164,508	$466,910

NOTE 11 – SEGMENT AND OTHER INFORMATION

The Company has two reportable segments, the orphan and rheumatology segment and the inflammation segment, and the Company reports net sales and segment operating income for each segment.

The orphan and rheumatology segment includes the marketed medicines KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, RAYOS, BUPHENYL and QUINSAIR.  The inflammation segment includes the marketed medicines PENNSAID 2%, DUEXIS and VIMOVO and previously included MIGERGOT prior to the MIGERGOT transaction.

The Company’s CODM evaluates the financial performance of the Company’s segments based upon segment operating income.  Segment operating income is defined as loss before benefit for income taxes adjusted for the items set forth in the reconciliation below.  Items below income from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s CODM.  Additionally, certain expenses are not allocated to a segment.  The Company does not report balance sheet information by segment as no balance sheet by segment is reviewed by the Company’s CODM.

The following table reflects net sales by medicine for the Company’s reportable segments (in thousands):

	Year Ended December 31,
	2019	2018	2017
KRYSTEXXA	$342,379	$258,920	$156,483
RAVICTI	228,755	226,650	193,918
PROCYSBI	161,941	154,895	137,740
ACTIMMUNE	107,302	105,563	110,993
RAYOS	78,595	61,067	52,125
BUPHENYL	9,806	21,810	20,792
QUINSAIR	817	504	3,442
LODOTRA	—	2,067	5,393
Orphan and Rheumatology segment net sales	$929,595	$831,476	$680,886

PENNSAID 2%	200,756	190,206	191,050
DUEXIS	115,750	114,672	121,161
VIMOVO	52,106	67,646	57,666
MIGERGOT	1,822	3,570	5,468
Inflammation segment net sales	$370,434	$376,094	$375,345

Total net sales	$1,300,029	$1,207,570	$1,056,231

The table below provides reconciliations of the Company’s segment operating income to the Company’s total loss before benefit for income taxes (in thousands):

	Year Ended December 31,
	2019	2018	2017
Segment operating income:
Orphan and Rheumatology	$306,333	$290,014	$241,135
Inflammation	174,869	160,447	149,133
Reconciling items:
Amortization and step-up:
Intangible amortization expense	(230,424)	(243,634)	(249,456)
Inventory step-up expense	(89)	(17,312)	(119,151)
Interest expense, net	(87,089)	(121,692)	(126,523)
Share-based compensation	(91,215)	(114,860)	(121,553)
Impairment of long-lived assets	—	(46,096)	(22,270)
Restructuring and realignment costs	(237)	(15,350)	(4,883)
Acquisition/divestiture-related costs	(1,032)	(3,989)	(177,490)
Depreciation	(6,733)	(6,126)	(6,631)
Litigation settlements	(1,000)	(5,750)	—
Drug substance harmonization costs	(457)	(2,855)	(10,651)
Fees relating to term loan refinancing	(2,292)	(937)	(5,220)
Foreign exchange gain (loss)	33	(192)	(260)
Upfront and milestone payments related to license agreements	(9,073)	(90)	(12,186)
Gain on divestiture	—	—	7,965
Loss on debt extinguishment	(58,835)	—	(978)
Other (expense) income, net	(944)	841	447
Charges relating to discontinuation of Friedreich's ataxia program	(1,076)	1,464	(239)
(Loss) gain on sale of assets	(10,963)	42,985	—
Loss before benefit for income taxes	$(20,224)	$(83,132)	$(458,811)

As a result of the change in accounting method described in Note 1, certain adjustments in the above table have been changed from the amounts presented in the reconciliation of the Company’s segment operating income to its total loss before benefit for income taxes as previously reported.  The Company’s segment operating income was not impacted by the change in accounting method.

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments, and all other customers as a group (in thousands, except percentages):

	Year ended December 31,
	2019		2018		2017
	Amount	% of Gross Sales	Amount	% of Gross Sales	Amount	% of Gross Sales
Customer A	$1,414,617	36%	$1,553,333	36%	$1,165,591	29%
Customer B	757,138	19%	526,398	12%	567,583	14%
Customer C	664,454	17%	1,011,996	24%	1,205,268	30%
Customer D	391,628	10%	458,074	11%	16,304	0%
Other Customers	683,987	18%	714,652	17%	1,103,093	27%
Gross Sales	$3,911,824	100%	$4,264,453	100%	$4,057,839	100%

Geographic revenues are determined based on the country in which the Company’s customers are located.  The following table presents a summary of net sales attributed to geographic sources (in thousands, except percentages):

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$1,292,419	99%	$1,186,519	98%	$1,026,527	97%
Rest of world	7,610	1%	21,051	2%	29,704	3%
Total net sales	$1,300,029		$1,207,570		$1,056,231

The following table presents total tangible long-lived assets by location (in thousands):

	As of December 31,
	2019	2018
United States	$27,497	$17,107
Other	2,662	2,994
Total long-lived assets (1)	$30,159	$20,101

(1)	Long-lived assets consist of property and equipment.

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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	1,029,725	—	—	1,029,725
Other current assets	12,704	—	—	12,704
Total assets at fair value	$1,042,429	$—	$—	$1,042,429
Liabilities:
Other long-term liabilities	(12,704)	—	—	(12,704)
Total liabilities at fair value	$(12,704)	$—	$—	$(12,704)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$6,500	$—	$6,500
Money market funds	915,800	—	—	915,800
Other current assets	8,203	—	—	8,203
Total assets at fair value	$924,003	$6,500	$—	$930,503
Liabilities:
Other long-term liabilities	(8,203)	—	—	(8,203)
Total liabilities at fair value	$(8,203)	$—	$—	$(8,203)

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2019 and 2018 consisted of the following (in thousands):

	As of December 31,
	2019	2018
Term Loan Facility	$418,026	$818,026
2027 Senior Notes	600,000	—
2023 Senior Notes	—	475,000
2024 Senior Notes	—	300,000
Exchangeable Senior Notes	400,000	400,000
Total face value	1,418,026	1,993,026
Debt discount	(59,922)	(87,038)
Deferred financing fees	(5,263)	(9,304)
Total long-term debt and exchangeable notes	1,352,841	1,896,684
Less: long-term debt - current portion	—	—
Long-term debt and exchangeable notes, net of current portion	$1,352,841	$1,896,684

Scheduled maturities with respect to the Company’s long-term debt are as follows (in thousands):

2020	$—
2021	—
2022	(400,000)
2023	—
2024	—
Thereafter	(1,018,026)
Total	$(1,418,026)

Term Loan Facility and Revolving Credit Facility

On December 18, 2019, Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc.) (the “Borrower”), a wholly owned subsidiary of the Company, borrowed approximately $418.0 million aggregate principal amount of loans (the “December 2019 Refinancing Loans”) pursuant to an amendment (the “December 2019 Refinancing Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018, Amendment No. 5, dated March 11, 2019 and Amendment No. 6, dated May 22, 2019 (the “Term Loan Facility”).  Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments (the “Incremental Revolving Commitments”).  The Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) and provide the Borrower with $200.0 million of additional borrowing capacity, which includes a $50.0 million letter of credit sub-facility.  The Incremental Revolving Commitments will terminate in March 2024.  Borrowings under the Revolving Credit Facility are available for general corporate purposes.  As of December 31, 2019, the Revolving Credit Facility was undrawn.  As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through the December 2019 Refinancing Amendment.

The December 2019 Refinancing Loans were incurred as a separate new class of term loans under the Credit Agreement with substantially the same terms as the previously outstanding senior secured term loans incurred on May 22, 2019 (the “Refinanced Loans”) to effectuate a repricing of the Refinanced Loans.  The Borrower used the proceeds of the December 2019 Refinancing Loans to repay the Refinanced Loans, which totaled approximately $418.0 million.  The December 2019 Refinancing Loans bear interest at a rate, at the Borrower’s option, equal to the London Inter-Bank Offered Rate (“LIBOR”), plus 2.25% per annum (subject to a 0.00% LIBOR floor) or the adjusted base rate plus 1.25% per annum, with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time the Company’s leverage ratio is less than or equal to 2.00 to 1.00.  The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%.

The loans under the Revolving Credit Facility bear interest, at the Borrower’s option, at a rate equal to either LIBOR plus an applicable margin of 2.25% per annum (subject to a LIBOR floor of 0.00%), or the adjusted base rate plus 1.25% per annum, with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time the Company’s leverage ratio is less than or equal to 2.00 to 1.00.  The Credit Agreement provides for (i) the December 2019 Refinancing Loans, (ii) the Revolving Credit Facility, (iii) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (iv) one or more uncommitted refinancing loan facilities with respect to loans thereunder.  The Credit Agreement allows for the Company and certain of its subsidiaries to become additional borrowers under incremental or refinancing facilities.

The obligations under the Credit Agreement (including obligations in respect of the December 2019 Refinancing Loans and the Revolving Credit Facility) and any swap obligations and cash management obligations owing to a lender (or an affiliate of a lender) are guaranteed by the Company and each of the Company’s existing and subsequently acquired or formed direct and indirect subsidiaries (other than certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law).  The obligations under the Credit Agreement (including obligations in respect of the December 2019 Refinancing Loans and the Revolving Credit Facility) and any related swap and cash management obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Borrower and the guarantors, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Borrower and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Borrower, to 65% of the capital stock of such subsidiaries).  The Borrower and the guarantors under the Credit Agreement are individually and collectively referred to herein as a “Loan Party” and the “Loan Parties,” as applicable.

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

On March 18, 2019, the Company completed the repayment of $300.0 million of the outstanding principal amount of term loans under the Credit Agreement following the closing of its underwritten public equity offering on March 11, 2019.  In July 2019, the Company repaid an additional $100.0 million of term loans under the Credit Agreement following the private placement of the 2027 Senior Notes.  Following these repayments, the outstanding principal balance of term loans under the Credit Agreement was $418.0 million.

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

The Borrower is permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium, except that with respect to the December 2019 Refinancing Loans, a 1% premium will apply to a repayment of the December 2019 Refinancing Loans in connection with a repricing of, or any amendment to the Credit Agreement in a repricing of, such loans effected on or prior to the date that is six months following December 18, 2019.  The Borrower is required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of the Company’s excess cash flow (subject to decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively).  The principal amount of the December 2019 Refinancing Loans are due and payable on May 22, 2026, the final maturity date of the December 2019 Refinancing Loans.

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

The interest on the Term Loan Facility is variable and as of December 31, 2019, the interest rate on the Term Loan Facility was 3.94% and the effective interest rate was 4.31%.

As of December 31, 2019, the fair value of the amounts outstanding under the Term Loan Facility was approximately $420.1 million, categorized as a Level 2 instrument, as defined in Note 12.

2027 Senior Notes

On July 16, 2019, Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc.), the Company’s wholly owned subsidiary (“HTUSA”), completed a private placement of $600.0 million aggregate principal amount of 5.5% Senior Notes due 2027 (the “2027 Senior Notes”) to several investment banks acting as initial purchasers, who subsequently resold the 2027 Senior Notes to persons reasonably believed to be qualified institutional buyers.

The Company used the net proceeds from the offering of the 2027 Senior Notes, together with approximately $65.0 million in cash on hand, to redeem or prepay $625.0 million of its outstanding debt, consisting of (i) the outstanding $225.0 million principal amount of its 6.625% Senior Notes due 2023 (the “2023 Senior Notes”), (ii) the outstanding $300.0 million principal amount of its 8.750% Senior Notes due 2024 (the “2024 Senior Notes”) and (iii) $100.0 million of the outstanding principal amount of senior secured term loans under the Credit Agreement, as well as to pay the related premiums and fees and expenses, excluding accrued interest, associated with such redemption and prepayment.

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

As of December 31, 2019, the interest rate on the 2027 Senior Notes was 5.50% and the effective interest rate was 5.76%.

As of December 31, 2019, the fair value of the 2027 Senior Notes was approximately $645.8 million, categorized as a Level 2 instrument, as defined in Note 12.

2023 Senior Notes

On April 29, 2015, Horizon Pharma Financing Inc. (“Horizon Financing”), a wholly owned subsidiary of the Company, completed a private placement of $475.0 million aggregate principal amount of 2023 Senior Notes to certain investment banks acting as initial purchasers who subsequently resold the 2023 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”),  and in offshore transactions to non-U.S. persons in reliance on Regulation S under the Securities Act.  The net proceeds from the offering of the 2023 Senior Notes were approximately $462.3 million, after deducting the initial purchasers’ discount and offering expenses payable by Horizon Financing.

In connection with the closing of the acquisition of Hyperion Therapeutics, Inc. (“Hyperion”) on May 7, 2015, Horizon Financing merged with and into Horizon Pharma, Inc. (“HPI”) and on October 31, 2018, HPI merged with and into HTUSA.  As a result, the 2023 Senior Notes became the general unsecured senior obligations of HTUSA, which was previously a guarantor under the 2023 Senior Notes.  The obligations under the 2023 Senior Notes were fully and unconditionally guaranteed on a senior unsecured basis by the Company and all of the Company’s direct and indirect subsidiaries that were guarantors from time to time under the Credit Agreement.

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

Provisional Redemption: Horizon Investment may redeem for cash all or a portion of the Exchangeable Senior Notes if the last reported sale price of ordinary shares of the Company has been at least 130% of the exchange price then in effect for at least twenty trading days whether or not consecutive) during any thirty consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Horizon Investment provide written notice of redemption.  The redemption price will be equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date; provided that if the redemption date occurs after a regular record date and on or prior to the corresponding interest payment date, Horizon Investment will pay the full amount of accrued and unpaid interest due on such interest payment date to the record holder of the Exchangeable Senior Notes on the regular record date corresponding to such interest payment date, and the redemption price payable to the holder who presents an Exchangeable Senior Note for redemption will be equal to 100% of the principal amount of such Exchangeable Senior Note.

Holder Exchange Rights:

Holders may exchange all or any portion of their Exchangeable Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2021 only upon satisfaction of one or more of the following conditions:

1.

Exchange upon Satisfaction of Sale Price Condition – During any calendar quarter, if the last reported sale price of ordinary shares of the Company for at least twenty trading days (whether or not consecutive) during the period of thirty consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable exchange price on each applicable trading day.

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

As of December 31, 2019, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

As of December 31, 2019, the interest rate on the Exchangeable Senior Notes was 2.50% and the effective interest rate was 8.88%.

As of December 31, 2019, the fair value of the Exchangeable Senior Notes was approximately $528.2 million, categorized as a Level 2 instrument, as defined in Note 12.

Loss on debt extinguishment

During the year ended December 31, 2019, the Company recorded a loss on debt extinguishment of $58.8 million in the consolidated statement of comprehensive income (loss), which reflected the early redemption premiums and the write-off of the deferred financing fees and debt discount fees related to the prepayment of $775.0 million of the 2023 Senior Notes and 2024 Senior Notes and the write-off of the deferred financing fees and debt discount fees related to the $400.0 million of term loan repayments.

NOTE 14 – LEASE OBLIGATIONS

As discussed in Note 2, the Company elected the Topic 842 transition provision that allows entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption.  Accordingly, the Topic 842 disclosures below are presented as of and for the twelve-month period ended December 31, 2019 only.

The Company has the following office space lease agreements in place for real properties:

Location	Approximate Square Feet	Lease Expiry Date
Dublin, Ireland	18,900	November 4, 2029
Lake Forest, Illinois	160,000	March 31, 2031
Novato, California	61,000	August 31, 2021
South San Francisco, California	20,000	January 31, 2030
Chicago, Illinois	9,200	December 31, 2028
Mannheim, Germany	4,800	December 31, 2020
Other	12,400	May 31, 2020 to September 15, 2022

The above table does not include details of an agreement to lease entered into on October 14, 2019, relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  Lease commencement will begin when construction of the offices are completed by the lessor and the Company has access to begin the construction of leasehold improvements.  The Company expects to incur leasehold improvement costs during 2020 and 2021 in order to prepare the building for occupancy.

As of December 31, 2019, the Company held $39.8 million of right-of-use lease assets, $4.4 million of the current portion of lease liabilities and $46.5 million of long-term lease liabilities.

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method.  Rent expense was $6.2 million, $5.6 million and $6.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Company’s consolidated balance sheet as of December 31, 2019 (in thousands):

2020	$7,804
2021	7,116
2022	5,940
2023	5,867
2024	6,485
Thereafter	39,607
Total lease payments	72,819
Imputed interest	(21,935)
Total operating lease liabilities	$50,884

The weighted-average discount rate and remaining lease term for operating leases as of December 31, 2019 was 7.11% and 10.4 years, respectively.

The following table, which was included in the Company’s 2018 Annual Report on Form 10-K, depicts the minimum future cash payments due under lease obligations at December 31, 2018 (in thousands):

2019	$6,228
2020	6,680
2021	5,788
2022	4,565
2023	4,442
Thereafter	36,696
Total	$64,399

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance.  In addition, the Company must provide AGC Biologics with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order.  Under the Company’s agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order.  At December 31, 2019, the Company had binding purchase commitments with AGC Biologics for TEPEZZA drug substance of €66.3 million ($74.3 million converted at an exchange rate as of December 31, 2019 of 1.1215), to be delivered through the second half of 2021.  In addition, the Company had binding purchase commitments with Catalent for TEPEZZA drug product of $7.7 million, to be delivered through December 2020.

Patheon Pharmaceuticals Inc. (“Patheon”) is obligated to manufacture PROCYSBI for the Company through December 31, 2021.  The Company must provide Patheon with rolling, non-binding forecasts of PROCYSBI, with a portion of the forecast being a firm written order.  Cambrex Profarmaco Milano (“Cambrex”) is obligated to manufacture PROCYSBI active pharmaceutical ingredient (“API”) for the Company through November 2, 2020.  The Company must provide Cambrex with rolling, non-binding forecasts, with a portion of the forecast being the minimum floor of the firm order that must be placed.  At December 31, 2019, the Company had a binding purchase commitment with Patheon for PROCYSBI of $3.1 million, to be delivered through March 2020 and with Cambrex for PROCYSBI API of $0.6 million, to be delivered through February 2020.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company.  Following the IMUKIN sale, purchases of IMUKIN inventory are expected to be onward sold to Clinigen.  The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least June 30, 2024.  As of December 31, 2019, the minimum binding purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $15.6 million (converted using a Dollar-to-Euro exchange rate of 1.1215) through July 2024.  As of December 31, 2019, the Company also committed to incur an additional $0.7 million for the harmonization of the drug substance manufacturing process with Boehringer Ingelheim Biopharmaceuticals.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least 80 percent of its annual world-wide bulk product requirements for KRYSTEXXA from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three-year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA.  The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order.  The first nine months of the forecast are considered binding firm orders.  At December 31, 2019, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $44.0 million, to be delivered through December 31, 2026.  Additionally, there were other purchase orders relating to the manufacture of KRYSTEXXA of $3.4 million outstanding at December 31, 2019.

Jagotec or its affiliates are required to manufacture and supply RAYOS exclusively to the Company in bulk.  The earliest the agreement can expire is December 31, 2023, and the minimum purchase commitment is in force until December 2023.  At December 31, 2019, the minimum purchase commitment based on tablet pricing in effect under the agreement was $3.2 million through December 2023.  Additionally, purchase orders relating to the manufacture of RAYOS of $0.3 million were outstanding at December 31, 2019.  Effective January 1, 2019, the Company amended its license and supply agreements with Jagotec and Skyepharma AG, which are affiliates of Vectura.  Under these amendments, from January 1, 2020, the Company is no longer subject to a minimum purchase commitment in respect of the supply agreement with Jagotec.

Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (“Nuvo”) is obligated to manufacture and supply PENNSAID 2% to the Company.  The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party.  At least ninety days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities.  At December 31, 2019, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $2.0 million, to be delivered through March 2020.

Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”) is obligated to manufacture and supply DUEXIS to the Company in final, packaged form and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia.  The agreement term extends until May 2021 and automatically renews for successive two-year terms unless terminated by either party upon two years’ prior written notice.  At December 31, 2019, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $9.1 million, to be delivered through June 2020.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, BUPHENYL and QUINSAIR of $2.6 million were outstanding at December 31, 2019.

Royalty and Milestone Agreements

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

RAVICTI

Under the terms of an asset purchase agreement with Bausch Health Companies Inc. (formerly Ucyclyd Pharma, Inc.) (“Bausch”), the Company is obligated to pay to Bausch mid single-digit royalties on its global net sales of RAVICTI.  Under the terms of a license agreement with Saul W. Brusilow, M.D. and Brusilow Enterprises, Inc. (“Brusilow”), the Company is obligated to pay low single-digit royalties to Brusilow on net sales of RAVICTI that are covered by a valid claim of a licensed patent.

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

ACTIMMUNE

Under a license agreement, as amended, with Genentech Inc. (“Genentech”), who was the original developer of ACTIMMUNE, the Company is obligated to pay a low single digit royalty to Genentech on its annual net sales of ACTIMMUNE.

Under the terms of an assignment and option agreement with Connetics Corporation (which was the predecessor parent company to InterMune Pharmaceuticals Inc. and is now part of GlaxoSmithKline), (“Connetics”), the Company is obligated to pay low single-digit royalties to Connetics on the Company’s net sales of ACTIMMUNE in the United States.

RAYOS and LODOTRA

During the years ended December 31, 2018 and 2017, the Company was obligated to pay Vectura a mid-single digit percentage royalty on its adjusted gross sales of RAYOS and LODOTRA and on any sub-licensing income, which includes any payments not calculated based on the adjusted gross sales of RAYOS and LODOTRA, such as license fees, and lump sum and milestone payments.

Under certain amendments to the Company’s license and supply agreements with Vectura, the royalty payable by the Company to Vectura in respect of RAYOS sales in North America is amended whereby, effective January 1, 2019, the Company is obligated to pay Vectura a mid-teens percentage royalty on its net sales, subject to a minimum royalty of $8.0 million per year, with the minimum royalty requirement expiring on December 31, 2022.  In addition, under the amendments, the Company ceased recording LODOTRA revenue and is no longer required to pay a royalty in respect of LODOTRA.

VIMOVO

The Company is required to pay Nuvo (formerly Aralez Pharmaceuticals Inc.) a 10 percent royalty on net sales of VIMOVO and other medicines sold by the Company, its affiliates or sublicensees during the royalty term that contain gastroprotective agents in a single fixed combination oral solid dosage form with nonsteroidal anti-inflammatory drugs, subject to minimum annual royalty obligations of $7.5 million.  These minimum royalty obligations will continue for each year during which one of Nuvo’s patents covers such medicines in the United States and there are no competing medicines in the United States.  The royalty rate may be reduced to a mid-single digit royalty rate as a result of loss of market share to competing medicines.  The Company’s obligation to pay royalties to Nuvo will expire upon the later of (a) expiration of the last-to-expire of certain patents covering such medicines in the United States, and (b) ten years after the first commercial sale of such medicines in the United States.

TEPEZZA

Under the agreement for the acquisition of River Vision Development Corp., the Company is required to pay up to $325.0 million upon the attainment of various milestones, composed of $100.0 million related to FDA approval and $225.0 million related to net sales thresholds for TEPEZZA.  The agreement also includes a royalty payment of 3 percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).  The Company will make a milestone payment of $100.0 million related to FDA approval, during the first quarter of 2020.

Under the Company’s license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as “Roche”), the Company is required to pay Roche up to CHF103.0 million ($106.5 million when converted using a CHF-to-Dollar exchange rate at December 31, 2019 of 1.0336) upon the attainment of various development, regulatory and sales milestones for TEPEZZA.  During the years ended December 31, 2019 and 2017, CHF3.0 million ($3.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0023) and CHF2.0 million ($2.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0169), respectively, was paid in relation to these milestones.  The Company will make a milestone payment of CHF5.0 million ($5.2 million when converted using a CHF-to-Dollar exchange rate at December 31, 2019 of 1.0336), during the first quarter of 2020.  The agreement with Roche also includes pay tiered royalties on annual worldwide net sales between 9 and 12 percent.

Under the Company’s license agreement with Lundquist Institute (formerly known as Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center) (“Lundquist”), the Company is required to pay Lundquist a royalty payment of less than 1 percent of TEPEZZA net sales.

Under the Company’s license agreement with Boehringer Ingelheim Biopharmaceuticals, the Company is required to pay Boehringer Ingelheim Biopharmaceuticals milestone payments totaling low-single-digit million euros upon the achievement of certain TEPEZZA sales milestones.

For all of the royalty agreements entered into by the Company, a total royalty expense of $71.5 million was recorded in cost of goods sold in the consolidated statements of comprehensive income (loss) during the year ended December 31, 2019.  A total net expense of $66.6 million was recorded during the year ended December 31, 2018, of which an expense of $68.5 million was recorded in “cost of goods sold” and a reduction of $1.9 million was recorded in “selling, general and administrative” expenses in the consolidated statements of comprehensive income (loss).  A total net expense of $73.5 million was recorded during the year ended December 31, 2017, of which $72.8 million was recorded in “cost of goods sold” and $0.7 million was recorded in “selling, general and administrative” expenses in the consolidated statements of comprehensive income (loss).

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

In November 2015, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents and information related to its patient assistance programs and other aspects of its marketing and commercialization activities.  The Company is unable to predict how long this investigation will continue or its outcome, but it anticipates that it may continue to incur significant costs in connection with the investigation, regardless of the outcome.  The Company may also become subject to similar investigations by other governmental agencies.  The investigation by the U.S. Attorney’s Office and any additional investigations of the Company’s patient assistance programs and sales and marketing activities may result in damages, fines, penalties or other administrative sanctions against the Company.

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

NOTE 16 - LEGAL PROCEEDINGS

PENNSAID 2%

On November 13, 2014, the Company received a Paragraph IV Patent Certification from Watson Laboratories, Inc., now known as Actavis Laboratories UT, Inc. (“Actavis UT”), advising that Actavis UT had filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of PENNSAID 2%.  On December 23, 2014, June 30, 2015, August 11, 2015 and September 17, 2015, the Company filed four separate suits against Actavis UT and Actavis plc (collectively “Actavis”), in the United States District Court for the District of New Jersey, with each of the suits seeking an injunction to prevent approval of the ANDA.  The lawsuits alleged that Actavis has infringed nine of the Company’s patents covering PENNSAID 2% by filing an ANDA seeking approval from the FDA to market a generic version of PENNSAID 2% prior to the expiration of certain of the Company’s patents listed in the FDA’s Orange Book (the “Orange Book”).  These four suits were consolidated into a single suit.  On October 27, 2015 and on February 5, 2016, the Company filed two additional suits against Actavis, in the United States District Court for the District of New Jersey, for patent infringement of three additional Company patents covering PENNSAID 2%.

On August 17, 2016, the District Court issued a Markman opinion holding certain of the asserted claims of seven of the Company’s patents covering PENNSAID 2% invalid as indefinite.  On March 16, 2017, the Court granted Actavis’ motion for summary judgment of non-infringement of the asserted claims of three of the Company’s patents covering PENNSAID 2%.  In view of the Markman and summary judgment decisions, a bench trial was held from March 21, 2017 through March 30, 2017, regarding a claim of one of the Company’s patents covering PENNSAID 2%.  On May 14, 2017, the Court issued its opinion upholding the validity of claim of the patent, which Actavis had previously admitted its proposed generic diclofenac sodium topical solution product would infringe.  Actavis filed its Notice of Appeal on June 16, 2017.  The Company also filed its Notice of Appeal of the District Court’s rulings on certain claims of the Company’s patents covering PENNSAID 2%.  On October 10, 2019, the Federal Circuit Court affirmed the District Court’s judgment of validity of U.S Patent No. 9,066,913 (the “‘913 patent”), and its finding that the Actavis generic product would infringe the ‘913 patent.  The Federal Circuit also affirmed the District Court’s summary judgment finding that certain patents are invalid for indefiniteness and would not be infringed.  The Company filed a Petition for Rehearing, asking the Federal Circuit to reconsider the latter order invalidating certain patents.

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

The District Court consolidated all of the cases pending against the generic companies into two separate cases for purposes of discovery.  The District Court entered final judgment for one of the consolidated cases on July 21, 2017, upholding the validity of U.S. Patent No. 6,926,907 (the “‘907 patent”) and U.S. Patent No. 8,557,285 (the “‘285 patent”), and finding the generic products would infringe one or both of the two patents. Both sides appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit.  On May 15, 2019, the Federal Circuit reversed the District Court’s judgment in favor of the Company, and entered judgment that the ‘285 and ‘907 patents are invalid for lack of a sufficient written description. On July 30, 2019, the Federal Circuit Court of Appeals denied the Company’s request for a rehearing of the Court’s invalidity ruling against the ‘285 and ‘907 patents for VIMOVO coordinated-release tablets.  As a result, the District Court entered judgment invalidating the ‘285 and ‘907 patents in September 2019, which could subsequently result in Dr. Reddy’s initiating an at-risk launch of a generic version of VIMOVO.  On February 18, 2020, the FDA granted final approval for Dr. Reddy’s generic version of VIMOVO.  The Company anticipates that Dr. Reddy’s will immediately launch its product at-risk notwithstanding the ongoing patent litigation. The Company continues to assert claims of infringement against Dr. Reddy’s based on U.S. Patent No. 8,858,996 (the “‘996 patent”) and U.S. Patent No. 9,161,920 (the “‘920 patent”) in the District Court.

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

On December 4, 2017, Mylan filed a Petition for inter partes review (“IPR”) against the ‘208 patent.  The Patent Trial and Appeals Board (“PTAB”) instituted an IPR proceeding on Mylan’s Petition on June 14, 2018.  On July 2, 2018, Dr. Reddy’s filed a motion seeking to join Mylan’s ‘208 IPR.  On April 1, 2019, the PTAB granted Dr. Reddy’s request to join the Mylan ‘208 IPR.  On September 6, 2019, the PTAB issued a Final Written Decision invalidating the ‘208 patent on the basis of obviousness.  On November 18, 2019, the Company filed an appeal with the Federal Circuit Court of Appeals to review the PTAB’s ruling invalidating the ‘208 patent.

On August 20, 2019, the Company received notice from Ajanta Pharma LTD (“Ajanta”) that it had filed an ANDA with the FDA seeking approval of a generic version of VIMOVO.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering VIMOVO are invalid and/or will not be infringed by Ajanta’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of New Jersey against Ajanta on September 30, 2019, seeking an injunction to prevent the approval of Ajanta’s ANDA and/or to prevent Ajanta from selling a generic version of VIMOVO.

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

The Board has adopted the Rights Agreement to enable all shareholders of the Company to realize the long-term value of their investment in the Company and to guard against attempts to acquire control of the Company at an inadequate price.  In general terms, the Rights Agreement works by causing significant dilution to any person or group that acquires 10% (or 15% in the case of an existing “13G Investor” as defined in the Rights Agreement) or more of the outstanding ordinary shares of the Company without the prior approval of the Board.  The Rights Agreement is not intended to prevent an acquisition of the Company on terms that the Board considers favorable to, and in the best interests of, all shareholders.  Rather, the Rights Agreement aims to provide the Board with adequate time to fully assess any takeover proposal and therefore comply with its fiduciary duties and to encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover.  The Rights Agreement was adopted in response to the takeover environment in general, particularly in light of the Company’s evolution into a biopharma company focused on rare diseases and rheumatology, the Phase 3 clinical trial results of its rare disease medicine candidate TEPEZZA announced on February 28, 2019 and the market opportunity for KRYSTEXXA and TEPEZZA and was not in response to any specific approach to the Company or perceived imminent takeover proposal for the Company.  The issuance of Rights is not taxable to the Company or to shareholders and does not affect reported earnings per share.

During the year ended December 31, 2019, the Company issued an aggregate of 14.1 million of ordinary shares in connection with the closing of its underwritten public equity offering on March 11, 2019.  The Company received a total of approximately $326.8 million after deducting underwriting discounts and other estimated offering expenses payable by the Company in connection with such offering.

During the year ended December 31, 2019, the Company issued an aggregate of 5.1 million of ordinary shares in connection with stock option exercises, the vesting of restricted stock units and performance stock units, and employee share purchase plan purchases.  The Company received a total of $36.2 million in net proceeds in connection with such issuances.

During the year ended December 31, 2019, the Company made payments of $31.6 million for employee withholding taxes relating to share-based awards.

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

As of December 31, 2019, an aggregate of 1,236,775 ordinary shares were authorized and available for future issuance under the 2014 ESPP.

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

2011 Equity Incentive Plan.  In July 2010, HPI’s board of directors adopted the 2011 Equity Incentive Plan (the “2011 EIP”).  In June 2011, HPI’s stockholders approved the 2011 EIP, and it became effective upon the signing of the underwriting agreement related to HPI’s initial public offering on July 28, 2011.  Upon consummation of the Vidara Merger, the Company assumed the 2011 EIP, and upon the effectiveness of the Horizon Therapeutics Public Limited Company 2014 Equity Incentive Plan (the “2014 EIP”), no additional stock awards were or will be made under the 2011 Plan, although all outstanding stock awards granted under the 2011 Plan continue to be governed by the terms of the 2011 Plan.

2014 Equity Incentive Plan and 2014 Non-Employee Equity Plan.  On May 17, 2014, HPI’s board of directors adopted the 2014 EIP and the Horizon Therapeutics Public Limited Company 2014 Non-Employee Equity Plan (the “2014 Non-Employee Equity Plan”).  At the Special Meeting, HPI’s stockholders approved the 2014 EIP and 2014 Non-Employee Equity Plan.  Upon consummation of the Vidara Merger, the Company assumed the 2014 EIP and 2014 Non-Employee Equity Plan, which serve as successors to the 2011 EIP.

The 2014 EIP provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock awards that may be settled in cash, shares or other property to the employees of the Company (or a subsidiary company). During the year ended December 31, 2017, the compensation committee of the Company’s board of directors (the “Compensation Committee”) approved an amendment to the 2014 EIP to reserve additional shares to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company) (the “2017 Inducement Pool”), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules, (“Rule 5635(c)(4)”).  The 2014 EIP was amended by the Compensation Committee without shareholder approval pursuant to Rule 5635(c)(4).  An amendment to the 2014 EIP increasing the number of ordinary shares that may be issued under the 2014 EIP by 10,800,000 ordinary shares was approved by the Compensation Committee on February 21, 2018 and by the shareholders of the Company on May 3, 2018.

On February 20, 2019, the Compensation Committee approved, subject to shareholder approval, an amendment to the 2014 EIP, increasing the number of ordinary shares that may be issued under the 2014 EIP by 9,000,000 ordinary shares, subject to adjustment for certain changes in our capitalization.  On May 2, 2019, the shareholders of the Company approved such amendment to the 2014 EIP.

The 2014 Non-Employee Equity Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards that may be settled in cash, shares or other property to the non-employee directors and consultants of the Company (or a subsidiary company).  The Company’s board of directors has authority to suspend or terminate the 2014 Non-Employee Equity Plan at any time.

On February 20, 2019, the Compensation Committee approved, subject to shareholder approval, an amendment to the 2014 Non-Employee Equity Plan, increasing the number of ordinary shares that may be issued under the 2014 Non-Employee Equity Plan by 750,000 ordinary shares, subject to adjustment for certain changes in our capitalization.  On May 2, 2019, the shareholders of the Company approved such amendment to the 2014 Non-Employee Equity Plan.

As of December 31, 2019, an aggregate of 9,087,671 ordinary shares were authorized and available for future grants under the 2014 EIP, of which 424,421 shares relate to the 2017 Inducement Pool.  As of December 31, 2019, 698,491 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Equity Plan.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2019:

			Weighted Average
		Weighted	Contractual Term	Aggregate
		Average	Remaining	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of December 31, 2018	11,827,765	$19.06	6.24	$37,257
Granted	69,752	29.52
Exercised	(1,863,093)	13.31
Forfeited	(118,982)	22.32
Expired	(351,240)	28.98
Outstanding as of December 31, 2019	9,564,202	19.85	5.43	156,270
Exercisable as of December 31, 2019	8,986,221	$19.99	5.29	$145,621

Stock options typically have a contractual term of ten years from grant date.

The following table summarizes the Company’s outstanding stock options at December 31, 2019:

	Options Outstanding			Options Exercisable
			Weighted Average		Weighted	Weighted Average
		Weighted	Remaining		Average	Remaining
	Number of options	Average	Contractual	Number	Exercise	Contractual
Exercise Price Ranges	outstanding	Exercise Price	Term (in years)	Exercisable	Price	Term (in years)
$2.01 - $4.00	240,451	$2.83	2.66	240,451	$2.83	2.66
$4.01- $8.00	267,898	6.97	2.98	267,898	6.97	2.98
$8.01 - $12.00	317,975	9.07	4.44	317,975	9.07	4.44
$12.01 - $17.00	1,976,577	14.30	5.81	1,757,320	14.26	5.59
$17.01 - $22.00	1,822,998	18.07	6.35	1,534,026	18.20	6.22
$22.01 - $28.00	2,928,868	22.28	5.15	2,928,868	22.28	5.15
$28.01 - $36.00	2,009,435	28.86	5.43	1,939,683	28.84	5.27
	9,564,202	$19.85	5.43	8,986,221	$19.99	5.29

During the years ended December 31, 2019, 2018 and 2017, the Company granted stock options to purchase an aggregate of 69,752, 403,973 and 2,077,215 ordinary shares, respectively, with a weighted average grant date fair value of $15.77, $6.93 and $7.96, respectively.

The total intrinsic value of the options exercised during the years ended December 31, 2019, 2018 and 2017 was $28.2 million, $17.0 million and $2.6 million, respectively.  The total fair value of stock options vested during the years ended December 31, 2019, 2018 and 2017 was $13.8 million, $36.6 million and $41.3 million, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model.  The determination of the fair value of each stock option is affected by the Company’s share price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected share price volatility over the expected term of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2019, 2018 and 2017, and assumptions used to value stock options, are as follows:

	2019	2018	2017
Dividend yield	—	—	—
Risk-free interest rate	1.6%	2.3%-2.8%	1.8%-2.2%
Weighted average volatility	56.5%	49.5%	49.1%
Expected term (in years)	6.00	5.56	5.99
Weighted average grant date fair value per share of options granted	$15.77	$6.93	$7.96

Dividend yields

The Company has never paid dividends and does not anticipate paying any dividends in the near future.  Additionally, the Credit Agreement (described in Note 13 above), as well as the indentures governing the 2027 Senior Notes, (described in Note 13 above), contain covenants that restrict the Company from issuing dividends.

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

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended December 31, 2019:

		Weighted Average
	Number of	Grant-Date Fair
	Units	Value Per Units
Outstanding as of December 31, 2018	6,772,818	$15.56
Granted	3,581,848	21.69
Vested	(3,197,941)	15.38
Forfeited	(615,501)	18.06
Outstanding as of December 31, 2019	6,541,224	$18.77

The grant-date fair value of restricted stock units is the closing price of the Company’s shares on the date of grant.

During the years ended December 31, 2019, 2018 and 2017, the Company granted 3,581,848, 4,983,368 and 3,732,035 restricted stock units to acquire shares of the Company’s ordinary shares to its employees and non-executive directors, respectively, with a weighted average grant date fair value of $21.69, $15.85 and $12.44, respectively.  The restricted stock units vest annually, with a vesting period ranging from two to four years.  The Company accounts for the restricted stock units as equity-settled awards in accordance with ASU No. 2017-09.  The total fair value of restricted stock units vested during the years ended December 31, 2019, 2018 and 2017 was $76.4 million, $43.6 million and $18.0 million, respectively.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the year ended December 31, 2019:

		Weighted		Recorded
		Average		Weighted
		Grant-Date	Average	Average
	Number	Fair Value	Illiquidity	Fair Value
	of Units	Per Unit	Discount	Per Unit
Outstanding as of December 31, 2018	1,393,943
Granted	2,290,632	$25.31	0.75%	$25.12
Forfeited	(170,792)	23.52	0.23%	23.47
Vested	(515,629)	13.87	0.00%	13.87
Performance based adjustment (1)	560,746	13.87	0.00%	13.87
Outstanding as of December 31, 2019	3,558,900

(1)	Represents adjustment based on the net sales performance criteria meeting 157.4% of target as of December 31, 2018 for the 2018 PSUs (as defined below).

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

•

70% of the granted 2018 PSUs that may vest (such portion of the PSU award, the “2018 Net Sales PSUs”), are determined by reference to the Company’s net sales for its segments during 2018 (being the orphan and rheumatology segment and inflammation segment), weighted with the orphan and rheumatology segment comprising the majority of the target sales (with respect to the total PSU award).  During the year ended December 31, 2018, the net sales performance criteria was met at 157.4% of target.  Accordingly, the two-thirds of the 2018 Net Sales PSUs earned portion have vested and the remaining one-third will vest in January 2021, subject to the participant’s continued service with the Company through such vesting date.

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

•

70% of the granted 2019 PSUs that may vest (such portion of the PSU award, the “2019 Net Sales PSUs”), are determined by reference to the Company’s net sales for its orphan and rheumatology segment.  During the year ended December 31, 2019, the net sales performance criteria was met at 119.2% of target.  Accordingly, one-third of the net sales PSUs portion have vested and the remaining two-thirds will vest in equal installments in January 2021 and January 2022, subject to the participant’s continued service with the Company through the applicable vesting dates.

All PSUs outstanding at December 31, 2019, may vest in a range of between 0% and 200%, based on the performance metrics described above.  The Company accounts for the 2018 PSUs and 2019 PSUs as equity-settled awards in accordance with ASC 718.  Because the value of the 2018 Relative TSR PSUs and 2019 Relative TSR PSUs are dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the 2018 Relative TSR PSUs and 2019 Relative TSR PSUs.  As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2019 PSUs during the year ended December 31, 2019, include:

Valuation date stock price	$20.39
Expected volatility	38.9%
Risk-free rate	2.6%

The value of the 2018 Net Sales PSUs and 2019 Net Sales PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full-period performance against targets, and the Company adjusts the expense quarterly.

On January 4, 2019, the Company awarded a company-wide grant of PSUs (the “TEPEZZA PSUs”).  Vesting of the TEPEZZA PSUs was contingent upon receiving shareholder approval of amendments to the 2014 EIP, which approval was received on May 2, 2019.  The TEPEZZA PSUs are generally eligible to vest contingent upon receiving approval of the TEPEZZA BLA from the FDA no later than September 30, 2020 and the employee’s continued service with the Company.  At December 31, 2019, there were 1,472,961 TEPEZZA PSUs outstanding. In January 2020, the Company received TEPEZZA approval from the FDA and the Company started recognizing the expense related to the TEPEZZA PSUs on that date.  For members of the executive committee, one-third of the TEPEZZA PSUs vested on the FDA approval date and one-third will vest on each of the first two anniversaries of the FDA approval date, subject to the employee’s continued service through the applicable vesting dates.  For all other participants, one-half of the TEPEZZA PSUs vested on the FDA approval date and one-half will vest on the one-year anniversary of the FDA approval date, subject to the employee’s continued service through the applicable vesting dates.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Years Ended
	December 31,
	2019	2018	2017
Share-based compensation expense:
Cost of goods sold	$3,818	$3,699	$2,469
Research and development	9,117	8,880	9,263
Selling, general and administrative	78,280	102,281	109,821
Total share-based compensation expense	$91,215	$114,860	$121,553

During the years ended December 31, 2019 and 2018, the Company recognized $9.1 million and $2.0 million of a tax benefit, respectively, related to share-based compensation resulting from the current share prices in effect at the time of the exercise of stock options and vesting of restricted stock units.  As of December 31, 2019, the Company estimates that pre-tax unrecognized compensation expense of $103.5 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the third quarter of 2022.  The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

The above table does not include expense related to the TEPEZZA PSUs as the recognition of expense related to these awards will commence when approval of the TEPEZZA BLA from the FDA is considered probable.  As of December 31, 2019, the Company was not able to make a determination as to whether the TEPEZZA Phase 3 positive research results represented sufficient evidence to support a conclusion that achievement of the performance condition was probable and as such, the Company did not recognize an expense related to the TEPEZZA PSU’s during the year ended December 31, 2019.  In January 2020, the Company received TEPEZZA approval from the FDA and the Company started recognizing the expense related to the TEPEZZA PSUs beginning on that date.

Cash Incentive Program

On January 5, 2018, the Compensation Committee approved a performance cash incentive program for the Company’s executive leadership team, including its executive officers (the “Cash Incentive Program”).  Participants receiving awards under the Cash Incentive Program are eligible to earn a cash bonus based upon the achievement of specified Company goals, which both performance criteria were met on or before December 31, 2018.  The Company determined that the cash bonus award under the Cash Incentive Program is to be paid out at the maximum 150% target level of $14.1 million.  The first and second installments were paid in January 2019 and January 2020, respectively, and the remaining installment will vest and become payable in January 2021, subject to the participant’s continued services with the Company through such vesting date, the date of any earlier change in control, or a termination due to death or disability.

The Company accounted for the Cash Incentive Program as a deferred compensation plan under ASC 710 and is recognizing the payout expense using straight-line recognition through the end of the 36-month vesting period.  During the year ended December 31, 2019, the Company recorded an expense of $4.2 million, to the consolidated statement of comprehensive income (loss) related to the Cash Incentive Program.

NOTE 19 – INCOME TAXES

The Company’s loss before benefit for income taxes by jurisdiction for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Ireland	$77,272	$(10,944)	$(16,956)
United States	(21,269)	(179,388)	(266,857)
Other foreign	(76,227)	107,200	(174,998)
Loss before benefit for income taxes	$(20,224)	$(83,132)	$(458,811)

The components of the benefit for income taxes were as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Current (benefit) provision
Ireland	$(1,233)	$(245)	$2,922
U.S. – Federal and State	(4,663)	42,791	12,085
Other foreign	1,257	843	831
Total current (benefit) provision	(4,639)	43,389	15,838
Deferred (benefit) provision
Ireland	$(556,370)	$(14,184)	$(6,294)
U.S. – Federal and State	(7,581)	(62,788)	(126,048)
Other foreign	(24,654)	(11,169)	7,818
Total deferred benefit	(588,605)	(88,141)	(124,524)
Total benefit for income taxes	$(593,244)	$(44,752)	$(108,686)

Total benefit for income taxes was $593.2 million, $44.8 million and $108.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The current tax benefit of $4.6 million for the year ended December 31, 2019 was primarily attributable to the tax benefit recognized on the amortization of the deferred credit of $6.7 million, partially offset by the U.S. state tax liabilities of $1.7 million.  The deferred tax benefit of $588.6 million for the year ended December 31, 2019, was primarily attributable to the recognition of a deferred tax asset resulting from an intra-company transfer of intellectual property assets to an Irish subsidiary of $553.3 million, the tax benefit recognized on intra-company inventory transfers of $24.7 million and the U.S federal and state tax credits generated during the year of $10.5 million.  The Company recognized a deferred tax asset and related income tax benefit of $553.3 million, which represents the difference between the book and tax basis of the transferred assets multiplied by the Irish statutory income tax rate.   The tax deductions for the amortization of the assets will be recognized in the future up to 80% of the current year’s taxable income and any amortization not deducted for tax purposes in a particular year is allowed to be carried forward indefinitely under Irish tax law.  The Company has evaluated the need for a valuation allowance with respect to this deferred tax asset, and as part of that analysis, the Company reviewed its projected earnings in the foreseeable future.  Based upon all available evidence it is more likely than not that we would be able to fully realize the tax benefit on the deferred tax asset resulting from the intra-company transfer of intellectual property assets.

A reconciliation between the Irish statutory income tax rate to the Company’s effective tax rate for 2019, 2018 and 2017 is as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Irish income tax at statutory rate (12.5%)	$(2,528)	$(10,392)	$(57,351)
Foreign tax rate differential	14,111	8,927	(13,479)
Intra-company transfer of IP assets	(553,334)	45,780	—
Intra-company inventory transfers	(24,654)	(11,169)	(8,888)
Notional interest deduction	(19,982)	(24,455)	(27,020)
U.S. federal and state tax credits	(16,752)	(4,405)	(3,608)
Share-based compensation	(4,614)	21,383	26,811
Change in U.S. state effective tax rate	(1,551)	8,103	(2,329)
Uncertain tax positions	(382)	2,456	4,976
U.S state income taxes	(135)	(6,515)	214
Liquidation of foreign partnership	—	(42,689)	—
Write-off and reinstatement of U.S. deferred tax asset related to interest expense carryforwards due to the Tax Act	—	(37,392)	59,243
Impact of the Tax Act on deferred taxes	—	—	(143,254)
Non-deductible in-process research and development costs	—	—	51,148
Disallowed interest	1,749	3,023	2,990
Change in valuation allowances	4,069	(1,115)	(1,378)
Disqualified compensation expense	7,219	4,831	1,305
Other, net	3,540	(1,123)	1,934
Benefit for income taxes	$(593,244)	$(44,752)	$(108,686)
Effective income tax rate	2933.5%	53.8%	23.7%

The overall effective income tax rate for 2019 of 2,933.5% was a higher benefit rate than the Irish statutory rate of 12.5% primarily attributable to the recognition of a $553.3 million deferred tax asset resulting from an intra-company transfer of intellectual property assets to an Irish subsidiary, a $24.7 million tax benefit recognized on intra-company inventory transfers, a $20.0 million tax benefit recognized on the Company’s notional interest deduction, $16.8 million of U.S. Federal and state tax credits generated during the year (inclusive of the deferred credit amortization) and the excess tax benefits recognized on share-based compensation of $4.6 million.  These tax benefits are partially offset by tax expense of $14.1 million on the pre-tax income and losses generated in jurisdictions with statutory tax rates different than the Irish statutory tax rate, a tax expense of $7.2 million on non-deductible officer’s compensation and a tax expense of $4.1 million on increases in net valuation allowances.

The overall effective income tax rate for 2018 of 53.8% was a higher benefit rate than the Irish statutory rate of 12.5% primarily due to a $42.7 million U.S. federal tax benefit and $7.9 million U.S. state tax benefit was recorded with respect to the liquidation of a foreign partnership, a $37.4 million tax benefit resulting from a measurement period adjustment under SAB 118 to reinstate the deferred tax asset related to our U.S. interest expense carryforwards under Section 163(j) of the Internal Revenue Code (“Section 163(j)”) to reflect the guidance issued by the U.S. Treasury Department and the U.S. Internal Revenue Service in Notice 2018-28, a $24.5 million tax benefit on the Company’s notional interest deduction and a $11.2 million tax benefit recognized on intra-company inventory transfers.  These tax benefits are partially offset by tax expense of $45.8 million on an intra-company transfer of asset other than inventory, a tax expense of $21.4 million on non-deductible share-based compensation expenses, which includes the previously recognized share-based compensation expense relating to PSUs which was charged to income tax expense during the year ended December 31, 2018, of $23.3 million, a tax expense of $8.9 million on the income earned in higher tax rate jurisdictions and a tax expense of $8.1 million resulting from the remeasurement of net U.S. deferred tax liabilities attributable to state legislation as enacted during the current year.

The overall effective income tax rate for 2017 of 23.7% was a higher benefit rate than the Irish statutory rate of 12.5% primarily due to a provisional $84.0 million net benefit recorded following the enactment of the Tax Act, which net benefit included a $143.3 million tax benefit from the revaluation of the Company’s U.S. net deferred tax liability based on the revised U.S. federal tax rate of 21%, partially offset by the write-off of a $59.2 million deferred tax asset related to the Company’s U.S. interest expense carryforwards.  The higher 2017 benefit rate was also attributable to losses incurred in higher tax rate jurisdictions, the benefit realized on the notional interest deduction of $27.0 million, a tax benefit recognized on intra-company inventory transfers of $8.9 million, U.S. federal and state tax credits of $3.6 million and $2.3 million due to a decrease in the U.S. state effective tax rate.  These benefits to income taxes are partially offset by non-deductible IPR&D expenses of $51.1 million recorded in connection with the acquisition of River Vision, non-deductible share-based compensation expenses of $26.8 million, including the write-off of $16.4 million of deferred taxes related to previously recognized share-based compensation expense related to PSUs that expired unvested in December 2017, and an increase in uncertain tax positions of $5.0 million.

The increase in the effective income tax rate in 2019 compared to that in 2018 was primarily due to the recognition of a deferred tax asset of $553.3 million resulting from an intra-company transfer of intellectual property assets to an Irish subsidiary.

The increase in the effective income tax rate in 2018 compared to that in 2017 was primarily due to a tax benefit of $42.7 million U.S. federal and $7.9 million U.S. state tax benefit generated on the liquidation of a foreign partnership during the year ended December 31, 2018, a tax benefit of $37.4 million recorded during the year ended December 31, 2018, as a measurement period adjustment under SAB 118, to reinstate the deferred tax asset related to our U.S. interest expense carryforwards under Section 163(j) to reflect the guidance issued by the U.S. Treasury Department and the U.S. Internal Revenue Service in Notice 2018-28, and a non-deductible IPR&D expenses of $51.1 million recorded during the year ended December 31, 2017, recorded in connection with the acquisition of River Vision.

Significant components of the Company’s net deferred tax assets and liabilities, are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Intangible assets	$332,764	$—
Net operating loss carryforwards	35,762	51,264
Intercompany interest	60,885	52,605
Accrued compensation	40,851	40,942
Accruals and reserves	14,097	3,284
U.S. federal and state credits	12,977	43,789
Capital loss carryforwards	1,893	3,139
Alternative minimum tax credit	—	2,816
Other	3,452	738
Total deferred tax assets	502,681	198,577
Valuation allowance	(29,268)	(26,472)
Deferred tax assets, net of valuation allowance	$473,413	$172,105
Deferred tax liabilities:
Debt discount	$12,495	$18,795
Intangible assets	—	257,930
Total deferred tax liabilities	12,495	276,725
Net deferred income tax (asset) liability	$(460,918)	$104,620

On December 22, 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provided a measurement period that should not extend beyond one year from the date of enactment for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, during the year ended December 31, 2017, the Company reflected the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 was complete.  To the extent that the Company’s accounting for certain income tax effects of the Tax Act was incomplete but it was able to determine a reasonable estimate, the Company recorded a provisional estimate in the consolidated financial statements for the year ended December 31, 2017.  As of December 31, 2017, the Company had not completed its accounting for the effects of the Tax Act.  However, the Company had made reasonable estimates of the effects on its income tax provision with respect to certain items, primarily the revaluation of its existing U.S. deferred tax balances and the write-off of its U.S. deferred tax assets resulting from interest expense carryforwards under Section 163(j). The Company recognized a net income tax benefit of $84.0 million for the year ended December 31, 2017, associated with the items it could reasonably estimate.  This benefit reflects the revaluation of its U.S. net deferred tax liability based on the U.S. federal tax rate of 21%, partially offset by the write-off of the deferred tax asset related to its U.S. interest expense carryforwards.

On April 2, 2018, the U.S. Treasury Department and the U.S. Internal Revenue Service issued Notice 2018-28 (“the Notice”) which provides guidance for computing the business interest expense limitation under the Tax Act and clarifies the treatment of interest disallowed and carried forward under Section 163(j), prior to enactment of the Tax Act.  In accordance with the measurement period provisions under SAB 118 and the guidance in the Notice the Company reinstated the deferred tax asset related to its U.S. interest expense carryforwards under Section 163(j) based on the revised U.S. federal tax rate of 21% plus applicable state tax rates.  The impact of the deferred tax asset reinstatement in accordance with SAB 118 was a $37.4 million increase to the Company’s benefit for income taxes and a corresponding decrease to the U.S. group net deferred tax liability position.  The impact of this reinstatement has been recognized as a discrete tax adjustment during the year ended December 31, 2018 and resulted in a 45.0% increase in the Company’s effective tax rate during the period.  In the fourth quarter of 2018, the Company completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 31, 2018 which related to return to provision adjustments which impacted the U.S. net deferred tax liabilities.

No provision has been made for income taxes on undistributed earnings of subsidiaries because it is the Company’s intention to indefinitely reinvest outside of Ireland undistributed earnings of its subsidiaries.  In the event of the distribution of those earnings to Ireland in the form of dividends, a sale of the subsidiaries, or certain other transactions, the Company may be liable for income taxes in Ireland.  The cumulative unremitted earnings of the Company as of December 31, 2019, were approximately $4.3 billion, and the Company estimates that it would incur approximately $2.0 million of additional income tax on unremitted earnings were they to be remitted to Ireland.

As of December 31, 2019, the Company had net operating loss carryforwards of approximately $69.4 million for U.S. federal, $24.4 million for various U.S. states and $9.2 million for non-U.S. losses.  Net operating loss carryforwards for U.S. federal income tax purposes that were generated prior to January 1, 2018, have a twenty-year carryforward life and the earliest layers will begin to expire in 2031.  Under the Tax Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited to 80% of the current year’s taxable income.  It is uncertain if and to what extent various U.S. states will conform to the Tax Act. U.S. state net operating losses will start to expire in 2020 for the earliest net operating loss layers to the extent there is not sufficient state taxable income to utilize those net operating loss carryovers.  Irish net operating losses may be carried forward indefinitely and therefore have no expiration. Utilization of the U.S. net operating loss carryforwards may be subject to annual limitations as prescribed by federal and state statutory provisions.  The imposition of the annual limitations may result in a portion of the net operating loss carryforwards expiring unused.

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

At December 31, 2019, the Company had $18.2 million and $12.9 million of U.S. federal and state income tax credits, respectively, to reduce future tax liabilities.  The federal income tax credits consisted of orphan drug credits and research and development credits.  The U.S. state income tax credits consisted primarily of California research and development credits and the Illinois Economic Development for a Growing Economy (“EDGE”) tax credits.  Both the U.S. federal orphan drug credits and research and development credits have a twenty-year carryforward life.  The U.S. federal orphan drug credits will begin to expire in 2037 and the U.S. federal research and development credits will begin to expire in 2039.  The California research and development credits have indefinite lives and therefore are not subject to expiration.  The EDGE credits have a five-year carryforward life following the year of generation and will begin to expire in 2020.

A reconciliation of the beginning and ending amounts of valuation allowances for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

Valuation allowances at December 31, 2016	$(32,532)
Increase for 2016 activity	(6,835)
Release of valuation allowances	5,313
Decreases to valuation allowances due to divestiture	8,404
Valuation allowances at December 31, 2017	$(25,650)
Increase for 2017 activity	(3,328)
Release of valuation allowances	2,506
Valuation allowances at December 31, 2018	$(26,472)
Increase for 2019 activity	(5,693)
Release of valuation allowances	2,897
Valuation allowances at December 31, 2019	$(29,268)

Deferred tax valuation allowances increased by $2.8 million during the year ended December 31, 2019, increased by $0.8 million during the year ended December 31, 2018 and decreased by $6.9 million during the year ended December 31, 2017.  For the year ended December 31, 2019, the net increase in valuation allowances resulted primarily from additional U.S. state tax credits and state net operating losses which are unlikely to be realized in the foreseeable future, partially offset by the release of a portion of the valuation allowances with respect to the U.S. capital loss carryforwards which expired unused.

The changes in the Company's uncertain income tax positions for the years ended December 31, 2019, 2018 and 2017, excluding interest and penalties, consisted of the following (in thousands):

	For the Years Ended
	December 31,
	2019	2018	2017
Beginning balance – uncertain tax positions	$26,306	$23,404	$17,747
Tax positions in the year:
Additions	2,553	1,899	2,451
Acquired uncertain tax positions	—	—	—
Tax positions related to prior years:
Additions	1,663	1,531	4,145
Settlements and lapses	(3,094)	(528)	(939)
Ending balance – uncertain tax positions	$27,428	$26,306	$23,404

For the year ended December 31, 2019, the net increase in uncertain tax positions was primarily attributable to additional U.S. federal orphan drug credits and U.S. federal research and development credits generated during the year, partially offset by lapses in statute for a portion of uncertain tax positions in jurisdictions outside of the United States. In the Company’s consolidated balance sheet, uncertain tax positions (including interest and penalties) of $9.1 million were included in other long-term liabilities, $2.4 million were included in accrued expenses and an additional $18.1 million was included in deferred tax assets.

At December 31, 2019, penalties of $0.2 million and interest of $2.0 million are included in the balance of the uncertain tax positions and penalties of $0.2 million and interest of $2.0 million were included in the balance of uncertain tax positions at December 31, 2018.  The Company classifies interest and penalties with respect to income tax liabilities as a component of income tax expense.  The Company assessed that its liability for uncertain tax positions will not significantly change within the next twelve months.  If these uncertain tax positions are released, the impact on the Company’s tax provision would be a benefit of $28.4 million, including interest and penalties.

The Company files income tax returns in Ireland, in the United States for federal and various states, as well as in certain other jurisdictions.  At December 31, 2019, all open tax years in U.S. federal and certain state jurisdictions date back to 2006 due to the taxing authorities’ ability to adjust operating loss carryforwards.  In Ireland, the statute of limitations expires five years from the end of the tax year or four years from the time a tax return is filed, whichever is later.  Therefore, the earliest year open to examination is 2015 with the lapse of statute occurring in 2020.  No changes in settled tax years have occurred to date.

NOTE 20 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) retirement savings plan covering all of its U.S. employees, whereby an eligible employee may elect to contribute a portion of his or her salary on a pre-tax basis, subject to applicable federal limitations.  The Company is not required to make any discretionary matching of employee contributions.  The Company makes a matching contribution equal to 100% of each employee’s elective contribution to the plan of up to 3% of the employee’s eligible pay, and 50% for the next 2% of the employee’s eligible pay.  The full amount of this employer contribution is immediately vested in the plan.  For the years ended December 31, 2019, 2018 and 2017, the Company recorded defined contribution expense of $6.2 million, $5.2 million and $4.9 million, respectively.

The Company’s wholly owned Irish subsidiary sponsors a defined contribution plan covering all of its employees in Ireland.  For the years ended December 31, 2019, 2018 and 2017, the Company recognized expenses of $0.6 million, $0.6 million and $0.4 million, respectively, under this plan.

The Company has a non-qualified deferred compensation plan for executives.  The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan.  As of December 31, 2019 and 2018, the deferred compensation plan liabilities totaled $12.7 million and $8.2 million, respectively, and are included in “other long-term liabilities” in the consolidated balance sheet.  The Company held funds of approximately $12.7 million and $8.2 million in an irrevocable grantor's rabbi trust as of December 31, 2019 and 2018, respectively, related to this plan.  Rabbi trust assets are classified as trading marketable securities and are included in “other current assets” in the consolidated balance sheets.  Unrealized gains and losses on these marketable securities are included in “other income” in the consolidated statements of comprehensive income (loss).  For the years ended December 31, 2019, 2018 and 2017, the Company recognized expenses of $1.1 million, $0.9 million and $0.8 million, respectively, under this plan.

NOTE 21 – SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

2019	First	Second	Third	Fourth (1)
Net sales	$280,371	$320,647	$335,466	$363,545
Gross profit	192,229	231,484	245,517	268,624
Operating (loss) income	(1,795)	25,112	48,619	54,675
Net (loss) income	(32,863)	(5,120)	18,234	592,769
Net (loss) income per ordinary share - basic	$(0.19)	$(0.03)	$0.10	$3.16
Net (loss) income per ordinary share - diluted	(0.19)	(0.03)	0.09	2.84

2018	First	Second	Third	Fourth
Net sales	$223,881	$302,835	$325,311	$355,543
Gross profit	113,593	211,498	234,234	256,944
Operating (loss) income	(117,298)	10,559	62,180	82,468
Net (loss) income	(148,656)	(24,751)	33,381	101,648
Net (loss) income per ordinary share - basic	$(0.90)	$(0.15)	$0.20	$0.60
Net (loss) income per ordinary share - diluted	(0.90)	(0.15)	0.19	0.58

(1)	During the year ended December 31, 2019, the Company prospectively applied the if-converted method to the Exchangeable Senior Notes when determining the diluted net income (loss) per share.

Change in Accounting Method

Effective January 1, 2019, the Company retrospectively changed its accounting for business combinations and now records acquired intangible assets and their related third-party contingent royalties on a net basis.  See Note 1, for further details of this accounting change and the related revisions to the Company’s consolidated balance sheet as at December 31, 2018, and the consolidated statement of comprehensive income (loss) and cash flows for the years ended December 31, 2018 and 2017. The impact of the accounting change resulted in certain adjustments to the consolidated statements of comprehensive income (loss) for the quarters during the year ended December 31, 2018.  The first three quarters during the year 2018 were presented as adjusted in the Company’s Quarterly Reports on Form 10-Q that were filed during 2019.  Additionally, the following are selected line items from the Company’s unaudited consolidated financial information for the three months ended December 31, 2018 illustrating the effect of the change in accounting method (in thousands, except per share data):

	Consolidated Statements of Comprehensive Loss
	For the Three Months Ended December 31, 2018
	As Previously Reported	Impact of Accounting Change (1)	As Adjusted
Cost of goods sold	$109,520	$(10,921)	$98,599
Gross profit	246,023	10,921	256,944
Gain on sale of assets	(30,385)	(297)	(30,682)
Total operating expenses	174,773	(297)	174,476
Operating income	71,250	11,218	82,468
Other income, net	(632)	640	8
Total other expenses, net	(30,514)	640	(29,874)
Income before benefit for income taxes	40,736	11,858	52,594
Benefit for income taxes	(46,822)	(2,232)	(49,054)
Net income	87,558	14,090	101,648
Net income per ordinary share—basic	0.52	0.08	0.60
Net income per ordinary share—diluted	0.50	0.08	0.58
Comprehensive income	87,296	14,090	101,386

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Each of the Three Fiscal Years Ended December 31, 2019, 2018 and 2017:

	Balance at	Additions charged to	Deductions	Balance at
Valuation and Qualifying Accounts	beginning	costs and	from	end of
(in thousands)	of period	expenses	reserves	period
Year ended December 31, 2019:
Allowance for returns	39,041	25,813	(19,772)	45,082
Allowance for prompt pay discounts	9,113	64,968	(66,892)	7,189
Year ended December 31, 2018:
Allowance for returns	37,862	25,111	(23,932)	39,041
Allowance for prompt pay discounts	9,234	75,121	(75,242)	9,113
Year ended December 31, 2017:
Allowance for returns	15,246	45,648	(23,032)	37,862
Allowance for prompt pay discounts	6,670	80,203	(77,639)	9,234

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON THERAPEUTICS PLC

Dated: February 26, 2020	By:	/s/ Timothy Walbert
Timothy Walbert

President, Chief Executive Officer and Chairman of the Board

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy Walbert and Paul W. Hoelscher, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TIMOTHY WALBERT	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 26, 2020
Timothy Walbert

/s/ PAUL W. HOELSCHER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2020
Paul W. Hoelscher

/s/ MILES W. MCHUGH Miles W. McHugh	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2020

/s/ MICHAEL GREY	Director	February 26, 2020
Michael Grey

/s/ WILLIAM F. DANIEL	Director	February 26, 2020
William F. Daniel

/s/ JEFF HIMAWAN	Director	February 26, 2020
Jeff Himawan, Ph.D.

/s/ SUSAN MAHONY
Susan Mahony, Ph.D.	Director	February 26, 2020

/s/ GINO SANTINI
Gino Santini	Director	February 26, 2020

/s/ JAMES SHANNON
James Shannon, M.D.	Director	February 26, 2020

/s/ H. THOMAS WATKINS
H. Thomas Watkins	Director	February 26, 2020
	Director	February 26, 2020
/s/ PASCALE WITZ
Pascale Witz