Form 10-Q
period 2020-03-31
Horizon Therapeutics Public Ltd Co
filed 2020-05-06
CIK 1492426

nte

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of May 1, 2020: 190,778,387.

                                                                        HORIZON THERAPEUTICS PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of	As of
	March 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$754,638	$1,076,287
Restricted cash	3,624	3,752
Accounts receivable, net	425,405	408,685
Inventories, net	68,170	53,802
Prepaid expenses and other current assets	161,903	143,577
Total current assets	1,413,740	1,686,103
Property and equipment, net	142,420	30,159
Developed technology, net	1,745,625	1,698,808
Other intangible assets, net	3,619	3,820
Goodwill	413,669	413,669
Deferred tax assets, net	552,722	555,165
Other assets	42,925	48,310
Total assets	$4,314,720	$4,436,034
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,124	$21,514
Accrued expenses	205,988	235,234
Accrued trade discounts and rebates	336,320	466,421
Total current liabilities	592,432	723,169
LONG-TERM LIABILITIES:
Exchangeable notes, net	356,551	351,533
Long-term debt, net	1,001,809	1,001,308
Deferred tax liabilities, net	89,721	94,247
Other long-term liabilities	85,868	80,328
Total long-term liabilities	1,533,949	1,527,416
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 shares authorized at March 31, 2020 and December 31, 2019; 190,962,613 and 188,402,040 shares issued at March 31, 2020 and December 31, 2019, respectively, and 190,578,247 and 188,017,674 shares outstanding at March 31, 2020 and December 31, 2019, respectively	19	19
Treasury stock, 384,366 ordinary shares at March 31, 2020 and December 31, 2019	(4,585)	(4,585)
Additional paid-in capital	2,814,408	2,797,602
Accumulated other comprehensive loss	(2,230)	(1,905)
Accumulated deficit	(619,273)	(605,682)
Total shareholders’ equity	2,188,339	2,185,449
Total liabilities and shareholders' equity	$4,314,720	$4,436,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2020	2019
Net sales	$355,909	$280,371
Cost of goods sold	97,416	88,142
Gross profit	258,493	192,229
OPERATING EXPENSES:
Research and development	27,209	21,725
Selling, general and administrative	247,775	172,299
Total operating expenses	274,984	194,024
Operating loss	(16,491)	(1,795)
OTHER EXPENSE, NET:
Interest expense, net	(17,344)	(27,530)
Loss on debt extinguishment	—	(5,586)
Foreign exchange gain (loss)	776	(61)
Other income, net	442	189
Total other expense, net	(16,126)	(32,988)
Loss before benefit for income taxes	(32,617)	(34,783)
Benefit for income taxes	(19,026)	(1,920)
Net loss	$(13,591)	$(32,863)
Net loss per ordinary share—basic and diluted	$(0.07)	$(0.19)
Weighted average ordinary shares outstanding—basic and diluted	190,072,112	172,789,209
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustments	$(325)	$(487)
Other comprehensive loss	(325)	(487)
Comprehensive loss	$(13,916)	$(33,350)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	188,402,040	$19	384,366	$(4,585)	$2,797,602	$(1,905)	$(605,682)	$2,185,449
Issuance of ordinary shares in conjunction with vesting of restricted stock units, performance stock units and stock option exercises	2,560,573	—	—	—	7,049	—	—	7,049
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(46,664)	—	—	(46,664)
Share-based compensation	—	—	—	—	56,421	—	—	56,421
Currency translation adjustment	—	—	—	—	—	(325)	—	(325)
Net loss	—	—	—	—	—	—	(13,591)	(13,591)
Balances at March 31, 2020	190,962,613	$19	384,366	$(4,585)	$2,814,408	$(2,230)	$(619,273)	$2,188,339

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	169,244,520	$17	384,366	$(4,585)	$2,374,966	$(1,523)	$(1,178,769)	$1,190,106
Cumulative effect adjustments from adoption of ASU 2016-02	—	—	—	—	—	—	64	64
Issuance of ordinary shares - public offering	14,081,632	1	—	—	326,848	—	—	326,849
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	1,804,196	—	—	—	10,042	—	—	10,042
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(17,171)	—	—	(17,171)
Share-based compensation	—	—	—	—	27,548	—	—	27,548
Currency translation adjustment	—	—	—	—	—	(487)	—	(487)
Net loss	—	—	—	—	—	—	(32,863)	(32,863)
Balances at March 31, 2019	185,130,348	$18	384,366	$(4,585)	$2,722,233	$(2,010)	$(1,211,568)	$1,504,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,591)	$(32,863)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	65,741	58,891
Equity-settled share-based compensation	56,421	27,548
Amortization of debt discount and deferred financing costs	5,569	5,851
Loss on debt extinguishment	—	5,586
Deferred income taxes	(2,082)	1,502
Foreign exchange and other adjustments	(190)	404
Changes in operating assets and liabilities:
Accounts receivable	(16,869)	60,769
Inventories	(14,444)	(847)
Prepaid expenses and other current assets	(24,953)	111
Accounts payable	28,551	6,416
Accrued trade discounts and rebates	(129,940)	(50,904)
Accrued expenses	(28,087)	(21,336)
Deferred revenues	—	(67)
Other non-current assets and liabilities	11,281	(4,893)
Net cash (used in) provided by operating activities	(62,593)	56,168
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition	(105,200)	—
Purchases of property and equipment	(119,004)	(1,849)
Change in escrow deposit for property purchase	6,000	—
Net cash used in investing activities	(218,204)	(1,849)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares in connection with stock option exercises	7,050	10,042
Payment of employee withholding taxes relating to share-based awards	(46,664)	(17,171)
Net proceeds from the issuance of ordinary shares	—	327,750
Repayment of term loans	—	(300,000)
Net cash (used in) provided by financing activities	(39,614)	20,621
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,366)	(518)
Net (decrease) increase in cash, cash equivalents and restricted cash	(321,777)	74,422
Cash, cash equivalents and restricted cash, beginning of the period	1,080,039	962,117
Cash, cash equivalents and restricted cash, end of the period	$758,262	$1,036,539

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$26,636	$15,842
Cash paid for income taxes, net of refunds received	266	856
Cash paid for amounts included in the measurement of lease liabilities	1,812	1,611
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued expenses	539	2,759
Transaction costs related to issuance of ordinary shares included in accrued expenses	—	902

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

Unless otherwise indicated or the context otherwise requires, references to “Horizon”, the “Company”, “we”, “us” and “our” refer to Horizon Therapeutics plc and its consolidated subsidiaries.

During the three months ended March 31, 2020, the Company recorded out of period adjustments that decreased income tax benefit by $3.2 million and increased share-based compensation expense by $1.9 million to correct for expenses that should have been recorded in the year ended December 31, 2019.  The Company evaluated the materiality of the adjustments on prior period financial statements and making the adjustments in the current period, and concluded the effect of the adjustments were immaterial to both the current and prior period financial statements.

Business Overview

Horizon is focused on researching, developing and commercializing medicines that address critical needs for people impacted by rare and rheumatic diseases.  The Company’s pipeline is purposeful: it applies scientific expertise and courage to bring clinically meaningful therapies to patients.  Horizon believes science and compassion must work together to transform lives. The Company has two reportable segments, the orphan segment and the inflammation segment, and currently markets eleven medicines in the areas of rare diseases, gout, ophthalmopathy and inflammation.

Effective in the first quarter of 2020, the Company (i) reorganized its commercial operations and moved responsibility for and reporting of RAYOS® to the inflammation segment and (ii) renamed the orphan and rheumatology segment the orphan segment.  Net sales generated by TEPEZZA™, which was approved on January 21, 2020, are reported as part of the renamed orphan segment.

As of March 31, 2020, the Company’s marketed medicines consisted of the following:

Orphan
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
TEPEZZA (teprotumumab-trbw), for intravenous infusion
BUPHENYL® (sodium phenylbutyrate) Tablets and Powder
QUINSAIR™ (levofloxacin) solution for inhalation
Inflammation
PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”), for topical use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
RAYOS (prednisone) delayed-release tablets
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

From time to time, the Company adopts new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments and became effective for the Company as of January 1, 2020.  The adoption of ASU 2016-13 did not have a material impact to the Company’s condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplification and reduce the cost of accounting for income taxes (“ASU 2019-12”), which is effective for the Company as of January 1, 2021.  The Company is currently evaluating the impact of ASU 2019-12.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Significant Accounting Policies

The Company's significant accounting policies have not changed from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the change to the accounting policy related to property and equipment due to the purchase of land and buildings as described below.

Property and Equipment

Land is stated at cost.  Property and equipment, other than land, are stated at cost less accumulated depreciation.  Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes.  Upon retirement or sale of an asset, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations.  Repair and maintenance costs are charged to expenses as incurred and improvements are capitalized.

Leasehold improvements are amortized on a straight-line basis over the term of the applicable lease, or the useful life of the assets, whichever is shorter.

Depreciation and amortization periods for the Company’s property and equipment are as follows:

Buildings	40 years
Machinery and equipment	5 to 7 years
Furniture and fixtures	3 to 5 years
Computer equipment	3 years
Software	3 years
Trade show equipment	3 years

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

NOTE 3 – NET LOSS PER SHARE

The following table presents basic and diluted net loss per share for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2020	2019
Basic and diluted net loss per share calculation:
Numerator - net loss	$(13,591)	$(32,863)
Denominator - weighted average ordinary shares outstanding	190,072,112	172,789,209
Basic and diluted net loss per share	$(0.07)	$(0.19)

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

The computation of diluted net loss per share for the three months ended March 31, 2020 excluded 9.3 million shares subject to equity awards and 14.0 million shares (based on the if-converted method) related to its 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) because their inclusion would have had an anti-dilutive effect on diluted net loss per share.

The computation of diluted net loss per share for the three months ended March 31, 2019, excluded 8.2 million shares subject to equity awards because their inclusion would have had an anti-dilutive effect on diluted net loss per share.

During the three months ended March 31, 2019, the potentially dilutive impact of the Exchangeable Senior Notes was determined using a method similar to the treasury stock method.  Under this method, no numerator or denominator adjustments arose from the principal and interest components of the Exchangeable Senior Notes because the Company had the intent, at that time, and ability to settle the Exchangeable Senior Notes’ principal and interest in cash.  Instead, the Company was required to increase the diluted net loss per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares.  For diluted net loss per share purposes, the conversion spread obligation was calculated based on whether the average market price of the Company’s ordinary shares over the reporting period was in excess of the exchange price of the Exchangeable Senior Notes.  There was no calculated spread added to the denominator for the three months ended March 31, 2019.   Beginning in the fourth quarter of 2019, with the ordinary share price significantly above the $28.66 exchange price, the Company decided that it no longer had the intent to settle the notes for cash and, as a result, began to prospectively apply the if-converted method to the Exchangeable Senior Notes when determining the diluted net income (loss) per share.

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

Acquisition of River Vision

On May 8, 2017, the Company acquired 100% of the equity interests in River Vision Development Corp. (“River Vision”) for upfront cash payments totaling approximately $150.3 million, including cash acquired of $6.3 million, with additional potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds.  Pursuant to ASU No. 2017-01, the Company accounted for the River Vision acquisition as the purchase of an in-process research and development asset (teprotumumab, now known as TEPEZZA) and, pursuant to ASC Topic 730, Research and Development, recorded the purchase price as research and development expense during the year ended December 31, 2017.  Further, the Company recognized approximately $32.4 million of federal net operating losses, $2.2 million of state net operating losses and $9.5 million of federal tax credits.  The acquired tax attributes were set up as deferred tax assets which were further netted within the net deferred tax liabilities of the U.S. group, offset by a deferred credit recorded in long-term liabilities.

Under the agreement for the acquisition of River Vision, the Company agreed to pay up to $325.0 million upon the attainment of various milestones, composed of $100.0 million related to U.S. Food and Drug Administration (“FDA”) approval and $225.0 million related to net sales thresholds for TEPEZZA.  The agreement also includes a royalty payment of 3 percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).  The Company made the milestone payment of $100.0 million related to FDA approval during the first quarter of 2020 which is now capitalized as a finite-lived intangible asset representing the developed technology for TEPEZZA.

Additionally, under the Company’s license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as “Roche”), the Company made a milestone payment of CHF5.0 million ($5.2 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0382), during the first quarter of 2020 which the Company also capitalized as a finite-lived intangible asset representing the developed technology for TEPEZZA.

Refer to Note 15 for further detail on TEPEZZA milestone payments.

Other Arrangements

On January 3, 2019, the Company entered into a collaboration agreement with HemoShear Therapeutics, LLC (“HemoShear”), a biotechnology company, to discover novel therapeutic targets for gout.  The collaboration provides the Company with an opportunity to address unmet treatment needs for people with gout by evaluating new targets for the control of serum uric acid levels.  Under the terms of the agreement, the Company paid HemoShear an upfront cash payment of $2.0 million with additional potential future milestone payments upon commencement of new stages of development, contingent on the Company’s approval at each stage.  In June 2019, the Company incurred a $4.0 million progress payment, which was subsequently paid in July 2019.

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

The components of inventories as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$16,557	$6,750
Work-in-process	27,839	22,465
Finished goods	23,774	24,587
Inventories, net	$68,170	$53,802

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Deferred charge for taxes on intra-company profit	$46,344	$46,388
Prepaid income taxes and income tax receivable	36,380	12,583
Advance payments for inventory	30,338	31,203
Rabbi trust assets	12,653	12,704
Other prepaid expenses and other current assets	36,188	40,699
Prepaid expenses and other current assets	$161,903	$143,577

Prepaid income taxes and income tax receivable as of March 31, 2020, includes a benefit for income taxes recognized during the three months ended March 31, 2020. This benefit primarily arises due to the mix of pre-tax income and losses incurred in various tax jurisdictions.

Advance payments for inventory as of March 31, 2020 and December 31, 2019, primarily represented payments made to the manufacturer of TEPEZZA drug substance.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Buildings	$80,431	$—
Land	38,076	—
Leasehold improvements	26,250	25,985
Software	15,051	14,890
Machinery and equipment	5,001	5,217
Computer equipment	3,489	3,316
Construction in process	703	265
Other	6,246	6,334
	175,247	56,007
Less accumulated depreciation	(32,827)	(25,848)
Property and equipment, net	$142,420	$30,159

Depreciation expense was $7.2 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.  The increase in depreciation expense primarily relates to the reduction in the useful lives of leasehold improvements relating to the Company’s Lake Forest office.

In February 2020, the Company purchased a three-building campus in Deerfield, Illinois for total consideration and directly attributable transaction costs of $118.5 million.  The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space.  The Company expects to move to the Deerfield campus in the second half of 2020 and market its Lake Forest office for sub-lease.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of March 31, 2020 and December 31, 2019 was $413.7 million.

Effective in the first quarter of 2020, the Company (i) reorganized its commercial operations and moved responsibility for and reporting of RAYOS to the inflammation segment and (ii) renamed the orphan and rheumatology segment the orphan segment.  As of March 31, 2020, this resulted in a $3.2 million increase in the Company’s allocation of goodwill to its inflammation segment and a corresponding decrease in the goodwill allocated to the orphan segment.  The Company allocated goodwill to its new reporting units using a relative fair value approach.  In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the allocation and determined that no impairment existed.

The table below presents goodwill for the Company’s reportable segments as of March 31, 2020 (in thousands):

	Orphan	Inflammation	Total
Goodwill	$357,498	$56,171	$413,669

As of March 31, 2020, there were no accumulated goodwill impairment losses.

Intangible Assets

As of March 31, 2020, the Company’s finite-lived intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, PENNSAID 2%, PROCYSBI, RAVICTI, RAYOS and TEPEZZA as well as customer relationships for ACTIMMUNE.  The intangible asset related to VIMOVO developed technology was fully amortized as of December 31, 2019.

During the three months ended March 31, 2020, in connection with the acquisition of River Vision, the Company capitalized payments of $105.2 million related to TEPEZZA developed technology.  See Note 4 for further details.

During the year ended December 31, 2019, in connection with the MIGERGOT transaction, the Company wrote off the remaining net book value of developed technology related to MIGERGOT of $17.0 million. See Note 4 for further details.

Intangible assets as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020			December 31, 2019
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$2,863,593	$(1,117,968)	$1,745,625	$2,758,403	$(1,059,595)	$1,698,808
Customer relationships	8,100	(4,481)	3,619	8,100	(4,280)	3,820
Total intangible assets	$2,871,693	$(1,122,449)	$1,749,244	$2,766,503	$(1,063,875)	$1,702,628

Amortization expense for the three months ended March 31, 2020 and 2019 was $58.6 million and $57.4 million, respectively.  As of March 31, 2020, estimated future amortization expense was as follows (in thousands):

2020 (April to December)	$178,217
2021	230,012
2022	228,839
2023	228,222
2024	226,790
Thereafter	657,164
Total	$1,749,244

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Payroll-related expenses	$55,865	$84,516
Allowances for returns	49,118	45,082
Consulting and professional services	35,801	32,423
Accrued royalties	20,557	19,985
Pricing review liability	11,661	9,831
Accrued interest	6,945	18,709
Accrued other	26,041	24,688
Accrued expenses	$205,988	$235,234

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued government rebates and chargebacks	$156,492	$164,508
Accrued co-pay and other patient assistance	90,465	163,641
Accrued commercial rebates and wholesaler fees	89,363	138,272
Accrued trade discounts and rebates	$336,320	$466,421
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance costs, and government rebates and chargebacks in accounts payable	14,204	489
Total customer-related accruals and allowances	$350,524	$466,910

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2019 to March 31, 2020 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2019	$138,761	$163,641	$164,508	$466,910
Current provisions relating to sales during the three months ended March 31, 2020	73,581	230,094	137,840	441,515
Adjustments relating to prior-year sales	(14,103)	—	(1,648)	(15,751)
Payments relating to sales during the three months ended March 31, 2020	(5,911)	(143,570)	(30,807)	(180,288)
Payments relating to prior-year sales	(101,990)	(157,988)	(101,884)	(361,862)
Balance at March 31, 2020	$90,338	$92,177	$168,009	$350,524

NOTE 11 – SEGMENT AND OTHER INFORMATION

The Company has two reportable segments, the orphan segment and the inflammation segment, and the Company reports net sales and segment operating income for each segment.

Effective in the first quarter of 2020, the Company (i) reorganized its commercial operations and moved responsibility for and reporting of RAYOS to the inflammation segment and (ii) renamed the orphan and rheumatology segment the orphan segment.  Net sales generated by TEPEZZA, which was approved in the first quarter of 2020, are reported as part of the renamed orphan segment.

The orphan segment includes the marketed medicines KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, TEPEZZA, BUPHENYL and QUINSAIR. The inflammation segment includes the marketed medicines PENNSAID 2%, DUEXIS, RAYOS, VIMOVO and previously included MIGERGOT prior to the MIGERGOT transaction.

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

The following table reflects net sales by medicine for the Company’s reportable segments for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31
	2020	2019
KRYSTEXXA	$93,248	$52,257
RAVICTI	61,189	49,903
PROCYSBI	38,343	39,571
ACTIMMUNE	26,541	21,746
TEPEZZA	23,452	—
BUPHENYL	2,313	2,770
QUINSAIR	277	168
Orphan segment net sales	$245,363	$166,415

PENNSAID 2%	41,563	50,189
DUEXIS	31,346	29,457
VIMOVO	19,428	14,043
RAYOS	18,209	19,424
MIGERGOT	—	843
Inflammation segment net sales	$110,546	$113,956

Total net sales	$355,909	$280,371

The table below provides reconciliations of the Company’s segment operating income to the Company’s total loss before benefit for income taxes for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Segment operating income:
Orphan	$54,356	$36,704
Inflammation	51,942	51,419
Reconciling items:
Amortization and step-up:
Intangible amortization expense	(58,575)	(57,417)
Inventory step-up expense	—	(115)
Share-based compensation	(56,421)	(27,548)
Interest expense, net	(17,344)	(27,530)
Depreciation	(7,165)	(1,473)
Drug substance harmonization costs	(290)	(80)
Acquisition/divestiture-related costs	(284)	(1,202)
Fees related to refinancing activities	(54)	(142)
Restructuring and realignment costs	—	(20)
Loss on debt extinguishment	—	(5,586)
Upfront and milestone payments related to license and collaboration agreements	—	(2,000)
Charges relating to discontinuation of Friedreich's ataxia program	—	79
Foreign exchange loss	776	(61)
Other income, net	442	189
Loss before benefit for income taxes	$(32,617)	$(34,783)

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments and all other customers as a group for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	For the Three Months Ended March 31,
	2020		2019
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$246,775	31%	$345,247	36%
Customer B	207,277	26%	122,057	13%
Customer C	133,876	17%	184,869	20%
Customer D	84,788	10%	74,986	8%
Other Customers	130,806	16%	218,007	23%
Gross Sales	$803,522	100%	$945,166	100%

Geographic revenues are determined based on the country in which the Company’s customers are located.  The following table presents a summary of net sales attributed to geographic sources for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$354,016	100%	$279,209	100%
Rest of world	1,893	*	1,162	*
Net sales	$355,909		$280,371
*Less than 1%

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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$641,225	$—	$—	$641,225
Other current assets	12,638	—	—	12,638
Total assets at fair value	$653,863	$—	$—	$653,863
Liabilities:
Other long-term liabilities	(12,638)	—	—	(12,638)
Total liabilities at fair value	$(12,638)	$—	$—	$(12,638)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,029,725	—	—	$1,029,725
Other current assets	12,704	—	—	12,704
Total assets at fair value	$1,042,429	$—	$—	$1,042,429
Liabilities:
Other long-term liabilities	(12,704)	—	—	(12,704)
Total liabilities at fair value	$(12,704)	$—	$—	$(12,704)

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Term Loan Facility due 2026	$418,026	$418,026
Senior Notes due 2027	600,000	600,000
Exchangeable Senior Notes due 2022	400,000	400,000
Total face value	1,418,026	1,418,026
Debt discount	(54,567)	(59,922)
Deferred financing fees	(5,099)	(5,263)
Total long-term debt and exchangeable notes	1,358,360	1,352,841
Less: long-term debt—current portion	—	—
Long-term debt and exchangeable notes, net	$1,358,360	$1,352,841

Term Loan Facility and Revolving Credit Facility

On December 18, 2019, Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc.) (the “Borrower”), a wholly owned subsidiary of the Company, borrowed approximately $418.0 million aggregate principal amount of loans (the “December 2019 Refinancing Loans”) pursuant to an amendment (the “December 2019 Refinancing Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018, Amendment No. 5, dated March 11, 2019 and Amendment No. 6, dated May 22, 2019 (the “Term Loan Facility”).  Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments (the “Incremental Revolving Commitments”).  The Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) and provide the Borrower with $200.0 million of additional borrowing capacity, which includes a $50.0 million letter of credit sub-facility.  The Incremental Revolving Commitments will terminate in March 2024.  Borrowings under the Revolving Credit Facility are available for general corporate purposes.  As of March 31, 2020, the Revolving Credit Facility was undrawn.  As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through the December 2019 Refinancing Amendment.

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

On March 18, 2019, the Company completed the repayment of $300.0 million of the outstanding principal amount of term loans under the Credit Agreement following the closing of its underwritten public equity offering on March 11, 2019.  In July 2019, the Company repaid an additional $100.0 million of term loans under the Credit Agreement following the private placement of the Company’s 5.500% Senior Notes due 2027 (the “2027 Senior Notes”).  Following these repayments, the outstanding principal balance of term loans under the Credit Agreement was $418.0 million.

Additionally, the Company elected to exercise its reinvestment rights under the mandatory prepayment provisions of the Credit Agreement with respect to the net proceeds from the Company’s sale of its rights to RAVICTI and AMMONAPS (known as BUPHENYL in the United States) outside of North America and Japan to Medical Need Europe AB, part of the Immedica Group (the “Immedica transaction”).  To the extent the Company had not applied such net proceeds to permitted acquisitions (including the acquisition of rights to products and products lines) and/or the acquisition of capital assets within 365 days of the receipt of proceeds from the Immedica transaction (or commit to so apply and then apply within 180 days after the end of such 365-day period), the Company was required to make a mandatory prepayment under the Credit Agreement in an amount equal to the unapplied net proceeds.  In March 2019, the Company repaid $35.0 million under the mandatory prepayment provisions of the Credit Agreement which was included in the $300.0 million repayment referred to above.

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

The interest on the Term Loan Facility is variable and as of March 31, 2020 the interest rate on the Term Loan Facility was 3.94% and the effective interest rate was 4.25%.

As of March 31, 2020, the fair value of the amounts outstanding under the Term Loan Facility was approximately $390.9 million, categorized as a Level 2 instrument, as defined in Note 12.

2027 Senior Notes

On July 16, 2019, Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc.), the Company’s wholly owned subsidiary (“HTUSA”), completed a private placement of $600.0 million aggregate principal amount of 2027 Senior Notes to several investment banks acting as initial purchasers, who subsequently resold the 2027 Senior Notes to persons reasonably believed to be qualified institutional buyers.

The Company used the net proceeds from the offering of the 2027 Senior Notes, together with approximately $65.0 million in cash on hand, to redeem or prepay $625.0 million of its outstanding debt, consisting of (i) the outstanding $225.0 million principal amount of its 6.625% Senior Notes due 2023, (ii) the outstanding $300.0 million principal amount of its 8.750% Senior Notes due 2024 and (iii) $100.0 million of the outstanding principal amount of senior secured term loans under the Credit Agreement, as well as to pay the related premiums and fees and expenses, excluding accrued interest, associated with such redemption and prepayment.

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

As of March 31, 2020 the interest rate on the 2027 Senior Notes was 5.50% and the effective interest rate was 5.76%.

As of March 31, 2020 the fair value of the 2027 Senior Notes was approximately $582.0 million, categorized as a Level 2 instrument, as defined in Note 12.

Exchangeable Senior Notes

On March 13, 2015, Horizon Therapeutics Investment Limited (formerly known as Horizon Pharma Investment Limited) (“Horizon Investment”), a wholly owned subsidiary of the Company, completed a private placement of $400.0 million aggregate principal amount of Exchangeable Senior Notes to certain investment banks acting as initial purchasers who subsequently resold the Exchangeable Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended.  The net proceeds from the offering of the Exchangeable Senior Notes were approximately $387.2 million, after deducting the initial purchasers’ discount and offering expenses payable by Horizon Investment.

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

As of March 31, 2020, none of the above conditions had been satisfied and no exchange of Exchangeable Senior Notes had been triggered.

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

As of March 31, 2020, the interest rate on the Exchangeable Senior Notes was 2.50% and the effective interest rate was 8.88%.

As of March 31, 2020, the fair value of the Exchangeable Senior Notes was approximately $460.0 million, categorized as a Level 2 instrument, as defined in Note 12.

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

The above table does not include details of an agreement for lease entered into on October 14, 2019, relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  Lease commencement will begin when construction of the offices is completed by the lessor and the Company has access to begin the construction of leasehold improvements.  The Company expects to incur leasehold improvement costs during 2020 and 2021 in order to prepare the building for occupancy.

As of March 31, 2020 and December 31, 2019, the Company had right-of-use lease assets included in other assets of $38.9 million and $39.8 million, respectively; current lease liabilities included in accrued expenses of $4.6 million and $4.4 million, respectively; and non-current lease liabilities included in other long-term liabilities of $45.2 million and $46.5 million, respectively, in its condensed consolidated balance sheets.

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method.  Rent expense was $1.6 million for the three months ended March 31, 2020 and 2019.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of March 31, 2020 (in thousands):

2020 (April to December)	$5,972
2021	7,097
2022	5,922
2023	5,849
2024	6,466
Thereafter	39,522
Total lease payments	70,828
Imputed interest	(21,001)
Total operating lease liabilities	$49,827

The weighted-average discount rate and remaining lease term for operating leases as of March 31, 2020 was 7.11% and 10.28 years, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s supply agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance.  In addition, the Company must provide AGC Biologics with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order.  Under the Company’s supply agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order.  At March 31, 2020, the Company had binding purchase commitments with AGC Biologics for TEPEZZA drug substance of €58.3 million ($64.3 million converted at an exchange rate as of March 31, 2020 of 1.1034), to be delivered through March 2022.  In addition, the Company had binding purchase commitments with Catalent for TEPEZZA drug product of $8.4 million, to be delivered through March 2021.

Patheon Pharmaceuticals Inc. (“Patheon”) is obligated to manufacture PROCYSBI for the Company through December 31, 2021.  The Company must provide Patheon with rolling, non-binding forecasts of PROCYSBI, with a portion of the forecast being a firm written order.  Cambrex Profarmaco Milano (“Cambrex”) is obligated to manufacture PROCYSBI active pharmaceutical ingredient (“API”) for the Company through November 2, 2020.  The Company must provide Cambrex with rolling, non-binding forecasts, with a portion of the forecast being the minimum floor of the firm order that must be placed.  At March 31, 2020, the Company had a binding purchase commitment with Patheon for PROCYSBI of $1.4 million, to be delivered through April 2020 and with Cambrex for PROCYSBI API of $0.7 million, to be delivered through October 2020.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company.  Following the Company’s sale of the rights to IMUKIN in all territories outside of the United States, Canada and Japan to Clinigen Group plc (“Clinigen”), purchases of IMUKIN inventory are expected to be resold to Clinigen.  The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least June 30, 2024.  As of March 31, 2020, the minimum binding purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $15.4 million (converted using a Dollar-to-Euro exchange rate of 1.1034 as of March 31, 2020) through June 2024.  As of March 31, 2020, the Company also committed to incur an additional $0.4 million for the harmonization of the drug substance manufacturing process with Boehringer Ingelheim Biopharmaceuticals.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least 80 percent of its annual world-wide bulk product requirements for KRYSTEXXA from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three-year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA.  The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order.  The first nine months of the forecast are considered binding firm orders.  At March 31, 2020, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $38.0 million, to be delivered through December 2026.  Additionally, there were other purchase orders relating to the manufacture of KRYSTEXXA of $1.2 million outstanding at March 31, 2020.

Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (“Nuvo”) is obligated to manufacture and supply PENNSAID 2% to the Company.  The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party.  At least ninety days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities.  At March 31, 2020, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $3.8 million, to be delivered through August 2020.

Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”) is obligated to manufacture and supply DUEXIS to the Company in final, packaged form and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe, including the European Union (“EU”) member states and Scandinavia.  The agreement term extends until May 2021 and automatically renews for successive two-year terms unless terminated by either party upon two years’ prior written notice.  At March 31, 2020, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $9.0 million, to be delivered through October 2020.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, BUPHENYL, RAYOS and QUINSAIR of $8.8 million were outstanding at March 31, 2020.

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

Other Agreements

Under the agreement for the acquisition of River Vision, the Company agreed to pay up to $325.0 million upon the attainment of various milestones, composed of $100.0 million related to FDA approval and $225.0 million related to net sales thresholds for TEPEZZA.  The Company made the $100.0 million milestone payment related to FDA approval during the first quarter of 2020.

The remaining aggregate potential milestone payments of $225.0 million are payable based on certain TEPEZZA worldwide net sales thresholds being achieved as noted in the following table:

TEPEZZA Worldwide Net Sales Threshold	Milestone Payment
>$250 million	$50 million
>$375 million	$75 million
>$500 million	$100 million

The agreement also includes a royalty payment of 3 percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).

In April, 2020, a subsidiary of the Company entered into an agreement with S.R. One, Limited (“S.R. One”) and an agreement with Lundbeckfond Invest A/S (“Lundbeckfond”) pursuant to which the Company acquired all of S.R. One’s and Lundbeckfond’s beneficial rights to proceeds from certain contingent future TEPEZZA milestone and royalty payments in exchange for a one-time payment of $55.0 million to each of the respective parties.  The total payments of $110.0 million will be recorded as TEPEZZA developed technology intangible assets in the second quarter of 2020.

S.R. One and Lundbeckfond, as two of the former River Vision stockholders, both held rights to receive approximately 35.66% of any future TEPEZZA payments.  As a result of the transactions with S.R. One and Lundbeckfond, the Company’s remaining net obligations to make TEPEZZA payments to the former stockholders of River Vision will be reduced by approximately 71.32%.

Under the Company’s license agreement with Roche, the Company is required to pay Roche up to CHF103.0 million ($107.2 million when converted using a CHF-to-Dollar exchange rate at March 31, 2020 of 1.0406) upon the attainment of various development, regulatory and sales milestones for TEPEZZA.  During the years ended December 31, 2019 and 2017, CHF3.0 million ($3.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0023) and CHF2.0 million ($2.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0169), respectively, was paid in relation to these milestones.  The Company made a milestone payment of CHF5.0 million ($5.2 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0382) during the first quarter of 2020.  The agreement with Roche also includes tiered royalties on annual worldwide net sales between 9 and 12 percent.

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

VIMOVO

Currently, patent litigation is pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”) which seeks to market VIMOVO prior to the expiration of certain of the Company’s patents listed in the Orange Book.  Settlements have been reached with four other generic companies: (i) Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida) and Actavis Pharma, Inc. (collectively, “Actavis Pharma”), (ii) Lupin Limited and Lupin Pharmaceuticals, Inc., (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, “Mylan”), and (iv) Ajanta Pharma Ltd. and Ajanta Pharma USA Inc. (collectively, “Ajanta”).  Under the settlement agreements, the license entry date was August 1, 2024; however, the entry date under all four licenses was accelerated and the licenses became effective upon Dr. Reddy’s launch of its generic version of VIMOVO on February 27, 2020, as described below.

The VIMOVO cases were filed on April 21, 2011, July 25, 2011, October 28, 2011, January 4, 2013, May 10, 2013, June 28, 2013, October 23, 2013, May 13, 2015 and November 24, 2015 and collectively include allegations of infringement of certain of the Company’s patents covering VIMOVO.

The District Court consolidated all of the cases pending against the generic companies into two separate cases for purposes of discovery.  The District Court entered final judgment for one of the consolidated cases on July 21, 2017, upholding the validity of U.S. Patent No. 6,926,907 (the “‘907 patent”) and U.S. Patent No. 8,557,285 (the “‘285 patent”), and finding the generic products would infringe one or both of the two patents.  Both sides appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit.  On May 15, 2019, the Federal Circuit reversed the District Court’s judgment in favor of the Company, and entered judgment that the ‘285 and ‘907 patents are invalid for lack of a sufficient written description.  On July 30, 2019, the Federal Circuit Court of Appeals denied the Company’s request for a rehearing of the Court’s invalidity ruling against the ‘285 and ‘907 patents for VIMOVO coordinated-release tablets.  As a result, the District Court entered judgment invalidating the ‘285 and ‘907 patents in September 2019.  On February 18, 2020, the FDA granted final approval for Dr. Reddy’s generic version of VIMOVO.  On February 27, 2020, Dr. Reddy’s launched its generic version of VIMOVO in the United States, and the Company now faces generic competition with respect to VIMOVO.  The Company continues to assert claims of infringement against Dr. Reddy’s based on U.S. Patent No. 8,858,996 (the “‘996 patent”) and U.S. Patent No. 9,161,920 (the “‘920 patent”) in the District Court.

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

On August 20, 2019, the Company received notice from Ajanta that it had filed an ANDA with the FDA seeking approval of a generic version of VIMOVO.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering VIMOVO are invalid and/or will not be infringed by Ajanta’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of New Jersey against Ajanta on September 30, 2019, seeking an injunction to prevent the approval of Ajanta’s ANDA and/or to prevent Ajanta from selling a generic version of VIMOVO.  Ajanta and the Company settled and dismissed the litigation on March 9, 2020.

NOTE 17 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at March 31, 2020 included its 2005 Stock Plan, 2011 Equity Incentive Plan, as amended, 2014 Employee Share Purchase Plan, as amended (“2014 ESPP”), Amended and Restated 2014 Equity Incentive Plan (“2014 EIP”) and 2014 Non-Employee Equity Plan, as amended (“2014 Non-Employee Plan”).  As of March 31, 2020, an aggregate of 1,236,775 ordinary shares were authorized and available for future issuance under the 2014 ESPP, an aggregate of 5,612,651 ordinary shares were authorized and available for future grants under the 2014 EIP (of which 532,737 shares are to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company)) and an aggregate of 698,491 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Plan.

On February 19, 2020, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) adopted, subject to shareholder approval, the Company’s 2020 Equity Incentive Plan (“2020 EIP”), as successor to and continuation of the 2014 EIP, including increasing the number of ordinary shares available for the grant of equity awards to the Company’s employees by an additional 6,900,000 shares.  On April 30, 2020, the shareholders of the Company approved the 2020 EIP.

On February 19, 2020, the Compensation Committee adopted, subject to shareholder approval, the Company’s 2020 Employee Share Purchase Plan (“2020 ESPP”), as successor to and continuation of the 2014 ESPP, increasing the number of ordinary shares available for issuance to the Company’s employees pursuant to the exercise of purchase rights by an additional 2,500,000 shares.  On April 30, 2020, the shareholders of the Company approved the 2020 ESPP.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	9,564,202	$19.85	5.43	$156,270
Exercised	(498,753)	14.66	—	—
Forfeited	(54,098)	15.96	—	—
Expired	(20,442)	23.32	—	—
Outstanding as of March 31, 2020	8,990,909	20.16	5.15	85,351
Exercisable as of March 31, 2020	8,616,016	$20.22	5.05	$81,226

Stock options typically have a contractual term of ten years from grant date.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2020:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2019	6,541,224	$18.77
Granted	2,298,993	35.44
Vested	(1,963,611)	17.91
Forfeited	(265,953)	23.85
Outstanding as of March 31, 2020	6,610,653	$24.62

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the three months ended March 31, 2020:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2019	3,558,900
Granted	587,802	$42.38	8.1%	$38.94
Forfeited	(201,645)	25.73	4.3%	24.62
Vested	(1,380,312)	20.85	0.0%	20.85
Performance Based Adjustment (1)	89,941	20.24	0.0%	20.24
Outstanding as of March 31, 2020	2,654,686

(1)	Represents adjustment based on the net sales performance criteria meeting 119.2% of target as of December 31, 2019 for the 2019 PSUs (as defined below).

On January 4, 2019, the Company awarded PSUs to key executive participants (“2019 PSUs”).  The 2019 PSUs utilize two performance metrics, a short-term component tied to business performance and a long-term component tied to relative compounded annual shareholder rate of return (“TSR”), as follows:

•

30% of the granted 2019 PSUs that may vest (such portion of the PSU award, the “2019 Relative TSR PSUs”) are determined by reference to the level of the Company’s relative TSR over the three-year period ending December 31, 2021, as measured against the TSR of each company included in the Nasdaq Biotechnology Index (“NBI”) during such three-year period.  Generally, in order to earn any portion of the 2019 Relative TSR PSUs, the participant must also remain in continuous service with the Company through the earlier of January 1, 2022 or the date immediately prior to a change in control.  If a change in control occurs prior to December 31, 2021, the level of the Company’s relative TSR will be measured through the date of the change in control.

•

70% of the granted 2019 PSUs that may vest (such portion of the PSU award, the “2019 Net Sales PSUs”), are determined by reference to the Company’s net sales performance for its rare disease business unit (formerly named the orphan business unit) and KRYSTEXXA.  The rare disease business unit and KRYSTEXXA are part of the orphan segment.  During the year ended December 31, 2019, the net sales performance criteria was met at 119.2% of target.  Accordingly, one-third of the net sales PSUs portion have vested and the remaining two-thirds will vest in equal installments in January 2021 and January 2022, subject to the participant’s continued service with the Company through the applicable vesting dates.

On January 3, 2020, the Company awarded PSUs to key executive participants (“2020 PSUs”).  The 2020 PSUs utilize two performance metrics, a short-term component tied to business performance and a long-term component tied to relative compounded annual TSR, as follows:

•

30% of the granted 2020 PSUs that may vest (such portion of the PSU award, the “2020 Relative TSR PSUs”) are determined by reference to the level of the Company’s relative TSR over the three-year period ending December 31, 2022, as measured against the TSR of each company included in the NBI during such three-year period.  Generally, in order to earn any portion of the 2020 Relative TSR PSUs, the participant must also remain in continuous service with the Company through the earlier of January 1, 2023 or the date immediately prior to a change in control.  If a change in control occurs prior to December 31, 2022, the level of the Company’s relative TSR will be measured through the date of the change in control.

•	70% of the 2020 PSUs that may vest (such portion of the PSU award, the “2020 Net Sales PSUs”) are determined by reference to the Company’s net sales for certain components of its orphan segment.

All PSUs outstanding at March 31, 2020 may vest in a range of between 0% and 200%, based on the performance metrics described above.  The Company accounts for the 2019 PSUs and 2020 PSUs as equity-settled awards in accordance with ASC 718.  Because the value of the 2019 Relative TSR PSUs and 2020 Relative TSR PSUs are dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the 2019 Relative TSR PSUs and 2020 Relative TSR PSUs.  As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2020 PSUs during the three months ended March 31, 2020, include:

Valuation date stock price	$36.10
Expected volatility	47.3%
Risk free rate	1.5%

The value of the 2020 Net Sales PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full-period performance against targets, and the Company adjusts the expense quarterly.

On January 4, 2019, the Company awarded a company-wide grant of PSUs (the “TEPEZZA PSUs”).  Vesting of the TEPEZZA PSUs was contingent upon receiving shareholder approval of amendments to the 2014 EIP, which approval was received on May 2, 2019.  The TEPEZZA PSUs were generally eligible to vest contingent upon receiving approval of the TEPEZZA biologics license application from the FDA no later than September 30, 2020 and the employee’s continued service with the Company.  In January 2020, the Company received TEPEZZA approval from the FDA and the Company started recognizing the expense related to the TEPEZZA PSUs on that date.  As of March 31, 2020, there were 724,490 TEPEZZA PSUs outstanding.  For members of the executive committee, one-third of the TEPEZZA PSUs vested on the FDA approval date and one-third will vest on each of the first two anniversaries of the FDA approval date, subject to the employee’s continued service through the applicable vesting dates.  For all other participants, one-half of the TEPEZZA PSUs vested on the FDA approval date and one-half will vest on the one-year anniversary of the FDA approval date, subject to the employee’s continued service through the vesting date.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Share-based compensation expense
Cost of goods sold	$2,689	$1,039
Research and development	6,376	2,636
Selling, general and administrative	47,356	23,873
Total share-based compensation expense	$56,421	$27,548

During the three months ended March 31, 2020 and 2019, the Company recognized $14.1 million and $2.5 million of tax benefit, respectively, related to share-based compensation resulting primarily from the fair value of equity awards at the time of the exercise of stock options and vesting of restricted stock units and PSUs.  As of March 31, 2020, the Company estimates that pre-tax unrecognized compensation expense of $178.1 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the third quarter of 2022.  The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2014 EIP.

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

The Company accounted for the Cash Incentive Program as a deferred compensation plan under ASC 710 and is recognizing the payout expense using straight-line recognition through the end of the 36-month vesting period.  During the three months ended March 31, 2020 and 2019, the Company recorded an expense of $1.0 million and $1.2 million, respectively, to the condensed consolidated statement of comprehensive loss related to the Cash Incentive Program.

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

The following table presents the benefit for income taxes for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Loss before benefit for income taxes	$(32,617)	$(34,783)
Benefit for income taxes	(19,026)	(1,920)
Net loss	$(13,591)	$(32,863)

During the three months ended March 31, 2020, the Company recorded a benefit for income taxes of $19.0 million.  During the three months ended March 31, 2019, the Company recorded a benefit for income taxes of $1.9 million. The increase in benefit for income taxes recorded during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, resulted primarily from the increase in the tax benefits recognized on share-based compensation and the mix of pre-tax income and losses incurred in various tax jurisdictions.

NOTE 19 – SUBSEQUENT EVENTS

Acquisition of Curzion Pharmaceuticals, Inc.

On April 1, 2020, the Company acquired Curzion Pharmaceuticals, Inc. (“Curzion”), a privately held development-stage biopharma company, and its development-stage oral selective lysophosphatidic acid 1 receptor (LPAR1) antagonist, CZN001 (renamed HZN-825).

Under terms of the agreement, the Company acquired Curzion for a $45.0 million upfront cash payment with additional payments contingent on the achievement of development and regulatory milestones.  The $45.0 million payment will be recorded as an in-process research and development expense in the second quarter of 2020.  HZN-825 was originally discovered and developed by Sanofi, which is eligible to receive contingent payments upon the achievement of development and commercialization milestones and royalties based on revenue thresholds.  A member of the Company’s board of directors was also a member of the board of directors of, and held a beneficial interest in Curzion.  This related party transaction was conducted in the normal course of business on an arm’s length basis.

Agreement with S.R. One and Lundbeckfond

In April 2020, a subsidiary of the Company entered into an agreement with S.R. One and an agreement with Lundbeckfond pursuant to which the Company acquired all of S.R. One’s and Lundbeckfond’s beneficial rights to proceeds from certain contingent future TEPEZZA milestone and royalty payments in exchange for a one-time payment of $55.0 million to each of the respective parties.  The total payments of $110.0 million will be recorded as TEPEZZA developed technology intangible assets in the second quarter of 2020.  Refer to Note 15 for further detail of the contingent future milestone and royalty payments related to TEPEZZA and the agreements with S.R. One and Lundbeckfond.

Final Regulations for Section 267A (commonly referred to as the “Anti-Hybrid Rules”)

On April 8, 2020, the U.S. Treasury published in the Federal Register the Final Regulations for Section 267A of the Internal Revenue Code of 1986, as amended (commonly referred to as the “Anti-Hybrid Rules”).  The Final Regulations for Section 267A provide several rules expanding the reach and scope of Section 267A particularly involving the payment of interest and royalties to certain branches, reverse hybrid entities, and other hybrid mismatch arrangements.  The Company is in the process of assessing the impact, if any, of the provisions of the Final Regulations for Section 267A on the Company’s financial statements.  If the Anti-Hybrid Rules under the Final Regulations for Section 267A are applicable to the Company, the Company will recognize a one-time tax provision of $15.2 million during the three months ended June 30, 2020.

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

Unless otherwise indicated or the context otherwise requires, references to “Horizon”, “we”, “us” and “our” refer to Horizon Therapeutics plc and its consolidated subsidiaries.

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

We have two reportable segments, (i) the orphan segment (previously the orphan and rheumatology segment), our strategic growth business, and (ii) the inflammation segment, and we report net sales and segment operating income for each segment.  Effective in the first quarter of 2020, we (i) reorganized our commercial operations and moved responsibility for and reporting of RAYOS® to the inflammation segment and (ii) renamed the orphan and rheumatology segment the orphan segment.  Net sales generated by TEPEZZA, which was approved in the first quarter of 2020, are reported as part of the renamed orphan segment.

As of March 31, 2020, our marketed medicine portfolio consisted of the following:

Orphan
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
TEPEZZA (teprotumumab-trbw), for intravenous infusion
BUPHENYL® (sodium phenylbutyrate) Tablets and Powder
QUINSAIR™ (levofloxacin) solution for inhalation
Inflammation
PENNSAID® (diclofenac sodium topical solution) 2% w/w or PENNSAID 2%, for topical use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
RAYOS (prednisone) delayed-release tablets
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

Acquisitions and Divestitures

Since January 1, 2019, we completed the following acquisitions and divestitures:

•

On April 1, 2020, we acquired Curzion Pharmaceuticals, Inc., or Curzion, a privately held development-stage biopharma company, and its development-stage oral selective lysophosphatidic acid 1 receptor (LPAR1) antagonist, CZN001 (renamed HZN-825), for an upfront cash payment of $45.0 million with additional payments contingent on the achievement of development and regulatory milestones.

•	On June 28, 2019, we sold our rights to MIGERGOT to Cosette Pharmaceuticals, Inc., for an upfront payment and potential additional contingent consideration payments.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization made the assessment that a novel strain of coronavirus, which causes the COVID-19 disease, can be characterized as a pandemic.  The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions).  Similarly, the Irish government has limited gatherings of people and encouraged employees to work from their homes, and may implement more aggressive policies in the future.  In addition, in mid-March 2020 we implemented work-from-home policies for all employees and have moved to a “virtual” model with respect to our physician, patient and partner support activities.  While our financial results during the three months ended March 31, 2020 were strong and we continue to have a significant amount of available liquidity, we anticipate the COVID-19 pandemic to have a negative impact on net sales during the remaining quarters of 2020.

Economic and health conditions in the United States and across most of the world are continuing to change rapidly because of the COVID-19 pandemic. Although COVID-19 is a global issue that is altering business and consumer activity, the pharmaceutical industry is considered a critical and essential industry in the United States and many other countries and, therefore, we do not currently expect any significant extended shut downs of suppliers or distribution channels.  We believe we have sufficient inventory of raw materials and finished goods for all of our medicines.  We expect patients to be able to continue to receive their medicines from their current pharmacies, alternative pharmacies or, if necessary, by direct shipment from our third-party providers that have such capability.

In regard to our orphan segment, the first-quarter launch of our new infused medicine for TED, TEPEZZA, has significantly exceeded our expectations.  In early 2019, we initiated our pre-launch disease awareness, market development and market access efforts with the multi-functional field-based teams beginning to engage with key stakeholders in July of 2019.  These pre-launch efforts, the severity and acute nature of TED, and a highly motivated patient population have generated significant demand for the medicine that was well in excess of our initial expectations.  While we anticipate a much higher number of new patients in 2020 than our prior estimates, the impact from COVID-19 has slowed the generation of patient enrollment forms for TEPEZZA, which drive new patient starts.  KRYSTEXXA is an infused medicine for uncontrolled gout and was also achieving rapid growth prior to the COVID-19 pandemic.  While the vast majority of patients on therapy have maintained therapy, due to shelter-in-place guidelines, many new patients have delayed infusions.  Patient visits to physicians have substantially declined, which has resulted in a reduction of new patient generation.  We expect this deferred demand to begin to return with the return of healthcare activity.  Our other rare disease medicines, RAVICTI, PROCYSBI and ACTIMMUNE, treat serious, chronic diseases with serious consequences if left untreated.  It is therefore critical for patients to maintain therapy.  Patient motivation to continue treatment is high, and therefore we expect these three medicines to be relatively stable, with the least impact from COVID-19 of all of our medicines.

In regard to the inflammation segment, we are experiencing reduced demand given the absence of in-person engagement by our sales representatives with health care providers and reduced levels of non-essential patient visits to physicians.  This impact is somewhat mitigated by the virtual engagement efforts of our sales representatives, as well as the use of telemedicine by many physicians, which allow them to continue to see patients and prescribe medicines.  In addition, with our HorizonCares program, most patients do not need to physically visit a pharmacy to obtain a prescription because the vast majority of these medicines are delivered to a patient’s home through mail or local courier, depending on the participating pharmacy.

In addition, our clinical trials may be affected by COVID-19.  Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have started to slow or stop further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

It is too early to determine the ultimate impact of the COVID-19 pandemic on any of our medicines.  We are continuing to actively monitor the possible impacts from the COVID-19 pandemic and may take further actions to alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of patients.  There is significant uncertainty about the duration and potential impact of the COVID-19 pandemic. This means that our results could change at any time and the contemplated impact of the COVID-19 pandemic on our business results and outlook is a best estimate based on the information available as of today’s date.

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

Orphan

As of March 31, 2020, our orphan segment consisted of our medicines KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, TEPEZZA, BUPHENYL and QUINSAIR.  Effective in the first quarter of 2020, we (i) reorganized our commercial operations and moved responsibility for and reporting of RAYOS to the inflammation segment and (ii) renamed the orphan and rheumatology segment the orphan segment.

TEPEZZA is the first and only FDA-approved medicine for the treatment of TED, a serious, progressive and vision-threatening rare autoimmune condition.  TEPEZZA was launched commercially shortly after receiving FDA approval for the treatment of TED on January 21, 2020.   The FDA approval was obtained well in advance of the TEPEZZA Prescription User Fee Act (PDUFA) action date of March 8, 2020, after an accelerated review of the medicine and its statistically significant Phase 3 data.  We believe TEPEZZA represents a significant driver of growth for Horizon.

Our commercialization strategy for TEPEZZA has four components:  (i) driving early uptake by continuing to define the role of TEPEZZA in the treatment of TED and getting uptake from treating physicians; (ii) continuing to develop the TED market by driving awareness of the disease severity and benefits of treatment, educating the appropriate treating physicians on the urgency to diagnose and treat TED and continuing to drive patients’ awareness of TED; (iii) supporting TEPEZZA with our comprehensive approach that includes a high-touch, patient-centric model; and (iv) facilitating patient and physician access to TEPEZZA.  Our launch followed our significant investment in TEPEZZA in 2019 to prepare for the then potential U.S. approval, driving awareness about TED in the medical and patient community and establishing a potential pathway for treatment.

Our clinical strategy for TEPEZZA is to maximize the potential of TED for patients.  We have announced three new TEPEZZA development programs in the first quarter of 2020 in this respect:  the evaluation of TEPEZZA in the later fibrotic phase of the disease to support the expanded indication received upon approval; the assessment of a subcutaneous route of administration; and an exploratory trial for TEPEZZA in the treatment of diffuse cutaneous systemic sclerosis (dcSSc), a rare, autoimmune rheumatic disease, given that scientific literature suggests that the mechanism of action of TEPEZZA could have an impact on fibrotic processes.

KRYSTEXXA is the only approved medicine indicated for the treatment of uncontrolled gout, or gout that is refractory (unresponsive) to conventional therapies.  We are focused on optimizing and maximizing the peak sales potential of KRYSTEXXA through our patient-centric commercialization efforts, through the clinical evaluation of the use of immunomodulation with KRYSTEXXA and investing in education, patient and physician outreach that demonstrates the benefits KRYSTEXXA offers in treating uncontrolled gout.  We believe KRYSTEXXA represents a significant driver of growth for Horizon.

Three areas are driving growth for KRYSTEXXA:  an increase in new and existing accounts; accelerating uptake by nephrologists; and growth in the adoption of the use of KRYSTEXXA with immunomodulators such as methotrexate to improve the KRYSTEXXA response rate in patients with uncontrolled gout.

Immunomodulation is one of the clinical development programs we are investing in to evaluate ways to increase the number of patients who can benefit from KRYSTEXXA.  Our registrational MIRROR randomized controlled trial, or RCT, is evaluating the co-administration of KRYSTEXXA with methotrexate, the immunomodulator most often used by rheumatologists, to increase the durability of response for uncontrolled gout patients.  The MIRROR RCT, which we initiated in mid-2019, was preceded by the MIRROR open-label study, which was initiated in 2018 and completed in 2019.  The positive topline results of the MIRROR open-label trial, announced in January 2020, signify to us the value of continuing our research into the benefits of this immunomodulation approach.  We are also investing to expand the use of KRYSTEXXA among nephrologists by providing additional data about the effectiveness of KRYSTEXXA in treating uncontrolled gout with its kidney-friendly mechanism of action.  In October 2019, we initiated our PROTECT open-label trial to evaluate the use of KRYSTEXXA in adult uncontrolled gout patients who have undergone a kidney transplant, a population that was not originally studied in the KRYSTEXXA pivotal trials.  We have also announced plans to initiate a proof of concept trial to evaluate the impact of administering KRYSTEXXA over a shorter infusion time, which could improve the experience and convenience for patients.  We currently expect to initiate the KRYSTEXXA shorter-infusion trial in 2020.

The RECIPE trial, an investigator-initiated study partially supported by Horizon, recently completed.  The trial was a randomized, double-blind, placebo-controlled study to assess preliminary efficacy and safety of administering the immunomodulator mycophenolate mofetil, or MMF, with KRYSTEXXA to enhance the KRYSTEXXA response rate.  Thirty-two patients with chronic refractory gout were randomized 3:1 in the study design to receive MMF versus placebo in addition to all patients receiving KRYSTEXXA.  The primary efficacy endpoint was the proportion of participants achieving and maintaining serum uric acid levels less than or equal to 6 mg/dL through 12 weeks.  The trial also assessed the incidence and types of adverse events and infusion reactions.  After 12 weeks of co-administration, all participants continued on KRYSTEXXA alone for an additional 12 weeks without combination MMF therapy to evaluate the longer-term efficacy and safety of this approach.  The results are consistent with previously reported open label studies of KRYSTEXXA with methotrexate in which response rates were greater than the rates observed for KRYSTEXXA alone in the Phase 3 program, further supporting the KRYSTEXXA immunomodulation strategy.  We anticipate that the full results and data set will be released at a future scientific meeting.

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

In February 2020, the FDA approved PROCYSBI Delayed-Release Oral Granules in Packets for adults and children one year of age and older living with nephropathic cystinosis.  The PROCYSBI Delayed-Release Oral Granules in Packets product is the same as the currently available PROCYSBI capsules product except in respect of the packaging format.  This new dosage form provides another administration option for patients, in addition to the PROCYSBI capsules.  PROCYSBI Delayed-Release Oral Granules in Packets became commercially available in April 2020.

Our strategy with respect to ACTIMMUNE, our medicine for the treatment of chronic granulomatous disease, includes increasing awareness and diagnosis of chronic granulomatous disease and increasing compliance rates.

Inflammation

As of March 31, 2020, our inflammation segment consisted of our medicines PENNSAID 2%, DUEXIS, RAYOS and VIMOVO.  Our strategy for our inflammation segment medicines is to educate physicians about these clinically differentiated medicines and the benefits they offer.  Patients are able to fill prescriptions for these medicines through pharmacies participating in our HorizonCares patient assistance program, as well as other pharmacies.  We offer discount card and other programs to patients under which the patient receives a discount on his or her prescription.  In certain circumstances when a patient’s prescription is rejected by a managed care vendor, we will pay for the full cost of the prescription.  In addition, we have entered into business arrangements with pharmacy benefit managers, or PBMs, and other payers to secure formulary status and reimbursement of our inflammation segment medicines.  The business arrangements with the PBMs generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.  Effective in the first quarter of 2020, we reorganized our commercial operations and moved responsibility for and reporting of RAYOS to the inflammation segment.

On February 18, 2020, the FDA granted final approval for Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s, generic version of VIMOVO.  On February 27, 2020, Dr. Reddy’s launched its generic version of VIMOVO in the United States, and we now face generic competition with respect to VIMOVO.  Patent litigation against Dr. Reddy’s for infringement continues with respect to certain patents in the New Jersey District Court.  We have repositioned our promotional efforts previously made on VIMOVO to the other inflammation segment medicines and expect that our VIMOVO net sales will decrease in future periods.

We market all of our medicines in the United States through our field sales forces, which numbered approximately 455 representatives as of March 31, 2020.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2020 and 2019

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

	For the Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Net sales	$355,909	$280,371	$75,538
Cost of goods sold	97,416	88,142	9,274
Gross profit	258,493	192,229	66,264
Operating expenses:
Research and development	27,209	21,725	5,484
Selling, general and administrative	247,775	172,299	75,476
Total operating expenses	274,984	194,024	80,960
Operating loss	(16,491)	(1,795)	(14,696)
Other expense, net:
Interest expense, net	(17,344)	(27,530)	10,186
Loss on debt extinguishment	—	(5,586)	5,586
Foreign exchange gain (loss)	776	(61)	837
Other income, net	442	189	253
Total other expense, net	(16,126)	(32,988)	16,862
Loss before benefit for income taxes	(32,617)	(34,783)	2,166
Benefit for income taxes	(19,026)	(1,920)	(17,106)
Net loss	$(13,591)	$(32,863)	$19,272

Net sales.  Net sales increased $75.5 million, or 26.9%, to $355.9 million during the three months ended March 31, 2020, from $280.4 million during the three months ended March 31, 2019.  The increase in net sales during the three months ended March 31, 2020 was due to an increase in net sales in our orphan segment of $78.9 million primarily due to post-launch sales of TEPEZZA of $23.5 million and higher net sales of KRYSTEXXA and RAVICTI when compared to the three months ended March 31,2019, partially offset by a decrease in net sales in our inflammation segment of $3.4 million.

The following table reflects net sales by medicine for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,		Change	Change
	2020	2019	$	%
KRYSTEXXA	$93,248	$52,257	$40,991	78%
RAVICTI	61,189	49,903	11,286	23%
PROCYSBI	38,343	39,571	(1,228)	(3)%
ACTIMMUNE	26,541	21,746	4,795	22%
TEPEZZA	23,452	—	23,452	100%
BUPHENYL	2,313	2,770	(457)	(16)%
QUINSAIR	277	168	109	65%
Orphan segment net sales	$245,363	$166,415	$78,948	47%

PENNSAID 2%	41,563	50,189	(8,626)	(17)%
DUEXIS	31,346	29,457	1,889	6%
VIMOVO	19,428	14,043	5,385	38%
RAYOS	18,209	19,424	(1,215)	(6)%
MIGERGOT	—	843	(843)	(100)%
Inflammation segment net sales	$110,546	$113,956	$(3,410)	(3)%

Total net sales	$355,909	$280,371	$75,538	27%

Orphan

KRYSTEXXA.  Net sales increased $41.0 million, or 78%, to $93.2 million during the three months ended March 31, 2020 from $52.2 million during the three months ended March 31, 2019.  Net sales increased by approximately $23.6 million due to volume growth and $17.4 million due to higher net pricing.

RAVICTI.  Net sales increased $11.3 million, or 23%, to $61.2 million during the three months ended March 31, 2020, from $49.9 million during the three months ended March 31, 2019.  Net sales in the United States increased by approximately $10.9 million, which was composed of an increase of approximately $7.4 million resulting from higher net pricing and an increase of approximately $3.5 million due to higher sales volume. Net sales outside the United States increased by approximately $0.4 million due to higher sales volume.

PROCYSBI.  Net sales decreased $1.2 million, or 3%, to $38.3 million during the three months ended March 31, 2020, from $39.5 million during the three months ended March 31, 2019.  The decrease in net sales was composed of a decrease of approximately $0.8 million due to lower sales volume and a decrease of $0.4 million resulting from lower net pricing.

ACTIMMUNE.  Net sales increased $4.8 million, or 22%, to $26.5 million during the three months ended March 31, 2020, from $21.7 million during the three months ended March 31, 2019. Net sales increased by approximately $2.7 million due to higher net pricing and by approximately $2.1 million resulting from higher sales volume.

TEPEZZA.  On January 21, 2020, the FDA approved TEPEZZA for the treatment of TED.  Net sales generated for TEPEZZA during the three months ended March 31, 2020 were $23.5 million.

BUPHENYL.  Net sales decreased $0.5 million, or 16%, to $2.3 million during the three months ended March 31, 2020, from $2.8 million during the three months ended March 31, 2019.  Net sales decreased by approximately $2.1 million due to lower net pricing, partially offset by an increase of approximately $1.6 million resulting from higher sales volume.

Inflammation

PENNSAID 2%.  Net sales decreased $8.6 million, or 17%, to $41.6 million during the three months ended March 31, 2020, from $50.2 million during the three months ended March 31, 2019.  Net sales decreased by approximately $15.3 million due to lower sales volume, partially offset by an increase of approximately $6.7 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

DUEXIS.  Net sales increased $1.8 million, or 6%, to $31.3 million during the three months ended March 31, 2020, from $29.5 million during the three months ended March 31, 2019.  Net sales increased by approximately $11.1 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $9.3 million resulting from lower sales volume.

VIMOVO.  Net sales increased $5.3 million, or 38%, to $19.4 million during the three months ended March 31, 2020, from $14.1 million during the three months ended March 31, 2019.  Of the $5.3 million increase in net sales, $1.6 million relates to authorized generic VIMOVO sales in the first quarter of 2020.  The remaining net sales increase of $3.7 million was due to higher net pricing of $11.9 million primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $8.2 million resulting from lower sales volume.

On February 18, 2020, the FDA granted final approval for Dr. Reddy’s generic version of VIMOVO.  On February 27, 2020, Dr. Reddy’s launched its generic version of VIMOVO in the United States, and we now face generic competition with respect to VIMOVO.  Patent litigation against Dr. Reddy’s for infringement continues with respect to certain patents in the New Jersey District Court.  We have repositioned our promotional efforts previously made on VIMOVO to the other inflammation segment medicines and expect that our VIMOVO net sales will decrease in future periods.

RAYOS.  Net sales decreased $1.2 million, or 6%, to $18.2 million during the three months ended March 31, 2020, from $19.4 million during the three months ended March 31, 2019.  Net sales decreased by approximately $7.5 million due to lower sales volume, partially offset by an increase of $6.3 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

MIGERGOT.  On June 28, 2019, we sold our rights to MIGERGOT.

The table below reconciles our gross to net sales for the three months ended March 31, 2020 and 2019 (in millions, except percentages):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$803.5	100.0%	$945.2	100.0%
Adjustments to gross sales:
Prompt pay discounts	(13.0)	(1.6)%	(17.8)	(1.9)%
Medicine returns	(8.8)	(1.1)%	(5.1)	(0.5)%
Co-pay and other patient assistance	(230.1)	(28.6)%	(417.8)	(44.2)%
Commercial rebates and wholesaler fees	(59.5)	(7.4)%	(110.4)	(11.7)%
Government rebates and chargebacks	(136.2)	(17.0)%	(113.7)	(12.0)%
Total adjustments	(447.6)	(55.7)%	(664.8)	(70.3)%
Net sales	$355.9	44.3%	$280.4	29.7%

During the three months ended March 31, 2020, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 28.6% from 44.2% during the three months ended March 31, 2019, primarily due to lower utilization of our patient assistance programs and the impact of generic competition on VIMOVO sales.

During the three months ended March 31, 2020, commercial rebates and wholesaler fees, as a percentage of gross sales, decreased to 7.4% from 11.7% during the three months ended March 31, 2019, primarily as a result of an increased proportion of orphan segment medicines sold and the impact of generic competition on VIMOVO sales.

During the three months ended March 31, 2020, government rebates and chargebacks, as a percentage of gross sales, increased to 17.0% from 12.0% during the three months ended March 31, 2019, primarily as a result of an increased proportion of orphan segment medicines sold.  Government rebates and chargebacks as a percentage of gross sales are typically higher for medicines in the orphan segment compared to medicines in the inflammation segment.

Cost of Goods Sold.  Cost of goods sold increased $9.2 million to $97.4 million during the three months ended March 31, 2020, from $88.2 million during the three months ended March 31, 2019.  The increase in cost of goods sold during the three months ended March 31, 2020 compared to three months ended March 31, 2019, was primarily due to a $4.5 million increase in royalty expense, a $2.4 million increase in employee-related costs and a $1.3 million increase in depreciation and amortization expense.  As a percentage of net sales, cost of goods sold was 27.4% during the three months ended March 31, 2020, compared to 31.4% during the three months ended March 31, 2019.  The decrease in cost of goods sold as a percentage of net sales was primarily due to change in the mix of medicines sold.

Research and Development Expenses.  Research and development expenses increased $5.5 million to $27.2 million during the three months ended March 31, 2020, from $21.7 million during the three months ended March 31, 2019.  The increase was primarily attributable to a $3.7 million increase in share-based compensation primarily due to company-wide grant of performance stock unit awards related to TEPEZZA, or TEPEZZA PSUs, that vested in January 2020 upon FDA approval for TEPEZZA, a $2.1 million increase in clinical trial costs and a $1.6 million increase in employee-related costs, partially offset by an upfront payment of $2.0 million made under our collaboration agreement with HemoShear Therapeutics, LLC, or HemoShear, during the three months ended March 31, 2019.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $75.5 million to $247.8 million during the three months ended March 31, 2020, from $172.3 million during the three months ended March 31, 2019.  The increase was primarily attributable to an increase of $47.9 million in employee costs of which $23.5 million relates to an increase in share-based compensation primarily due to the TEPEZZA PSUs and an increase of $14.6 million related to marketing program costs.

Interest Expense, Net.  Interest expense, net, decreased $10.2 million to $17.3 million during the three months ended March 31, 2020, from $27.5 million during the three months ended March 31, 2019.  The decrease was primarily due to a decrease in debt interest expense of $12.6 million, primarily related to the decrease in the principal amount of our term loans in March 2019 and July 2019, repayment of our 6.625% Senior Notes due 2023 in May 2019 and in August 2019, repayment of our 8.750% Senior Notes due 2024 in August 2019, and an increase in interest income of $2.8 million.

Benefit for Income Taxes.  During the three months ended March 31, 2020, we recorded a benefit for income taxes of $19.0 million compared to a benefit for income taxes of $1.9 million during the three months ended March 31, 2019.  The benefit for income taxes recorded during the three months ended March 31, 2020 resulted primarily from tax benefits recognized on share-based compensation and the mix of pre-tax income and losses incurred in various tax jurisdictions.

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total loss before benefit for income taxes for the three months ended March 31, 2020 and 2019.

Orphan

The following table reflects our orphan net sales and segment operating income for the three months ended March 31, 2020 and 2019 (in thousands, except percentages).

	For the Three Months Ended March 31,
	2020	2019	Change	% Change
Net sales	$245,363	$166,415	$78,948	47%
Segment operating income	54,356	36,704	17,652	48%

The increase in orphan net sales during the three months ended March 31, 2020 is described in the Consolidated Results section above.

Segment operating income. Orphan segment operating income increased $17.6 million to $54.3 million during the three months ended March 31, 2020, from $36.7 million during the three months ended March 31, 2019.  The increase was primarily attributable to an increase in net sales of $78.9 million as described above, partially offset by an increase in selling, general and administrative expenses of $49.9 million.  The increase in selling, general and administrative expenses was mainly due to an increase in costs to prepare for the U.S. launch of TEPEZZA.

Inflammation

The following table reflects our inflammation net sales and segment operating income for the three months ended March 31, 2020 and 2019 (in thousands, except percentages).

	For the Three Months Ended March 31,
	2020	2019	Change	% Change
Net sales	$110,546	$113,956	$(3,410)	(3%)
Segment operating income	51,942	51,419	523	1%

The decrease in inflammation net sales during the three months ended March 31, 2020 is described in the Consolidated Results section above.

Segment operating income. Inflammation segment operating income increased $0.5 million to $51.9 million during the three months ended March 31, 2020, from $51.4 million during the three months ended March 31, 2019.  The increase was primarily attributable to a decrease in selling, general and administrative expenses of $3.5 million and a decrease in research and development expense of $0.2 million, partially offset by a decrease in net sales of $3.4 million as described above.

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

Reconciliations of reported GAAP net loss to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2020	2019
GAAP net loss	$(13,591)	$(32,863)
Depreciation (1)	7,165	1,473
Amortization and step-up:
Intangible amortization expense (2)	58,575	57,417
Inventory step-up expense	—	115
Interest expense, net (including amortization of debt discount and deferred financing costs)	17,344	27,530
Benefit for income taxes	(19,026)	(1,920)
EBITDA	50,467	51,752
Other non-GAAP adjustments:
Share-based compensation (3)	56,421	27,548
Drug substance harmonization costs (4)	290	80
Fees related to refinancing activities (5)	54	142
Acquisition/divestiture-related costs (6)	(6)	1,345
Restructuring and realignment costs (7)	—	20
Loss on debt extinguishment (8)	—	5,586
Charges related to discontinuation of Friedreich’s ataxia program (9)	—	(79)
Upfront and milestones payments related to license and collaboration agreements (10)	—	2,000
Total of other non-GAAP adjustments	56,759	36,642
Adjusted EBITDA	$107,226	$88,394

	For the Three Months Ended March 31,
	2020	2019
GAAP net loss	$(13,591)	$(32,863)
Non-GAAP adjustments:
Depreciation (1)	7,165	1,473
Amortization and step-up:
Intangible amortization expense (2)	58,575	57,417
Amortization of debt discount and deferred financing costs (11)	5,569	5,912
Inventory step-up expense	—	115
Share-based compensation (3)	56,421	27,548
Drug substance harmonization costs (4)	290	80
Fees related to refinancing activities (5)	54	142
Acquisition/divestiture-related costs (6)	(6)	1,345
Restructuring and realignment costs (7)	—	20
Loss on debt extinguishment (8)	—	5,586
Charges relating to discontinuation of Friedreich's ataxia program (9)	—	(79)
Upfront and milestone payments related to license and collaboration agreements (10)	—	2,000
Total of pre-tax non-GAAP adjustments	128,068	101,559
Income tax effect of pre-tax non-GAAP adjustments (12)	(31,262)	(14,751)
Total non-GAAP adjustments	96,806	86,808
Non-GAAP Net Income	$83,215	$53,945

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	190,072,112	172,789,209

Non-GAAP Earnings Per Share – Basic
GAAP loss per share – Basic	$(0.07)	$(0.19)
Non-GAAP adjustments	0.51	0.50
Non-GAAP earnings per share – Basic	$0.44	$0.31

Non-GAAP Net Income	$83,215	$53,945
Effect of assumed conversion of Exchangeable Senior Notes, net of tax	1,875	—
Numerator - non-GAAP Net Income	$85,090	$53,945

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	190,072,112	172,789,209
Ordinary share equivalents	22,984,847	7,496,024
Denominator - weighted average ordinary shares – Diluted	213,056,959	180,285,233

Non-GAAP Earnings Per Share – Diluted
GAAP loss per share – Diluted	$(0.07)	$(0.19)
Non-GAAP adjustments	0.51	0.50
Diluted earnings per share effect of ordinary share equivalents	(0.04)	(0.01)
Non-GAAP earnings per share – Diluted	$0.40	$0.30

(1)	Represents depreciation expense related to our property, equipment, software and leasehold improvements.

(2)

Intangible amortization expenses are associated with our intellectual property rights, developed technology and customer relationships related to KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, TEPEZZA, BUPHENYL, RAYOS, PENNSAID 2%, VIMOVO and MIGERGOT.

(3)

Represents share-based compensation expense associated with our stock option, restricted stock unit and performance stock unit grants to our employees and non-employee directors, and our employee share purchase plan.

(4)

During the year ended December 31, 2016, we entered into a definitive agreement to acquire certain rights to interferon gamma-1b, marketed as IMUKIN in an estimated thirty countries primarily in Europe and the Middle East, or the IMUKIN purchase agreement.  We already owned the rights to interferon gamma-1b marketed as ACTIMMUNE in the United States, Canada and Japan.  In connection with the IMUKIN purchase agreement, we also committed to pay our contract manufacturer certain amounts related to the harmonization of the manufacturing processes for ACTIMMUNE and IMUKIN drug substance, or the harmonization program.  At the time we entered into the IMUKIN purchase agreement and the harmonization program commitment was made, we had anticipated achieving certain benefits should the Phase 3 clinical trial evaluating ACTIMMUNE for the treatment of Friedreich’s ataxia, be successful.  If the study had been successful and if U.S. marketing approval had subsequently been obtained, we had forecasted significant increases in demand for the medicine and the harmonization program would have resulted in significant benefits for us.  Following our discontinuation of the FA program, we determined that certain assets, including an upfront payment related to the IMUKIN purchase agreement, were impaired, and the costs under the harmonization program would no longer have benefit to us and should be expensed as incurred.

(5)	Represents arrangement and other fees relating to our refinancing activities.

(6)

Represents expenses, including legal and consulting fees, incurred in connection with our acquisitions and divestitures.  Costs recovered from subleases of acquired facilities and reimbursed expenses incurred under transition arrangements for divestitures are also reflected in this line item.

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

(9)	Represents expenses incurred relating to discontinuation of Friedreich’s ataxia program and a reduction to previous charges recorded.

(10)	During the three months ended March 31, 2019, we recorded an upfront cash payment of $2.0 million in relation to the collaboration agreement with HemoShear.

(11)	Represents amortization of debt discount and deferred financing costs associated with our debt.

(12)

Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses on a GAAP basis in most fiscal years since our inception in June 2005 and, as of March 31, 2020, we had an accumulated deficit of $619.3 million.  We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines, including as a result of the commercial launch of TEPEZZA, but we believe these cost increases will be more than offset by higher net sales and gross profits in future periods.  Additionally, we expect that our research and development costs will increase as we acquire or develop more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes.

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly or more dilutive.

In February 2020, we purchased a three-building campus in Deerfield, Illinois, for total consideration and directly attributable transaction costs of $118.5 million.  The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space.  We expect to move to the Deerfield campus in the second half of 2020 and market our Lake Forest office for sub-lease.  We expect to make significant capital expenditures during 2020 in order to prepare the Deerfield campus for occupancy.  In addition, if we are unable to sub-lease our existing Lake Forest office at rental rates similar to the rates under our existing lease or at all, we would be obligated to continue paying substantial rental payments through the end of the lease term in 2031.

As a result of the FDA approval of TEPEZZA in January 2020, we made a milestone payment of $100.0 million under the agreement for the acquisition of River Vision Development Corp, or River Vision, during the first quarter of 2020.

On April 1, 2020, we acquired Curzion, a privately held development-stage biopharma company, for a $45.0 million upfront cash payment and are obligated to make additional payments contingent on the achievement of development and regulatory milestones.  The $45.0 million will be recorded as an in-process research and development expense in the second quarter of 2020.

In April 2020, we entered into an agreement with S.R. One, Limited, or S.R. One, and an agreement with Lundbeckfond Invest A/S, or Lundbeckfond pursuant to which we acquired all of S.R. One’s and Lundbeckfond’s beneficial rights to proceeds from certain contingent future TEPEZZA milestone and royalty payments in exchange for a one-time payment of $55.0 million to each of the respective parties.  The total payments of $110.0 million will be recorded as TEPEZZA developed technology intangible assets in the second quarter of 2020.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years.  As of March 31, 2020, we had $754.6 million in cash and cash equivalents and total debt with a book value of $1,358.4 million and face value of $1,418.0 million.  We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next twelve months from the issuance of the financial statements in this Quarterly Report on Form 10-Q.  We do not have any financial covenants or non-financial covenants that could be affected by the economic disruptions and negative effects of the COVID-19 pandemic on the financial environment.

We have a significant amount of debt outstanding on a consolidated basis.  For a description of our debt agreements, see Note 13, Debt Agreements of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.   This substantial level of debt could have important consequences to our business, including, but not limited to: making it more difficult for us to satisfy our obligations; requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund acquisitions, capital expenditures, and future business opportunities; limiting our ability to obtain additional financing, including borrowing additional funds; increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and placing us at a disadvantage as compared to our competitors, to the extent that they are not as highly leveraged.  We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness.

In addition, the indenture governing our 5.500% Senior Notes due 2027, or 2027 Senior Notes, and our Credit Agreement impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales or merger transactions, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries; and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

During the three months ended March 31, 2020, we issued an aggregate of 2.6 million of our ordinary shares in connection with stock option exercises and the vesting of restricted stock units and performance stock units.  We received a total of $7.0 million in proceeds in connection with such stock option exercises.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Cash, cash equivalents and restricted cash	$758,262	$1,036,539
Cash (used in) provided by:
Operating activities	(62,593)	56,168
Investing activities	(218,204)	(1,849)
Financing activities	(39,614)	20,621

Operating Cash Flows

During the three months ended March 31, 2020, net cash used in operating activities of $62.6 million was primarily attributable to payments made during the first quarter of 2020 related to patient assistance costs for our inflammation segment medicines, government rebates for our orphan segment medicines and an increase in gross sales and the timing of receipts of accounts receivable for our orphan segment medicines.

During the three months ended March 31, 2019, net cash provided by operating activities of $56.2 million was primarily attributable to cash collections from net sales, partially offset by payments made during the first quarter of 2019 related to patient assistance costs and commercial rebates for our inflammation segment medicines.

Investing Cash Flows

During the three months ended March 31, 2020, net cash used in investing activities of $218.2 million was primarily attributable to $112.5 million paid during the first quarter of 2020 in relation to the purchase of a three-building campus in Deerfield, Illinois and contingent consideration and milestone payments for an acquisition set forth below.

Under the agreement for the acquisition of River Vision, we made a milestone payment of $100.0 million related to FDA approval, during the first quarter of 2020.

Under our license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or together referred to as Roche, we made a milestone payment of CHF5.0 million ($5.2 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0382), during the first quarter of 2020.

During the three months ended March 31, 2019, net cash used in investing activities of $1.8 million was primarily attributable to the purchases of property and equipment.

Financing Cash Flows

During the three months ended March 31, 2020, net cash used in financing activities of $39.6 million was primarily attributable to payment of employee withholding taxes relating to share-based awards of $46.7 million, partially offset by the proceeds from the issuance of ordinary shares in connection with stock option exercises of $7.1 million.

During the three months ended March 31, 2019, net cash provided by financing activities of $20.6 million was primarily attributable to net proceeds from the issuance of ordinary shares of $327.8 million, partially offset by the repayment of term loans of $300.0 million.

Financial Condition as of March 31, 2020 compared to December 31, 2019

Accounts receivable, net.  Accounts receivable, net, increased $16.7 million, from $408.7 million as of December 31, 2019 to $425.4 million as of March 31, 2020.  The increase was due to the timing of receipts of accounts receivable.

Inventories, net.  Inventories, net, increased $14.4 million, from $53.8 million as of December 31, 2019 to $68.2 million as of March 31, 2020.  The increase was primarily related to the increase in production of TEPEZZA.

Prepaid expenses and other current assets.  Prepaid expenses and other current assets increased $18.3 million, from $143.6 million as of December 31, 2019 to $161.9 million as of March 31, 2020.  The increase was primarily due to a benefit for income taxes recognized during the three months ended March 31, 2020.

Property and equipment, net.  Property and equipment, net, increased $112.3 million, from $30.1 million as of December 31, 2019 to $142.4 million as of March 31, 2020.  In February 2020, we purchased a three-building campus in Deerfield, Illinois, for total consideration and directly attributable transaction costs of $118.5 million.

Developed technology, net.  Developed technology, net, increased $46.8 million, from $1,698.8 million as of December 31, 2019 to $1,745.6 million as of March 31, 2020. During the three months ended March 31, 2020, in connection with the acquisition of River Vision and our license agreement with Roche, we capitalized $105.2 million of developed technology related to TEPEZZA.  This was partially offset by amortization of developed technology of $58.6 million during the three months ended March 31, 2020.

Accounts payable.  Accounts payable increased $28.6 million, from $21.5 million as of December 31, 2019 to $50.1 million as of March 31, 2020.  This increase was primarily due to the timing of invoices received including an increase of $11.5 million in accounts payable related to government rebates.

Accrued expenses.  Accrued expenses decreased $29.2 million, from $235.2 million as of December 31, 2019 to $206.0 million as of March 31, 2020.  This was primarily due to a decrease in payroll-related accrued expenses of $28.6 million primarily due to payments under compensation plans and lower accrued interest of $11.8 million, partially offset by an increase of $4.0 million in allowance for returns and $3.4 million in accrued consulting and professional service fees.

Accrued trade discounts and rebates.  Accrued trade discounts and rebates decreased $130.1 million, from $466.4 million as of December 31, 2019 to $336.3 million as of March 31, 2020.  This was primarily due to a decrease of $73.2 million in accrued co-pay and other patient assistance costs primarily due lower utilization of our patient assistance programs, the impact of generic competition on VIMOVO sales and the timing of co-pay payments, a $48.9 million decrease in accrued commercial rebates and wholesaler fees primarily due to an increased proportion of orphan segment medicines sold and the impact of generic competition on VIMOVO sales and $8.0 million decrease in accrued government rebates and chargebacks.

Contractual Obligations

During the three months ended March 31, 2020, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for our obligations described in Note 19, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses.  Certain of these policies are considered critical as these most significantly impact a company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Actual results may vary from these estimates.  A summary of our significant accounting policies is included in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2019.

During the three months ended March 31, 2020, there have been no significant changes in our application of our critical accounting policies.

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

Interest Rate Risk.  We are subject to interest rate fluctuation exposure through our borrowings under our Credit Agreement and our investment in money market accounts which bear a variable interest rate.  Term loans under our Credit Agreement bear interest, at our option, at a rate equal to the London Inter-Bank Offered Rate, or LIBOR, plus 2.25% per annum (subject to a 0.00% LIBOR floor), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%.  The loans under our incremental revolving credit facility (the “Revolving Credit Facility”) bear interest, at our option, at a rate equal to either LIBOR plus an applicable margin of 2.25% per annum (subject to a LIBOR floor of 0.00%), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  Our approximately $418.0 million of senior secured term loans under the Credit Agreement is based on LIBOR.  As of March 31, 2020, the Revolving Credit Facility was undrawn.  The one-month LIBOR rate as of April 6, 2020, which was the most recent date the interest rate on the term loan was fixed, was 1.00%, and as a result, the interest rate on our borrowings is currently 3.25% per annum.  Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, intends to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR.

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

Credit Risk.  Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of March 31, 2020 and December 31, 2019, our top four customers accounted for approximately 88% and 84%, respectively, of our total outstanding accounts receivable balances.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  During the quarter ended March 31, 2020, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

Risks Related to Our Business and Industry

The COVID-19 global pandemic could adversely impact our business, including the commercialization of our medicines, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.*

On March 11, 2020, the World Health Organization made the assessment that a novel strain of coronavirus, which causes the COVID-19 disease, can be characterized as a pandemic.  The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions).  Similarly, the Irish government has limited gatherings of people and encouraged employees to work from their homes, and may implement more aggressive policies in the future. In addition, in mid-March 2020 we have implemented work-from-home policies for all employees and have moved to a “virtual” model with respect to our physician, patient and partner support activities.  The effects of government actions and our policies and those of third parties to reduce the spread of COVID-19 may negatively impact productivity and our ability to market and sell our medicines, cause disruptions to our supply chain and ongoing and future clinical trials and impair our ability to execute our business development strategy.  These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

The commercialization of our medicines may be adversely impacted by COVID-19 and actions taken to slow its spread.  For example, patients may postpone visits to healthcare provider facilities, certain healthcare providers have temporarily closed their offices or are restricting patient visits, healthcare provider employees may become generally unavailable and there could be disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for our medicines to be prescribed, reimbursed and administered to patients.  We also cannot predict how effective our virtual patient, physician and partner support initiatives will be with respect to marketing and supporting the administration and reimbursement of our medicines, or when we will be able to resume in-person sales and marketing activities.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our medicines.  In particular, some of our suppliers of certain materials used in the production of our drug products are located in regions that have been subject to COVID-19-related actions and policies that limit the conduct of normal business operations.  To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to COVID-19, our ability to continue meeting commercial demand for our medicines in the United States or advancing development of our medicine candidates may become impaired.  At this time, we consider our inventories on hand to be sufficient to meet our commercial requirements.

In addition, our clinical trials may be affected by COVID-19.  Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have started to slow or stop further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

The spread of COVID-19 and actions taken to reduce its spread may also materially affect us economically.  As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.  If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly or more dilutive.  While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position or our business development activities.

COVID-19 continues to rapidly evolve.  The extent to which COVID-19 may impact the commercialization of our medicines, our supply chain, our clinical trials, our access to capital and our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the pandemic, the duration of the pandemic and the efforts by governments and business to contain it, business closures or business disruptions and the impact on the economy and capital markets.

Our ability to generate revenues from our medicines is subject to attaining significant market acceptance among physicians, patients and healthcare payers.*

Our current medicines, and other medicines or medicine candidates that we may develop or acquire, may not attain market acceptance among physicians, patients, healthcare payers or the medical community.  Some of our medicines, in particular TEPEZZA, have not been on the market for an extended period of time, which subjects us to numerous risks as we attempt to increase our market share.  We believe that the degree of market acceptance and our ability to generate revenues from our medicines will depend on a number of factors, including:

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
•

the extent and duration of the COVID-19 pandemic, including the extent to which physicians and patients delay visits or writing or filling prescriptions for our medicines, the extent to which operations of healthcare facilities, including infusion centers, are reduced and the length of time our sales force must continue operating in a virtual model;

•	the performance of third-party distribution partners, over which we have limited control; and
•	medicine labeling or medicine insert requirements of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities.

With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales, marketing and clinical strategies, which are intended to expand the patient population and usage of KRYSTEXXA.  This includes our marketing efforts in nephrology and our studies designed to improve the response rate to KRYSTEXXA and to evaluate the use of KRYSTEXXA in kidney transplant patients.  With respect to TEPEZZA, sales will depend on market acceptance and adoption by physicians and healthcare payers, as well as the ability and willingness of physicians who do not have in-house infusion capability to refer patients to infusion sites of care.  With respect to RAVICTI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI and to encourage patients and physicians to continue RAVICTI therapy once initiated.  With respect to PROCYSBI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation immediate-release cysteamine therapy to PROCYSBI, to identify additional patients with nephropathic cystinosis and to encourage patients and physicians to continue therapy once initiated.  With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to identify additional patients and encourage patients and physicians to continue treatment once initiated.  With respect to each of PENNSAID 2% w/w, or PENNSAID 2%, RAYOS and DUEXIS, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers.  With respect to DUEXIS, studies indicate that physicians do not commonly co-prescribe gastrointestinal, or GI, protective agents to high-risk patients taking nonsteroidal anti-inflammatory drugs, or NSAIDs.  We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs regarding the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions.  If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS will be limited.  Some physicians may also be reluctant to prescribe DUEXIS due to the inability to vary the dose of ibuprofen and naproxen, respectively, or if they believe treatment with NSAIDs or GI protective agents other than those contained in DUEXIS, including those of its competitors, would be more effective for their patients.  If our current medicines or any other medicine that we may seek approval for, or acquire, fail to attain market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

The COVID-19 pandemic and actions taken to slow its spread has had and will continue to have a negative impact on sales of our medicines.  For example, in March 2020 we transitioned our sales force to a virtual model such that they no longer have in-person interactions with healthcare professionals. While we have attempted to maintain the effectiveness of our sales and marketing efforts in this virtual model, it may not be as effective as in-person interactions in terms of conveying key information about our medicines or aiding physicians and their staff in prescribing and helping their patients obtain reimbursement for our medicines.  Many physicians, in particular in primary care practices that prescribe our inflammation segment medicines, have reduced their operations in light of COVID-19, including delaying patient visits and writing new prescriptions, and we expect this to negatively impact sales in our inflammation segment. Similarly, many patients have deferred non-essential visits to healthcare providers, which has had a negative impact on prescriptions being written and filled. For example, due to reduced willingness of patients to visit physician offices and infusion centers, we expect that sales of KRYSTEXXA will be negatively impacted in future quarters.  It is also possible that a prolonged period of “shelter-in-place” orders and social distancing behaviors and the associated reduction of physician office visits could force various healthcare practices to permanently close or to consolidate with larger practices or healthcare groups, which could cause us to lose previously-established physician relationships.  We cannot predict how long the COVID-19 pandemic will continue to negatively impact sales of our medicines and we expect that even after government-mandated restrictions are lifted, our sales force activities, healthcare provider operations and patients’ willingness to visit healthcare facilities will continue to be limited.

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

With respect to our rare disease medicines, KRYSTEXXA, TEPEZZA, RAVICTI, PROCYSBI and ACTIMMUNE, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for label expansion and more effective use through clinical trials.  Our strategy with respect to KRYSTEXXA includes existing rheumatology account growth, new rheumatology account growth and accelerating nephrology growth, as well as development efforts to enhance response rates through combination treatment with methotrexate and to shorten the infusion time.  With respect to RAVICTI and PROCYSBI, our strategy includes accelerating the transition of patients from first-generation therapies, increasing the diagnosis of the associated rare conditions through patient and physician outreach; and increasing compliance rates.  Our commercialization strategy for TEPEZZA has four components:  (i) driving early uptake by continuing to define the role of TEPEZZA in the treatment of thyroid eye disease, or TED, and getting uptake from treating physicians; (ii) continuing to develop the TED market by driving awareness of the disease severity and benefits of treatment, educating the appropriate treating physicians on the urgency to diagnose and treat TED and continuing to drive patients’ awareness of TED; (iii) supporting TEPEZZA with our comprehensive approach that includes a high-touch, patient-centric model; and (iv) facilitating patient and physician access to TEPEZZA.

We are focusing a significant portion of our commercial activities and resources on TEPEZZA, and we believe our ability to grow our long-term revenues, and a significant portion of the value of our company, relates to our ability to successfully commercialize TEPEZZA in the United States.  As a newly-launched medicine for a disease that had no previously-approved treatments, successful commercialization of TEPEZZA is subject to many risks.  There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.  While we have established our commercial team and U.S. sales force, we will need to further train and develop the team in order to successfully commercialize TEPEZZA.  There are many factors that could cause the launch and commercialization of TEPEZZA to be unsuccessful, including a number of factors that are outside our control.  Because no medicine has previously been approved by the FDA for the treatment of TED, it is especially difficult to estimate TEPEZZA’s market potential or the time it will take to increase patient and physician awareness of TED and change current treatment paradigms.  For example, shortly after the launch of TEPEZZA, we transitioned our sales force to a virtual model in light of the COVID-19 pandemic, which, combined with physicians generally reducing their own availability, has made it more challenging to execute on our strategy to educate physicians about TEPEZZA and the treatment of TED.  In addition, some physicians that are potential prescribers of TEPEZZA do not have the necessary infusion capabilities to administer the medicine and may not otherwise be able or willing to refer their patients to third-party infusion centers, which may discourage them from treating their patients with TEPEZZA.  The commercial success of TEPEZZA depends on the extent to which patients and physicians accept and adopt TEPEZZA as a treatment for TED.  For example, if the patient population suffering from TED is smaller than we estimate, if it proves difficult to identify TED patients or educate physicians as to the availability and potential benefits of TEPEZZA, or if physicians are unwilling to prescribe or patients are unwilling to take TEPEZZA, the commercial potential of TEPEZZA will be limited.  We also do not know how physicians, patients and payers will respond to the pricing of TEPEZZA.  Physicians may not prescribe TEPEZZA and patients may be unwilling to use TEPEZZA if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost.  Further, the status of reimbursement codes for TEPEZZA could also affect reimbursement.  J codes, Q codes and C codes are reimbursement codes maintained by the Centers for Medicare & Medicaid Services, or CMS, that are typically used to report injectable drugs that ordinarily cannot be self-administered.  Initially, TEPEZZA will be reimbursed through a non-specific miscellaneous J code.  The non-specific miscellaneous J code is used for a wide variety of products and health plans may have more difficulty determining the actual product used and billed for the patient.  As a result, these claims must often be submitted with additional information and manually processed, which can create delays in claims processing times as well as increasing the likelihood for claim errors.  These delays and claims errors may in turn slow adoption of TEPEZZA until a product-specific reimbursement code is issued by the CMS.  Thus, significant uncertainty remains regarding the commercial potential of TEPEZZA.  If the launch or commercialization of TEPEZZA is unsuccessful or perceived as disappointing, the price of our ordinary shares could decline significantly and long-term success of the medicine and our company could be harmed.

With respect to our inflammation segment medicines, PENNSAID 2% and DUEXIS, our strategy has included entering into rebate agreements with pharmacy benefit managers, or PBMs, for certain of our inflammation segment medicines where we believe the rebates and costs justify expanded formulary access for patients and ensuring patient assistance to these drugs when prescribed through our HorizonCares program.  However, we cannot guarantee that we will be able to secure additional rebate agreements on commercially reasonable terms, that expected volume growth will sufficiently offset the rebates and fees paid to PBMs or that our existing agreements with PBMs will have the intended impact on formulary access.  In addition, as the terms of our existing agreements with PBMs expire, we may not be able to renew the agreements on commercially favorable terms, or at all.  For each of our inflammation segment medicines, we expect that our commercial success will depend on our sales and marketing efforts in the United States, reimbursement decisions by commercial payers, the expense we incur through our patient assistance program for fully bought down contracts and the rebates we pay to PBMs, as well as the impact of numerous efforts at federal, state and local levels to further reduce reimbursement and net pricing of inflammation segment medicines.

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

We are dependent on wholesale distributors for distribution of our products in the United States and, accordingly, our results of operations could be adversely affected if they encounter financial difficulties*

In 2019, four wholesale distributors accounted for substantially all of our sales in the United States.  If one of our significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with us, and we may be unable to collect all the amounts that the distributor owes on a timely basis or at all, which could negatively impact our business and results of operations.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biopharma company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights.  We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights.  In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities.  As of March 31, 2020, we had approximately 455 sales representatives in the field, consisting of approximately 200 orphan disease sales representatives (including approximately 50 TEPEZZA sales representatives) and 255 inflammation sales representatives.  We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming.  We also cannot be certain that we will be able to continue to successfully develop this capability.

As we continue to add medicines through development efforts and acquisition transactions, the members of our sales force may have limited experience promoting certain of our medicines.  To the extent we employ an acquired entity’s sales forces to promote acquired medicines, we may not be successful in continuing to retain these employees and we otherwise will have limited experience marketing these medicines under our commercial organization.  In addition, none of the members of our sales force have promoted TEPEZZA or any other medicine for the treatment of TED prior to the launch of TEPEZZA.  We are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense our medicines.  In addition, we must train our sales force to ensure that a consistent and appropriate message about our medicines is being delivered to our potential customers.  Our sales representatives may also experience challenges promoting multiple medicines when we call on physicians and their office staff.  We have experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives.  If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate physicians about the benefits of our medicines and their proper administration and label indication, as well as our patient assistance programs, our efforts to successfully commercialize our medicines could be put in jeopardy, which could have a material adverse effect on our financial condition, share price and operations.  For example, we have had to train our sales force to operate in a virtual environment due to the COVID-19 pandemic and are continuing to learn and implement new strategies and techniques to promote our medicines without the benefit of in-person interactions with healthcare providers and their staff.  We may not be successful in finding effective ways to promote our medicines remotely or our competitors may be more successful than we are at adapting to virtual marketing.

As a result of the evolving role of various constituents in the prescription decision making process, we focus on hiring sales representatives for our inflammation segment medicines and RAYOS with successful business to business experience.  For example, we have faced challenges due to pharmacists switching a patient’s intended prescription from DUEXIS to a generic or over-the-counter brand of their active ingredients, despite such substitution being off-label in the case of DUEXIS.  We have faced similar challenges for PENNSAID 2% and RAYOS with respect to generic brands.  While we believe the profile of our representatives is suited for this environment, we cannot be certain that our representatives will be able to successfully protect our market for PENNSAID 2%, DUEXIS and RAYOS or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills.  We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel.  To the extent we rely on additional third parties to commercialize any approved medicines, we may receive less revenue than if we commercialized these medicines ourselves.  In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts.  In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization, we may not be able to commercialize our medicines and medicine candidates and execute on our business plan.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality.  For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program.  As concerns continue to grow over the need for tighter oversight, there remains the possibility that the Health Resources and Services Administration or another agency under the U.S. Department of Health and Human Services, or HHS, will propose a similar regulation or that Congress will explore changes to the 340B program through legislation.  For example, a bill was introduced in 2018 that would require hospitals to report their low-income utilization of the program.  Further, the Centers for Medicare & Medicaid Services issued a final rule in 2018 that implemented civil monetary penalties for manufacturers who exceeded the ceiling price methodology for a covered outpatient drug when selling to a 340B covered entity.  Pursuant to the final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis.  Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program.  With respect to KRYSTEXXA, the “additional rebate” scheme of the 340B pricing rules, as applied to the historical pricing of KRYSTEXXA both before and after we acquired the medicine, have resulted in a 340B ceiling price of one penny.  A material portion of KRYSTEXXA prescriptions (approximately 20 percent) are written by healthcare providers that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales of KRYSTEXXA.  The Centers for Medicare & Medicaid Services had also finalized a proposal in calendar years 2018, 2019 and 2020 that would revise the Medicare hospital outpatient prospective payment system by creating a new, significantly reduced reimbursement methodology for drugs purchased under the 340B program for Medicare patients at hospital and other settings. That policy is currently undergoing litigation.

Patients are unlikely to use our medicines unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our medicines.  Third-party payers may limit coverage to specific medicines on an approved list, also known as a formulary, which might not include all of the FDA-approved medicines for a particular indication.  Moreover, a third-party payer’s decision to provide coverage for a medicine does not imply that an adequate reimbursement rate will be approved.  Additionally, one third-party payer’s decision to cover a particular medicine does not ensure that other payers will also provide coverage for the medicine, or will provide coverage at an adequate reimbursement rate.  Even though we have contracts with some PBMs in the United States, that does not guarantee that they will perform in accordance with the contracts, nor does that preclude them from taking adverse actions against us, which could materially adversely affect our operating results.  In addition, the existence of such PBM contracts does not guarantee coverage by such PBM’s contracted health plans or adequate reimbursement to their respective providers for our medicines.  For example, some PBMs have placed some of our medicines on their exclusion lists from time to time, which has resulted in a loss of coverage for patients whose healthcare plans have adopted these PBM lists.  Additional healthcare plan formularies may also exclude our medicines from coverage due to the actions of certain PBMs, future price increases we may implement, our use of the HorizonCares program or other free medicine programs whereby we assist qualified patients with certain out-of-pocket expenditures for our medicine, including donations to patient assistance programs offered by charitable foundations, or any other co-pay programs, or other reasons.  If our strategies to mitigate formulary exclusions are not effective, these events may reduce the likelihood that physicians prescribe our medicines and increase the likelihood that prescriptions for our medicines are not filled.

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

We may also experience pressure from payers as well as state and federal government authorities concerning certain promotional approaches that we may implement such as our HorizonCares program or any other co-pay programs.  Certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs.  Some state legislatures have been considering proposals that would restrict or ban co-pay coupons for branded drugs.  For example, legislation was signed into law in California that would limit the use of co-pay coupons in cases where a lower cost generic drug is available and if individual ingredients in combination therapies are available over the counter at a lower cost.  It is possible that similar legislation could be proposed and enacted in additional states.  If we are unsuccessful with our HorizonCares program or any other co-pay programs, or we alternatively are unable to secure expanded formulary access through additional arrangements with PBMs or other payers, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors.  We may also experience financial pressure in the future which would make it difficult to support investment levels in areas such as managed care contract rebates, HorizonCares and other access tools.

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

We have rights to medicines in certain jurisdictions but have no control over third parties that have rights to commercialize those medicines in other jurisdictions, which could adversely affect our commercialization of these medicines.*

Following our sale of the rights to RAVICTI outside of North America and Japan to Medical Need Europe AB, part of the Immedica Group, or Immedica, in December 2018, Immedica has marketing and distribution rights to RAVICTI in those regions.  Following our sale of the rights to PROCYSBI in the Europe, Middle East and Africa, or EMEA, regions to Chiesi Farmaceutici S.p.A., or Chiesi, in June 2017, or the Chiesi divestiture, Chiesi has marketing and distribution rights to PROCYSBI in the EMEA regions.  Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.), or Nuvo, has retained its rights to PENNSAID 2% in territories outside of the United States.  In March 2017, Nuvo announced that it had entered into an exclusive license agreement with Sayre Therapeutics PVT Ltd. to distribute, market and sell PENNSAID 2% in India, Sri Lanka, Bangladesh and Nepal, and in December 2017 Nuvo announced that it had entered into a license and distribution agreement with Gebro Pharma AG for the exclusive right to register, distribute, market and sell PENNSAID 2% in Switzerland and Liechtenstein.  We have little or no control over Immedica’s activities with respect to RAVICTI outside of North America and Japan, over Chiesi’s activities with respect to PROCYSBI in the EMEA, or over Nuvo’s or its existing and future commercial partners’ activities with respect to PENNSAID 2% outside of the United States even though those activities could impact our ability to successfully commercialize these medicines.  For example, Immedica or its assignees, Chiesi or its assignees or Nuvo or its assignees can make statements or use promotional materials with respect to RAVICTI, PROCYSBI or PENNSAID 2% , respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell RAVICTI, PROCYSBI or PENNSAID 2%, respectively, in foreign countries at prices that are dramatically lower than the prices we charge in the United States.  These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States.  In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them.  We also rely on Immedica, Chiesi and Nuvo, or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States, as we have or will have limited access to this information ourselves.

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

Failures or difficulties faced at any level of our supply chain, including any disruption caused by the COVID-19 pandemic, could materially adversely affect our business and delay or impede the development and commercialization of any of our medicines or medicine candidates and could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

While KRYSTEXXA faces limited direct competition, a number of competitors have medicines in Phase 1 or Phase 2 trials, including Selecta Biosciences Inc. which has presented Phase 2 clinical data and is conducting a six-month trial comparing their candidate that uses an immunomodulator to KRYSTEXXA alone.  RAVICTI could face competition from a few medicine candidates that are in early-stage development, including a gene-therapy candidate by Ultragenyx Pharmaceutical Inc., a generic taste-masked formulation option of BUPHENYL by ACER Therapeutics Inc., and an enzyme replacement for a specific UCD subtype (ARG) by Aeglea Bio Therapeutics Inc.  PROCYSBI faces competition from Cystagon (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis and Cystaran (cysteamine ophthalmic solution) for treatment of corneal crystal accumulation in patients with cystinosis.  Additionally, we are also aware that AVROBIO, Inc. has an early-stage gene therapy candidate in development for the treatment of cystinosis.  Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED.  While these therapies have not proved effective in treating the underlying disease, and carry with them significant side effects, their off-label use could reduce or delay treatment in the addressable patient population for TEPEZZA.  Immunovant Inc. is also conducting Phase 2 clinical studies of a medicine candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy.  PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2%.  The generic version of Voltaren Gel is the market leader in the topical NSAID category.  Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician.  DUEXIS faces competition from other NSAIDs, including Celebrex®, marketed by Pfizer Inc., and celecoxib, a generic form of the medicine marketed by other pharmaceutical companies.  DUEXIS also faces significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers.  Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS, despite such substitution being off-label in the case of DUEXIS.  Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe PENNSAID 2% or DUEXIS, those prescriptions may not result in sales.  If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS, sales of PENNSAID 2% and DUEXIS may suffer despite any success we may have in promoting PENNSAID 2% or DUEXIS to physicians.  In addition, other medicine candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known or FDA approved, may be developed and compete with DUEXIS in the future.

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

On February 27, 2020, following a judgment in federal court invalidating certain patents covering VIMOVO, Dr. Reddy’s launched a generic version of VIMOVO in the United States.  While patent litigation against Dr. Reddy’s for infringement continues on additional patents in the New Jersey District Court, we now face generic competition for VIMOVO. As a result, we have repositioned our promotional efforts previously made on VIMOVO to the other inflammation segment medicines and expect that our VIMOVO net sales will decrease in future periods.

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

If we are unsuccessful in any of the PENNSAID 2% cases or DUEXIS case, we will likely face generic competition with respect to PENNSAID 2% and/or DUEXIS and sales of PENNSAID 2% and/or DUEXIS will be substantially harmed.

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

If we cannot successfully implement our patient assistance programs or increase formulary access and reimbursement for our medicines in the face of increasing pressure to reduce the price of medications, the adoption of our medicines by physicians, patients and payers may decline.*

There continues to be immense pressure from healthcare payers, PBMs and others to use less expensive or generic medicines or over-the-counter brands instead of certain branded medicines.  For example, some PBMs have placed certain of our medicines on their exclusion lists from time to time, which has resulted in a loss of coverage for patients whose healthcare plans have adopted these PBM lists.  Additional healthcare plans, including those that contract with these PBMs but use different formularies, may also choose to exclude our medicines from their formularies or restrict coverage to situations where a generic or over-the-counter medicine has been tried first.  Many payers and PBMs also require patients to make co-payments for branded medicines, including many of our medicines, in order to incentivize the use of generic or other lower-priced alternatives instead.  Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispenses an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician.  Because our medicines (other than BUPHENYL and VIMOVO) do not currently have FDA-approved generic equivalents in the United States, we do not believe our medicines should be subject to mandatory generic substitution laws.  We understand that some pharmacies may attempt to obtain physician authorization to switch prescriptions for DUEXIS to prescriptions for multiple generic medicines with similar APIs to ensure payment for the medicine if the physician’s prescription for the branded medicine is not immediately covered by the payer, despite such substitution being off-label in the case of DUEXIS.  If these limitations in coverage and other incentives result in patients refusing to fill prescriptions or being dissatisfied with the out-of-pocket costs of their medications, or if pharmacies otherwise seek and receive physician authorization to switch prescriptions, not only would we lose sales on prescriptions that are ultimately not filled, but physicians may be dissuaded from writing prescriptions for our medicines in the first place in order to avoid potential patient non-compliance or dissatisfaction over medication costs, or to avoid spending the time and effort of responding to pharmacy requests to switch prescriptions.

Part of our commercial strategy to increase adoption and access to our medicines in the face of these incentives to use generic alternatives is to offer physicians the opportunity to have patients fill prescriptions through independent pharmacies participating in our HorizonCares patient assistance program, including shipment of prescriptions to patients.  We also have contracted with a third-party prescription clearinghouse that offers physicians a single point of contact for processing prescriptions through these independent pharmacies, reducing physician administrative costs, increasing the fill rates for prescriptions and enabling physicians to monitor refill activity.  Through HorizonCares, financial assistance may be available to reduce eligible patients’ out-of-pocket costs for prescriptions filled.  Because of this assistance, eligible patients’ out-of-pocket cost for our medicines when dispensed through HorizonCares may be significantly lower than such costs when our medicines are dispensed outside of the HorizonCares program.  However, to the extent physicians do not direct prescriptions currently filled through traditional pharmacies, including those associated with or controlled by PBMs, to pharmacies participating in our HorizonCares program, we may experience a significant decline in PENNSAID 2% and DUEXIS prescriptions.  Our ability to increase utilization of our patient assistance programs will depend on physician and patient awareness and comfort with the programs, and we have limited ability to influence whether physicians use our patient assistance programs to prescribe our medicines or whether patients will agree to receive our medicines through our HorizonCares program.  In addition, the HorizonCares program is not available to federal health care program (such as Medicare and Medicaid) beneficiaries.  We have also contracted with certain PBMs and other payers to secure formulary status and reimbursement for certain of our inflammation segment medicines, which generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.  While we have business relationships with two of the largest PBMs, Express Scripts, Inc., or Express Scripts, and CVS Caremark, as well as rebate agreements with other PBMs, and we believe these agreements will secure formulary status for certain of our medicines, we cannot guarantee that we will be able to agree to terms with other PBMs and other payers, or that such terms will be commercially reasonable to us.  Despite our agreements with PBMs, the extent of formulary status and reimbursement will ultimately depend to a large extent upon individual healthcare plan formulary decisions.  If healthcare plans that contract with PBMs with which we have agreements do not adopt formulary changes recommended by the PBMs with respect to our medicines, we may not realize the expected access and reimbursement benefits from these agreements.  In addition, we generally pay higher rebates for prescriptions covered under plans that adopt a PBM-chosen formulary than for plans that adopt custom formularies.  Consequently, the success of our PBM contracting strategy will depend not only on our ability to expand formulary adoption among healthcare plans, but also upon the relative mix of healthcare plans that have PBM-chosen formularies versus custom formularies.  If we are unable to realize the expected benefits of our contractual arrangements with the PBMs we may continue to experience reductions in net sales from our inflammation segment medicines and/or reductions in net pricing for our inflammation segment medicines due to increasing patient assistance costs.  If we are unable to increase adoption of HorizonCares for filling prescriptions of our medicines and to secure formulary status and reimbursement through arrangements with PBMs and other payers, particularly with healthcare plans that use custom formularies, our ability to achieve net sales growth for our inflammation segment medicines would be impaired.

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

The HorizonCares program may implicate certain federal and state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, healthcare kickbacks, tortious interference with patient contracts and statutory or common law fraud.  We have a comprehensive compliance program in place to address adherence with various laws and regulations relating to the selling, marketing and manufacturing of our medicines, as well as certain third-party relationships, including pharmacies.  Specifically, with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in the HorizonCares program, to confirm their activities, adjudication and practices are consistent with our compliance policies and guidance.  Despite our compliance efforts, to the extent the HorizonCares program is found to be inconsistent with applicable laws or the pharmacies that participate in our patient assistance programs do not comply with applicable laws, we may be required to restructure or discontinue such programs, terminate our relationship with certain pharmacies, or be subject to other significant penalties.  In November 2015, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents and information related to our patient assistance programs and other aspects of our marketing and commercialization activities.  We are unable to predict how long this investigation will continue or its outcome, but we have incurred and anticipate that we may continue to incur significant costs in connection with the investigation, regardless of the outcome.  We may also become subject to similar investigations by other governmental agencies or Congress.  The investigation by the U.S. Attorney’s Office and any additional investigations of our patient assistance programs and sales and marketing activities may result in damages, fines, penalties, exclusion, additional reporting requirements and/or oversight or other administrative sanctions against us.

If the cost of maintaining our patient assistance programs increases relative to our sales revenues, we could be forced to reduce the amount of patient financial assistance that we offer or otherwise scale back or eliminate such programs, which could in turn have a negative impact on physicians’ willingness to prescribe and patients’ willingness to fill prescriptions of our medicines.  While we believe that our arrangements with PBMs will result in broader inclusion of certain of our inflammation segment medicines on healthcare plan formularies, and therefore increase payer reimbursement and lower our cost of providing patient assistance programs, these arrangements generally require us to pay administrative and rebate payments to the PBMs and/or other payers and their effectiveness will ultimately depend to a large extent upon individual healthcare plan formulary decisions that are beyond the control of the PBMs.  If our arrangements with PBMs and other payers do not result in increased prescriptions and reductions in our costs to provide our patient assistance programs that are sufficient to offset the administrative fees and rebate payments to the PBMs and/or other payers, our financial results may continue to be harmed.

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

We have experienced growth and expanded the size of our organization substantially in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity.  As of March 31, 2020, we employed approximately 1,185 full-time employees, including approximately 455 sales representatives, representing a substantial change to the size of our organization.  We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives.  Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

The IRS may not agree with our conclusion that our parent company should be treated as a foreign corporation for U.S. federal income tax purposes following the combination of the businesses of Horizon Pharma, Inc., or HPI, our predecessor, and Vidara.

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

On March 27, 2020, H.R.748, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in the United States, which provides temporary relief from certain aspects of the Tax Act that had imposed limitations on the utilization of certain losses, interest expense deductions, and the timing of refunds of alternative minimum tax credits.

On April 8, 2020, the U.S. Treasury published in the Federal Register the Final Regulations for Section 267A (commonly referred to as the “Anti-Hybrid Rules”).  The Final Regulations for Section 267A provide several rules expanding the reach and scope of Section 267A of the Code particularly involving the payment of interest and royalties to certain branches, reverse hybrid entities, and other hybrid mismatch arrangements.  We are in the process of assessing the impact, if any, of the provisions of the Final Regulations for Section 267A on our financial statements.  If the Anti-Hybrid Rules under the Final Regulations for Section 267A are applicable to us, we will recognize a one-time tax provision of $15.2 million during the three months ended June 30, 2020.  On April 8, 2020, the U.S. Treasury also published in the Federal Register further Proposed Regulations relating to Section 267A, conduit financing rules and the treatment of certain payments under the GILTI provisions.  We are currently in the process of assessing these Proposed Regulations and the potential impact on us.  We do not expect these Proposed Regulations to have a material impact on our effective tax rate.

We are unable to predict what tax laws may be proposed or enacted in the future or what effect such changes would have on our business. To the extent new tax laws are enacted, or new guidance released, this could have an adverse effect on our future effective tax rate.  It could also lead to an increase in the complexity and cost of tax compliance.  We urge our shareholders to consult with their legal and tax advisors with respect to the potential tax consequences of investing in or holding our ordinary shares.

If a United States person is treated as owning at least 10% of our ordinary shares, such holder may be subject to adverse U.S. federal income tax consequences.*

If a United States person is treated as owning (directly, indirectly, or constructively) at least 10% of the value or voting power of our ordinary shares, such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any).  Because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether or not we are treated as a controlled foreign corporation).  A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions.  An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation that is a United States shareholder with respect to a controlled foreign corporation.  Failure to comply with these reporting and tax paying obligations may subject a United States shareholder to significant monetary penalties and may prevent the statute of limitations from starting with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due.  We cannot provide any assurances that we will assist investors in determining whether any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any investor is treated as a United States shareholder with respect to any such controlled foreign corporation or furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.  A United States investor should consult its advisors regarding the potential application of these rules to an investment in our ordinary shares.

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

We are, with respect to our current medicines, and will be, with respect to any other medicine or medicine candidate for which we obtain FDA or EMA approval or which we acquire, subject to ongoing FDA or EMA obligations and continued regulatory review, which may result in significant additional expense.  Additionally, any other medicine candidate, if approved by the FDA or EMA, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to significant penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines.*

Any regulatory approvals that we obtain for our medicine candidates may also be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the medicine candidate.  In addition, with respect to our current FDA-approved medicines (and with respect to our medicine candidates, if approved), the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the medicine are subject to extensive and ongoing regulatory requirements.  These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, GCPs, International Council for Harmonisation, or ICH, guidelines and GLPs, which are regulations and guidelines enforced by the FDA for all of our medicines in clinical development, for any clinical trials that we conduct post-approval.

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

If we are found to be in violation of any of these laws or any other federal or state regulations, we may be subject to significant civil and/or criminal penalties, damages, fines, exclusion, additional reporting requirements and/or oversight from federal health care programs and the restructuring of our operations.  Any of these could have a material adverse effect on our business and financial results.   Any action against us for violation of these laws, even if we ultimately are successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business.

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA.  Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA.  While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, and eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.  In particular, the Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.  On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

In addition, drug pricing by pharmaceutical companies has come under increased scrutiny.  Specifically, there have been several recent state and U.S. Congressional inquiries, proposed federal and state legislation and state laws enacted designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increase, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies.  This scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.  For example, legislation signed into law in 2017 in California requires drug manufactures to provide advance notice and explanation to state regulators, health plans and insurers and PBMs for price increases of more than 16% over two years.  At the federal level, the President’s budget proposal for the fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  These principles build upon the Trump administration’s previously released “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs”, or Blueprint.  The Blueprint contained several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent.  HHS has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In addition, certain governmental initiatives, if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D.  Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  The majority of our medicines are purchased by private payers, and much of the focus of pending legislation is on government program reimbursement.   In December 2019, the Further Consolidated Appropriations Act was signed into law which included the Creating and Restoring Equal Access to Equivalent Samples Act, or CREATES Act.  The CREATES Act allows generic drug manufacturers to bring suit against a brand name manufacturer to compel the provision of brand samples if the generic manufacturer has made a request for samples and the brand manufacturer fails to deliver sufficient quantities of the sample on commercially reasonable, market-based terms within 31 days of receipt of the request.  Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Additionally, it is possible that additional governmental action is taken to address the COVID-19 pandemic. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

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

There has also been a trend of increased federal and state regulation of payments made to physicians and other healthcare providers.  The ACA, among other things, imposed reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.  In November 2019, HHS published a final 2020 Physician Fee Schedule rule which for calendar year 2021, expands the definition of “covered recipients” for which reporting of payments and transfers is required to be submitted beginning in 2022, to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives.  Failure to submit required information may result in significant civil monetary penalties.

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

We are unable to predict whether we could be subject to other actions under any of these or other healthcare laws, or the impact of such actions.  If we are found to be in violation of, or to encourage or assist the violation by third parties of any of the laws described above or other applicable state and federal fraud and abuse laws, we may be subject to penalties, including significant administrative, civil and criminal penalties, damages, fines, withdrawal of regulatory approval, imprisonment, exclusion from government healthcare reimbursement programs, contractual damages, reputational harm, diminished profits and future earnings, injunctions and other associated remedies, or private “qui tam” actions brought by individual whistleblowers in the name of the government, and the curtailment or restructuring of our operations, all of which could have a material adverse effect on our business and results of operations.  Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Switching or adding additional CROs or collaborators can involve substantial cost and require extensive management time and focus.  In addition, there is a natural transition period when a new CRO or collaborator commences work.  As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.  Though we carefully manage our relationships with our CROs and collaborators, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition or prospects.  In particular, the ability of our CROs to conduct certain of their operations, including monitoring of clinical sites, has been limited by the COVID-19 pandemic, and to the extent that our CROs are unable to fulfil their contractual obligations as a result of the COVID-19 pandemic or government orders in response to the pandemic, we may have limited or no recourse under the terms of our contractual agreements with our CROs.

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

In addition, our clinical trials may be affected by COVID-19.  Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have started to slow or stop further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the medicine candidate being studied in relation to other available therapies, including any new drugs or biologics that may be approved for the indications we are investigating. In addition, if patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disputed due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

Business interruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or health pandemics, such as the current COVID-19 pandemic, and other natural or man-made disasters or business interruptions.  While we carry insurance for certain of these events and have implemented disaster management plans and contingencies, the occurrence of any of these business interruptions could seriously harm our business and financial condition and increase our costs and expenses.  We conduct significant management operations at both our global headquarters located in Dublin, Ireland and our U.S. office located in Lake Forest, Illinois.  If our Dublin or Lake Forest offices were affected by a natural or man-made disaster or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition.  We currently rely, and intend to rely in the future, on third-party manufacturers and suppliers to produce our medicines and third-party logistics partners to ship our medicines.  Our ability to obtain commercial supplies of our medicines could be disrupted and our results of operations and financial condition could be materially and adversely affected if the operations of these third-party suppliers or logistics partners were affected by a man-made or natural disaster or other business interruption.  The ultimate impact of such events on us, our significant suppliers and our general infrastructure is unknown.

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

Additionally, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020.  The CCPA has been dubbed the first “GDPR-like” law in the United States since it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches.  Despite amendments and multiple revisions of draft regulations, it remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.  As we expand our operations and trials (both preclinical or clinical), the CCPA may increase our compliance costs and potential liability.  Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States.  Other states are beginning to pass similar laws.

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

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses.*

We have financed our operations primarily through equity and debt financings and have incurred significant operating losses.  We recorded an operating loss of $16.5 million for the three months ended March 31, 2020, and an operating income of $126.6 million and $37.9 million for the years ended December 31, 2019 and 2018, respectively.  We recorded a net loss of $13.6 million for the three months ended March 31, 2020, a net income of $573.0 million for the year ended December 31, 2019, and a net loss of $38.4 million for the year ended December 31, 2018.  As of March 31, 2020, we had an accumulated deficit of $619.3 million.  Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting.  Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.  While we anticipate that we will generate operating profits in the future, whether we can accomplish this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all.  As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.  If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our medicines or medicine candidates or one or more of our other research and development initiatives, or delay, cut back or abandon our plans to grow the business through acquisitions.  We also could be required to:

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of March 31, 2020, we had $1,358.4 million book value, or $1,418.0 million aggregate principal amount of indebtedness, including $418.0 million in secured indebtedness.

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

The credit agreement and the indenture governing our 5.500% Senior Notes due 2027, or 2027 Senior Notes, impose, and the terms of any future indebtedness may impose, various covenants that limit our ability and/or the ability of our restricted subsidiaries’ (as designated under such agreements) to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales, consolidate with or merge or sell all or substantially all of our assets, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries, and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.  If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly or more dilutive.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.*

Our ability to make scheduled payments under or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business and other factors beyond our control.  For example, we expect that the COVID-19 pandemic and actions taken to slow its spread will continue to have a negative impact on net sales of our medicines, which will in turn negatively impact our cash flows.  Our ability to generate cash flow to meet our payment obligations under our debt may also depend on the successful implementation of our operating and growth strategies.  Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.  We cannot assure that we will maintain a level of cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our indebtedness.

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

Our ability to use net operating loss carryforwards and certain other tax attributes to offset U.S. income taxes may be limited.*

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three-year period), the corporation’s ability to use pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change income may be limited.  We continue to carry forward our annual limitation resulting from an ownership change date of August 2, 2012.  The limitation on pre-change net operating losses incurred prior to the August 2, 2012 change date is approximately $7.7 million for 2020 through 2028.  In addition, we recognized $32.2 million of federal net operating losses, $2.2 million of state net operating losses and $9.5 million of federal tax credits following our acquisition of River Vision Development Corp.  These acquired federal net operating losses and tax credits are subject to an annual limitation of $2.6 million.  The net operating loss carryforward and tax credit carryforward limitations are cumulative such that any use of the carryforwards below the limitations in one year will result in a corresponding increase in the limitations for the subsequent tax year.  Under the Tax Act, as modified by the CARES Act, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in taxable years beginning after December 31, 2017, to the extent such net operating losses are carried forward into taxable years beginning after December 31, 2020, is limited to 80 percent of the then current year’s taxable income.  Under the CARES Act, U.S. federal net operating losses arising in a tax year beginning after December 31, 2017, and before January 1, 2021, can be carried back five years.  It remains uncertain if and to what extent various U.S. states will conform to the Tax Act and the CARES Act.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.*

From time to time, including recently as a result of the COVID-19 pandemic and actions taken to slow its spread, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability.  Our general business strategy may be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions.  If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon commercialization or development plans.  There is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic down-turn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

At March 31, 2020, we had $754.6 million of cash and cash equivalents consisting of cash and money market funds.  While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2020, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.  Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Our failure to comply with any of the covenants could result in a default under the credit agreement or the indenture governing the 2027 Senior Notes, which could permit the administrative agent or the trustee, as applicable, or permit the lenders or the holders of the 2027 Senior Notes to cause the administrative agent or the trustee, as applicable, to declare all or part of any outstanding senior secured term loans or revolving loans, or the 2027 Senior Notes to be immediately due and payable or to exercise any remedies provided to the administrative agent or the trustee, including, in the case of the credit agreement proceeding against the collateral granted to secure our obligations under the credit agreement.  An event of default under the credit agreement or the indenture governing the 2027 Senior Notes could also lead to an event of default under the terms of the other agreements and the indenture governing our 2.50% Exchangeable Senior Notes due 2022, or Exchangeable Senior Notes.  Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.

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

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our medicines and medicine candidates, we may not be able to compete effectively in our markets.*

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our medicines and medicine candidates.  The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain.  The patent applications that we own may fail to result in issued patents with claims that cover our medicines in the United States or in other foreign countries.  If this were to occur, early generic competition could be expected against our current medicines and other medicine candidates in development.  There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which prior art can invalidate a patent or prevent a patent from issuing based on a pending patent application.  In particular, because the APIs in RAYOS, DUEXIS and PENNSAID 2% have been on the market as separate medicines for many years, it is possible that these medicines have previously been used off-label in such a manner that such prior usage would affect the validity of our patents or our ability to obtain patents based on our patent applications.  In addition, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., where the court held that claims directed to methods of determining whether to adjust drug dosing levels based on drug metabolite levels in the red blood cells were not patent eligible because they were directed to a law of nature.  This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims.

Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated.

Patent litigation is currently pending in the United States District Court for the District of New Jersey against Actavis, who intend to market a generic version of PENNSAID 2% prior to the expiration of certain of our patents listed in the Orange Book.  These cases arise from Paragraph IV Patent Certification notice letters from Actavis advising they had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit.  For a more detailed description of the PENNSAID 2% litigation, see Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against Dr. Reddy’s for marketing a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.  The cases arise from Paragraph IV Patent Certification notice letters from Dr. Reddy’s, advising that it had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.  On July 30, 2019, the Federal Circuit Court of Appeals denied our request for a rehearing of the Court’s invalidity ruling against the 6,926,907 and 8,557,285 patents for VIMOVO coordinated-release tablets.  As a result, the District Court entered judgment in September 2019 invalidating the ‘907 and ‘285 patents, which ended any restriction against the FDA from granting final approval to Dr. Reddy’s generic version of VIMOVO.  On February 18, 2020, the FDA granted final approval for Dr. Reddy’s generic version of VIMOVO.  On February 27, 2020, Dr. Reddy’s launched its generic version of VIMOVO in the United States.  Patent litigation against Dr. Reddy’s for infringement continues with respect to certain patents in the New Jersey District Court.  We have repositioned our promotional efforts previously made on VIMOVO to the other inflammation segment medicines and expect that our VIMOVO net sales will decrease in future periods.  For a more detailed description of the VIMOVO litigation, see Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Patent litigation is currently pending in the United States District Court for the District of Delaware against Alkem, who intends to market a generic version of DUEXIS prior to the expiration of certain of our patents listed in the Orange Book.  This case arises from Paragraph IV Patent Certification notice letters from Alkem advising it had filed an ANDA with the FDA seeking approval to market a generic version of DUEXIS before the expiration of the patents-in-suit.  For a more detailed description of the DUEXIS litigation, see Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

We intend to vigorously defend our intellectual property rights relating to our medicines, but we cannot predict the outcome of the DUEXIS case and the PENNSAID 2% cases.  Any adverse outcome in these matters or any new generic challenges that may arise could result in one or more generic versions of our medicines being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of our medicines, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

•	our failure to successfully execute our commercialization strategy with respect to our approved medicines, particularly our commercialization of our medicines in the United States;
•	the impact of the COVID-19 pandemic on our business and industry as well as the global economy;
•	actions or announcements by third-party or government payers with respect to coverage and reimbursement of our medicines;
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

Dividends paid by us may be subject to Irish dividend withholding tax.*

In certain circumstances, as an Irish tax resident company, we will be required to deduct Irish dividend withholding tax (currently at the rate of 25%) from dividends paid to our shareholders.  Shareholders that are resident in the United States, EU countries (other than Ireland) or other countries with which Ireland has signed a tax treaty (whether the treaty has been ratified or not) generally should not be subject to Irish withholding tax so long as the shareholder has provided its broker, for onward transmission to our qualifying intermediary or other designated agent (in the case of shares held beneficially), or our or its transfer agent (in the case of shares held directly), with all the necessary documentation by the appropriate due date prior to payment of the dividend.  However, some shareholders may be subject to withholding tax, which could adversely affect the price of our ordinary shares.

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

4.4	Form of 5.500% Senior Note due 2027 (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on July 16, 2019).

4.5	First Supplemental Indenture, dated November 19, 2019, by and between HZNP Finance Limited and U.S. Bank National Association.

4.6	Second Supplemental Indenture, dated April 23, 2020, by and among Horizon Properties Holding LLC, Curzion Pharmaceuticals, Inc. and U.S. Bank National Association.

10.1+

Separation Agreement, dated January 23, 2020, by and between Horizon Therapeutics USA, Inc. and Shao-Lee Lin, M.D., Ph.D. (incorporated by reference to Exhibit 10.45 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 26, 2020).

10.2+

Horizon Therapeutics Public Limited Company 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on May 1, 2020).

10.3+

Horizon Therapeutics Public Limited Company 2020 Employee Share Purchase Plan (incorporated by reference to Exhibit 99.2 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on May 1, 2020).

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

HORIZON THERAPEUTICS PLC

Date: May 6, 2020	By:	/s/ Timothy Walbert
Timothy Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2020	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)