Form 10-Q
period 2020-06-30
Horizon Therapeutics Public Ltd Co
filed 2020-08-05
CIK 1492426

nte

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of July 31, 2020: 206,460,371.

                                                                        HORIZON THERAPEUTICS PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of	As of
	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$718,062	$1,076,287
Restricted cash	3,625	3,752
Accounts receivable, net	543,755	408,685
Inventories, net	66,099	53,802
Prepaid expenses and other current assets	157,548	143,577
Total current assets	1,489,089	1,686,103
Property and equipment, net	138,801	30,159
Developed technology and other intangible assets, net	1,891,100	1,702,628
Goodwill	413,669	413,669
Deferred tax assets, net	564,643	555,165
Other assets	40,889	48,310
Total assets	$4,538,191	$4,436,034
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Exchangeable Senior Notes—current	$174,504	$—
Accounts payable	106,015	21,514
Accrued expenses	415,545	235,234
Accrued trade discounts and rebates	288,592	466,421
Total current liabilities	984,656	723,169
LONG-TERM LIABILITIES:
Exchangeable Senior Notes, net	—	351,533
Long-term debt, net	1,002,318	1,001,308
Deferred tax liabilities, net	99,164	94,247
Other long-term liabilities	90,201	80,328
Total long-term liabilities	1,191,683	1,527,416
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 shares authorized at June 30, 2020 and December 31, 2019; 199,991,807 and 188,402,040 shares issued at June 30, 2020 and December 31, 2019, respectively, and 199,607,441 and 188,017,674 shares outstanding at June 30, 2020 and December 31, 2019, respectively	20	19
Treasury stock, 384,366 ordinary shares at June 30, 2020 and December 31, 2019	(4,585)	(4,585)
Additional paid-in capital	3,067,586	2,797,602
Accumulated other comprehensive loss	(1,886)	(1,905)
Accumulated deficit	(699,283)	(605,682)
Total shareholders’ equity	2,361,852	2,185,449
Total liabilities and shareholders' equity	$4,538,191	$4,436,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$462,779	$320,647	$818,688	$601,018
Cost of goods sold	121,515	89,163	218,931	177,305
Gross profit	341,264	231,484	599,757	423,713
OPERATING EXPENSES:
Research and development	81,068	28,314	108,277	50,039
Selling, general and administrative	222,332	167,095	470,107	339,394
Loss on sale of assets	—	10,963	—	10,963
Total operating expenses	303,400	206,372	578,384	400,396
Operating income	37,864	25,112	21,373	23,317
OTHER EXPENSE, NET:
Interest expense, net	(18,571)	(22,033)	(35,915)	(49,563)
Loss on debt extinguishment	(17,254)	(11,878)	(17,254)	(17,464)
Foreign exchange gain	283	76	1,059	15
Other income (expense), net	632	(1,272)	1,074	(1,083)
Total other expense, net	(34,910)	(35,107)	(51,036)	(68,095)
Income (loss) before expense (benefit) for income taxes	2,954	(9,995)	(29,663)	(44,778)
Expense (benefit) for income taxes	82,964	(4,875)	63,938	(6,795)
Net loss	$(80,010)	$(5,120)	$(93,601)	$(37,983)
Net loss per ordinary share—basic and diluted	$(0.42)	$(0.03)	$(0.49)	$(0.21)
Weighted average ordinary shares outstanding—basic and diluted	192,705,535	185,327,383	191,426,864	178,866,391
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	$344	$344	$19	$(143)
Other comprehensive income (loss)	344	344	19	(143)
Comprehensive loss	$(79,666)	$(4,776)	$(93,582)	$(38,126)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	188,402,040	$19	384,366	$(4,585)	$2,797,602	$(1,905)	$(605,682)	$2,185,449
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	2,560,573	—	—	—	7,049	—	—	7,049
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(46,664)	—	—	(46,664)
Share-based compensation	—	—	—	—	56,421	—	—	56,421
Currency translation adjustment	—	—	—	—	—	(325)	—	(325)
Net loss	—	—	—	—	—	—	(13,591)	(13,591)
Balances at March 31, 2020	190,962,613	$19	384,366	$(4,585)	$2,814,408	$(2,230)	$(619,273)	$2,188,339
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	1,427,108	—	—	—	18,838	—	—	18,838
Issuance of ordinary shares in conjunction with ESPP program	376,718	—	—	—	7,979	—	—	7,979
Issuance of ordinary shares in conjunction with Exchangeable Senior Notes	7,225,368	1	—	—	205,649	—	—	205,650
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(6,345)	—	—	(6,345)
Share-based compensation	—	—	—	—	27,057	—	—	27,057
Currency translation adjustment	—	—	—	—	—	344	—	344
Net loss	—	—	—	—	—	—	(80,010)	(80,010)
Balances at June 30, 2020	199,991,807	$20	384,366	$(4,585)	$3,067,586	$(1,886)	$(699,283)	$2,361,852

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	169,244,520	$17	384,366	$(4,585)	$2,374,966	$(1,523)	$(1,178,769)	$1,190,106
Cumulative effect adjustments from adoption of ASU 2016-02	—	—	—	—	—	—	64	64
Issuance of ordinary shares - public offering	14,081,632	1	—	—	326,848	—	—	326,849
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	1,804,196	—	—	—	10,042	—	—	10,042
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(17,171)	—	—	(17,171)
Share-based compensation	—	—	—	—	27,548	—	—	27,548
Currency translation adjustment	—	—	—	—	—	(487)	—	(487)
Net loss	—	—	—	—	—	—	(32,863)	(32,863)
Balances at March 31, 2019	185,130,348	$18	384,366	$(4,585)	$2,722,233	$(2,010)	$(1,211,568)	$1,504,088
Issuance of ordinary shares - public offering	—	—	—	—	(55)	—	—	(55)
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	781,026	1	—	—	1,986	—	—	1,987
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(7,203)	—	—	(7,203)
Issuance of ordinary shares in conjunction with ESPP program	558,856	—	—	—	5,465	—	—	5,465
Share-based compensation	—	—	—	—	21,367	—	—	21,367
Currency translation adjustment	—	—	—	—	—	344	—	344
Net loss	—	—	—	—	—	—	(5,120)	(5,120)
Balances at June 30, 2019	186,470,230	$19	384,366	$(4,585)	$2,743,793	$(1,666)	$(1,216,688)	$1,520,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,601)	$(37,983)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	139,396	118,017
Equity-settled share-based compensation	83,478	48,915
Acquired in-process research and development expense	47,517	—
Loss on debt extinguishment	17,254	17,464
Amortization of debt discount and deferred financing costs	10,817	11,622
Loss on sale of assets	—	10,963
Deferred income taxes	(4,561)	(1,257)
Foreign exchange and other adjustments	661	493
Changes in operating assets and liabilities:
Accounts receivable	(135,125)	69,787
Inventories	(12,343)	(504)
Prepaid expenses and other current assets	(20,410)	(17,696)
Accounts payable	83,555	11,554
Accrued trade discounts and rebates	(177,721)	(59,151)
Accrued expenses	81,505	(28,071)
Deferred revenues	—	2,410
Other non-current assets and liabilities	16,586	873
Net cash provided by operating activities	37,008	147,436
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions	(262,305)	—
Purchases of property and equipment	(119,970)	(6,858)
Change in escrow deposit for property purchase	6,000	—
Proceeds from sale of assets	—	6,000
Net cash used in investing activities	(376,275)	(858)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of ordinary shares	—	326,793
Repayment of term loans	—	(818,026)
Repayment of senior notes	—	(258,282)
Net proceeds from term loans	—	517,378
Proceeds from the issuance of ordinary shares in conjunction with ESPP program	7,979	5,465
Proceeds from the issuance of ordinary shares in connection with stock option exercises	25,887	12,029
Payment of employee withholding taxes relating to share-based awards	(53,009)	(24,374)
Net cash used in financing activities	(19,143)	(239,017)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	58	58
Net decrease in cash, cash equivalents and restricted cash	(358,352)	(92,381)
Cash, cash equivalents and restricted cash, beginning of the period	1,080,039	962,117
Cash, cash equivalents and restricted cash, end of the period	$721,687	$869,736

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$30,068	$49,516
Cash paid for amounts included in the measurement of lease liabilities	3,797	2,906
Cash paid for income taxes, net of refunds received	597	7,644
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Principal amount of Exchangeable Senior Notes exchanged for ordinary shares	$207,044	$—
Milestone payments for TEPEZZA intangible asset included in accrued expenses	98,606	—
Purchases of property and equipment included in accounts payable and accrued expenses	2,912	1,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.  Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

Unless otherwise indicated or the context otherwise requires, references to “Horizon”, the “Company”, “we”, “us” and “our” refer to Horizon Therapeutics plc and its consolidated subsidiaries.

During the six months ended June 30, 2020, the Company recorded out of period adjustments that decreased income tax benefit by $3.2 million and increased share-based compensation expense by $1.9 million to correct for expenses that should have been recorded in the year ended December 31, 2019.  The Company evaluated the materiality of the adjustments to prior-period financial statements and the current period, and concluded the effect of the adjustments were immaterial to both the current and prior-period financial statements.

Business Overview

Horizon is focused on researching, developing and commercializing medicines that address critical needs for people impacted by rare and rheumatic diseases.  The Company’s pipeline is purposeful: it applies scientific expertise and courage to bring clinically meaningful therapies to patients.  Horizon believes science and compassion must work together to transform lives. The Company has two reportable segments, the orphan segment and the inflammation segment, and its portfolio is currently composed of eleven medicines in the areas of rare diseases, gout, ophthalmology and inflammation.

Effective in the first quarter of 2020, the Company (i) reorganized its commercial operations and moved responsibility for and reporting of RAYOS® to the inflammation segment and (ii) renamed the orphan and rheumatology segment the orphan segment.  Net sales generated by TEPEZZA®, which was approved on January 21, 2020, are reported as part of the renamed orphan segment.

As of June 30, 2020, the Company’s medicine portfolio consisted of the following:

Orphan
TEPEZZA (teprotumumab-trbw), for intravenous infusion
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
BUPHENYL® (sodium phenylbutyrate) Tablets and Powder
QUINSAIR™ (levofloxacin) solution for inhalation
Inflammation
PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%), for topical use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
RAYOS (prednisone) delayed-release tablets
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

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

Depreciation and amortization periods for the Company’s property and equipment are as follows:

Buildings	40 years
Land improvements	10 years
Machinery and equipment	5 to 7 years
Furniture and fixtures	3 to 5 years
Computer equipment	3 years
Software	3 years
Trade show equipment	3 years

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

NOTE 3 – NET LOSS PER SHARE

The following table presents basic and diluted net loss per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Basic and diluted net loss per share calculation:
Numerator - net loss	$(80,010)	$(5,120)	$(93,601)	$(37,983)
Denominator - weighted average ordinary shares outstanding	192,705,535	185,327,383	191,426,864	178,866,391
Basic and diluted net loss per share	$(0.42)	$(0.03)	$(0.49)	$(0.21)

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

The computation of diluted net loss per share excluded 9.7 million and 12.0 million shares subject to equity awards for the three and six months ended June 30, 2020, respectively, and 12.4 million and 13.1 million shares (based on the if-converted method) related to the Company’s 2.5% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) for the three and six months ended June 30, 2020, respectively, because their inclusion would have had an anti-dilutive effect on diluted net loss per share.

The computation of diluted net loss per share excluded 8.8 million shares subject to equity awards for each of the three and six months ended June 30, 2019, because their inclusion would have had an anti-dilutive effect on diluted net loss per share.  During the three and six months ended June 30, 2019, the potentially dilutive impact of the Exchangeable Senior Notes was determined using a method similar to the treasury stock method.  Under this method, no numerator or denominator adjustments arose from the principal and interest components of the Exchangeable Senior Notes because the Company had the intent, at that time, and ability to settle the Exchangeable Senior Notes’ principal and interest in cash.  Instead, the Company was required to increase the diluted net loss per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares.  For diluted net loss per share purposes, the conversion spread obligation was calculated based on whether the average market price of the Company’s ordinary shares over the reporting period was in excess of the exchange price of the Exchangeable Senior Notes.  There was no calculated spread added to the denominator for the three and six months ended June 30, 2019.   Beginning in the fourth quarter of 2019, with the ordinary share price significantly above the $28.66 exchange price, the Company decided that it no longer had the intent to settle the notes for cash and, as a result, began to prospectively apply the if-converted method to the Exchangeable Senior Notes when determining the diluted net loss per share.  By August 3, 2020, the Exchangeable Senior Notes were fully extinguished through exchanges for ordinary shares or cash redemption.  Refer to Note 13 for further detail.

NOTE 4 – ACQUISITIONS, DIVESTITURES AND OTHER ARRANGEMENTS

Acquisition of Curzion Pharmaceuticals, Inc.

On April 1, 2020, the Company acquired Curzion Pharmaceuticals, Inc. (“Curzion”), a privately held development-stage biopharma company, and its development-stage oral selective lysophosphatidic acid 1 receptor (LPAR1) antagonist, CZN001 (renamed HZN-825).

Under terms of the agreement, the Company acquired Curzion for a $45.0 million upfront cash payment with additional payments contingent on the achievement of development and regulatory milestones.  Pursuant to ASC 805 (as amended by ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”)), the Company accounted for the Curzion acquisition as the purchase of an in-process research and development asset and, pursuant to ASC Topic 730, Research and Development (“ASC 730”), recorded the purchase price as research and development expense during the three and six months ended June 30, 2020.  HZN-825 was originally discovered and developed by Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”), which is eligible to receive contingent payments upon the achievement of development and commercialization milestones and royalties based on revenue thresholds.  A member of the Company’s board of directors was also a member of the board of directors of, and held a beneficial interest in, Curzion.  This related party transaction was conducted in the normal course of business on an arm’s length basis.

Refer to Note 15 for further detail on HZN-825 milestone payments.

Sale of MIGERGOT rights

On June 28, 2019, the Company sold its rights to MIGERGOT to Cosette Pharmaceuticals, Inc., for $6.0 million and total potential contingent consideration payments of $4.0 million (the “MIGERGOT transaction”).

Pursuant to ASU No. 2017-01, the Company accounted for the MIGERGOT transaction as a sale of assets, specifically a sale of intellectual property rights, and a sale of inventory.

The loss on sale of assets recorded to the consolidated statement of comprehensive income (loss) during the year ended December 31, 2019, was determined as follows (in thousands):

Cash proceeds	$6,000
Less net assets sold:
Developed technology	(16,999)
Inventory	(236)
Release of contingent consideration liability	272
Loss on sale of assets	$(10,963)

Acquisition of River Vision

On May 8, 2017, the Company acquired 100% of the equity interests in River Vision Development Corp. (“River Vision”) for upfront cash payments totaling approximately $150.3 million, including cash acquired of $6.3 million, with additional potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds.  Pursuant to ASU No. 2017-01, the Company accounted for the River Vision acquisition as the purchase of an in-process research and development asset (teprotumumab, now known as TEPEZZA) and, pursuant to ASC 730 recorded the purchase price as research and development expense during the year ended December 31, 2017.  Further, the Company recognized approximately $32.4 million of federal net operating losses, $2.2 million of state net operating losses and $9.5 million of federal tax credits.  The acquired tax attributes were set up as deferred tax assets which were further netted within the net deferred tax liabilities of the U.S. group, offset by a deferred credit recorded in long-term liabilities.

Under the acquisition agreement for River Vision, the Company agreed to pay up to $325.0 million upon the attainment of various milestones, composed of $100.0 million related to U.S. Food and Drug Administration (“FDA”) approval and $225.0 million related to net sales thresholds for TEPEZZA.  The agreement also includes a royalty payment of 3 percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).  The Company made the milestone payment of $100.0 million related to FDA approval during the first quarter of 2020 which is now capitalized as a finite-lived intangible asset representing the developed technology for TEPEZZA.

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

In April 2020, a subsidiary of the Company entered into an agreement with S.R. One, Limited (“S.R. One”) and an agreement with Lundbeckfond Invest A/S (“Lundbeckfond”) pursuant to which the Company acquired all of S.R. One’s and Lundbeckfond’s beneficial rights to proceeds from certain contingent future TEPEZZA milestone and royalty payments in exchange for a one-time payment of $55.0 million to each of the respective parties.  The total payments of $110.0 million were capitalized as a finite-lived intangible asset representing the developed technology for TEPEZZA during the second quarter of 2020.

During the second quarter of 2020, the Company recorded an additional $98.7 million as a finite-lived intangible asset representing the developed technology for TEPEZZA, composed of $67.0 million in relation to the expected future attainment of various net sales milestones payable under the acquisition agreement for River Vision and CHF30.0 million ($31.7 million when converted using a CHF-to-Dollar exchange rate as of June 30, 2020 of 1.0556) in relation to the expected future attainment of various net sales milestones payable to Roche. The liabilities relating to these net sales milestones have been recorded in accrued expenses on the condensed consolidated balance sheet as of June 30, 2020 and the timing of the payments is dependent on when the applicable milestone thresholds are attained.

Refer to Note 15 for further detail on TEPEZZA milestone payments.

Other Arrangements

On January 3, 2019, the Company entered into a collaboration agreement with HemoShear Therapeutics, LLC (“HemoShear”), a biotechnology company, to discover novel therapeutic targets for gout.  The collaboration provides the Company with an opportunity to address unmet treatment needs for people with gout by evaluating new targets for the control of serum uric acid levels.  Under the terms of the agreement, the Company paid HemoShear an upfront cash payment of $2.0 million with additional potential future milestone payments upon commencement of new stages of development, contingent on the Company’s approval at each stage.  In June 2019, a $4.0 million progress payment became due, which the Company subsequently paid in July 2019.  In June 2020, a $3.0 million progress payment became due, which the Company subsequently paid in July 2020.

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

The components of inventories as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$14,422	$6,750
Work-in-process	22,969	22,465
Finished goods	28,708	24,587
Inventories, net	$66,099	$53,802

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Deferred charge for taxes on intra-company profit	$53,673	$46,388
Advance payments for inventory	48,514	31,203
Rabbi trust assets	15,142	12,704
Prepaid income taxes and income tax receivable	7,832	12,583
Other prepaid expenses and other current assets	32,387	40,699
Prepaid expenses and other current assets	$157,548	$143,577

 Advance payments for inventory as of June 30, 2020 and December 31, 2019, primarily represented payments made to the manufacturer of TEPEZZA drug substance.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Buildings	$80,341	$—
Land	38,076	—
Leasehold improvements	26,472	25,985
Software	15,106	14,890
Machinery and equipment	4,171	5,217
Construction in process	3,750	265
Computer equipment	3,513	3,316
Other	6,262	6,334
	177,691	56,007
Less accumulated depreciation	(38,890)	(25,848)
Property and equipment, net	$138,801	$30,159

Depreciation expense was $6.9 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and was $14.1 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively.  The increase in depreciation expense in both periods primarily relates to the reduction in the useful lives of leasehold improvements relating to the Company’s Lake Forest office.

In February 2020, the Company purchased a three-building campus in Deerfield, Illinois for total consideration and directly attributable transaction costs of $118.5 million.  The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of June 30, 2020 and December 31, 2019 was $413.7 million.

Effective in the first quarter of 2020, the Company (i) reorganized its commercial operations and moved responsibility for and reporting of RAYOS to the inflammation segment and (ii) renamed the orphan and rheumatology segment the orphan segment.  This resulted in a $3.2 million increase in the Company’s allocation of goodwill to its inflammation segment and a corresponding decrease in the goodwill allocated to the orphan segment in the first quarter of 2020.  The Company allocated goodwill to its new reporting units using a relative fair value approach.  In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the allocation and determined that no impairment existed.

The table below presents goodwill for the Company’s reportable segments as of June 30, 2020 (in thousands):

	Orphan	Inflammation	Total
Goodwill	$357,498	$56,171	$413,669

As of June 30, 2020, there were no accumulated goodwill impairment losses.

Intangible Assets

As of June 30, 2020, the Company’s finite-lived intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, PENNSAID 2%, PROCYSBI, RAVICTI, RAYOS and TEPEZZA as well as customer relationships for ACTIMMUNE.  The intangible asset related to VIMOVO developed technology was fully amortized as of December 31, 2019.

In connection with the acquisition of River Vision, the Company capitalized payments of $313.9 million related to TEPEZZA developed technology during the six months ended June 30, 2020.  See Note 4 for further details on the River Vision acquisition.

During the year ended December 31, 2019, in connection with the MIGERGOT transaction, the Company wrote off the remaining net book value of developed technology related to MIGERGOT of $17.0 million.  See Note 4 for further details.

Intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020			December 31, 2019
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$3,072,199	$(1,184,517)	$1,887,682	$2,758,403	$(1,059,595)	$1,698,808
Customer relationships	8,100	(4,682)	3,418	8,100	(4,280)	3,820
Total intangible assets	$3,080,299	$(1,189,199)	$1,891,100	$2,766,503	$(1,063,875)	$1,702,628

Amortization expense for the three months ended June 30, 2020 and 2019 was $66.7 million and $57.7 million, respectively, and was $125.3 million and $115.1 million for the six months ended June 30, 2020 and 2019, respectively.  As of June 30, 2020, estimated future amortization expense was as follows (in thousands):

2020 (July to December)	$127,901
2021	247,400
2022	246,227
2023	245,610
2024	244,178
Thereafter	779,784
Total	$1,891,100

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued milestone payments	$98,606	$—
Payroll-related expenses	85,982	84,516
Income taxes payable	66,418	2,541
Consulting and professional services	39,513	32,423
Allowances for returns	39,155	45,082
Accrued royalties	32,634	19,985
Accrued interest	15,821	18,709
Pricing review liability	13,375	9,831
Accrued other	24,041	22,147
Accrued expenses	$415,545	$235,234

As of June 30, 2020, accrued milestone payments represented the expected future attainment of various TEPEZZA net sales milestones payable under the acquisition agreement for River Vision and license agreement with Roche.  Refer to Note 4 for further detail.

Income taxes payable as of June 30, 2020, includes an expense for income taxes recognized during the six months ended June 30, 2020.  This expense primarily arises due to the mix of pre-tax income and losses incurred in various tax jurisdictions.

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued government rebates and chargebacks	$159,483	$164,508
Accrued commercial rebates and wholesaler fees	76,811	138,272
Accrued co-pay and other patient assistance	52,298	163,641
Accrued trade discounts and rebates	$288,592	$466,421
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance costs, and government rebates and chargebacks in accounts payable	64,373	489
Total customer-related accruals and allowances	$352,965	$466,910

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2019 to June 30, 2020 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2019	$138,761	$163,641	$164,508	$466,910
Current provisions relating to sales during the six months ended June 30, 2020	153,770	443,418	282,093	879,281
Adjustments relating to prior-year sales	(16,129)	(3,059)	(7,847)	(27,035)
Payments relating to sales during the six months ended June 30, 2020	(63,522)	(355,404)	(112,834)	(531,760)
Payments relating to prior-year sales	(117,959)	(160,501)	(155,971)	(434,431)
Balance at June 30, 2020	$94,921	$88,095	$169,949	$352,965

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

The orphan segment includes the medicines TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL and QUINSAIR. The inflammation segment includes the medicines PENNSAID 2%, DUEXIS, RAYOS and VIMOVO and previously included MIGERGOT prior to the MIGERGOT transaction.

The Company’s chief operating decision maker (“CODM”) evaluates the financial performance of the Company’s segments based upon segment operating income.  Segment operating income is defined as income (loss) before expense (benefit) for income taxes adjusted for the items set forth in the reconciliation below.  Items below income from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s CODM.  Additionally, certain expenses are not allocated to a segment.  The Company does not report balance sheet information by segment as no balance sheet by segment is reviewed by the Company’s CODM.

The following table reflects net sales by medicine for the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
TEPEZZA	$165,936	$—	$189,387	$—
KRYSTEXXA	75,201	79,801	168,450	132,058
RAVICTI	65,550	50,441	126,738	100,344
PROCYSBI	41,357	41,174	79,700	80,745
ACTIMMUNE	28,299	29,276	54,840	51,022
BUPHENYL	2,846	2,368	5,160	5,138
QUINSAIR	59	170	336	338
Orphan segment net sales	$379,248	$203,230	$624,611	$369,645

PENNSAID 2%	35,048	51,472	76,611	101,661
DUEXIS	27,798	30,066	59,145	59,523
RAYOS	14,459	20,284	32,668	39,708
VIMOVO	6,226	14,616	25,653	28,659
MIGERGOT	—	979	—	1,822
Inflammation segment net sales	$83,531	$117,417	$194,077	$231,373

Total net sales	$462,779	$320,647	$818,688	$601,018

The table below provides reconciliations of the Company’s segment operating income to the Company’s total income (loss) before expense (benefit) for income taxes for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Segment operating income:
Orphan	$151,541	$63,696	$205,897	$100,400
Inflammation	38,096	60,500	90,038	111,919
Reconciling items:
Amortization and step-up:
Intangible amortization expense	(66,749)	(57,683)	(125,324)	(115,100)
Inventory step-up expense	—	25	—	(90)
Acquisition/divestiture-related costs	(46,988)	(73)	(47,272)	(1,275)
Share-based compensation	(27,057)	(21,367)	(83,478)	(48,915)
Loss on debt extinguishment	(17,254)	(11,878)	(17,254)	(17,464)
Interest expense, net	(18,571)	(22,033)	(35,915)	(49,563)
Depreciation	(6,907)	(1,443)	(14,072)	(2,916)
Upfront, progress and milestone payments related to license and collaboration agreements	(3,000)	(4,000)	(3,000)	(6,000)
Impairment of long-lived asset	(1,072)	—	(1,072)	—
Loss on sale of assets	—	(10,963)	—	(10,963)
Charges relating to discontinuation of Friedreich's ataxia program	—	(1,300)	—	(1,221)
Fees related to refinancing activities	—	(1,033)	(54)	(1,175)
Litigation settlements	—	(1,000)	—	(1,000)
Drug substance harmonization costs	—	(234)	(290)	(314)
Restructuring and realignment costs	—	(13)	—	(33)
Foreign exchange gain	283	76	1,059	15
Other income (expense), net	632	(1,272)	1,074	(1,083)
Income (loss) before expense (benefit) for income taxes	$2,954	$(9,995)	$(29,663)	$(44,778)

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments and all other customers as a group for the three and six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	For the Three Months Ended June 30,
	2020		2019
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$314,288	35%	$366,676	37%
Customer B	194,576	22%	189,220	19%
Customer C	160,814	18%	152,057	15%
Customer D	112,676	13%	86,591	9%
Other Customers	115,639	12%	196,781	20%
Gross Sales	$897,993	100%	$991,325	100%

	For the Six Months Ended June 30,
	2020		2019
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$561,063	33%	$711,923	37%
Customer B	401,853	24%	311,277	16%
Customer C	294,689	17%	336,926	17%
Customer D	197,464	12%	161,578	8%
Other Customers	246,447	14%	414,787	22%
Gross Sales	$1,701,516	100%	$1,936,491	100%

Geographic revenues are determined based on the country in which the Company’s customers are located.  The following table presents a summary of net sales attributed to geographic sources for the three and six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$460,827	100%	$319,404	100%
Rest of world	1,952	*	1,243	*
Net sales	$462,779		$320,647
*Less than 1%

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$814,843	100%	$598,612	100%
Rest of world	3,845	*	2,406	*
Net sales	$818,688		$601,018
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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$640,125	$—	$—	$640,125
Other current assets	15,203	—	—	15,203
Total assets at fair value	$655,328	$—	$—	$655,328
Liabilities:
Other long-term liabilities	(15,203)	—	—	(15,203)
Total liabilities at fair value	$(15,203)	$—	$—	$(15,203)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,029,725	—	—	$1,029,725
Other current assets	12,704	—	—	12,704
Total assets at fair value	$1,042,429	$—	$—	$1,042,429
Liabilities:
Other long-term liabilities	(12,704)	—	—	(12,704)
Total liabilities at fair value	$(12,704)	$—	$—	$(12,704)

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Term Loan Facility due 2026	$418,026	$418,026
Senior Notes due 2027	600,000	600,000
Exchangeable Senior Notes due 2022	192,956	400,000
Total face value	1,210,982	1,418,026
Debt discount	(29,226)	(59,922)
Deferred financing fees	(4,934)	(5,263)
Total debt and Exchangeable Senior Notes	1,176,822	1,352,841
Less: Exchangeable Senior Notes—current	174,504	—
Long-term debt and Exchangeable Senior Notes, net	$1,002,318	$1,352,841

Term Loan Facility and Revolving Credit Facility

On December 18, 2019, Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc.) (the “Borrower”), a wholly owned subsidiary of the Company, borrowed approximately $418.0 million aggregate principal amount of loans (the “December 2019 Refinancing Loans”) pursuant to an amendment (the “December 2019 Refinancing Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018, Amendment No. 5, dated March 11, 2019 and Amendment No. 6, dated May 22, 2019 (the “Term Loan Facility”).  Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments (the “Incremental Revolving Commitments”).  The Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) and provide the Borrower with $200.0 million of additional borrowing capacity, which includes a $50.0 million letter of credit sub-facility.  The Incremental Revolving Commitments will terminate in March 2024.  Borrowings under the Revolving Credit Facility are available for general corporate purposes.  As of June 30, 2020, the Revolving Credit Facility was undrawn.  As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through the December 2019 Refinancing Amendment.

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

On March 18, 2019, the Company completed the repayment of $300.0 million of the outstanding principal amount of term loans under the Credit Agreement following the closing of its underwritten public equity offering on March 11, 2019.  In July 2019, the Company repaid an additional $100.0 million of term loans under the Credit Agreement following the private placement of the Company’s 5.5% Senior Notes due 2027 (the “2027 Senior Notes”).  Following these repayments, the outstanding principal balance of term loans under the Credit Agreement was $418.0 million.

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

The interest on the Term Loan Facility is variable and as of June 30, 2020 the interest rate on the Term Loan Facility was 2.56% and the effective interest rate was 2.86%.

As of June 30, 2020, the fair value of the amounts outstanding under the Term Loan Facility was approximately $404.4 million, categorized as a Level 2 instrument, as defined in Note 12.

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

As of June 30, 2020, the interest rate on the 2027 Senior Notes was 5.5% and the effective interest rate was 5.76%.

As of June 30, 2020, the fair value of the 2027 Senior Notes was approximately $621.0 million, categorized as a Level 2 instrument, as defined in Note 12.

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

The Exchangeable Senior Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company (the “Guarantee”).  The Exchangeable Senior Notes and the Guarantee are Horizon Investment’s and the Company’s senior unsecured obligations.  The Exchangeable Senior Notes accrue interest at an annual rate of 2.5% payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015.  The Exchangeable Senior Notes were scheduled to mature on March 15, 2022.  The exchange rate is 34.8979 ordinary shares of the Company per $1,000 principal amount of the Exchangeable Senior Notes (equivalent to an initial exchange price of approximately $28.66 per ordinary share).

The Company recorded the Exchangeable Senior Notes under the guidance in ASC Topic 470-20, Debt with Conversion and Other Options, and separated them into a liability component and equity component.  The initial carrying amount of the liability component of $268.9 million was determined by measuring the fair value of a similar liability that does not have an associated equity component.  The initial carrying amount of the equity component of $119.1 million represented by the embedded conversion option was determined by deducting the fair value of the liability component of $268.9 million from the initial proceeds of $387.2 million ascribed to the convertible debt instrument as a whole.  The initial debt discount of $131.1 million is being charged to interest expense over the life of the Exchangeable Senior Notes using the effective interest rate method.

On June 3, 2020, Horizon Investment issued a notice of redemption (the “Redemption Notice”) for all of the outstanding Exchangeable Senior Notes.  During the three months ended June 30, 2020, the Company issued an aggregate of 7,225,368 of its ordinary shares to noteholders as a result of exchanges of $207.0 million in aggregate principal amount of Exchangeable Senior Notes following the issuance of the Redemption Notice.  As of June 30, 2020, an aggregate principal amount of $193.0 million of Exchangeable Senior Notes were outstanding.  Pursuant to the Redemption Notice, on August 3, 2020, Horizon Investment was required to redeem any Exchangeable Senior Notes that had not been exchanged prior to such date at a redemption price in cash equal to 100% of the principal amount of such Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest, if any.

From July 1, 2020 through July 30, 2020, a total of $191.2 million in aggregate principal amount of Exchangeable Senior Notes were exchanged for an aggregate of 6,673,046 of the Company’s ordinary shares.  On August 3, 2020, the Company redeemed the remaining $1.7 million in aggregate principal amount of Exchangeable Senior Notes and made aggregate cash payments to the holders of such Exchangeable Senior Notes of $1.8 million.  As of the date of this Quarterly Report on Form 10-Q, there are no Exchangeable Senior Notes outstanding.  The Company expects to record a loss on debt extinguishment of approximately $15.0 million in the third quarter of 2020 relating to the Exchangeable Senior Notes outstanding as of June 30, 2020.

As of June 30, 2020, the interest rate on the Exchangeable Senior Notes was 2.5%.

As of June 30, 2020, the fair value of the Exchangeable Senior Notes was approximately $373.7 million, categorized as a Level 2 instrument, as defined in Note 12.

NOTE 14 – LEASE OBLIGATIONS

The Company has the following office space lease agreements in place for real properties:

Location	Approximate Square Feet	Lease Expiry Date
Dublin, Ireland	18,900	November 4, 2029
Lake Forest, Illinois	160,000	March 31, 2031
Novato, California	61,000	August 31, 2021
South San Francisco, California	20,000	January 31, 2030
Chicago, Illinois	9,200	December 31, 2028
Mannheim, Germany	4,800	December 31, 2022
Other	8,800	March 31, 2021 to September 15, 2022

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

In February 2020, the Company purchased a three-building campus in Deerfield, Illinois.  The Company expects to move its Lake Forest office employees to the Deerfield campus in the fourth quarter of 2020 and market its Lake Forest office for sub-lease.  As of June 30, 2020, the right-of-use lease asset relating to the Lake Forest lease was $17.4 million.  If the expected rent payments received from sub-leasing the Lake Forest office are lower than the rent payments that the Company will continue to pay on its lease, the Company will record an impairment charge relating to the right-of-use lease asset upon vacating the Lake Forest office.  Refer to Note 7 for further detail on the purchase of the Deerfield campus.

As of June 30, 2020 and December 31, 2019, the Company had right-of-use lease assets included in other assets of $37.1 million and $39.8 million, respectively; current lease liabilities included in accrued expenses of $4.7 million and $4.4 million, respectively; and non-current lease liabilities included in other long-term liabilities of $44.2 million and $46.5 million, respectively, in its condensed consolidated balance sheets.  During the three months ended June 30, 2020, the Company recorded an impairment charge of $1.1 million related to the Novato, California office lease, which was obtained through an acquisition.  This charge was reported within selling, general and administrative expenses in the condensed consolidated statement of comprehensive loss.

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method.  Rent expense was $1.8 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and $3.4 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of June 30, 2020 (in thousands):

2020 (July to December)	$4,004
2021	7,118
2022	5,942
2023	5,869
2024	6,487
Thereafter	39,618
Total lease payments	69,038
Imputed interest	(20,176)
Total operating lease liabilities	$48,862

The weighted-average discount rate and remaining lease term for operating leases as of June 30, 2020 was 7.10% and 10.13 years, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s supply agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance.  In addition, the Company must provide AGC Biologics with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order.  Under the Company’s supply agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order.  At June 30, 2020, the Company had total purchase commitments, including the minimum annual order quantities and binding firm orders, with AGC Biologics for TEPEZZA drug substance of €100.9 million ($113.4 million converted at an exchange rate as of June 30, 2020 of 1.1236), to be delivered through June 2022.  In addition, the Company had binding purchase commitments with Catalent for TEPEZZA drug product of $17.7 million, to be delivered through June 2021.

Patheon Pharmaceuticals Inc. (“Patheon”) is obligated to manufacture PROCYSBI for the Company through December 31, 2021.  The Company must provide Patheon with rolling, non-binding forecasts of PROCYSBI, with a portion of the forecast being a firm written order.  Cambrex Profarmaco Milano (“Cambrex”) is obligated to manufacture PROCYSBI active pharmaceutical ingredient (“API”) for the Company through November 2, 2020.  The Company must provide Cambrex with rolling, non-binding forecasts, with a portion of the forecast being the minimum floor of the firm order that must be placed.  At June 30, 2020, the Company had a binding purchase commitment with Patheon for PROCYSBI of $1.4 million, to be delivered through December 2020 and with Cambrex for PROCYSBI API of $1.2 million, to be delivered through October 2020.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company.  Following the Company’s sale of the rights to IMUKIN in all territories outside of the United States, Canada and Japan to Clinigen Group plc (“Clinigen”), purchases of IMUKIN inventory are being resold to Clinigen.  The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least June 30, 2024.  As of June 30, 2020, the minimum purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $15.1 million (converted using a Dollar-to-Euro exchange rate of 1.1236 as of June 30, 2020) through June 2024.  As of June 30, 2020, the Company also committed to incur an additional $0.4 million for the harmonization of the drug substance manufacturing process with Boehringer Ingelheim Biopharmaceuticals.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least 80 percent of its annual world-wide bulk product requirements for KRYSTEXXA from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three-year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA.  The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order.  The first nine months of the forecast are considered binding firm orders.  At June 30, 2020, the Company had a total purchase commitment, including the minimum annual order quantities and binding firm orders with BTG Israel, for KRYSTEXXA of $38.0 million, to be delivered through December 2026.  Additionally, there were other purchase orders relating to the manufacture of KRYSTEXXA of $0.8 million outstanding at June 30, 2020.

Nuvo Pharmaceuticals Inc. (formerly known as Nuvo Research Inc.) (“Nuvo”) is obligated to manufacture and supply PENNSAID 2% to the Company.  The term of the supply agreement is through December 31, 2029, but the agreement may be terminated earlier by either party for any uncured material breach by the other party of its obligations under the supply agreement or upon the bankruptcy or similar proceeding of the other party.  At least ninety days prior to the first day of each calendar month during the term of the supply agreement, the Company submits a binding written purchase order to Nuvo for PENNSAID 2% in minimum batch quantities.  At June 30, 2020, the Company had a binding purchase commitment with Nuvo for PENNSAID 2% of $4.1 million, to be delivered through November 2020.

Sanofi-Aventis U.S. is obligated to manufacture and supply DUEXIS to the Company in final, packaged form and the Company is obligated to purchase DUEXIS exclusively from Sanofi-Aventis U.S. for the commercial requirements of DUEXIS in North America, South America and certain countries and territories in Europe.  The agreement term extends until May 2023.  At June 30, 2020, the Company had a binding purchase commitment to Sanofi-Aventis U.S. for DUEXIS of $5.8 million, to be delivered through December 2020.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, BUPHENYL, RAYOS and QUINSAIR of $8.4 million were outstanding at June 30, 2020.

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

Other Agreements

On April 1, 2020, the Company acquired Curzion for an upfront cash payment of $45.0 million with additional payments of up to $15.0 million contingent on the achievement of certain development and regulatory milestones.  Under separate agreements, the Company is also required to make contingent payments upon the achievement of certain development and regulatory milestones and certain net sales thresholds.  These separate agreements also include mid to high-single-digit royalty payments based on the portion of annual worldwide net sales.

Under the acquisition agreement for River Vision, the Company agreed to pay up to $325.0 million upon the attainment of various milestones, composed of $100.0 million related to FDA approval and $225.0 million related to net sales thresholds for TEPEZZA.  The Company made the $100.0 million milestone payment related to FDA approval during the first quarter of 2020.

The aggregate potential milestone payments of $225.0 million are payable based on certain TEPEZZA worldwide net sales thresholds being achieved as noted in the following table:

TEPEZZA Worldwide Net Sales Threshold	Milestone Payment
>$250 million	$50 million
>$375 million	$75 million
>$500 million	$100 million

The agreement also includes a royalty payment of 3 percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).

S.R. One and Lundbeckfond, as two of the former River Vision stockholders, both held rights to receive approximately 35.66% of any future TEPEZZA payments.  As a result of the Company’s agreements with S.R. One and Lundbeckfond in April 2020, the Company’s remaining net obligations to make TEPEZZA payments to the former stockholders of River Vision was reduced by approximately 70.25%, after including payments to a third party.

Under the Company’s license agreement with Roche, the Company is required to pay Roche up to CHF103.0 million ($108.7 million when converted using a CHF-to-Dollar exchange rate at June 30, 2020 of 1.0556) upon the attainment of various development, regulatory and sales milestones for TEPEZZA.  During the years ended December 31, 2019 and 2017, CHF3.0 million ($3.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0023) and CHF2.0 million ($2.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0169), respectively, was paid in relation to these milestones.  The Company made a milestone payment of CHF5.0 million ($5.2 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0382) during the first quarter of 2020.  The agreement with Roche also includes tiered royalties on annual worldwide net sales between 9 and 12 percent.

As of June 30, 2020, the Company recorded a liability of $98.7 million in accrued expenses representing net sales milestones for TEPEZZA, composed of $67.0 million in relation to the expected future attainment of various net sales milestones payable under the acquisition agreement for River Vision and CHF30.0 million ($31.7 million when converted using a CHF-to-Dollar exchange rate as of June 30, 2020 of 1.0556) in relation to the expected future attainment of various net sales milestones payable to Roche.  The timing of the payments is dependent on when the applicable milestone thresholds are attained.  In addition, the Company recorded a corresponding amount of $98.7 million as a finite lived intangible asset representing the developed technology for TEPEZZA on the condensed consolidated balance sheet as of June 30, 2020.

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

In July 2020, the Company invested as a strategic limited partner in two venture capital funds: Forbion Growth Opportunities Fund I C.V. (the “Forbion Fund”) and Aisling Capital V, LP (the “Aisling Fund”).  The Company is committed to investing an aggregate $34.6 million in the two funds, comprising of a $20.0 million commitment to the Aisling Fund and a €13.0 million ($14.6 million when converted using a EUR-to-Dollar exchange rate at June 30, 2020 of 1.1236) commitment to the Forbion Fund, over each fund’s respective investment periods.

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

On August 17, 2016, the District Court issued a Markman opinion holding certain of the asserted claims of seven of the Company’s patents covering PENNSAID 2% invalid as indefinite.  On March 16, 2017, the Court granted Actavis’ motion for summary judgment of non-infringement of the asserted claims of three of the Company’s patents covering PENNSAID 2%.  In view of the Markman and summary judgment decisions, a bench trial was held from March 21, 2017 through March 30, 2017, regarding a claim of one of the Company’s patents covering PENNSAID 2%.  On May 14, 2017, the Court issued its opinion upholding the validity of the claim of the patent, which Actavis had previously admitted its proposed generic diclofenac sodium topical solution product would infringe.  Actavis filed its Notice of Appeal on June 16, 2017.  The Company also filed its Notice of Appeal of the District Court’s rulings on certain claims of the Company’s patents covering PENNSAID 2%.  On October 10, 2019, the Federal Circuit Court of Appeals affirmed the District Court’s judgment of validity of U.S Patent No. 9,066,913 (the “‘913 patent”), and its finding that the Actavis generic product would infringe the ‘913 patent.  The Federal Circuit also affirmed the District Court’s summary judgment finding that certain patents are invalid for indefiniteness and would not be infringed.

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

On September 26, 2018, the Company received notice from Teva Pharmaceuticals USA, Inc. (“Teva USA”) that it had filed an ANDA with the FDA seeking approval of a generic version of DUEXIS.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering DUEXIS are invalid and/or will not be infringed by Teva USA’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of New Jersey against Teva USA on July 2, 2020, seeking an injunction to prevent the approval of Teva USA’s ANDA and/or to prevent Teva USA from selling a generic version of DUEXIS.

VIMOVO

On February 18, 2020, the FDA granted final approval for Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”) generic version of VIMOVO.  On February 27, 2020, Dr. Reddy’s launched its generic version of VIMOVO in the United States, and the Company now faces generic competition with respect to VIMOVO.  The Company continues to assert claims of infringement against Dr. Reddy’s based on U.S. Patent No. 8,858,996 and U.S. Patent No. 9,161,920 in the District Court for the District of New Jersey. Settlements were reached with four other generic companies: (i) Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida) and Actavis Pharma, Inc. (collectively, “Actavis Pharma”), (ii) Lupin Limited (“Lupin”) and Lupin Pharmaceuticals, Inc., (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, “Mylan”), and (iv) Ajanta Pharma Ltd. and Ajanta Pharma USA Inc. (collectively, “Ajanta”).  Under the settlement agreements, the license entry date was August 1, 2024; however, the entry date under all four licenses was accelerated and the licenses became effective upon Dr. Reddy’s launch of its generic version of VIMOVO on February 27, 2020.

On November 19, 2018, the District Court granted Dr. Reddy’s and Mylan’s summary judgment ruling that U.S Patent Numbers 9,220,698 and 9,393,208 are invalid, and on January 21, 2019, it entered final judgment against the ‘698 and ‘208 patents and U.S. Patent Number 8,945,621.  On February 21, 2019, the Company appealed the adverse judgments on the ‘208 and ‘698 patents to the Federal Circuit Court of Appeals.  This appeal remains pending before the Federal Circuit.

On December 4, 2017, Mylan filed a Petition for inter partes review (“IPR”) against the ‘208 patent.  The Patent Trial and Appeals Board (“PTAB”) instituted an IPR proceeding on Mylan’s Petition on June 14, 2018.  On July 2, 2018, Dr. Reddy’s filed a motion seeking to join Mylan’s ‘208 IPR.  On April 1, 2019, the PTAB granted Dr. Reddy’s request to join the Mylan ‘208 IPR.  On September 6, 2019, the PTAB issued a Final Written Decision invalidating the ‘208 patent on the basis of obviousness.  On November 18, 2019, the Company filed an appeal with the Federal Circuit Court of Appeals to review the PTAB’s ruling invalidating the ‘208 patent.  On April 17, 2020, the Federal Circuit vacated the PTAB’s decision and remanded the case to the PTAB for proceedings consistent with the Federal Circuit’s decision in Arthrex, Inc. v. Smith & Nephew, Inc.

On July 22, 2020, the Company received notice from Anchen Pharmaceuticals, Inc. (“Anchen”) that it had filed an ANDA with the FDA seeking approval of a generic version of VIMOVO.  The ANDA previously contained a Paragraph III Patent Certification, and the notice advised that Anchen has now made a Paragraph IV Patent Certification alleging that the patents covering VIMOVO are invalid and/or will not be infringed by Anchen’s manufacture, use or sale of the medicine for which the ANDA was submitted.

PROCYSBI

On June 27, 2020, the Company received notice from Lupin that it had filed an ANDA with the FDA seeking approval of a generic version of PROCYSBI.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering PROCYSBI are invalid and/or will not be infringed by Lupin’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company anticipates future litigation against Lupin over the validity and infringement of the patents covering PROCYSBI.

NOTE 17 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at June 30, 2020 included its 2011 Equity Incentive Plan, as amended, 2014 Employee Share Purchase Plan, as amended (“2014 ESPP”), Amended and Restated 2014 Equity Incentive Plan (“2014 EIP”), 2014 Non-Employee Equity Plan, as amended (“2014 Non-Employee Plan”), 2020 Employee Share Purchase Plan (“2020 ESPP”) and 2020 Equity Incentive Plan (“2020 EIP”).

On February 19, 2020, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) adopted, subject to shareholder approval, the 2020 EIP, as successor to and continuation of the 2014 EIP, including increasing the number of ordinary shares available for the grant of equity awards to the Company’s employees by an additional 6,900,000 shares.  On April 30, 2020, the shareholders of the Company approved the 2020 EIP.

On February 19, 2020, the Compensation Committee adopted, subject to shareholder approval, the 2020 ESPP, as successor to and continuation of the 2014 ESPP, including increasing the number of ordinary shares available for issuance to the Company’s employees pursuant to the exercise of purchase rights by an additional 2,500,000 shares.  On April 30, 2020, the shareholders of the Company approved the 2020 ESPP.

As of June 30, 2020, an aggregate of 3,360,057 ordinary shares were authorized and available for future issuance under the 2020 ESPP, an aggregate of 12,440,055 ordinary shares were authorized and available for future grants under the 2020 EIP and an aggregate of 574,193 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Plan.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	9,564,202	$19.85	5.43	$156,270
Exercised	(1,601,809)	16.19	—	—
Forfeited	(54,747)	15.98	—	—
Expired	(25,257)	23.08	—	—
Outstanding as of June 30, 2020	7,882,389	20.62	5.06	275,601
Exercisable as of June 30, 2020	7,593,802	$20.66	4.97	$265,146

Stock options typically have a contractual term of ten years from grant date.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2020:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2019	6,541,224	$18.77
Granted	2,494,655	35.47
Vested	(2,432,224)	17.93
Forfeited	(300,535)	24.02
Outstanding as of June 30, 2020	6,303,120	$25.23

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the six months ended June 30, 2020:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2019	3,558,900
Granted	587,802	$42.38	8.1%	$38.94
Forfeited	(211,065)	25.58	4.2%	24.51
Vested	(1,393,960)	20.82	0.0%	20.82
Performance Based Adjustment (1)	89,941	20.24	0.0%	20.24
Outstanding as of June 30, 2020	2,631,618

(1)	Represents adjustment based on the net sales performance criteria meeting 119.2% of target as of December 31, 2019 for the 2019 PSUs (as defined below).

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

All PSUs outstanding at June 30, 2020 may vest in a range of between 0% and 200%, based on the performance metrics described above.  The Company accounts for the 2019 PSUs and 2020 PSUs as equity-settled awards in accordance with ASC 718.  Because the value of the 2019 Relative TSR PSUs and 2020 Relative TSR PSUs are dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the 2019 Relative TSR PSUs and 2020 Relative TSR PSUs.  As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2020 PSUs during the six months ended June 30, 2020, include:

Valuation date stock price	$36.10
Expected volatility	47.3%
Risk free rate	1.5%

The value of the 2020 Net Sales PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full-period performance against targets, and the Company adjusts the expense quarterly.

On January 4, 2019, the Company awarded a company-wide grant of PSUs (the “TEPEZZA PSUs”).  Vesting of the TEPEZZA PSUs was contingent upon receiving shareholder approval of amendments to the 2014 EIP, which approval was received on May 2, 2019.  The TEPEZZA PSUs were generally eligible to vest contingent upon receiving approval of the TEPEZZA biologics license application from the FDA no later than September 30, 2020 and the employee’s continued service with the Company.  In January 2020, the Company received TEPEZZA approval from the FDA and the Company started recognizing the expense related to the TEPEZZA PSUs on that date.  As of June 30, 2020, there were 717,618 TEPEZZA PSUs outstanding.  For members of the executive committee, one-third of the TEPEZZA PSUs vested on the FDA approval date and one-third will vest on each of the first two anniversaries of the FDA approval date, subject to the employee’s continued service through the applicable vesting dates.  For all other participants, one-half of the TEPEZZA PSUs vested on the FDA approval date and one-half will vest on the one-year anniversary of the FDA approval date, subject to the employee’s continued service through the vesting date.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Share-based compensation expense
Cost of goods sold	$3,977	$1,990
Research and development	8,928	4,979
Selling, general and administrative	70,573	41,946
Total share-based compensation expense	$83,478	$48,915

During the six months ended June 30, 2020 and 2019, the Company recognized $19.3 million and $4.2 million of tax benefit, respectively, related to share-based compensation resulting primarily from the fair value of equity awards at the time of the exercise of stock options and vesting of restricted stock units and PSUs.  As of June 30, 2020, the Company estimates that pre-tax unrecognized compensation expense of $166.5 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the second quarter of 2023.  The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2020 EIP.

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

The Company accounted for the Cash Incentive Program as a deferred compensation plan under ASC 710 and is recognizing the payout expense using straight-line recognition through the end of the 36-month vesting period.  During the three and six months ended June 30, 2020, the Company recorded an expense of $0.9 million and $1.9 million, respectively, to the condensed consolidated statement of comprehensive loss related to the Cash Incentive Program.

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

The following table presents the expense (benefit) for income taxes for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) before expense (benefit) for income taxes	$2,954	$(9,995)	$(29,663)	$(44,778)
Expense (benefit) for income taxes	82,964	(4,875)	63,938	(6,795)
Net loss	$(80,010)	$(5,120)	$(93,601)	$(37,983)

During the three and six months ended June 30, 2020, the Company recorded an expense for income taxes of $83.0 million and $63.9 million, respectively.  During the three and six months ended June 30, 2019, the Company recorded a benefit for income taxes of $4.9 million and $6.8 million, respectively. The increase in expense for income taxes recorded during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions and a $15.2 million provision recorded following the publication, on April 8, 2020, by the U.S. Department of the Treasury, of Final Regulations for Section 267A (commonly referred to as the “Anti-Hybrid Rules”).  The Final Regulations for Section 267A permanently disallow for U.S. tax purposes certain interest expense accrued to a foreign related party during the year ended December 31, 2019.  As a result, the Company recorded a write off of a deferred tax asset related to this interest expense during the three months ended June 30, 2020 and recognized a corresponding tax provision of $15.2 million.  These increases in expense are partially offset by an increase in the tax benefits recognized on share-based compensation.

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

On January 21, 2020, the U.S. Food and Drug Administration, or FDA, approved TEPEZZA® (teprotumumab-trbw), for the treatment of thyroid eye disease, or TED, a serious, progressive and vision-threatening rare autoimmune condition.

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

As of June 30, 2020, our medicine portfolio consisted of the following:

Orphan
TEPEZZA (teprotumumab-trbw), for intravenous infusion
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
BUPHENYL® (sodium phenylbutyrate) Tablets and Powder
QUINSAIR™ (levofloxacin) solution for inhalation
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

Impact of COVID-19

On March 11, 2020, the World Health Organization made the assessment that a novel strain of coronavirus, which causes the COVID-19 disease, can be characterized as a pandemic.  The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions).  Similarly, the Irish government has limited gatherings of people and encouraged employees to work from their homes, and may implement more aggressive policies in the future.  In addition, in mid-March 2020 we implemented work-from-home policies for all employees and moved to a “virtual” model with respect to our physician, patient and partner support activities.  As certain U.S. states have started to reduce restrictions, we are seeing physicians’ offices beginning to reopen, which reopening varies on a state-by-state basis. As a result, our sales representatives in some areas have transitioned to being back out in the field and are working on ways to re-engage patients and physicians.  However, as COVID-19 cases have increased in certain areas, certain U.S. states have started to reimplement restrictions and we have seen some physician offices re-establish limits on in-person visits.  While our financial results during the six months ended June 30, 2020 were strong and we continue to have a significant amount of available liquidity, we anticipate the COVID-19 pandemic to have a negative impact on net sales during the remaining quarters of 2020.

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

In regard to our orphan segment, the launch of our new infused medicine for TED, TEPEZZA, has significantly exceeded our expectations.  In early 2019, we initiated our pre-launch disease awareness, market development and market access efforts with the multi-functional field-based teams beginning to engage with key stakeholders in July of 2019.  These pre-launch efforts, the severity and acute nature of TED, and a highly motivated patient population have generated significant demand for the medicine.  While we anticipate a much higher number of new patients in 2020 than our prior estimates, the impact from COVID-19 has slowed the generation of patient enrollment forms for TEPEZZA, which drive new patient starts.  KRYSTEXXA is an infused medicine for uncontrolled gout and was also achieving rapid growth prior to the COVID-19 pandemic.  While the vast majority of patients on therapy have maintained therapy, due to shelter-in-place guidelines and patients voluntarily delaying visits to healthcare providers and infusion centers, many new patients have delayed infusions.  Patient visits to physicians have substantially declined, which has resulted in a reduction of new patient generation.  We expect this deferred demand to begin to return with the return of healthcare activity, although we cannot predict when healthcare activities will return to normal levels due to the continued uncertainty with respect to the COVID-19 pandemic.  Our other rare disease medicines, RAVICTI, PROCYSBI and ACTIMMUNE, treat serious, chronic diseases with serious consequences if left untreated.  It is therefore critical for patients to maintain therapy.  Patient motivation to continue treatment is high, and therefore we expect these three medicines to be relatively stable, with less impact from COVID-19 compared to our other medicines.

In regard to the inflammation segment, we are experiencing reduced demand given the absence of in-person engagement by our sales representatives with healthcare providers and reduced levels of non-essential patient visits to physicians.  This impact is somewhat mitigated by the virtual engagement efforts of our sales representatives, as well as the use of telemedicine by many physicians, which allows them to continue to see patients and prescribe medicines.  In addition, with our HorizonCares program, most patients do not need to physically visit a pharmacy to obtain a prescription because the vast majority of these medicines are delivered to a patient’s home through mail or local courier, depending on the participating pharmacy.

In addition, our clinical trials may be affected by COVID-19.  Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have started to slow or stop further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Strategy

Horizon today is a leading biopharma company focused on rare diseases, delivering innovative therapies to patients and generating value for our shareholders.  Our strategy is to maximize the benefit and value of our key growth drivers TEPEZZA and KRYSTEXXA, both rare disease medicines, and expand our pipeline for sustainable growth.  We believe our strategy allows more patients to benefit from our on-market medicines and the medicines we develop as part of our pipeline.  Our vision is to build healthier communities, urgently and responsibly, which in turn, we believe, generates value for our many stakeholders, including our shareholders.

Orphan

As of June 30, 2020, our orphan segment consisted of our medicines TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL and QUINSAIR.

TEPEZZA is the first and only FDA-approved medicine for the treatment of TED, a serious, progressive and vision-threatening rare autoimmune condition.  TEPEZZA was launched commercially shortly after receiving FDA approval for the treatment of TED on January 21, 2020.   The FDA approval was obtained well in advance of the TEPEZZA Prescription User Fee Act (PDUFA) action date of March 8, 2020, after an accelerated review of the medicine and its statistically significant Phase 3 data.  We believe TEPEZZA represents a significant driver of potential future growth for Horizon.

Our commercialization strategy for TEPEZZA has four components:  (i) driving uptake by continuing to define the role of TEPEZZA in the treatment of TED and promoting the medicine to treating physicians and TED patients; (ii) continuing to develop the TED market by driving awareness of the disease severity and benefits of treatment, educating the appropriate treating physicians on the urgency to diagnose and treat TED and continuing to drive patients’ awareness of TED; (iii) supporting TEPEZZA with our comprehensive approach that includes a high-touch, patient-centric model; and (iv) facilitating patient and physician access to TEPEZZA.  Our launch followed significant market preparation investment in TEPEZZA in 2019 to drive awareness about TED in the medical and patient community and establish a potential pathway for treatment. Our pre-launch market preparation initiatives have proved effective in driving the highly successful launch of TEPEZZA, which has significantly exceeded expectations.

Our clinical strategy for TEPEZZA is to maximize the potential of the medicine for patients.  In July 2020, we announced new topline results from our OPTIC-X open-label clinical trial, an extension trial of OPTIC, the TEPEZZA Phase 3 pivotal confirmatory clinical trial, as well as data from the OPTIC 48-week off-treatment follow-up period.  OPTIC-X results demonstrated that 89 percent of patients who received placebo during OPTIC and then entered OPTIC-X and received TEPEZZA achieved the primary endpoint of 2 mm or more reduction in proptosis at Week 24.  These patients had TED diagnoses for an average of one year compared with an average of six months in OPTIC.  The results of the OPTIC 48-week off-treatment follow-up period demonstrated the majority of TEPEZZA patients who were proptosis responders at Week 24 of OPTIC maintained their proptosis response at Week 72 without receiving additional TED treatment.  Of the small number of TEPEZZA patients who relapsed during the OPTIC follow-up period, the majority experienced improvements in proptosis with an additional course of TEPEZZA in OPTIC-X. Additionally, in 2020, we announced plans to initiate three new TEPEZZA development programs: the evaluation of TEPEZZA in chronic (inactive) TED to support the broad indication received upon approval; the assessment of a subcutaneous route of administration; and an exploratory trial for TEPEZZA in the treatment of diffuse cutaneous systemic sclerosis (dcSSc) as part of our evaluation of additional indications for TEPEZZA.  dcSSC is a rare, autoimmune rheumatic fibrotic disease, and scientific literature suggests that the mechanism of action of TEPEZZA could have an impact on fibrotic processes such as those that are relevant to dcSSC.  The three TEPEZZA trials are expected to initiate in the second half of 2020.

Our other growth driver, KRYSTEXXA, is the only approved biologic indicated for the treatment of uncontrolled gout, or gout that is refractory (unresponsive) to conventional therapies.  We are focused on optimizing and maximizing the benefit the medicine offers for patients as well as to maximize its peak sales potential which we are doing through: (i) our patient-centric commercialization efforts; (ii) the clinical evaluation of the use of immunomodulation with KRYSTEXXA; and (iii) investing in education, patient and physician outreach that demonstrates the benefits KRYSTEXXA offers in treating uncontrolled gout.

Three areas are driving growth for KRYSTEXXA: (i) an increase in new and existing accounts; (ii) accelerating uptake by nephrologists; and (iii) growth in the adoption of the use of KRYSTEXXA with immunomodulators such as methotrexate to improve the KRYSTEXXA response rate in patients with uncontrolled gout.

Our clinical strategy for KRYSTEXXA is primarily focused on evaluating the use of immunomodulation to improve the response rate of the medicine and increase the number of patients who can benefit from KRYSTEXXA.  The body of evidence supporting the immunomodulation approach is growing.  Results of several trials and case series using KRYSTEXXA with methotrexate, the immunomodulation agent most used by rheumatologists, demonstrated response rates ranging between 70 and 100 percent, significantly higher than the 42 percent response rate achieved in the KRYSTEXXA Phase 3 clinical program, which evaluated the use of KRYSTEXXA alone.  We are currently evaluating the efficacy and safety of the concomitant use of KRYSTEXXA with methotrexate in our MIRROR placebo-controlled randomized controlled trial, or RCT.  Initiated in June 2019, MIRROR RCT reached its target enrollment of 135 patients in July 2020.  The registrational trial is designed to enable the potential submission of results to the FDA to update the prescribing information.  The MIRROR RCT follows our MIRROR open-label trial, completed in 2019, which demonstrated a 79 percent complete response rate for patients using KRYSTEXXA with methotrexate.  While our immunomodulation clinical program focuses on methotrexate, additional trials and case series have shown improved response rates through the use of other immunomodulation agents with KRYSTEXXA.  Our immunomodulation strategy for KRYSTEXXA enables flexibility in the choice of immunomodulation agents physicians can use with their patients.

In addition to our immunomodulation program, we are investing to expand the use of KRYSTEXXA among nephrologists by providing additional data about the effectiveness of KRYSTEXXA in treating uncontrolled gout with its kidney-friendly mechanism of action.  In October 2019, we initiated our PROTECT open-label trial to evaluate the use of KRYSTEXXA in adult uncontrolled gout patients who have undergone a kidney transplant, a population that was not originally studied in the KRYSTEXXA pivotal trials.  We have achieved more than 50 percent enrollment in our PROTECT open-label clinical trial, and we expect to complete enrollment by the end of 2020.  We have also announced plans to initiate an open-label trial to evaluate the impact of administering KRYSTEXXA over a shorter infusion duration, which could improve the experience and convenience for patients.  We currently expect to initiate the KRYSTEXXA shorter-infusion duration trial in 2020.

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

In February 2020, the FDA approved PROCYSBI Delayed-Release Oral Granules in Packets for adults and children one year of age and older living with nephropathic cystinosis.  The PROCYSBI Delayed-Release Oral Granules in Packets product is the same as the currently available PROCYSBI capsules product except in respect of the packaging format.  This dosage form, which became commercially available in April 2020, provides another administration option for patients in addition to the PROCYSBI capsules.

Our strategy for ACTIMMUNE, our medicine for the treatment of chronic granulomatous disease, includes increasing awareness and diagnosis of chronic granulomatous disease and increasing compliance rates.

Inflammation

As of June 30, 2020, our inflammation segment consisted of our medicines PENNSAID 2%, DUEXIS, RAYOS and VIMOVO.  Our strategy for our inflammation segment medicines is to educate physicians about these clinically differentiated medicines and the benefits they offer.  Patients are able to fill prescriptions for these medicines through pharmacies participating in our HorizonCares patient assistance program, as well as other pharmacies.  We offer discount-card and other programs to patients under which the patient receives a discount on his or her prescription.  In certain circumstances when a patient’s prescription is rejected by a managed care vendor, we will pay for the full cost of the prescription.  In addition, we have entered into business arrangements with pharmacy benefit managers, or PBMs, and other payers to secure formulary status and reimbursement of our inflammation segment medicines.  The business arrangements with the PBMs generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.  Effective in the first quarter of 2020, we reorganized our commercial operations and moved responsibility for and reporting of RAYOS to the inflammation segment.

On February 18, 2020, the FDA granted final approval for Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s, generic version of VIMOVO.  On February 27, 2020, Dr. Reddy’s launched its generic version of VIMOVO in the United States, and we now face generic competition with respect to VIMOVO, which has negatively impacted net sales of VIMOVO in 2020.  Patent litigation against Dr. Reddy’s for infringement continues with respect to certain patents in the New Jersey District Court.  We have repositioned our promotional efforts previously directed to VIMOVO to our other inflammation segment medicines and expect that our VIMOVO net sales will continue to decrease in future periods.

We market all of our medicines in the United States through our field sales forces, which numbered approximately 450 representatives as of June 30, 2020.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2020 and 2019

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

	For the Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Net sales	$462,779	$320,647	$142,132
Cost of goods sold	121,515	89,163	32,352
Gross profit	341,264	231,484	109,780
Operating expenses:
Research and development	81,068	28,314	52,754
Selling, general and administrative	222,332	167,095	55,237
Loss on sale of assets	—	10,963	(10,963)
Total operating expenses	303,400	206,372	97,028
Operating income	37,864	25,112	12,752
Other expense, net:
Interest expense, net	(18,571)	(22,033)	3,462
Loss on debt extinguishment	(17,254)	(11,878)	(5,376)
Foreign exchange gain	283	76	207
Other income (expense), net	632	(1,272)	1,904
Total other expense, net	(34,910)	(35,107)	197
Income (loss) before expense (benefit) for income taxes	2,954	(9,995)	12,949
Expense (benefit) for income taxes	82,964	(4,875)	87,839
Net loss	$(80,010)	$(5,120)	$(74,890)

 Net sales.  Net sales increased $142.1 million, or 44.3%, to $462.7 million during the three months ended June 30, 2020, from $320.6 million during the three months ended June 30, 2019.  The increase in net sales during the three months ended June 30, 2020 was primarily due to an increase in net sales in our orphan segment of $176.0 million, primarily due to post-launch sales of TEPEZZA of $165.9 million, partially offset by a decrease in net sales in our inflammation segment of $33.9 million.

The following table reflects net sales by medicine for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,		Change	Change
	2020	2019	$	%
TEPEZZA	$165,936	$—	$165,936	100%
KRYSTEXXA	75,201	79,801	(4,600)	(6)%
RAVICTI	65,550	50,441	15,109	30%
PROCYSBI	41,357	41,174	183	*
ACTIMMUNE	28,299	29,276	(977)	(3)%
BUPHENYL	2,846	2,368	478	20%
QUINSAIR	59	170	(111)	(65)%
Orphan segment net sales	$379,248	$203,230	$176,018	87%

PENNSAID 2%	35,048	51,472	(16,424)	(32)%
DUEXIS	27,798	30,066	(2,268)	(8)%
RAYOS	14,459	20,284	(5,825)	(29)%
VIMOVO	6,226	14,616	(8,390)	(57)%
MIGERGOT	—	979	(979)	(100)%
Inflammation segment net sales	$83,531	$117,417	$(33,886)	(29)%

Total net sales	$462,779	$320,647	$142,132	44%
* Less than 1%

Orphan Segment

TEPEZZA.  On January 21, 2020, the FDA approved TEPEZZA for the treatment of TED.  Net sales generated for TEPEZZA during the three months ended June 30, 2020 were $165.9 million.

KRYSTEXXA.  Net sales decreased $4.6 million, or 6%, to $75.2 million during the three months ended June 30, 2020 from $79.8 million during the three months ended June 30, 2019.  Net sales decreased by approximately $3.0 million due to lower net pricing and $1.6 million due to lower volume.  As a result of the COVID-19 pandemic, KRYSTEXXA net sales were negatively impacted during the three months ended June 30, 2020, due to reduced willingness of patients to visit physician offices and infusion centers.

RAVICTI.  Net sales increased $15.1 million, or 30%, to $65.5 million during the three months ended June 30, 2020, from $50.4 million during the three months ended June 30, 2019.  Net sales in the United States increased by approximately $14.9 million, which was composed of an increase of approximately $9.9 million resulting from higher net pricing and an increase of approximately $5.0 million due to higher sales volume. Net sales outside the United States increased by approximately $0.2 million due to higher sales volume.

ACTIMMUNE.  Net sales decreased $1.0 million, or 3%, to $28.3 million during the three months ended June 30, 2020, from $29.3 million during the three months ended June 30, 2019. Net sales decreased by approximately $2.7 million due to lower sales volume, partially offset by an increase of approximately $1.7 million resulting from higher net pricing.

BUPHENYL.  Net sales increased $0.5 million, or 20%, to $2.8 million during the three months ended June 30, 2020, from $2.3 million during the three months ended June 30, 2019.  Net sales increased by approximately $3.3 million due to higher sales volume, partially offset by a decrease of approximately $2.8 million resulting from lower net pricing.

Inflammation Segment

As a result of the COVID-19 pandemic, sales volumes for our inflammation medicines have been negatively impacted due to reduced demand given the absence of in-person engagement by our sales representatives with health care providers and reduced levels of non-essential patient visits to physicians.

PENNSAID 2%.  Net sales decreased $16.4 million, or 32%, to $35.1 million during the three months ended June 30, 2020, from $51.5 million during the three months ended June 30, 2019.  Net sales decreased by approximately $20.6 million due to lower sales volume, partially offset by an increase of approximately $4.2 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

DUEXIS.  Net sales decreased $2.3 million, or 8%, to $27.8 million during the three months ended June 30, 2020, from $30.1 million during the three months ended June 30, 2019.  Net sales decreased by approximately $9.1 million resulting from lower sales volume, partially offset by an increase of approximately $6.8 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

RAYOS.  Net sales decreased $5.8 million, or 29%, to $14.5 million during the three months ended June 30, 2020, from $20.3 million during the three months ended June 30, 2019.  Net sales decreased by approximately $7.9 million due to lower sales volume, partially offset by an increase of $2.1 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

VIMOVO.  Net sales decreased $8.4 million, or 57%, to $6.2 million during the three months ended June 30, 2020, from $14.6 million during the three months ended June 30, 2019.  Net sales decreased by approximately $13.8 million due to lower sales volume, partially offset by an increase of $4.5 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs and an increase of $0.9 million related to authorized generic VIMOVO sales in the second quarter of 2020.

MIGERGOT.  On June 28, 2019, we sold our rights to MIGERGOT.

The table below reconciles our gross to net sales for the three months ended June 30, 2020 and 2019 (in millions, except percentages):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$898.0	100.0%	$991.3	100.0%
Adjustments to gross sales:
Prompt pay discounts	(12.5)	(1.4)%	(17.8)	(1.8)%
Medicine returns	3.9	0.4%	(5.7)	(0.6)%
Co-pay and other patient assistance	(210.3)	(23.4)%	(407.3)	(41.1)%
Commercial rebates and wholesaler fees	(78.3)	(8.7)%	(119.5)	(12.1)%
Government rebates and chargebacks	(138.0)	(15.4)%	(120.4)	(12.1)%
Total adjustments	(435.2)	(48.5)%	(670.7)	(67.7)%
Net sales	$462.8	51.5%	$320.6	32.3%

During the three months ended June 30, 2020, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 23.4% from 41.1% during the three months ended June 30, 2019, primarily due to lower utilization of our patient assistance programs and the impact of generic competition on VIMOVO sales.

During the three months ended June 30, 2020, commercial rebates and wholesaler fees, as a percentage of gross sales, decreased to 8.7% from 12.1% during the three months ended June 30, 2019, primarily as a result of an increased proportion of orphan segment medicines sold and the impact of generic competition on VIMOVO sales.

During the three months ended June 30, 2020, government rebates and chargebacks, as a percentage of gross sales, increased to 15.4% from 12.1% during the three months ended June 30, 2019, primarily as a result of an increased proportion of orphan segment medicines sold.  Government rebates and chargebacks as a percentage of gross sales are typically higher for medicines in the orphan segment compared to medicines in the inflammation segment.

Cost of Goods Sold.  Cost of goods sold increased $32.3 million to $121.5 million during the three months ended June 30, 2020, from $89.2 million during the three months ended June 30, 2019.  The increase in cost of goods sold during the three months ended June 30, 2020 compared to three months ended June 30, 2019, was primarily due to a $15.0 million increase in royalty expense and a $9.1 million increase in amortization expense.  These increases are mainly related to royalties payable on net sales of TEPEZZA, which was launched in the first quarter of 2020, and the amortization of the TEPEZZA developed technology intangible asset, which commenced in the first quarter of 2020.  As a percentage of net sales, cost of goods sold was 26.3% during the three months ended June 30, 2020, compared to 27.8% during the three months ended June 30, 2019.  The decrease in cost of goods sold as a percentage of net sales was primarily due to change in the mix of medicines sold.

Research and Development Expenses.  Research and development expenses increased $52.8 million to $81.1 million during the three months ended June 30, 2020, from $28.3 million during the three months ended June 30, 2019.  The increase was primarily attributable to the $45.0 million acquisition of Curzion during the three months ended June 30, 2020.  Pursuant to ASC 805 (as amended by ASU No. 2017-01), we accounted for the Curzion acquisition as the purchase of an in-process research and development, or IPR&D, asset and, pursuant to ASC 730, recorded the purchase price as a research and development expense during the three months ended June 30, 2020.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $55.2 million to $222.3 million during the three months ended June 30, 2020, from $167.1 million during the three months ended June 30, 2019.  The increase was primarily attributable to an increase of $30.9 million in employee costs and an increase of $8.5 million related to marketing program costs.  These increases are mainly due to the launch of TEPEZZA.  In addition, charitable contribution costs increased by $7.1 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Loss on Sale of Assets.  During the three months ended June 30, 2019, we sold our rights to MIGERGOT for cash proceeds of $6.0 million, and we recorded a loss of $11.0 million on the sale.

Interest Expense, Net.  Interest expense, net, decreased $3.5 million to $18.5 million during the three months ended June 30, 2020, from $22.0 million during the three months ended June 30, 2019.  The decrease was primarily due to a decrease in interest expense of $7.7 million, primarily related to the decrease in the principal amount of our term loans in March 2019 and July 2019, redemption of our 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in May 2019 and in August 2019, redemption of our 8.750% Senior Notes due 2024, or the 2024 Senior Notes, in August 2019, partially offset by a decrease in interest income of $4.7 million.

Loss on Debt Extinguishment.  During the three months ended June 30, 2020, we recorded a loss on debt extinguishment of $17.3 million in the condensed consolidated statements of comprehensive loss, which reflects the partial exchange of our 2.5% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes.  As of June 30, 2020, $207.0 million in aggregate principal amount of Exchangeable Senior Notes had been exchanged for ordinary shares.  During July and August 2020, the remaining $193.0 million of aggregate principal amount of Exchangeable Senior Notes were fully extinguished.  See Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

During the three months ended June 30, 2019, we recorded a loss on debt extinguishment of $11.9 million in the condensed consolidated statements of comprehensive loss, which reflected the write-off of the deferred financing fees and debt discount fees related to the redemption of $250.0 million of the 2023 Senior Notes and term loan refinancing in May 2019.

Expense (benefit) for Income Taxes. During the three months ended June 30, 2020, we recorded an expense for income taxes of $83.0 million compared to a benefit for income taxes of $4.9 million during the three months ended June 30, 2019.  The expense for income taxes recorded during the three months ended June 30, 2020 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions and a $15.2 million provision recorded following the publication, on April 8, 2020, by the U.S. Treasury of Final Regulations for Section 267A, or commonly referred to as the Anti-Hybrid Rules.  The Final Regulations for Section 267A permanently disallow for U.S. tax purposes certain interest expense accrued to a foreign related party during the year ended December 31, 2019. As a result, during the three months ended June 30, 2020 we recorded a write off of a deferred tax asset related to this interest expense and recognized a corresponding tax provision of $15.2 million.

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total income (loss) before expense (benefit) for income taxes for the three months ended June 30, 2020 and 2019.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the three months ended June 30, 2020 and 2019 (in thousands, except percentages).

	For the Three Months Ended June 30,
	2020	2019	Change	% Change
Net sales	$379,248	$203,230	$176,018	87%
Segment operating income	151,541	63,696	87,845	138%

The increase in orphan segment net sales during the three months ended June 30, 2020 is described in the Consolidated Results section above.

Segment operating income. Orphan segment operating income increased $87.8 million to $151.5 million during the three months ended June 30, 2020, from $63.7 million during the three months ended June 30, 2019.  The increase was primarily attributable to an increase in net sales of $176.0 million, primarily due to post-launch sales of TEPEZZA as described above, partially offset by an increase in selling, general and administrative expenses of $52.7 million primarily due to increased costs relating to the launch of TEPEZZA and an increase of $17.5 million in royalty expense, primarily related to royalties payable on net sales of TEPEZZA.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating income for the three months ended June 30, 2020 and 2019 (in thousands, except percentages).

	For the Three Months Ended June 30,
	2020	2019	Change	% Change
Net sales	$83,531	$117,417	$(33,886)	(29%)
Segment operating income	38,096	60,500	(22,404)	(37%)

The decrease in inflammation segment net sales during the three months ended June 30, 2020 is described in the Consolidated Results section above.

Segment operating income. Inflammation segment operating income decreased $22.4 million to $38.1 million during the three months ended June 30, 2020, from $60.5 million during the three months ended June 30, 2019.  The decrease was primarily attributable to a decrease in net sales of $33.9 million as described above, partially offset by a decrease in sales and marketing costs of $9.7 million.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2020 and 2019

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

	For the Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Net sales	$818,688	$601,018	$217,670
Cost of goods sold	218,931	177,305	41,626
Gross profit	599,757	423,713	176,044
Operating expenses:
Research and development	108,277	50,039	58,238
Selling, general and administrative	470,107	339,394	130,713
Loss on sale of assets	—	10,963	(10,963)
Total operating expenses	578,384	400,396	177,988
Operating income	21,373	23,317	(1,944)
Other expense, net:
Interest expense, net	(35,915)	(49,563)	13,648
Loss on debt extinguishment	(17,254)	(17,464)	210
Foreign exchange gain	1,059	15	1,044
Other income (expense), net	1,074	(1,083)	2,157
Total other expense, net	(51,036)	(68,095)	17,059
Loss before expense (benefit) for income taxes	(29,663)	(44,778)	15,115
Expense (benefit) for income taxes	63,938	(6,795)	70,733
Net loss	$(93,601)	$(37,983)	$(55,618)

Net sales.  Net sales increased $217.7 million, or 36.2%, to $818.7 million during the six months ended June 30, 2020, from $601.0 million during the six months ended June 30, 2019.  The increase in net sales during the six months ended June 30, 2020 was primarily due to an increase in net sales in our orphan segment of $255.0 million primarily due to post-launch sales of TEPEZZA of $189.4 million and higher net sales of KRYSTEXXA and RAVICTI when compared to the six months ended June 30, 2019, partially offset by a decrease in net sales in our inflammation segment of $37.3 million.

The following table reflects net sales by medicine for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Six Months Ended June 30,		Change	Change
	2020	2019	$	%
TEPEZZA	$189,387	$—	$189,387	100%
KRYSTEXXA	168,450	132,058	36,392	28%
RAVICTI	126,738	100,344	26,394	26%
PROCYSBI	79,700	80,745	(1,045)	(1)%
ACTIMMUNE	54,840	51,022	3,818	7%
BUPHENYL	5,160	5,138	22	*
QUINSAIR	336	338	(2)	*
Orphan segment net sales	$624,611	$369,645	$254,966	69%

PENNSAID 2%	76,611	101,661	(25,050)	(25)%
DUEXIS	59,145	59,523	(378)	*
RAYOS	32,668	39,708	(7,040)	(18)%
VIMOVO	25,653	28,659	(3,006)	(10)%
MIGERGOT	—	1,822	(1,822)	(100)%
Inflammation segment net sales	$194,077	$231,373	$(37,296)	(16)%

Total net sales	$818,688	$601,018	$217,670	36%
*Less than 1%

Orphan Segment

TEPEZZA.  On January 21, 2020, the FDA approved TEPEZZA for the treatment of TED.  Net sales generated for TEPEZZA during the six months ended June 30, 2020 were $189.4 million.

KRYSTEXXA.  Net sales increased $36.4 million, or 28%, to $168.4 million during the six months ended June 30, 2020 from $132.0 million during the six months ended June 30, 2019.  Net sales increased by approximately $25.5 million due to volume growth and $10.9 million due to higher net pricing.  As a result of the COVID-19 pandemic, KRYSTEXXA net sales were negatively impacted during the six months ended June 30, 2020, due to reduced willingness of patients to visit physician offices and infusion centers.

RAVICTI.  Net sales increased $26.4 million, or 26%, to $126.7 million during the six months ended June 30, 2020, from $100.3 million during the six months ended June 30, 2019.  Net sales in the United States increased by approximately $25.8 million, which was composed of an increase of approximately $17.3 million resulting from higher net pricing and an increase of approximately $8.5 million due to higher sales volume.  Net sales outside the United States increased by approximately $0.6 million due to higher sales volume.

PROCYSBI.  Net sales decreased $1.1 million, or 1%, to $79.7 million during the six months ended June 30, 2020, from $80.8 million during the six months ended June 30, 2019.  Net sales decreased by approximately $0.6 million due to lower sales volume and by approximately $0.5 million due to lower net pricing.

ACTIMMUNE.  Net sales increased $3.8 million, or 7%, to $54.8 million during the six months ended June 30, 2020, from $51.0 million during the six months ended June 30, 2019. Net sales increased by approximately $4.2 million due to higher net pricing, partially offset by a decrease of approximately $0.4 million resulting from lower sales volume.

Inflammation Segment

As a result of the COVID-19 pandemic, sales volumes for our inflammation medicines have been negatively impacted due to reduced demand given the absence of in-person engagement by our sales representatives with health care providers and reduced levels of non-essential patient visits to physicians.

PENNSAID 2%.  Net sales decreased $25.1 million, or 25%, to $76.6 million during the six months ended June 30, 2020, from $101.7 million during the six months ended June 30, 2019.  Net sales decreased by approximately $35.8 million due to lower sales volume, partially offset by an increase of approximately $10.7 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

DUEXIS.  Net sales decreased $0.4 million, or 1%, to $59.1 million during the six months ended June 30, 2020, from $59.5 million during the six months ended June 30, 2019.  Net sales decreased by approximately $18.4 million resulting from lower sales volume, partially offset by an increase of $18.0 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

RAYOS.  Net sales decreased $7.0 million, or 18%, to $32.7 million during the six months ended June 30, 2020, from $39.7 million during the six months ended June 30, 2019.  Net sales decreased by approximately $15.4 million due to lower sales volume, partially offset by an increase of $8.4 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

VIMOVO.  Net sales decreased $3.0 million, or 10%, to $25.6 million during the six months ended June 30, 2020, from $28.6 million during the six months ended June 30, 2019.  Net sales decreased by approximately $21.9 million due to lower sales volume, partially offset by an increase of $16.4 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs and an increase of $2.5 million related to authorized generic VIMOVO sales in the first half of 2020.

MIGERGOT.  On June 28, 2019, we sold our rights to MIGERGOT.

The table below reconciles our gross to net sales for the six months ended June 30, 2020 and 2019 (in millions, except percentages):

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$1,701.5	100.0%	$1,936.5	100.0%
Adjustments to gross sales:
Prompt pay discounts	(25.6)	(1.5)%	(35.6)	(1.8)%
Medicine returns	(4.9)	(0.3)%	(10.8)	(0.6)%
Co-pay and other patient assistance	(440.4)	(25.9)%	(825.1)	(42.6)%
Commercial rebates and wholesaler fees	(137.6)	(8.1)%	(229.9)	(11.9)%
Government rebates and chargebacks	(274.2)	(16.1)%	(234.1)	(12.1)%
Total adjustments	(882.7)	(51.9)%	(1,335.5)	(69.0)%
Net sales	$818.8	48.1%	$601.0	31.0%

During the six months ended June 30, 2020, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 25.9% from 42.6% during the six months ended June 30, 2019, primarily due to lower utilization of our patient assistance programs and the impact of generic competition on VIMOVO sales.

During the six months ended June 30, 2020, commercial rebates and wholesaler fees, as a percentage of gross sales, decreased to 8.1% from 11.9% during the six months ended June 30, 2019, primarily as a result of an increased proportion of orphan segment medicines sold and the impact of generic competition on VIMOVO sales.

During the six months ended June 30, 2020, government rebates and chargebacks, as a percentage of gross sales, increased to 16.1% from 12.1% during the six months ended June 30, 2019, primarily as a result of an increased proportion of orphan segment medicines sold.  Government rebates and chargebacks as a percentage of gross sales are typically higher for medicines in the orphan segment compared to medicines in the inflammation segment.

Cost of Goods Sold.  Cost of goods sold increased $41.6 million to $218.9 million during the six months ended June 30, 2020, from $177.3 million during the six months ended June 30, 2019.  The increase in cost of goods sold during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily due to a $19.5 million increase in royalty expense, a $10.2 million increase in amortization expense and a $3.0 million increase in employee-related costs.  These increases are mainly related to royalties payable on net sales of TEPEZZA, which was launched in the first quarter of 2020, and the amortization of the TEPEZZA developed technology intangible asset, which commenced in the first quarter of 2020. As a percentage of net sales, cost of goods sold was 26.7% during the six months ended June 30, 2020, compared to 29.5% during the six months ended June 30, 2019.  The decrease in cost of goods sold as a percentage of net sales was primarily due to change in the mix of medicines sold.

Research and Development Expenses.  Research and development expenses increased $58.2 million to $108.2 million during the six months ended June 30, 2020, from $50.0 million during the six months ended June 30, 2019.  The increase was primarily attributable to the $45.0 million acquisition of Curzion during the six months ended June 30, 2020.  Pursuant to ASC 805 (as amended by ASU No. 2017-01), we accounted for the Curzion acquisition as the purchase of an IPR&D asset and, pursuant to ASC 730, recorded the purchase price as a research and development expense during the six months ended June 30, 2020.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $130.7 million to $470.1 million during the six months ended June 30, 2020, from $339.4 million during the six months ended June 30, 2019.  The increase was primarily attributable to an increase of $78.8 million in employee costs and an increase of $23.1 million related to marketing program costs.  These increases are mainly due to the launch of TEPEZZA.

Loss on Sale of Assets.  During the six months ended June 30, 2019, we sold our rights to MIGERGOT for cash proceeds of $6.0 million, and we recorded a loss of $11.0 million on the sale.

Interest Expense, Net.  Interest expense, net, decreased $13.7 million to $35.9 million during the six months ended June 30, 2020, from $49.6 million during the six months ended June 30, 2019.  The decrease was primarily due to a decrease in interest expense of $20.3 million, primarily related to the decrease in the principal amount of our term loans in March 2019 and July 2019, redemption of our 2023 Senior Notes in May 2019 and in August 2019, redemption of our 2024 Senior Notes in August 2019, partially offset by a decrease in interest income of $7.5 million.

Loss on Debt Extinguishment.  During the six months ended June 30, 2020, we recorded a loss on debt extinguishment of $17.3 million in the condensed consolidated statements of comprehensive loss, which reflects the partial exchange of our Exchangeable Senior Notes.  As of June 30, 2020, $207.0 million in aggregate principal amount of Exchangeable Senior Notes had been exchanged for ordinary shares.  During July and August 2020, the remaining $193.0 million of aggregate principal amount of Exchangeable Senior Notes were fully extinguished.  See Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

During the six months ended June 30, 2019, we recorded a loss on debt extinguishment of $17.5 million in the condensed consolidated statements of comprehensive loss, which reflected the write-off of the deferred financing fees and debt discount fees related to the redemption of $250.0 million of 2023 Senior Notes and term loan refinancing in May 2019 and $300.0 million term loan repayment in March 2019.

Expense (benefit) for Income Taxes.  During the six months ended June 30, 2020, we recorded an expense for income taxes of $63.9 million compared to a benefit for income taxes of $6.8 million during the six months ended June 30, 2019.  The expense for income taxes recorded during the six months ended June 30, 2020 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions and a $15.2 million provision recorded following the publication, on April 8, 2020, of the Anti-Hybrid Rules.  The Final Regulations for Section 267A permanently disallow for U.S. tax purposes certain interest expense accrued to a foreign related party during the year ended December 31, 2019.  As a result, during the three months ended June 30, 2020 we recorded a write off of a deferred tax asset related to this interest expense and recognized a corresponding tax provision of $15.2 million. These expenses were partially offset by the tax benefits recognized on share-based compensation.

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total income (loss) before expense (benefit) for income taxes for the six months ended June 30, 2020 and 2019.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the six months ended June 30, 2020 and 2019 (in thousands, except percentages).

	For the Six Months Ended June 30,
	2020	2019	Change	% Change
Net sales	$624,611	$369,645	$254,966	69%
Segment operating income	205,897	100,400	105,497	105%

The increase in orphan segment net sales during the six months ended June 30, 2020 is described in the Consolidated Results section above.

Segment operating income.  Orphan segment operating income increased $105.5 million to $205.9 million during the six months ended June 30, 2020, from $100.4 million during the six months ended June 30, 2019.  The increase was primarily attributable to an increase in net sales of $255.0 million primarily due to post-launch sales of TEPEZZA as described above, partially offset by an increase in selling, general and administrative expenses of $102.6 million primarily due to increased costs relating to the launch of TEPEZZA and an increase of $23.2 million in royalty expense, primarily related to royalties payable on net sales of TEPEZZA.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating income for the six months ended June 30, 2020 and 2019 (in thousands, except percentages).

	For the Six Months Ended June 30,
	2020	2019	Change	% Change
Net sales	$194,077	$231,373	$(37,296)	(16%)
Segment operating income	90,038	111,919	(21,881)	(20%)

The decrease in inflammation segment net sales during the six months ended June 30, 2020 is described in the Consolidated Results section above.

Segment operating income.  Inflammation segment operating income decreased $21.9 million to $90.0 million during the six months ended June 30, 2020, from $111.9 million during the six months ended June 30, 2019.  The decrease was primarily attributable to a decrease in net sales of $37.3 million as described above, partially offset by a decrease in selling, general and administrative expenses of $10.2 million.

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

Reconciliations of reported GAAP net loss to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
GAAP net loss	$(80,010)	$(5,120)	$(93,601)	$(37,983)
Depreciation (1)	6,907	1,443	14,072	2,916
Amortization and step-up:
Intangible amortization expense (2)	66,749	57,683	125,324	115,100
Inventory step-up expense	—	(25)	—	90
Interest expense, net (including amortization of debt discount and deferred financing costs)	18,571	22,033	35,915	49,563
Expense (benefit) for income taxes	82,964	(4,875)	63,938	(6,795)
EBITDA	95,181	71,139	145,648	122,891
Other non-GAAP adjustments:
Acquisition/divestiture-related costs (3)	47,103	1,200	47,097	2,546
Share-based compensation (4)	27,057	21,367	83,478	48,915
Loss on debt extinguishment (5)	17,254	11,878	17,254	17,464
Upfront, progress and milestones payments related to license and collaboration agreements (6)	3,000	4,000	3,000	6,000
Impairment of long-lived assets (7)	1,072	—	1,072	—
Drug substance harmonization costs (8)	—	234	290	314
Fees related to refinancing activities (9)	—	1,033	54	1,175
Loss on sale of assets (10)	—	10,963	—	10,963
Charges related to discontinuation of Friedreich’s ataxia program (11)	—	1,300	—	1,221
Litigation settlements (12)	—	1,000	—	1,000
Restructuring and realignment costs (13)	—	13	—	33
Total of other non-GAAP adjustments	95,486	52,988	152,245	89,631
Adjusted EBITDA	$190,667	$124,127	$297,893	$212,522

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
GAAP net loss	$(80,010)	$(5,120)	$(93,601)	$(37,983)
Non-GAAP adjustments:
Depreciation (1)	6,907	1,443	14,072	2,916
Amortization and step-up:
Intangible amortization expense (2)	66,749	57,683	125,324	115,100
Amortization of debt discount and deferred financing costs (14)	5,248	5,710	10,817	11,622
Inventory step-up expense	—	(25)	—	90
Acquisition/divestiture-related costs (3)	47,103	1,200	47,097	2,546
Share-based compensation (4)	27,057	21,367	83,478	48,915
Loss on debt extinguishment (5)	17,254	11,878	17,254	17,464
Upfront, progress and milestones payments related to license and collaboration agreements (6)	3,000	4,000	3,000	6,000
Impairment of long-lived assets (7)	1,072	—	1,072	—
Drug substance harmonization costs (8)	—	234	290	314
Fees related to refinancing activities (9)	—	1,033	54	1,175
Loss on sale of assets (10)	—	10,963	—	10,963
Charges related to discontinuation of Friedreich’s ataxia program (11)	—	1,300	—	1,221
Litigation settlements (12)	—	1,000	—	1,000
Restructuring and realignment costs (13)	—	13	—	33
Total of pre-tax non-GAAP adjustments	174,390	117,799	302,458	219,359
Income tax effect of pre-tax non-GAAP adjustments (15)	(25,797)	(15,621)	(57,059)	(30,372)
Other non-GAAP income tax adjustments (16)	15,210	(1,452)	15,210	(1,452)
Total non-GAAP adjustments	163,803	100,726	260,609	187,535
Non-GAAP Net Income	$83,793	$95,606	$167,008	$149,552

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	192,705,535	185,327,383	191,426,864	178,866,391

Non-GAAP Earnings Per Share – Basic
GAAP loss per share – Basic	$(0.42)	$(0.03)	$(0.49)	$(0.21)
Non-GAAP adjustments	0.85	0.55	1.36	1.05
Non-GAAP earnings per share – Basic	$0.43	$0.52	$0.87	$0.84

Non-GAAP Net Income	$83,793	$95,606	$167,008	$149,552
Effect of assumed exchange of Exchangeable Senior Notes, net of tax	1,692	—	3,567	—
Numerator - non-GAAP Net Income	$85,485	$95,606	$170,575	$149,552

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	192,705,535	185,327,383	191,426,864	178,866,391
Ordinary share equivalents	21,838,670	7,897,507	22,084,476	7,658,133
Denominator - weighted average ordinary shares – Diluted	214,544,205	193,224,890	213,511,340	186,524,524

Non-GAAP Earnings Per Share – Diluted
GAAP loss per share – Diluted	$(0.42)	$(0.03)	$(0.49)	$(0.21)
Non-GAAP adjustments	0.85	0.55	1.36	1.05
Diluted earnings per share effect of ordinary share equivalents	(0.03)	(0.03)	(0.07)	(0.04)
Non-GAAP earnings per share – Diluted	$0.40	$0.49	$0.80	$0.80

(1)	Represents depreciation expense related to our property, equipment, software and leasehold improvements.

(2)

Intangible amortization expenses are associated with our intellectual property rights, developed technology and customer relationships related to TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL, RAYOS, PENNSAID 2%, VIMOVO and MIGERGOT.

(3)

Represents expenses, including legal and consulting fees, incurred in connection with our acquisitions and divestitures.  Costs recovered from subleases of acquired facilities and reimbursed expenses incurred under transition arrangements for divestitures are also reflected in this line item.  In addition, the three and six months ended June 30, 2020 amounts include the Curzion acquisition payment of $45.0 million, which was recorded as a research and development expense.

(4)

Represents share-based compensation expense associated with our stock option, restricted stock unit and performance stock unit grants to our employees and non-employee directors, and our employee share purchase plan.

(5)

During the six months ended June 30, 2020, we recorded a loss on debt extinguishment of $17.3 million in the condensed consolidated statements of comprehensive loss, which reflects the partial exchange of our Exchangeable Senior Notes.

During the six months ended June 30, 2019, we recorded a loss on debt extinguishment of $17.5 million in the condensed consolidated statements of comprehensive loss, which reflected the write-off of the deferred financing fees and debt discount fees related to the prepayment of $250.0 million of 2023 Senior Notes and term loan repayment of $300.0 million.

(6)

During the six months ended June 30, 2020, we recognized a $3.0 million progress payment in relation to the collaboration agreement with HemoShear Therapeutics, LLC, or HemoShear, which was subsequently paid in July 2020.  During the six months ended June 30, 2019, we recorded an upfront cash payment of $2.0 million and a $4.0 million progress payment in relation to the collaboration agreement with HemoShear.

(7)	During the three and six months ended June 30, 2020, we recorded an impairment charge of $1.1 million related to the Novato, California office lease, which was obtained through an acquisition.

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

(9)	Represents arrangement and other fees relating to our refinancing activities.

(10)	During the six months ended June 30, 2019, we recorded a loss of $11.0 million on the sale of our rights to MIGERGOT.

(11)	Represents expenses incurred relating to discontinuation of Friedreich’s ataxia program and a reduction to previous charges recorded.

(12)	We recorded $1.0 million of expense during the three months ended June 30, 2019 for litigation settlements.

(13)	Represents expenses, including severance costs and consulting fees, related to restructuring and realignment activities.

(14)	Represents amortization of debt discount and deferred financing costs associated with our debt.

(15)

Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment.

(16)

During the three months ended June 30, 2020, following the publication of the Anti-Hybrid Rules on April 8, 2020, we recorded a write off of a deferred tax asset related to certain interest expense accrued to a foreign related party during the year ended December 31, 2019 and recognized a corresponding one-time tax provision, resulting in a non-GAAP tax adjustment of $15.2 million.

During the three months ended June 30, 2019, we released a reserve related to an uncertain tax position in connection with an acquisition resulting in a non-GAAP tax adjustment of $1.5 million.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses on a GAAP basis in most fiscal years since our inception in June 2005 and, as of June 30, 2020, we had an accumulated deficit of $699.3 million.  We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines, including as a result of the commercial launch of TEPEZZA, but we believe these cost increases will be more than offset by higher net sales and gross profits in future periods.  Additionally, we expect that our research and development costs will increase as we acquire or develop more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes.

Following the highly successful launch of TEPEZZA, which has significantly exceeded expectations, we are in the process of expanding our production capacity to meet anticipated future demand for TEPEZZA.  As of June 30, 2020, we had total purchase commitments, including the minimum annual order quantities and binding firm orders, with AGC Biologics A/S (formerly known as CMC Biologics A/S) for TEPEZZA drug substance of €100.9 million ($113.4 million converted at an exchange rate as of June 30, 2020 of 1.1236), to be delivered through June 2022.  In addition, we had binding purchase commitments with Catalent Indiana, LLC for TEPEZZA drug product of $17.7 million, to be delivered through June 2021.  We expect to enter into additional purchase commitments in connection with our efforts to expand production capacity in order to meet this anticipated increase in demand.

During the second quarter of 2020, our accounts receivables increased significantly from $425.4 million as of March 31, 2020, to $543.8 million as of June 30, 2020. This increase was primarily due to the timing of receipts for TEPEZZA sales.  During the initial launch period, the payment terms for TEPEZZA have been extended and will then begin to decline following the implementation of the permanent J code for TEPEZZA on October, 1, 2020.  As a result, we expect that cash inflows from TEPEZZA sales will increase significantly beginning in the second half of 2020, and in particular, the fourth quarter of 2020.

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly or more dilutive.

On June 3, 2020, we issued a notice of redemption, or the Redemption Notice, for all our outstanding Exchangeable Senior Notes.  Pursuant to the Redemption Notice, on August 3, 2020, we were obligated to redeem any Exchangeable Senior Notes that had not been exchanged prior to such date at a redemption price in cash equal to 100% of the principal amount of such Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest, if any.  During the three months ended June 30, 2020, we issued an aggregate of 7,225,368 of our ordinary shares to noteholders as a result of exchanges of $207.0 million in aggregate principal amount of Exchangeable Senior Notes.  As of June 30, 2020, an aggregate principal amount of $193.0 million of Exchangeable Senior Notes were outstanding.

From July 1, 2020 through July 30, 2020, a total of $191.2 million in aggregate principal amount of Exchangeable Senior Notes were exchanged for an aggregate of 6,673,046 of our ordinary shares.  On August 3, 2020, we redeemed the remaining $1.7 million in aggregate principal amount of Exchangeable Senior Notes and made aggregate cash payments to the holders of such Exchangeable Senior Notes of $1.8 million.  As of the date of this Quarterly Report on Form 10-Q, there are no Exchangeable Senior Notes outstanding.  We expect to record a loss on debt extinguishment of approximately $15.0 million in the third quarter of 2020 relating to the Exchangeable Senior Notes outstanding as of June 30, 2020.

In February 2020, we purchased a three-building campus in Deerfield, Illinois, for total consideration and directly attributable transaction costs of $118.5 million.  The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space.  We expect to move to the Deerfield campus in the fourth quarter of 2020 and market our Lake Forest office for sub-lease.  We expect to make significant capital expenditures during 2020 in order to prepare the Deerfield campus for occupancy.  In addition, if we are unable to sub-lease our existing Lake Forest office at rental rates similar to the rates under our existing lease or at all, we would be obligated to continue paying substantial rental payments through the end of the lease term in 2031.

On April 1, 2020, we acquired Curzion, a privately held development-stage biopharma company, for a $45.0 million upfront cash payment and are obligated to make additional payments contingent on the achievement of development and regulatory milestones.  The $45.0 million was recorded as a research and development expense in the second quarter of 2020.

In April 2020, we entered into an agreement with S.R. One, Limited, or S.R. One, and an agreement with Lundbeckfond Invest A/S, or Lundbeckfond pursuant to which we acquired all of S.R. One’s and Lundbeckfond’s beneficial rights to proceeds from certain contingent future TEPEZZA milestone and royalty payments in exchange for a one-time payment of $55.0 million to each of the respective parties.  The total payments of $110.0 million were recorded as TEPEZZA developed technology intangible assets in the second quarter of 2020.

In July 2020, we invested as a strategic limited partner in two venture capital funds: Forbion Growth Opportunities Fund I C.V., or the Forbion Fund, and Aisling Capital V, LP, or the Aisling Fund.  We are committed to investing an aggregate $34.6 million in the two funds, comprising of a $20.0 million commitment to the Aisling Fund and a €13.0 million ($14.6 million when converted using a EUR-to-Dollar exchange rate at June 30, 2020 of 1.1236) commitment to the Forbion Fund, over each fund’s respective investment periods.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years.  As of June 30, 2020, we had $718.1 million in cash and cash equivalents and total debt with a book value of $1,176.8 million and principal value of $1,211.0 million.  We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next twelve months from the issuance of the financial statements in this Quarterly Report on Form 10-Q.  We do not have any financial covenants or non-financial covenants that we expect to be affected by the economic disruptions and negative effects of the COVID-19 pandemic on the financial environment.

As of the date of this Quarterly Report on Form 10-Q, following the exchange or redemption of the remaining Exchangeable Senior Notes, we had total debt outstanding with a principal value of $1,018.0 million.

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

During the six months ended June 30, 2020, we issued an aggregate of 4.0 million of our ordinary shares in connection with stock option exercises and the vesting of restricted stock units and performance stock units.  We received a total of $25.9 million in proceeds in connection with such stock option exercises.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Cash, cash equivalents and restricted cash	$721,687	$869,736
Cash provided by (used in):
Operating activities	37,008	147,436
Investing activities	(376,275)	(858)
Financing activities	(19,143)	(239,017)

Operating Cash Flows

During the six months ended June 30, 2020, net cash provided by operating activities of $37.0 million was primarily attributable to cash collections from gross sales, partially offset by payments made related to patient assistance costs for our inflammation segment medicines and government rebates for our orphan segment medicines, payments related to selling, general and administrative expenses and research and development expenses.

During the six months ended June 30, 2019, net cash provided by operating activities of $147.4 million was primarily attributable to cash collections from gross sales, partially offset by payments made during the six months ended June 30, 2019 related to patient assistance costs and commercial rebates for our inflammation segment medicines.

Investing Cash Flows

During the six months ended June 30, 2020, net cash used in investing activities of $376.3 million was primarily attributable to payments for acquisitions of $262.3 million which consist of $215.2 million of milestone payments associated with the acquisition of River Vision Development Corp., or River Vision, and our agreements with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc, or together referred to as Roche, with S.R. One and with Lundbeckfond and $45.0 million due to the acquisition of Curzion in the second quarter of 2020.  Additionally, $112.5 million was paid in the first quarter of 2020 in relation to the purchase of a three-building campus in Deerfield, Illinois.

During the six months ended June 30, 2019, net cash used in investing activities of $0.9 million was primarily attributable to the purchases of property and equipment of $6.9 million, partially offset by proceeds from the MIGERGOT transaction of $6.0 million.

Financing Cash Flows

During the six months ended June 30, 2020, net cash used in financing activities of $19.1 million was primarily attributable to payment of employee withholding taxes relating to share-based awards of $53.0 million, partially offset by the proceeds from the issuance of ordinary shares in connection with stock option exercises of $25.9 million.

During the six months ended June 30, 2019, net cash used in financing activities of $239.0 million was primarily attributable to the repayment of $300.0 million of the outstanding principal amount of term loans under our Credit Agreement, redemption of $250.0 million of our 2023 Senior Notes and an early redemption premium of $8.3 million, partially offset by net proceeds from the issuance of ordinary shares of $326.8 million.

Financial Condition as of June 30, 2020 compared to December 31, 2019

Accounts receivable, net.  Accounts receivable, net, increased $135.1 million, from $408.7 million as of December 31, 2019 to $543.8 million as of June 30, 2020.  The increase was primarily due to the timing of receipts of accounts receivable for TEPEZZA sales.  During the initial launch period, the payment terms for TEPEZZA have been extended and will then begin to decline following the implementation of the permanent J code for TEPEZZA on October 1, 2020.

Inventories, net.  Inventories, net, increased $12.3 million, from $53.8 million as of December 31, 2019 to $66.1 million as of June 30, 2020.  The increase was primarily related to the increases of KRYSTEXXA and TEPEZZA inventory held.

Prepaid expenses and other current assets.  Prepaid expenses and other current assets increased $13.9 million, from $143.6 million as of December 31, 2019 to $157.5 million as of June 30, 2020.  The increase was primarily due to an increase in advance payments for TEPEZZA inventory of $17.3 million.

Property and equipment, net.  Property and equipment, net, increased $108.7 million, from $30.1 million as of December 31, 2019 to $138.8 million as of June 30, 2020.  In February 2020, we purchased a three-building campus in Deerfield, Illinois, for total consideration and directly attributable transaction costs of $118.5 million.

Developed technology and other intangible assets, net.  Developed technology and other intangible assets, net, increased $188.5 million, from $1,702.6 million as of December 31, 2019 to $1,891.1 million as of June 30, 2020. During the six months ended June 30, 2020, in connection with the acquisition of River Vision and our agreements with Roche, S.R. One and Lundbeckfond, we capitalized $313.9 million of developed technology related to TEPEZZA.  This was partially offset by amortization of developed technology of $125.3 million during the six months ended June 30, 2020.

Exchangeable Senior Notes.  On June 3, 2020, we issued the Redemption Notice for all of our outstanding Exchangeable Senior Notes with a redemption date of August 3, 2020.  As of June 30, $207.0 million in aggregate principal amount of Exchangeable Senior Notes were exchanged.   As of June 30, 2020, an aggregate principal amount of $193.0 million of Exchangeable Senior Notes were outstanding, which was partially offset by $18.5 million of unamortized debt discount on the consolidated balance sheet.  The remaining carrying amount of $174.5 million was reclassified to short-term debt as of June 30, 2020. See Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

Accounts payable.  Accounts payable increased $84.5 million, from $21.5 million as of December 31, 2019 to $106.0 million as of June 30, 2020.  This increase was primarily due to the timing of invoices received including an increase of $35.8 million in accounts payable related to co-pay and patient assistance costs, $17.6 million in accounts payable related to commercial rebates and wholesaler fees and $10.5 million in accounts payable related to government rebates.

Accrued expenses.  Accrued expenses increased $180.3 million, from $235.2 million as of December 31, 2019 to $415.5 million as of June 30, 2020.  As of June 30, 2020, we recorded a liability of $98.7 million in accrued expenses representing net sales milestones for TEPEZZA, composed of $67.0 million in relation to the expected future attainment of various net sales milestones payable under the acquisition agreement for River Vision and CHF30.0 million ($31.7 million when converted using a CHF-to-Dollar exchange rate as of June 30, 2020 of 1.0556) in relation to the expected future attainment of various net sales milestones payable to Roche.  The timing of the payments is dependent on when the applicable milestone thresholds are attained.  We recorded a corresponding amount of $98.7 million as a finite lived intangible asset representing the developed technology for TEPEZZA on the condensed consolidated balance sheet as of June 30, 2020. Additionally, income taxes payable increased by $63.9 million primarily due to the mix of pre-tax income and losses incurred in various tax jurisdictions.

Accrued trade discounts and rebates.  Accrued trade discounts and rebates decreased $177.8 million, from $466.4 million as of December 31, 2019 to $288.6 million as of June 30, 2020.  This was primarily due to a decrease of $111.3 million in accrued co-pay and other patient assistance costs primarily due to lower utilization of our patient assistance programs, the impact of generic competition on VIMOVO sales and the timing of co-pay payments, a $61.5 million decrease in accrued commercial rebates and wholesaler fees primarily due to an increased proportion of orphan segment medicines sold and the impact of generic competition on VIMOVO sales and a $5.0 million decrease in accrued government rebates and chargebacks.

Contractual Obligations

During the six months ended June 30, 2020, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for our entry into the following commitments described below.

On April 1, 2020, we acquired Curzion for a $45.0 million upfront cash payment and are obligated to make additional payments contingent on the achievement of development and regulatory milestones.  The $45.0 million was recorded as a research and development expense in the second quarter of 2020.

In April 2020, we entered into an agreement with S.R. One and an agreement with Lundbeckfond pursuant to which we acquired all of S.R. One’s and Lundbeckfond’s beneficial rights to proceeds from certain contingent future TEPEZZA milestone and royalty payments in exchange for a one-time payment of $55.0 million to each of the respective parties.  The total payments of $110.0 million were recorded as TEPEZZA developed technology intangible assets in the second quarter of 2020.  As a result of our agreements with S.R. One and Lundbeckfond in April 2020, our remaining net obligations to make TEPEZZA payments to the former stockholders of River Vision was reduced by approximately 70.25%, after including payments to a third party.

In July 2020, we invested as a strategic limited partner in two venture capital funds:  Forbion Fund and the Aisling Fund.  We are committed to investing an aggregate $34.6 million in the two funds, comprising of a $20.0 million commitment to the Aisling Fund and a €13.0 million ($14.6 million when converted using a EUR-to-Dollar exchange rate at June 30, 2020 of 1.1236) commitment to the Forbion Fund, over each fund’s respective investment periods.

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

During the six months ended June 30, 2020, there have been no significant changes in our application of our critical accounting policies.

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

Interest Rate Risk.  We are subject to interest rate fluctuation exposure through our borrowings under our Credit Agreement and our investment in money market accounts which bear a variable interest rate.  Term loans under our Credit Agreement bear interest, at our option, at a rate equal to the London Inter-Bank Offered Rate, or LIBOR, plus 2.25% per annum (subject to a 0.00% LIBOR floor), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%.  The loans under our incremental revolving credit facility (the “Revolving Credit Facility”) bear interest, at our option, at a rate equal to either LIBOR plus an applicable margin of 2.25% per annum (subject to a LIBOR floor of 0.00%), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  Our approximately $418.0 million of senior secured term loans under the Credit Agreement is based on LIBOR.  As of June 30, 2020, the Revolving Credit Facility was undrawn.  The one-month LIBOR rate as of July 31, 2020, which was the most recent date the interest rate on the term loan was fixed, was 0.19%, and as a result, the interest rate on our borrowings is currently 2.44% per annum.  Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, intends to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR.

An increase in the LIBOR of 100 basis points above the current LIBOR rate would increase our interest expense related to the Credit Agreement by $4.18 million per year.

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

Credit Risk.  Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of June 30, 2020 and December 31, 2019, our top four customers accounted for approximately 92% and 84%, respectively, of our total outstanding accounts receivable balances.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  During the quarter ended June 30, 2020, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The COVID-19 global pandemic could adversely impact our business, including the commercialization of our medicines, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.*

On March 11, 2020, the World Health Organization made the assessment that a novel strain of coronavirus, which causes the COVID-19 disease, can be characterized as a pandemic.  The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions).  Similarly, the Irish government has limited gatherings of people and encouraged employees to work from their homes, and may implement more aggressive policies in the future.  In addition, in mid-March 2020 we implemented work-from-home policies for all employees and moved to a “virtual” model with respect to our physician, patient and partner support activities.  As certain U.S. states have started to reduce restrictions, we are seeing physician offices beginning to reopen, which reopening varies on a state-by-state basis. As a result, our sales representatives in some areas have transitioned to being back out in the field and are working on ways to re-engage patients and physicians.  However, as COVID-19 cases have increased in certain areas, certain U.S. states have started to reimplement restrictions and we have seen some physician offices re-establish limits on in-person visits.  Restrictions in response to COVID-19 may continue to fluctuate in U.S. states and other geographies and we cannot guarantee that additional U.S. states that have previously reduced restrictions will not reimplement them or that other states will reduce restrictions in the near-term. The effects of government actions and our policies and those of third parties to reduce the spread of COVID-19 may negatively impact productivity and our ability to market and sell our medicines, cause disruptions to our supply chain and ongoing and future clinical trials and impair our ability to execute our business development strategy.  These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

The commercialization of our medicines has been adversely impacted by COVID-19 and actions taken to slow its spread.  For example, patients have postponed visits to healthcare provider facilities, certain healthcare providers have temporarily closed their offices or are restricting patient visits, healthcare provider employees may become generally unavailable and there could be disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for our medicines to be prescribed, reimbursed and administered to patients.  We also cannot predict how effective our virtual patient, physician and partner support initiatives will be with respect to marketing and supporting the administration and reimbursement of our medicines, or when we will be able to resume in-person sales and marketing activities.

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

In addition, our clinical trials may be affected by COVID-19.  Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have started to slow or stop further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

The spread of COVID-19 and actions taken to reduce its spread may also materially affect us economically.  As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.  If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly or more dilutive.  While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position or our business development activities.

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
•

the extent and duration of the COVID-19 pandemic, including the extent to which physicians and patients delay visits or writing or filling prescriptions for our medicines, the extent to which operations of healthcare facilities, including infusion centers, are reduced and the length of time and the extent to which our sales force must continue operating in a virtual model;

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

The COVID-19 pandemic and actions taken to slow its spread has had and will continue to have a negative impact on sales of our medicines.  For example, in March 2020 we transitioned our sales force to a virtual model such that they no longer had in-person interactions with healthcare professionals and while we have been working on ways to re-engage patients and physicians as certain U.S. states have started to reduce restrictions, the virtual model is still being used.  While we have attempted to maintain the effectiveness of our sales and marketing efforts in the virtual model, it may not be as effective as in-person interactions in terms of conveying key information about our medicines or aiding physicians and their staff in prescribing and helping their patients obtain reimbursement for our medicines.  Many physicians, in particular in primary care practices that prescribe our inflammation segment medicines, have reduced their operations in light of COVID-19, including delaying patient visits and writing new prescriptions, and we expect this to negatively impact sales in our inflammation segment.  Similarly, many patients have deferred non-essential visits to healthcare providers, which has had a negative impact on prescriptions being written and filled.  For example, due to reduced willingness of patients to visit physician offices and infusion centers, sales of KRYSTEXXA have been negatively impacted, and we expect this impact to continue in future quarters until healthcare activities and patient visits return to normal levels.  It is also possible that a prolonged period of “shelter-in-place” orders and social distancing behaviors and the associated reduction of physician office visits could force various healthcare practices to permanently close or to consolidate with larger practices or healthcare groups, which could cause us to lose previously-established physician relationships.  We cannot predict how long the COVID-19 pandemic will continue to negatively impact sales of our medicines and we expect that even after government-mandated restrictions are lifted, our sales force activities, healthcare provider operations and patients’ willingness to visit healthcare facilities will continue to be limited.

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

With respect to our rare disease medicines, TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI and ACTIMMUNE, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for label expansion and more effective use through clinical trials.  Our commercialization strategy for TEPEZZA has four components:  (i) driving early uptake by continuing to define the role of TEPEZZA in the treatment of thyroid eye disease, or TED, and getting uptake from treating physicians; (ii) continuing to develop the TED market by driving awareness of the disease severity and benefits of treatment, educating the appropriate treating physicians on the urgency to diagnose and treat TED and continuing to drive patients’ awareness of TED; (iii) supporting TEPEZZA with our comprehensive approach that includes a high-touch, patient-centric model; and (iv) facilitating patient and physician access to TEPEZZA.  Our strategy with respect to KRYSTEXXA includes existing rheumatology account growth, new rheumatology account growth and accelerating nephrology growth, as well as development efforts to enhance response rates through combination treatment with methotrexate and to shorten the infusion time.  With respect to RAVICTI and PROCYSBI, our strategy includes accelerating the transition of patients from first-generation therapies, increasing the diagnosis of the associated rare conditions through patient and physician outreach; and increasing compliance rates.

We are focusing a significant portion of our commercial activities and resources on TEPEZZA, and we believe our ability to grow our long-term revenues, and a significant portion of the value of our company, relates to our ability to successfully commercialize TEPEZZA in the United States.  As a newly-launched medicine for a disease that had no previously-approved treatments, successful commercialization of TEPEZZA is subject to many risks.  There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.  While we have established our commercial team and U.S. sales force, we will need to further train and develop the team in order to successfully commercialize TEPEZZA.  There are many factors that could cause the launch and commercialization of TEPEZZA to be unsuccessful, including a number of factors that are outside our control.  Because no medicine has previously been approved by the FDA for the treatment of TED, it is especially difficult to estimate TEPEZZA’s market potential or the time it will take to increase patient and physician awareness of TED and change current treatment paradigms.  For example, shortly after the launch of TEPEZZA, we transitioned our sales force to a virtual model in light of the COVID-19 pandemic, which, combined with physicians generally reducing their own availability, has made it more challenging to execute on our strategy to educate physicians about TEPEZZA and the treatment of TED.  In addition, some physicians that are potential prescribers of TEPEZZA do not have the necessary infusion capabilities to administer the medicine and may not otherwise be able or willing to refer their patients to third-party infusion centers, which may discourage them from treating their patients with TEPEZZA.  The commercial success of TEPEZZA depends on the extent to which patients and physicians accept and adopt TEPEZZA as a treatment for TED.  For example, if the patient population suffering from TED is smaller than we estimate, if it proves difficult to identify TED patients or educate physicians as to the availability and potential benefits of TEPEZZA, or if physicians are unwilling to prescribe or patients are unwilling to take TEPEZZA, the commercial potential of TEPEZZA will be limited.  We also do not know how physicians, patients and payers will respond to the pricing of TEPEZZA.  Physicians may not prescribe TEPEZZA and patients may be unwilling to use TEPEZZA if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost.  Further, the status of reimbursement codes for TEPEZZA could also affect reimbursement.  J codes, Q codes and C codes are reimbursement codes maintained by the Centers for Medicare & Medicaid Services, or CMS, that are typically used to report injectable drugs that ordinarily cannot be self-administered.  While CMS assigned a permanent, product-specific J code for TEPEZZA on July 9, 2020, this J code does not become effective until October 1, 2020. Until the product-specific J code become effective, TEPEZZA will be reimbursed through a non-specific miscellaneous J code.  The non-specific miscellaneous J code is used for a wide variety of products and health plans may have more difficulty determining the actual product used and billed for the patient.  As a result, these claims must often be submitted with additional information and manually processed, which can create delays in claims processing times as well as increasing the likelihood for claim errors.  These delays and claims errors may in turn slow adoption of TEPEZZA until a product-specific reimbursement code becomes effective.  Thus, significant uncertainty remains regarding the commercial potential of TEPEZZA.  If the launch or commercialization of TEPEZZA is unsuccessful or perceived as disappointing, the price of our ordinary shares could decline significantly and long-term success of the medicine and our company could be harmed.

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

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biopharma company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights.  We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights.  In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities.  As of June 30, 2020, we had approximately 450 sales representatives in the field, consisting of approximately 200 orphan disease sales representatives (including approximately 50 TEPEZZA sales representatives) and 250 inflammation sales representatives.  We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming.  We also cannot be certain that we will be able to continue to successfully develop this capability.

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

As a result of the evolving role of various constituents in the prescription decision making process, we focus on hiring sales representatives for our inflammation segment medicines with successful business to business experience.  For example, we have faced challenges due to pharmacists switching a patient’s intended prescription from DUEXIS to a generic or over-the-counter brand of their active ingredients, despite such substitution being off-label in the case of DUEXIS.  We have faced similar challenges for PENNSAID 2% and RAYOS with respect to generic brands.  While we believe the profile of our representatives is suited for this environment, we cannot be certain that our representatives will be able to successfully protect our market for PENNSAID 2%, DUEXIS and RAYOS or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills.  We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel.  To the extent we rely on additional third parties to commercialize any approved medicines, we may receive less revenue than if we commercialized these medicines ourselves.  In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts.  In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization, we may not be able to commercialize our medicines and medicine candidates and execute on our business plan.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality.  For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program.  As concerns continue to grow over the need for tighter oversight, there remains the possibility that the Health Resources and Services Administration or another agency under the U.S. Department of Health and Human Services, or HHS, will propose a similar regulation or that Congress will explore changes to the 340B program through legislation.  For example, a bill was introduced in 2018 that would require hospitals to report their low-income utilization of the program.  Further, the CMS issued a final rule in 2018 that implemented civil monetary penalties for manufacturers who exceeded the ceiling price methodology for a covered outpatient drug when selling to a 340B covered entity.  Pursuant to the final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis.  Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program.  With respect to KRYSTEXXA, the “additional rebate” scheme of the 340B pricing rules, as applied to the historical pricing of KRYSTEXXA both before and after we acquired the medicine, have resulted in a 340B ceiling price of one penny.  A material portion of KRYSTEXXA prescriptions (normally in the range of 15 percent to 20 percent) are written by healthcare providers that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales of KRYSTEXXA.  The CMS had also finalized a proposal in calendar years 2018, 2019 and 2020 that would revise the Medicare hospital outpatient prospective payment system by creating a new, significantly reduced reimbursement methodology for drugs purchased under the 340B program for Medicare patients at hospital and other settings. That policy is currently undergoing litigation.

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

We may also experience pressure from payers as well as state and federal government authorities concerning certain promotional approaches that we may implement such as our HorizonCares program or any other co-pay programs.  Certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs.  Some state legislatures have been considering proposals that would restrict or ban co-pay coupons for branded drugs.  For example, legislation was signed into law in California that would limit the use of co-pay coupons in cases where a lower cost generic drug is available and if individual ingredients in combination therapies are available over the counter at a lower cost.  It is possible that similar legislation could be proposed and enacted in additional states.  Additionally, numerous organizations, including pharmaceutical manufacturers, have been subject to ongoing litigation, enforcement actions and settlements related to their patient assistance programs and support.  If we are unsuccessful with our HorizonCares program or any other co-pay programs, or we alternatively are unable to secure expanded formulary access through additional arrangements with PBMs or other payers, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors.  We may also experience financial pressure in the future which would make it difficult to support investment levels in areas such as managed care contract rebates, HorizonCares and other access tools.

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

We rely on AGC Biologics A/S (formerly known as CMC Biologics A/S), or AGC Biologics, as our exclusive manufacturer of the TEPEZZA drug substance and Catalent Indiana, LLC, or Catalent, for TEPEZZA drug product.  Following the highly successful launch of TEPEZZA, which has significantly exceeded expectations, we are in the process of expanding our production capacity to meet anticipated future demand for TEPEZZA.  If AGC Biologics failed to supply TEPEZZA drug substance or Catalent failed to supply TEPEZZA drug product or either manufacturer was otherwise unable to meet our volume requirements due to unexpected market demand for TEPEZZA, it may lead to TEPEZZA supply constraints.  We rely on NOF Corporation, or NOF, as our exclusive supplier of the PEGylation agent that is a critical raw material in the manufacture of KRYSTEXXA.  If NOF failed to supply such PEGylation agent, it may lead to KRYSTEXXA supply constraints.  A key excipient used in PENNSAID 2% as a penetration enhancer is dimethyl sulfoxide, or DMSO.  We and Nuvo, our exclusive supplier of PENNSAID 2%, rely on a sole proprietary form of DMSO for which we maintain a substantial safety stock.  However, should this supply become inadequate, damaged, destroyed or unusable, we and Nuvo may not be able to qualify a second source.  We rely on an exclusive supply agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim Biopharmaceuticals, for manufacturing and supply of ACTIMMUNE.  ACTIMMUNE is manufactured by starting with cells from working cell bank samples which are derived from a master cell bank.  We and Boehringer Ingelheim Biopharmaceuticals separately store multiple vials of the master cell bank.  In the event of catastrophic loss at our or Boehringer Ingelheim Biopharmaceuticals’ storage facility, it is possible that we could lose multiple cell banks and have the manufacturing capacity of ACTIMMUNE severely impacted by the need to substitute or replace the cell banks.

If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities.  For example, BASF Corporation, or BASF, our manufacturer of one of the APIs in DUEXIS, ibuprofen in a direct compression blend called DC85, previously notified us that it was not able to supply DC85 due to a technical issue at its manufacturing facility in Bishop, Texas during 2018.  BASF have since resolved the technical issue and its manufacturing facility has returned to full operation.  BASF is continuing to supply DC85 to us and we consider our DUEXIS inventory on hand to be sufficient to meet current and future commercial requirements; however, we currently do not have a supply agreement with BASF for DC85 and cannot guarantee we will be able to enter into a new supply agreement.  In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel.  If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our medicines or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our medicines, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our medicines.  To the extent any third-party manufacturers that we engage with respect to our medicines are different from those currently being used for commercial supply in the United States, the FDA will need to approve the facilities of those third-party manufacturers used in the manufacture of our medicines prior to our sale of any medicine using these facilities.

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

Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED.  While these therapies have not proved effective in treating the underlying disease, and carry with them significant side effects, their off-label use could reduce or delay treatment in the addressable patient population for TEPEZZA.  Immunovant Inc. is also conducting Phase 2 clinical studies of a medicine candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy.  While KRYSTEXXA faces limited direct competition, a number of competitors have medicines in Phase 1 or Phase 2 trials, including Selecta Biosciences Inc., or Selecta, which has presented Phase 2 clinical data and is conducting a six-month trial comparing their candidate that uses an immunomodulator to KRYSTEXXA alone.  In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this candidate.  RAVICTI could face competition from a few medicine candidates that are in early-stage development, including a gene-therapy candidate by Ultragenyx Pharmaceutical Inc., a generic taste-masked formulation option of BUPHENYL by ACER Therapeutics Inc., and an enzyme replacement for a specific UCD subtype (ARG) by Aeglea Bio Therapeutics Inc.  PROCYSBI faces competition from Cystagon (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis and Cystaran (cysteamine ophthalmic solution) for treatment of corneal crystal accumulation in patients with cystinosis.  Additionally, we are also aware that AVROBIO, Inc. has an early-stage gene therapy candidate in development for the treatment of cystinosis.  PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2%.  The generic version of Voltaren Gel is the market leader in the topical NSAID category.  Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician.  DUEXIS faces competition from other NSAIDs, including Celebrex®, marketed by Pfizer Inc., and celecoxib, a generic form of the medicine marketed by other pharmaceutical companies.  DUEXIS also faces significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers.  Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS, despite such substitution being off-label in the case of DUEXIS.  Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe PENNSAID 2% or DUEXIS, those prescriptions may not result in sales.  If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS, sales of PENNSAID 2% and DUEXIS may suffer despite any success we may have in promoting PENNSAID 2% or DUEXIS to physicians.  In addition, other medicine candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known or FDA approved, may be developed and compete with DUEXIS in the future.

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

On February 27, 2020, following a judgment in federal court invalidating certain patents covering VIMOVO, Dr. Reddy’s launched a generic version of VIMOVO in the United States.  While patent litigation against Dr. Reddy’s for infringement continues on additional patents in the New Jersey District Court, we now face generic competition for VIMOVO, which has negatively impacted net sales of VIMOVO in 2020. As a result, we have repositioned our promotional efforts previously directed to VIMOVO to the other inflammation segment medicines and expect that our VIMOVO net sales will continue to decrease in future periods.

Patent litigation is currently pending in the United States District Court for the District of Delaware and the United States District Court of New Jersey against Alkem Laboratories, Inc., or Alkem, and Teva Pharmaceuticals USA, Inc., or Teva USA, respectively, who each intend to market a generic version of DUEXIS prior to the expiration of certain of our patents listed in the Orange Book.  These cases arise from Paragraph IV Patent Certification notice letters from Alkem and Teva USA advising they had filed an ANDA with the FDA seeking approval to market a generic version of DUEXIS before the expiration of the patents-in-suit.

If we are unsuccessful in any of the PENNSAID 2% cases or DUEXIS cases, we will likely face generic competition with respect to PENNSAID 2% and/or DUEXIS and sales of PENNSAID 2% and/or DUEXIS will be substantially harmed.

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

Part of our commercial strategy to increase adoption and access to our medicines in the face of these incentives to use generic alternatives is to offer physicians the opportunity to have eligible patients fill prescriptions through independent pharmacies participating in our HorizonCares patient assistance program, including shipment of prescriptions to patients.  We also have contracted with a third-party prescription clearinghouse that offers physicians a single point of contact for processing prescriptions through these independent pharmacies, reducing physician administrative costs, increasing the fill rates for prescriptions and enabling physicians to monitor refill activity.  Through HorizonCares, financial assistance may be available to reduce eligible patients’ out-of-pocket costs for prescriptions filled.  Because of this assistance, eligible patients’ out-of-pocket cost for our medicines when dispensed through HorizonCares may be significantly lower than such costs when our medicines are dispensed outside of the HorizonCares program.  However, to the extent physicians do not direct prescriptions currently filled through traditional pharmacies, including those associated with or controlled by PBMs, to pharmacies participating in our HorizonCares program, we may experience a significant decline in PENNSAID 2% and DUEXIS prescriptions.  Our ability to increase utilization of our patient assistance programs will depend on physician and patient awareness and comfort with the programs, and we do not control whether physicians will ultimately use our patient assistance programs to prescribe our medicines or whether patients will agree to receive our medicines through our HorizonCares program.  In addition, the HorizonCares program is not available to federal health care program (such as Medicare and Medicaid) beneficiaries.  We have also contracted with certain PBMs and other payers to secure formulary status and reimbursement for certain of our inflammation segment medicines, which generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.  While we have business relationships with two of the largest PBMs, Express Scripts, Inc., or Express Scripts, and CVS Caremark, as well as rebate agreements with other PBMs, and we believe these agreements will secure formulary status for certain of our medicines, we cannot guarantee that we will be able to agree to terms with other PBMs and other payers, or that such terms will be commercially reasonable to us.  Despite our agreements with PBMs, the extent of formulary status and reimbursement will ultimately depend to a large extent upon individual healthcare plan formulary decisions.  If healthcare plans that contract with PBMs with which we have agreements do not adopt formulary changes recommended by the PBMs with respect to our medicines, we may not realize the expected access and reimbursement benefits from these agreements.  In addition, we generally pay higher rebates for prescriptions covered under plans that adopt a PBM-chosen formulary than for plans that adopt custom formularies.  Consequently, the success of our PBM contracting strategy will depend not only on our ability to expand formulary adoption among healthcare plans, but also upon the relative mix of healthcare plans that have PBM-chosen formularies versus custom formularies.  If we are unable to realize the expected benefits of our contractual arrangements with the PBMs we may continue to experience reductions in net sales from our inflammation segment medicines and/or reductions in net pricing for our inflammation segment medicines due to increasing patient assistance costs.  If we are unable to increase adoption of HorizonCares for filling prescriptions of our medicines and to secure formulary status and reimbursement through arrangements with PBMs and other payers, particularly with healthcare plans that use custom formularies, our ability to achieve net sales growth for our inflammation segment medicines would be impaired.

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

The HorizonCares program may implicate certain federal and state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, healthcare kickbacks, tortious interference with patient contracts and statutory or common law fraud.  We have a comprehensive compliance program in place to address adherence with various laws and regulations relating to the selling, marketing and manufacturing of our medicines, as well as certain third-party relationships, including pharmacies.  Specifically, with respect to pharmacies, the compliance program utilizes a variety of methods and tools to monitor and audit pharmacies, including those that participate in the HorizonCares program, to confirm their activities, adjudication and practices are consistent with our compliance policies and guidance.  Despite our compliance efforts, to the extent the HorizonCares program is found to be inconsistent with applicable laws or the pharmacies that participate in our patient assistance programs do not comply with applicable laws, we may be required to restructure or discontinue such programs, terminate our relationship with certain pharmacies, or be subject to other significant penalties.  In November 2015, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents and information related to our patient assistance programs and other aspects of our marketing and commercialization activities.  We are unable to predict how long this investigation will continue or its outcome, but we have incurred and anticipate that we may continue to incur significant costs in connection with the investigation, regardless of the outcome.  We may also become subject to similar investigations by other governmental agencies or Congress.  The investigation by the U.S. Attorney’s Office and any additional investigations of our patient assistance programs and sales and marketing activities may result in significant damages, fines, penalties, exclusion, additional reporting requirements and/or oversight or other administrative sanctions against us.

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

We have experienced growth and expanded the size of our organization substantially in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity.  As of June 30, 2020, we employed approximately 1,225 full-time employees, including approximately 450 sales representatives, representing a substantial change to the size of our organization.  We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives.  Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

We have also broadened our acquisition strategy to include development-stage assets or programs, which entails additional risk to us.  For example, if we are unable to identify programs that ultimately result in approved medicines, we may spend material amounts of our capital and other resources evaluating, acquiring and developing medicines that ultimately do not provide a return on our investment.  We have less experience evaluating development-stage assets and may be at a disadvantage compared to other entities pursuing similar opportunities.  Regardless, development-stage programs generally have a high rate of failure and we cannot guarantee that any such programs will ultimately be successful.  While we have significantly enhanced our research and development function over the last two years, we may need to enhance our clinical development and regulatory functions to properly evaluate and develop earlier-stage opportunities, which may include recruiting personnel that are knowledgeable in therapeutic areas we have not yet pursued.  If we are unable to acquire promising development-stage assets or eventually obtain marketing approval for them, we may not be able to create a meaningful pipeline of new medicines and eventually realize a return on our investments.

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

The IRS may not agree with our conclusion that our parent company should be treated as a foreign corporation for U.S. federal income tax purposes following the combination of the businesses of Horizon Pharma, Inc., or HPI, our predecessor, and Vidara Therapeutics International Public Limited Company, or Vidara.

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

On April 8, 2020, the U.S. Treasury published in the Federal Register additional Proposed Regulations relating to Section 267A of the Code, conduit financing rules and the treatment of certain payments under the GILTI provisions.  On July 9, 2020, the U.S. Treasury issued Final Regulations on the deduction for GILTI and “foreign derived intangible income” or FDII.  On July 28, 2020, the U.S. Treasury issued Final Regulations under Section 163(j) of the Code relating to tax deductions for business interest expense and additional Proposed Regulations that provide guidance on various business interest expense deduction limitation issues not addressed in the Final Regulations.  We are currently in the process of assessing these Final and Proposed Regulations and the potential impact on us.  We do not expect these Final and Proposed Regulations to have a material impact on our effective tax rate.

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

The healthcare system is highly regulated in the United States and, as a biopharma company that participates in government-regulated healthcare programs, we are subject to complex laws and regulations.  If we are found to be in violation of any of these laws or any other federal or state regulations, we may be subject to significant civil and/or criminal penalties, damages, fines, exclusion, additional reporting requirements and/or oversight from federal health care programs and the restructuring of our operations.  Any of these could have a material adverse effect on our business and financial results.   Any action against us for violation of these laws, even if we ultimately are successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business.

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA.  Since January 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA.  While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, and eliminating the implementation of certain ACA-mandated fees, and increasing the manufacturer coverage gap discount that is owed by pharmaceutical manufacturers of branded drugs and biosimilars who participate in Medicare Part D.  In particular, the Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.  On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall or early 2021 due to effects of COVID-19.  It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

In addition, drug pricing by pharmaceutical companies in the United States has come under increased scrutiny.  Specifically, there have been several recent state and U.S. congressional inquiries, proposed federal and state legislation and state laws enacted to, among other things, bring more transparency to drug pricing by requiring drug companies subject to these laws to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increases, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies.  This scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.  For example, legislation signed into law in 2017 in California requires drug manufactures to provide advance notice and explanation to state regulators, health plans and insurers and PBMs for price increases of more than 16% over two years, or 10% within one year.  At the federal level, the President’s budget proposal for the fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  These principles build upon the Trump administration’s previously released “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs”, or Blueprint.  The Blueprint contained several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent.  HHS has solicited feedback on some of these measures and has implemented others under its existing authority.  For example, in June 2020, the U.S. House of Representatives passed a bill, H.R. 1425, “Patient Protection and Affordable Care Advancement Act”, which proposes to utilize international price referencing metrics for Medicare reimbursement.  Additionally, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and PBMs; and one that reduces costs of insulin and injectable epinephrine to patients of federally qualified health centers.  Although some of these and other measures may require additional regulation or legislation to become effective, Congress and the Trump Administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs.  In addition, Presidential candidate Biden’s campaign has recently indicated that if candidate Biden is elected, he would direct Medicare to negotiate drug prices using international prices as a reference.

In May 2019, CMS continued to implement proposals from the administration’s Blueprint by issuing a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020.  This final rule codified CMS’s policy change that was effective January 1, 2019.  In addition, certain governmental initiatives, if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D.  Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  The majority of our medicines are purchased by private payers, and much of the focus of pending legislation is on government program reimbursement.  The federal government has also advanced proposals to establish pathways for importation of certain drugs and several states have taken action to implement importation plans or introduce legislation to do so.  In December 2019, the Further Consolidated Appropriations Act was signed into law which included the Creating and Restoring Equal Access to Equivalent Samples Act, or CREATES Act.  The CREATES Act allows generic drug manufacturers to bring suit against a brand name manufacturer to compel the provision of brand samples if the generic manufacturer has made a request for samples and the brand manufacturer fails to deliver sufficient quantities of the sample on commercially reasonable, market-based terms within 31 days of receipt of the request.  The United States Senate has also renewed interest in drug pricing legislation that redesigns Medicare Part D and makes changes to Medicare Part B and Medicaid.  Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  Additionally, it is possible that additional governmental action is taken to address the COVID-19 pandemic.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

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

Compliance with these laws, including the development of a comprehensive compliance program, is difficult, costly and time consuming.  Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws.  Moreover, state governmental agencies may propose or enact laws and regulations that extend or contradict federal requirements.  These risks may be increased where there are evolving interpretations of applicable regulatory requirements, such as those applicable to manufacturer co-pay programs.  Pharmaceutical manufacturer co-pay programs, including pharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations, are the subject of ongoing litigation, enforcement actions and settlements (involving other manufacturers and to which we are not a party) and evolving interpretations of applicable regulatory requirements and certain state laws, and any change in the regulatory or enforcement environment regarding such programs could impact our ability to offer such programs.  Other recent legislation and regulatory policies contain provisions that disincentivizes the use of co-pay coupons by requiring their value to be included in average sales price or best price calculations, potentially lowering reimbursement for drugs with a high use of copay coupons in Medicare Part B and Medicaid.  If we are unsuccessful with our co-pay programs, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors, or be subject to significant penalties.  We are engaged in various business arrangements with current and potential customers, and we can give no assurance that such arrangements would not be subject to scrutiny under such laws, despite our efforts to properly structure such arrangements.  Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend our business activities against enforcement or litigation.  Further, we cannot give any assurances that prior business activities or arrangements of other companies that we acquire will not be scrutinized or subject to enforcement or litigation.  If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have an impact on our business, including the imposition of civil, criminal and administrative sanctions, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

There has also been a trend of increased federal and state regulation of payments made to physicians and other healthcare providers.  The ACA, among other things, imposed reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.  In November 2019, HHS published a final 2020 Physician Fee Schedule rule which for calendar year 2021, expands the definition of “covered recipients” for which reporting of payments and transfers made during the previous year is required to be submitted beginning in 2022, to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives.  Failure to submit required information may result in significant civil monetary penalties.

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

In addition, our clinical trials may be affected by COVID-19.  Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have started to slow or stop further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.*

We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business.  The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks.  Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public.  Cyberattacks are increasing in their frequency, sophistication and intensity.  Cyberattacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability.  Changes in how our employees work and access our systems during the current COVID-19 pandemic could lead to additional opportunities for bad actors to launch cyberattacks or for employees to cause inadvertent security risks or incidents.  Our business partners face similar risks and any security breach of their systems could adversely affect our security posture.  A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue.  The effects of a security breach or privacy violation could be further amplified during the current COVID-19 pandemic.  Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property.

Despite significant efforts to create security barriers to the above described threats, it is impossible for us to entirely mitigate these risks.  We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred.  In addition, an accidental or intentional cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, fines imposed by regulators, lost revenues due to decrease in customer trust and network downtime, increases in insurance premiums due to cybersecurity incidents and damages to our reputation because of any such incident.  While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify vulnerabilities or breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us.  In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

We are subject to extensive laws and regulations related to data privacy, and our failure to comply with these laws and regulations could harm our business.*

We are subject to laws and regulations governing data privacy and the protection of personal information.  These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data.  There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject.  For example, the collection and use of personal health data in the EU is governed by the GDPR.  The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information disclosed to the individuals about our privacy practices, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States, provides an enforcement authority and imposes potentially large monetary penalties for noncompliance.  The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information.  The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third-party service providers process, including in clinical trials conducted in the United States and EU.  In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom.  In particular, while the Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area to the United Kingdom will remain lawful under GDPR.  During the period of “transition” (i.e., until December 31, 2020), EU law will continue to apply in the United Kingdom, including the GDPR, after which the GDPR will be converted into United Kingdom law.  Beginning in 2021, the United Kingdom will be a “third country” under the GDPR.  We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

Recent legal developments in Europe have created further complexity and uncertainty regarding transfers of personal data from the EU and United Kingdom to the United States.  On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EU and United Kingdom to United States entities who had self-certified under the Privacy Shield scheme. Nine of our United States entities have self-certified under the scheme to facilitate the transfer of personal data from the EU and United Kingdom to the United States. The United Kingdom’s supervisory authority may similarly invalidate use of the Privacy Shield as a vehicle for lawful data transfers from the United Kingdom to the United States.  As such, our transfers of personal data to the United States may not comply with European data protection law and may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including fines of up to 4% of annual global revenue and injunctions against transfers. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Additionally, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020.  The CCPA has been dubbed the first “GDPR-like” law in the United States since it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new private right of action for data breaches.  Despite amendments and multiple revisions of draft regulations (which have now been finalized), it remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.  As we expand our operations and trials (both preclinical or clinical), the CCPA may increase our compliance costs and potential liability.  Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States.  Other states are beginning to pass similar laws.

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

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses.*

We have financed our operations primarily through equity and debt financings and have incurred significant operating losses.  We recorded operating income of $21.4 million for the six months ended June 30, 2020 and operating income of $126.6 million and $37.9 million for the years ended December 31, 2019 and 2018, respectively.  We recorded a net loss of $93.6 million for the six months ended June 30, 2020, net income of $573.0 million for the year ended December 31, 2019, and a net loss of $38.4 million for the year ended December 31, 2018.  As of June 30, 2020, we had an accumulated deficit of $699.3 million.  Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting.  Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.  While we anticipate that we will generate operating profits in the future, whether we can accomplish this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all.  As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.  If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our medicines or medicine candidates or one or more of our other research and development initiatives, or delay, cut back or abandon our plans to grow the business through acquisitions.  We also could be required to:

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of June 30, 2020, we had $1,176.8 million book value, or $1,211.0 million aggregate principal amount of indebtedness, including $418.0 million in secured indebtedness.

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

The credit agreement and the indenture governing our 5.5% Senior Notes due 2027, or 2027 Senior Notes, impose, and the terms of any future indebtedness may impose, various covenants that limit our ability and/or the ability of our restricted subsidiaries’ (as designated under such agreements) to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales, consolidate with or merge or sell all or substantially all of our assets, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries, and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.  If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly or more dilutive.

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

Our ability to use net operating loss carryforwards and certain other tax attributes to offset U.S. income taxes may be limited.*

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three-year period), the corporation’s ability to use pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change income may be limited.  For example, we continue to carry forward our annual limitation resulting from an ownership change date of August 2, 2012.  The limitation on pre-change net operating losses incurred prior to the August 2, 2012 change date is approximately $7.7 million for 2020 through 2028.  In addition, we recognized $32.2 million of federal net operating losses, $2.2 million of state net operating losses and $9.5 million of federal tax credits following our acquisition of River Vision Development Corp.  These acquired federal net operating losses and tax credits are subject to an annual limitation of $2.6 million.  The net operating loss carryforward and tax credit carryforward limitations are cumulative such that any use of the carryforwards below the limitations in one year will result in a corresponding increase in the limitations for the subsequent tax year.  Under the Tax Act, as modified by the CARES Act, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in taxable years beginning after December 31, 2017, to the extent such net operating losses are carried forward into taxable years beginning after December 31, 2020, is limited to 80 percent of the then current year’s taxable income.  Under the CARES Act, U.S. federal net operating losses arising in a tax year beginning after December 31, 2017, and before January 1, 2021, can be carried back five years.  It remains uncertain if and to what extent various U.S. states will conform to the Tax Act and the CARES Act.

Following certain acquisitions of a U.S. corporation by a foreign corporation, Section 7874 of the Code limits the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions.  Based on the limited guidance available, we expect this limitation is applicable for approximately ten years following our merger transaction with Vidara with respect to certain intra-company transactions.  As a result, we or our other U.S. affiliates may not be able to utilize U.S. tax attributes to offset U.S. taxable income or U.S. tax liability respectively, if any, resulting from certain intra-company taxable transactions during such period.  Notwithstanding this limitation, we expect that we will be able to fully use our U.S. net operating losses and tax credits prior to their expiration.  As a result of this limitation, however, it may take Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc. and as the successor to HPI) longer to use its net operating losses and tax credits.  Moreover, contrary to these expectations, it is possible that the limitation under Section 7874 of the Code on the utilization of U.S. tax attributes could prevent us from fully utilizing our U.S. tax attributes prior to their expiration if we do not generate sufficient taxable income or tax obligations.

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

At June 30, 2020, we had $718.1 million of cash and cash equivalents consisting of cash and money market funds.  While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2020, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.  Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Our failure to comply with any of the covenants could result in a default under the credit agreement or the indenture governing the 2027 Senior Notes, which could permit the administrative agent or the trustee, as applicable, or permit the lenders or the holders of the 2027 Senior Notes to cause the administrative agent or the trustee, as applicable, to declare all or part of any outstanding senior secured term loans or revolving loans, or the 2027 Senior Notes to be immediately due and payable or to exercise any remedies provided to the administrative agent or the trustee, including, in the case of the credit agreement proceeding against the collateral granted to secure our obligations under the credit agreement.  An event of default under the credit agreement or the indenture governing the 2027 Senior Notes could also lead to an event of default under the terms of the other agreement.  Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against Dr. Reddy’s for marketing a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.  The cases arise from Paragraph IV Patent Certification notice letters from Dr. Reddy’s, advising that it had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.  On July 30, 2019, the Federal Circuit Court of Appeals denied our request for a rehearing of the Court’s invalidity ruling against the 6,926,907 and 8,557,285 patents for VIMOVO coordinated-release tablets.  As a result, the District Court entered judgment in September 2019 invalidating the ‘907 and ‘285 patents, which ended any restriction against the FDA from granting final approval to Dr. Reddy’s generic version of VIMOVO.  On February 18, 2020, the FDA granted final approval for Dr. Reddy’s generic version of VIMOVO.  On February 27, 2020, Dr. Reddy’s launched its generic version of VIMOVO in the United States.  Patent litigation against Dr. Reddy’s for infringement continues with respect to certain patents in the New Jersey District Court.  We have repositioned our promotional efforts previously directed to VIMOVO to the other inflammation segment medicines and expect that our VIMOVO net sales will continue to decrease in future periods.  For a more detailed description of the VIMOVO litigation, see Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Patent litigation is currently pending in the United States District Court for the District of Delaware and the United States District Court of New Jersey against Alkem and Teva USA, respectively, who each intend to market a generic version of DUEXIS prior to the expiration of certain of our patents listed in the Orange Book.  These cases arise from Paragraph IV Patent Certification notice letters from Alkem and Teva USA advising they had filed an ANDA with the FDA seeking approval to market a generic version of DUEXIS before the expiration of the patents-in-suit. For a more detailed description of the DUEXIS litigation, see Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

We intend to vigorously defend our intellectual property rights relating to our medicines, but we cannot predict the outcome of the DUEXIS cases and the PENNSAID 2% cases.  Any adverse outcome in these matters or any new generic challenges that may arise could result in one or more generic versions of our medicines being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of our medicines, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

Future sales and issuances of our ordinary shares, securities convertible into our ordinary shares or rights to purchase ordinary shares or convertible securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to decline.*

Additional capital may be needed in the future to continue our planned operations.  To the extent we raise additional capital by issuing equity securities or securities convertible into or exchangeable for ordinary shares, our shareholders may experience substantial dilution.  We may sell ordinary shares, and we may sell convertible or exchangeable securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time.  If we sell such ordinary shares, convertible or exchangeable securities or other equity securities in subsequent transactions, existing shareholders may be materially diluted.  New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of ordinary shares.  We also maintain equity incentive plans, including our 2020 Equity Incentive Plan, 2014 Non-Employee Equity Plan, as amended, and 2020 Employee Share Purchase Plan, and intend to grant additional ordinary share awards under these and future plans, which will result in additional dilution to our existing shareholders.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

a) Recent Sales of Unregistered Securities

During the three months ended June 30, 2020, we issued an aggregate of 7,225,368 ordinary shares to certain holders of our 2.5% Exchangeable Senior Notes due 2022, or Exchangeable Senior Notes.  The shares were issued as a result of such holders exercising their rights to exchange an aggregate principal amount of $207.0 million of the Exchangeable Senior Notes.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) and 3(a)(9) of the Securities Act. No underwriters were involved in these transactions.

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

4.2	Form of 5.5% Senior Note due 2027 (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on July 16, 2019).

4.3

First Supplemental Indenture, dated November 19, 2019, by and between HZNP Finance Limited and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 6, 2020).

4.4

Second Supplemental Indenture, dated April 23, 2020, by and among Horizon Properties Holding LLC, Curzion Pharmaceuticals, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 6, 2020).

10.1+

Horizon Therapeutics Public Limited Company 2020 Equity Incentive Plan and Form of Option Agreement, Form of Stock Option Grant Notice, Forms of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Grant Notice thereunder.

10.2+

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

HORIZON THERAPEUTICS PLC

Date: August 5, 2020	By:	/s/ Timothy Walbert
Timothy Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)