Form 10-Q
period 2020-09-30
Horizon Therapeutics Public Ltd Co
filed 2020-11-02
CIK 1492426

nte

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of October 28, 2020: 220,710,086.

HORIZON THERAPEUTICS PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	As of	As of
	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,725,403	$1,076,287
Restricted cash	3,573	3,752
Accounts receivable, net	705,898	408,685
Inventories, net	77,104	53,802
Prepaid expenses and other current assets	220,341	143,577
Total current assets	2,732,319	1,686,103
Property and equipment, net	156,287	30,159
Developed technology and other intangible assets, net	1,847,880	1,702,628
Goodwill	413,669	413,669
Deferred tax assets, net	566,605	555,165
Other assets	50,115	48,310
Total assets	$5,766,875	$4,436,034
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,978	$21,514
Accrued expenses	421,827	235,234
Accrued trade discounts and rebates	322,798	466,421
Total current liabilities	783,603	723,169
LONG-TERM LIABILITIES:
Exchangeable Senior Notes, net	—	351,533
Long-term debt, net	1,002,846	1,001,308
Deferred tax liabilities, net	97,647	94,247
Other long-term liabilities	85,968	80,328
Total long-term liabilities	1,186,461	1,527,416
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 shares authorized at September 30, 2020 and December 31, 2019; 220,995,108 and 188,402,040 shares issued at September 30, 2020 and December 31, 2019, respectively, and 220,610,742 and 188,017,674 shares outstanding at September 30, 2020 and December 31, 2019, respectively	22	19
Treasury stock, 384,366 ordinary shares at September 30, 2020 and December 31, 2019	(4,585)	(4,585)
Additional paid-in capital	4,208,845	2,797,602
Accumulated other comprehensive loss	(1,028)	(1,905)
Accumulated deficit	(406,443)	(605,682)
Total shareholders’ equity	3,796,811	2,185,449
Total liabilities and shareholders' equity	$5,766,875	$4,436,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$636,427	$335,466	$1,455,115	$936,484
Cost of goods sold	151,475	89,949	370,406	267,254
Gross profit	484,952	245,517	1,084,709	669,230
OPERATING EXPENSES:
Research and development	30,206	24,572	138,483	74,611
Selling, general and administrative	226,164	172,326	696,271	511,720
Loss on sale of assets	—	—	—	10,963
Total operating expenses	256,370	196,898	834,754	597,294
Operating income	228,582	48,619	249,955	71,936
OTHER EXPENSE, NET:
Loss on debt extinguishment	(14,602)	(41,371)	(31,856)	(58,835)
Interest expense, net	(12,185)	(20,428)	(48,100)	(69,991)
Foreign exchange (loss) gain	(753)	(40)	306	(25)
Other income (expense), net	717	890	1,791	(193)
Total other expense, net	(26,823)	(60,949)	(77,859)	(129,044)
Income (loss) before benefit for income taxes	201,759	(12,330)	172,096	(57,108)
Benefit for income taxes	(91,081)	(30,564)	(27,143)	(37,359)
Net income (loss)	$292,840	$18,234	$199,239	$(19,749)
Net income (loss) per ordinary share—basic	$1.38	$0.10	$1.00	$(0.11)
Weighted average ordinary shares outstanding—basic	212,320,219	186,470,141	198,413,779	181,949,838
Net income (loss) per ordinary share—diluted	$1.31	$0.09	$0.95	$(0.11)
Weighted average ordinary shares outstanding—diluted	223,743,903	194,171,967	208,678,460	181,949,838
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	$858	$(809)	$877	$(952)
Other comprehensive income (loss)	858	(809)	877	(952)
Comprehensive income (loss)	$293,698	$17,425	$200,116	$(20,701)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	188,402,040	$19	384,366	$(4,585)	$2,797,602	$(1,905)	$(605,682)	$2,185,449
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	2,560,573	—	—	—	7,049	—	—	7,049
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(46,664)	—	—	(46,664)
Share-based compensation	—	—	—	—	56,421	—	—	56,421
Currency translation adjustment	—	—	—	—	—	(325)	—	(325)
Net loss	—	—	—	—	—	—	(13,591)	(13,591)
Balances at March 31, 2020	190,962,613	$19	384,366	$(4,585)	$2,814,408	$(2,230)	$(619,273)	$2,188,339
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	1,427,108	—	—	—	18,838	—	—	18,838
Issuance of ordinary shares in conjunction with ESPP program	376,718	—	—	—	7,979	—	—	7,979
Issuance of ordinary shares in conjunction with Exchangeable Senior Notes	7,225,368	1	—	—	205,649	—	—	205,650
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(6,345)	—	—	(6,345)
Share-based compensation	—	—	—	—	27,057	—	—	27,057
Currency translation adjustment	—	—	—	—	—	344	—	344
Net loss	—	—	—	—	—	—	(80,010)	(80,010)
Balances at June 30, 2020	199,991,807	$20	384,366	$(4,585)	$3,067,586	$(1,886)	$(699,283)	$2,361,852
Issuance of ordinary shares - public offering	13,570,000	1	—	—	919,513	—	—	919,514
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	760,255	—	—	—	8,111	—	—	8,111
Issuance of ordinary shares in conjunction with Exchangeable Senior Notes	6,673,046	1	—	—	190,022	—	—	190,023
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(6,743)	—	—	(6,743)
Share-based compensation	—	—	—	—	30,356	—	—	30,356
Currency translation adjustment	—	—	—	—	—	858	—	858
Net income	—	—	—	—	—	—	292,840	292,840
Balances at September 30, 2020	220,995,108	$22	384,366	$(4,585)	$4,208,845	$(1,028)	$(406,443)	$3,796,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	169,244,520	$17	384,366	$(4,585)	$2,374,966	$(1,523)	$(1,178,769)	$1,190,106
Cumulative effect adjustments from adoption of ASU No. 2016-02, Leases (Topic 842)	—	—	—	—	—	—	64	64
Issuance of ordinary shares - public offering	14,081,632	1	—	—	326,848	—	—	326,849
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	1,804,196	—	—	—	10,042	—	—	10,042
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(17,171)	—	—	(17,171)
Share-based compensation	—	—	—	—	27,548	—	—	27,548
Currency translation adjustment	—	—	—	—	—	(487)	—	(487)
Net loss	—	—	—	—	—	—	(32,863)	(32,863)
Balances at March 31, 2019	185,130,348	$18	384,366	$(4,585)	$2,722,233	$(2,010)	$(1,211,568)	$1,504,088
Issuance of ordinary shares - public offering	—	—	—	—	(55)	—	—	(55)
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	781,026	1	—	—	1,986	—	—	1,987
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(7,203)	—	—	(7,203)
Issuance of ordinary shares in conjunction with ESPP program	558,856	—	—	—	5,465	—	—	5,465
Share-based compensation	—	—	—	—	21,367	—	—	21,367
Currency translation adjustment	—	—	—	—	—	344	—	344
Net loss	—	—	—	—	—	—	(5,120)	(5,120)
Balances at June 30, 2019	186,470,230	$19	384,366	$(4,585)	$2,743,793	$(1,666)	$(1,216,688)	$1,520,873
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	704,189	—	—	—	4,207	—	—	4,207
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(5,086)	—	—	(5,086)
Issuance of ordinary shares in conjunction with ESPP program	376	—	—	—	3	—	—	3
Share-based compensation	—	—	—	—	18,151	—	—	18,151
Currency translation adjustment	—	—	—	—	—	(809)	—	(809)
Net income	—	—	—	—	—	—	18,234	18,234
Balances at September 30, 2019	187,174,795	$19	384,366	$(4,585)	$2,761,068	$(2,475)	$1,198,454	$1,555,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$199,239	$(19,749)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	209,906	177,336
Equity-settled share-based compensation	113,834	67,066
Acquired in-process research and development expense	47,517	—
Loss on debt extinguishment	31,856	58,835
Amortization of debt discount and deferred financing costs	12,025	17,069
Loss on sale of assets	—	10,963
Deferred income taxes	(8,041)	8,302
Foreign exchange and other adjustments	1,084	572
Changes in operating assets and liabilities:
Accounts receivable	(297,392)	68,162
Inventories	(23,329)	(8,004)
Prepaid expenses and other current assets	(83,226)	(72,055)
Accounts payable	17,709	(3,338)
Accrued trade discounts and rebates	(143,551)	(53,241)
Accrued expenses	56,830	(10,591)
Deferred revenues	—	(4,901)
Other non-current assets and liabilities	11,410	(1,474)
Net cash provided by operating activities	145,871	234,952
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions	(262,305)	—
Purchases of property and equipment	(133,399)	(11,325)
Payments for long-term investments	(8,937)	—
Change in escrow deposit for property purchase	6,000	—
Proceeds from sale of assets	—	6,000
Net cash used in investing activities	(398,641)	(5,325)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of ordinary shares	919,995	326,793
Net proceeds from the issuance of senior notes	—	590,057
Repayment of senior notes	(1,739)	(814,420)
Net proceeds from term loans	—	517,378
Repayment of term loans	—	(918,181)
Contingent consideration proceeds from divestiture	—	3,297
Proceeds from the issuance of ordinary shares in conjunction with ESPP program	7,979	5,468
Proceeds from the issuance of ordinary shares in connection with stock option exercises	33,999	16,236
Payment of employee withholding taxes relating to share-based awards	(59,752)	(29,460)
Net cash provided by (used in) financing activities	900,482	(302,832)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,225	(1,202)
Net increase (decrease) in cash, cash equivalents and restricted cash	648,937	(74,407)
Cash, cash equivalents and restricted cash, beginning of the period	1,080,039	962,117
Cash, cash equivalents and restricted cash, end of the period	$1,728,976	$887,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$49,275	$71,867
Cash paid for income taxes, net of refunds received	3,461	9,034
Cash paid for amounts included in the measurement of lease liabilities	5,802	4,525
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Principal amount of Exchangeable Senior Notes converted into ordinary shares	$398,261	$—
Milestone payments for TEPEZZA intangible asset included in accrued expenses	121,232	—
Purchases of property and equipment included in accounts payable and accrued expenses	12,126	526

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.  Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

Unless otherwise indicated or the context otherwise requires, references to “Horizon”, the “Company”, “we”, “us” and “our” refer to Horizon Therapeutics plc and its consolidated subsidiaries.

During the nine months ended September 30, 2020, the Company recorded out of period adjustments that decreased income tax benefit by $3.2 million and increased share-based compensation expense by $1.9 million to correct for expenses that should have been recorded in the year ended December 31, 2019.  In addition, the Company recorded an out of period adjustment that increased employee benefit plan expense by $2.3 million to correct for expenses that should have been recorded in the years ended 2017, 2018 and 2019.  The Company evaluated the materiality of the adjustments to prior-period financial statements and the current period, and concluded the effect of the adjustments were immaterial to both the current and prior-period financial statements.

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

Effective in the first quarter of 2020, the Company (i) reorganized its commercial operations and moved responsibility for and reporting of RAYOS® to the inflammation segment and (ii) renamed the orphan and rheumatology segment the orphan segment.  Net sales generated by TEPEZZA®, which was approved by the U.S. Food and Drug Administration (“FDA”) on January 21, 2020, are reported as part of the renamed orphan segment.

As of September 30, 2020, the Company’s medicine portfolio consisted of the following:

Orphan
TEPEZZA (teprotumumab-trbw), for intravenous infusion
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules and granules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
BUPHENYL® (sodium phenylbutyrate) tablets and powder, for oral use
QUINSAIR™ (levofloxacin) solution for inhalation
Inflammation
PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”), for topical use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
RAYOS (prednisone) delayed-release tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

From time to time, the Company adopts new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments and became effective for the Company as of January 1, 2020.  The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplification and reduce the cost of accounting for income taxes (“ASU 2019-12”), which is effective for the Company as of January 1, 2021.  The Company does not expect the adoption of ASU 2019-12 to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

NOTE 3 – NET INCOME (LOSS) PER SHARE

The following table presents basic and diluted net income (loss) per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Basic net income (loss) per share calculation:
Numerator - net income (loss)	$292,840	$18,234	$199,239	$(19,749)
Denominator - weighted average ordinary shares outstanding	212,320,219	186,470,141	198,413,779	181,949,838
Basic net income (loss) per share	$1.38	$0.10	$1.00	$(0.11)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Diluted net income (loss) per share calculation:
Numerator - net income (loss)	$292,840	$18,234	$199,239	$(19,749)
Denominator - weighted average ordinary shares outstanding	223,743,903	194,171,967	208,678,460	181,949,838
Diluted net income (loss) per share	$1.31	$0.09	$0.95	$(0.11)

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

The computation of diluted net income (loss) per share excluded 0.2 million and 3.4 million shares subject to equity awards for the three and nine months ended September 30, 2020, respectively, and 1.5 million and 9.2 million shares (based on the if-converted method) related to the Company’s 2.5% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) for the three and nine months ended September 30, 2020, respectively, because their inclusion would have had an anti-dilutive effect on diluted net income (loss) per share.

The computation of diluted net income (loss) per share excluded 0.3 million and 8.8 million shares subject to equity awards for each of the three and nine months ended September 30, 2019, respectively, because their inclusion would have had an anti-dilutive effect on diluted net income (loss) per share.

During the three and nine months ended September 30, 2019, the potentially dilutive impact of the Exchangeable Senior Notes was determined using a method similar to the treasury stock method.  Under this method, no numerator or denominator adjustments arose from the principal and interest components of the Exchangeable Senior Notes because the Company had the intent, at that time, and ability to settle the Exchangeable Senior Notes’ principal and interest in cash.  Instead, the Company was required to increase the diluted net income (loss) per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares.  For diluted net income (loss) per share purposes, the conversion spread obligation was calculated based on whether the average market price of the Company’s ordinary shares over the reporting period was in excess of the exchange price of the Exchangeable Senior Notes.  There was no calculated spread added to the denominator for the three and nine months ended September 30, 2019.   Beginning in the fourth quarter of 2019, with the ordinary share price significantly above the $28.66 exchange price, the Company decided that it no longer had the intent to settle the notes for cash and, as a result, began to prospectively apply the if-converted method to the Exchangeable Senior Notes when determining the diluted net income (loss) per share.  By August 3, 2020, the Exchangeable Senior Notes were fully extinguished through exchanges for ordinary shares or cash redemption.  Refer to Note 13 for further detail.

NOTE 4 – ACQUISITIONS, DIVESTITURES AND OTHER ARRANGEMENTS

Acquisition of Curzion Pharmaceuticals, Inc.

On April 1, 2020, the Company acquired Curzion Pharmaceuticals, Inc. (“Curzion”), a privately held development-stage biopharma company, and its development-stage oral selective lysophosphatidic acid 1 receptor (LPAR1) antagonist, CZN001 (renamed HZN-825).

Under the terms of the acquisition agreement, the Company acquired Curzion for a $45.0 million upfront cash payment with additional payments contingent on the achievement of development and regulatory milestones.  Pursuant to ASC 805 (as amended by ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”)), the Company accounted for the Curzion acquisition as the purchase of an in-process research and development asset and, pursuant to ASC Topic 730, Research and Development (“ASC 730”), recorded the purchase price as research and development expense during the nine months ended September 30, 2020.  HZN-825 was originally discovered and developed by Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”), which is eligible to receive contingent payments upon the achievement of development and commercialization milestones and royalties based on revenue thresholds.  A member of the Company’s board of directors was also a member of the board of directors of, and held a beneficial interest in, Curzion.  This related party transaction was conducted in the normal course of business on an arm’s length basis.

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

During the second quarter of 2020, the Company recorded $98.7 million as a finite-lived intangible asset representing the developed technology for TEPEZZA, composed of $67.0 million in relation to the expected future attainment of various net sales milestones payable under the acquisition agreement for River Vision and CHF30.0 million ($31.7 million when converted using a CHF-to-Dollar exchange rate as of the date the intangible asset was recorded of 1.0556) in relation to the expected future attainment of various net sales milestones payable to Roche. During the third quarter of 2020, the Company recorded an additional $22.1 million as a finite-lived intangible asset representing the developed technology for TEPEZZA, composed of CHF20.0 million ($22.1 million when converted using a CHF-to-Dollar exchange rate as of the date the intangible asset was recorded of 1.1066) in relation to the expected future attainment of various net sales milestones payable to Roche.  The liabilities relating to these net sales milestones have been recorded in accrued expenses on the condensed consolidated balance sheet as of September 30, 2020 and the timing of the payments is dependent on when the applicable milestone thresholds are attained.

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

The components of inventories as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$24,768	$6,750
Work-in-process	22,398	22,465
Finished goods	29,938	24,587
Inventories, net	$77,104	$53,802

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Advance payments for inventory	$74,978	$31,203
Deferred charge for taxes on intra-company profit	50,934	46,388
Prepaid income taxes and income tax receivable	35,076	12,583
Rabbi trust assets	16,526	12,704
Other prepaid expenses and other current assets	42,827	40,699
Prepaid expenses and other current assets	$220,341	$143,577

 Advance payments for inventory as of September 30, 2020 and December 31, 2019, primarily represented payments made to the contract manufacturer of TEPEZZA drug substance.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Buildings	$80,341	$—
Land	38,076	—
Leasehold improvements	26,300	25,985
Construction in process	26,025	265
Software	15,138	14,890
Machinery and equipment	4,508	5,217
Computer equipment	3,685	3,316
Other	6,262	6,334
	200,335	56,007
Less accumulated depreciation	(44,048)	(25,848)
Property and equipment, net	$156,287	$30,159

Depreciation expense was $5.2 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively, and was $19.2 million and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively.  The increase in depreciation expense in both periods primarily relates to the reduction in the useful lives of leasehold improvements relating to the Company’s Lake Forest office.

In February 2020, the Company purchased a three-building campus in Deerfield, Illinois for total consideration and directly attributable transaction costs of $118.5 million.  The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space.

Construction in process as of September 30, 2020, primarily represents renovation costs of $25.2 million associated with the Deerfield campus.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of September 30, 2020 and December 31, 2019 was $413.7 million.

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

The table below presents goodwill for the Company’s reportable segments as of September 30, 2020 (in thousands):

	Orphan	Inflammation	Total
Goodwill	$357,498	$56,171	$413,669

As of September 30, 2020, there were no accumulated goodwill impairment losses.

Intangible Assets

As of September 30, 2020, the Company’s finite-lived intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, PENNSAID 2%, PROCYSBI, RAVICTI, RAYOS and TEPEZZA as well as customer relationships for ACTIMMUNE.  The intangible asset related to VIMOVO developed technology was fully amortized as of December 31, 2019.

In connection with the acquisition of River Vision, the Company capitalized payments of $336.0 million related to TEPEZZA developed technology during the nine months ended September 30, 2020.  See Note 4 for further details on the River Vision acquisition.

During the year ended December 31, 2019, in connection with the MIGERGOT transaction, the Company wrote off the remaining net book value of developed technology related to MIGERGOT of $17.0 million.  See Note 4 for further details.

Intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020			December 31, 2019
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$3,094,331	$(1,249,666)	$1,844,665	$2,758,403	$(1,059,595)	$1,698,808
Customer relationships	8,100	(4,885)	3,215	8,100	(4,280)	3,820
Total intangible assets	$3,102,431	$(1,254,551)	$1,847,880	$2,766,503	$(1,063,875)	$1,702,628

Amortization expense for the three months ended September 30, 2020 and 2019 was $65.4 million and $57.7 million, respectively, and was $190.7 million and $172.8 million for the nine months ended September 30, 2020 and 2019, respectively.  As of September 30, 2020, estimated future amortization expense was as follows (in thousands):

2020 (October to December)	$64,289
2021	249,245
2022	248,072
2023	247,455
2024	246,024
Thereafter	792,795
Total	$1,847,880

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued milestone payments	$121,232	$—
Payroll-related expenses	105,987	84,516
Accrued royalties	50,623	19,985
Consulting and professional services	41,205	32,423
Allowances for returns	41,191	45,082
Pricing review liability	14,433	9,831
Accrued interest	6,033	18,709
Accrued other	41,123	24,688
Accrued expenses	$421,827	$235,234

As of September 30, 2020, accrued milestone payments represented the expected attainment in 2020 of various TEPEZZA net sales milestones payable under the acquisition agreement for River Vision and license agreement with Roche.  Refer to Note 4 for further detail.

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued government rebates and chargebacks	$162,170	$164,508
Accrued commercial rebates and wholesaler fees	82,908	138,272
Accrued co-pay and other patient assistance	77,720	163,641
Accrued trade discounts and rebates	$322,798	$466,421
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance costs, and government rebates and chargebacks in accounts payable	5,083	489
Total customer-related accruals and allowances	$327,881	$466,910

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2019 to September 30, 2020 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2019	$138,761	$163,641	$164,508	$466,910
Current provisions relating to sales during the nine months ended September 30, 2020	239,788	665,575	432,755	1,338,118
Adjustments relating to prior-year sales	(16,279)	(3,059)	(7,796)	(27,134)
Payments relating to sales during the nine months ended September 30, 2020	(158,996)	(587,936)	(268,302)	(1,015,234)
Payments relating to prior-year sales	(118,302)	(160,501)	(155,976)	(434,779)
Balance at September 30, 2020	$84,972	$77,720	$165,189	$327,881

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

The Company’s chief operating decision maker (“CODM”) evaluates the financial performance of the Company’s segments based upon segment operating income.  Segment operating income is defined as income (loss) before benefit for income taxes adjusted for the items set forth in the reconciliation below.  Items below income from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s CODM.  Additionally, certain expenses are not allocated to a segment.  The Company does not report balance sheet information by segment as no balance sheet by segment is reviewed by the Company’s CODM.

The following table reflects net sales by medicine for the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
TEPEZZA	$286,870	$—	$476,257	$—
KRYSTEXXA	108,470	99,576	276,920	231,634
RAVICTI	64,648	59,954	191,386	160,299
PROCYSBI	43,112	40,397	122,812	121,142
ACTIMMUNE	28,312	27,861	83,152	78,883
BUPHENYL	3,229	3,036	8,389	8,173
QUINSAIR	163	211	499	550
Orphan segment net sales	$534,804	$231,035	$1,159,415	$600,681

PENNSAID 2%	50,314	42,091	126,925	143,751
DUEXIS	27,899	29,889	87,044	89,412
RAYOS	18,132	19,359	50,800	59,067
VIMOVO	5,278	13,092	30,931	41,751
MIGERGOT	—	—	—	1,822
Inflammation segment net sales	$101,623	$104,431	$295,700	$335,803

Total net sales	$636,427	$335,466	$1,455,115	$936,484

The table below provides reconciliations of the Company’s segment operating income to the Company’s total income (loss) before benefit for income taxes for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Segment operating income:
Orphan	$274,687	$79,695	$480,584	$180,095
Inflammation	55,098	49,766	145,136	161,685
Reconciling items:
Amortization and step-up:
Intangible amortization expense	(65,353)	(57,662)	(190,677)	(172,762)
Inventory step-up expense	—	—	—	(90)
Share-based compensation	(30,356)	(18,151)	(113,834)	(67,066)
Loss on debt extinguishment	(14,602)	(41,371)	(31,856)	(58,835)
Interest expense, net	(12,185)	(20,428)	(48,100)	(69,991)
Depreciation	(5,157)	(1,658)	(19,229)	(4,574)
Foreign exchange (loss) gain	(753)	(40)	306	(25)
Drug substance harmonization costs	(193)	(80)	(483)	(394)
Acquisition/divestiture-related costs	(144)	44	(47,416)	(1,231)
Upfront, progress and milestone payments related to license and collaboration agreements	—	(3,073)	(3,000)	(9,073)
Fees related to refinancing activities	—	(262)	(54)	(1,437)
Impairment of long-lived asset	—	—	(1,072)	—
Loss on sale of assets	—	—	—	(10,963)
Charges relating to discontinuation of Friedreich's ataxia program	—	—	—	(1,221)
Litigation settlements	—	—	—	(1,000)
Restructuring and realignment costs	—	—	—	(33)
Other income (expense), net	717	890	1,791	(193)
Income (loss) before benefit for income taxes	$201,759	$(12,330)	$172,096	$(57,108)

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments and all other customers as a group for the three and nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	For the Three Months Ended September 30,
	2020		2019
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$360,656	32%	$344,516	36%
Customer B	262,362	24%	202,410	21%
Customer C	225,391	20%	160,486	17%
Customer D	148,098	13%	88,256	9%
Other Customers	118,386	11%	157,742	17%
Gross Sales	$1,114,893	100%	$953,410	100%

	For the Nine Months Ended September 30,
	2020		2019
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$921,719	33%	$1,056,439	36%
Customer B	664,215	24%	513,687	18%
Customer C	520,080	18%	497,413	17%
Customer D	345,563	12%	249,834	9%
Other Customers	364,832	13%	572,527	20%
Gross Sales	$2,816,409	100%	$2,889,900	100%

Geographic revenues are determined based on the country in which the Company’s customers are located.  The following table presents a summary of net sales attributed to geographic sources for the three and nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$632,861	99%	$333,011	99%
Rest of world	3,566	1%	2,455	1%
Net sales	$636,427		$335,466

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$1,447,704	99%	$931,623	99%
Rest of world	7,411	1%	4,861	1%
Net sales	$1,455,115		$936,484

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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,579,125	$—	$—	$1,579,125
Other current assets	16,064	—	—	16,064
Total assets at fair value	$1,595,189	$—	$—	$1,595,189
Liabilities:
Other long-term liabilities	(16,064)	—	—	(16,064)
Total liabilities at fair value	$(16,064)	$—	$—	$(16,064)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,029,725	—	—	$1,029,725
Other current assets	12,704	—	—	12,704
Total assets at fair value	$1,042,429	$—	$—	$1,042,429
Liabilities:
Other long-term liabilities	(12,704)	—	—	(12,704)
Total liabilities at fair value	$(12,704)	$—	$—	$(12,704)

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Term Loan Facility due 2026	$418,026	$418,026
Senior Notes due 2027	600,000	600,000
Exchangeable Senior Notes due 2022	—	400,000
Total face value	1,018,026	1,418,026
Debt discount	(10,420)	(59,922)
Deferred financing fees	(4,760)	(5,263)
Long-term debt and Exchangeable Senior Notes, net	$1,002,846	$1,352,841

Term Loan Facility and Revolving Credit Facility

On December 18, 2019, Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc.) (the “Borrower”), a wholly owned subsidiary of the Company, borrowed approximately $418.0 million aggregate principal amount of loans (the “December 2019 Refinancing Loans”) pursuant to an amendment to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018, Amendment No. 5, dated March 11, 2019 and Amendment No. 6, dated May 22, 2019 (the “Term Loan Facility”).

Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments, which was increased to $275.0 million aggregate amount of revolving commitments (the “Incremental Revolving Commitments”) pursuant to an incremental amendment and joinder agreement entered into on August 17, 2020 (the “Incremental Amendment”).  The Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) and includes a $50.0 million letter of credit sub-facility.  The Incremental Revolving Commitments will terminate in March 2024.  Borrowings under the Revolving Credit Facility are available for general corporate purposes.  As of September 30, 2020, the Revolving Credit Facility was undrawn.  As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through the Incremental Amendment.

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

The interest on the Term Loan Facility is variable and as of September 30, 2020 the interest rate on the Term Loan Facility was 2.19% and the effective interest rate was 2.48%.

As of September 30, 2020, the fair value of the amounts outstanding under the Term Loan Facility was approximately $411.8 million, categorized as a Level 2 instrument, as defined in Note 12.

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

As of September 30, 2020, the interest rate on the 2027 Senior Notes was 5.50% and the effective interest rate was 5.76%.

As of September 30, 2020, the fair value of the 2027 Senior Notes was approximately $636.0 million, categorized as a Level 2 instrument, as defined in Note 12.

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

The Exchangeable Senior Notes were fully and unconditionally guaranteed, on a senior unsecured basis, by the Company (the “Guarantee”).  The Exchangeable Senior Notes and the Guarantee were Horizon Investment’s and the Company’s senior unsecured obligations.  The Exchangeable Senior Notes accrued interest at an annual rate of 2.5% payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015.  The Exchangeable Senior Notes were scheduled to mature on March 15, 2022.  The exchange rate was 34.8979 ordinary shares of the Company per $1,000 principal amount of the Exchangeable Senior Notes (equivalent to an initial exchange price of approximately $28.66 per ordinary share).

The Company recorded the Exchangeable Senior Notes under the guidance in ASC Topic 470-20, Debt with Conversion and Other Options, and separated them into a liability component and equity component.  The initial carrying amount of the liability component of $268.9 million was determined by measuring the fair value of a similar liability that does not have an associated equity component.  The initial carrying amount of the equity component of $119.1 million represented by the embedded conversion option was determined by deducting the fair value of the liability component of $268.9 million from the initial proceeds of $387.2 million ascribed to the convertible debt instrument as a whole.  The initial debt discount of $131.1 million was charged to interest expense over the life of the Exchangeable Senior Notes using the effective interest rate method.

On June 3, 2020, Horizon Investment issued a notice of redemption (the “Redemption Notice”) for all of the outstanding Exchangeable Senior Notes. From June 3, 2020 through July 30, 2020, the Company issued an aggregate of 13,898,414 of its ordinary shares to noteholders as a result of exchanges of $398.3 million in aggregate principal amount of Exchangeable Senior Notes following the issuance of the Redemption Notice.

On August 3, 2020, the Company redeemed the remaining $1.7 million in aggregate principal amount of Exchangeable Senior Notes and made aggregate cash payments to the holders of such Exchangeable Senior Notes of $1.8 million, including accrued interest.  During the three and nine months ended September 30, 2020, the Company recorded a loss on debt extinguishment of $14.6 million and $31.9 million, respectively, related to the Exchangeable Senior Notes.

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

In February 2020, the Company purchased a three-building campus in Deerfield, Illinois.  The Company expects to move its Lake Forest office employees to the Deerfield campus in the first quarter of 2021 and market its Lake Forest office for sub-lease.  As of September 30, 2020, the right-of-use lease asset relating to the Lake Forest lease was $17.2 million.  If the expected rent payments received from sub-leasing the Lake Forest office are lower than the rent payments that the Company will continue to pay on its lease, the Company may record an impairment charge relating to the right-of-use lease asset upon vacating the Lake Forest office.  Refer to Note 7 for further detail on the purchase of the Deerfield campus.

As of September 30, 2020 and December 31, 2019, the Company had right-of-use lease assets included in other assets of $36.3 million and $39.8 million, respectively; current lease liabilities included in accrued expenses of $4.5 million and $4.4 million, respectively; and non-current lease liabilities included in other long-term liabilities of $43.7 million and $46.5 million, respectively, in its condensed consolidated balance sheets.  During the nine months ended September 30, 2020, the Company recorded an impairment charge of $1.1 million related to the Novato, California office lease, which was obtained through an acquisition in a prior year.  This charge was reported within selling, general and administrative expenses in the condensed consolidated statement of comprehensive income (loss).

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method.  Rent expense was $1.8 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively, and $5.2 million and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of September 30, 2020 (in thousands):

2020 (October to December)	$2,024
2021	7,242
2022	6,066
2023	5,919
2024	6,537
Thereafter	39,845
Total lease payments	67,633
Imputed interest	(19,435)
Total operating lease liabilities	$48,198

The weighted-average discount rate and remaining lease term for operating leases as of September 30, 2020 was 7.09% and 9.96 years, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s supply agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance.  In addition, the Company must provide AGC Biologics with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order.  Under the Company’s supply agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order.  At September 30, 2020, the Company had total purchase commitments, including the minimum annual order quantities and binding firm orders, with AGC Biologics for TEPEZZA drug substance of €130.7 million ($153.2 million converted at an exchange rate as of September 30, 2020 of 1.1722), to be delivered through September 2022.  In addition, the Company had binding purchase commitments with Catalent for TEPEZZA drug product of $15.8 million, to be delivered through September 2021.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company.  Following the Company’s sale of the rights to IMUKIN in all territories outside of the United States, Canada and Japan to Clinigen Group plc (“Clinigen”), purchases of IMUKIN inventory are being resold to Clinigen.  The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least June 30, 2024.  As of September 30, 2020, the minimum purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $15.8 million (converted using a Dollar-to-Euro exchange rate of 1.1722 as of September 30, 2020) through June 2024.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least 80 percent of its annual world-wide bulk product requirements for KRYSTEXXA from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three-year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA.  The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order.  The first nine months of the forecast are considered binding firm orders.  At September 30, 2020, the Company had a total purchase commitment, including the minimum annual order quantities and binding firm orders with BTG Israel, for KRYSTEXXA of $36.0 million, to be delivered through December 2026.  Additionally, there were other purchase orders relating to the manufacture of KRYSTEXXA of $0.8 million outstanding at September 30, 2020.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, BUPHENYL, PROCYSBI, PENNSAID 2%, DUEXIS, RAYOS and QUINSAIR of $12.2 million were outstanding at September 30, 2020.

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

S.R. One and Lundbeckfond, as two of the former River Vision stockholders, both held rights to receive approximately 35.66% of any future TEPEZZA payments.  As a result of the Company’s agreements with S.R. One and Lundbeckfond in April 2020, the Company’s remaining net obligations to make TEPEZZA payments for sales milestones and royalties to the former stockholders of River Vision was reduced by approximately 70.25%, after including payments to a third party.

Under the Company’s license agreement with Roche, the Company is required to pay Roche up to CHF103.0 million ($111.8 million when converted using a CHF-to-Dollar exchange rate at September 30, 2020 of 1.0859) upon the attainment of various development, regulatory and sales milestones for TEPEZZA.  During the years ended December 31, 2019 and 2017, CHF3.0 million ($3.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0023) and CHF2.0 million ($2.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0169), respectively, was paid in relation to these milestones.  The Company made a milestone payment of CHF5.0 million ($5.2 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0382) during the first quarter of 2020.  The agreement with Roche also includes tiered royalties on annual worldwide net sales between 9 and 12 percent.

As of September 30, 2020, the Company recorded a liability of $121.2 million in accrued expenses representing net sales milestones for TEPEZZA.  During the second quarter of 2020, the Company recorded $67.0 million in relation to the expected attainment in 2020 of various net sales milestones payable under the acquisition agreement for River Vision and CHF30.0 million ($32.6 million when converted using a CHF-to-Dollar exchange rate as of September 30, 2020 of 1.0859) in relation to the expected attainment in 2020 of various net sales milestones payable to Roche.  During the third quarter of 2020, the Company recorded an additional CHF20.0 million ($21.7 million when converted using a CHF-to-Dollar exchange rate as of September 30, 2020 of 1.0859) in relation to the expected attainment in 2020 of various net sales milestones payable to Roche.  The timing of the payments is dependent on when the applicable milestone thresholds are attained.  The Company expects to pay these applicable milestones during the first quarter of 2021.  In addition, the Company recorded $120.8 million as a finite lived intangible asset representing the developed technology for TEPEZZA on the condensed consolidated balance sheet as of September 30, 2020 and the net foreign exchange loss of $0.4 million relating to remeasurement of the liability was recorded in the condensed consolidated statement of comprehensive income (loss) in the three months ended September 30, 2020.

Under the Company’s license agreement with Lundquist Institute (formerly known as Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center) (“Lundquist”), the Company is required to pay Lundquist a royalty payment of less than 1 percent of TEPEZZA net sales.

Under the Company’s license agreement with Boehringer Ingelheim Biopharmaceuticals, the Company is required to pay Boehringer Ingelheim Biopharmaceuticals milestone payments totaling less than $2.0 million.

During the third quarter of 2020, the Company committed to invest as a strategic limited partner in two venture capital funds: Forbion Growth Opportunities Fund I C.V. (the “Forbion Fund”) and Aisling Capital V, L.P. (the “Aisling Fund”).  The Company is committed to investing an aggregate $34.6 million in the two funds, comprising of a $20.0 million commitment to the Aisling Fund and a €13.0 million ($15.2 million when converted using a EUR-to-Dollar exchange rate at September 30, 2020 of 1.1722) commitment to the Forbion Fund, over each fund’s respective investment periods.  As of September 30, 2020, the Company had invested $8.1 million in relation to the Aisling Fund and €0.7 million in relation to the Forbion Fund ($0.9 million when converted using a EUR-to-Dollar exchange rate at the date of investment of 1.1937).  Additionally, in October 2020, the Company committed to investing an aggregate $15.0 million as a strategic limited partner in a third venture capital fund, RiverVest Venture Fund V, L.P., over the fund’s investment period.

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

On August 17, 2016, the District Court issued a Markman opinion holding certain of the asserted claims of seven of the Company’s patents covering PENNSAID 2% invalid as indefinite.  On March 16, 2017, the Court granted Actavis’ motion for summary judgment of non-infringement of the asserted claims of three of the Company’s patents covering PENNSAID 2%.  In view of the Markman and summary judgment decisions, a bench trial was held from March 21, 2017 through March 30, 2017, regarding a claim of one of the Company’s patents covering PENNSAID 2%.  On May 14, 2017, the Court issued its opinion upholding the validity of the claim of the patent, which Actavis had previously admitted its proposed generic diclofenac sodium topical solution product would infringe.  Actavis filed its Notice of Appeal on June 16, 2017.  The Company also filed its Notice of Appeal of the District Court’s rulings on certain claims of the Company’s patents covering PENNSAID 2%.  On October 10, 2019, the Federal Circuit Court of Appeals affirmed the District Court’s judgment of validity of U.S Patent No. 9,066,913 (the “‘913 patent”), and its finding that the Actavis generic product would infringe the ‘913 patent.  The Federal Circuit also affirmed the District Court’s summary judgment finding that certain patents are invalid for indefiniteness and would not be infringed.  On July 29, 2020, the Company filed a Petition for Certiorari to the United States Supreme Court seeking review of the Federal Circuit’s ruling invalidating certain patents.  The petition is currently pending consideration.

On August 18, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of four of the Company’s newly issued patents covering PENNSAID 2%.  All four of such patents are listed in the Orange Book.  This litigation is currently stayed by agreement of the parties.

DUEXIS

On May 29, 2018, the Company received notice from Alkem Laboratories, Inc. (“Alkem”) that it had filed an ANDA with the FDA seeking approval of a generic version of DUEXIS.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering DUEXIS are invalid and/or will not be infringed by Alkem’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of Delaware against Alkem on July 9, 2018, seeking an injunction to prevent the approval of Alkem’s ANDA and/or to prevent Alkem from selling a generic version of DUEXIS.  The litigation went to trial on September 14, 2020, and the parties are awaiting the District Court’s judgment.

On September 26, 2018, the Company received notice from Teva Pharmaceuticals USA, Inc. (“Teva USA”) that it had filed an ANDA with the FDA seeking approval of a generic version of DUEXIS.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering DUEXIS are invalid and/or will not be infringed by Teva USA’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of New Jersey against Teva USA on July 2, 2020, seeking to prevent Teva USA from selling a generic version of DUEXIS.

VIMOVO

On February 18, 2020, the FDA granted final approval for Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”) generic version of VIMOVO.  On February 27, 2020, Dr. Reddy’s launched its generic version of VIMOVO in the United States, and the Company now faces generic competition with respect to VIMOVO.  The Company continues to assert claims of infringement against Dr. Reddy’s based on U.S. Patent No. 8,858,996 and U.S. Patent No. 9,161,920 in the District Court for the District of New Jersey. Settlements were reached with four other generic companies: (i) Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida) and Actavis Pharma, Inc., (ii) Lupin Limited (“Lupin”) and Lupin Pharmaceuticals, Inc., (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, “Mylan”), and (iv) Ajanta Pharma Ltd. and Ajanta Pharma USA Inc.  Under the settlement agreements, the license entry date was August 1, 2024; however, the entry date under all four licenses was accelerated and the licenses became effective upon Dr. Reddy’s launch of its generic version of VIMOVO on February 27, 2020.

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

PROCYSBI

On June 27, 2020, the Company received notice from Lupin that it had filed an ANDA with the FDA seeking approval of a generic version of PROCYSBI.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering PROCYSBI are invalid and/or will not be infringed by Lupin’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of New Jersey against Lupin on August 11, 2020, seeking to prevent Lupin from selling a generic version of PROCYSBI.

NOTE 17– EQUITY OFFERING

During the three months ended September 30, 2020, the Company issued 13.6 million ordinary shares in connection with the closing of its underwritten public equity offering on August 11, 2020.  The Company received net proceeds of approximately $919.8 million after deducting underwriting discounts and other offering expenses payable by the Company in connection with such offering.

NOTE 18 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at September 30, 2020 included its 2011 Equity Incentive Plan, as amended, 2014 Employee Share Purchase Plan, as amended (“2014 ESPP”), Amended and Restated 2014 Equity Incentive Plan (“2014 EIP”), 2014 Non-Employee Equity Plan, as amended (“2014 Non-Employee Plan”), 2020 Employee Share Purchase Plan (“2020 ESPP”) and 2020 Equity Incentive Plan (“2020 EIP”).

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

As of September 30, 2020, an aggregate of 3,360,057 ordinary shares were authorized and available for future issuance under the 2020 ESPP, an aggregate of 12,435,109 ordinary shares were authorized and available for future grants under the 2020 EIP and an aggregate of 574,193 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Plan.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	9,564,202	$19.85	5.43	$156,270
Exercised	(2,159,733)	15.73	—	—
Forfeited	(61,278)	16.10	—	—
Expired	(26,020)	22.87	—	—
Outstanding as of September 30, 2020	7,317,171	21.09	4.84	414,067
Exercisable as of September 30, 2020	7,110,608	$21.11	4.77	$402,269

Stock options typically have a contractual term of ten years from grant date.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2020:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2019	6,541,224	$18.77
Granted	2,598,930	36.55
Vested	(2,735,510)	18.07
Forfeited	(388,440)	25.12
Outstanding as of September 30, 2020	6,016,204	$26.13

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the nine months ended September 30, 2020:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2019	3,558,900
Granted	587,802	$42.38	8.1%	$38.94
Forfeited	(219,254)	25.59	(1.4)%	25.94
Vested	(1,399,127)	20.84	0.0%	20.84
Performance Based Adjustment (1)	89,941	20.24	0.0%	20.24
Outstanding as of September 30, 2020	2,618,262

(1)	Represents adjustment based on the net sales performance criteria meeting 119.2% of target as of December 31, 2019 for the 2019 PSUs (as defined below).

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

As a result of the continued impact of the COVID-19 pandemic on certain aspects of the Company’s business, the performance goals associated with certain of the Company’s performance-based equity awards no longer reflected the Company’s expectations, causing the awards to lose their incentive to employees.  Accordingly, on July 28, 2020 the Compensation Committee approved a modification to 57% of the 2020 Net Sales PSUs awarded on January 3, 2020 that were to vest based on KRYSTEXXA 2020 net sales.  Those 2020 Net Sales PSUs related to KRYSTEXXA may now be earned based on net sales of KRYSTEXXA achieved by the end of a modified 18-month performance period ending July 1, 2021 instead of a 12-month performance period ending December 31, 2020.  As a result, the first one-third of any 2020 PSUs earned will vest on July 1, 2021 and the vesting of the remaining two-thirds is unchanged and will vest one-third each on January 5, 2022 and on January 5, 2023.  There were twelve participants impacted by the modification.  The total compensation cost resulting from the modification is approximately $12.0 million and will be recognized over the remaining requisite service period.

All PSUs outstanding at September 30, 2020 may vest in a range of between 0% and 200%, with the exception of the modified KRYSTEXXA 2020 Net Sales PSUs which are now capped at 150%, based on the performance metrics described above.  The Company accounts for the 2019 PSUs and 2020 PSUs as equity-settled awards in accordance with ASC 718.  Because the value of the 2019 Relative TSR PSUs and 2020 Relative TSR PSUs are dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the 2019 Relative TSR PSUs and 2020 Relative TSR PSUs.  As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2020 PSUs during the nine months ended September 30, 2020, include:

Valuation date stock price	$36.10
Expected volatility	47.3%
Risk free rate	1.5%

The value of the 2020 Net Sales PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full-period performance against targets, and the Company adjusts the expense quarterly.

On January 4, 2019, the Company awarded a company-wide grant of PSUs (the “TEPEZZA PSUs”).  Vesting of the TEPEZZA PSUs was contingent upon receiving shareholder approval of amendments to the 2014 EIP, which approval was received on May 2, 2019.  The TEPEZZA PSUs were generally eligible to vest contingent upon receiving approval of the TEPEZZA biologics license application from the FDA no later than September 30, 2020 and the employee’s continued service with the Company.  In January 2020, the Company received TEPEZZA approval from the FDA and the Company started recognizing the expense related to the TEPEZZA PSUs on that date.  As of September 30, 2020, there were 704,262 TEPEZZA PSUs outstanding.  For members of the executive committee, one-third of the TEPEZZA PSUs vested on the FDA approval date and one-third will vest on each of the first two anniversaries of the FDA approval date, subject to the employee’s continued service through the applicable vesting dates.  For all other participants, one-half of the TEPEZZA PSUs vested on the FDA approval date and one-half will vest on the one-year anniversary of the FDA approval date, subject to the employee’s continued service through the vesting date.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Share-based compensation expense
Cost of goods sold	$5,543	$2,892
Research and development	11,381	6,931
Selling, general and administrative	96,910	57,243
Total share-based compensation expense	$113,834	$67,066

During the nine months ended September 30, 2020 and 2019, the Company recognized $24.4 million and $5.9 million of tax benefit, respectively, related to share-based compensation resulting primarily from the fair value of equity awards at the time of the exercise of stock options and vesting of restricted stock units and PSUs.  As of September 30, 2020, the Company estimates that pre-tax unrecognized compensation expense of $158.7 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the second quarter of 2023.  The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2020 EIP.

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

The Company accounted for the Cash Incentive Program as a deferred compensation plan under ASC 710 and is recognizing the payout expense using straight-line recognition through the end of the 36-month vesting period.  During the three and nine months ended September 30, 2020, the Company recorded an expense of $0.9 million and $2.8 million, respectively, to the condensed consolidated statement of comprehensive income (loss) related to the Cash Incentive Program.

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

The following table presents the benefit for income taxes for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) before benefit for income taxes	$201,759	$(12,330)	$172,096	$(57,108)
Benefit for income taxes	(91,081)	(30,564)	(27,143)	(37,359)
Net income (loss)	$292,840	$18,234	$199,239	$(19,749)

During the three and nine months ended September 30, 2020, the Company recorded a benefit for income taxes of $91.1 million and $27.1 million, respectively.  During the three and nine months ended September 30, 2019, the Company recorded a benefit for income taxes of $30.6 million and $37.4 million, respectively.

The increase in benefit for income taxes recorded during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions, the recognition of a deferred tax asset resulting from an intra-company transfer of intellectual property from a U.S. subsidiary to an Irish subsidiary and an increase in the tax benefits recognized on share-based compensation.  These increases in benefit were partially offset by tax expense recognized on U.S. taxable income generated from the intra-company transfer of intellectual property.

The decrease in benefit for income taxes recorded during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions, tax expense recognized on U.S. taxable income generated from an intra-company transfer of intellectual property from a U.S. subsidiary to an Irish subsidiary and a $15.2 million provision recorded following the publication, on April 8, 2020, by the U.S. Department of the Treasury, of Final Regulations for Section 267A (commonly referred to as the “Anti-Hybrid Rules”).  The Final Regulations for Section 267A permanently disallow for U.S. tax purposes certain interest expense accrued to a foreign related party during the year ended December 31, 2019.  As a result, the Company recorded a write off of a deferred tax asset related to this interest expense during the nine months ended September 30, 2020 and recognized a corresponding tax provision of $15.2 million.  These decreases in benefit are partially offset by the recognition of a deferred tax asset in the Irish subsidiary resulting from the intra-company transfer of intellectual property and an increase in the tax benefits recognized on share-based compensation.

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

As of September 30, 2020, our medicine portfolio consisted of the following:

Orphan
TEPEZZA (teprotumumab-trbw), for intravenous infusion
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules and granules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
BUPHENYL® (sodium phenylbutyrate) tablets and powder, for oral use
QUINSAIR™ (levofloxacin) solution for inhalation
Inflammation
PENNSAID® (diclofenac sodium topical solution) 2% w/w or PENNSAID 2%, for topical use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
RAYOS (prednisone) delayed-release tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

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

•

Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura Group plc, or Vectura.  Under these amendments, our rights to LODOTRA® in Europe have been transferred to Vectura.

Impact of COVID-19

On March 11, 2020, the World Health Organization made the assessment that a novel strain of coronavirus, which causes the COVID-19 disease, can be characterized as a pandemic.  The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States took aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions).  Similarly, the Irish government has limited gatherings of people and encouraged employees to work from their homes, and may implement more aggressive policies in the future.  In addition, in mid-March 2020 we implemented work-from-home policies for all employees and moved to a “virtual” model with respect to our physician, patient and partner support activities.  As certain U.S. states have started to reduce restrictions, we are seeing physicians’ offices beginning to reopen, which reopening varies on a state-by-state basis. As a result, our sales representatives in some areas have transitioned to being back out in the field and are working on ways to re-engage patients and physicians.  However, as COVID-19 cases have increased in certain areas, certain U.S. states have started to reimplement restrictions and we have seen some physician offices re-establish limits on in-person visits.  While our financial results during the nine months ended September 30, 2020 were strong and we continue to have a significant amount of available liquidity, we anticipate the COVID-19 pandemic to have a negative impact on net sales during the remaining quarter of 2020.

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

In regard to our orphan segment, the launch of our new infused medicine for TED, TEPEZZA, has significantly exceeded our expectations.  In early 2019, we initiated our pre-launch disease awareness, market development and market access efforts with the multi-functional field-based teams beginning to engage with key stakeholders in July of 2019.  These pre-launch efforts, the severity and acute nature of TED, and a highly motivated patient population have generated significant demand for the medicine.  While we anticipate a much higher number of new patients in 2020 than our prior estimates, the impact from COVID-19 has slowed the generation of patient enrollment forms for TEPEZZA, which drive new patient starts.  KRYSTEXXA is an infused medicine for uncontrolled gout and was also achieving rapid growth prior to the COVID-19 pandemic.  While the vast majority of patients on therapy have maintained therapy, due to shelter-in-place guidelines and patients voluntarily delaying visits to healthcare providers and infusion centers, many new patients have delayed infusions.  Patient visits to physicians have substantially declined, which has resulted in a reduction of new patients.  We expect patient demand to begin to return with the return of healthcare activity, although we cannot predict when healthcare activities will return to normal levels due to the continued uncertainty with respect to the COVID-19 pandemic.  Our other rare disease medicines, RAVICTI, PROCYSBI and ACTIMMUNE, treat serious, chronic diseases with serious consequences if left untreated.  It is therefore critical for patients to maintain therapy.  Patient motivation to continue treatment is high, and therefore we expect these three medicines to be relatively stable, with less impact from COVID-19 compared to our other medicines.

In regard to the inflammation segment, we are experiencing reduced demand given the absence of in-person engagement by our sales representatives with healthcare providers and reduced levels of non-essential patient visits to physicians.  This impact has been somewhat mitigated by the virtual engagement efforts of our sales representatives, as well as the use of telemedicine by many physicians, which allows them to continue to see patients and prescribe medicines.  In addition, with our HorizonCares program, most patients do not need to physically visit a pharmacy to obtain a prescription because the vast majority of these medicines are delivered to a patient’s home through mail or local courier, depending on the participating pharmacy.

In addition, our clinical trials may be affected by COVID-19.  Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

We are continuing to actively monitor the possible impacts from the COVID-19 pandemic and may take further actions to alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of patients.  There is significant uncertainty about the duration and potential impact of the COVID-19 pandemic.  This means that our results could change at any time and the contemplated impact of the COVID-19 pandemic on our business results and outlook represents our estimate based on the information available as of today’s date.

Strategy

Horizon today is a leading, high-growth biopharma company focused on rare diseases, delivering innovative therapies to patients and generating value for our shareholders.  Our strategy is to expand our development-stage pipeline for sustainable growth and maximize the benefit and value of our key growth drivers TEPEZZA and KRYSTEXXA, both rare disease medicines.  We believe our strategy allows more patients to benefit from our on-market medicines and the medicines we develop as part of our pipeline.  Our vision is to build healthier communities, urgently and responsibly, which we believe generates value for our many stakeholders, including our shareholders.

Orphan

As of September 30, 2020, our orphan segment consisted of our medicines TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL and QUINSAIR.

TEPEZZA is the first and only FDA-approved medicine for the treatment of TED, a serious, progressive and vision-threatening rare autoimmune condition.  TEPEZZA was launched commercially in the United States shortly after receiving FDA approval for the treatment of TED on January 21, 2020.   The FDA approval was obtained well in advance of the TEPEZZA Prescription Drug User Fee Act action date of March 8, 2020, after an accelerated review of the medicine and its statistically significant Phase 3 data.  We believe TEPEZZA represents a significant driver of potential future growth for Horizon.

Our comprehensive post-launch commercial strategy for TEPEZZA aims to enable more TED patients to benefit from TEPEZZA.  We are doing this by: (i) driving continued TEPEZZA uptake in the treatment of acute and chronic TED through continued promotion of TEPEZZA to treating physicians; (ii) continuing to develop the TED market by increasing physician awareness of the disease severity, the urgency to diagnose and treat, as well as the benefits of treatment with TEPEZZA; (iii) driving accelerated disease identification and time to treatment through our digital, broadcast and television marketing campaigns; (iv) enhancing the patient journey with our high-touch, patient-centric model as well as support for the patient and site-of-care referral processes; and (v) expanding access for TED patients.

Our first-quarter 2020 launch followed significant market-preparation initiatives in TEPEZZA in 2019 to drive awareness about TED in the medical and patient community and establish a potential pathway for treatment. Our pre-launch market preparation initiatives have proven effective in driving the highly successful launch of TEPEZZA, which has significantly exceeded expectations.  To drive the continued strong growth and adoption of TEPEZZA, we are investing in significant expansion efforts in multiple areas: our U.S. infrastructure, which we expect to double in size to approximately 200 employees; our marketing initiatives, our long-term supply capacity and development efforts in pursuing expansion outside the United States.

Our clinical strategy for TEPEZZA is to maximize the value of the medicine for patients.  In July 2020, we announced new topline results from our OPTIC-X open-label clinical trial, an extension trial of OPTIC, which was the TEPEZZA Phase 3 pivotal confirmatory clinical trial, as well as data from the OPTIC 48-week off-treatment follow-up period.  OPTIC-X results demonstrated that 89 percent of patients who received placebo during OPTIC and then entered OPTIC-X and received TEPEZZA achieved the primary endpoint of 2 mm or more reduction in proptosis at Week 24.  These patients had TED diagnoses for an average of one year compared with an average of six months for patients in OPTIC.  The results of the OPTIC 48-week off-treatment follow-up period demonstrated that the majority of TEPEZZA patients who were proptosis responders at Week 24 of OPTIC maintained their proptosis response at Week 72, nearly a year off treatment.  Of the small number of TEPEZZA patients who relapsed during the OPTIC follow-up period, the majority experienced improvements in proptosis with an additional course of TEPEZZA in OPTIC-X. The OPTIC-X and OPTIC 48-week follow-up period data underscore the long-term durability of TEPEZZA, the potential for retreatment and the efficacy of TEPEZZA in patients with longer duration of TED.

Additionally, in 2020, we announced three new TEPEZZA development programs.  We plan to initiate a randomized, placebo-controlled trial of TEPEZZA in patients with chronic TED by year-end 2020 to support the broad indication received upon FDA approval.  We have initiated a pharmacokinetic trial to explore subcutaneous dosing of TEPEZZA, which is currently administered by infusion.  The objective of the trial is to inform the potential for additional administration options for TEPEZZA, which could provide greater flexibility for patients and physicians.  We expect to initiate an exploratory trial by year-end 2020 for TEPEZZA in the treatment of diffuse cutaneous systemic sclerosis, or dcSSc, as part of our evaluation of additional indications for TEPEZZA.  dcSSc is a rare, autoimmune rheumatic fibrotic disease with no FDA-approved therapies and of the highest mortality rates among rheumatic diseases.  Scientific literature suggests that the mechanism of action of TEPEZZA could have an impact on fibrotic processes such as those that are relevant to dcSSc.

Furthering our objective to drive greater awareness about TED and the TEPEZZA medical community, several TED and TEPEZZA-related sessions will take place at the November 2020 virtual American Academy of Ophthalmology 2020 annual meeting, including additional details on OPTIC 48-week off-treatment durability of response as well as OPTIC-X treatment results.  The virtual American Society of Ophthalmic Plastic and Reconstructive Surgery Fall Scientific Symposium, also in November 2020, will include a presentation on the recent case report published in the American Journal of Ophthalmology on the treatment of a patient with chronic TED.  Additionally, case reports of improvement of dysthyroid optic neuropathy after treatment with TEPEZZA will be presented at both meetings.

Our other key growth driver is KRYSTEXXA, the only approved biologic indicated for the treatment of uncontrolled gout, or gout that is refractory (unresponsive) to conventional therapies.  We are focused on optimizing and maximizing the benefit the medicine offers for patients as well as maximizing its peak U.S. net sales potential, which we are doing through: (i) our patient-centric commercialization efforts; (ii) investing in the clinical evaluation of the use of immunomodulation with KRYSTEXXA; and (iii) investing in education, patient and physician outreach that demonstrates the benefits KRYSTEXXA offers in treating uncontrolled gout.

We are driving growth for KRYSTEXXA in three ways: (i) by supporting the continued adoption of the use of KRYSTEXXA with immunomodulators to increase the complete response rate of KRYSTEXXA; (ii) by increasing new and existing accounts; and (iii) by accelerating uptake by nephrologists.

Our immunomodulation strategy includes (i) investing in research with our MIRROR immunomodulation clinical program; (ii) supporting additional research in immunomodulation and (iii) driving awareness in the medical community about immunomodulation as an option to increase the complete rate of response, duration of therapy and safety profile of KRYSTEXXA so that more patients with uncontrolled gout can benefit from the medicine.

Loss of response is a phenomenon not uncommon with biologics.  Immunomodulation therapy has frequently been used with biologics in disease states such as rheumatoid arthritis or inflammatory bowel disease to increase the response rate, and as such it is a common practice in the rheumatology community, given the biologic medicines many rheumatologists use.  The body of evidence supporting the immunomodulation approach for KRYSTEXXA is growing.  Results of several trials and case series using KRYSTEXXA with immunomodulators have demonstrated response rates ranging between 70 and 100 percent, significantly higher than the 42 percent response rate achieved in the KRYSTEXXA Phase 3 clinical program, which evaluated the use of KRYSTEXXA alone.

Data from the RECIPE trial, an investigator-initiated study partially supported by Horizon, were recently announced in conjunction with a presentation to be made at the 2020 American College of Rheumatology annual meeting in November 2020.  RECIPE was the first randomized controlled trial, or RCT, to evaluate the effect of co-administration of KRYSTEXXA with an immunomodulator to increase the complete response rate.  The primary endpoint of the trial was the proportion of patients with serum uric acid less than or equal to 6 mg/dL at 12 weeks.  Of patients who received KRYSTEXXA co-administered with the immunomodulator mycophenolate mofetil, or MMF, 86 percent achieved this outcome, compared to 40 percent of placebo patients on KRYSTEXXA alone (p-value 0.01).  Furthermore, after 12 weeks off MMF therapy but continuing on KRYSTEXXA therapy, 68 percent of immunomodulation patients achieved a sustained response, compared to 30 percent of placebo patients.  The combination was well tolerated with no new safety signals.  The RECIPE trial data further support our KRYSTEXXA immunomodulation strategy.

We are currently evaluating the efficacy and safety of the concomitant use of KRYSTEXXA with the immunomodulator methotrexate in our MIRROR placebo-controlled RCT.  Methotrexate is the immunomodulation agent most used by rheumatologists.  Initiated in June 2019, MIRROR RCT completed enrollment of 145 patients in August 2020 and is the largest randomized controlled trial to evaluate immunomodulation with KRYSTEXXA.  The MIRROR RCT is designed to enable the potential submission of results to the FDA to update the medicine’s prescribing information.  The MIRROR RCT was preceded by our MIRROR open-label trial, completed in 2019, which demonstrated a 79 percent complete response rate for patients using KRYSTEXXA with methotrexate.  While our immunomodulation clinical program focuses on methotrexate, our immunomodulation strategy for KRYSTEXXA provides flexibility for physicians in the choice of immunomodulation agent and dose to use with their patients.

In addition to our immunomodulation program, we are investing in additional programs to maximize the value of KRYSTEXXA.  In October 2019, we initiated the PROTECT open-label trial to evaluate the use of KRYSTEXXA in adult uncontrolled gout patients who have undergone a kidney transplant, a population that was not originally studied in the KRYSTEXXA pivotal trials.  Managing uncontrolled gout is one of the most common and significant unmet needs of kidney transplant patients.  We have achieved more than 75 percent enrollment in the PROTECT trial and expect to complete enrollment by the end of 2020. Interim data from the PROTECT trial were presented in October 2020 at the virtual American Society of Nephrology (ASN) Kidney Week.  The data presented are encouraging with respect to the ability of KRYSTEXXA to treat uncontrolled gout in this very sensitive transplant population without compromising kidney function.  Also, in October 2020, we announced enrollment of the first patient in an open-label trial we are conducting to evaluate the impact of administering KRYSTEXXA over a significantly shorter infusion duration.  A shorter infusion duration could meaningfully impact the experience and convenience for patients, physicians and sites of care who use KRYSTEXXA, which is currently administered over a two-hour or longer timeframe.

As part of our overall strategy to expand our development-stage pipeline for sustainable growth, in April 2020 we acquired Curzion and its lysophosphatidic acid 1 receptor (LPAR1) antagonist candidate, now known as HZN-825, which has demonstrated early clinical signals of benefit in dcSSC.  We expect to begin a Phase 2b pivotal trial to evaluate HZN-825 in the treatment of dcSSc in the first half of 2021.  On November 2, 2020, as part of our strategy to further explore the potential fibrosis-mediating benefits of LPAR1 antagonism, we announced plans for a development program for HZN-825 in interstitial lung disease, or ILD.  The most common ILD is idiopathic pulmonary fibrosis, or IPF, a rare progressive lung disease with a median survival period of less than five years.  We anticipate initiating the first trial in an ILD, a Phase 2b trial in the IPF indication, in mid-2021.

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

Inflammation

As of September 30, 2020, our inflammation segment consisted of our medicines PENNSAID 2%, DUEXIS, RAYOS and VIMOVO.  Our strategy for our inflammation segment medicines is to educate physicians about these clinically differentiated medicines and the benefits they offer.  Patients are able to fill prescriptions for these medicines through pharmacies participating in our HorizonCares patient assistance program, as well as other pharmacies.  We offer discount-card and other programs to patients under which the patient receives a discount on his or her prescription.  In certain circumstances when a patient’s prescription is rejected by a managed care vendor, we will pay for the full cost of the prescription.  In addition, we have entered into business arrangements with pharmacy benefit managers, or PBMs, and other payers to secure formulary status and reimbursement of our inflammation segment medicines.  The business arrangements with the PBMs generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.  Effective in the first quarter of 2020, we reorganized our commercial operations and moved responsibility for and reporting of RAYOS to the inflammation segment.

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

We market all of our medicines in the United States through our field sales forces, which numbered approximately 445 representatives as of September 30, 2020.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2020 and 2019

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

	For the Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Net sales	$636,427	$335,466	$300,961
Cost of goods sold	151,475	89,949	61,526
Gross profit	484,952	245,517	239,435
Operating expenses:
Research and development	30,206	24,572	5,634
Selling, general and administrative	226,164	172,326	53,838
Total operating expenses	256,370	196,898	59,472
Operating income	228,582	48,619	179,963
Other expense, net:
Loss on debt extinguishment	(14,602)	(41,371)	26,769
Interest expense, net	(12,185)	(20,428)	8,243
Foreign exchange loss	(753)	(40)	(713)
Other income, net	717	890	(173)
Total other expense, net	(26,823)	(60,949)	34,126
Income (loss) before benefit for income taxes	201,759	(12,330)	214,089
Benefit for income taxes	(91,081)	(30,564)	(60,517)
Net income	$292,840	$18,234	$274,606

 Net sales.  Net sales increased $300.9 million, or 89.7%, to $636.4 million during the three months ended September 30, 2020, from $335.5 million during the three months ended September 30, 2019.  The increase in net sales during the three months ended September 30, 2020 was primarily due to an increase in net sales in our orphan segment of $303.8 million, primarily due to post-launch sales of TEPEZZA of $286.9 million.

The following table reflects net sales by medicine for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,		Change	Change
	2020	2019	$	%
TEPEZZA	$286,870	$—	$286,870	100%
KRYSTEXXA	108,470	99,576	8,894	9%
RAVICTI	64,648	59,954	4,694	8%
PROCYSBI	43,112	40,397	2,715	7%
ACTIMMUNE	28,312	27,861	451	2%
BUPHENYL	3,229	3,036	193	6%
QUINSAIR	163	211	(48)	(23)%
Orphan segment net sales	$534,804	$231,035	$303,769	131%

PENNSAID 2%	50,314	42,091	8,223	20%
DUEXIS	27,899	29,889	(1,990)	(7)%
RAYOS	18,132	19,359	(1,227)	(6)%
VIMOVO	5,278	13,092	(7,814)	(60)%
Inflammation segment net sales	$101,623	$104,431	$(2,808)	(3)%

Total net sales	$636,427	$335,466	$300,961	90%

Orphan Segment

TEPEZZA.  On January 21, 2020, the FDA approved TEPEZZA for the treatment of TED.  Net sales generated for TEPEZZA during the three months ended September 30, 2020 were $286.9 million.

KRYSTEXXA.  Net sales increased $8.9 million, or 9%, to $108.5 million during the three months ended September 30, 2020 from $99.6 million during the three months ended September 30, 2019.  Net sales increased by approximately $7.7 million due to higher net pricing and $1.2 million due to volume growth.  As a result of the COVID-19 pandemic, KRYSTEXXA net sales were negatively impacted during the three months ended September 30, 2020, due to reduced willingness of patients to visit physician offices and infusion centers.

RAVICTI.  Net sales increased $4.7 million, or 8%, to $64.7 million during the three months ended September 30, 2020, from $60.0 million during the three months ended September 30, 2019.  Net sales increased by approximately $4.1 million due to volume growth and $0.6 million due to higher net pricing.

PROCYSBI.  Net sales increased $2.7 million, or 7%, to $43.1 million during the three months ended September 30, 2020, from $40.4 million during the three months ended September 30, 2019.  Net sales increased by approximately $3.6 million due to higher net pricing, partially offset by a decrease of approximately $0.9 million resulting from lower sales volume.

ACTIMMUNE.  Net sales increased $0.4 million, or 2%, to $28.3 million during the three months ended September 30, 2020, from $27.9 million during the three months ended September 30, 2019. Net sales increased by approximately $2.4 million due to higher net pricing, partially offset by a decrease of approximately $2.0 million resulting from lower sales volume.

Inflammation Segment

As a result of the COVID-19 pandemic, sales volumes for our inflammation medicines have been negatively impacted due to reduced demand given the absence of in-person engagement by our sales representatives with health care providers and reduced levels of non-essential patient visits to physicians.

PENNSAID 2%.  Net sales increased $8.2 million, or 20%, to $50.3 million during the three months ended September 30, 2020, from $42.1 million during the three months ended September 30, 2019.  Net sales increased by approximately $17.8 million due to higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $9.6 million resulting from lower sales volume.

DUEXIS.  Net sales decreased $2.0 million, or 7%, to $27.9 million during the three months ended September 30, 2020, from $29.9 million during the three months ended September 30, 2019.  Net sales decreased by approximately $4.8 million resulting from lower sales volume, partially offset by an increase of approximately $2.8 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

RAYOS.  Net sales decreased $1.3 million, or 6%, to $18.1 million during the three months ended September 30, 2020, from $19.4 million during the three months ended September 30, 2019.  Net sales decreased by approximately $3.7 million due to lower sales volume, partially offset by an increase of $2.4 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

VIMOVO.  Net sales decreased $7.8 million, or 60%, to $5.3 million during the three months ended September 30, 2020, from $13.1 million during the three months ended September 30, 2019.  Net sales decreased by approximately $11.1 million due to lower sales volume, partially offset by an increase of $2.4 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs and an increase of $0.9 million related to authorized generic VIMOVO sales in the third quarter of 2020.

The table below reconciles our gross to net sales for the three months ended September 30, 2020 and 2019 (in millions, except percentages):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$1,114.9	100.0%	$953.4	100.0%
Adjustments to gross sales:
Medicine returns	(6.7)	(0.6)%	(9.1)	(1.0)%
Prompt pay discounts	(13.1)	(1.2)%	(17.4)	(1.8)%
Commercial rebates and wholesaler fees	(85.9)	(7.7)%	(112.6)	(11.8)%
Government rebates and chargebacks	(150.7)	(13.5)%	(132.6)	(13.9)%
Co-pay and other patient assistance	(222.1)	(19.9)%	(346.2)	(36.3)%
Total adjustments	(478.5)	(42.9)%	(617.9)	(64.8)%
Net sales	$636.4	57.1%	$335.5	35.2%

During the three months ended September 30, 2020, commercial rebates and wholesaler fees, as a percentage of gross sales, decreased to 7.7% from 11.8% during the three months ended September 30, 2019, primarily as a result of an increased proportion of orphan segment medicines sold and the impact of generic competition on VIMOVO sales.

During the three months ended September 30, 2020, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 19.9% from 36.3% during the three months ended September 30, 2019, primarily due to lower utilization of our patient assistance programs and the impact of generic competition on VIMOVO sales.

Cost of Goods Sold.  Cost of goods sold increased $61.5 million to $151.5 million during the three months ended September 30, 2020, from $90.0 million during the three months ended September 30, 2019.  The increase in cost of goods sold during the three months ended September 30, 2020 compared to three months ended September 30, 2019, was primarily due to a $30.8 million increase in royalty expense and a $7.7 million increase in amortization expense.  These increases are mainly related to royalties payable on net sales of TEPEZZA, which was launched in the first quarter of 2020, and the amortization of the TEPEZZA developed technology intangible asset, which commenced in the first quarter of 2020.  As a percentage of net sales, cost of goods sold was 23.8% during the three months ended September 30, 2020, compared to 26.8% during the three months ended September 30, 2019.  The decrease in cost of goods sold as a percentage of net sales was primarily due to a change in the mix of medicines sold.

Research and Development Expenses.  Research and development expenses increased $5.6 million to $30.2 million during the three months ended September 30, 2020, from $24.6 million during the three months ended September 30, 2019.  The increase was primarily attributable to a $6.4 million increase in clinical trial and manufacturing development costs and $2.4 million increase in employee-related costs, partially offset by a milestone payment of $3.0 million to Roche related to the TEPEZZA BLA submission to the FDA that was incurred during the third quarter of 2019.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $53.8 million to $226.1 million during the three months ended September 30, 2020, from $172.3 million during the three months ended September 30, 2019.  The increase was primarily attributable to an increase of $25.4 million in employee costs and an increase of $16.5 million related to marketing program costs. These increases were mainly due to the launch of TEPEZZA.

Loss on Debt Extinguishment.  During the three months ended September 30, 2020, we recorded a loss on debt extinguishment of $14.6 million in the condensed consolidated statements of comprehensive income (loss), which reflects the partial exchange of our 2.5% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes.  As of September 30, 2020, $400.0 million in aggregate principal amount of Exchangeable Senior Notes had been exchanged for ordinary shares and cash payments.  See Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

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

Interest Expense, Net.  Interest expense, net, decreased $8.2 million to $12.2 million during the three months ended September 30, 2020, from $20.4 million during the three months ended September 30, 2019.  The decrease was primarily due to a decrease in interest expense of $12.3 million, primarily related to the decrease in the principal amount of our term loans in July 2019, redemption of our remaining 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in August 2019, redemption of our 2024 Senior Notes, in August 2019 and the exchange of our Exchangeable Senior Notes, partially offset by a decrease in interest income of $4.1 million.

Benefit for Income Taxes. During the three months ended September 30, 2020, we recorded a benefit for income taxes of $91.1 million and a benefit for income taxes of $30.6 million during the three months ended September 30, 2019.  The increase in benefit for income taxes recorded during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions, the recognition of a deferred tax asset resulting from an intra-company transfer of intellectual property from a U.S. subsidiary to an Irish subsidiary and an increase in the tax benefits recognized on share-based compensation.  These increases in benefit were partially offset by tax expense recognized on U.S. taxable income generated from the intra-company transfer of intellectual property.

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total income (loss) before benefit for income taxes for the three months ended September 30, 2020 and 2019.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the three months ended September 30, 2020 and 2019 (in thousands, except percentages).

	For the Three Months Ended September 30,
	2020	2019	Change	% Change
Net sales	$534,804	$231,035	$303,769	131%
Segment operating income	274,687	79,695	194,992	245%

The increase in orphan segment net sales during the three months ended September 30, 2020 is described in the Consolidated Results section above.

Segment operating income. Orphan segment operating income increased $195.0 million to $274.7 million during the three months ended September 30, 2020, from $79.7 million during the three months ended September 30, 2019.  The increase was primarily attributable to an increase in net sales of $303.8 million, primarily due to post-launch sales of TEPEZZA as described above, partially offset by an increase in selling, general and administrative expenses of $44.1 million primarily due to increased costs relating to the launch of TEPEZZA and an increase of $32.0 million in royalty expense, primarily related to royalties payable on net sales of TEPEZZA.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating income for the three months ended September 30, 2020 and 2019 (in thousands, except percentages).

	For the Three Months Ended September 30,
	2020	2019	Change	% Change
Net sales	$101,623	$104,431	$(2,808)	(3%)
Segment operating income	55,098	49,766	5,332	11%

The decrease in inflammation segment net sales during the three months ended September 30, 2020 is described in the Consolidated Results section above.

Segment operating income. Inflammation segment operating income increased $5.3 million to $55.1 million during the three months ended September 30, 2020, from $49.8 million during the three months ended September 30, 2019.  The increase was primarily attributable to a decrease in sales and marketing costs of $5.9 million.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2020 and 2019

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

	For the Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Net sales	$1,455,115	$936,484	$518,631
Cost of goods sold	370,406	267,254	103,152
Gross profit	1,084,709	669,230	415,479
Operating expenses:
Research and development	138,483	74,611	63,872
Selling, general and administrative	696,271	511,720	184,551
Loss on sale of assets	—	10,963	(10,963)
Total operating expenses	834,754	597,294	237,460
Operating income	249,955	71,936	178,019
Other expense, net:
Interest expense, net	(48,100)	(69,991)	21,891
Loss on debt extinguishment	(31,856)	(58,835)	26,979
Foreign exchange gain (loss)	306	(25)	331
Other income (expense), net	1,791	(193)	1,984
Total other expense, net	(77,859)	(129,044)	51,185
Income (loss) before benefit for income taxes	172,096	(57,108)	229,204
Benefit for income taxes	(27,143)	(37,359)	10,216
Net income (loss)	$199,239	$(19,749)	$218,988

Net sales.  Net sales increased $518.6 million, or 55.4%, to $1,455.1 million during the nine months ended September 30, 2020, from $936.5 million during the nine months ended September 30, 2019.  The increase in net sales during the nine months ended September 30, 2020 was primarily due to an increase in net sales in our orphan segment of $558.7 million primarily due to post-launch sales of TEPEZZA of $476.3 million and higher net sales of KRYSTEXXA and RAVICTI when compared to the nine months ended September 30, 2019, partially offset by a decrease in net sales in our inflammation segment of $40.1 million.

The following table reflects net sales by medicine for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Nine Months Ended September 30,		Change	Change
	2020	2019	$	%
TEPEZZA	$476,257	$—	$476,257	100%
KRYSTEXXA	276,920	231,634	45,286	20%
RAVICTI	191,386	160,299	31,087	19%
PROCYSBI	122,812	121,142	1,670	1%
ACTIMMUNE	83,152	78,883	4,269	5%
BUPHENYL	8,389	8,173	216	3%
QUINSAIR	499	550	(51)	(9)%
Orphan segment net sales	$1,159,415	$600,681	$558,734	93%

PENNSAID 2%	126,925	143,751	(16,826)	(12)%
DUEXIS	87,044	89,412	(2,368)	(3)%
RAYOS	50,800	59,067	(8,267)	(14)%
VIMOVO	30,931	41,751	(10,820)	(26)%
MIGERGOT	—	1,822	(1,822)	(100)%
Inflammation segment net sales	$295,700	$335,803	$(40,103)	(12)%

Total net sales	$1,455,115	$936,484	$518,631	55%

Orphan Segment

TEPEZZA.  On January 21, 2020, the FDA approved TEPEZZA for the treatment of TED.  Net sales generated for TEPEZZA during the nine months ended September 30, 2020 were $476.3 million.

KRYSTEXXA.  Net sales increased $45.3 million, or 20%, to $276.9 million during the nine months ended September 30, 2020 from $231.6 million during the nine months ended September 30, 2019.  Net sales increased by approximately $27.5 million due to volume growth and $17.8 million due to higher net pricing.  As a result of the COVID-19 pandemic, KRYSTEXXA net sales were negatively impacted during the nine months ended September 30, 2020, due to reduced willingness of patients to visit physician offices and infusion centers.

RAVICTI.  Net sales increased $31.1 million, or 19%, to $191.4 million during the nine months ended September 30, 2020, from $160.3 million during the nine months ended September 30, 2019.  Net sales increased by approximately $17.7 million due to higher net pricing and an increase of approximately $13.4 million due to higher sales volume.

PROCYSBI.  Net sales increased $1.7 million, or 1%, to $122.8 million during the nine months ended September 30, 2020, from $121.1 million during the nine months ended September 30, 2019.  Net sales increased by approximately $3.2 million due to higher net pricing, partially offset by a decrease of approximately $1.5 million due to lower sales volume.

ACTIMMUNE.  Net sales increased $4.3 million, or 5%, to $83.2 million during the nine months ended September 30, 2020, from $78.9 million during the nine months ended September 30, 2019. Net sales increased by approximately $6.7 million due to higher net pricing, partially offset by a decrease of approximately $2.4 million resulting from lower sales volume.

Inflammation Segment

As a result of the COVID-19 pandemic, sales volumes for our inflammation medicines have been negatively impacted due to reduced demand given the absence of in-person engagement by our sales representatives with health care providers and reduced levels of non-essential patient visits to physicians.

PENNSAID 2%.  Net sales decreased $16.9 million, or 12%, to $126.9 million during the nine months ended September 30, 2020, from $143.8 million during the nine months ended September 30, 2019.  Net sales decreased by approximately $45.2 million due to lower sales volume, partially offset by an increase of approximately $28.3 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

DUEXIS.  Net sales decreased $2.4 million, or 3%, to $87.0 million during the nine months ended September 30, 2020, from $89.4 million during the nine months ended September 30, 2019.  Net sales decreased by approximately $23.5 million resulting from lower sales volume, partially offset by an increase of $21.1 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

RAYOS.  Net sales decreased $8.3 million, or 14%, to $50.8 million during the nine months ended September 30, 2020, from $59.1 million during the nine months ended September 30, 2019.  Net sales decreased by approximately $19.2 million due to lower sales volume, partially offset by an increase of $10.9 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

VIMOVO.  Net sales decreased $10.9 million, or 26%, to $30.9 million during the nine months ended September 30, 2020, from $41.8 million during the nine months ended September 30, 2019.  Net sales decreased by approximately $32.9 million due to lower sales volume, partially offset by an increase of $18.7 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs and an increase of $3.3 million related to authorized generic VIMOVO sales during the nine months ended September 30, 2020.

MIGERGOT.  On June 28, 2019, we sold our rights to MIGERGOT.

The table below reconciles our gross to net sales for the nine months ended September 30, 2020 and 2019 (in millions, except percentages):

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$2,816.4	100.0%	$2,889.9	100.0%
Adjustments to gross sales:
Medicine returns	(11.6)	(0.4)%	(19.9)	(0.7)%
Prompt pay discounts	(38.7)	(1.4)%	(53.0)	(1.8)%
Commercial rebates and wholesaler fees	(223.5)	(7.9)%	(342.6)	(11.9)%
Government rebates and chargebacks	(424.9)	(15.1)%	(366.7)	(12.7)%
Co-pay and other patient assistance	(662.6)	(23.5)%	(1,171.2)	(40.5)%
Total adjustments	(1,361.3)	(48.3)%	(1,953.4)	(67.6)%
Net sales	$1,455.1	51.7%	$936.5	32.4%

During the nine months ended September 30, 2020, commercial rebates and wholesaler fees, as a percentage of gross sales, decreased to 7.9% from 11.9% during the nine months ended September 30, 2019, primarily as a result of an increased proportion of orphan segment medicines sold and the impact of generic competition on VIMOVO sales.

During the nine months ended September 30, 2020, government rebates and chargebacks, as a percentage of gross sales, increased to 15.1% from 12.7% during the nine months ended September 30, 2019, primarily as a result of an increased proportion of orphan segment medicines sold.  Government rebates and chargebacks as a percentage of gross sales are typically higher for medicines in the orphan segment compared to medicines in the inflammation segment.

During the nine months ended September 30, 2020, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 23.5% from 40.5% during the nine months ended September 30, 2019, primarily due to lower utilization of our patient assistance programs and the impact of generic competition on VIMOVO sales.

Cost of Goods Sold.  Cost of goods sold increased $103.1 million to $370.4 million during the nine months ended September 30, 2020, from $267.3 million during the nine months ended September 30, 2019.  The increase in cost of goods sold during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily due to a $50.2 million increase in royalty expense and a $17.9 million increase in amortization expense.  These increases are mainly related to royalties payable on net sales of TEPEZZA, which was launched in the first quarter of 2020, and the amortization of the TEPEZZA developed technology intangible asset, which commenced in the first quarter of 2020. As a percentage of net sales, cost of goods sold was 25.4% during the nine months ended September 30, 2020, compared to 29.0% during the nine months ended September 30, 2019.  The decrease in cost of goods sold as a percentage of net sales was primarily due to a change in the mix of medicines sold.

Research and Development Expenses.  Research and development expenses increased $63.9 million to $138.5 million during the nine months ended September 30, 2020, from $74.6 million during the nine months ended September 30, 2019.  The increase was primarily attributable to the $45.0 million acquisition of Curzion during the nine months ended September 30, 2020.  Pursuant to ASC 805 (as amended by ASU No. 2017-01), we accounted for the Curzion acquisition as the purchase of an in-process research and development asset and, pursuant to ASC 730, recorded the purchase price as a research and development expense during the nine months ended September 30, 2020.  Additionally. clinical trial and manufacturing development costs increased $16.6 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $184.6 million to $696.3 million during the nine months ended September 30, 2020, from $511.7 million during the nine months ended September 30, 2019.  The increase was primarily attributable to an increase of $104.2 million in employee costs and an increase of $39.6 million related to marketing program costs.  These increases are mainly due to the launch of TEPEZZA.

Loss on Sale of Assets.  During the nine months ended September 30, 2019, we sold our rights to MIGERGOT for cash proceeds of $6.0 million, and we recorded a loss of $11.0 million on the sale.

Interest Expense, Net.  Interest expense, net, decreased $21.9 million to $48.1 million during the nine months ended September 30, 2020, from $70.0 million during the nine months ended September 30, 2019.  The decrease was primarily due to a decrease in interest expense of $33.5 million, primarily related to the decrease in the principal amount of our term loans in March 2019 and July 2019, redemption of our 2023 Senior Notes in May 2019 and in August 2019, redemption of our 2024 Senior Notes in August 2019 and the exchange of our Exchangeable Senior Notes, partially offset by a decrease in interest income of $11.6 million.
Loss on Debt Extinguishment.  During the nine months ended September 30, 2020, we recorded a loss on debt extinguishment of $31.9 million in the condensed consolidated statements of comprehensive income (loss), which reflects the exchange of our Exchangeable Senior Notes.  As of September 30, 2020, $400.0 million in aggregate principal amount of Exchangeable Senior Notes were fully extinguished and exchanged for ordinary shares or cash. See Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

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

Benefit for Income Taxes.  During the nine months ended September 30, 2020, we recorded a benefit for income taxes of $27.1 million and a benefit for income taxes of $37.4 million during the nine months ended September 30, 2019.  The decrease in benefit for income taxes recorded during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions, tax expense recognized on U.S. taxable income generated from an intra-company transfer of intellectual property from a U.S. subsidiary to an Irish subsidiary and a $15.2 million provision recorded following the publication, on April 8, 2020, by the U.S. Department of the Treasury, of Final Regulations for Section 267A, or commonly referred to as the Anti-Hybrid Rules.  The Final Regulations for Section 267A permanently disallow for U.S. tax purposes certain interest expense accrued to a foreign related party during the year ended December 31, 2019.  As a result, we recorded a write off of a deferred tax asset related to this interest expense during the nine months ended September 30, 2020 and recognized a corresponding tax provision of $15.2 million.  These decreases in benefit are partially offset by the recognition of a deferred tax asset in the Irish subsidiary resulting from the intra-company transfer of intellectual property and an increase in the tax benefits recognized on share-based compensation.

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total income (loss) before benefit for income taxes for the nine months ended September 30, 2020 and 2019.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages).

	For the Nine Months Ended September 30,
	2020	2019	Change	% Change
Net sales	$1,159,415	$600,681	$558,734	93%
Segment operating income	480,584	180,095	300,489	167%

The increase in orphan segment net sales during the nine months ended September 30, 2020 is described in the Consolidated Results section above.

Segment operating income.  Orphan segment operating income increased $300.5 million to $480.6 million during the nine months ended September 30, 2020, from $180.1 million during the nine months ended September 30, 2019.  The increase was primarily attributable to an increase in net sales of $558.7 million primarily due to post-launch sales of TEPEZZA as described above, partially offset by an increase in selling, general and administrative expenses of $146.7 million primarily due to increased costs relating to the launch of TEPEZZA and an increase of $55.2 million in royalty expense, primarily related to royalties payable on net sales of TEPEZZA.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating income for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages).

	For the Nine Months Ended September 30,
	2020	2019	Change	% Change
Net sales	$295,700	$335,803	$(40,103)	(12%)
Segment operating income	145,136	161,685	(16,549)	(10%)

The decrease in inflammation segment net sales during the nine months ended September 30, 2020 is described in the Consolidated Results section above.

Segment operating income.  Inflammation segment operating income decreased $16.6 million to $145.1 million during the nine months ended September 30, 2020, from $161.7 million during the nine months ended September 30, 2019.  The decrease was primarily attributable to a decrease in net sales of $40.1 million as described above, partially offset by a decrease in sales and marketing costs of $20.5 million.

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

Reconciliations of reported GAAP net income (loss) to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP net income (loss)	$292,840	$18,234	$199,239	$(19,749)
Depreciation (1)	5,157	1,658	19,229	4,574
Amortization and step-up:
Intangible amortization expense (2)	65,353	57,662	190,677	172,762
Inventory step-up expense	—	—	—	90
Interest expense, net (including amortization of debt discount and deferred financing costs)	12,185	20,428	48,100	69,991
Benefit for income taxes	(91,081)	(30,564)	(27,143)	(37,359)
EBITDA	284,454	67,418	430,102	190,309
Other non-GAAP adjustments:
Share-based compensation (3)	30,356	18,151	113,834	67,066
Loss on debt extinguishment (4)	14,602	41,371	31,856	58,835
Acquisition/divestiture-related costs (5)	199	67	47,296	2,613
Drug substance harmonization costs (6)	193	80	483	394
Upfront, progress and milestones payments related to license and collaboration agreements (7)	—	3,073	3,000	9,073
Impairment of long-lived assets (8)	—	—	1,072	—
Fees related to refinancing activities (9)	—	262	54	1,437
Loss on sale of assets (10)	—	—	—	10,963
Charges related to discontinuation of Friedreich’s ataxia program (11)	—	—	—	1,221
Litigation settlements (12)	—	—	—	1,000
Restructuring and realignment costs (13)	—	—	—	33
Total of other non-GAAP adjustments	45,350	63,004	197,595	152,635
Adjusted EBITDA	$329,804	$130,422	$627,697	$342,944

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP net income (loss)	$292,840	$18,234	$199,239	$(19,749)
Non-GAAP adjustments:
Depreciation (1)	5,157	1,658	19,229	4,574
Amortization and step-up:
Intangible amortization expense (2)	65,353	57,662	190,677	172,762
Amortization of debt discount and deferred financing costs (14)	1,208	5,447	12,025	17,069
Inventory step-up expense	—	—	—	90
Share-based compensation (3)	30,356	18,151	113,834	67,066
Loss on debt extinguishment (4)	14,602	41,371	31,856	58,835
Acquisition/divestiture-related costs (5)	199	67	47,296	2,613
Drug substance harmonization costs (6)	193	80	483	394
Upfront, progress and milestones payments related to license and collaboration agreements (7)	—	3,073	3,000	9,073
Impairment of long-lived assets (8)	—	—	1,072	—
Fees related to refinancing activities (9)	—	262	54	1,437
Loss on sale of assets (10)	—	—	—	10,963
Charges related to discontinuation of Friedreich’s ataxia program (11)	—	—	—	1,221
Litigation settlements (12)	—	—	—	1,000
Restructuring and realignment costs (13)	—	—	—	33
Total of pre-tax non-GAAP adjustments	117,068	127,771	419,526	347,130
Income tax effect of pre-tax non-GAAP adjustments (15)	(23,063)	(21,919)	(80,122)	(52,291)
Other non-GAAP income tax adjustments (16)	5,331	—	20,541	(1,452)
Total non-GAAP adjustments	99,336	105,852	359,945	293,387
Non-GAAP Net Income	$392,176	$124,086	$559,184	$273,638

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	212,320,219	186,470,141	198,413,779	181,949,838

Non-GAAP Earnings Per Share – Basic
GAAP income (loss) per share – Basic	$1.38	$0.10	$1.00	$(0.11)
Non-GAAP adjustments	0.47	0.57	1.82	1.61
Non-GAAP earnings per share – Basic	$1.85	$0.67	$2.82	$1.50

Non-GAAP Net Income	$392,176	$124,086	$559,184	$273,638
Effect of assumed exchange of Exchangeable Senior Notes, net of tax	223	—	3,789	—
Numerator - non-GAAP Net Income	$392,399	$124,086	$562,973	$273,638

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	212,320,219	186,470,141	198,413,779	181,949,838
Ordinary share equivalents	12,959,618	7,701,826	19,431,212	7,747,931
Denominator - weighted average ordinary shares – Diluted	225,279,837	194,171,967	217,844,991	189,697,769

Non-GAAP Earnings Per Share – Diluted
GAAP income (loss) per share – Diluted	$1.31	$0.09	$0.95	$(0.11)
Non-GAAP adjustments	0.43	0.55	1.63	1.61
Diluted earnings per share effect of ordinary share equivalents	—	—	—	(0.06)
Non-GAAP earnings per share – Diluted	$1.74	$0.64	$2.58	$1.44

(1)	Represents depreciation expense related to our property, equipment, software and leasehold improvements.

(2)

Intangible amortization expenses are associated with our intellectual property rights, developed technology and customer relationships related to TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL, PENNSAID 2%, RAYOS, VIMOVO and MIGERGOT.

(3)

Represents share-based compensation expense associated with our stock option, restricted stock unit and performance stock unit grants to our employees and non-employee directors, and our employee share purchase plan.

(4)

During the nine months ended September 30, 2020, we recorded a loss on debt extinguishment of $31.9 million in the condensed consolidated statements of comprehensive income (loss), which reflects the extinguishment of our Exchangeable Senior Notes.

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

(5)

Represents expenses, including legal and consulting fees, incurred in connection with our acquisitions and divestitures.  Costs recovered from subleases of acquired facilities and reimbursed expenses incurred under transition arrangements for divestitures are also reflected in this line item.  In addition, the nine months ended September 30, 2020 amounts include the Curzion acquisition payment of $45.0 million, which was recorded as a research and development expense.

(6)

During the year ended December 31, 2016, we entered into a definitive agreement to acquire certain rights to interferon gamma-1b, marketed as IMUKIN in an estimated thirty countries primarily in Europe and the Middle East, or the IMUKIN purchase agreement.  We already owned the rights to interferon gamma-1b marketed as ACTIMMUNE in the United States, Canada and Japan.  In connection with the IMUKIN purchase agreement, we also committed to pay our contract manufacturer certain amounts related to the harmonization of the manufacturing processes for ACTIMMUNE and IMUKIN drug substance, or the harmonization program.  At the time we entered into the IMUKIN purchase agreement and the harmonization program commitment was made, we had anticipated achieving certain benefits should the Phase 3 clinical trial evaluating ACTIMMUNE for the treatment of Friedreich’s ataxia be successful.  If the study had been successful and if U.S. marketing approval had subsequently been obtained, we had forecasted significant increases in demand for the medicine and the harmonization program would have resulted in significant benefits to us.  Following our discontinuation of the FA program, we determined that certain assets, including an upfront payment related to the IMUKIN purchase agreement, were impaired, and the costs under the harmonization program would no longer have benefit to us and should be expensed as incurred.

(7)

During the nine months ended September 30, 2020, we recognized a $3.0 million progress payment in relation to the collaboration agreement with HemoShear Therapeutics, LLC, or HemoShear, which was paid in July 2020.

During the nine months ended September 30, 2019, we recorded an upfront, progress and milestone payments related to license and collaboration agreements of $9.1 million which was composed of a $3.0 million milestone payment to Roche relating to the TEPEZZA BLA submission to the FDA during the third quarter of 2019, an upfront cash payment of $2.0 million and a progress payment of $4.0 million in relation to the collaboration agreement with HemoShear.

(8)	During the nine months ended September 30, 2020, we recorded an impairment charge of $1.1 million related to the Novato, California office lease, which was obtained through an acquisition.

(9)	Represents arrangement and other fees relating to our refinancing activities.

(10)	During the nine months ended September 30, 2019, we recorded a loss of $11.0 million on the sale of our rights to MIGERGOT.

(11)	Represents expenses incurred relating to discontinuation of the Friedreich’s ataxia program and a reduction to previous charges recorded.

(12)	We recorded $1.0 million of expense during the nine months ended September 30, 2019 for litigation settlements.

(13)	Represents expenses, including severance costs and consulting fees, related to restructuring and realignment activities.

(14)	Represents amortization of debt discount and deferred financing costs associated with our debt.

(15)

Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment.

(16)

During the nine months ended September 30, 2020, following the publication of the Anti-Hybrid Rules on April 8, 2020, we recorded a write off of a deferred tax asset related to certain interest expense accrued to a foreign related party during the year ended December 31, 2019 and recognized a corresponding one-time tax provision, resulting in a non-GAAP tax adjustment of $15.2 million.  We also recognized a U.S. federal tax liability on U.S. taxable income generated from an intra-company transfer of intellectual property from a U.S. subsidiary to an Irish subsidiary, which was partially offset by the recognition of a deferred tax asset in the Irish subsidiary, resulting in a non-GAAP tax adjustment of $5.3 million.

During the nine months ended September 30, 2019, we released a reserve that was originally established and treated as a non-GAAP adjustment related to an uncertain tax position in connection with an acquisition resulting in a non-GAAP tax adjustment of $1.5 million.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses on a GAAP basis in most fiscal years since our inception in June 2005 and, as of September 30, 2020, we had an accumulated deficit of $406.4 million.  We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines, including as a result of the commercial launch of TEPEZZA, but we believe these cost increases will be more than offset by higher net sales and gross profits in future periods.  Additionally, we expect that our research and development costs will increase as we acquire or develop more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes.

Following the highly successful launch of TEPEZZA, which has significantly exceeded expectations, we are in the process of expanding our production capacity to meet anticipated future demand for TEPEZZA.  As of September 30, 2020, we had total purchase commitments, including the minimum annual order quantities and binding firm orders, with AGC Biologics A/S (formerly known as CMC Biologics A/S) for TEPEZZA drug substance of €130.7 million ($153.2 million converted at an exchange rate as of September 30, 2020 of 1.1722), to be delivered through September 2022.  In addition, we had binding purchase commitments with Catalent Indiana, LLC for TEPEZZA drug product of $15.8 million, to be delivered through September 2021.  We expect to enter into additional purchase commitments in connection with our efforts to expand production capacity in order to meet this anticipated increase in demand.

During the third quarter of 2020, our accounts receivables increased significantly from $543.8 million as of June 30, 2020, to $705.9 million as of September 30, 2020. This increase was primarily due to both the growth in and the timing of receipts for TEPEZZA sales.  During the initial launch period, the payment terms for TEPEZZA were extended.  On October 1, 2020, the permanent J-code for TEPEZZA was implemented and the payment terms for TEPEZZA have started to decline.  We expect that cash inflows from TEPEZZA sales will increase significantly in the fourth quarter of 2020.

On August 11, 2020, we closed an underwritten public equity offering of 13.6 million ordinary shares at a price to the public of $71.0 per share, resulting in net proceeds of approximately $919.8 million after deducting underwriting discounts and other offering expenses payable by us.  This included the exercise in full by the underwriters of their option to purchase up to 1.8 million additional ordinary shares.

On June 3, 2020, we issued a notice of redemption, or the Redemption Notice, for all our outstanding Exchangeable Senior Notes. From June 3, 2020 through July 30, 2020, we issued an aggregate of 13,898,414 of our ordinary shares to noteholders as a result of exchanges of $398.3 million in aggregate principal amount of Exchangeable Senior Notes following the issuance of the Redemption Notice.  On August 3, 2020, we redeemed the remaining $1.7 million in aggregate principal amount of Exchangeable Senior Notes and made aggregate cash payments to the holders of such Exchangeable Senior Notes of $1.8 million, including accrued interest.  During the three and nine months ended September 30, 2020, we recorded a loss on debt extinguishment of $14.6 million and $31.9 million, respectively.

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

In February 2020, we purchased a three-building campus in Deerfield, Illinois, for total consideration and directly attributable transaction costs of $118.5 million.  The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space.  We expect to move to the Deerfield campus in the first quarter of 2021 and market our Lake Forest office for sub-lease.  We expect to make significant capital expenditures during the fourth quarter of 2020 and the first quarter of 2021 in order to prepare the Deerfield campus for occupancy.  In addition, if we are unable to sub-lease our existing Lake Forest office at rental rates similar to the rates under our existing lease or at all, we would be obligated to continue paying substantial rental payments through the end of the lease term in 2031.

In July 2020, we committed to invest as a strategic limited partner in two venture capital funds: Forbion Growth Opportunities Fund I C.V., or the Forbion Fund, and Aisling Capital V, LP, or the Aisling Fund.  We committed to investing an aggregate $34.6 million in the two funds, comprising of a $20.0 million commitment to the Aisling Fund and a €13.0 million ($15.2 million when converted using a EUR-to-Dollar exchange rate at September 30, 2020 of 1.1722) commitment to the Forbion Fund, over each fund’s respective investment periods.  As of September 30, 2020, we paid $8.1 million in relation to the Aisling Fund and €0.7 million in relation to the Forbion Fund ($0.9 million when converted using a EUR-to-Dollar exchange rate at the date of payment of 1.1937).  Additionally, in October 2020, we committed to investing an aggregate $15.0 million as a strategic limited partner in a third venture capital fund, RiverVest Venture Fund V, L.P., over the fund’s investment period.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years.  As of September 30, 2020, we had $1,725.4 million in cash and cash equivalents and total debt with a book value of $1,002.8 million and principal value of $1,018.0 million.  We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next twelve months from the issuance of the financial statements in this Quarterly Report on Form 10-Q.  We do not have any financial covenants or non-financial covenants that we expect to be affected by the economic disruptions and negative effects of the COVID-19 pandemic on the financial environment.

We have a significant amount of debt outstanding on a consolidated basis.  For a description of our debt agreements, see Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.   This substantial level of debt could have important consequences to our business, including, but not limited to: making it more difficult for us to satisfy our obligations; requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund acquisitions, capital expenditures, and future business opportunities; limiting our ability to obtain additional financing, including borrowing additional funds; increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and placing us at a disadvantage as compared to our competitors, to the extent that they are not as highly leveraged.  We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness.

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

Sources and Uses of Cash

The following table provides a summary of our cash position as of and cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	As of and for the Nine Months Ended September 30,
	2020	2019
Cash, cash equivalents and restricted cash	$1,728,976	$887,710
Cash provided by (used in):
Operating activities	145,871	234,952
Investing activities	(398,641)	(5,325)
Financing activities	900,482	(302,832)

Operating Cash Flows

During the nine months ended September 30, 2020, net cash provided by operating activities of $145.9 million was primarily attributable to cash collections from gross sales, partially offset by payments made related to patient assistance costs for our inflammation segment medicines and government rebates for our orphan segment medicines, payments related to selling, general and administrative expenses and research and development expenses.

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

Investing Cash Flows

During the nine months ended September 30, 2020, net cash used in investing activities of $398.6 million was primarily attributable to payments for acquisitions of $262.3 million which consisted of $215.2 million of milestone payments associated with the acquisition of River Vision Development Corp., or River Vision, and our agreements with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc, or together referred to as Roche, with S.R. One and with Lundbeckfond and $45.0 million due to the acquisition of Curzion in the second quarter of 2020.  Additionally, $112.5 million was paid in the first quarter of 2020 in relation to the purchase of a three-building campus in Deerfield, Illinois.

During the nine months ended September 30, 2019, net cash used in investing activities of $5.3 million was primarily attributable to the purchases of property and equipment of $11.3 million, partially offset by proceeds from the MIGERGOT transaction of $6.0 million.

Financing Cash Flows

During the nine months ended September 30, 2020, net cash provided by financing activities of $900.5 million was primarily attributable to the issuance of 13.6 million ordinary shares in connection with our underwritten public equity offering in August 2020.  We received net proceeds of approximately $919.8 million after deducting underwriting discounts and other offering expenses payable by us in connection with such offering.

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

Financial Condition as of September 30, 2020 compared to December 31, 2019

Accounts receivable, net.  Accounts receivable, net, increased $297.2 million, from $408.7 million as of December 31, 2019 to $705.9 million as of September 30, 2020.  The increase was primarily due to both the growth in sales and the timing of receipts of accounts receivable for TEPEZZA sales.  During the initial launch period, the payment terms for TEPEZZA were extended.  On October 1, 2020, the permanent J-code for TEPEZZA was implemented and the payment terms for TEPEZZA have started to decline.

Inventories, net.  Inventories, net, increased $23.3 million, from $53.8 million as of December 31, 2019 to $77.1 million as of September 30, 2020.  The increase was primarily related to the increases of TEPEZZA inventory held.

Prepaid expenses and other current assets.  Prepaid expenses and other current assets increased $76.7 million, from $143.6 million as of December 31, 2019 to $220.3 million as of September 30, 2020.  The increase was primarily due to an increase in advance payments for TEPEZZA inventory of $43.8 million and an increase in prepaid income taxes and income taxes receivable of $22.5 million.

Property and equipment, net.  Property and equipment, net, increased $126.2 million, from $30.1 million as of December 31, 2019 to $156.3 million as of September 30, 2020.  In February 2020, we purchased a three-building campus in Deerfield, Illinois, for total consideration and directly attributable transaction costs of $118.5 million.

Developed technology and other intangible assets, net.  Developed technology and other intangible assets, net, increased $145.2 million, from $1,702.6 million as of December 31, 2019 to $1,847.8 million as of September 30, 2020. During the nine months ended September 30, 2020, in connection with the acquisition of River Vision and our agreements with Roche, S.R. One and Lundbeckfond, we capitalized $336.0 million of developed technology related to TEPEZZA.  This was partially offset by amortization of developed technology of $190.7 million during the nine months ended September 30, 2020.

Accounts payable.  Accounts payable increased $17.5 million, from $21.5 million as of December 31, 2019 to $39.0 million as of September 30, 2020.  This increase was primarily due to the timing of invoices received.

Accrued expenses.  Accrued expenses increased $186.6 million, from $235.2 million as of December 31, 2019 to $421.8 million as of September 30, 2020.  As of September 30, 2020, we recorded a liability of $121.2 million in accrued expenses representing net sales milestones for TEPEZZA, composed of $67.0 million in relation to the expected attainment in 2020 of various net sales milestones payable under the acquisition agreement for River Vision and CHF50.0 million ($54.2 million when converted using a CHF-to-Dollar exchange rate as of September 30, 2020 of 1.0859)  in relation to the expected attainment in 2020 of various net sales milestones payable to Roche.  Additionally, accrued royalties increased by $30.6 million and payroll-related accrued expenses increased by $21.5 million.

Accrued trade discounts and rebates.  Accrued trade discounts and rebates decreased $143.6 million, from $466.4 million as of December 31, 2019 to $322.8 million as of September 30, 2020.  This was primarily due to a decrease of $85.9 million in accrued co-pay and other patient assistance costs primarily due to lower utilization of our patient assistance programs, the impact of generic competition on VIMOVO sales and the timing of payments, a $55.4 million decrease in accrued commercial rebates and wholesaler fees primarily due to the timing of payments and the impact of generic competition on VIMOVO sales and a $2.3 million decrease in accrued government rebates and chargebacks.

Exchangeable Senior Notes.  On June 3, 2020, we issued the Redemption Notice for all of our outstanding Exchangeable Senior Notes with a redemption date of August 3, 2020.  As of September 30, 2020, all $400.0 million in aggregate principal amount of Exchangeable Senior Notes had been exchanged or redeemed. See Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

Contractual Obligations

During the nine months ended September 30, 2020, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for our entry into the following commitments described below.

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

In July 2020, we committed to invest as a strategic limited partner in two venture capital funds:  Forbion Growth Opportunities Fund I C.V., or the Forbion Fund, and the Aisling Capital V, LP, or the Aisling Fund.  We committed to investing an aggregate $34.6 million in the two funds, comprising of a $20.0 million commitment to the Aisling Fund and a €13.0 million ($15.2 million when converted using a EUR-to-Dollar exchange rate at September 30, 2020 of 1.1722) commitment to the Forbion Fund, over each fund’s respective investment periods.  As of September 30, 2020, we paid $8.1 million in relation to the Aisling Fund and €0.7 million in relation to the Forbion Fund ($0.9 million when converted using a EUR-to-Dollar exchange rate at the date of payment of 1.1937). Additionally, in October 2020, we committed to investing an aggregate $15.0 million as a strategic limited partner in a third venture capital fund, RiverVest Venture Fund V, L.P., over the fund’s investment period.

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

During the nine months ended September 30, 2020, there were no significant changes in our application of our critical accounting policies.

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

Interest Rate Risk.  We are subject to interest rate fluctuation exposure through our borrowings under our Credit Agreement and our investment in money market accounts which bear a variable interest rate.  Term loans under our Credit Agreement bear interest, at our option, at a rate equal to the London Inter-Bank Offered Rate, or LIBOR, plus 2.25% per annum (subject to a 0.00% LIBOR floor), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%.  The loans under our incremental revolving credit facility, or Revolving Credit Facility, bear interest, at our option, at a rate equal to either LIBOR plus an applicable margin of 2.25% per annum (subject to a LIBOR floor of 0.00%), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  Our approximately $418.0 million of senior secured term loans under the Credit Agreement is based on LIBOR.  As of September 30, 2020, the Revolving Credit Facility was undrawn.  The one-month LIBOR rate as of October 13, 2020, which was the most recent date the interest rate on the term loan was fixed, was 0.19%, and as a result, the interest rate on our borrowings is currently 2.19% per annum.  Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, intends to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR.

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

Foreign Currency Risk.  Our purchase costs of TEPEZZA drug substance and ACTIMMUNE inventory are principally denominated in Euros and are subject to foreign currency risk.  In addition, we are obligated to pay certain milestones and a royalty on sales of TEPEZZA to Roche in Swiss Francs, which obligations are subject to foreign currency risk.  We have contracts relating to RAVICTI, QUINSAIR and PROCYSBI for sales in Canada which sales are subject to foreign currency risk.  We also incur certain operating expenses in currencies other than the U.S. dollar in relation to our Irish operations and foreign subsidiaries.  Therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro, the Swiss Franc and the Canadian dollar.

Inflation Risk.  We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Credit Risk.  Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of September 30, 2020 and December 31, 2019, our top four customers accounted for approximately 94% and 84%, respectively, of our total outstanding accounts receivable balances.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  During the quarter ended September 30, 2020, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The COVID-19 global pandemic has and may continue to adversely impact our business, including the commercialization of our medicines, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.*

On March 11, 2020, the World Health Organization made the assessment that a novel strain of coronavirus, which causes the COVID-19 disease, can be characterized as a pandemic.  The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States took aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions).  Similarly, the Irish government has limited gatherings of people and encouraged employees to work from their homes, and may implement more aggressive policies in the future.  In addition, in mid-March 2020 we implemented work-from-home policies for all employees and moved to a “virtual” model with respect to our physician, patient and partner support activities.  As certain U.S. states have started to reduce restrictions, we are seeing physician offices beginning to reopen, which reopening varies on a state-by-state basis. As a result, our sales representatives in some areas have transitioned to being back out in the field and are working on ways to re-engage patients and physicians.  However, as COVID-19 cases have increased in certain areas, certain U.S. states have started to reimplement restrictions and we have seen some physician offices re-establish limits on in-person visits.  Restrictions in response to COVID-19 may continue to fluctuate in U.S. states and other geographies and we cannot guarantee that additional U.S. states that have previously reduced restrictions will not reimplement them or that other states will reduce restrictions in the near-term. The effects of government actions and our policies and those of third parties to reduce the spread of COVID-19 may negatively impact productivity and our ability to market and sell our medicines, cause disruptions to our supply chain and ongoing and future clinical trials and impair our ability to execute our business development strategy.  These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

The commercialization of our medicines has been adversely impacted by COVID-19 and actions taken to slow its spread.  For example, patients have postponed visits to healthcare provider facilities, certain healthcare providers have temporarily closed their offices or are restricting patient visits, healthcare provider employees may become generally unavailable and there could be disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for our medicines to be prescribed, reimbursed and administered to patients.  We also cannot predict how effective our virtual patient, physician and partner support initiatives will be with respect to marketing and supporting the administration and reimbursement of our medicines, or when we will be able to resume other in-person sales and marketing activities.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our medicines.  In particular, some of our suppliers of certain materials used in the production of our medicines are located in regions that have been subject to COVID-19-related actions and policies that limit the conduct of normal business operations.  To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to COVID-19, our ability to continue meeting commercial demand for our medicines in the United States or advancing development of our medicine candidates may become impaired.  At this time, we consider our inventories on hand to be sufficient to meet our commercial requirements.

In addition, our clinical trials may be affected by COVID-19.  Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

•	timing of market introduction of our medicines as well as competitive medicines;
•	efficacy and safety of our medicines;
•	continued projected growth of the markets in which our medicines compete;
•	the extent to which physicians diagnose and treat the conditions that our medicines are approved to treat;
•	prevalence and severity of any side effects;
•	if and when we are able to obtain regulatory approvals for additional indications for our medicines;
•	acceptance by patients, physicians and applicable specialists;
•	availability of, and ability to maintain, coverage and adequate reimbursement and pricing from government and other third-party payers;
•	potential or perceived advantages or disadvantages of our medicines over alternative treatments, including cost of treatment and relative convenience and ease of administration;
•	strength of sales, marketing and distribution support;
•	the price of our medicines, both in absolute terms and relative to alternative treatments;
•	impact of past and limitation of future medicine price increases;
•	our ability to maintain a continuous supply of our medicines for commercial sale;
•	the effect of current and future healthcare laws;
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

With respect to TEPEZZA, sales will depend on market acceptance and adoption by physicians and healthcare payers, as well as the ability and willingness of physicians who do not have in-house infusion capability to refer patients to infusion sites of care.  With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales, marketing and clinical strategies, which are intended to expand the patient population and usage of KRYSTEXXA.  This includes our marketing efforts in nephrology and our studies designed to improve the response rate to KRYSTEXXA, to evaluate a shorter infusion time, and to evaluate the use of KRYSTEXXA in kidney transplant patients.  With respect to RAVICTI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI and to encourage patients and physicians to continue RAVICTI therapy once initiated.  With respect to PROCYSBI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation immediate-release cysteamine therapy to PROCYSBI, to identify additional patients with nephropathic cystinosis and to encourage patients and physicians to continue therapy once initiated.  With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to identify additional patients with such conditions and encourage patients and physicians to continue treatment once initiated.  With respect to each of PENNSAID 2% w/w, or PENNSAID 2%, RAYOS and DUEXIS, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers.  With respect to DUEXIS, studies indicate that physicians do not commonly co-prescribe gastrointestinal, or GI, protective agents to high-risk patients taking nonsteroidal anti-inflammatory drugs, or NSAIDs.  We believe this is due in part to a lack of awareness among physicians prescribing NSAIDs regarding the risk of NSAID-induced upper GI ulcers, in addition to the inconvenience of prescribing two separate medications and patient compliance issues associated with multiple prescriptions.  If physicians remain unaware of, or do not otherwise believe in, the benefits of combining GI protective agents with NSAIDs, our market opportunity for DUEXIS will be limited.  Some physicians may also be reluctant to prescribe DUEXIS due to the inability to vary the dose of ibuprofen and naproxen, respectively, or if they believe treatment with NSAIDs or GI protective agents other than those contained in DUEXIS, including those of its competitors, would be more effective for their patients.  If our current medicines or any other medicine that we may seek approval for, or acquire, fail to attain market acceptance, we may not be able to generate significant revenue to sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

The COVID-19 pandemic and actions taken to slow its spread has had and will continue to have a negative impact on sales of our medicines.  For example, in March 2020 we transitioned our sales force to a virtual model such that they no longer had in-person interactions with healthcare professionals and while we have been working on ways to re-engage patients and physicians as certain U.S. states have started to reduce restrictions, the virtual model is still being used.  While we have attempted to maintain the effectiveness of our sales and marketing efforts in the virtual model, it may not be as effective as in-person interactions in terms of conveying key information about our medicines or aiding physicians and their staff in prescribing and helping their patients obtain appropriate reimbursement for our medicines.  Many physicians, in particular in primary care practices that prescribe our inflammation segment medicines, have reduced their operations in light of COVID-19, including delaying patient visits and writing new prescriptions, and this has negatively impacted sales in our inflammation segment.  Similarly, many patients have deferred non-essential visits to healthcare providers, which has had a negative impact on prescriptions being written and filled.  For example, due to reduced willingness of patients to visit physician offices and infusion centers, sales of KRYSTEXXA have been negatively impacted, and we expect this impact to continue in future quarters until healthcare activities and patient visits return to normal levels.  It is also possible that a prolonged period of “shelter-in-place” orders and social distancing behaviors and the associated reduction of physician office visits could force various healthcare practices to permanently close or to consolidate with larger practices or healthcare groups, which could cause us to lose previously-established physician relationships.  We cannot predict how long the COVID-19 pandemic will continue to negatively impact sales of our medicines and we expect that even after government-mandated restrictions are lifted, our sales force activities, healthcare provider operations and patients’ willingness to visit healthcare facilities will continue to be limited.

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

With respect to our rare disease medicines, TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI and ACTIMMUNE, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for label expansion and more effective use through clinical trials.  Our comprehensive post-launch commercial strategy for TEPEZZA aims to enable more thyroid eye disease, or TED, patients to benefit from TEPEZZA.  We are doing this by: (i) driving continued TEPEZZA uptake in the treatment of acute and chronic TED through continued promotion of TEPEZZA to treating physicians; (ii) continuing to develop the TED market by increasing physician awareness of the disease severity, the urgency to diagnose and treat, as well as the benefits of treatment with TEPEZZA; (iii) driving accelerated disease identification and time to treatment through our digital, broadcast and television marketing campaigns; (iv) enhancing the patient journey with our high-touch, patient-centric model as well as support for the patient and site-of-care referral processes; and (v) expanding access for TED patients. Our strategy with respect to KRYSTEXXA includes existing rheumatology account growth, new rheumatology account growth and accelerating nephrology growth, as well as development efforts to enhance response rates through combination treatment with methotrexate and to shorten the infusion time.  With respect to RAVICTI and PROCYSBI, our strategy includes accelerating the transition of patients from first-generation therapies, increasing the diagnosis of the associated rare conditions through patient and physician outreach; and increasing compliance rates.  Our strategy with respect to ACTIMMUNE, our medicine for the treatment of chronic granulomatous disease, includes increasing awareness and diagnosis of chronic granulomatous disease and increasing compliance rates.

We are focusing a significant portion of our commercial activities and resources on TEPEZZA, and we believe our ability to grow our long-term revenues, and a significant portion of the value of our company, relates to our ability to successfully commercialize TEPEZZA in the United States.  As a newly-launched medicine for a disease that had no previously-approved treatments, successful commercialization of TEPEZZA is subject to many risks.  There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.  While we have established our commercial team and U.S. sales force, we will need to further train and develop the team in order to successfully commercialize TEPEZZA.  There are many factors that could cause the launch and commercialization of TEPEZZA to be unsuccessful, including a number of factors that are outside our control.  Because no medicine has previously been approved by the FDA for the treatment of TED, it is especially difficult to estimate TEPEZZA’s market potential or the time it will take to increase patient and physician awareness of TED and change current treatment paradigms.  For example, shortly after the launch of TEPEZZA, we transitioned our sales force to a virtual model in light of the COVID-19 pandemic, which, combined with physicians generally reducing their own availability, has made it more challenging to execute on our strategy to educate physicians about TEPEZZA and the treatment of TED.  In addition, some physicians that are potential prescribers of TEPEZZA do not have the necessary infusion capabilities to administer the medicine and may not otherwise be able or willing to refer their patients to third-party infusion centers, which may discourage them from treating their patients with TEPEZZA.  The commercial success of TEPEZZA depends on the extent to which patients and physicians accept and adopt TEPEZZA as a treatment for TED.  For example, if the patient population suffering from TED is smaller than we estimate, if it proves difficult to identify TED patients or educate physicians as to the availability and potential benefits of TEPEZZA, or if physicians are unwilling to prescribe or patients are unwilling to take TEPEZZA, the commercial potential of TEPEZZA will be limited.  We also have limited information regarding how physicians, patients and payers will respond to the pricing of TEPEZZA.  Physicians may not prescribe TEPEZZA and patients may be unwilling to use TEPEZZA if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost.  Thus, significant uncertainty remains regarding the commercial potential of TEPEZZA.  If the launch or commercialization of TEPEZZA is unsuccessful or perceived as disappointing, the price of our ordinary shares could decline significantly and long-term success of the medicine and our company could be harmed.

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

If any of our commercial strategies are unsuccessful or we fail to successfully modify our strategies over time due to changing market conditions, our ability to increase market share for our medicines, grow revenues and to sustain profitability will be harmed.

We are dependent on wholesale distributors for distribution of our products in the United States and, accordingly, our results of operations could be adversely affected if they encounter financial difficulties*

In 2020, four wholesale distributors accounted for substantially all of our sales in the United States.  If one of our significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with us, and we may be unable to collect all the amounts that the distributor owes on a timely basis or at all, which could negatively impact our business and results of operations.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biopharma company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights.  We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights.  In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities.  As of September 30, 2020, we had approximately 445 sales representatives in the field, consisting of approximately 200 orphan sales representatives (including approximately 50 TEPEZZA sales representatives) and 245 inflammation sales representatives.  We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming.  We also cannot be certain that we will be able to continue to successfully develop this capability.

As we continue to add medicines through development efforts and acquisition transactions, the members of our sales force may have limited experience promoting certain of our medicines.  To the extent we employ an acquired entity’s sales forces to promote acquired medicines, we may not be successful in continuing to retain these employees and we otherwise will have limited experience marketing these medicines under our commercial organization.  In addition, none of the members of our sales force have promoted TEPEZZA or any other medicine for the treatment of TED prior to the launch of TEPEZZA.  We are required to expend significant time and resources to train our sales force to be credible and able to educate physicians on the benefits of prescribing and pharmacists dispensing our medicines.  In addition, we must train our sales force to ensure that a consistent and appropriate message about our medicines is being delivered to our potential customers.  Our sales representatives may also experience challenges promoting multiple medicines when we call on physicians and their office staff.  We have experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives.  If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate physicians about the benefits of our medicines and their proper administration and label indication, as well as our patient assistance programs, our efforts to successfully commercialize our medicines could be put in jeopardy, which could have a material adverse effect on our financial condition, share price and operations.  For example, we have had to train our sales force to operate in a virtual environment due to the COVID-19 pandemic and are continuing to learn and implement new strategies and techniques to promote our medicines without the benefit of in-person interactions with healthcare providers and their staff.  We may not be successful in finding effective ways to promote our medicines remotely or our competitors may be more successful than we are at adapting to virtual marketing.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality.  For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program.  As concerns continue to grow over the need for tighter oversight, there remains the possibility that the Health Resources and Services Administration or another agency under the U.S. Department of Health and Human Services, or HHS, will propose a similar regulation or that Congress will explore changes to the 340B program through legislation.  For example, a bill was introduced in 2018 that would require hospitals to report their low-income utilization of the program.  Further, the CMS issued a final rule in 2018 that implemented civil monetary penalties for manufacturers who exceeded the ceiling price methodology for a covered outpatient drug when selling to a 340B covered entity.  Pursuant to the final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis.  Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program.  With respect to KRYSTEXXA, the “additional rebate” methodology of the 340B pricing rules, as applied to the historical pricing of KRYSTEXXA both before and after we acquired the medicine, have resulted in a 340B ceiling price of one penny.  A material portion of KRYSTEXXA prescriptions (normally in the range of 15 percent to 20 percent) are written by healthcare providers that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales of KRYSTEXXA.  The CMS had also finalized a proposal in calendar years 2018, 2019 and 2020 that would revise the Medicare hospital outpatient prospective payment system by creating a new, significantly reduced reimbursement methodology for drugs purchased under the 340B program for Medicare patients at hospital and other settings. That policy is currently the subject of on-going litigation.

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

We may also experience pressure from payers as well as state and federal government authorities concerning certain promotional approaches that we may implement such as our HorizonCares program or any other co-pay programs.  Certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs.  Some state legislatures have implemented or have been considering implementing laws to restrict or ban co-pay coupons for branded drugs.  For example, legislation was signed into law in California that would limit the use of co-pay coupons in cases where a lower cost generic drug is available and if individual ingredients in combination therapies are available over the counter at a lower cost.  It is possible that similar legislation could be proposed and enacted in additional states.  Additionally, numerous organizations, including pharmaceutical manufacturers, have been subject to ongoing litigation, enforcement actions and settlements related to their patient assistance programs and support.  If we are unsuccessful with our HorizonCares program or any other co-pay programs, or we alternatively are unable to secure expanded formulary access through additional arrangements with PBMs or other payers, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors.  We may also experience financial pressure in the future which would make it difficult to support investment levels in areas such as managed care contract rebates, HorizonCares and other access tools.

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

If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities.  For example, BASF Corporation, or BASF, our manufacturer of one of the APIs in DUEXIS, ibuprofen in a direct compression blend called DC85, previously notified us that it was not able to supply DC85 due to a technical issue at its manufacturing facility in Bishop, Texas during 2018.  BASF has since resolved the technical issue and its manufacturing facility has returned to full operation.  BASF is continuing to supply DC85 to us and we consider our DUEXIS inventory on hand to be sufficient to meet current and future commercial requirements.  In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel.  If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our medicines or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our medicines, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our medicines.  To the extent any third-party manufacturers that we engage with respect to our medicines are different from those currently being used for commercial supply in the United States, the FDA will need to approve the facilities of those third-party manufacturers used in the manufacture of our medicines prior to our sale of any medicine using these facilities.

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

Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED.  While these therapies have not proved effective in treating the underlying disease, and carry with them significant side effects, their off-label use could reduce or delay treatment in the addressable patient population for TEPEZZA.  Immunovant Inc. is also conducting Phase 2 clinical studies of a medicine candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy.  While KRYSTEXXA faces limited direct competition, a number of competitors have medicines in clinical trials, including Selecta Biosciences Inc., or Selecta, which has recently initiated a Phase 3 trial of a medicine candidate for the treatment of chronic refractory gout.  In September 2020, Selecta announced topline clinical data that did not meet the primary endpoint or demonstrate statistical superiority for their Phase 2 trial that compares their candidate, which includes an immunomodulator, to KRYSTEXXA alone. In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this candidate.  RAVICTI could face competition from a few medicine candidates that are in early-stage development, including a gene-therapy candidate by Ultragenyx Pharmaceutical Inc., a generic taste-masked formulation option of BUPHENYL by ACER Therapeutics Inc., and an enzyme replacement for a specific UCD subtype (ARG) by Aeglea Bio Therapeutics Inc.  PROCYSBI faces competition from Cystagon (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis and Cystaran (cysteamine ophthalmic solution) for treatment of corneal crystal accumulation in patients with cystinosis.  Additionally, we are also aware that AVROBIO, Inc. has an early-stage gene therapy candidate in development for the treatment of cystinosis.  PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2%.  The generic version of Voltaren Gel is the market leader in the topical NSAID category.  Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician.  DUEXIS faces competition from other NSAIDs, including Celebrex®, marketed by Pfizer Inc., and celecoxib, a generic form of the medicine marketed by other pharmaceutical companies.  DUEXIS also faces significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers.  Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS, despite such substitution being off-label in the case of DUEXIS.  Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe PENNSAID 2% or DUEXIS, those prescriptions may not result in sales.  If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS, sales of PENNSAID 2% and DUEXIS may suffer despite any success we may have in promoting PENNSAID 2% or DUEXIS to physicians.  In addition, other medicine candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known or FDA approved, may be developed and compete with DUEXIS in the future.

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

On June 27, 2020, we received notice from Lupin Limited, or Lupin, that it had filed an ANDA with the FDA seeking approval of a generic version of PROCYSBI.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering PROCYSBI are invalid and/or will not be infringed by Lupin’s manufacture, use or sale of a generic version of PROCYSBI.  Patent litigation is currently pending in the United States District Court of New Jersey against Lupin seeking to prevent Lupin from selling its generic version of PROCYSBI before the expiration of the patents-in-suit.

If we are unsuccessful in any of the PENNSAID 2% cases, DUEXIS cases or PROCYSBI case, we will likely face generic competition with respect to PENNSAID 2%, DUEXIS, and/or PROCYSBI and sales of PENNSAID 2%, DUEXIS, and/or PROCYSBI will be substantially harmed.

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

We are currently in litigation with multiple generic drug manufacturers regarding intellectual property infringement.  For example, we are currently involved in Hatch Waxman litigation with generic drug manufacturers related to DUEXIS, PENNSAID 2%, VIMOVO, and PROCYSBI.

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

We have experienced growth and expanded the size of our organization substantially in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity.  As of September 30, 2020, we employed approximately 1,275 full-time employees, including approximately 445 sales representatives, representing a substantial change to the size of our organization.  We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives.  Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

We have also broadened our acquisition strategy to include development-stage assets or programs, which entails additional risk to us.  For example, if we are unable to identify programs that ultimately result in approved medicines, we may spend material amounts of our capital and other resources evaluating, acquiring and developing medicines that ultimately do not provide a return on our investment.  We have less experience evaluating development-stage assets and may be at a disadvantage compared to other entities pursuing similar opportunities.  Regardless, development-stage programs generally have a high rate of failure and we cannot guarantee that any such programs will ultimately be successful.  While we have significantly enhanced our research and development function in recent years, we may need to enhance our clinical development and regulatory functions to properly evaluate and develop earlier-stage opportunities, which may include recruiting personnel that are knowledgeable in therapeutic areas we have not yet pursued.  If we are unable to acquire promising development-stage assets or eventually obtain marketing approval for them, we may not be able to create a meaningful pipeline of new medicines and eventually realize a return on our investments.

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

If we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA.  Since January 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA.  While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, and eliminating the implementation of certain ACA-mandated fees, and increasing the manufacturer coverage gap discount that is owed by pharmaceutical manufacturers of branded drugs and biosimilars who participate in Medicare Part D.  In particular, the Tax Act included a provision, effective January 1, 2019, which decreased to zero the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.  On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, which will be heard on November 10, 2020.  It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

In addition, drug pricing by pharmaceutical companies in the United States has come under increased scrutiny.  Specifically, there have been several recent state and U.S. congressional inquiries, proposed federal and state legislation and state laws enacted to, among other things, bring more transparency to drug pricing by requiring drug companies subject to these laws to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increases, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies.  This scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.  For example, legislation signed into law in 2017 in California requires drug manufactures to provide advance notice and explanation to state regulators, health plans and insurers and PBMs for price increases of more than 16% over two years, or 10% within one year.  In addition, a further twelve states have enacted similar drug pricing transparency laws.  At the federal level, the President’s budget proposal for the fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  These principles build upon the Trump administration’s previously released “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs”, or Blueprint.  The Blueprint contained several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent.  HHS has solicited feedback on some of these measures and has implemented others under its existing authority.  For example, in June 2020, the U.S. House of Representatives passed a bill, H.R. 1425, “Patient Protection and Affordable Care Advancement Act”, which proposes to implement a “Fair Price Negotiation Program” to utilize international price referencing metrics for certain drugs that are considered high-cost or are reimbursable by Medicare, while giving commercial payers, including employer and individual market plans, access to the reference price.  The California legislature took a similar step in the 2020 budget, directing the California Health and Human Services Agency to develop a process to use international reference pricing for Medicaid drugs.  Additionally, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals, including a policy that would tie Medicare Part B and Part D drug prices to international drug prices, or the price of a “most favored nation”; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and PBMs, commonly known as the “rebate rule”; and one that reduces costs of insulin and injectable epinephrine to patients of federally qualified health centers.  On September 13, 2020, the Trump administration released an executive order revoking the July 24, 2020, “most favored nations” executive order and directing CMS to develop demonstration projects that would apply “most favored nations” pricing to drugs in both Medicare Parts B and D.  The FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada.  Several states have acted to implement importation plans or have introduced legislation to do so.  FDA also finalized guidance for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug as part of a process to provide a manufacturer a means to import its drugs that were originally intended to be marketed in and authorized for sale in a foreign country.  In addition, HHS and FDA are in the process of accepting industry proposals to facilitate personal importation of prescription drugs.  The Trump administration has yet to implement or release proposed rules on either the Medicare “most favored nations” policy or the “rebate rule.”  Congress and the Trump Administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs.  In addition, Presidential candidate Biden’s campaign has recently indicated that if candidate Biden is elected, he would direct Medicare to negotiate drug prices using international prices as a reference.

In May 2019, CMS continued to implement proposals from the administration’s Blueprint by issuing a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020.  This final rule codified CMS’s policy change that was effective January 1, 2019.  In addition, certain governmental initiatives, if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D.  Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  The majority of our medicines are purchased by private payers, and much of the focus of pending legislation is on government program reimbursement.  In December 2019, the Further Consolidated Appropriations Act was signed into law which included the Creating and Restoring Equal Access to Equivalent Samples Act, or CREATES Act.  The CREATES Act allows generic drug manufacturers to bring suit against a brand name manufacturer to compel the provision of brand samples if the generic manufacturer has made a request for samples and the brand manufacturer fails to deliver sufficient quantities of the sample on commercially reasonable, market-based terms within 31 days of receipt of the request.  The United States Senate has also renewed interest in drug pricing legislation that redesigns Medicare Part D and makes changes to Medicare Part B and Medicaid.  Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  Additionally, it is possible that additional governmental action is taken to address the COVID-19 pandemic.  For example, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China.  The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and support manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

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

There has also been a trend of increased federal and state regulation of payments made to physicians and other healthcare providers.  The ACA, among other things, imposed reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians, as well as dentists, podiatrists, optometrists and licensed chiropractors, and their immediate family members.  Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives.  Failure to submit required information may result in significant civil monetary penalties.

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

In addition, our clinical trials may be affected by COVID-19.  Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.*

We generate and store sensitive data, including research data, intellectual property, personal data, and proprietary business information owned or controlled by ourselves or our employees, partners and other parties. We manage and maintain our applications and data utilizing a combination of our own on-site systems and third-party information technology systems, including cloud-based data centers. We are dependent upon such systems, infrastructure and data, including mobile technologies, to operate our business.  The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, inadvertent errors that expose our data or systems, malicious intrusion, or random attacks.  Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public.  Cyberattacks are increasing in their frequency, sophistication and intensity.

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

Despite significant efforts to create security barriers to the above described threats, it is impossible for us to entirely mitigate these risks.  We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred.  In addition, an accidental or intentional cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, fines imposed by regulators, lost revenues due to decrease in customer trust and network downtime, increases in insurance premiums due to cybersecurity incidents and damages to our reputation because of any such incident.  While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify vulnerabilities or breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us.  In addition, we cannot be certain that (a) our liability insurance will be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches; (b) such coverage will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all; or (c) any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

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

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.  Any actual or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.  Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly.

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

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses.*

We have financed our operations primarily through equity and debt financings and have incurred significant operating losses.  We recorded operating income of $250.0 million for the nine months ended September 30, 2020 and operating income of $126.6 million and $37.9 million for the years ended December 31, 2019 and 2018, respectively.  We recorded net income of $199.2 million for the nine months ended September 30, 2020, net income of $573.0 million for the year ended December 31, 2019, and a net loss of $38.4 million for the year ended December 31, 2018.  As of September 30, 2020, we had an accumulated deficit of $406.4 million.  Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines, costs associated with our acquisition transactions and costs associated with derivative liability accounting.  Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.  While we anticipate that we will generate operating profits in the future, whether we can accomplish this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of September 30, 2020, we had $1,002.8 million book value, or $1,018.0 million aggregate principal amount of indebtedness, including $418.0 million in secured indebtedness.

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

At September 30, 2020, we had $1,725.4 million of cash and cash equivalents consisting of cash and money market funds.  While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2020, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.  Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Patent litigation is currently pending in the United States District Court of New Jersey against Lupin, who intends to market a generic version of PROCYSBI prior to the expiration of certain of our patents listed in the Orange Book.  The case arises from Paragraph IV Patent Certification notice letter from Lupin advising it has filed an ANDA with the FDA seeking approval to market a generic version of PROCYSBI before the expiration of the patents-in-suit. For a more detailed description of the PROCYSBI litigation, see Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

We intend to vigorously defend our intellectual property rights relating to our medicines, but we cannot predict the outcome of the DUEXIS cases, the PENNSAID 2% cases, and the PROCYSBI case.  Any adverse outcome in these matters or any new generic challenges that may arise could result in one or more generic versions of our medicines being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of our medicines, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

We have incurred and will continue to incur significant increased costs as a result of operating as a public company and our management will be required to devote substantial time to compliance initiatives.*

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company.  In particular, the Sarbanes-Oxley Act of 2000, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, Inc., or Nasdaq, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  These rules and regulations have substantially increased our legal and financial compliance costs and have made some activities more time-consuming and costly.  These effects are exacerbated by our transition to an Irish company and the integration of numerous acquired businesses and operations into our historical business and operating structure.  If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.  The increased costs will continue to decrease our net income or increase our net income (loss), and may require us to reduce costs in other areas of our business or increase the prices of our medicines or services.  For example, these rules and regulations make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance.  We cannot predict or estimate the amount or timing of additional costs that we may incur to respond to these requirements.  The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.  If we fail to comply with the continued listing requirements of Nasdaq, our ordinary shares could be delisted from The Nasdaq Global Select Market, which would adversely affect the liquidity of our ordinary shares and our ability to obtain future financing.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

a) Recent Sales of Unregistered Securities

During the three months ended September 30, 2020, we issued an aggregate of 6,673,046 ordinary shares to certain holders of our 2.5% Exchangeable Senior Notes due 2022, or Exchangeable Senior Notes.  The shares were issued as a result of such holders exercising their rights to exchange an aggregate principal amount of $191.2 million of the Exchangeable Senior Notes.

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

10.1*	Amendment No. 3 to Commercial Supply Agreement, dated July 30, 2020, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Therapeutics Ireland DAC.
10.2*

Development and Manufacturing Services Agreement, dated June 10, 2015, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Therapeutics Ireland DAC (as successor in interest to River Vision Development Corp).

10.3

Incremental Amendment and Lender Joinder Agreement, dated August 17, 2020, by and among JP Morgan Chase Bank, N.A., as an incremental revolving lender and as an issuing bank, Horizon Therapeutics USA, Inc. and Citibank, N.A., as administrative agent.

10.4*

API Supply Agreement, dated November 3, 2010, by and between Cambrex Profarmaco Milano and Horizon Therapeutics Ireland DAC (as successor in interest to Raptor Therapeutics Inc. and Raptor Pharmaceuticals Europe B.V.), as amended April 9, 2013.

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

HORIZON THERAPEUTICS PLC

Date: November 2, 2020	By:	/s/ Timothy Walbert
Timothy Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2020	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)