Form 10-K
period 2020-12-31
Horizon Therapeutics Public Ltd Co
filed 2021-02-24
CIK 1492426

inte

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting ordinary shares held by non-affiliates of the registrant, based upon the $55.58 per share closing sale price of the registrant’s ordinary shares on June 30, 2020 (the last business day of the registrant’s most recently completed second quarter), was approximately $11.0 billion. Solely for purposes of this calculation, the registrant’s directors and executive officers and holders of 10% or more of the registrant’s outstanding ordinary shares have been assumed to be affiliates and an aggregate of 2,590,708 ordinary shares held by such persons on June 30, 2020 are not included in this calculation.

As of February 17, 2021, the registrant had outstanding 224,047,600 ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2021 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON THERAPEUTICS PLC

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2020

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” — that is, statements related to future, not past, events — as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, business strategy and plans, financial condition, cash flows, performance, development plans and timelines, business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management.  Forward-looking statements include any statement that does not directly relate to a current or historical fact.  Forward-looking statements generally can be identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would”, or similar expressions.  These statements are based on current expectations and assumptions that are subject to risks and uncertainties inherent in our business, which could cause our actual results to differ materially from those indicated in the forward-looking statements.  Factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, without limitation: our ability to successfully execute our sales and marketing strategy, including continuing to successfully recruit and retain sales and marketing personnel and to successfully build the market for our medicines; our ability to build a sustainable pipeline of new medicine candidates; whether we will be able to realize the expected benefits of strategic transactions, including whether and when such transactions will be accretive to our net income; the rate and degree of market acceptance of, and our ability and our distribution and marketing partners’ ability to obtain coverage and adequate reimbursement and pricing for, our medicines from government and third-party payers and risks relating to the success of our patient assistance programs; the scope and duration of impacts of the COVID-19 pandemic on our business, our industry and the economy; our ability to maintain regulatory approvals for our medicines; our ability to conduct clinical development and obtain regulatory approvals for our medicine candidates, including potential delays in initiating and completing studies and filing for and obtaining regulatory approvals and whether data from clinical studies will support regulatory approval; our need for and ability to obtain additional financing; the accuracy of our estimates regarding future financial results; our ability to successfully execute our strategy to develop or acquire additional medicines or companies, including disruption from any future acquisition or whether any acquired development programs will be successful; our ability to manage our anticipated future growth; the ability of our medicines to compete with generic medicines, especially those representing the active pharmaceutical ingredients in our medicines as well as new medicines that may be developed by our competitors; our ability and our distribution and marketing partners’ ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our medicines and medicine candidates; the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control; our ability to obtain and maintain intellectual property protection for our medicines; our ability to defend our intellectual property rights with respect to our medicines; our ability to operate our business without infringing the intellectual property rights of others; the loss of key commercial or management personnel; regulatory developments in the United States and other countries, including potential changes in healthcare laws and regulations; and other risks detailed below in Part I — Item 1A. “Risk Factors”.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Risk Factors Summary

Our business faces significant risks and uncertainties.  If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected.  You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.  Set forth below is a summary list of the principal risk factors as of the date of the filing this Annual Report on Form 10-K:

•

The COVID-19 global pandemic has and may continue to adversely impact our business, including the commercialization of our medicines, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.

•	Our ability to generate revenues from our medicines is subject to attaining significant market acceptance among physicians, patients and healthcare payers.
•

Our future prospects are highly dependent on our ability to successfully develop and execute commercialization strategies for each of our medicines.  Failure to do so would adversely impact our financial condition and prospects.

•	In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.

•

Coverage and reimbursement may not be available, or reimbursement may be available at only limited levels, for our medicines, which could make it difficult for us to sell our medicines profitably or to successfully execute planned medicine price increases.

•	Our medicines are subject to extensive regulation, and we may not obtain additional regulatory approvals for our medicines.
•	We may be subject to penalties and litigation and large incremental expenses if we fail to comply with regulatory requirements or experience problems with our medicines.
•

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

•	Clinical development of drugs and biologics involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
•	If we fail to develop or acquire other medicine candidates or medicines, our business and prospects would be limited.
•

We are subject to ongoing obligations and continued regulatory review by the FDA and equivalent foreign regulatory agencies, which may result in significant additional expense and significant penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines.

•

We are subject to federal, state and foreign healthcare laws and regulations and implementation or changes to such healthcare laws and regulations could adversely affect our business and results of operations.

•	If we are unable to obtain or protect intellectual property rights related to our medicines and medicine candidates, we may not be able to compete effectively in our markets.

Item 1. Business

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Horizon Therapeutics plc and its consolidated subsidiaries.

Overview

We are focused on researching, developing and commercializing medicines that address critical needs for people impacted by rare and rheumatic diseases.  Our pipeline is purposeful: we apply scientific expertise and courage to bring clinically meaningful therapies to patients.  We believe science and compassion must work together to transform lives.

Our Strategy

Horizon is a leading high-growth, innovation-driven, profitable biotech company.  We are focused on rare diseases, delivering innovative therapies to patients and generating value for our shareholders.  Our strategy is to expand our development-stage pipeline for long-term sustainable growth and maximize the benefit and value of our on-market medicines, with particular focus on our key growth drivers TEPEZZA® and KRYSTEXXA®, both rare disease medicines.  Our vision is to build healthier communities, urgently and responsibly, which we believe generates value for our many stakeholders, including our shareholders.

We have significantly transformed Horizon since our beginnings as a public company in 2011, when we had two on-market medicines and total net sales of approximately $7.0 million.  In a span of only nine years, we have evolved to a profitable, biotech company with eleven on-market medicines, seven of them for the treatment of rare diseases, total net sales in 2020 of $2.2 billion, and a growing pipeline with 14 development programs.

We have achieved this transformation by first building a strong commercial business as our foundation, then using the resulting cash flows to build our portfolio of rare disease medicines, including the acquisition of KRYSTEXXA, which we transformed into a key growth driver, and then building our development-stage pipeline, primarily through business development.  Our second key growth driver, TEPEZZA, is the result of our acquisition of River Vision Development Corp., or River Vision, in 2017, when TEPEZZA was a late-stage development candidate.

We are executing on our strategy to expand our pipeline and maximize the value of our on-market medicines by leveraging the three elements that we believe set Horizon apart and are key to our success:  (i) our excellence in commercial execution; (ii) our proven and disciplined business development strategy; and (iii) our strong clinical development capability.  Through our commercial execution, we seek to accelerate the growth trajectory and maximize the potential of our medicines.  Through our strong in-house business development capability, we acquire medicines focused on opportunities in which we believe we are uniquely positioned to drive value.  We also leverage the deep collective drug development experience of our research and development organization using an agile approach to continually innovate our existing medicines and develop new medicines.

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

Acquisitions and Divestitures

Since January 1, 2018, we completed the following acquisitions and divestitures:

•

On October 27, 2020, we sold our rights to develop and commercialize RAVICTI® and BUPHENYL® in Japan to Medical Need Europe AB, part of the Immedica Group, or Immedica.  On December 28, 2018, we sold our rights to RAVICTI and AMMONAPS® (known as BUPHENYL in the United States and Japan) outside of North America and Japan to Immedica.  We have retained the rights to RAVICTI and BUPHENYL in North America.

•

On April 1, 2020, we acquired Curzion Pharmaceuticals, Inc., or Curzion, a privately held development-stage biopharma company, and its development-stage oral selective lysophosphatidic acid 1 receptor (LPAR1) antagonist, CZN001 (renamed HZN-825), for an upfront payment with additional payments contingent on the achievement of development and regulatory milestones.

•	On June 28, 2019, we sold our rights to MIGERGOT to Cosette Pharmaceuticals, Inc., for an upfront payment and potential additional contingent consideration payments.
•

Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura Group plc, or Vectura.  Under these amendments, our rights to LODOTRA® in Europe were transferred to Vectura.

•

On July 24, 2018, we sold the rights to IMUKIN® in all territories outside of the United States, Canada and Japan to Clinigen Group plc, or Clinigen, for an upfront payment and a potential additional contingent consideration payment that was subsequently received in September 2019, or the IMUKIN sale.

The consolidated financial statements presented herein include the results of operations of the acquired businesses from the applicable dates of acquisition.  See Note 4 of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details of our acquisitions and divestitures.

On January 31, 2021, we entered into an Agreement and Plan of Merger with Viela Bio, Inc., or Viela, to acquire all of the issued and outstanding shares of Viela’s common stock for $53.00 per share in cash, which represents a fully diluted equity value of approximately $3.05 billion, or approximately $2.67 billion net of Viela’s cash and cash equivalents.  Viela has one on-market medicine in the United States and a deep mid-stage biologics pipeline for autoimmune and severe inflammatory diseases, with four candidates currently in nine development programs.  The acquisition of Viela has not been completed and is subject to a several conditions, including the successful completion of a tender offer for the outstanding shares of Viela.  The transaction is expected to close by the end of the first quarter of 2021. See the “Research and Development” section below and Note 21 of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details of this pending acquisition.

Impact of COVID-19

On March 11, 2020, the World Health Organization made the assessment that a novel strain of coronavirus, which causes the COVID-19 disease, had become a pandemic.  On March 13, 2020, The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the United States took aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions).  Similarly, the Irish government limited gatherings of people and encouraged employees to work from their homes, and may implement more aggressive policies in the future.  In mid-March 2020 we implemented work-from-home policies for all employees and moved to a “virtual” model with respect to our physician, patient and partner support activities.  As certain U.S. states started to reduce restrictions, we saw physicians’ offices beginning to reopen, which reopening varied on a state-by-state basis.  As a result, our sales representatives in some areas have transitioned to being back out in the field and are working on ways to re-engage patients and physicians.  However, as COVID-19 cases have increased in certain areas, certain U.S. states have reimplemented restrictions and some physician offices re-established limits on in-person visits.  While our financial results during the year ended December 31, 2020, were strong and we continue to have a significant amount of available liquidity, we anticipate the COVID-19 pandemic to continue to have a negative impact on net sales into 2021.  In addition, our clinical trials have been and may in the future be affected by the COVID-19 pandemic as referred to below.

Economic and health conditions in the United States and across most of the world are continuing to change rapidly because of the COVID-19 pandemic.  Although COVID-19 is a global issue that is altering business and consumer activity, the pharmaceutical industry is considered a critical and essential industry in the United States and many other countries and, therefore, we do not currently expect any significant extended shut downs of suppliers or distribution channels, except for the short-term disruption in TEPEZZA supply described below.  In respect of our other medicines, we believe we have sufficient inventory of raw materials and finished goods and we expect patients to be able to continue to receive their medicines at a site of care, for our infused medicines, and from their current pharmacies, alternative pharmacies or, if necessary, by direct shipment from our third-party providers that have such capability, for our other medicines.

TEPEZZA

The launch of our infused medicine for thyroid eye disease, or TED, TEPEZZA, which was approved by the FDA on January 21, 2020, significantly exceeded our expectations.  In early 2019, we initiated our pre-launch disease awareness, market development and market access efforts with multi-functional field-based teams beginning to engage with key stakeholders in July of 2019.  We believe these pre-launch efforts, the severity and acute nature of TED, and a highly motivated patient population have generated significant demand for the medicine.  While we experienced a much higher number of new patients in 2020 than our initial estimates, the impact from COVID-19 has slowed the generation of patient enrollment forms for TEPEZZA, which drive new patient starts.

On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the Defense Production Act of 1950, or DPA, that dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent Indiana, LLC, or Catalent.  Pursuant to the DPA, Catalent was ordered to prioritize certain COVID-19 vaccine manufacturing at Catalent, resulting in the cancellation of previously guaranteed and contracted TEPEZZA drug product manufacturing slots in December 2020, which were required to maintain TEPEZZA supply.  To offset the reduced slots, we accelerated plans to increase the production scale of TEPEZZA drug product at Catalent.

Prior to the announcement of the short-term supply disruption in TEPEZZA, we were able to meet the significantly higher than initially expected demand for TEPEZZA in 2020.  For the year ended December 31, 2020, we recorded TEPEZZA net sales of $820.0 million, which is more than 20 times greater than the expected TEPEZZA full year 2020 net sales of $30.0 million to $40.0 million that we stated in a Form 8-K filing on February 26, 2020.

In January 2021, we submitted a prior approval supplement to the FDA to support increased scale production of TEPEZZA drug product for the treatment of TED. The submission includes data to support more product output with each manufacturing slot than is currently approved by the FDA. We will continue to discuss potential additional data requirements and the approval timeline with the FDA. We continue to anticipate the disruption could last through the first quarter of 2021. The length of the TEPEZZA supply disruption will depend on future manufacturing slots and whether future manufacturing slots are successfully completed as well as decisions by the FDA regarding the increased scale manufacturing process of TEPEZZA.  We expect to add a second drug product manufacturer by the end of 2021, a project which we initiated early in 2020.  Other than Catalent, we are not aware of any manufacturing facilities that are part of the supply chain for our medicines that are being utilized for the manufacture of vaccines for COVID-19.  At this time, we consider our inventories on hand of all our other medicines to be sufficient to meet our commercial requirements.

We have delayed the start of an FDA-required post-marketing study to evaluate safety of TEPEZZA in a larger patient population and retreatment rates relative to how long patients receive the medicine.  We have also delayed the start of our planned TEPEZZA clinical trial in chronic TED and an exploratory trial of TEPEZZA in diffuse cutaneous systemic sclerosis until later in 2021, assuming commercial drug product supplies have normalized by that time.

KRYSTEXXA

KRYSTEXXA is an infused medicine for uncontrolled gout and was also achieving rapid growth prior to the COVID-19 pandemic.  While the vast majority of patients on therapy have maintained therapy, many new patients have delayed infusions due to shelter-in-place guidelines and patients voluntarily delaying visits to healthcare providers and infusion centers.  Patient visits to physicians substantially declined during 2020, which resulted in a reduction of new patients.  Although we cannot predict when healthcare activities will return to normal levels due to the continued uncertainty with respect to the COVID-19 pandemic, patient demand is beginning to return with the return of healthcare activity.

Our other medicines

Our other rare disease medicines, RAVICTI, PROCYSBI and ACTIMMUNE, treat serious, chronic diseases with serious consequences if left untreated.  It is therefore critical for patients to maintain therapy.  Patient motivation to continue treatment is high, and therefore net sales for these three medicines were stable during 2020, with less impact from COVID-19 compared to our other medicines.

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

Clinical trials

Our clinical trials have been and may in the future be affected by COVID-19.  As referred to above, two of our clinical trials for TEPEZZA have been delayed due to the impact of the TEPEZZA supply disruption at Catalent.  In addition, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital and healthcare resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a result of, or a precaution against, contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

We are continuing to actively monitor the possible impacts from the COVID-19 pandemic and may take further actions to alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of patients.  There is significant uncertainty about the duration and potential impact of the COVID-19 pandemic.  This means that our results could change at any time and the contemplated impact of the COVID-19 pandemic on our business results and outlook represents our estimate based on the information available as of the date of this Annual Report on Form 10-K.

Our Medicines

We believe our medicines address unmet therapeutic needs in orphan diseases, arthritis, pain and inflammation, and inflammatory diseases and provide significant advantages over existing therapies.

As of December 31, 2020, our medicine portfolio consisted of the following:

Medicine	Indication	2020 Net Sales (in millions)	Marketing Rights

ORPHAN SEGMENT:
TEPEZZA	Thyroid eye disease	$820.0	Worldwide (1)
KRYSTEXXA	Chronic refractory gout (“uncontrolled gout”)	$405.8	Worldwide
RAVICTI	Urea cycle disorders	$261.6	North America (2)
PROCYSBI®	Nephropathic cystinosis	$170.1	United States and certain other countries (3)
ACTIMMUNE®	Chronic granulomatous disease and severe, malignant osteopetrosis	$118.8	United States, Canada and Japan (4)
BUPHENYL	Urea cycle disorders	$10.5	North America (5)
QUINSAIR™	Treatment of chronic pulmonary infections due to Pseudomonas aeruginosa in cystic fibrosis patients	$0.7	Canada and certain other countries (6)
INFLAMMATION SEGMENT:
PENNSAID 2%®	Pain of osteoarthritis of the knee(s)	$178.0	United States
DUEXIS®	Signs and symptoms of osteoarthritis and rheumatoid arthritis	$125.3	Worldwide
RAYOS®	Rheumatoid arthritis, polymyalgia rheumatic, systemic lupus erythematosus and multiple other indications	$71.8	North America (7)
VIMOVO®	Signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis	$37.6	United States (8)

(1)	On January 21, 2020, the FDA approved TEPEZZA for the treatment of TED, a serious, progressive and vision-threatening rare autoimmune condition.

(2)	On October 27, 2020, we sold our rights to develop and commercialize RAVICTI in Japan to Immedica. On December 28, 2018, we sold our rights to RAVICTI outside of North America and Japan to Immedica.

(3)

We market PROCYSBI in the United States and Canada.  We also have marketing rights to PROCYSBI in Asia.  PROCYSBI is also available in Latin America through a managed assistance program through our partner Uno Healthcare Inc.

(4)	ACTIMMUNE is known as IMUKIN outside the United States, Canada and Japan. On July 24, 2018, we sold the rights to IMUKIN in all territories outside of the United States, Canada and Japan to Clinigen.

(5)

BUPHENYL is known as AMMONAPS outside of North America and Japan.  On October 27, 2020, we sold our rights to develop and commercialize BUPHENYL in Japan to Immedica.  On December 28, 2018, we sold our rights to AMMONAPS outside of North America and Japan to Immedica.  We have retained the rights to BUPHENYL in North America.

(6)	We market QUINSAIR in Canada. We also have marketing rights for QUINSAIR in the United States, Latin America and Asia. We have not received regulatory approval to market QUINSAIR in the United States.

(7)

Outside the United States, RAYOS is sold and marketed as LODOTRA.  Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura.  Under these amendments, our rights to LODOTRA in Europe were transferred to Vectura.

(8)	Net sales of $37.6 million for the year ended December 31, 2020, includes $4.9 million related to authorized generic VIMOVO sales.

Information on our total revenues by product in each of the years ended December 31, 2020, 2019 and 2018, is included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

ORPHAN SEGMENT

Our orphan segment consists of our medicines TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL and QUINSAIR.

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

TEPEZZA was approved by the FDA in January 2020 following the positive results from a Phase 2 clinical trial, as well as a Phase 3 confirmatory clinical trial, OPTIC. The OPTIC trial found that significantly more patients treated with TEPEZZA (82.9%) had a meaningful improvement in proptosis (≥ 2 mm) as compared with placebo patients (9.5%) without deterioration in the fellow eye at Week 24. Additional secondary endpoints were also met, including a change from baseline of at least one grade in diplopia (double vision) in 67.9% of patients receiving TEPEZZA compared to 28.6% of patients receiving placebo at Week 24. In a related analysis of the Phase 2 and Phase 3 clinical trials, there were more patients with complete resolution of diplopia among those treated with TEPEZZA (53%) compared with those treated with placebo (25%). The majority of adverse events experienced with TEPEZZA treatment were graded as mild to moderate and were manageable in the trials, with few discontinuations or therapy interruptions.

Our comprehensive post-launch commercial strategy for TEPEZZA aims to enable more TED patients to benefit from TEPEZZA.  We are doing this by: (i) facilitating continued TEPEZZA uptake in the treatment of acute and chronic TED through continued promotion of TEPEZZA to treating physicians; (ii) continuing to develop the TED market by increasing physician awareness of the disease severity, the urgency to diagnose and treat it, as well as the benefits of treatment with TEPEZZA; (iii) driving accelerated disease identification and time to treatment through our digital and broadcast marketing campaigns; (iv) enhancing the patient journey with our high-touch, patient-centric model as well as support for the patient and site-of-care referral processes; and (v) expanding more timely access to TEPEZZA for TED patients.

Our first-quarter 2020 launch followed significant market-preparation initiatives for TEPEZZA in 2019 to drive awareness about TED in the medical and patient community and establish a potential pathway for treatment.  Our pre-launch market preparation initiatives have proven effective in driving the highly successful launch of TEPEZZA, which has significantly exceeded our expectations.  To advance the continued strong growth and adoption of TEPEZZA, we are investing in significant expansion efforts in multiple areas: our commercial and field-based organization for TEPEZZA, which we doubled in size to approximately 200 employees by the end of 2020; our marketing initiatives; our long-term supply capacity; and our efforts in pursuing expansion outside the United States.

With the U.S. launch of TEPEZZA in 2020 and the demonstrated benefit it has provided U.S. patients with TED, we are pursuing a global expansion strategy to bring TEPEZZA to patients with TED in other parts of the world.  Japan is one of the countries we are pursuing, and we are engaging with Japanese regulatory authorities and the Pharmaceutical and Medical Devices Agency, as well as with the Japanese medical community, to better understand the current dynamics of TED in Japan and the regulatory requirements for approval of TEPEZZA.

On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the DPA that have dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent.  See “Impact of COVID-19” above for further information.

As the only FDA-approved medication for the treatment of TED, TEPEZZA has no direct approved competition.  We believe that the results of the TEPEZZA Phase 3 and Phase 2 clinical trials present a significantly high hurdle for potential competitors, given that potentially competitive medicines would be expected to demonstrate similar or greater efficacy and safety in the treatment of TED.  In addition, we have a biologic exclusivity in the United States covering TEPEZZA that will expire in 2032. Further, the complexity of manufacturing TEPEZZA could pose a barrier to potential biosimilar competition. Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED.  While these therapies have not proved effective in treating the underlying disease, and carry with them potential significant side effects, their off-label use could reduce or delay treatment with TEPEZZA among the addressable patient population.  Immunovant Inc., or Immunovant, is conducting Phase 2 clinical trials of a fully human anti-FcRn monoclonal antibody candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy.  On February 2, 2021, Immunovant announced a voluntary pause in the clinical dosing of the candidate due to elevated total cholesterol and low-density lipoprotein levels in patients treated with the candidate.  Immunovant has indicated it intends to continue developing the candidate but did not provide an estimate of when the dosing might resume.  Viridian Therapeutics, Inc. is pursuing development of an anti-IGF-1R monoclonal antibody for TED and has announced plans to initiate a Phase 2 trial in the second half of 2021.

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

We are focused on optimizing and maximizing the benefit the medicine offers for patients as well as driving toward its peak U.S. net sales potential.  We are driving growth for KRYSTEXXA by: (i) supporting the continued adoption of the use of KRYSTEXXA with immunomodulators to increase the complete response rate of KRYSTEXXA; (ii) increasing uptake by rheumatologists; and (iii) accelerating uptake of the medicine by nephrologists.

We doubled our KRYSTEXXA commercial team in 2018, we increased our promotional efforts to further penetrate rheumatology and initiate marketing to nephrology and we are growing our customer base through both new and existing prescribers.  In 2019, we added a separate group of sales representatives to call exclusively on nephrologists.  We believe KRYSTEXXA offers a solution to a clinical need experienced by many nephrologists in dealing with uncontrolled gout patients with CKD.

As the only FDA-approved medication for the treatment of uncontrolled gout, KRYSTEXXA faces limited direct competition.  We believe that the complexity of manufacturing KRYSTEXXA provides a barrier to potential biosimilar competition.  However, a number of competitors have medicines in clinical trials, including Selecta Biosciences Inc., or Selecta, which has initiated a Phase 3 trial of a candidate for the treatment of chronic refractory gout.  In September 2020, Selecta announced topline clinical data that did not meet the primary endpoint or demonstrate statistical superiority for their Phase 2 trial that compared their candidate, which includes an immunomodulator, to KRYSTEXXA alone without an immunomodulator.  In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this candidate.

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

UCDs are inherited metabolic diseases caused by a deficiency of one of the enzymes or transporters that constitute the urea cycle.  The urea cycle involves a series of biochemical steps in which ammonia, a potent neurotoxin, is converted to urea, which is excreted in the urine.  UCD patients may experience episodes during which the ammonia levels in their blood become excessively high, called hyperammonemic crises, which may result in irreversible brain damage, coma or death.  We estimate that there are approximately 2,600 patients with UCDs living in the United States, including approximately 1,000 diagnosed patients.  RAVICTI is not used to treat extremely high levels of ammonia in the blood (hyperammonemic crisis) or for N-acetylglutamate synthase (NAGS) deficiency.

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

RAVICTI competes with older-generation nitrogen scavenger medicines.  In the United States, RAVICTI competes with all forms of sodium phenylbutyrate, including BUPHENYL.  RAVICTI has advantages over older-generation medicines leading to better patient adherence and compliance rates, such as its better tolerability for patients.  It is ingested by mouth, requires little preparation and has little taste and lower sodium content than other nitrogen scavenger medications.  A few competitors have medicine candidates in early-stage development, including a gene-therapy candidate by Ultragenyx Pharmaceutical Inc., a generic taste-masked formulation option of BUPHENYL by ACER Therapeutics Inc., an enzyme replacement for a specific UCD subtype (ARG) by Aeglea Bio Therapeutics Inc., and a mRNA-based therapeutic for a specific UCD subtype (OTC) by Arcturus Therapeutics Holdings Inc.  If successful, these medicine candidates could compete with RAVICTI.

Our strategy for RAVICTI is to drive growth through increased awareness and diagnosis of UCDs; to drive conversion to RAVICTI from older-generation nitrogen scavengers, such as generic forms of sodium phenylbutyrate, based on the medicine’s differentiated benefits; to position RAVICTI as the first line of therapy; and to increase compliance rates.

On December 28, 2018, we sold our rights to RAVICTI outside of North America and Japan to Immedica.  On October 27, 2020, we sold our rights to develop and commercialize RAVICTI in Japan to Immedica.  We previously distributed RAVICTI through a commercial partner in Europe and other non-U.S. markets.  We have retained rights to RAVICTI in North America.

PROCYSBI

PROCYSBI is indicated for nephropathic cystinosis, or NC, a rare lysosomal storage disorder that results in the amino acid cystine accumulating inside the lysosomes of nearly every cell.  Cystine accumulation results in the formation of crystals that lead to cell damage and death in tissues and organs throughout the body.  PROCYSBI (cysteamine bitartrate) delayed-release capsules and delayed-release oral granules is the first and only FDA-approved treatment for NC with 12-hour dosing.  PROCYSBI uses proprietary technology that releases cysteamine gradually, providing 12-hour continuous cystine control in adults and children 1 year of age and older.  PROCYSBI granules, also called “microbeads,” are composed of cysteamine bitartrate surrounded by an acid-resistant enteric coating.  The microbeads release cysteamine gradually, providing 12 hours of continuous cystine control.  To work properly, PROCYSBI microbeads must dissolve and release cysteamine bitartrate in the small intestine.  The coating on the microbeads helps to control where and how medicine is released by allowing the cysteamine bitartrate to pass through the acidic stomach to the alkaline environment of the small intestine.  Once in the small intestine, the coating begins to dissolve and the microbeads release cysteamine bitartrate gradually.  This allows PROCYSBI to control cystine levels continuously over the dosing interval.  Randomized controlled clinical trials and extended treatment with PROCYSBI therapy demonstrated consistent cystine depletion as monitored by levels of the biomarker (and surrogate marker), white blood cell cystine.

In NC patients, elevated cystine can lead to cellular dysfunction and death; without treatment, the disease is usually fatal by the end of the first decade of life.  Cystinosis is progressive, eventually causing irreversible tissue damage and multi-organ failure, including kidney failure, blindness, muscle wasting and premature death.  NC is usually diagnosed in infancy after children display symptoms to physicians, including markedly increased urination, thirst, dehydration, gastrointestinal distress, failure to thrive, rickets, photophobia and kidney symptoms specific to Fanconi syndrome.  Management of cystinosis requires lifelong therapy.

In February 2020, the FDA approved PROCYSBI Delayed-Release Oral Granules in Packets for adults and children one year of age and older living with nephropathic cystinosis.  The PROCYSBI Delayed-Release Oral Granules in Packets product is the same as the currently available PROCYSBI capsules product except in respect of the packaging format.  This new dosage form provides another administration option for patients, in addition to the PROCYSBI capsules.  The PROCYSBI Delayed-Release Oral Granules in Packets were made commercially available in April 2020.

PROCYSBI is differentiated by its ability to control cystine concentration continuously over twelve hours.  Older therapies require administration of medicine every six hours.  By taking PROCYSBI, patients have to dose only twice a day, providing them greater control over their medication schedule and lifestyle.  Additionally, because PROCYSBI can be administered through a feeding tube or mixed with approved foods and beverages, the patient can choose a more flexible dosing regimen.  PROCYSBI may also have fewer known side effects, such as less severe body odor, than older-generation therapies.

We estimate that there are approximately 550 patients diagnosed with NC living in the United States.  In addition to patients who have already been identified, we believe that a number of patients with atypical phenotypic presentation and end-stage renal disease have their condition as a result of undiagnosed late-onset NC and would benefit from treatment with PROCYSBI.

Other than PROCYSBI, we are aware of three pharmaceutical products currently approved to treat cystinosis, Cystagon®, Cystadrops® and Cystaran®.  Cystagon, an immediate-release cysteamine bitartrate capsule, is an older-generation systemic cystine-depleting therapy for cystinosis in the United States marketed by Mylan N.V., and by Orphan Europe SARL in markets outside of the United States.  Cystagon is PROCYSBI’s primary competitor.  Cystadrops is a recently approved (2020) cysteamine ophthalmic solution indicated for the treatment of corneal cystine crystal deposits and is marketed by Recordati Rare Disease Inc.  Cystaran, a cysteamine ophthalmic solution, is approved in the United States for treatment of corneal crystal accumulation in patients with cystinosis and is marketed by Leadiant Biosciences, Inc.  Additionally, we are aware of an early-stage gene therapy candidate in development by AVROBIO, Inc. for the treatment of cystinosis.  We believe that PROCYSBI will continue to be well received in the market and continue to expect Cystagon to be the primary competitor for PROCYSBI for the foreseeable future.

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

CGD is a genetic disorder of the immune system.  It is described as a primary immunodeficiency disorder, which means it is not caused by another disease or disorder.  In people who have CGD, a type of white blood cell called a phagocyte is defective.  These defective phagocytes cannot generate superoxide, leading to an inability to kill harmful microorganisms such as bacteria and fungi.  As a result, the immune system is weakened.  People with CGD are more likely to have certain problems, such as recurrent severe and potentially life-threatening bacterial and fungal infections and chronic inflammatory conditions.  These patients are prone to developing masses called granulomas, which can occur repeatedly in organs throughout the body and cause a variety of problems.  We estimate that there are approximately 1,600 patients with CGD in the United States.

SMO is a form of osteopetrosis and is sometimes referred to as marble bone disease or malignant infantile osteopetrosis because it occurs in very young children.  While exact numbers are not known, it has been estimated that one out of 250,000 children is born with SMO.

ACTIMMUNE currently faces limited competition.  There are additional or alternative approaches used to treat patients with CGD and SMO, including the increasing trend towards the use of bone marrow transplants in patients with CGD, however, there are currently no medicines on the market that compete directly with ACTIMMUNE.  Orchard Therapeutics plc has an early-stage ex-vivo autologous hematopoietic stem cell gene therapy candidate in development for the treatment of X-linked chronic granulomatous disease.

Our strategy for ACTIMMUNE is to increase awareness and diagnosis of CGD; to drive utilization of ACTIMMUNE prophylaxis in newly-diagnosed CGD patients as recommended in current treatment guidelines; and increase compliance rates.

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

BUPHENYL is indicated for treatment of all patients with neonatal-onset deficiency (complete enzymatic deficiency, presenting within the first twenty-eight days of life).  It is also indicated for treatment of patients with late-onset disease (partial enzymatic deficiency, presenting after the first month of life) who have a history of hyperammonemic encephalopathy.  It is important that the diagnosis be made early and treatment initiated immediately to improve clinical outcomes.  BUPHENYL must be combined with dietary protein restriction and, in some cases, essential amino acid supplementation.  We distribute BUPHENYL in the United States.

BUPHENYL is known as AMMONAPS outside of North America and Japan.  On December 28, 2018, we sold our rights to AMMONAPS outside of North America and Japan to Immedica.  We previously distributed AMMONAPS through a commercial partner in Europe and other non-U.S. markets. On October 27, 2020, we sold our rights to develop and commercialize BUPHENYL in Japan to Immedica. We have retained our rights to BUPHENYL in North America.

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

INFLAMMATION SEGMENT

Our inflammation segment includes PENNSAID 2% w/w, or PENNSAID 2%, DUEXIS, RAYOS and VIMOVO.

PENNSAID 2%

PENNSAID 2% is indicated for the treatment of pain of osteoarthritis, or OA, of the knee(s).  OA is a type of arthritis that is caused by the breakdown and eventual loss of the cartilage of one or more joints.

An analgesic that is easy-to-apply topically directly to the knee, PENNSAID 2% contains diclofenac sodium, a commonly prescribed NSAID to treat OA pain, and dimethyl sulfoxide, or DMSO, a penetrating agent that helps ensure that diclofenac sodium is absorbed through the skin to the site of inflammation and pain.  Topical NSAIDs such as PENNSAID 2% are generally viewed as safer alternatives to oral NSAID treatment because they reduce systemic exposure to a fraction of that of an oral NSAID.  PENNSAID 2% is the only topical NSAID offered with the convenience of a metered-dose pump, which ensures that the patient receives the correct amount of PENNSAID 2% solution with each use.  PENNSAID 2% competes primarily with the generic version of Voltaren Gel 1%, a market leader in the topical NSAID category.

DUEXIS

DUEXIS is indicated for the relief of signs and symptoms of rheumatoid arthritis, or RA, and OA and to decrease the risk of developing upper-GI ulcers in patients who are taking ibuprofen for these indications.  RA is a chronic disease that causes pain, stiffness and swelling, primarily in the joints.

DUEXIS provides a fixed-dose combination in tablet form of ibuprofen, the most widely prescribed NSAID, and famotidine, a well-established GI agent used to treat dyspepsia, gastroesophageal reflux disease and active ulcers.

Fixed-dose combination therapy provides significant advantages over multiple-pill regimens: fixed-dose combinations can reduce the number of pills taken; ensure that the correct dose of each component is taken at the correct time, improving compliance; and is often associated with better treatment outcomes.

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

RAYOS

RAYOS is indicated for the treatment of multiple conditions: RA; ankylosing spondylitis, or AS; polymyalgia rheumatica, or PMR; primary systemic amyloidosis; asthma; chronic obstructive pulmonary disease; systemic lupus erythematosus, or SLE; and a number of other conditions.  We focus our promotion of RAYOS on rheumatology indications, including RA and PMR.

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

Outside the United States, RAYOS is sold and marketed as LODOTRA.  Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura.  Under these amendments, our rights to LODOTRA in Europe were transferred to Vectura.  We ceased recording LODOTRA revenue from January 1, 2019.  See “Manufacturing, Commercial, Supply and License Agreements” below for further details of the amendments.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., or collectively Dr. Reddy’s, for marketing a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.  The cases arise from Paragraph IV Patent Certification notice letters from Dr. Reddy’s, advising that it had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.  On July 30, 2019, the Federal Circuit Court of Appeals denied our request for a rehearing of the Court’s invalidity ruling against the two patents for VIMOVO coordinated-release tablets.  As a result, the District Court entered judgment in September 2019 invalidating these patents, which ended any restriction against the FDA from granting final approval to Dr. Reddy’s generic version of VIMOVO.  On February 18, 2020, the FDA granted final approval for Dr. Reddy’s generic version of VIMOVO.  On February 27, 2020, Dr. Reddy’s launched its generic version of VIMOVO in the United States.  Patent litigation against Dr. Reddy’s for infringement continues with respect to certain other patents in the New Jersey District Court.  We have repositioned our promotional efforts previously directed to VIMOVO to our other inflammation segment medicines and expect that our VIMOVO net sales will continue to decrease in future periods.

In addition, similar to DUEXIS, VIMOVO faces competition from the separate use of NSAIDs for pain relief and GI medications to address the risk of NSAID-induced ulcers.  However, the prescribing information for VIMOVO states that VIMOVO should not be substituted with the single-ingredient products of naproxen and esomeprazole magnesium.  In addition to the generic version of VIMOVO launched by Dr. Reddy’s, VIMOVO also competes with other NSAIDs, including Celebrex, TIVORBEX, VIVLODEX and ZORVOLEX.

Research and Development

Our 14 research and development programs currently include preclinical and clinical development of new medicine candidates, as well as development programs that are intended to maximize the benefit and value of our existing medicines.  We devote significant resources to research and development activities associated with our medicines and medicine candidates.  The graphic below summarizes our significant research and development activities in order of the program stage, from post-market to preclinical:

Our research and development programs are focused on our development candidate HZN-825, the most recent addition to our pipeline, and growth drivers TEPEZZA and KRYSTEXXA.  Six of our 14 programs are expected to begin in 2021. The following describes our programs for HZN-825, TEPEZZA and KRYSTEXXA, followed by our other clinical programs.

HZN-825 Clinical Programs

HZN-825 is an oral lysophosphatidic acid 1 receptor (LPAR1) antagonist candidate we acquired in April 2020 that we are developing as a potential treatment of fibrotic diseases with significant unmet need.

LPAR1 signaling has been implicated in fibrosis and inflammation; furthermore, research, preclinical and clinical evidence supports the anti-fibrotic potential of LPAR1 antagonism across organ systems, including lung and skin. The results of an eight-week placebo-controlled Phase 2a trial of HZN-825, for example, showed evidence of potential clinical benefit in patients with diffuse cutaneous systemic sclerosis, or dcSSc, with a numerically greater median reduction in the modified Rodnan skin thickness score, or mRSS, from baseline to Week 8.  However, the timeframe was likely too short to show statistically significant clinical benefit. Data from the 16-week open-label extension period of the same trial, however, suggest that longer treatment duration could show more meaningful benefit: 79 percent of patients (11 of 14 patients) who received 24 weeks of continuous treatment responded with a clinically significant 5-or-more point reduction in mRSS.

Additionally, proof of concept for LPAR1 antagonism in idiopathic pulmonary fibrosis, or IPF, has been demonstrated with differentiated forced vital capacity, or FVC, outcomes compared to the current treatments. FVC is a measure of lung capacity used to assess the progression of lung disease and the effectiveness of treatment. The mechanistic rationale for HZN-825 also supports evaluation in other interstitial lung disease, or ILD, conditions.

Our HZN-825 clinical programs include studying HZN-825 in dcSSc and ILDs.  We expect to initiate two HZN-825 Phase 2b pivotal trials in 2021, one in dcSSc and the other in IPF.  The primary endpoint for both trials will be FVC.

HZN-825 Diffuse Cutaneous Systemic Sclerosis

dcSSc is a rare, chronic, progressive autoimmune disease in which excess collagen production causes skin thickening and hardening, or fibrosis, over large areas of the skin and internal organs.  It can progress to internal organ damage.  Given that there is no compelling evidence that current treatments halt disease progression, and dcSSc has a high mortality rate, it represents a significant unmet need.  We expect to initiate a Phase 2b pivotal trial to evaluate HZN-825 in the treatment of dcSSc in 2021.  We expect to enroll approximately 300 patients, who will be randomized in a 1:1:1 ratio to receive HZN-825 300 mg once daily, HZN-825 300 mg twice daily, or placebo, for 52 weeks.  The primary endpoint of the trial will be change in FVC after 52 weeks.  We expect enrollment to take approximately two years and so, with a one-year endpoint, we expect data to be available in 2024.

HZN-825 Interstitial Lung Diseases – Idiopathic Pulmonary Fibrosis

We expect to initiate a Phase 2b pivotal trial to evaluate HZN-825 in the treatment of IPF in 2021.  This trial is part of our clinical development program for HZN-825 in ILDs.  IPF, the most common ILD, is a rare, progressive lung disease with a median survival rate of less than five years.  While current treatments may slow disease progression, there is no evidence that they stabilize or reverse the disease. In addition, significant tolerability and compliance issues are associated with the current anti-fibrotic therapies.  However, lung transplant has lower survival rates than other solid-organ transplants, and among lung transplants, survival is lower for pulmonary fibrosis patients compared with those with other diagnoses such as cystic fibrosis or chronic obstructive pulmonary disease. Therefore, IPF represents a significant unmet need.

TEPEZZA Clinical Programs

In addition to OPTIC-X, the extension trial of the TEPEZZA Phase 3 OPTIC clinical trial, we have three other TEPEZZA programs:  TEPEZZA Chronic Thyroid Eye Disease and TEPEZZA Subcutaneous Administration, which are further studies of TEPEZZA in TED; and TEPEZZA Diffuse Cutaneous Systemic Sclerosis, which will explore TEPEZZA in the potential additional indication of dcSSc.  Our clinical strategy for TEPEZZA is to maximize the value of the medicine for patients and its long-term potential.

On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the DPA that dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent.  See “Impact of COVID-19” above for further information relating to the impact of the supply disruption on our TEPEZZA clinical programs.

TEPEZZA Chronic Thyroid Eye Disease

We expect to initiate a randomized, placebo-controlled trial of TEPEZZA in patients with chronic TED in 2021, contingent on the normalization of TEPEZZA supply.  The disease in patients with chronic TED is no longer progressive or inflammatory; however, patients may continue to experience proptosis, diplopia, pain and other debilitating eye symptoms that can impair their quality of life.  Signaling through the IGF-1R drives many of these symptoms.  Given that IGF-1R is still present at heightened levels in orbital fibroblasts from surgical samples of chronic TED patients, the TEPEZZA mechanism of action that inhibits IGF-1R appears to be relevant in chronic disease.  While the TEPEZZA prescribing information is broad and encompasses all patients with TED, including chronic TED patients, our objective for the Chronic Thyroid Eye Disease trial is to generate data to better inform the physician community who may wish to use TEPEZZA in treating their chronic TED patients as well as to better inform the payer community about the benefits of TEPEZZA in treating chronic TED, given that patients with chronic TED were not studied in the Phase 3 clinical program.

Target enrollment for the chronic TED randomized controlled trial is approximately 40 patients, with a two-to-one ratio of patients who will receive infusions of TEPEZZA or placebo once every three weeks for a total of eight infusions.  The primary endpoint is the change in proptosis in the study eye from baseline at Week 24.  After the initial 24-week treatment period, proptosis non-responders may choose to enter an additional 24-week open-label treatment period.

TEPEZZA OPTIC-X

OPTIC-X is an extension trial of OPTIC, the TEPEZZA Phase 3 confirmatory clinical trial, in which 82.9 percent of TEPEZZA patients achieved the primary endpoint, defined as a reduction of proptosis of at least 2 mm, compared to 9.5 percent of placebo patients.

In OPTIC-X, placebo patients who participated in the OPTIC trial had the option to participate in the extension trial and receive eight infusions of TEPEZZA.  In July 2020, we announced OPTIC-X results that showed that 89 percent of OPTIC placebo patients who then entered OPTIC-X and received a course of TEPEZZA achieved the primary endpoint of a reduction in proptosis of 2 mm or more at Week 24.  These patients had TED diagnoses for an average of one year compared with an average of six months for patients in OPTIC.  OPTIC-X is in its final stage of completion.

In addition, there were a small number of TEPEZZA patients in the OPTIC 48-week off-treatment follow-up period who relapsed, which was defined as: (i) patients who lost at least 2 mm of their proptosis improvement during the 48-week off-treatment period, even if the proptosis was substantially better than at OPTIC baseline; or (ii) patients who had a substantial increase in the number of inflammatory signs or symptoms during the 48-week off-treatment period without worsening proptosis.  Of the small number of TEPEZZA patients who relapsed during the off-treatment period, more than 60 percent experienced at least 2 mm of proptosis improvement with an additional course of TEPEZZA in OPTIC-X.

Of note, the majority of TEPEZZA patients who were proptosis responders at Week 24 of OPTIC maintained their proptosis response at Week 72, the end of the 48-week off-treatment follow-up period.  In addition, there were no new safety concerns in either the 48-week off-treatment follow-up period, or in OPTIC-X, during which patients received additional TEPEZZA treatment.  The OPTIC-X and OPTIC 48-week off-treatment follow-up period data underscore the long-term durability of clinical benefits from TEPEZZA treatment, the potential for retreatment, and the efficacy of TEPEZZA in patients with longer duration of TED.

TEPEZZA Diffuse Cutaneous Systemic Sclerosis

We plan to initiate an exploratory TEPEZZA trial in dcSSc as part of our approach to evaluate additional indications for TEPEZZA in 2021, contingent on the normalization of TEPEZZA supply.  Literature suggests that the mechanism of action of TEPEZZA, which is to block the IGF-1R, could have an impact on fibrotic processes, such as those that are relevant to dcSSc.  The objective of the exploratory trial is to investigate the safety, tolerability and effect of TEPEZZA on IGF-1R inflammatory/fibrotic biomarkers to inform potential subsequent larger and longer duration clinical trials.

TEPEZZA Subcutaneous Administration

The objective of the TEPEZZA subcutaneous administration trial is to explore the potential for additional administration options for TEPEZZA, which could provide greater flexibility for patients and physicians.  We initiated a pharmacokinetic trial in 2020 to explore subcutaneous dosing of TEPEZZA, which is currently administered by infusion.  In addition, in 2020 we announced a global collaboration and licensing agreement with Halozyme to develop a subcutaneous formulation using Halozyme’s ENHANZE® drug-delivery technology.  This technology is based on its patented recombinant human hyaluronidase enzyme, or rHuPH20, which has been shown to remove traditional limitations on the volume of biologics that can be delivered subcutaneously.  By using rHuPH20, some biologics and compounds that are administered intravenously may instead be delivered subcutaneously.  This delivery technology has been shown in studies to shorten time for administration of certain medicines.  We expect to initiate our early clinical work of TEPEZZA with the Halozyme delivery technology for subcutaneous administration in 2021.

KRYSTEXXA Clinical Programs

Our five KRYSTEXXA programs aim to maximize the value of KRYSTEXXA in three ways:  increasing the response rate of the medicine, allowing broader populations of patients with uncontrolled gout to benefit from KRYSTEXXA and improving the patient experience with the medicine.

KRYSTEXXA MIRROR Randomized Clinical Trial

We are evaluating the use of immunomodulation with KRYSTEXXA to increase the response rate of the medicine in our MIRROR randomized control trial, or RCT.

As with many biologic medicines, some people treated with KRYSTEXXA develop anti-drug antibodies as part of an immune response to the medicine and lose response to therapy.  In the KRYSTEXXA Phase 3 pivotal trials, 42 percent of patients achieved a complete response, defined as the proportion of sUA responders (sUA < 6 mg/dL) at Months 3 and 6.  There is well-documented evidence that the addition of immunomodulators to biological therapies can decrease rates of immunogenicity, as the immunomodulators work to reduce the formation of anti-drug antibodies to the medicine, allowing it to maintain appropriate blood levels over a longer period of time.  Furthermore, there is a growing body of evidence supporting the immunomodulation approach for KRYSTEXXA:  results of several trials and case series using KRYSTEXXA with immunomodulators have demonstrated response rates ranging between 70 and 100 percent, significantly higher than the 42 percent response rate achieved in the KRYSTEXXA Phase 3 clinical program.

Our MIRROR RCT, which we initiated in June 2019, is a 12-month trial evaluating KRYSTEXXA with methotrexate, the immunomodulator most commonly used by rheumatologists, and results are expected by year-end 2021.  Enrollment in the MIRROR RCT was completed in 2020 with 145 patients, exceeding its target enrollment by 10 patients.  The trial is designed to support the potential for registration and modification of our KRYSTEXXA FDA label to include immunomodulation with methotrexate.

The MIRROR RCT was preceded by our smaller MIRROR open-label trial, which also evaluated the use of the immunomodulator methotrexate with KRYSTEXXA to increase the response rate and was completed in 2019.  Of the 14 patients in the trial, 79 percent achieved a complete response, defined as the proportion of sUA responders (sUA < 6 mg/dL) at Month 6.  The 79 percent response rate is clinically importantly higher than the 42 percent response rate in the KRYSTEXXA Phase 3 clinical program.  No new safety concerns associated with the combination were identified.

One of the trials supporting the immunomodulation approach is the RECIPE trial, an investigator-initiated trial partially funded by Horizon, and the first randomized controlled trial, or RCT, to evaluate the effect of the use of KRYSTEXXA with an immunomodulator to increase the response rate.  Data presented in 2020 showed that 86 percent of patients who received KRYSTEXXA with the immunomodulator mycophenolate mofetil, or MMF, achieved a complete response rate at 12 weeks compared to 40 percent of placebo patients on KRYSTEXXA alone.  Furthermore, 68 percent of the immunomodulation patients achieved a sustained response 12 weeks off MMF but continuing on KRYSTEXXA therapy, compared to 30 percent of placebo patients.

KRYSTEXXA PROTECT Trial in Kidney Transplant Patients with Uncontrolled Gout

PROTECT is an open-label clinical trial evaluating the effect of KRYSTEXXA on sUA levels in adults with uncontrolled gout who have undergone a kidney transplant, with the objective of demonstrating that KRYSTEXXA can provide effective disease control in a severe uncontrolled gout population.  Kidney transplant patients have more than a tenfold increase in the prevalence of gout when compared to the general population, and literature suggests that persistently high sUA levels can be associated with organ rejection.  Managing uncontrolled gout is one of the most common and significant unmet needs of kidney transplant patients.  In January 2021, we completed enrollment in the PROTECT open-label trial.

We announced interim PROTECT data in 2020 that showed that KRYSTEXXA improved the management of uncontrolled gout in this very sensitive transplant population without compromising kidney function.  This data was presented as part of the 2020 American Society of Nephrology Kidney Week.  The interim data indicated that the estimated glomerular filtration rate, a measurement of kidney function, remained stable throughout the initial period of KRYSTEXXA treatment.  The data also showed reductions in pain and disability scores.

KRYSTEXXA Retreatment

As part of our clinical objective to explore ways for KRYSTEXXA to benefit wider uncontrolled gout patient populations, we plan to initiate an open-label trial in 2021 to evaluate KRYSTEXXA co-administered with methotrexate in patients who previously failed therapy after having developed an immune response to KRYSTEXXA when taken alone. Patients who have previously failed KRYSTEXXA have limited options available to address their uncontrolled gout.

KRYSTEXXA Shorter Infusion Duration

We initiated an open-label trial in the fourth quarter of 2020 to evaluate the impact of administering KRYSTEXXA with methotrexate over a significantly shorter infusion duration.  Currently, KRYSTEXXA is infused over a two-hour or longer timeframe.  This shorter infusion duration trial is assessing up to three new infusion durations: 60-minute, 45-minute- and 30-minute durations. A shorter infusion duration could meaningfully improve the experience for patients, physicians and sites of care.

KRYSTEXXA Monthly Dosing

We plan to initiate an open-label trial in 2021 to evaluate a monthly dosing regimen of KRYSTEXXA with methotrexate to treat people with uncontrolled gout. The current dosing schedule for KRYSTEXXA is every other week. Our new monthly dosing trial will assess the impact on patients of receiving twice the current dose of KRYSTEXXA monthly, instead of the current bi-weekly dosing regimen.

Other Clinical Programs

HZN-003, HZN-007 and the HemoShear programs are all exploring innovative approaches to improve the treatment of uncontrolled gout, with the objective to enhance our leadership position in the treatment of this painful, debilitating systemic disease.

HZN-003:  Potential Next-Generation Biologic for Uncontrolled Gout Using Optimized Uricase and Optimized PEGylation Technology

A potential biologic for uncontrolled gout, HZN-003 is a pre-clinical, genetically engineered uricase with optimized PEGylation technology that has the potential to improve the half-life and reduce immunogenicity of this molecule.  In addition, it has the potential for subcutaneous dosing.  HZN-003 is licensed from MedImmune LLC, the global biologics research and development arm of the AstraZeneca Group.

HZN-007:  PASylated Uricase for Uncontrolled Gout Using Optimized Uricase and PASylation Technology

HZN-007 is a PASylated uricase, resulting from a collaboration program to identify uncontrolled gout biologic candidates.  HZN-007 is a pre-clinical medicine candidate, using PASylation technology as a biological alternative to synthetic PEGylation.  PASylation is a novel approach for extending the half-life of pharmaceutically active proteins and reducing immunogenicity with the potential for subcutaneous dosing.

HemoShear Gout Discovery Collaboration

We have a collaboration agreement with HemoShear Therapeutics, LLC, to discover and develop novel therapeutics for gout.  The collaboration provides us an opportunity to address unmet treatment needs for people with gout by evaluating new targets for the control of sUA levels as well as new targets to address the inflammation associated with acute flares of gout.

Viela Clinical Programs

On January 31, 2021, we entered into an agreement to acquire Viela, and the acquisition is expected to close in the first quarter of 2021.  Viela has a deep mid-stage biologics pipeline for autoimmune and severe inflammatory diseases, with four candidates currently in nine development programs.  Each molecule targets central pathways that are implicated in a wide range of autoimmune diseases.

Uplizna® Clinical Programs

Targeting the autoantibody pathway, Uplizna is a humanized monoclonal antibody that works by binding to CD19, a cell-surface molecule broadly expressed throughout the B cell development, including plasmablasts.  In the autoantibody pathway, autoantibodies secreted by a subset of B cells (plasmablasts, plasma cells) attack native tissues as opposed to foreign pathogens.  Uplizna depletes B cells and the pathogenic cells that produce autoantibodies.  Uplizna was approved by the FDA in June 2020 for the treatment of neuromyelitis optica spectrum disorder, or NMOSD.  Viela is pursuing three additional indications for Uplizna: myasthenia gravis, IgG4-related disease and kidney transplant desensitization.

Myasthenia Gravis, or MG, is a chronic, rare, autoimmune neuromuscular disease that affects voluntary muscles, especially those that control the eyes, mouth, throat and limbs.  In severe cases, respiratory muscles may be compromised.  Viela initiated its Phase 3 trial in MG in the third quarter of 2020 to assess the safety and efficacy of Uplizna in this disease.

IgG4-related disease refers to a group of disorders marked by tumor-like swelling and fibrosis of affected organs, such as the pancreas, salivary glands and kidneys. It is primarily treated by rheumatologists, and rheumatology is one of our key therapeutic areas.  Viela has a Phase 3 trial underway to assess whether Uplizna can reduce flares in the absence of concomitant steroid treatment.  Similar to many other autoimmune diseases, chronic steroid therapy is the current treatment approach, which has a significant and toxic side-effect profile.

Uplizna is also being evaluated in a Phase 2 proof-of-concept trial in kidney transplant desensitization.  Desensitization is aimed at reducing alloantibodies that often preclude patients with end-stage renal disease, or ESRD, from finding a matching organ and result in poor post-transplant outcomes through antibody mediated graft rejection.  Given the at-risk patient population studied, this trial was paused in 2020 due to COVID-19.

VIB4920 Clinical Programs

VIB4920 targets the CD40/CD40 ligand co-stimulatory pathway.  In this pathway, overstimulation of immune cells can be triggered by interaction of CD40/CD40L, leading to an immune response cascade and overproduction of molecules that mediate inflammation.  Several autoimmune diseases are associated with the overactivation of the CD40/CD40 ligand co-stimulatory pathway. A CD40 ligand antagonist, VIB4920 is a fusion protein that binds to CD40 ligand, disrupting this pathway and reducing autoantibody production.  VIB4920 is being studied by Viela for three potential indications:  Sjögren’s syndrome, kidney transplant rejection and RA.

Sjögren’s syndrome, the second most common rheumatic disease after RA, is a chronic, systemic autoimmune condition that impacts exocrine glands, including the salivary glands and tear glands.  Inflammation and destruction of these glands lead to dry eye and dry mouth.  In severe cases, the joints, lungs, skin, blood and kidneys may be also affected.  There are currently no treatments approved for Sjögren’s syndrome.  In patients with for Sjögren’s syndrome, both CD40 ligand and its receptor, CD40, are overexpressed in inflamed tissues.  Targeting this pathway with VIB4920 may reduce inflammation and tissue damage.  VIB4920 is in a Phase 2b trial for Sjögren’s syndrome.

Kidney transplant rejection occurs when the immune system detects an organ transplant as a threat and attacks it, resulting in organ rejection.  The current standard of care to prevent transplant rejection involves a combination of various immunosuppressants and calcineurin inhibitors, the latter of which is associated with kidney toxicity. Viela is conducting a small Phase 2 proof-of-concept study with VIB4920 in kidney transplant rejection, evaluating if a combination of the immunosuppressant, belatacept, and VIB4920 can be effective in preventing transplant rejection while reducing renal toxicity.

VIB4920 is also in a Phase 2 trial in active RA, a chronic inflammatory disorder characterized by progressive destruction of the joints. The primary objectives of this study are to better understand the pharmacodynamic and pharmacokinetic effects of VIB4920 and to further optimize its dosing regimen.

VIB7734 Clinical Programs

VIB 7734 targets the innate immunity pathway.  In this pathway, there is an overproduction of pro-inflammatory cytokines secreted by plasmacytoid dendritic cells, or pDCs.  pDCs play a critical role in autoimmune signaling, inflammation and associated tissue damage through cytokine production.  VIB7734 is a human monoclonal antibody that binds to a unique cell surface receptor on pDCs called ILT7, causing pDC depletion.  Depleting these cells may interrupt the vicious cycle of inflammation that causes tissue damage in diseases such as lupus, dermatomyositis and a variety of other autoimmune conditions.  VIB 7734 has the potential to become a novel treatment for autoimmune diseases in which pDCs overproduce interferons and other types of cytokines and chemokines.  Viela is conducting two trials in VIB7734, one for SLE and one for COVID-19-related acute lung injury.

pDCs play a key role in SLE, a systemic autoimmune disease in which the body's immune system attacks an individual’s tissues and organs. Inflammation caused by SLE can affect many different body systems, including joints, skin, kidneys, blood cells, brain, heart and lungs. With only one biologic approved and substantial room for improved efficacy, SLE represents a significant unmet need. Viela recently announced plans for a Phase 2 trial in SLE after demonstrating encouraging results from their Phase 1b cutaneous lupus erythematosus trial that suggested that VIB7734 has the potential to meaningfully reduce skin lesions in lupus patients.  The Phase 2 trial in SLE is expected to begin in the first half of 2021.

COVID-19-related acute lung injury is the result of immune overactivation which can cause lung injury.  VIB7734 is also in Phase 1 development for COVID-19-related acute lung injury.

VIB1116 Clinical Program

VIB1116 is a monoclonal antibody expected to begin a Phase 1 first-in-human trial in mid-2021 for autoimmune diseases.

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

Sales and Marketing

As of December 31, 2020, our sales force was composed of approximately 460 sales representatives consisting of approximately 215 orphan sales representatives and 245 inflammation sales representatives.

Our orphan sales representatives focus on marketing our rare disease medicines to a limited number of healthcare practitioners who specialize in fields such as pediatric immunology, allergy, infectious diseases, metabolic disorders, rheumatology, nephrology, ophthalmology and endocrinology, to help them understand the potential benefits of our medicines.  We have entered into, and may continue to enter into, agreements with third parties for commercialization of our medicines outside the United States.

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

TEPEZZA

TEPEZZA is produced by culture of a genetically engineered mammalian cell line containing the DNA which encodes for teprotumumab-trbw, a fully human IgG1 monoclonal antibody. Cell culture broth is harvested and purified through filtration processes and chromatography processes prior to being formulated, frozen and shipped to the site of drug product manufacture.  In support of its manufacturing process, we store multiple vials of teprotumumab-trbw master cell bank and working cell bank at multiple locations in order to ensure adequate backup should any cell bank be lost in a catastrophic event.

AGC Biologics Supply Agreement

In February 2018, we entered into a commercial supply agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S), or AGC, which was amended in May 2019, December 2019 and July 2020, for the supply of TEPEZZA drug substance from AGC’s facilities in Copenhagen, Denmark; Seattle, Washington; and Boulder, Colorado.  Pursuant to the agreement, we have agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance.  In addition, we must provide AGC with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order.  The agreement has a term that runs indefinitely.  Either party may terminate the agreement by giving notice at least three years in advance, but notice may not be given before February 14, 2022.  Either party may also terminate the agreement for the other party’s failure to pay any undisputed sum payable under the agreement within a specified period of time, for a material breach by the other party if not cured within a specified period of time, upon the other party’s insolvency, or in the event that any material permit or regulatory license is permanently revoked preventing the performance of specified services by the other party.

AGC Development and Manufacturing Services Agreement

As a result of our acquisition of River Vision, we have a development and manufacturing services agreement with AGC, dated June 10, 2015, which was amended in February 2018, for development and manufacturing services relating to TEPEZZA drug substance.  The agreement has a term that runs until the later of the date that all work under the agreement is completed and June 2025, unless earlier terminated by us upon 30 days’ written notice.  AGC can terminate the agreement after AGC has completed its services by giving 180 days’ written notice, or sooner if certain conditions are met, or upon 60 business days’ notice if AGC reasonably concludes it cannot deliver the services under the agreement despite applying commercially reasonable efforts.  Either party may also terminate the agreement for the other party’s failure to pay any undisputed sum payable under the agreement within a specified period of time, for a material breach by the other party if not cured within a specified period of time, or upon the other party’s insolvency.

Catalent Indiana Supply Agreement

In December 2018, we entered into a commercial supply agreement with Catalent, for the supply of TEPEZZA drug product.  Pursuant to the agreement, we must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order.  The agreement has a term that runs until December 18, 2023, and automatically renews for two successive two-year terms unless terminated by either party at least two years in advance.  The agreement may be terminated earlier by either party for a material breach by the other party, if not cured within a specified period of time, or upon the other party’s insolvency.

On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the DPA that dramatically restricted capacity available for the production of TEPEZZA at Catalent.  See “Impact of COVID-19” above for further information.

Roche License Agreement

As a result of our acquisition of River Vision, we have a license of intellectual property rights to TEPEZZA under a license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, effective as of June 15, 2011, as amended.  Pursuant to the agreement, we have paid development and regulatory milestones totaling CHF10.0 million relating to the United States. We may be obligated to pay Roche additional development and regulatory milestones for activities outside the United States or for additional indications.  We are also obligated to pay tiered royalties between 9 and 12 percent on annual worldwide net sales.  The royalty terminates upon the later of (a) the expiration date of the longest-lived patent rights on a country-by-country basis; and (b) ten years after first commercial sale of TEPEZZA.  Either party may terminate the agreement upon the other party’s breach of the agreement, if not cured within a specified period of time, or in the event of the other party’s bankruptcy or insolvency.  Roche may also terminate the agreement if we challenge the validity of Roche’s patents.  We may also terminate the agreement within nine months written notice to Roche.

Lundquist Institute License Agreement

As a result of our acquisition of River Vision, we have a license of patent rights to TEPEZZA under a license agreement with Lundquist Institute (formerly known as Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center), or Lundquist, dated December 5, 2012.  Pursuant to the agreement, we are obligated to pay Lundquist a royalty payment of less than 1 percent of TEPEZZA net sales.  The royalty terminates upon the expiration date of the longest-lived Lundquist patent rights, which is December 2021 for the U.S. rights.  We may terminate the agreement upon sixty days’ prior written notice to Lundquist.  Either party may terminate the agreement upon the other party’s material breach of the agreement if not cured within a specified period of time.  Lundquist may also terminate the agreement in the event of our bankruptcy or insolvency.

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

Other Agreements

In addition to the above supply and license agreements, under the agreement for the acquisition of River Vision, we are required to pay up to $325.0 million upon the attainment of various milestones, composed of $100.0 million related to FDA approval and $225.0 million related to net sales thresholds for TEPEZZA.  We made a $100.0 million milestone payment related to FDA approval during the first quarter of 2020. The agreement also includes a royalty payment of 3 percent of the portion of annual worldwide net sales exceeding $300.0 million (if any).

In April 2020, we entered into an agreement with S.R. One, Limited, or S.R. One, and an agreement with Lundbeckfond Invest A/S, or Lundbeckfond, pursuant to which we acquired all of S.R. One’s and Lundbeckfond’s beneficial rights to proceeds from certain contingent future TEPEZZA milestone and royalty payments in exchange for a one-time payment of $55.0 million to each of the respective parties.  As a result of our agreements with S.R. One and Lundbeckfond in April 2020, our remaining net obligations to make TEPEZZA payments to the former stockholders of River Vision was reduced by approximately 70.25%, after including payments to a third party.

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

NOF Supply Agreement

In August 2015, Crealta Holdings LLC, or Crealta, and NOF Corporation, or NOF, entered into an exclusive supply agreement, which was amended in November 2018 and January 2021, for the PEGylation agent used in the manufacture of KRYSTEXXA.  We assumed this agreement as part of our acquisition of Crealta in January 2016, or the Crealta acquisition.  Under the terms of this agreement, we are required to issue NOF forecasts of our requirements for the PEGylation agent, a portion of which are binding.  Under the agreement, we are obligated to purchase a certain minimum quantity of the PEGylation agent over specified periods of time and we are required to use NOF as our exclusive supplier for the PEGylation agent, subject to certain exceptions if NOF is unable to supply the PEGylation agent. The agreement expires in October 2024 unless earlier terminated by either party upon three years’ prior written notice.  Either we or NOF may also terminate the agreement upon a material breach, if not cured within a specified period of time, or in the event of the other party’s insolvency.

Bio-Technology General (Israel) Supply Agreement

In March 2007, Savient Pharmaceuticals, Inc. (as predecessor in interest to Crealta), or Savient, entered into a commercial supply agreement with Bio-Technology General (Israel) Ltd, or BTG Israel, which was subsequently amended, for the production of the bulk KRYSTEXXA medicine, or bulk product.  We assumed this agreement as part of the Crealta acquisition and further amended the agreement in September 2016.  Under this agreement, we have agreed to purchase certain minimum annual order quantities and are obligated to purchase at least 80 percent of our annual world-wide bulk product requirements from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three-year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under the agreement, if the manufacture of the bulk product is moved out of Israel, we may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist), or IIA, because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA.  We issue eighteen-month forecasts of the volume of KRYSTEXXA that we expect to order.  The first six months of the forecasts are considered binding firm orders.

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

RAVICTI

We have clinical and commercial supplies of glycerol phenylbutyrate API manufactured for us by two alternate suppliers, Helsinn Advanced Synthesis SA (Switzerland) and Patheon Austria GmbH & Co KG (formerly DSM Fine Chemicals Austria) on a purchase-order basis until 2025.  We have manufacturing agreements for finished RAVICTI drug product with Lyne Laboratories, Inc. and PCI Pharma Services.

Bausch Health Asset Purchase Agreement

As a result of our acquisition of Hyperion Therapeutics, Inc., or Hyperion, in May 2015, or the Hyperion acquisition, we became subject to an asset purchase agreement with Bausch Health Companies, Inc. (formerly Ucyclyd Pharma, Inc.), or Bausch, pursuant to which we are obligated to pay to Bausch mid single-digit royalties on our global net sales of RAVICTI.  The asset purchase agreement cannot be terminated for convenience by either party.  We have a license to certain Bausch manufacturing technology related to RAVICTI; however Bausch is permitted to terminate the license if we fail to comply with any payment obligations relating to the license and do not cure such failure within a defined time period.

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

PROCYSBI

PROCYSBI drug product is composed of enteric-coated beads of cysteamine bitartrate encapsulated in gelatin capsules or packaged directly into packets.  PROCYSBI drug product and API, cysteamine bitartrate, are manufactured and packaged on a contract basis by third parties.

Cambrex Profarmaco Milano Supply Agreement

As a result of the Raptor acquisition, we assumed an API supply agreement, as amended, with Cambrex Profarmaco Milano, or Cambrex, related to PROCYSBI API.  Pursuant to the agreement, we must provide rolling, non-binding forecasts, with a portion of the forecast being the minimum floor of the firm order that must be placed.  The Cambrex supply agreement has a term that runs until November 30, 2022, and which renews for successive two-year terms if not terminated at least one year in advance.

Patheon Manufacturing Services Agreement

As a result of our acquisition of Raptor Pharmaceutical Corp, in October 2016, or the Raptor acquisition, we assumed a manufacturing services agreement, as amended, with Patheon Pharmaceuticals Inc., or Patheon, for the manufacture and supply of PROCYSBI capsules and granules.  Pursuant to the agreement, we must provide a rolling, non-binding forecast of PROCYSBI, with a portion of the forecast being a firm written order.  The agreement has a term that runs until December 31, 2023 and which automatically renews for successive two-year terms if not terminated at least eighteen months in advance.  In addition, we have separate agreement with another third-party contract manufacturer for the packaging of PROCYSBI granules.

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

OTHER MEDICINES

ORPHAN SEGMENT

BUPHENYL API is manufactured on a contract basis by a third party and final manufacturing, testing and packaging of the medicine is provided by another third party.  QUINSAIR drug product, its API, levofloxacin hemihydrate, and the Zirela nebulizer device are all manufactured on a contract basis by three separate third parties.

INFLAMMATION SEGMENT

PENNSAID 2% is manufactured on a contract basis by a third party.  The two API’s for DUEXIS are manufactured on a contract basis by two separate third parties.  The final packaged form of DUEXIS is provided on a contract basis from an additional third party.  We purchase API for RAYOS from a contract manufacturer.  In addition, we have contracted with two separate third-party manufacturers for the production of RAYOS tablets and for the packaging and assembling of RAYOS.  The two API’s for VIMOVO are manufactured on a contract basis by two separate third parties.  The final packaged form of VIMOVO is provided on a contract basis from an additional third party.

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

•	we may not be successful in any patent litigation to enforce our patent rights, including our pending patent litigation regarding PENNSAID 2%, DUEXIS and/or PROCYSBI;
•	we may not develop additional proprietary technologies or medicine candidates that are patentable; or
•	the patents of others may have an adverse effect on our business.

TEPEZZA

We have licenses to U.S. and foreign patents and applications covering TEPEZZA.  If not otherwise invalidated, those patents expire between December 2021 and 2029.  We continue to prosecute and pursue patent protection to obtain additional patent coverage on TEPEZZA and its uses. Additionally, we have a biologic exclusivity in the United States covering TEPEZZA that will expire in 2032.

KRYSTEXXA

We have licenses to U.S. and foreign patents and applications covering KRYSTEXXA.  If not otherwise invalidated, those patents expire between 2023 and 2030. We continue to prosecute and pursue patent protection to obtain additional patent coverage on KRYSTEXXA and its uses.

In the United States, KRYSTEXXA has received twelve years of biologic exclusivity, expiring in 2022.

RAVICTI

We have ownership of or licenses to U.S. and foreign patents and patent applications covering RAVICTI.  If not otherwise invalidated, those patents expire between 2030 and 2036.  We license our rights to patents and patent applications outside of North America to Immedica.  We continue to prosecute and pursue patent protection to obtain additional patent coverage on RAVICTI and its uses.

In the United States, RAVICTI received two separate orphan drug exclusivities for two patient populations.  The first of those orphan drug exclusivities expired on February 1, 2020, and the second will expire on April 28, 2024.  Under our settlement and license agreement with Par Pharmaceutical, Inc., Par may enter the market on July 1, 2025, or earlier in certain circumstances.  We also have settlement and license agreements with Lupin Limited and Lupin Pharmaceuticals, Inc., or collectively Lupin; and Annora Pharma Private Limited and Hetero USA, Inc., or collectively Annora, pursuant to which Lupin and Annora may enter the market on July 1, 2026, or earlier under certain circumstances.

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

PROCYSBI received marketing authorization in September 2013 from the European Commission, or the EC, for marketing in the European Union, or EU, as an orphan medicinal product for the management of proven NC.

PROCYSBI received ten years of market exclusivity, through 2023, as an orphan drug in Europe.  PROCYSBI received seven years of market exclusivity, through 2022, for patients two years of age to less than six years of age, and seven years of market exclusivity, through 2024, for patients one year of age to less than two years of age, as an orphan drug in the United States.  During December 2017, the FDA awarded pediatric exclusivity to PROCYSBI in the United States, which adds an additional six-month exclusivity period to the end of each orphan exclusivity period and patent term covering PROCYSBI.

ACTIMMUNE

We have licenses to U.S. patents covering ACTIMMUNE.  If not otherwise invalidated, those patents expire in 2022.

QUINSAIR

We have U.S. and foreign patents and patent applications covering QUINSAIR, as well as licenses from PARI and Tripex Pharmaceuticals, LLC to U.S. and foreign patents and patent applications covering QUINSAIR.  If not otherwise invalidated, those patents expire between 2026 and 2032.  We continue to prosecute and pursue patent protection to obtain additional patent coverage on QUINSAIR and its uses.

QUINSAIR received ten years of market exclusivity in the EU, beginning with its March 2015 marketing authorization and expiring in March 2025.

PENNSAID 2%

We have ownership of U.S. patents and patent applications covering PENNSAID 2%.  We also co-own other U.S. patent applications with Mallinckrodt LLC. If not otherwise invalidated, those patents expire between 2027 and 2030.  Under our settlement agreements with Amneal Pharmaceuticals, LLC., Teligent, Inc., Perrigo Company plc, Taro Pharmaceuticals Industries Ltd., and Lupin, such parties may enter the market on October 17, 2027, or earlier under certain circumstances.

DUEXIS

We have multiple patents and patent applications related to DUEXIS.  Unless otherwise invalidated, those patents expire in 2026.  Under a settlement agreement with Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc., or collectively Par, Par may enter the market on January 1, 2023, or earlier under certain circumstances.

RAYOS

We have an exclusive license to U.S. patents and patent applications from Vectura covering RAYOS.  Under our settlement agreement with Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida), or Teva, Teva may enter the market on December 23, 2022, or earlier under certain circumstances.

VIMOVO

We have licenses to U.S. patents and patent applications and trademarks covering VIMOVO from Nuvo Pharmaceuticals (Ireland) Designated Activity Company, or Nuvo, and AstraZeneca AB.  We co-own other U.S. patents and patent applications with Nuvo.  If not otherwise invalidated, those in-licensed patents expire between 2022 and 2031.

For a description of our legal proceedings related to intellectual property matters, see Note 16 of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

Third-Party Coverage and Reimbursement

In both U.S. and foreign markets, our ability to commercialize our medicines successfully depends in significant part on the availability of coverage and adequate reimbursement to healthcare providers from third-party payers, including, in the United States, government payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers.  Third-party payers are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy.  This is especially true in markets where over-the-counter and generic options exist.  Even if coverage is made available by a third-party payer, the reimbursement rates paid for covered medicines might not be adequate.  For example, third-party payers may use tiered coverage and may adversely affect demand for our medicines by not covering our medicines or by placing them in a more expensive formulary tier relative to competitive medicines (where patients have to pay relatively more out of pocket than for medicines in a lower tier).  We cannot be certain that our medicines will be covered by third-party payers or that such coverage, where available, will be adequate, or that our medicines will successfully be placed on the list of drugs covered by particular health plan formularies.  Many states in the United States have also created preferred drug lists for use in their Medicaid programs and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate.  The industry competition to be included on such formularies and preferred drug lists often leads to downward pricing pressures on pharmaceutical companies.  Also, third-party payers may refuse to include a particular branded drug on their formularies or otherwise restrict patient assistance to a branded drug when a less costly generic equivalent or other therapeutic alternative is available.  In addition, because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process.  We may be required to provide scientific and clinical support for the use of any medicine to each third-party payer separately with no assurance that approval would be obtained, and we may need to conduct pharmacoeconomic studies to demonstrate the cost effectiveness of our medicines for formulary coverage and reimbursement.  Even with studies, our medicines may be considered less safe, less effective or less cost-effective than competitive medicines, and third-party payers may not provide coverage and adequate reimbursement for our medicines or our medicine candidates.  These pricing and reimbursement pressures may create negative perceptions to any medicine price increases, or limit the amount we may be able to increase our medicine prices, which may adversely affect our medicine sales and results of operations.  Where coverage and reimbursement are not adequate, physicians may limit how much or under what circumstances they will prescribe or administer such medicines, and patients may decline to purchase them.  This, in turn, could affect our ability to successfully commercialize our medicines and impact our profitability, results of operations, financial condition, and future success.

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

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee.  The application for a clinical trial authorization must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation.  Currently, clinical trial authorization applications must be submitted to the competent authority in each EU Member State in which the trial will be conducted.  Under the new Regulation on Clinical Trials, which is expected to take effect in 2021, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement.  Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees.  The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.  Medicines used in clinical trials must be manufactured in accordance with cGMP.

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

Orphan designation in Great Britain following Brexit is largely aligned with the position in the EU, but is based on the prevalence of the condition in Great Britain (for further details on the impact the United Kingdom, or UK, leaving the EU has and will have, see the section entitled ‘The Impact of Brexit’ below).

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

Physicians may, in their independent medical judgment, prescribe legally available pharmaceuticals for uses that are not described in the medicine’s labeling and that differ from those tested by us and approved by the FDA.  Such off-label uses are common across certain medical specialties.  Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances.  The FDA does not regulate the behavior of physicians in their choice of treatments.  The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.  Additionally, a significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of medicines for off-label uses and other sales practices.  These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, false claims laws, the Prescription Drug Marketing Act, or PDMA, anti-kickback laws, and other alleged violations in connection with the promotion of medicines for unapproved uses, pricing and Medicare and/or Medicaid reimbursement.  If our promotional activities, including any promotional activities that a contracted sales force may perform on our behalf, fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities.  In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved medicine from the market, require corrective advertising or a recall or institute fines or civil fines, additional reporting requirements and/or oversight or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.  In addition, the distribution of prescription medicines is subject to the PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states.  Both the PDMA and state laws limit the distribution of prescription medicine samples and impose requirements to ensure accountability in distribution, including a drug pedigree which tracks the distribution of prescription drugs.  Further, under the Drug Quality and Security Act, drug manufacturers are subject to a number of requirements, including, medicine identification, tracing and verification, among others, that are designed to detect and remove counterfeit, stolen, contaminated or otherwise potentially harmful drugs from the U.S. drug supply chain.

Outside the United States, the ability of our partners and us to market a medicine is contingent upon obtaining marketing authorization from the appropriate regulatory authorities.  The requirements governing marketing authorization, pricing and reimbursement vary widely from country to country and region to region.

The EU and the EEA consist, at the time of writing, of the twenty-seven Member States of the EU (for details on the impact the UK leaving the EU has and will have, see the section entitled “The Impact of Brexit” below), plus Norway, Iceland and Liechtenstein which are Member States of the EEA.  These Member States have all acceded to the single market rules governing the supervision of medicinal products.  Under the prevailing rules, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.  There are three procedures for an MA to be obtained:

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

•

Decentralized Procedure MAs are available for products not falling within the mandatory scope of the Centralized Procedure.  An identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS, to lead the evaluation of the regulatory submission.  The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet as distilled from the preliminary evaluation, which are sent to the other Member States (referred to as the Concerned Member States) for their approval.  If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the RMS records the agreement, closes the procedure and informs the applicant accordingly.  Each Member State concerned by the procedure is required to adopt a national decision to grant a national MA in conformity with the approved assessment report, SmPC and the labeling and package leaflet as approved.  Where a product has already been authorized for marketing in a Member State of the EEA, the granted national MA can be used for mutual recognition in other Member States through the Mutual Recognition Procedure resulting in progressive national approval of the product in the EU/EEA.

•

National MAs, which are issued by a single competent authority of the Member States of the EEA and only covers their respective territory, are also available for products not falling within the mandatory scope of the Centralized Procedure.  Once a product has been authorized for marketing in a Member State of the EEA through the National Procedure, this National MA can also be recognized in other Member States through the Mutual Recognition Procedure.

Under the procedures described above, before granting the MA, the EMA or the competent authority(ies) of the Member State(s) of the EEA prepare an assessment of the risk-benefit balance of the product against the scientific criteria concerning its quality, safety and efficacy.

Under Regulation (EC) No 726/2004/EC and Directive 2001/83/EC (each as amended), the EU has adopted a harmonized approach to data and market protection or exclusivity (known as the 8 + 2 + 1 formula).  The data exclusivity period begins to run on the date when the first MA is granted in the EU.  It confers on the MA holder of the reference medicinal product eight years of data exclusivity and ten years of market exclusivity.  A reference medicinal product is defined to mean a medicinal product authorized based on a full dossier consisting of pharmaceutical and pre-clinical testing results and clinical trial data, such as a medicinal product containing a new active substance.  The ten-year market protection can be extended cumulatively to a maximum period of eleven years if during the first eight years of those ten years of protection period, the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.

The exclusivity period means that an applicant for a generic medicinal product is not permitted to rely on pre-clinical pharmacological, toxicological, and clinical data contained in the file of the reference medicinal product of the originator until the first eight years of data exclusivity have expired.  Thereafter, a generic product application may be submitted and generic companies may rely on the pre-clinical and clinical data relating to the reference medicinal product to support approval of the generic product.  However, a generic product cannot market until ten years have elapsed from the initial authorization of the reference medicinal product or eleven years if the protection period is extended, based on the formula of 8+2+1.

In addition to the above, where an application is made for a new indication for a well-established substance, a non-cumulative period of one year of data exclusivity may be granted, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication.  Finally, where a change of classification of a medicinal product has been authorized on the basis of significant pre-clinical tests or clinical trials, the competent authority shall not refer to the results of those tests or trials when examining an application by another applicant for or holder of marketing authorization for a change of classification of the same substance for one year after the initial change was authorized.

The 8 + 2 + 1 exclusivity scheme applies to products that have been authorized in the EU by the EC through the Centralized Procedure or the competent authorities of the Member States of the EEA nationally, including through the Decentralized and Mutual Recognition procedures.

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

The Impact of Brexit.  The withdrawal of the UK from the EU (commonly referred to as “Brexit”) took effect on January 31, 2020.  Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period that ended December 31, 2020, during which EU rules continued to apply.  A Trade and Cooperation Agreement, or the TCA, that outlines the future trading relationship between the UK and the EU was agreed in December 2020.  Since a significant portion of the regulatory framework in the UK applicable to our business and our products is derived from EU directives and regulations, Brexit has materially impacted the regulatory regime in the UK with respect to the development, manufacture, importation, approval and commercialization of our products.  The regulatory changes that are a result of Brexit may also materially impact upon the development, manufacture, importation, approval and commercialization of our products in the EU, should any development or manufacture of these products take place in the UK.

Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations (Northern Ireland will be covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). A separate marketing authorization will be required to market drugs in Great Britain.   However, for two years from January 1, 2021, the UK’s regulator, the Medicines and Healthcare products Regulatory Agency, or MHRA, may adopt decisions taken by the EC on the approval of new marketing authorizations through the centralized procedure, and the MHRA will have regard to marketing authorizations approved in a country in the EEA (although in both cases a marketing authorization will only be granted if any Great Britain-specific requirements are met). Various national procedures are now available to place a drug on the market in the UK, Great Britain, or Northern Ireland, with the main national procedure having a maximum timeframe of 150 days (excluding time taken to provide any further information or data required).

The data exclusivity periods in the UK are currently in line with those in the EU, but the TCA provides that the periods for both data and market exclusivity are to be determined by domestic law, and so there could be divergence in the future.  It is currently unclear whether the MHRA in the UK is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive.

Orphan designation in Great Britain following Brexit is based on the prevalence of the condition in Great Britain as opposed to the current position where prevalence in the EU is the determinant.  It is therefore possible that conditions that are currently designated as orphan conditions in Great Britain will no longer be and that conditions that are not currently designated as orphan conditions in the EU will be designated as such in Great Britain.

Healthcare Fraud and Abuse Laws.  As a pharmaceutical company, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business.  We may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry.  For example, in the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations.  Violations of these laws can lead to significant administrative, civil and criminal penalties, including fines, imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement, and exclusion from participation in federal healthcare programs.  These laws are applicable to manufacturers of products regulated by the FDA, such as us, and pharmacies, hospitals, physicians and other potential purchasers of such products.

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

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government.  A claim includes “any request or demand” for money or property presented to the U.S. government.  In addition, the ACA specified that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.  The False Claims Act has been the basis for numerous enforcement actions and settlements by pharmaceutical and other healthcare companies in connection with various alleged financial relationships with customers.  In addition, a number of pharmaceutical manufacturers have reached substantial financial settlements in connection with allegedly causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.  Certain marketing practices, including off-label promotion, may also violate false claims laws, as well as physician self-referral laws, such as the Stark Law, which prohibit a physician from making a referral to certain designated health services with which the physician or the physician’s family member has a financial interest and prohibit submission of a claim for reimbursement pursuant to the prohibited referral.  The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery.  In addition, various states have enacted similar fraud and abuse statutes or regulations, including, without limitation, false claims laws analogous to the False Claims Act, and laws analogous to the federal Anti-Kickback Statute, that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer, and there are also federal criminal false claims laws.

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

We are also subject to analogous foreign laws of each of the above federal healthcare laws and foreign jurisdictions may require the implementation of compliance programs, disclosure of any gifts, compensation, or other remuneration provided to health professionals.

Privacy and Security Laws.  We may be subject to, or our marketing activities may be limited by, HIPAA, as amended by the Health Information Technology and Clinical Health Act (HITECH) and their respective implementing regulations, which established uniform standards for certain “covered entities” (covered healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information.  Among other things, HIPAA’s privacy and security standards are directly applicable to “business associates” — independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity as well as their covered subcontractors.  In addition to possible civil and criminal penalties for violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions.  Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules.  In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

In the EU/EEA, the General Data Protection Regulation (2016/679), or GDPR, went into effect in 2018 and replaced Directive 95/46/EC (the EU Privacy Directive).  The GDPR applies to identified or identifiable personal data processed by automated means (for example, a computer database of customers) and data contained in, or intended to be part of, non-automated filing systems (traditional paper files) as well as transfer of such data to a country outside of the EU/EEA.  Under the GDPR, fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.  The GDPR includes more stringent operational requirements for processors and controllers of personal data and creates additional rights for data subjects. Further, on July 16, 2020, Europe’s top court, the Court of Justice of the EU, ruled in Schrems II (C-311/18) that the Privacy Shield, used by thousands of companies to transfer data between the EU and United States and upon which we relied, was invalid and could no longer be used due to the strength of United States surveillance laws.  We continue to use alternative transfer mechanisms including the standard contractual clauses, or SCCs, while the authorities interpret the decisions and scope of the invalidated Privacy Shield and the alternative permitted data transfer mechanisms.  The SCCs, though approved by the EC, have faced challenges in European courts (including being called into question in Schrems II), and may be challenged, suspended or invalidated.

The UK’s vote in favor of exiting the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty with regard to data protection regulation in the UK.  As of January 1, 2021, and the expiry of transitional arrangements agreed to between the UK and EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations.  Pursuant to the TCA, which went into effect on January 1, 2021, the UK and EU agreed to a specified period during which the UK will be treated like an EU member state in relation to transfers of personal data to the UK for four months from January 1, 2021.  This period may be extended by two further months.  Unless the EC makes an ‘adequacy finding’ in respect of the UK before the expiration of such specified period, the UK will become an ‘inadequate third country’ under the GDPR and transfers of data from the EEA to the UK will require a ‘transfer mechanism,’ such as the standard contractual clauses.  Furthermore, following the expiration of the specified period, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and EEA.

Additionally, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020.  The CCPA has been dubbed the first “GDPR-like” law in the United States since it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households (including health information).  The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election.  Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information.  The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.  It is unclear how the CCPA and CPRA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

“Sunshine” and Marketing Disclosure Laws.  There are an increasing number of federal and state “sunshine” laws that require pharmaceutical manufacturers to make reports to states on pricing and marketing information.  Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, and make periodic public disclosures on sales and marketing activities, and prohibiting certain other sales and marketing practices.  In addition, a similar federal requirement requires certain manufacturers, including pharmaceutical manufacturers, to track and report to the federal government the following: certain payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and ownership or investment interests held by physicians and their immediate family members.  Beginning in 2022, applicable manufacturers will be required to report such information regarding its payments and other transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year. Certain states, such as Massachusetts, also make the reported information publicly available.  In addition, there are state and local laws that require pharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations.  These laws may adversely affect our sales, marketing, and other activities with respect to our medicines in the United States by imposing administrative and compliance burdens on us.  If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.  In the EU/EEA, declaration of transfers of value to healthcare professionals is subject to the requirements under the voluntary industry code of practice.  France however has a statutory regime similar to the U.S. Sunshine Act.

Government Price Reporting.  For those marketed medicines which are covered in the United States by the Medicaid programs, we have various obligations, including government price reporting and rebate requirements, which generally require medicines be offered at substantial rebates/discounts to Medicaid and certain purchasers (including “covered entities” purchasing under the 340B Drug Discount Program).  We are also required to discount such medicines to authorized users of the Federal Supply Schedule of the General Services Administration, under which additional laws and requirements apply. These programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear.  Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates could subject us to substantial penalties. One component of the rebate and discount calculations under the Medicaid and 340B programs, respectively, is the “additional rebate”, a complex calculation which is based, in part, on the extent that a branded drug’s price increases over time more than the rate of inflation (based on the Consumer Price Index for All Urban Consumers).  This comparison is based on the baseline pricing data for the first full quarter of sales associated with a branded drug’s NDA, and baseline data cannot generally be reset, even on transfer of the NDA to another manufacturer.  This “additional rebate” calculation can, in some cases where price increases have been relatively high versus the first quarter of sales of the NDA, result in Medicaid rebates up to 100 percent of a drug’s “average manufacturer price” and 340B prices of one penny.  Governments influence the price of medicinal products in the EU through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU Member States allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Penalties.  Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities in the United States could be subject to challenge under one or more of such laws.  Moreover, state governmental agencies may propose or enact laws and regulations that extend or contradict federal requirements.  If we or our operations are found to be in violation of any of the state or federal laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant administrative, civil and criminal penalties, damages, fines, imprisonment, exclusion from participation in U.S. federal or state healthcare programs, additional reporting requirements and/or oversight and the curtailment or restructuring of our operations.  To the extent that any medicine we make is sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.  Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results.  We maintain a comprehensive healthcare corporate compliance program.  Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks and risks of regulatory non-compliance cannot be entirely eliminated.  Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.  Moreover, achieving and sustaining compliance with applicable federal, state and foreign privacy, security, sunshine, government price reporting, and fraud laws may prove costly.

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

The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our medicines profitably.  Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs (including a number of proposals pertaining to prescription drugs, specifically), improving quality and/or expanding access.  In the United States, some of the additional proposals to reduce the cost of prescription drug prices considered at the federal level include directing Medicare to negotiate directly with manufacturers for the costliest drugs; various Medicare Part D and Medicaid reforms; price reporting transparency; importation rulemaking; an international pricing index proposal to require additional discounts to Medicare, as well as a proposal requiring manufacturers to pay a rebate to the federal government if the price of a Medicare Part B or Part D drug increases more than the rate of inflation.  Also at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.   For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada.  Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law.  The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation.  The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021.  Further, in November 2020, CMS issued an interim final rule implementing the Most Favored Nation, or MFN, Model under which  Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027.  On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

Congress continued to seek new legislative and/or administrative measures to control drug costs.  For example, in June 2020, the U.S. House of Representatives passed a bill, H.R. 1425, “Patient Protection and Affordable Care Enhancement Act”, which would strengthen and expand parts of the ACA and incentivize Medicaid expansion, but also proposes to implement a “Fair Price Negotiation Program” to utilize international price referencing metrics for certain drugs that are considered high-cost or are reimbursable by both Medicare Part D and Part B, while giving commercial payers, including employer and individual market plans, access to the reference price. The majority of our medicines are purchased by private payers, and much of the focus of pending legislation is on government program reimbursement. Additionally, certain proposals have been contemplated that would implement a cap on annual price increases for certain drugs covered under Medicare at the rate of inflation or require the respective manufacturers to pay a rebate.  There has also been advocacy for increasing the Medicaid drug rebates cap, currently at 100% of a drug's average manufacturer price or removing such cap in its entirety.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing.  In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs.

Furthermore, there has been increased interest by third-party payers and governmental authorities in reference pricing systems and publication of discounts and list prices. There also has been particular and increasing legislative and enforcement interest in the United States with respect to relatively large price increases over relatively short time periods.  There have been several recent state and federal lawmaker inquiries, proposed legislation and enacted legislation as was the case in California designed to, among other things, bring more transparency to drug pricing, by requiring drug companies to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increase.  There have also been actions to review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs.  Further, a growing number of states have implemented, or are contemplating implementing, drug affordability boards to establish “allowable rates” for certain high-cost drugs identified by such boards.

In addition to the aforementioned price reform measures, there are other potential reform measures relating to the pharmaceutical industry that may impact our business. For example, there have been efforts to amend the Orphan Drug Act, including a bill passed in the House of Representatives in November 2020, the Orphan Drug Exclusivity Act, that would have limited manufacturers’ ability to receive orphan drug exclusivity under the “cost recovery” pathway under the Orphan Drug Act. While the Senate did not take further action on this bill in 2020, the bill’s co-sponsors were re-elected, and it remains unclear whether it will be re-introduced. Further, on December 31, 2020, CMS issued a final rule that broadened the definition of “line extension” under the ACA. It is unclear whether this final rule will be challenged similar to other final rules that were issued shortly prior to the change in presidential administration.

In the United States, the pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the ACA.  The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products.  It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business.  There were efforts by the Trump administration as well as judicial and Congressional challenges to numerous provisions of the ACA.  These challenges include Executive Orders directing federal agencies with authorities and responsibilities under the ACA, to waive, defer, grant exemptions from, or eliminate the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices as well as legislation passed by the House of Representatives and Senate, but not yet signed into law, to repeal certain aspects of the ACA.   While Congress has not passed comprehensive ACA repeal or replace legislation, the federal income tax legislation signed into law on December 22, 2017 included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”.  On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.  The United States Supreme Court is currently reviewing this case but it is unclear when a decision will be made. Although the United States Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.  There is a wide range of potential outcomes to this litigation and it is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA’s many different provisions affecting the health system, the pharmaceutical sector and our business. We continue to evaluate the effect that the ACA and additional actions to possibly repeal and replace it has on our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted.  For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to 2 percent per fiscal year, starting in 2013, and due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, or the BBA, will remain in effect through 2030, unless additional Congressional action is taken.  However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021, and extended the sequester by one year, through 2030.  The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.  Such laws, and others that may affect our business that have been enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.  In the future, there will likely continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of medicines, including our medicine candidates.  Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers.  Further, the BBA among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans (also known as the Medicare “Donut Hole”), and also increased in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our medicines.

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

Dividends on our ordinary shares that are owned by residents of the United States and held directly (outside of DTC) will not be subject to DWT provided that the shareholder has completed the appropriate Irish DWT form and this form remains valid or provides a Certification of U.S. Tax Residency, or Form IRS 6166.  Such shareholders must provide the appropriate Irish DWT form or Form IRS 6166 to our transfer agent at least seven business days before the record date for the first dividend payment to which they are entitled.

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

Employees and Human Capital

As of December 31, 2020, we had approximately 1,395 full-time employees.  Of our employees as of December 31, 2020, approximately 290 were engaged in development, regulatory and manufacturing activities, approximately 820 were engaged in sales and marketing and approximately 285 were engaged in administration, including business development, finance, legal, information systems, facilities and human resources.  None of our employees are subject to a collective bargaining agreement.  We consider our employee relations to be good.  We are committed to strict policies and procedures to maintain a safe work environment.  The health and safety of our employees, customers and communities are of primary concern.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees.  In addition to competitive base salaries, the other competitive benefits that we provide to all employees, include annual equity and cash incentive plans, retirement benefits and an employee share purchase plan.  The principal purposes of these employee benefits are to attract, retain and reward personnel and also, through the granting of share-based and cash-based compensation awards, in order to secure and retain the services of our employees and to provide long-term incentives that align the interests of employees with the interests of our shareholders.

Our Core Values

Our culture is reflected in Horizon’s three core values: growth, accountability and transparency. Through these core values, our teams of highly engaged employees work to better the lives of patients and the community.  This engagement is fostered by our strong emphasis on creating a diverse and inclusive culture that drives how we treat employees and expect employees to treat one another.

Growth:  Horizon is a high-growth organization that values innovation, development and evolution.  We are fiercely innovating to better our communities, our patients and our employees and place a strong emphasis on personal and professional growth.  Employees have access to resources to develop their teams and themselves.

Accountability: We strive to do what’s right for patients and employees through quality decisions and owning successes and failures.  Employees hold each other accountable to make quality decisions that keep our company moving forward in order to meet the needs of patients.

Transparency: Horizon values the collaboration that is made possible by employees trusting each other to tackle tough challenges and difficult conversations.  We are courageous in our decision making, knowing it's necessary to drive our business forward.

Our Response to the COVID-19 Pandemic

Horizon’s commitment to its employees has been exemplified during the COVID-19 crisis.  At the onset of the pandemic, in addition to working to support patients, physicians and our communities, we took steps to ensure the health, safety and welfare of our employees, including:

•	implementing travel restrictions and remote working;
•

providing a special one-time bonus for all employees, excluding executive officers, to support our employees through the pandemic and to show our appreciation for their efforts and dedication during the challenging period;

•

implementing a COVID-19 leave policy with 100% pay continuation for U.S. employees affected by the virus or needing to care for a family member with the virus, and paid leave for medical professional employees who wished to assist with pandemic-related efforts;

•	providing employees with personal protective equipment; and
•	making no furloughs or lay-offs as a result of the pandemic.

Additionally, after noticing that employees were not taking time off in this “work from home” environment, we instituted three additional company-wide paid days off during 2020, providing an opportunity for employees to step away, support their health and well-being, and recharge.  Furthermore, we allowed an additional five days of unused paid time off to be carried over to 2021.  In addition to our multiple established leadership development programs, we hosted 24 teleconference calls with over 250 leaders in 2020, with 13 hours of content focused on helping managers lead their teams during the COVID-19 pandemic and the ensuing remote working environment, primarily focusing on employee engagement, well-being, team effectiveness, supporting caregivers and mitigating burnout.  Flexibility is driven by our executive leadership and managers, encouraging employees to work adaptable hours and take breaks where needed and when possible.

Focus on Employee Benefits

At the center of our employee experience is how we reward our employees for the impact they create.  We absorb most of the costs for employee medical insurance plans.  In addition to medical insurance, we offer a wide variety of benefits that support working families. This includes our parental and caregiver programs.  As part of these programs, all caregivers have flexible paid options to care for the needs of their families.  These benefits are paid at 100 percent salary. For employees pursuing adoption, we offer competitive reimbursement for costs associated with the legal adoption of a child.

We offer all full-time employees a “Make it Personal” account, which provides $500 annually for certain employee personal expenses including student loan repayment, contributions to college savings plans, donations to charitable organizations, health club memberships or purchases of personal health equipment or home office equipment.  In addition, all employees have access to an annual “Make it Personal” day.  This is an additional 8 hours of paid time off that employees can use to participate in something meaningful or personal to them – from volunteering at a local charity to spending time caring for a loved one.

We also offer competitive educational benefits for our employees and families. We value and encourage continued growth and development of our employees and their families. To support educational goals, we offer several programs to help offset the financial burden of college expenses, including tuition reimbursement, an executive scholarship award for graduate school and scholarships for dependents of our employees.

Our Commitment to Inclusion and Diversity

We are committed to maintaining a workplace free of discrimination, harassment, intimidation or inappropriate conduct based on sex/gender, race, color, religion, national origin, age, disability, veteran status, sexual orientation and/or any other category protected by law.  We also provide equal opportunity in employment to all employees and applicants.  Equal opportunity rights are applicable to recruitment, hiring, employment and employment-related decisions.  In 2020, we introduced RiSE, a strategic program to further embed inclusion, diversity, equity and allyship into the organization.  Through RiSE, over 20 volunteer employee leaders work together, along with diverse working groups, to enhance and promote our approach to diverse recruitment, professional development, community involvement and building the overall organizational inclusive culture.

Our commitment to inclusion, diversity, equity and allyship is evidenced from the top down.  Our CEO, Timothy Walbert, was one of the first signatories to the CEO Action for Diversity & Inclusion pledge.  Our top leaders have gone through in-depth assessments to determine their inclusive leadership capabilities, with coaching being made available for leaders who want to enhance their skillset.  In 2020, we allocated additional resources and clarified accountability of leaders to focus on enhancing organizational inclusion and diversity, including appointing Irina Konstantinovsky as our Chief Diversity Officer, adding to her responsibilities as our Chief Human Resources Officer. We also assigned a fellow to participate for one year in the CEO Action for Racial Equity initiative, stepping away from her role at Horizon to do work for the betterment of our communities.

In 2019, a study conducted by Aon, a leading compensation consulting firm, demonstrated our gender and ethnicity pay equity.  The study analyzed employee demographic and pay data and showed that we provide equal pay for equal work, regardless of gender or ethnicity.  Based on the outputs of the study according to Aon, we ranked in the top five of the approximately 100 companies it had studied in this regard at the time of the study.

Our commitment to the engagement of our employees is evidenced by the many workplace recognitions we received during 2020, including the following:

•	FORTUNE Best Workplaces in Health Care and BioPharma 2020 (#4) – the fourth consecutive year to be named to the list
•	FORTUNE Best Small & Medium Workplaces 2020 (#10) – the fifth consecutive year to be named to the list
•	Great Place to Work® Best Workplaces for Parents 2020 (#27)
•	FORTUNE 2020 Top workplace for Millennials 2020 (#7)
•	Crain’s Chicago Business Most Innovative Companies in Chicago (#2)
•	Crain’s Chicago Business Best Places to Work in Chicago (#45) – the seventh consecutive year to be named to the list
•	Chicago Tribune Best Medium Sized Workplaces in Chicago (#2) – the sixth consecutive year to be named to the list
•	Great Place to Work® Best Workplaces in Chicago 2020 (#1) – the fourth consecutive year to be named to the list
•	Great Place to Work® Ireland’s Best Workplaces 2020 – Best Small (#13)
•	Dave Thomas Adoption Foundation Top 100 Adoption-friendly Workplaces
•	San Francisco Bay Area’s Best and Brightest Companies to Work For
•	2020 People “50 Companies that Care” (#15)
•	National Best and Brightest Companies to Work For

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

Risks Related to Our Business and Industry

The COVID-19 global pandemic has and may continue to adversely impact our business, including the commercialization of our medicines, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.

On March 11, 2020, the World Health Organization made the assessment that a novel strain of coronavirus, which causes the COVID-19 disease, was a pandemic.  The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States took aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions).  Similarly, the Irish government has limited gatherings of people and encouraged employees to work from their homes, and may implement more aggressive policies in the future.  In addition, in mid-March 2020 we implemented work-from-home policies for all employees and moved to a “virtual” model with respect to our physician, patient and partner support activities.  As certain U.S. states started to reduce restrictions, we saw physician offices beginning to reopen, which reopening has varied on a state-by-state basis.  As a result, our sales representatives in some areas have transitioned to being back out in the field and are working on ways to re-engage patients and physicians in person.  However, as COVID-19 cases have increased in certain areas, certain U.S. states have started to reimplement restrictions and we have seen some physician offices re-establish limits on in-person visits.  Restrictions in response to COVID-19 may continue to fluctuate in U.S. states and other geographies and we cannot guarantee that additional U.S. states that have previously reduced restrictions will not reimplement them or that other states will reduce restrictions in the near-term.  The effects of government actions and our policies and those of third parties to reduce the spread of COVID-19 may negatively impact productivity and our ability to market and sell our medicines, cause disruptions to our supply chain and ongoing and future clinical trials and impair our ability to execute our business development strategy.  These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

The commercialization of our medicines has been and will continue to be adversely impacted by COVID-19 and actions taken to slow its spread.  For example, patients have postponed visits to healthcare provider facilities, certain healthcare providers have temporarily closed their offices or are restricting patient visits, healthcare provider employees may become generally unavailable and there could be disruptions in the operations of payers, distributors, logistics providers and other third parties that are necessary for our medicines to be prescribed, reimbursed and administered to patients. In March 2020, we transitioned our sales force to a virtual model such that they no longer had in-person interactions with healthcare professionals and while we have been working on ways to re-engage patients and physicians as certain U.S. states have started to reduce restrictions, the virtual model is still being used.  While we have attempted to maintain the effectiveness of our sales and marketing efforts in the virtual model, it may not be as effective as in-person interactions in terms of conveying key information about our medicines or aiding physicians and their staff in prescribing and helping their patients obtain appropriate reimbursement for our medicines.  Many physicians, in particular in primary care practices that prescribe our inflammation segment medicines, have reduced their operations in light of COVID-19, including delaying patient visits and writing new prescriptions, and this has negatively impacted sales in our inflammation segment.  Similarly, many patients have deferred non-essential visits to healthcare providers, which has had a negative impact on prescriptions being written and filled.  For example, due to reduced willingness of patients to visit physician offices and infusion centers, sales of KRYSTEXXA have been negatively impacted, and we expect this impact to continue in future quarters until healthcare activities and patient visits return to normal levels.  In addition, while we experienced a much higher number of new patients in 2020 for TEPEZZA than our initial estimates, the impact from COVID-19 has slowed the generation of patient enrollment forms for TEPEZZA, which drive new patient starts.  It is also possible that a prolonged period of “shelter-in-place” orders and social distancing behaviors and the associated reduction of physician office visits could force various healthcare practices to permanently close or to consolidate with larger practices or healthcare groups, which could cause us to lose previously-established physician relationships.  We cannot predict how long the COVID-19 pandemic will continue to negatively impact sales of our medicines and we expect that even after government-mandated restrictions are lifted, our sales force activities, healthcare provider operations and patients’ willingness to visit healthcare facilities will continue to be limited. We also cannot predict how effective our virtual patient, physician and partner support initiatives will be with respect to marketing and supporting the administration and reimbursement of our medicines, or when we will be able to resume other in-person sales and marketing activities.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our medicines.  In particular, some of our suppliers of certain materials used in the production of our medicines are located in regions that have been subject to COVID-19-related actions and policies that limit the conduct of normal business operations.  To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to COVID-19, our ability to continue meeting commercial demand for our medicines in the United States or advancing development of our medicine candidates may become impaired.  For example, On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production pursuant to the Defense Production Act of 1950, or DPA, that have dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent.  Refer to the Impact of COVID-19 section in Item 1 of Part I, Business, of this Annual Report on Form 10-K for further information.  At this time, we consider our inventories on hand of all of our other medicines to be sufficient to meet our commercial requirements.

Our clinical trials may be affected by COVID-19. As described in the Impact of COVID-19 section in Item 1 of Part I, Business, of this Annual Report on Form 10-K, two of our clinical trials for TEPEZZA have been delayed due to the impact of the TEPEZZA supply disruption at Catalent.  In addition, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital and healthcare resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

•	the performance of third-party distribution partners, over which we have limited control; and
•	medicine labeling or medicine insert requirements of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities

With respect to TEPEZZA, sales will depend on market acceptance and adoption by physicians and healthcare payers, as well as the ability and willingness of physicians who do not have in-house infusion capability to refer patients to infusion sites of care.  With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales, marketing and clinical strategies, which are intended to expand the patient population and usage of KRYSTEXXA.  This includes our marketing efforts in nephrology and our studies designed to improve the response rate to KRYSTEXXA, to evaluate a shorter infusion time, and to evaluate the use of KRYSTEXXA in kidney transplant patients.  With respect to RAVICTI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI and to educate patients and physicians on the benefits of continuing RAVICTI therapy once initiated.  With respect to PROCYSBI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation immediate-release cysteamine therapy to PROCYSBI, to identify additional patients with nephropathic cystinosis and to educate patients and physicians on the benefits of continuing therapy once initiated.  With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to identify additional patients with such conditions and educate patients and physicians on the benefits of continuing treatment once initiated.  With respect to each of PENNSAID 2% w/w, or PENNSAID 2%, RAYOS and DUEXIS, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers.  With respect to DUEXIS, if physicians remain unaware of, or do not otherwise believe in, the benefits of combining gastrointestinal protective agents with NSAIDs, our market opportunity will be limited.  If our current medicines or any other medicine that we may seek approval for, or acquire, fail to attain market acceptance, we may not be able to generate significant revenue to sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

Our future prospects are highly dependent on our ability to successfully develop and execute commercialization strategies for each of our medicines.  Failure to do so would adversely impact our financial condition and prospects.

A substantial majority of our resources are focused on the commercialization of our current medicines.  Our ability to generate significant medicine revenues and to achieve commercial success in the near-term will initially depend almost entirely on our ability to successfully commercialize these medicines in the United States.  With respect to our rare disease medicines, TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI and ACTIMMUNE, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for label expansion and more effective use through clinical trials.  Our comprehensive post-launch commercial strategy for TEPEZZA aims to enable more thyroid eye disease, or TED, patients to benefit from TEPEZZA.  We are doing this by: (i) facilitating continued TEPEZZA uptake in the treatment of acute and chronic TED through continued promotion of TEPEZZA to treating physicians; (ii) continuing to develop the TED market by increasing physician awareness of the disease severity, the urgency to diagnose and treat it, as well as the benefits of treatment with TEPEZZA; (iii) driving accelerated disease identification and time to treatment through our digital and broadcast marketing campaigns; (iv) enhancing the patient journey with our high-touch, patient-centric model as well as support for the patient and site-of-care referral processes; and (v) expanding more timely access to TEPEZZA for TED patients.  Our strategy with respect to KRYSTEXXA includes existing rheumatology account growth, new rheumatology account growth and accelerating nephrology growth, as well as development efforts to enhance response rates through combination treatment with methotrexate and to shorten the infusion time.  With respect to RAVICTI and PROCYSBI, our strategy includes accelerating the transition of patients from first-generation therapies, increasing the diagnosis of the associated rare conditions through patient and physician outreach; and increasing compliance rates.  Our strategy with respect to ACTIMMUNE, includes increasing awareness and diagnosis of chronic granulomatous disease and increasing compliance rates.

We are focusing a significant portion of our commercial activities and resources on TEPEZZA, and we believe our ability to grow our long-term revenues, and a significant portion of the value of our company, relates to our ability to successfully commercialize TEPEZZA in the United States.  As a newly launched medicine for a disease that had no previously-approved treatments, successful commercialization of TEPEZZA is subject to many risks.  There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.  While we have established our commercial team and U.S. sales force, we will need to further train and develop the team in order to successfully commercialize TEPEZZA.  There are many factors that could cause commercialization of TEPEZZA to be unsuccessful, including a number of factors that are outside our control. Because no medicine has previously been approved by the FDA for the treatment of TED, it is especially difficult to estimate TEPEZZA’s market potential or the time it will take to increase patient and physician awareness of TED and change current treatment paradigms.  For example, shortly after the launch of TEPEZZA, we transitioned our sales force to a virtual model in light of the COVID-19 pandemic, which, combined with physicians generally reducing their own availability, has made it more challenging to execute on our strategy to educate physicians about TEPEZZA and the treatment of TED.  In addition, some physicians that are potential prescribers of TEPEZZA do not have the necessary infusion capabilities to administer the medicine and may not otherwise be able or willing to refer their patients to third-party infusion centers, which may discourage them from treating their patients with TEPEZZA.  The commercial success of TEPEZZA depends on the extent to which patients and physicians accept and adopt TEPEZZA as a treatment for TED.  For example, if the patient population suffering from TED is smaller than we estimate, if it proves difficult to identify TED patients or educate physicians as to the availability and potential benefits of TEPEZZA, or if physicians are unwilling to prescribe or patients are unwilling to take TEPEZZA, the commercial potential of TEPEZZA will be limited.  In addition, the current disruption in TEPEZZA supply has resulted in existing patients stopping therapy and an inability of new patients to initiate therapy. Once TEPEZZA supply normalizes, we cannot be certain how many prior TEPEZZA patients will re-initiate therapy or whether or when growth in TEPEZZA adoption will return to levels seen prior to the supply disruption. We also have limited information regarding how physicians, patients and payers will respond to the pricing of TEPEZZA.  Physicians may not prescribe TEPEZZA and patients may be unwilling to use TEPEZZA if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost.  Thus, significant uncertainty remains regarding the commercial potential of TEPEZZA.  If the continued commercialization of TEPEZZA becomes unsuccessful or perceived as disappointing, the price of our ordinary shares could decline significantly and long-term success of the medicine and our company could be harmed.

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

We are dependent on wholesale distributors for distribution of our products in the United States and, accordingly, our results of operations could be adversely affected if they encounter financial difficulties

In 2020, four wholesale distributors accounted for substantially all of our sales in the United States.  If one of our significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with us, and we may be unable to collect all the amounts that the distributor owes on a timely basis or at all, which could negatively impact our business and results of operations.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.

Part of our strategy is to continue to build a biotech company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights.  We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights.  In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities.  As of December 31, 2020, we had approximately 460 sales representatives in the field, consisting of approximately 215 orphan sales representatives and 245 inflammation sales representatives.  We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming.  We also cannot be certain that we will be able to continue to successfully develop this capability.

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

Market acceptance and sales of our medicines will depend in large part on global coverage and reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets.  Successful commercialization of our medicines will depend in part on the availability of governmental and third-party payer reimbursement for the cost of our medicines.  Government health administration authorities, private health insurers and other organizations generally provide reimbursement for healthcare.  In particular, in the United States, private health insurers and other third-party payers often provide reimbursement for medicines and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments.  In the United States, the European Union, or EU, and other significant or potentially significant markets for our medicines and medicine candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medicines and services, particularly for new and innovative medicines and therapies, which has resulted in lower average selling prices.  Further, the increased scrutiny of prescription drug pricing practices and emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU and other significant or potentially significant markets will put additional pressure on medicine pricing, reimbursement and usage, which may adversely affect our medicine sales and results of operations.  These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.  These pressures may create negative reactions to any medicine price increases, or limit the amount by which we may be able to increase our medicine prices, which may adversely affect our medicine sales and results of operations.

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality.  For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program.  As concerns continue to grow over the need for tighter oversight, there remains the possibility that the Health Resources and Services Administration or another agency under the U.S. Department of Health and Human Services, or HHS, will propose a similar regulation or that Congress will explore changes to the 340B program through legislation.  For example, a bill was introduced in 2018 that would require hospitals to report their low-income utilization of the program.  Further, the CMS issued a final rule in 2018 that implemented civil monetary penalties for manufacturers who exceeded the ceiling price methodology for a covered outpatient drug when selling to a 340B covered entity. Pursuant to the final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis.  Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program.  With respect to KRYSTEXXA, the “additional rebate” methodology of the 340B pricing rules, as applied to the historical pricing of KRYSTEXXA both before and after we acquired the medicine, have resulted in a 340B ceiling price of one penny.  A material portion of KRYSTEXXA prescriptions (normally in the range of 15 percent to 20 percent) are written by healthcare providers that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales of KRYSTEXXA.  The CMS had also finalized a proposal in calendar years 2018, 2019 and 2020 that would revise the Medicare hospital outpatient prospective payment system by creating a new, significantly reduced reimbursement methodology for drugs purchased under the 340B program for Medicare patients at hospital and other settings. These reductions were upheld by the U.S. Court of Appeals for the D.C. Circuit in July 2020, and it is unclear whether this matter will be subject to further litigation. Further, the CMS final rule for calendar year 2021 continues these reductions for drugs acquired through the 340B program.

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

To market any drugs or biologics outside of the United States, we and current or future collaborators must comply with numerous and varying regulatory and compliance related requirements of other countries.  For example, we are pursuing a global expansion strategy to bring TEPEZZA to patients with TED outside of the United States, including Japan.  Approval procedures vary among countries and can involve additional medicine testing and additional administrative review periods, including obtaining reimbursement and pricing approval in select markets.  The time required to obtain approval in other countries might differ from that required to obtain FDA approval.  The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks.  Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Applications for regulatory approval, including a marketing authorization application, or MAA, for marketing new drugs in the European Economic Area, or EEA, must be supported by extensive clinical and pre-clinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable medicine candidate.  The number and types of pre-clinical studies and clinical trials that will be required for regulatory approval varies depending on the medicine candidate, the disease or the condition that the medicine candidate is designed to target and the regulations applicable to any particular medicine candidate.  Despite the time and expense associated with pre-clinical and clinical studies, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional pre-clinical studies, CMC studies or clinical trials.  Regulatory authorities could delay, limit or deny approval of a medicine candidate for many reasons, including because they:

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

Since a significant proportion of the regulatory framework in the United Kingdom, or UK, applicable to our business and our products is derived from EU directives and regulations, Brexit has and will continue to impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our products in the UK.  Great Britain is no longer covered by the centralized procedures for obtaining EEA-wide marketing authorizations from the European Commission, or EC.  Our product candidates require a separate marketing authorization for Great Britain, and it is unclear as to whether the relevant authorities in the EU and the UK are adequately prepared for the additional administrative burden caused by Brexit.  Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, could prevent us from or delay us commercializing our product candidates in the UK and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability.  If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EEA for our product candidates, which could significantly and materially harm our business.

Brexit may influence the attractiveness of the UK as a place to conduct clinical trials.  The EU’s regulatory environment for clinical trials is being harmonized as part of the Clinical Trial Regulation but it is currently unclear as to what extent the UK will seek to align its regulations with the EU.  Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for our product candidates in the EU on the basis of clinical trials conducted in the UK.

In the short term there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective UK and EU customs agencies that may delay time-sensitive shipments and may negatively impact our product supply chain.

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

Following our sale of the rights to RAVICTI (i) outside of North America and Japan to Medical Need Europe AB, part of the Immedica Group, or Immedica, in December 2018 and (ii) in Japan to Immedica, Immedica has marketing and distribution rights to RAVICTI in those regions.  Following our sale of the rights to PROCYSBI in the Europe, Middle East and Africa, or EMEA, regions to Chiesi Farmaceutici S.p.A., or Chiesi, in June 2017, or the Chiesi divestiture, Chiesi has marketing and distribution rights to PROCYSBI in the EMEA regions.  Miravo Healthcare (formerly known as Nuvo Pharmaceuticals Inc.), or Miravo, has retained its rights to PENNSAID 2% in territories outside of the United States.  In March 2017, Miravo announced that it had entered into an exclusive license agreement with Sayre Therapeutics PVT Ltd. to distribute, market and sell PENNSAID 2% in India, Sri Lanka, Bangladesh and Nepal, and in December 2017 Miravo announced that it had entered into a license and distribution agreement with Gebro Pharma AG for the exclusive right to register, distribute, market and sell PENNSAID 2% in Switzerland and Liechtenstein.  We have little or no control over Immedica’s activities with respect to RAVICTI outside of North America, over Chiesi’s activities with respect to PROCYSBI in the EMEA, or over Miravo’s or its existing and future commercial partners’ activities with respect to PENNSAID 2% outside of the United States even though those activities could impact our ability to successfully commercialize these medicines.  For example, Immedica or its assignees, Chiesi or its assignees or Miravo or its assignees can make statements or use promotional materials with respect to RAVICTI, PROCYSBI or PENNSAID 2% , respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell RAVICTI, PROCYSBI or PENNSAID 2%, respectively, in foreign countries at prices that are dramatically lower than the prices we charge in the United States.  These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States.  In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them.  We also rely on Immedica, Chiesi and Miravo, or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States, as we have or will have limited access to this information ourselves.

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

We rely on AGC Biologics A/S (formerly known as CMC Biologics A/S), or AGC Biologics, as our exclusive manufacturer of the TEPEZZA drug substance and Catalent Indiana, LLC, or Catalent, for TEPEZZA drug product.  On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the DPA that dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent. To offset the reduced slots allowed by the DPA and Catalent, we accelerated plans to increase the production scale of TEPEZZA drug product.  In January 2021, we submitted a prior approval supplement to the FDA to support increased scale production of TEPEZZA drug product for the treatment of TED. The submission includes data to support more product output with each manufacturing slot than is currently approved by the FDA. We will continue to discuss potential additional data requirements and approval timeline with the FDA, but we cannot guarantee when the FDA will approve the submission, if at all. We continue to anticipate the disruption could last through the first quarter of 2021, however the length of the TEPEZZA supply disruption will depend on future manufacturing slots and whether future manufacturing slots are successfully completed, as well as on decisions by the FDA regarding the increased scale manufacturing process of TEPEZZA.  While we are not currently aware of any manufacturing facilities other than Catalent that are part of the supply chain for our medicines that are being utilized for the manufacture of vaccines for COVID-19,  similar circumstances could arise in the future and could result in supply disruption to our other medicines.

Further, following the highly successful launch of TEPEZZA, which significantly exceeded expectations, we began the process of expanding our production capacity in 2020 to meet anticipated future demand for TEPEZZA.  If AGC Biologics fails to supply TEPEZZA drug substance or if Catalent fails to supply TEPEZZA drug product for a period beyond our current expectation or either manufacturer is otherwise unable to meet our volume requirements due to unexpected market demand for TEPEZZA, it may lead to further TEPEZZA supply constraints.  We rely on NOF Corporation, or NOF, as our exclusive supplier of the PEGylation agent that is a critical raw material in the manufacture of KRYSTEXXA.  If NOF fails to supply such PEGylation agent, it may lead to KRYSTEXXA supply constraints.  A key excipient used in PENNSAID 2% as a penetration enhancer is dimethyl sulfoxide, or DMSO.  We and Miravo, our exclusive supplier of PENNSAID 2%, rely on a sole proprietary form of DMSO for which we maintain a substantial safety stock.  However, should this supply become inadequate, damaged, destroyed or unusable, we and Miravo may not be able to qualify a second source.  We rely on an exclusive supply agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim Biopharmaceuticals, for manufacturing and supply of ACTIMMUNE.  ACTIMMUNE is manufactured by starting with cells from working cell bank samples which are derived from a master cell bank.  We and Boehringer Ingelheim Biopharmaceuticals separately store multiple vials of the master cell bank.  In the event of catastrophic loss at our or Boehringer Ingelheim Biopharmaceuticals’ storage facility, it is possible that we could lose multiple cell banks and have the manufacturing capacity of ACTIMMUNE severely impacted by the need to substitute or replace the cell banks.

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

Failures or difficulties faced at any level of our supply chain, including any further potential disruption caused by the COVID-19 pandemic, could materially adversely affect our business and delay or impede the development and commercialization of any of our medicines or medicine candidates and could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED.  While these therapies have not proved effective in treating the underlying disease, and carry with them significant side effects, their off-label use could reduce or delay treatment in the addressable patient population for TEPEZZA.  Immunovant Inc., or Immunovant, is conducting Phase 2 clinical trials of a fully human anti-FcRn monoclonal antibody candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy.  On February 2, 2021, Immunovant announced a voluntary pause in the clinical dosing of the candidate due to elevated total cholesterol and low-density lipoprotein levels in patients treated with the candidate.  Immunovant has indicated it intends to continue developing the candidate but did not provide an estimate of when the dosing might resume.  Viridian Therapeutics, Inc. is pursuing development of an anti-IGF-1R monoclonal antibody for TED and has announced plans to initiate a Phase 2 trial in the second half of 2021.  While KRYSTEXXA faces limited direct competition, a number of competitors have medicines in clinical trials, including Selecta Biosciences Inc., or Selecta, which has initiated a Phase 3 trial of a candidate for the treatment of chronic refractory gout.  In September 2020, Selecta announced topline clinical data that did not meet the primary endpoint or demonstrate statistical superiority for their Phase 2 trial that compared their candidate, which includes an immunomodulator, to KRYSTEXXA alone.  In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this candidate.  RAVICTI could face competition from a few medicine candidates that are in early-stage development, including a gene-therapy candidate by Ultragenyx Pharmaceutical Inc., a generic taste-masked formulation option of BUPHENYL by ACER Therapeutics Inc., an enzyme replacement for a specific UCD subtype (ARG) by Aeglea Bio Therapeutics Inc. and a mRNA-based therapeutic for a specific UCD subtype (OTC) by Arcturus Therapeutics Holdings Inc. PROCYSBI faces competition from Cystagon (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis, Cystadrops (cysteamine ophthalmic solution) for the treatment of corneal cystine crystal deposits and Cystaran (cysteamine ophthalmic solution) for treatment of corneal crystal accumulation in patients with cystinosis.  Additionally, we are also aware that AVROBIO, Inc. has an early-stage gene therapy candidate in development for the treatment of cystinosis.  PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2%.  The generic version of Voltaren Gel is the market leader in the topical NSAID category.  Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician.  DUEXIS faces competition from other NSAIDs, including Celebrex®, marketed by Pfizer Inc., and celecoxib, a generic form of the medicine marketed by other pharmaceutical companies.  DUEXIS also faces significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers.  Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS, despite such substitution being off-label in the case of DUEXIS.  Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe PENNSAID 2% or DUEXIS, those prescriptions may not result in sales.  If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS, sales of PENNSAID 2% and DUEXIS may suffer despite any success we may have in promoting PENNSAID 2% or DUEXIS to physicians.  In addition, other medicine candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known or FDA approved, may be developed and compete with DUEXIS in the future.

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

Patent litigation is currently pending in the Federal Circuit Court of Appeals and the United States District Court of New Jersey against Alkem Laboratories, Inc., or Alkem, and Teva Pharmaceuticals USA, Inc., or Teva USA, respectively, who each intend to market a generic version of DUEXIS prior to the expiration of certain of our patents listed in the Orange Book.  These cases arise from Paragraph IV Patent Certification notice letters from Alkem and Teva USA advising they had filed an ANDA with the FDA seeking approval to market a generic version of DUEXIS before the expiration of the patents-in-suit.

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

Under the Orphan Drug Act of 1983, the FDA may designate a medicine as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States.  A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval.  PROCYSBI received ten years of market exclusivity, through 2023, as an orphan drug in Europe.  PROCYSBI received seven years of market exclusivity, through 2022, for patients two years of age to less than six years of age, and seven years of market exclusivity, through 2024, for patients one year of age to less than two years of age, as an orphan drug in the United States.  In addition, TEPEZZA has been granted orphan drug exclusivity for treatment of active (dynamic) phase Graves’ ophthalmopathy, which we expect will provide orphan drug marketing exclusivity in the United States until January 2027.  However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to ensure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition.  Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective.  In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient.  If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering the applicable medicine, we could be subject to generic competition and revenues from the medicine could decrease materially.  In addition, if a subsequent drug is approved for marketing for the same or a similar indication as our medicines despite orphan drug exclusivity, we may face increased competition and lose market share with respect to these medicines.

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

In addition to our U.S. operations, we have operations in Ireland, Bermuda, the Grand Duchy of Luxembourg, or Luxembourg, Switzerland, Germany and in Canada.  Furthermore, we are pursuing a global expansion strategy to bring TEPEZZA to patients with TED outside of the United States, including Japan.  We face risks associated with our international operations, including possible unfavorable political, tax and labor conditions, which could harm our business.  We are subject to numerous risks associated with international business activities, including:

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

A key element of our strategy is to develop or acquire and commercialize a portfolio of other medicines or medicine candidates in addition to our current medicines, through business or medicine acquisitions such as our pending acquisition of Viela Bio, Inc. or Viela.  Because we do not engage in proprietary drug discovery, the success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire approved or clinically enabled medicine candidates for therapeutic indications that complement or augment our current medicines, or that otherwise fit into our development or strategic plans on terms that are acceptable to us.  Identifying, selecting and acquiring promising medicines or medicine candidates requires substantial technical, financial and human resources expertise.  Efforts to do so may not result in the actual acquisition or license of a particular medicine or medicine candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit, which results may occur if we do not close our pending acquisition of Viela.  If we are unable to identify, select and acquire suitable medicines or medicine candidates from third parties or acquire businesses at valuations and on other terms acceptable to us, or if we are unable to raise capital required to acquire businesses or new medicines, our business and prospects will be limited.

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

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity.  As of December 31, 2020, we employed approximately 1,395 full-time employees, including approximately 460 sales representatives, representing a substantial change to the size of our organization.  If our pending acquisition of Viela is completed, we will experience a further increase in headcount.  We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives.  Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

As our commercialization plans and strategies continue to develop, including as a result of our pending acquisition of Viela, we will need to continue to recruit and train sales and marketing personnel.  Our ability to manage any future growth effectively may require us to, among other things:

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

Our acquisitions have resulted in many changes, and our pending acquisition of Viela may result in additional changes, including significant changes in the corporate business and legal entity structure, the integration of other companies and their personnel with us, and changes in systems.  We may encounter unexpected difficulties or incur unexpected costs, including:

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

If any of these factors impair our ability to continue to integrate our operations with those of any companies or businesses we acquire, including Viela if our pending acquisition is completed, we may not be able to realize the business opportunities, growth prospects and anticipated tax synergies from combining the businesses.  In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business.  For example, we will need to spend additional time and money on the integration of Viela’s research and development and sales and marketing functions with our own functions.

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

We have also broadened our acquisition strategy to include development-stage assets or programs, which entails additional risk to us.  For example, if we are unable to identify programs that ultimately result in approved medicines, we may spend material amounts of our capital and other resources evaluating, acquiring and developing medicines that ultimately do not provide a return on our investment.  We have less experience evaluating development-stage assets and may be at a disadvantage compared to other entities pursuing similar opportunities.  Regardless, development-stage programs generally have a high rate of failure and we cannot guarantee that any such programs will ultimately be successful.  While we have significantly enhanced our research and development function in recent years, we may need to enhance our clinical development and regulatory functions to properly evaluate and develop earlier-stage opportunities, which may include recruiting personnel that are knowledgeable in therapeutic areas we have not yet pursued.  If we are unable to acquire promising development-stage assets or eventually obtain marketing approval for them, we may not be able to create a meaningful pipeline of new medicines and eventually realize a return on our investments.  For example, a core strategic rationale for the Viela acquisition is Viela’s pipeline of medicine candidates and research and development capabilities, but if we experience clinical failures with respect to Viela’s medicine candidates and research programs or such candidates and programs do not otherwise result in marketed medicines, we will not realize the expected benefits from the substantial investment we intend to make in the acquisition and subsequent development of the Viela pipeline.

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

We face significant competition in seeking appropriate strategic transaction opportunities and the negotiation process for any strategic transaction can be time-consuming and complex.  In addition, we may not be successful in our efforts to engage in certain strategic transactions because our financial resources may be insufficient and/or third parties may not view our commercial and development capabilities as being adequate.  We may not be able to expand our business or realize our strategic goals if we do not have sufficient funding or cannot borrow or raise additional capital.  There is no assurance that following any of our recent acquisition transactions or any other strategic transaction, including the pending acquisition of Viela, we will achieve the anticipated revenues, net income or other benefits that we believe justify such transactions.  In addition, any failures or delays in entering into strategic transactions anticipated by analysts or the investment community could seriously harm our consolidated business, financial condition, results of operations or cash flow.

We may not be able to successfully maintain our current advantageous tax status and resulting tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.

Our parent company is incorporated in Ireland and has subsidiaries maintained in multiple jurisdictions, including Ireland, the United States, Switzerland, Luxembourg, Germany, Canada and Bermuda.  We are able to achieve a favorable tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with the use of intercompany service and transfer pricing agreements, each on an arm’s length basis.  Our effective tax rate may be different than experienced in the past due to numerous factors including, changes to the tax laws of jurisdictions that we operate in, the enactment of new tax treaties or changes to existing tax treaties, changes in the mix of our profitability from jurisdiction to jurisdiction, the implementation of the EU Anti-Tax Avoidance Directive (see further discussion below), the implementation of the Bermuda Economic Substance Act 2018 (effective December 31, 2018) and our inability to secure or sustain acceptable agreements with tax authorities (if applicable).  Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.  Taxing authorities, such as the U.S. Internal Revenue Service, or IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry.  We expect that these challenges will continue as a result of the recent increase in scrutiny and political attention on corporate tax structures.  The IRS and/or the Irish tax authorities may challenge our structure and transfer pricing arrangements through an audit or lawsuit.  Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business.  We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome.  If we are unsuccessful in defending such a challenge, we may be required to pay taxes for prior periods, as well as interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our medicines or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In addition, the Organization for Economic Co-operation and Development, or the OECD, released its Base Erosion and Profit Shifting project final report on October 5, 2015.  This report provides the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on intercompany debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction).  Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions.  On June 7, 2017, several countries, including many countries that we operate and have subsidiaries in, participated in the signing ceremony adopting the OECD’s Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting, commonly referred to as the MLI.  The MLI came into effect on July 1, 2018.  In January 2019, Ireland deposited the instrument of ratification of Ireland’s MLI choices with the OECD.  Ireland’s MLI came into force on May 1, 2019, however the provisions in respect of withholding taxes and other taxes levied by Ireland did not come into effect for us until January 1, 2020 (with application also depending on whether the MLI has been ratified in other jurisdictions whose tax treaties with Ireland are affected).  The MLI may modify affected tax treaties making it more difficult for us to obtain advantageous tax-treaty benefits.  The number of affected tax treaties could eventually be in the thousands.  As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than it is currently taxed, which may increase our effective tax rate.

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

On July 12, 2016, the Anti-Tax Avoidance Directive, or ATAD, was formally adopted by the Economic and Financial Affairs Council of the EU.  The stated objective of the ATAD is to provide for the effective and swift coordinated implementation of anti-base erosion and profit shifting measures at EU level.  Like all directives, the ATAD is binding as to the results it aims to achieve though EU Member States are free to choose the form and method of achieving those results.  In addition, the ATAD contains a number of optional provisions that present an element of choice as to how it will be implemented into law.  On December 25, 2018, the Finance Act 2018 was signed into Irish law, which introduced certain elements of the ATAD, such as the Controlled Foreign Company, or CFC, regime, into Irish law.  The CFC regime became effective as of January 1, 2019.  The ATAD also set out a high-level framework for the introduction of Anti-hybrid provisions.  Finance Act 2019 introduced Anti-hybrid legislation in Ireland with effect from January 1, 2020.  It is anticipated that Finance Act 2021 will introduce further ATAD measures, such as the interest limitation rules and anti-hybrid rules to neutralize reverse-hybrid mismatches into Irish law with effect from January 1, 2022.  Although it is difficult at this stage to determine with precision the impact that these remaining provisions will have, their implementation could materially increase our effective tax rate.

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

We are subject to ongoing obligations and continued regulatory review by the FDA and equivalent foreign regulatory agencies, which may result in significant additional expense and significant penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines.

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

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals that change the healthcare system in ways that could impact profitability.  In the United States and abroad there is significant interest in implementing regulations and legislation with the stated goals of containing healthcare costs, improving quality, and/or expanding access.  The pharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives, particularly in the United States.

The healthcare system is highly regulated in the United States and, as a biotech company that participates in government-regulated healthcare programs, we are subject to complex laws and regulations.  Violation of these laws, or any other federal or state regulations, may subject us to significant administrative, civil and/or criminal penalties, damages, disgorgement, fines, exclusion, imprisonment, additional reporting requirements, and/or oversight from federal health care programs that could require the restructuring of our operations.  Any of these could have a material adverse effect on our business and financial results.  Any action against us for violation of these laws, even if we ultimately are successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business.

There were efforts by the Trump administration as well as Congressional and judicial actions taken to replace or weaken certain aspects of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA).   For example, President Trump signed several Executive Orders and other directives designed to eliminate, delay or otherwise modify the implementation of certain provisions of the ACA.  Concurrently, Congress considered legislation that would repeal and/or replace all or part of the ACA.  While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. In particular, the Tax Act included a provision which decreased, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA to $0. Commonly referred to as the “individual mandate,” this provision imposed a fine on certain individuals who fail to maintain qualifying health coverage for all or part of the year.  In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Finally, Congress increased the manufacturer coverage gap discount that is owed by pharmaceutical manufacturers of branded drugs and biosimilars who participate in Medicare Part D from 50% to 70%.

Challenges to the ACA are also taking place in courts, including the U.S. Supreme Court, with some lower court’s ruling some or all of the ACA unconstitutional. For example, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.  The U.S. Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.  There is a wide range of potential outcomes to this litigation and it is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA’s many different provisions affecting the health system, the pharmaceutical sector and our business.

In addition, drug pricing by pharmaceutical companies in the United States has come under increased scrutiny.  Specifically, there have been several recent state and U.S. congressional inquiries into pricing practices by pharmaceutical companies.

At the federal level, the Trump Administration used several means to propose or implement drug pricing reform, including through federal budget proposals and issuing executive orders and proposals in an effort to reduce the cost of drugs under Medicare and reform government program reimbursement methodologies, while calling on Congress to pass legislation that addresses drug prices and competition.

Additionally, in 2020, the Administration advanced its agenda on drug pricing through a series of executive orders. For example, on July 24, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump Administration proposals, including a policy that would tie both Medicare Part B and Part D drug prices to international drug prices, or the  “most favored nation price,” the details of which were released on September 13, 2020; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and PBMs, commonly known as the “rebate rule”; and one that reduces the cost of insulin and injectable epinephrine to patients acquired through the 340B program.  Further, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.  The FDA issued the list of “essential” medicines pursuant to this order on October 30, 2020.

In November 2020, CMS issued an interim final rule, or IFR, implementing the Most Favored Nation, or MFN, Model basing Medicare Part B reimbursement rates for the top fifty drugs covered by Part B based to the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development, or OECD, countries with a similar gross domestic product per capita.  The MFN Model mandates participation for providers prescribing drugs included on the list and will apply in all U.S. states and territories for a seven-year period that was scheduled to begin on January 1, 2021 and end December 31, 2027.  However, several lawsuits were filed challenging the rule.  On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule.  One court granted a preliminary injunction enjoining CMS from moving forward with the rule until CMS completed regular notice and comment rulemaking, delaying implementation.  It is unclear if the Biden Administration will support, modify, or reverse the MFN model or implement other alternative measures.  President Biden’s presidential election campaign had indicated that Biden would direct Medicare to negotiate drug prices using international prices as a reference.  The FDA released a final rule implementing a portion of the importation executive order providing guidance for states to build and submit importation plans.  Several states have acted to implement importation plans or have introduced legislation to do so. FDA also finalized guidance for manufacturers to obtain an additional National Drug Code for an FDA-approved drug as part of a process to provide a manufacturer a means to import its drugs that were originally intended to be marketed in and authorized for sale in a foreign country.  In addition, HHS and FDA are in the process of accepting industry proposals to facilitate personal importation of prescription drugs.  On November 20, 2020, HHS also finalized the “rebate rule” regulation by removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law.  The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation.  The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021.

Congress continued to seek new legislative and/or administrative measures to control drug costs.  For example, in June 2020, the U.S. House of Representatives passed a bill, H.R. 1425, “Patient Protection and Affordable Care Enhancement Act”, which would strengthen and expand parts of the ACA and incentivize Medicaid expansion, but also proposes to implement a “Fair Price Negotiation Program” to utilize international price referencing metrics for certain drugs that are considered high-cost or are reimbursable by both Medicare Part D and Part B, while giving commercial payers, including employer and individual market plans, access to the reference price. The majority of our medicines are purchased by private payers, and much of the focus of pending legislation is on government program reimbursement.

Additionally, certain proposals have been contemplated that would implement a cap on annual price increases for certain drugs covered under Medicare at the rate of inflation or require the respective manufacturers to pay a rebate. There has also been advocacy for increasing the Medicaid drug rebates cap, currently at 100% of a drug's average manufacturer price or removing such cap in its entirety.

In addition to the federal government, many states have taken action in an effort to address rising health care costs. Generally, states have been more focused on introducing and enacting legislation that brings more transparency to drug pricing by requiring drug companies subject to these laws to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increases, reducing the out-of-pocket cost of prescription drugs, and reviewing the relationship between pricing and manufacturer patient programs. However, in the 2020 budget, the California legislature directed the California Health and Human Services Agency to develop a process to use international reference pricing for Medicaid drugs. Certain states, including California, have enacted drug transparency laws requiring drug manufacturers to provide advance notice and explanation for price increases above a certain threshold. In addition, a growing number of states have implemented, or are contemplating implementing, drug affordability boards to establish “allowable rates” for certain high-cost drugs identified by such boards.

In addition to the aforementioned price reform measures, there are other potential reform measures relating to the pharmaceutical industry. For example, there have been efforts to amend the Orphan Drug Act, including a bill passed in the House of Representatives in November 2020, the Orphan Drug Exclusivity Act, that would have limited manufacturers’ ability to receive orphan drug exclusivity under the “cost recovery” pathway under the Orphan Drug Act. While the Senate did not take further action on this bill in 2020, the bill’s co-sponsors were re-elected, and it remains unclear whether it will be re-introduced. Further, on December 31, 2020, CMS issued a final rule that broadened the definition of “line extension” under the ACA. It is unclear whether this final rule will be challenged similar to other final rules that were issued shortly prior to the change in presidential administration.

In countries in the EU, legislators, policymakers, and healthcare insurance funds continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost containment in the EU.  Certain of these changes could impose limitations on the prices we will be able to charge for our products and any approved product candidates or the amounts of reimbursement available for these products from governmental agencies or third-party payers, may increase the tax obligations on pharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our products.

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

In the United States, we are subject directly, or indirectly through our customers and other third parties, to various state and federal fraud and abuse and transparency laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, civil monetary penalty statutes prohibiting, among other things, beneficiary inducements, and similar state and local laws, federal and state privacy and security laws, such as the Health Insurance Portability and Accountability Act of 1996, sunshine laws, government price reporting laws, and other fraud laws.  Some states, such as Massachusetts, make certain reported information public.  In addition, there are state and local laws that require pharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations.  Collectively, these laws may affect, among other things, our current and proposed research, sales, marketing and educational programs, as well as other possible relationships with customers, pharmacies, physicians, payers, and patients.  We are subject to similar laws in the EU/EEA, including the EU General Data Protection Regulation (2016/679), or GDPR, under which fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

Compliance with these laws, including the development of a comprehensive compliance program, is difficult, costly and time consuming.  Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws.  Moreover, state governmental agencies may propose or enact laws and regulations that extend or contradict federal requirements.  These risks may be increased where there are evolving interpretations of applicable regulatory requirements, such as those applicable to manufacturer co-pay programs.  Pharmaceutical manufacturer co-pay programs, including pharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations, are the subject of ongoing litigation, enforcement actions and settlements (involving other manufacturers and to which we are not a party) and evolving interpretations of applicable regulatory requirements and certain state laws, and any change in the regulatory or enforcement environment regarding such programs could impact our ability to offer such programs.  Other recent legislation and regulatory policies contain provisions that disincentivizes the use of co-pay coupons by requiring their value to be included in average sales price or best price calculations, potentially lowering reimbursement for drugs with a high use of copay coupons in Medicare Part B and Medicaid.  If we are unsuccessful with our co-pay programs, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors, or be subject to significant penalties.  We are engaged in various business arrangements with current and potential customers, and we can give no assurance that such arrangements would not be subject to scrutiny under such laws, despite our efforts to properly structure such arrangements.  Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend our business activities against enforcement or litigation.  Further, we cannot give any assurances that prior business activities or arrangements of other companies that we acquire will not be scrutinized or subject to enforcement or litigation.  If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have an impact on our business, including the imposition of significant civil, criminal and administrative sanctions, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

There has also been a trend of increased federal and state regulation of payments made to physicians and other healthcare providers.  The ACA, among other things, imposed reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians, defined to include dentists, podiatrists, optometrists and licensed chiropractors, and their immediate family members.  Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to include physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives.  Failure to submit required information may result in significant civil monetary penalties.

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

We are unable to predict whether we could be subject to other actions under any of these or other healthcare laws, or the impact of such actions.  If we are found to be in violation of, or to have encouraged or assisted the violation by third parties of any of the laws described above or other applicable state and federal fraud and abuse laws, we may be subject to penalties, including significant administrative, civil and criminal penalties, damages, fines, withdrawal of regulatory approval, imprisonment, exclusion from government healthcare reimbursement programs, contractual damages, reputational harm, diminished profits and future earnings, injunctions and other associated remedies, or private “qui tam” actions brought by individual whistleblowers in the name of the government, and the curtailment or restructuring of our operations, all of which could have a material adverse effect on our business and results of operations.  Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

We have agreements with third-party contract research organizations, or CROs, to conduct our clinical programs, including those required for post-marketing commitments, and we expect to continue to rely on CROs for the completion of on-going and planned clinical trials.  We may also have the need to enter into other such agreements in the future if we were to develop other medicine candidates or conduct clinical trials in additional indications for our existing medicines.  We also rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities.  Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol.  We, our CROs and our academic research organizations are required to comply with current GCP or ICH regulations.  The FDA, and regulatory authorities in other jurisdictions, enforce these GCP or ICH regulations through periodic inspections of trial sponsors, principal investigators and trial sites.  If we or our CROs or collaborators fail to comply with applicable GCP or ICH regulations, the data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA, or such other regulatory authorities, may require us to perform additional clinical trials before approving our marketing applications.  We cannot assure that, upon inspection, the FDA, or such other regulatory authorities, will determine that any of our clinical trials comply or complied with GCP or ICH regulations.  In addition, our clinical trials must be conducted with medicine produced under cGMP regulations, and may require a large number of test subjects.  Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.  Moreover, our business may be implicated if any of our CROs or collaborators violates federal or state fraud and abuse or false claims laws and regulations or privacy and security laws.  We must also obtain certain third-party institutional review board, or IRB, and ethics committee approvals in order to conduct our clinical trials.  Delays by IRBs and ethics committees in providing such approvals may delay our clinical trials.

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

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain.  Failure can occur at any time during the clinical trial process.  The results of pre-clinical studies and early clinical trials of potential medicine candidates may not be predictive of the results of later-stage clinical trials.  Medicine candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical testing.  For example, in December 2016, we announced that the Phase 3 trial, Safety, Tolerability and Efficacy of ACTIMMUNE Dose Escalation in Friedreich’s ataxia, evaluating ACTIMMUNE for the treatment of Friedreich’s ataxia did not meet its primary endpoint.  Additionally, we discontinued our ACTIMMUNE investigator-initiated trials in oncology to focus on our strategic pipeline where we see more promise and long-term intellectual property protection.

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

Our clinical trials may also be affected by COVID-19.  For example, two of our clinical trials for TEPEZZA have been delayed until later in 2021 due to the impact of the TEPEZZA supply disruption at Catalent.  In addition, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital and healthcare resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

We generate and store sensitive data, including research data, intellectual property, personal data, and proprietary business information owned or controlled by ourselves or our employees, partners and other parties. We manage and maintain our applications and data utilizing a combination of our own on-site systems and third-party information technology systems, including cloud-based data centers.  We are dependent upon such systems, infrastructure and data, including mobile technologies, to operate our business.  The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, inadvertent errors that expose our data or systems, malicious intrusion, or random attacks.  Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public.  Cyber incidents are increasing in their frequency, sophistication and intensity.

Cyber incidents could include the deployment of harmful malware, ransomware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability.  Changes in how our employees work and access our systems during the COVID-19 pandemic could lead to additional opportunities for bad actors to launch cyberattacks or for employees to cause inadvertent security risks or incidents.  Our business partners face similar risks and any security breach of their systems could adversely affect our security posture.  A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue.  The effects of a security breach or privacy violation could be further amplified during the COVID-19 pandemic.  Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property.

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

The UK’s vote in favor of exiting the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty with regard to data protection regulation in the UK.  As of January 1, 2021, and the expiry of transitional arrangements agreed to between the UK and EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations.  Pursuant to the Trade and Cooperation Agreement, or TCA, which went into effect on January 1, 2021, the UK and EU agreed to a specified period during which the UK will be treated like an EU member state in relation to transfers of personal data to the UK for four months from January 1, 2021.  This period may be extended by two further months.  Unless the EC makes an ‘adequacy finding’ in respect of the UK before the expiration of such specified period, the UK will become an ‘inadequate third country’ under the GDPR and transfers of data from the EEA to the UK will require an ‘transfer mechanism,’ such as the standard contractual clauses.  Furthermore, following the expiration of the specified period, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and EEA.  As a result, we may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the UK privacy laws in connection with any measures we take to comply with them.

Recent legal developments in Europe have created further complexity and uncertainty regarding transfers of personal data from the EU and UK to the United States.  On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EU and UK to United States entities who had self-certified under the Privacy Shield scheme.  Nine of our United States entities have self-certified under the scheme to facilitate the transfer of personal data from the EU and UK to the United States.  The UK’s supervisory authority may similarly invalidate use of the Privacy Shield as a vehicle for lawful data transfers from the UK to the United States.  As such, our transfers of personal data to the United States may not comply with European data protection law and may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including fines of up to 4% of annual global revenue and injunctions against transfers.  While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the EC as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances.  Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain.  As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Additionally, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020.  The CCPA has been dubbed the first “GDPR-like” law in the United States since it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new private right of action for data breaches.  It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.  Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election.  Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information.  The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.  New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally.  Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.  As we expand our operations and trials (both preclinical or clinical), the CCPA and CPRA may increase our compliance costs and potential liability.  Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States.  Other states are beginning to pass similar laws.

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

We have financed our operations primarily through equity and debt financings and have incurred significant operating losses in prior years.  We recorded operating income of $490.0 million, $126.6 million and $37.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.  We recorded net income of $389.8 million and $573.0 million for the years ended December 31, 2020 and 2019, respectively, and a net loss of $38.4 million for the year ended December 31, 2018.  As of December 31, 2020, we had an accumulated deficit of $215.9 million.  Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines and costs associated with our acquisition transactions.  Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.  While we anticipate that we will continue to generate operating profits in the future, whether we can accomplish this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.  If the Viela acquisition is completed, we also expect our operating expenses to increase substantially as a result of continuing to develop Viela’s pipeline of medicine candidates, which will negatively impact our future profitability until such time that these potential medicine candidates are approved and successfully commercialized.

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

While we believe that our existing cash and cash equivalents, along with future cash flows based on our current expectations of continued revenue growth, will be sufficient to fund our operations, we may need to raise additional funds if we choose to expand our commercialization or development efforts more rapidly than presently anticipated, if we develop or acquire additional medicines or acquire companies, or if our revenue does not meet expectations.

We cannot be certain that additional funding will be available on acceptable terms, or at all.  As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have at times experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.  If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our medicines or medicine candidates or one or more of our other research and development initiatives, or delay, cut back or abandon our plans to grow the business through acquisitions.  We also could be required to:

•

seek collaborators for one or more of our current or future medicine candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms our rights to technologies or medicine candidates that we would otherwise seek to develop or commercialize ourselves.

In addition, if we are unable to secure financing to support future acquisitions, including our pending acquisition of Viela, our ability to execute on a key aspect of our overall growth strategy would be impaired.  In connection with our pending acquisition of Viela, we entered into an amended and restated commitment letter, or Commitment Letter, with Morgan Stanley Senior Funding, Inc., Citigroup Global Markets, Inc. and JPMorgan Chase Bank, N.A., or together the Commitment Parties, pursuant to which the Commitment Parties have provided commitments, subject to certain conditions, to provide $1,300 million of senior secured term loans, the proceeds of which, in addition to a portion of our existing cash on hand, will be used to pay the consideration for the Viela acquisition.  If we are unable to satisfy the required conditions and to secure the financing contemplated by the Commitment Letter, our ability to complete the Viela acquisition and our overall growth strategy would be impaired.

Any of the above events could significantly harm our business, financial condition and prospects.

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.

As of December 31, 2020, we had $1,003.4 million book value, or $1,018.0 million aggregate principal amount of indebtedness, including $418.0 million in secured indebtedness.  In connection with our pending acquisition of Viela, we have entered into the Commitment Letter, pursuant to which the Commitment Parties have provided commitments to provide an additional $1,300 million of senior secured term loans.

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

Our credit agreement and the indenture governing our 5.5% Senior Notes due 2027, or 2027 Senior Notes, impose, and the terms of any future indebtedness may impose, various covenants that limit our ability and/or the ability of our restricted subsidiaries’ (as designated under such agreements) to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales, consolidate with or merge or sell all or substantially all of our assets, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries, and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or business operations, seek additional capital or restructure or refinance our indebtedness.  We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of existing or future debt agreements, including the indenture that governs the 2027 Senior Notes and our credit agreement.  In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the administrative agent and/or the lenders under our credit agreement could foreclose against the assets securing the borrowings then outstanding; and

•	we could be forced into bankruptcy or liquidation, which could result in you losing your investment.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three-year period), the corporation’s ability to use pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change income may be limited.  For example, we continue to carry forward our annual limitation resulting from an ownership change date of August 2, 2012.  The limitation on pre-change net operating losses incurred prior to the August 2, 2012 change date is approximately $7.7 million for 2021 through 2028.  The net operating loss carryforward and tax credit carryforward limitations are cumulative such that any use of the carryforwards below the limitations in one year will result in a corresponding increase in the limitations for the subsequent tax year.  Under the Tax Act, as modified by the CARES Act, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in taxable years beginning after December 31, 2017, to the extent such net operating losses are carried forward into taxable years beginning after December 31, 2020, is limited to 80 percent of the then current year’s taxable income.  Under the CARES Act, U.S. federal net operating losses arising in a tax year beginning after December 31, 2017, and before January 1, 2021, can be carried back five years.  It remains uncertain if and to what extent various U.S. states will conform to the Tax Act and the CARES Act.

Following certain acquisitions of a U.S. corporation by a foreign corporation, Section 7874 of the Code limits the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions.  Based on the limited guidance available, we expect this limitation is applicable for approximately ten years following our merger transaction with Vidara with respect to certain intercompany transactions.  As a result, we or our other U.S. affiliates may not be able to utilize U.S. tax attributes to offset U.S. taxable income or U.S. tax liability respectively, if any, resulting from certain intercompany taxable transactions during such period.  Notwithstanding this limitation, we expect that we will be able to fully use our U.S. net operating losses and tax credits prior to their expiration.  As a result of this limitation, however, it may take Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc. and as the successor to HPI) longer to use its net operating losses and tax credits.  Moreover, contrary to these expectations, it is possible that the limitation under Section 7874 of the Code on the utilization of U.S. tax attributes could prevent us from fully utilizing our U.S. tax attributes prior to their expiration if we do not generate sufficient taxable income or tax obligations.

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

At December 31, 2020, we had $2,079.9 million of cash and cash equivalents consisting of cash and money market funds.  While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2020, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.  Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

The UK’s referendum to leave the EU and the UK’s exit from the EU on January 31, 2020, or “Brexit,” has caused and may continue to cause disruptions to capital and currency markets worldwide.  The full impact of Brexit, however, remains uncertain.  Pursuant to the formal withdrawal arrangements agreed to between the UK and the EU, the UK was subject to a transition period, or Transition Period, until December 31, 2020, during which EU rules continued to apply.  The TCA, which outlines the future trading relationship between the UK and the EU was agreed in December 2020 and has been approved by each EU member state and the UK.  The TCA is due to be voted upon by the European Parliament in the near future, but has provisionally applied since January 1, 2021.

There remains uncertainty as to the practical impacts of Brexit and, especially in the early stages of the UK and the EU operating under different legislation, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as political uncertainty.  Brexit may also have a detrimental effect on our customers, distributors and suppliers, which would, in turn, adversely affect our revenues and financial condition.

While the TCA provides for the tariff-free trade of medicinal products between the UK and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period.  Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future.  Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us.

We could therefore, both now and in the future, face additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could harm or delay our business.  These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK.

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

Patent litigation is currently pending in the United States District Court for the District of New Jersey against Actavis.  This case arises from Paragraph IV Patent Certification notice letters from Actavis advising they had filed an ANDA with the FDA seeking approval to market a generic version of PENNSAID 2% before the expiration of the patents-in-suit.  For a more detailed description of the PENNSAID 2% litigation, see Note 16, Legal Proceedings, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

Patent litigation is currently pending in the United States District Court for the District of New Jersey and the Court of Appeals for the Federal Circuit against Dr. Reddy’s for marketing a generic version of VIMOVO before the expiration of certain of our patents listed in the Orange Book.  The case arises from Paragraph IV Patent Certification notice letters from Dr. Reddy’s, advising that it had filed an ANDA with the FDA seeking approval to market generic versions of VIMOVO before the expiration of the patents-in-suit.  On July 30, 2019, the Federal Circuit Court of Appeals denied our request for a rehearing of the Court’s invalidity ruling against the 6,926,907 and 8,557,285 patents for VIMOVO coordinated-release tablets.  As a result, the District Court entered judgment in September 2019 invalidating the ‘907 and ‘285 patents, which ended any restriction against the FDA from granting final approval to Dr. Reddy’s generic version of VIMOVO.  On February 18, 2020, the FDA granted final approval for Dr. Reddy’s generic version of VIMOVO.  On February 27, 2020, Dr. Reddy’s launched its generic version of VIMOVO in the United States.  Patent litigation against Dr. Reddy’s for infringement continues with respect to certain patents in the New Jersey District Court.  We have repositioned our promotional efforts previously directed to VIMOVO to the other inflammation segment medicines and expect that our VIMOVO net sales will continue to decrease in future periods.  For a more detailed description of the VIMOVO litigation, see Note 16, Legal Proceedings, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

Patent litigation is currently pending in the Federal Circuit of Appeals and the United States District Court of New Jersey against Alkem and Teva USA, respectively, who each intend to market a generic version of DUEXIS prior to the expiration of certain of our patents listed in the Orange Book.  These cases arise from Paragraph IV Patent Certification notice letters from Alkem and Teva USA advising they had filed an ANDA with the FDA seeking approval to market a generic version of DUEXIS before the expiration of the patents-in-suit. For a more detailed description of the DUEXIS litigation, see Note 16, Legal Proceedings, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

Patent litigation is currently pending in the United States District Court of New Jersey against Lupin, who intends to market a generic version of PROCYSBI prior to the expiration of certain of our patents listed in the Orange Book.  The case arises from Paragraph IV Patent Certification notice letter from Lupin advising it has filed an ANDA with the FDA seeking approval to market a generic version of PROCYSBI before the expiration of the patents-in-suit.  For a more detailed description of the PROCYSBI litigation, see Note 16, Legal Proceedings, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

We intend to vigorously defend our intellectual property rights relating to our medicines, but we cannot predict the outcome of the DUEXIS cases, the PENNSAID 2% case, and the PROCYSBI case.  Any adverse outcome in these matters or any new generic challenges that may arise could result in one or more generic versions of our medicines being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of our medicines, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

We hold an exclusive license to Vectura Group plc’s, or Vectura, proprietary technology and know-how covering the delayed release of corticosteroids relating to RAYOS.  If we fail to comply with our obligations under our agreement with Vectura or our other license agreements, or if we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market medicines covered by the license, including RAYOS.

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

General Risk Factors

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the equity securities of pharmaceutical companies.  These broad market fluctuations may cause the market price of our ordinary shares to decline.  In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.  This risk is especially relevant for us because biotechnology and biopharma companies have experienced significant stock price volatility in recent years.  For example, following declines in our stock price, two federal securities class action lawsuits were filed in March 2016 against us and certain of our current and former officers alleging violations of the Securities Exchange Act of 1934, as amended, which lawsuits were dismissed by the plaintiffs in June 2018.  Even if we are successful in defending any similar claims that may be brought in the future, such litigation could result in substantial costs and may be a distraction to our management and may lead to an unfavorable outcome that could adversely impact our financial condition and prospects.

Our employees, independent contractors, principal investigators, consultants, vendors, distributors and CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors and CROs may engage in fraudulent or other illegal activity.  Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, and laws that require the true, complete and accurate reporting of financial information or data.  In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices.  These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.  Misconduct by our employees and other third parties may also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.  We have adopted a Code of Conduct and Ethics, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.  If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, we have the following office space lease agreements in place for real properties:

Location	Approximate Square Footage	Lease Expiry Date
Dublin, Ireland	18,900	November 4, 2029
Lake Forest, Illinois	160,000	March 31, 2031
Novato, California	61,000	August 31, 2021
South San Francisco, California	20,000	January 31, 2030
Chicago, Illinois	9,200	December 31, 2028
Mannheim, Germany	4,800	December 31, 2022
Other	8,800	March 31, 2021 to September 15, 2022

In October 2019, we entered into an agreement for lease relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  Lease commencement will begin when construction of the offices is completed by the lessor and we have access to begin the construction of leasehold improvements.  We expect to receive access to the office space and commence the related lease in the first half of 2021 and incur leasehold improvement costs during 2021 in order to prepare the building for occupancy.

In February 2020, we purchased a three-building campus in Deerfield, Illinois for total consideration and directly attributable transaction costs of $118.5 million.  The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space.  The Lake Forest office employees moved to the Deerfield campus during February 2021 and we are marketing the Lake Forest office space for sublease.

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

Holders of Record

The closing price of our ordinary shares on February 17, 2021 was $87.17.  As of February 17, 2021, there were approximately nine holders of record of our ordinary shares.  Because almost all of our ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Performance Graph

The following graph shows a comparison from December 31, 2015, through December 31, 2020, of the cumulative total return for (i) our ordinary shares, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq U.S. Benchmark Total Return Index.

Information set forth in the graph below represents the performance of our ordinary shares from December 31, 2015, through December 31, 2020.  The graph assumes an initial investment of $100 on December 31, 2015.  The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Cumulative Returns
Horizon Therapeutics plc	$100.00	$74.67	$67.37	$90.17	$167.05	$337.56
Nasdaq Biotechnology Index	100.00	78.65	95.67	87.19	109.08	137.90
Nasdaq U.S. Benchmark Total Return Index	100.00	113.01	137.17	129.71	170.14	206.32

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

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC during the year ended December 31, 2020, there were no unregistered sales of equity securities by us during the year ended December 31, 2020.

Issuer Repurchases of Equity Securities

None.

Irish Law Matters

See Irish Law Matters included in Item 1 of Part I of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The selected statement of comprehensive income (loss) data and selected statement of cash flows data for the years ended December 31, 2020, 2019 and 2018, and the selected balance sheet data as of December 31, 2020 and 2019 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.  The selected statement of comprehensive income (loss) data and selected statement of cash flows data for the years ended December 31, 2017 and 2016, and the selected balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from audited financial statements which are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of future results.  The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

On January 13, 2016, we completed our acquisition of Crealta Holdings LLC and on October 25, 2016, we completed our acquisition of Raptor Pharmaceutical Corp.  The financial data presented below include the results of operations of the acquired Crealta and Raptor businesses from the applicable dates of acquisition.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$2,079,906	$1,076,287	$958,712	$751,368	$509,055
Working capital	2,194,668	962,934	837,129	526,905	389,147
Total assets (1)(2)	6,072,616	4,436,034	3,941,962	3,961,472	4,054,897
Total debt, net	1,003,379	1,352,841	1,896,684	1,901,655	1,807,493
Accumulated deficit (1)(2)(3)	(215,886)	(605,682)	(1,178,769)	(1,141,975)	(798,135)
Total shareholders’ equity (1)(2)(3)	4,025,351	2,185,449	1,190,106	1,101,452	1,313,665

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Selected Statement of Comprehensive Income (Loss) Data
Net sales	$2,200,429	$1,300,029	$1,207,570	$1,056,231	$981,120
Cost of goods sold	532,695	362,175	391,301	493,368	366,405
Gross profit	1,667,734	937,854	816,269	562,863	614,715
Income (loss) before expense (benefit) for income taxes	401,645	(20,224)	(83,132)	(458,811)	(199,918)
Net income (loss)	389,796	573,020	(38,380)	(350,125)	(147,092)
Net income (loss) per ordinary share – basic	1.91	3.13	(0.23)	(2.15)	(0.92)
Net income (loss) per ordinary share – diluted (4)	1.81	2.90	(0.23)	(2.15)	(0.92)

Selected Statement of Cash Flows Data
Net cash provided by operating activities (5)	$555,688	$426,332	$194,543	$284,340	$369,456
Net cash (used in) provided by investing activities (6)	(464,071)	(17,857)	27,653	(102,185)	(1,370,646)
Net cash provided by (used in) financing activities (5)	904,579	(290,446)	(16,596)	54,276	657,074

(1)

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers, on a modified retrospective basis and we reclassified $11.3 million of deferred revenue directly to retained earnings.  In addition, as a result of the adoption of ASU No. 2014-09, we now present all allowances for medicine returns in accrued expenses on the consolidated balance sheets. This resulted in a reclassification of $37.9 million and $15.2 million, respectively, of allowances for medicine returns from “accounts receivable, net” to “accrued expenses” in the consolidated balance sheets at December 31, 2017 and 2016.

(2)

On January 1, 2017, we adopted Accounting Standards Update, or ASU, No. 2016-09, Improvements to Employee Share-Based Payment Accounting, on a modified retrospective basis and recorded a decrease of $7.2 million in net deferred tax liabilities and a corresponding decrease in accumulated deficit during the year ended December 31, 2017.

(3)

On January 1, 2018, we adopted ASU No. 2016-16, Income Taxes, on a modified retrospective basis through a cumulative-effect adjustment to retained earnings and we reclassified $9.3 million of unrecognized deferred charges directly to retained earnings.

(4)

During the year ended December 31, 2019, we prospectively applied the if-converted method to our 2.50% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes, when determining the diluted net income (loss) per share.  By August 3, 2020, the Exchangeable Senior Notes were fully extinguished through exchanges for ordinary shares or cash redemption.  See Note 13 of the Notes to the Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further detail.

(5)

On January 1, 2018, we adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This resulted in a reclassification of $4.1 million and $55.4 million outflow in the consolidated statement of cash flows for the years ended December 31, 2017 and 2015, respectively, from “net cash provided by operating activities” to “net cash provided by (used in) financing activities”.

(6)

On January 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This resulted in movements in restricted cash of $0.6 million and $5.2 million in the consolidated statement of cash flows for the years ended December 31, 2017 and 2016, respectively, no longer being included in “net cash (used in) provided by investing activities”.

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

We have two reportable segments, (i) the orphan segment (previously the orphan and rheumatology segment), our strategic growth business, and (ii) the inflammation segment, and we report net sales and segment operating income for each segment.  Effective in the first quarter of 2020, we (i) reorganized our commercial operations and moved responsibility for and reporting of RAYOS® to the inflammation segment and (ii) renamed the orphan and rheumatology segment the orphan segment.  In addition, reporting of historical LODOTRA® results is included in the inflammation segment. TEPEZZA, which was approved in the first quarter of 2020, is reported as part of the renamed orphan segment.

As of December 31, 2020, our medicine portfolio consisted of the following:

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

Impact of COVID-19

See Item 1 of Part I, Business, of this Annual Report on Form 10-K regarding information about the impact of COVID-19 on our Company, including the short-term disruption to TEPEZZA supply.

Acquisitions and Divestitures

Since January 1, 2018, we completed the following acquisitions and divestitures:

•

On October 27, 2020, we sold our rights to develop and commercialize RAVICTI and BUPHENYL in Japan to Medical Need Europe AB, part of the Immedica Group, or Immedica.  On December 28, 2018, we sold our rights to RAVICTI and AMMONAPS® (known as BUPHENYL in the United States and Japan) outside of North America and Japan to Immedica.  We have retained the rights to RAVICTI and BUPHENYL in North America.

•

On April 1, 2020, we acquired Curzion Pharmaceuticals, Inc., or Curzion, a privately held development-stage biopharma company, and its development-stage oral selective lysophosphatidic acid 1 receptor (LPAR1) antagonist, CZN001 (renamed HZN-825), for an upfront payment with additional payments contingent on the achievement of development and regulatory milestones.

•	On June 28, 2019, we sold our rights to MIGERGOT to Cosette Pharmaceuticals, Inc., for an upfront payment and potential additional contingent consideration payments, or the MIGERGOT transaction.
•

Effective January 1, 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura Group plc, or Vectura.  Under these amendments, our rights to LODOTRA in Europe were transferred to Vectura.

•

On July 24, 2018, we sold the rights to IMUKIN® in all territories outside of the United States, Canada and Japan to Clinigen Group plc, or Clinigen, for an upfront payment and a potential additional contingent consideration payment that was subsequently received in September 2019, or the IMUKIN sale.

The consolidated financial statements presented herein include the results of operations of the acquired businesses from the applicable dates of acquisition.  See Note 4 of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details of our acquisitions and divestitures.

On January 31, 2021, we entered into an Agreement and Plan of Merger with Viela Bio, Inc., or Viela, to acquire all of the issued and outstanding shares of Viela’s common stock for $53.00 per share in cash, which represents a fully diluted equity value of approximately $3.05 billion, or approximately $2.67 billion net of Viela's cash and cash equivalents.  The acquisition of Viela has not been completed and is subject to a several conditions, including the successful completion of a tender offer for the outstanding shares of Viela.  The transaction is expected to close by the end of the first quarter of 2021.  See Note 21 of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details of this pending acquisition.

Strategy

Horizon is a leading high-growth innovation-driven profitable biotech company.  We are focused on rare diseases, delivering innovative therapies to patients and generating value for our shareholders.  Our strategy is to expand our development-stage pipeline for long-term sustainable growth and maximize the benefit and value of our on-market medicines, with particular focus on our key growth drivers TEPEZZA and KRYSTEXXA, both rare disease medicines.  Our vision is to build healthier communities, urgently and responsibly, which we believe generates value for our many stakeholders, including our shareholders.

Our pipeline strategy is to build a robust pipeline with early-to late-stage clinical programs.  We are pursuing the strategy by acquiring and developing medicines that address unmet needs, with a focus on rare diseases and our therapeutic areas of ophthalmology, rheumatology, nephrology and endocrinology.  At the beginning of 2021, we had 14 pipeline programs, with six trials expected to begin later in the year.  With respect to our on-market rare disease medicines, including our growth driver medicines TEPEZZA and KRYSTEXXA, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and to maximize the value of the medicines through clinical trials.

On January 31, 2021, we entered into an agreement to acquire Viela, and the acquisition is expected to close in the first quarter of 2021.  Viela has a deep mid-stage biologics pipeline for autoimmune and severe inflammatory diseases, with four candidates currently in nine development programs.  Each molecule targets central pathways that are implicated in a wide range of autoimmune diseases.

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Consolidated Results

	For the Years
	Ended December 31,
	2020	2019	Change
	(in thousands)
Net sales	$2,200,429	$1,300,029	$900,400
Cost of goods sold	532,695	362,175	170,520
Gross profit	1,667,734	937,854	729,880
Operating expenses:
Research and development	209,364	103,169	106,195
Selling, general and administrative	973,227	697,111	276,116
(Gain) loss on sale of assets	(4,883)	10,963	(15,846)
Total operating expenses	1,177,708	811,243	366,465
Operating income	490,026	126,611	363,415
Other expense, net:
Interest expense, net	(59,616)	(87,089)	27,473
Loss on debt extinguishment	(31,856)	(58,835)	26,979
Foreign exchange (loss) gain	(297)	33	(330)
Other income (expense), net	3,388	(944)	4,332
Total other expense, net	(88,381)	(146,835)	58,454
Income (loss) before expense (benefit) for income taxes	401,645	(20,224)	421,869
Expense (benefit) for income taxes	11,849	(593,244)	605,093
Net income	$389,796	$573,020	$(183,224)

Net sales.  Net sales increased $900.4 million, or 69%, to $2,200.4 million during the year ended December 31, 2020, from $1,300.0 million during the year ended December 31, 2019.  The increase in net sales during the year ended December 31, 2020 was primarily due to an increase in net sales in our orphan segment of $936.7 million, primarily due to post-launch sales of TEPEZZA of $820.0 million, partially offset by a decrease in net sales in our inflammation segment of $36.3 million.

The following table presents a summary of total net sales attributed to geographic sources for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$2,191,111	100%	$1,292,419	99%
Rest of world	9,318	*	7,610	1%
Total net sales	$2,200,429		$1,300,029
*Less than 1%

The following table reflects the components of net sales for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	Year Ended December 31,		Change	Change
	2020	2019	$	%
TEPEZZA	$820,008	$—	$820,008	100%
KRYSTEXXA	405,849	342,379	63,470	19%
RAVICTI	261,615	228,755	32,860	14%
PROCYSBI	170,102	161,941	8,161	5%
ACTIMMUNE	118,834	107,302	11,532	11%
BUPHENYL	10,549	9,806	743	8%
QUINSAIR	698	817	(119)	(15)%
Orphan segment net sales	$1,787,655	$851,000	$936,655	110%

PENNSAID 2%	178,011	200,756	(22,745)	(11)%
DUEXIS	125,331	115,750	9,581	8%
RAYOS	71,811	78,595	(6,784)	(9)%
VIMOVO	37,621	52,106	(14,485)	(28)%
MIGERGOT	—	1,822	(1,822)	(100)%
Inflammation segment net sales	$412,774	$449,029	$(36,255)	(8)%

Total net sales	$2,200,429	$1,300,029	$900,400	69%

Orphan Segment

TEPEZZA.  On January 21, 2020, the FDA approved TEPEZZA for the treatment of TED.  Net sales generated for TEPEZZA during the year ended December 31, 2020 were $820.0 million.  As a result of the COVID-19 pandemic and despite its strong launch year performance, TEPEZZA net sales were negatively impacted during the year ended December 31, 2020, due to reduced willingness of patients to visit physician offices and infusion centers.

KRYSTEXXA.  Net sales increased $63.4 million, or 19%, to $405.8 million during the year ended December 31, 2020, from $342.4 million during the year ended December 31, 2019.  Net sales increased by approximately $32.5 million due to volume growth and $30.9 million due to higher net pricing.  As a result of the COVID-19 pandemic, KRYSTEXXA net sales were negatively impacted during the year ended December 31, 2020, due to reduced willingness of patients to visit physician offices and infusion centers.

RAVICTI.  Net sales increased $32.9 million, or 14%, to $261.6 million during the year ended December 31, 2020, from $228.7 million during the year ended December 31, 2019.  Net sales increased by approximately $20.6 million due to higher net pricing and $12.3 million due to volume growth.

PROCYSBI.  Net sales increased $8.2 million, or 5%, to $170.1 million during the year ended December 31, 2020, from $161.9 million during the year ended December 31, 2019.  Net sales increased by approximately $7.8 million due to higher net pricing and $0.4 million due to volume growth.

ACTIMMUNE.  Net sales increased $11.5 million, or 11%, to $118.8 million during the year ended December 31, 2020, from $107.3 million during the year ended December 31, 2019.  Net sales increased by approximately $12.4 million due to higher net pricing, partially offset by a decrease of approximately $0.9 million resulting from lower sales volume.

Inflammation Segment

As a result of the COVID-19 pandemic, sales volumes for our inflammation medicines have been negatively impacted due to reduced demand given the absence of in-person engagement by our sales representatives with health care providers and reduced levels of non-essential patient visits to physicians.

PENNSAID 2%.  Net sales decreased $22.8 million, or 11%, to $178.0 million during the year ended December 31, 2020, from $200.8 million during the year ended December 31, 2019.  Net sales decreased by approximately $62.0 million resulting from lower sales volume, partially offset by an increase of $39.2 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

DUEXIS.  Net sales increased $9.5 million, or 8%, to $125.3 million during the year ended December 31, 2020, from $115.8 million during the year ended December 31, 2019.  Net sales increased by approximately $37.9 million due to higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $28.4 million resulting from lower sales volume.

RAYOS.  Net sales decreased $6.7 million, or 9%, to $71.8 million during the year ended December 31, 2020, from $78.5 million during the year ended December 31, 2019.  Net sales decreased by approximately $23.5 million due to lower sales volume, partially offset by an increase of $16.8 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

VIMOVO.  Net sales decreased $14.5 million, or 28%, to $37.6 million during the year ended December 31, 2020, from $52.1 million during the year ended December 31, 2019.  Net sales decreased by approximately $37.6 million due to lower sales volume, partially offset by an increase of $23.1 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

The table below reconciles our gross to net sales for the years ended December 31, 2020 and 2019 (in millions, except percentages):

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$4,039.4	100%	$3,911.8	100%
Adjustments to gross sales:
Prompt pay discounts	(52.3)	(1.3)%	(71.4)	(1.8)%
Medicine returns	(16.4)	(0.4)%	(26.5)	(0.7)%
Co-pay and other patient assistance	(877.3)	(21.7)%	(1,519.7)	(38.8)%
Commercial rebates and wholesaler fees	(304.2)	(7.5)%	(479.5)	(12.3)%
Government rebates and chargebacks	(588.8)	(14.6)%	(514.7)	(13.2)%
Total adjustments	(1,839.0)	(45.5)%	(2,611.8)	(66.8)%
Net sales	$2,200.4	54.5%	$1,300.0	33.2%

During the year ended December 31, 2020, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 21.7% from 38.8% during the year ended December 31, 2019, primarily due to lower utilization of our patient assistance programs and the reduction of VIMOVO sales as a result of generic competition.

During the year ended December 31, 2020, commercial rebates and wholesaler fees, as a percentage of gross sales, decreased to 7.5% from 12.3% during the year ended December 31, 2019, primarily as a result of an increased proportion of orphan segment medicines sold and the reduction of VIMOVO sales as a result of generic competition.

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

On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the Defense Production Act of 1950, that dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent. This short-term supply disruption has negatively impacted our net sales of TEPEZZA.  Refer to the Impact of COVID-19 section in Item 1 of Part I, Business, of this Annual Report on Form 10-K for further information.

Cost of Goods Sold.  Cost of goods sold increased $170.5 million to $532.7 million during the year ended December 31, 2020, from $362.2 million during the year ended December 31, 2019.  The increase in cost of goods sold during the year ended December 31, 2020, compared to during the year ended December 31, 2019, was primarily due to a $93.1 million increase in royalty expense and a $24.7 million increase in amortization expense.  These increases are mainly related to royalties payable on net sales of TEPEZZA, which was launched in the first quarter of 2020, and the amortization of the TEPEZZA developed technology intangible asset, which commenced in the first quarter of 2020.  As a percentage of net sales, cost of goods sold was 24% during the year ended December 31, 2020, compared to 28% during the year ended December 31, 2019.  The decrease in cost of goods sold as a percentage of net sales was primarily due to a change in the mix of medicines sold.

We expect our cost of goods sold to significantly increase in 2021 as a result of increased amortization expense and inventory step-up expense as a result of the completion of the pending Viela acquisition.  Refer to Note 21 of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details of this pending acquisition.

Research and Development Expenses.  Research and development expenses increased $106.2 million to $209.4 million during the year ended December 31, 2020, from $103.2 million during the year ended December 31, 2019.  The increase was primarily attributable to the $45.0 million acquisition of Curzion during the year ended December 31, 2020.  Pursuant to ASC 805 (as amended by ASU No. 2017-01), we accounted for the Curzion acquisition as the purchase of an in-process research and development asset and, pursuant to ASC 730, recorded the purchase price as a research and development expense during the year ended December 31, 2020.  Additionally, during the year ended December 31, 2020, we entered into an agreement with Halozyme Therapeutics Inc, or Halozyme, which gives us exclusive access to Halozyme’s ENHANZE drug delivery technology for subcutaneous, or SC, formulation of medicines targeting IGF-1R, and we paid Halozyme an upfront cash payment of $30.0 million which we recorded as a research and development expense in the consolidated statement of comprehensive income (loss) during the year ended December 31, 2020.  Additionally, clinical trial and manufacturing development costs increased $28.7 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 reflecting increased activity in our research and development pipeline.

We expect our research and development expenses to significantly increase in 2021 as a result of our planned additional clinical trials for our pipeline as well as due to the planned addition of Viela’s medicine candidates and development programs.  Refer to Note 21 of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details of this pending acquisition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $276.1 million to $973.2 million during the year ended December 31, 2020, from $697.1 million during the year ended December 31, 2019.  The increase was primarily attributable to an increase of $131.4 million in employee costs and an increase of $78.6 million related to marketing program costs.  These increases were mainly due to TEPEZZA, which was launched in the first quarter of 2020.

We expect our selling, general and administrative expenses to significantly increase as a result of the increase in the commercial and field-based organization for TEPEZZA, as well as a result of the completion of the pending Viela acquisition.  Refer to Note 21 of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details of this pending acquisition.

Gain (loss) on sale of assets.  During the year ended December 31, 2020, we completed the sale of rights to RAVICTI and BUPHENYL in Japan for cash proceeds of $5.4 million, and we recorded a gain of $4.9 million on the sale.

During the year ended December 31, 2019, we sold our rights to MIGERGOT for cash proceeds of $6.0 million, and we recorded a loss of $11.0 million on the sale.

Interest Expense, Net.  Interest expense, net, decreased $27.5 million to $59.6 million during the year ended December 31, 2020, from $87.1 million during the year ended December 31, 2019.  The decrease was primarily due to a decrease in interest expense of $42.9 million, primarily related to the decrease in the principal amount of our term loans in March 2019 and July 2019, redemption of our 6.625% Senior Notes due 2023, or the 2023 Senior Notes, in May 2019 and in August 2019, redemption of our 8.750% Senior Notes due 2024, or the 2024 Senior Notes, in August 2019 and the exchange of our 2.5% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes, in August 2020, partially offset by a decrease in interest income of $15.4 million.

We expect our interest expense to increase as a result of additional debt required to fund the pending Viela acquisition.  Refer to Note 21 of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details of this pending acquisition.

Loss on Debt Extinguishment.  During the year ended December 31, 2020, we recorded a loss on debt extinguishment of $31.9 million in the consolidated statements of comprehensive income (loss), which reflects the exchange of our Exchangeable Senior Notes.  During the year ended December 31, 2020, $400.0 million in aggregate principal amount of Exchangeable Senior Notes were exchanged for ordinary shares and cash payments.  See Note 13, Debt Agreements, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further detail.

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

Expense (benefit) for Income Taxes.  During the year ended December 31, 2020, we recorded an expense for income taxes of $11.8 million and we recorded a benefit for income taxes of $593.2 million during the year ended December 31, 2019.  The expense for income taxes recorded during the year ended December 31, 2020 was primarily attributable to a $15.2 million provision recorded following the publication, on April 8, 2020, by the U.S. Department of the Treasury, of Final Regulations for Section 267A, or commonly referred to as the Anti-Hybrid Rules.  The Final Regulations for Section 267A permanently disallow for U.S. tax purposes certain interest expense accrued to a foreign related party during the year ended December 31, 2019.  As a result, we recorded a write off of a deferred tax asset related to this interest expense during the year ended December 31, 2020 and recognized a corresponding tax provision of $15.2 million.  The remainder of the expense for income taxes recorded during the year ended December 31, 2020 was primarily attributable to disallowed officer’s compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, of $14.6 million, disallowed in-process research and development expense incurred in connection with the Curzion acquisition of $9.5 million and tax expense recognized on U.S. taxable income generated from an intercompany transfer of intellectual property from a U.S. subsidiary to an Irish subsidiary during the year ended December 31, 2020 of $11.2 million and changes in valuation allowances of $4.2 million.  These expenses were partially offset by tax benefits recognized on share-based compensation of $23.8 million, additional U.S. Federal and state tax credits of $13.8 million and the recognition of a deferred tax asset in the Irish subsidiary resulting from the intercompany transfer of intellectual property of $6.0 million.  The benefit for income taxes recorded during the year ended December 31, 2019 was primarily attributable to the recognition of a $553.3 million deferred tax asset resulting from an intercompany transfer of intellectual property assets to an Irish subsidiary.

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for a reconciliation of our segment operating income to our total income (loss) before expense (benefit) for income taxes for the years ended December 31, 2020 and 2019.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the years ended December 31, 2020 and 2019 (in thousands, except percentages).

	For the Year Ended December 31,
	2020	2019	Change	% Change
Net sales	$1,787,655	$851,000	$936,655	110%
Segment operating income	783,560	263,347	520,213	198%

The increase in orphan segment net sales during the year ended December 31, 2020 is described in the Consolidated Results section above.

Segment operating income.  Orphan segment operating income increased $520.2 million to $783.5 million during the year ended December 31, 2020, from $263.3 million during the year ended December 31, 2019.  The increase was primarily attributable to an increase in net sales of $936.7 million, primarily due to post-launch sales of TEPEZZA as described above, partially offset by an increase in selling, general and administrative expenses of $230.2 million primarily due to increased costs relating to the launch of TEPEZZA and an increase of $103.4 million in royalty expense, primarily related to royalties payable on net sales of TEPEZZA.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating income for the years ended December 31, 2020 and 2019 (in thousands, except percentages).

	For the Year Ended December 31,
	2020	2019	Change	% Change
Net sales	$412,774	$449,029	$(36,255)	(8)%
Segment operating income	212,061	217,855	(5,794)	(3)%

The decrease in inflammation segment net sales during the year ended December 31, 2020 is described in the Consolidated Results section above.

Segment operating income. Inflammation segment operating income decreased $5.8 million to $212.1 million during the year ended December 31, 2020, from $217.9 million during the year ended December 31, 2019. The decrease was primarily attributable to a decrease in net sales of $36.3 million as described above, partially offset by a decrease in sales and marketing costs of $23.6 million.

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

Net sales.  Net sales increased $92.4 million, or 8%, to $1,300.0 million during the year ended December 31, 2019, from $1,207.6 million during the year ended December 31, 2018.  The increase in net sales during the year ended December 31, 2019 was primarily due to an increase in net sales in our orphan segment of $82.6 million and an increase in net sales in our inflammation segment of $9.8 million.

The following table presents a summary of total net sales attributed to geographic sources for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$1,292,419	99%	$1,186,519	98%
Rest of world	7,610	1%	21,051	2%
Total net sales	$1,300,029		$1,207,570

The following table reflects the components of net sales for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	Year Ended December 31,		Change	Change
	2019	2018	$	%
KRYSTEXXA	$342,379	$258,920	$83,459	32%
RAVICTI	228,755	226,650	2,105	1%
PROCYSBI	161,941	154,895	7,046	5%
ACTIMMUNE	107,302	105,563	1,739	2%
BUPHENYL	9,806	21,810	(12,004)	(55)%
QUINSAIR	817	504	313	62%
Orphan segment net sales	$851,000	$768,342	$82,658	11%

PENNSAID 2%	$200,756	$190,206	$10,550	6%
DUEXIS	115,750	114,672	1,078	1%
RAYOS	78,595	61,067	17,528	29%
VIMOVO	52,106	67,646	(15,540)	(23)%
MIGERGOT	1,822	3,570	(1,748)	(49)%
LODOTRA	—	2,067	(2,067)	(100)%
Inflammation segment net sales	$449,029	$439,228	$9,801	2%

Total net sales	$1,300,029	$1,207,570	$92,459	8%

Orphan Segment

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

Inflammation Segment

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

During the year ended December 31, 2019, government rebates and chargebacks, as a percentage of gross sales, increased to 13.2% from 9.3% during the year ended December 31, 2018, primarily as a result of an increased proportion of orphan segment medicines sold.  Government rebates and chargebacks as a percentage of gross sales are typically higher for medicines in the orphan segment compared to medicines in the inflammation segment.

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

Interest Expense, Net.  Interest expense, net, decreased $34.6 million to $87.1 million during the year ended December 31, 2019, from $121.7 million during the year ended December 31, 2018.  The decrease was primarily due to a decrease in debt interest expense of $27.9 million, primarily related to the decrease in the principal amount of our term loans, repayment of our 2023 Senior Notes, in May 2019 and in August 2019, repayment of our 2024 Senior Notes, and an increase in interest income of $6.5 million.

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

Benefit for Income Taxes.  During the year ended December 31, 2019, we recorded a benefit for income taxes of $593.2 million compared to $44.8 million during the year ended December 31, 2018.  The benefit for income taxes recorded during the year ended December 31, 2019, was primarily attributable to the recognition of a $553.3 million deferred tax asset resulting from an intercompany transfer of intellectual property assets to an Irish subsidiary.

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for a reconciliation of our segment operating income to our total income (loss) before benefit for income taxes for the years ended December 31, 2019 and 2018.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the years ended December 31, 2019 and 2018 (in thousands, except percentages).

	For the Year Ended December 31,
	2019	2018	Change	% Change
Net sales	$851,000	$768,342	$82,658	11%
Segment operating income	263,347	261,656	1,691	1%

The increase in orphan segment net sales during the year ended December 31, 2019 is described in the Consolidated Results section above.

Segment operating income.  Orphan segment operating income increased $1.7 million to $263.3 million during the year ended December 31, 2019, from $261.6 million during the year ended December 31, 2018.  The increase was primarily attributable to an increase in net sales of $82.6 million as described above, partially offset by an increase in selling, general and administrative expenses of $68.0 million.  The increase in selling, general and administrative expenses was mainly due to an increase in costs to prepare for the U.S. launch of TEPEZZA.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating income for the years ended December 31, 2019 and 2018 (in thousands, except percentages).

	For the Year Ended December 31,
	2019	2018	Change	% Change
Net sales	$449,029	$439,228	$9,801	2%
Segment operating income	217,855	188,805	29,050	15%

The decrease in inflammation segment net sales during the year ended December 31, 2019 is described in the Consolidated Results section above.

Segment operating income. Inflammation segment operating income increased $29.1 million to $217.9 million during the year ended December 31, 2019, from $188.8 million during the year ended December 31, 2018.  The increase was primarily attributable to a decrease in selling, general and administrative expenses of $17.2 million and an increase in net sales of $9.8 million as described above.  The decrease in selling, general and administrative expenses was mainly due to lower sample and patient assistance program administration expenses.

Non-GAAP Financial Measures

EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures.  These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability.  Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, upfront, progress and milestone payments related to license and collaboration agreements, drug substance harmonization costs, fees related to refinancing activities, restructuring and realignment costs, litigation settlements and charges related to discontinuation of the Friedreich’s ataxia program, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, non-cash interest expense, long-lived assets impairment charges, loss on debt extinguishments, gain (loss) on sale of assets and other non-cash adjustments.  Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred.  We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures.  We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance.  The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods.  In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance.  For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements.  These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net income (loss) to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2020	2019	2018
GAAP net income (loss)	$389,796	$573,020	$(38,380)
Depreciation (1)	24,303	6,733	6,126
Amortization and step-up:
Intangible amortization expense (2)	255,148	230,424	243,634
Inventory step-up expense (3)	—	89	17,312
Interest expense, net (including amortization of debt discount and deferred financing costs)	59,616	87,089	121,692
Expense (benefit) for income taxes	11,849	(593,244)	(44,752)
EBITDA	740,712	304,111	305,632
Other non-GAAP adjustments:
Share-based compensation (4)	146,627	91,215	114,860
Acquisition/divestiture-related costs (5)	49,196	3,556	4,396
Upfront, progress and milestone payments related to license and collaboration agreements (6)	33,000	9,073	(10)
Loss on debt extinguishment (7)	31,856	58,835	—
Impairment of long-lived assets (8)	1,713	—	46,096
Drug substance harmonization costs (9)	542	457	2,855
Fees related to refinancing activities (10)	54	2,292	937
Charges relating to discontinuation of Friedreich's ataxia program (11)	—	1,076	(1,464)
Litigation settlements (12)	—	1,000	5,750
Restructuring and realignment costs (13)	(141)	237	15,350
(Gain) loss on sale of assets (14)	(4,883)	10,963	(42,985)
Total of other non-GAAP adjustments	257,964	178,704	145,785
Adjusted EBITDA	$998,676	$482,815	$451,417

	For the Years Ended December 31,
	2020	2019	2018
GAAP net income (loss)	$389,796	$573,020	$(38,380)
Non-GAAP adjustments:
Depreciation (1)	24,303	6,733	6,126
Amortization and step-up:
Intangible amortization expense (2)	255,148	230,424	243,634
Inventory step-up expense (3)	—	89	17,312
Amortization of debt discount and deferred financing costs (15)	12,640	22,602	22,752
Share-based compensation (4)	146,627	91,215	114,860
Acquisition/divestiture-related costs (5)	49,196	3,556	4,396
Upfront, progress and milestone payments related to license and collaboration agreements (6)	33,000	9,073	(10)
Loss on debt extinguishment (7)	31,856	58,835	—
Impairment of long-lived assets (8)	1,713	—	46,096
Drug substance harmonization costs (9)	542	457	2,855
Fees related to refinancing activities (10)	54	2,292	937
Charges relating to discontinuation of Friedreich's ataxia program (11)	—	1,076	(1,464)
Litigation settlements (12)	—	1,000	5,750
Restructuring and realignment costs (13)	(141)	237	15,350
(Gain) loss on sale of assets (14)	(4,883)	10,963	(42,985)
Total pre-tax non-GAAP adjustments	550,055	438,552	435,609
Income tax effect of pre-tax non-GAAP adjustments (16)	(102,753)	(66,568)	(45,186)
Other non-GAAP income tax adjustments (17)	20,541	(554,786)	(37,392)
Total non-GAAP adjustments	467,843	(182,802)	353,031
Non-GAAP Net Income	$857,639	$390,218	$314,651

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	203,967,246	182,930,109	166,155,405

Non-GAAP Earnings Per Share – Basic
GAAP income (loss) per share - Basic	$1.91	$3.13	$(0.23)
Non-GAAP adjustments	2.29	(1.00)	2.12
Non-GAAP earnings per share – Basic	$4.20	$2.13	$1.89

Non-GAAP Net Income	$857,639	$390,218	$314,651
Effect of assumed conversion of Exchangeable Senior Notes, net of tax (18)	3,789	7,500	—
Numerator - non-GAAP Net Income	$861,428	$397,718	$314,651

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	203,967,246	182,930,109	166,155,405
Ordinary share equivalents	18,203,897	22,294,112	5,393,514
Denominator - weighted average ordinary shares – Diluted	222,171,143	205,224,221	171,548,919

Non-GAAP Earnings Per Share – Diluted
GAAP income (loss) per share – Diluted	$1.81	$2.90	$(0.23)
Non-GAAP adjustments	2.07	(0.96)	2.12
Diluted earnings per share effect of ordinary share equivalents	—	—	(0.06)
Non-GAAP earnings per share – Diluted	$3.88	$1.94	$1.83

(1)	Represents depreciation expense related to our property, equipment, software and leasehold improvements.

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

(5)

Represents expenses, including legal and consulting fees, incurred in connection with our acquisitions and divestitures.  Costs recovered from subleases of acquired facilities and reimbursed expenses incurred under transition arrangements for divestitures are also reflected in this line item.  In addition, the year ended December 31, 2020 amounts include the Curzion acquisition payment of $45.0 million, which was recorded as a research and development expense.

(6)

During the year ended December 31, 2020, we incurred $30.0 million of an upfront cash payment related to a license agreement entered into with Halozyme.  The upfront cash payment was paid in December 2020. In addition, we recognized a $3.0 million progress payment in relation to the collaboration agreement with HemoShear, which was paid in July 2020.

During the year ended December 31, 2019, we recorded upfront, progress and milestone payments related to license and collaboration agreements of $9.1 million which was composed of a $3.0 million milestone payment to Roche relating to the TEPEZZA BLA submission to the FDA during the third quarter of 2019, and an upfront cash payment of $2.0 million and a progress payment of $4.0 million in relation to the collaboration agreement with HemoShear.

(7)

During the year ended December 31, 2020, we recorded a loss on debt extinguishment of $31.9 million in the consolidated statements of comprehensive income (loss), which reflects the extinguishment of our Exchangeable Senior Notes.

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

(8)	During the year ended December 31, 2020, we recorded an impairment charge of $1.7 million related to the Novato, California office lease, which was obtained through an acquisition.

Impairment of long-lived assets during the year ended December 31, 2018, primarily relates to the write-off of the book value of developed technology related to PROCYSBI in Canada and Latin America and LODOTRA.

(9)

During the year ended December 31, 2016, we entered into a definitive agreement to acquire certain rights to interferon gamma-1b, marketed as IMUKIN in an estimated thirty countries primarily in Europe and the Middle East, or the IMUKIN purchase agreement.  We already owned the rights to interferon gamma-1b marketed as ACTIMMUNE in the United States, Canada and Japan.  In connection with the IMUKIN purchase agreement, we also committed to pay our contract manufacturer certain amounts related to the harmonization of the manufacturing processes for ACTIMMUNE and IMUKIN drug substance, or the harmonization program.  At the time we entered into the IMUKIN purchase agreement and the harmonization program commitment was made, we had anticipated achieving certain benefits should the Phase 3 clinical trial evaluating ACTIMMUNE for the treatment of Friedreich’s ataxia be successful.  If the study had been successful and if U.S. marketing approval had subsequently been obtained, we had forecasted significant increases in demand for the medicine and the harmonization program would have resulted in significant benefits to us.  Following our discontinuation of the Friedreich’s ataxia program, we determined that certain assets, including an upfront payment related to the IMUKIN purchase agreement, were impaired, and the costs under the harmonization program would no longer have benefit to us and should be expensed as incurred.

(10)	Represents arrangement and other fees relating to our refinancing activities.

(11)	Represents expenses incurred relating to discontinuation of the Friedreich’s ataxia program and a reduction to previous charges recorded.

(12)	We recorded $1.0 million and $5.8 million of expense during the years ended December 31, 2019 and 2018, respectively, for litigation settlements.

(13)	Represents expenses, including severance costs and consulting fees, related to restructuring and realignment activities.

(14)	During the year ended December 31, 2020, we completed the sale of rights to RAVICTI and BUPHENYL in Japan for cash proceeds of $5.4 million, and we recorded a gain of $4.9 million on the sale.

During the year ended December 31, 2019, we recorded a loss of $11.0 million on the sale of our rights to MIGERGOT.

During the year ended December 31, 2018, we completed the IMUKIN sale for cash proceeds of $9.5 million, with a potential additional contingent consideration payment and we recorded a gain of $12.3 million on the sale.  The contingent consideration payment of €3.0 million ($3.3 million when converted using a Euro-to-Dollar exchange rate at the date of receipt of 1.0991) was received in September 2019.  Additionally, during the year ended December 31, 2018, we sold our rights to RAVICTI and AMMONAPS outside of North America and Japan to Immedica, and we recorded a gain of $30.7 million.

(15)	Represents amortization of debt discount and deferred financing costs associated with our debt.

(16)	Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment.

(17)

During the year ended December 31, 2020, following the publication by the United States Department of Treasury and the Internal Revenue Service of the Final Regulations on the Anti-Hybrid Rules on April 8, 2020, we recorded a write-off of a deferred tax asset related to certain interest expense accrued to a foreign related party during the year ended December 31, 2019 and recognized a corresponding one-time tax provision, resulting in a non-GAAP tax adjustment of $15.2 million.  We also recognized a U.S. federal tax liability on U.S. taxable income generated from an intercompany transfer of intellectual property from a U.S. subsidiary to an Irish subsidiary, which was partially offset by the recognition of a deferred tax asset in the Irish subsidiary, resulting in a non-GAAP tax adjustment of $5.3 million.

Other non-GAAP income tax adjustments during the year ended December 31, 2019, primarily reflect a tax benefit of $553.3 million resulting from an intercompany transfer of intellectual property assets to an Irish subsidiary.

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

(18)

During the year ended December 31, 2020, $400.0 million in aggregate principal amount of Exchangeable Senior Notes were fully extinguished and exchanged for ordinary shares or cash. See Note 13, Debt Agreements, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

Liquidity, Financial Position and Capital Resources

We have incurred losses in most fiscal years since our inception in June 2005 and, as of December 31, 2020, we had an accumulated deficit of $215.9 million.  We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines, but we believe these cost increases will be more than offset by higher net sales and gross profits in future periods.  Additionally, we expect that our research and development costs will increase as we acquire or develop more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes.  In particular, if we complete the proposed acquisition of Viela, we expect to incur substantial costs in connection with advancing Viela’s pipeline of medicine candidates and development programs in on-going and planned clinical trials.

On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the Defense Production Act of 1950, that dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent. This short-term supply disruption has negatively impacted our net sales of TEPEZZA.  Refer to the Impact of COVID-19 section in Item 1 of Part I, Business, of this Annual Report on Form 10-K for further information.

Further, following the highly successful launch of TEPEZZA, which significantly exceeded expectations, we are in the process of expanding our production capacity to meet anticipated future demand for TEPEZZA.  As of December 31, 2020, we had total purchase commitments, including the minimum annual order quantities and binding firm orders, with AGC Biologics A/S (formerly known as CMC Biologics A/S) for TEPEZZA drug substance of €134.7 million ($164.6 million converted at an exchange rate as of December 31, 2020 of 1.2216), to be delivered through December 2022.  In addition, we had binding purchase commitments with Catalent Indiana, LLC for TEPEZZA drug product of $17.9 million, to be delivered through December 2021.

We also expect to incur additional costs and to enter into additional purchase commitments in connection with our efforts to expand TEPEZZA production capacity in order to meet this anticipated increase in demand.

During the nine months ended September 30, 2020, our accounts receivables increased significantly from $408.7 million as of December 31, 2019 to $705.9 million as of September 30, 2020.  This increase was primarily due to both the growth in and the timing of receipts for TEPEZZA sales.  During the initial launch period, the payment terms for TEPEZZA were extended.  On October 1, 2020, the permanent J-code for TEPEZZA was implemented and the payment terms for TEPEZZA started to decline.  This resulted in a decrease of $46.2 million in accounts receivable and significant cash inflows during the fourth quarter of 2020 from the collection of TEPEZZA-related receivables.  We expect to continue to receive significant cash inflows from the collection of TEPEZZA-related receivables in the first quarter of 2021.  In the second quarter of 2021, we expect to receive significantly lower cash inflows from TEPEZZA sales as a result of the supply disruption.

On August 11, 2020, we completed an underwritten public equity offering of 13.6 million ordinary shares at a price to the public of $71.0 per share, resulting in net proceeds of approximately $919.8 million after deducting underwriting discounts and other offering expenses payable by us.  This included the exercise in full by the underwriters of their option to purchase up to 1.8 million additional ordinary shares.

During the year ended December 31, 2020, we issued an aggregate of 5.9 million of ordinary shares in connection with stock option exercises, the vesting of restricted stock units and performance stock units, and employee share purchase plan purchases.  We received a total of $53.0 million in net proceeds in connection with such issuances.

During the year ended December 31, 2020, we made payments of $66.5 million for employee withholding taxes relating to vesting of share-based awards.

On June 3, 2020, we issued a notice of redemption, or the Redemption Notice, for all our outstanding Exchangeable Senior Notes. From June 3, 2020 through July 30, 2020, we issued an aggregate of 13,898,414 of our ordinary shares to noteholders as a result of exchanges of $398.3 million in aggregate principal amount of Exchangeable Senior Notes following the issuance of the Redemption Notice.  On August 3, 2020, we redeemed the remaining $1.7 million in aggregate principal amount of Exchangeable Senior Notes and made aggregate cash payments to the holders of such Exchangeable Senior Notes of $1.8 million, including accrued interest.  During the year ended December 31, 2020, we recorded a loss on debt extinguishment of $31.9 million related to these exchanges and cash redemptions.

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

In February 2020, we purchased a three-building campus in Deerfield, Illinois, for total consideration and directly attributable transaction costs of $118.5 million.  The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space.  Our Lake Forest office employees moved to the Deerfield campus in February 2021 and we are marketing the Lake Forest office space for sublease.  We made significant capital expenditures during 2020 and the first quarter of 2021 in order to prepare the Deerfield campus for occupancy.  In addition, if we are unable to sublease our existing Lake Forest office at rental rates similar to the rates under our existing lease or at all, we would be obligated to continue incurring substantial costs for rental payments through the end of the lease term in 2031.

During the year ended December 31, 2020, we committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P.  As of December 31, 2020, the total carrying amount of our investments in these funds is $10.6 million, which is included in other assets in the consolidated balance sheet, and our total future commitments to these funds are $56.2 million.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years.  As of December 31, 2020, we had $2,079.9 million in cash and cash equivalents and total debt with a book value of $1,003.4 million and principal value of $1,018.0 million.  We believe our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to fund our business needs for at least the next twelve months from the issuance of the financial statements in this Annual Report on Form 10-K.  We do not have any financial covenants or non-financial covenants that we expect to be affected by the economic disruptions and negative effects of the COVID-19 pandemic on the financial environment.

We have a significant amount of debt outstanding on a consolidated basis.  For a description of our debt agreements, see Note 13, Debt Agreements, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.  In addition, in connection with our pending acquisition of Viela, we entered into an amended and restated commitment letter, or Commitment Letter, with Morgan Stanley Senior Funding, Inc., Citigroup Global Markets, Inc. and JPMorgan Chase Bank, N.A., or together the Commitment Parties, pursuant to which the Commitment Parties have provided commitments, subject to certain conditions, to provide $1,300 million of senior secured term loans, the proceeds of which, in addition to a portion of our existing cash on hand, will be used to pay the consideration for the Viela acquisition. This substantial level of debt could have important consequences to our business, including, but not limited to: making it more difficult for us to satisfy our obligations; requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund acquisitions, capital expenditures, and future business opportunities; limiting our ability to obtain additional financing, including borrowing additional funds; increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; placing us at a disadvantage as compared to our competitors, to the extent that they are not as highly leveraged; and if we secure the financing contemplated by the Commitment Letter, increasing our debt relative to cash.  We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness.

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

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Cash, cash equivalents and restricted cash	$2,083,479	$1,080,039	$962,117
Cash provided by (used in):
Operating activities	555,688	426,332	194,543
Investing activities	(464,071)	(17,857)	27,653
Financing activities	904,579	(290,446)	(16,596)

Operating Cash Flows

During the years ended December 31, 2020, 2019 and 2018, net cash provided by operating activities was $555.7 million, $426.3 million and $194.5 million, respectively.

Net cash provided by operating activities during the year ended December 31, 2020 of $555.7 million was primarily attributable to cash collections from gross sales, partially offset by payments made related to patient assistance costs for our inflammation segment medicines and government rebates for our orphan segment medicines, payments related to selling, general and administrative expenses and research and development expenses and advanced payments for TEPEZZA inventory.

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

Investing Cash Flows

During the years ended December 31, 2020 and 2019, net cash used in investing activities was $464.1 million and $17.9 million, respectively.  During the year ended December 31, 2018, net cash provided by investing activities was $27.7 million.

Net cash used in investing activities during the year ended December 31, 2020 of $464.1 million was primarily attributable to payments for acquisitions of $262.3 million which consisted of $215.2 million of milestone payments associated with the acquisition of River Vision Development Corp., or River Vision, and our agreements with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc, or together referred to as Roche, with S.R. One, Limited, or S.R. One, and with Lundbeckfond Invest A/S, or Lundbeckfond, and $45.0 million due to the acquisition of Curzion in the second quarter of 2020.  Additionally, $112.5 million was paid in the first quarter of 2020 in relation to the purchase of a three-building campus in Deerfield, Illinois.  We also paid an upfront cash payment of $30.0 million in the fourth quarter of 2020 related to a license agreement entered into with Halozyme, that gives us exclusive access to Halozyme’s ENHANZE drug delivery technology for subcutaneous formulation of medicines targeting IGF-1R.  We intend to use ENHANZE to develop a subcutaneous formulation of TEPEZZA.

Net cash used in investing activities during the year ended December 31, 2019 of $17.9 million was primarily attributable to the purchases of property and equipment of $17.9 million and an escrow deposit payment of $6.0 million related to the purchase of the Deerfield campus, partially offset by proceeds from the MIGERGOT transaction of $6.0 million.

Net cash provided by investing activities during the year ended December 31, 2018 of $27.7 million was primarily attributable to proceeds from the sale of assets during the year, including cash proceeds of $35.0 million following the sale of rights to RAVICTI and AMMONAPS outside of North America and Japan to Immedica and cash proceeds of $9.5 million following the IMUKIN sale.  This was partially offset by $12.0 million we paid to MedImmune LLC to license HZN-003 (formerly MEDI4945).

Financing Cash Flows

During the year ended December 31, 2020, net cash provided by financing activities was $904.6 million.  During the years ended December 31, 2019 and 2018, net cash used in financing activities was $290.5 million and $16.6 million, respectively.

Net cash provided by financing activities during the year ended December 31, 2020 of $904.6 million was primarily attributable to the issuance of 13.6 million ordinary shares in connection with our underwritten public equity offering in August 2020.  We received net proceeds of approximately $919.8 million after deducting underwriting discounts and other offering expenses payable by us in connection with such offering.

Net cash used in financing activities during the year ended December 31, 2019 of $290.5 million was primarily attributable to the net repayment of $400.0 million of the outstanding principal amount of term loans under our Credit Agreement, the repayment of the outstanding principal amount of our 2023 Senior Notes and 2024 Senior Notes of $775.0 million and related early redemption premiums of $39.5 million, partially offset by net proceeds from the issuance of our 2027 Senior Notes of $590.1 million and net proceeds from the issuance of ordinary shares of $326.8 million.

Net cash used in financing activities during the year ended December 31, 2018 of $16.6 million was primarily attributable to the repayment of term loans of $845.7 million, partially offset by $818.0 million in net proceeds from term loans.  In June 2018, we made a mandatory prepayment of $23.5 million under our term loan facility.  In October 2018, we refinanced our term loans without changing the principal amount outstanding.

Financial Condition as of December 31, 2020 compared to December 31, 2019

Accounts receivable, net.  Accounts receivable, net, increased $251.0 million, from $408.7 million as of December 31, 2019 to $659.7 million as of December 31, 2020.  The increase was primarily due to both the growth in sales and the timing of receipts of accounts receivable for TEPEZZA sales.  During the initial launch period, the payment terms for TEPEZZA were extended.  On October 1, 2020, the permanent J-code for TEPEZZA was implemented and the payment terms for TEPEZZA have started to decline.

Prepaid expenses and other current assets.  Prepaid expenses and other current assets increased $108.3 million, from $143.6 million as of December 31, 2019 to $251.9 million as of December 31, 2020.  The increase was primarily due to an increase in advance payments for TEPEZZA inventory of $106.5 million.

Property and equipment, net.  Property and equipment, net, increased $158.9 million, from $30.1 million as of December 31, 2019 to $189.0 million as of December 31, 2020.  In February 2020, we purchased a three-building campus in Deerfield, Illinois, for total consideration and directly attributable transaction costs of $118.5 million.  In addition, construction in process increased by $63.4 million during the year ended December 31, 2020 compared to December 31, 2019, primarily due to renovation costs associated with the Deerfield campus.

Developed technology and other intangible assets, net.  Developed technology and other intangible assets, net, increased $80.3 million, from $1,702.6 million as of December 31, 2019 to $1,782.9 million as of December 31, 2020. During the year ended December 31, 2020, in connection with milestone payments related to the acquisition of River Vision and our agreements with Roche, S.R. One and Lundbeckfond, we capitalized $336.0 million of developed technology related to TEPEZZA.  This was partially offset by amortization of developed technology of $225.1 million during the year ended December 31, 2020.

Accrued expenses.  Accrued expenses increased $250.3 million, from $235.2 million as of December 31, 2019 to $485.5 million as of December 31, 2020.  As of December 31, 2020, we recorded a liability of $123.4 million in accrued expenses representing net sales milestones for TEPEZZA, composed of $67.0 million in relation to the attainment in 2020 of various net sales milestones payable under the acquisition agreement for River Vision and CHF50.0 million ($56.5 million when converted using a CHF-to-Dollar exchange rate as of December 31, 2020 of 1.1301)  in relation to the expected attainment in 2020 of various net sales milestones payable to Roche.  Additionally, accrued royalties increased by $48.0 million primarily due to an increase in royalties payable on net sales of TEPEZZA and payroll-related accrued expenses increased by $37.1 million.

Accrued trade discounts and rebates.  Accrued trade discounts and rebates decreased $114.0 million, from $466.4 million as of December 31, 2019 to $352.4 million as of December 31, 2020.  This was primarily due to a decrease of $66.7 million in accrued co-pay and other patient assistance costs primarily due to lower utilization of our patient assistance programs, the reduction of VIMOVO-related co-pay and other patient assistance as a result of generic competition and the timing of payments and a $55.6 million decrease in accrued commercial rebates and wholesaler fees primarily due to the timing of payments and the reduction of VIMOVO-related commercial rebates and wholesaler fees as a result of generic competition.

Exchangeable Senior Notes.  On June 3, 2020, we issued the Redemption Notice for all of our outstanding Exchangeable Senior Notes with a redemption date of August 3, 2020.  As of December 31, 2020, all $400.0 million in aggregate principal amount of Exchangeable Senior Notes had been exchanged or redeemed.  See Note 13, Debt Agreements, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further detail.

Contractual Obligations

As of December 31, 2020, minimum future cash payments due under contractual obligations, including, among others, our debt agreements, purchase agreements with third-party manufacturers and non-cancelable operating lease agreements, were as follows (in thousands):

						2026 &
	2021	2022	2023	2024	2025	Thereafter	Total
Debt agreements – principal (1)	$—	$—	$—	$—	$—	$1,018,026	$1,018,026
Debt agreements - interest (1)	43,163	43,163	42,299	42,458	42,398	70,140	283,621
Purchase commitments (2)	129,352	90,392	10,736	7,347	5,000	5,000	247,827
Operating lease obligations (3)	7,296	6,119	5,969	6,587	6,836	33,241	66,048
Total contractual cash obligations	$179,811	$139,674	$59,004	$56,392	$54,234	$1,126,407	$1,615,522

(1)	Represents the minimum contractual obligation due under the following debt agreements:
•

$418.0 million under our term loans, which includes estimated monthly interest payments based on the applicable interest rate at December 31, 2020 of 2.19% and repayment of the remaining principal in May 2026.

•	$600.0 million of our 5.5% Senior Notes due 2027, which includes bi-annual interest payments and repayment of the principal in August 2027.
(2)	These amounts reflect the following purchase commitments with our third-party manufacturers:
•

Purchase commitment for TEPEZZA drugs substance with AGC Biologics A/S to be delivered through December 2022.  Purchase commitments with Catalent Indiana, LLC for TEPEZZA drug product to be delivered through December 2021.

•

Minimum annual order quantities required to be placed with Boehringer Ingelheim for final packaged ACTIMMUNE through June 2024 and additional units we also committed to purchase which were intended to cover anticipated demand if the results of the Friedreich’s ataxia program of ACTIMMUNE for the treatment of Friedreich’s ataxia had been successful.  As of December 31, 2020, the minimum purchase commitment to Boehringer Ingelheim Biopharmaceuticals GmbH was $15.8 million (converted using a Dollar-to-Euro exchange rate of 1.2216 as of December 31, 2020) through June 2024.

•	Minimum purchase commitment for KRYSTEXXA through 2026.

•	Purchase commitments for RAVICTI, BUPHENYL, PROCYSBI, PENNSAID 2%, DUEXIS, RAYOS and QUINSAIR of $14.7 million were outstanding at December 31, 2020.

(3)

These amounts reflect payments due under our operating leases, which are principally for our facilities.  For further details regarding these properties, see Item 2 of Part I, Properties, of this Annual Report on Form 10-K.

The above table does not include the following items:

•

An agreement for lease entered into on October 14, 2019, relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  Lease commencement will begin when construction of the offices is completed by the lessor and we have access to begin the construction of leasehold improvements.  We expect to receive access to the office space and commence the related lease in the first half of 2021 and incur leasehold improvement costs during 2021 in order to prepare the building for occupancy.

•	Non-cancellable advertising commitments due within one year of $25.0 million, primarily related to agreements for advertising for TEPEZZA and KRYSTEXXA.

•

As of December 31, 2020, our contingent liability for uncertain tax positions amounted to $29.4 million (excluding interest and penalties).  Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments, if any.  Therefore, our contingent liability has been excluded from the above contractual obligations table.  We do not expect a significant tax payment related to these obligations within the next year.

•

Assumed material obligations to make royalty and milestone payments to certain third parties on net sales of certain of our medicines.  See Note 15 of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for details of these material obligations.

•

In February 2020, we purchased a three-building campus in Deerfield, Illinois, for total consideration and directly attributable transaction costs of $118.5 million.  The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space.  Our Lake Forest office employees moved to the Deerfield campus in February 2021 and we are marketing the Lake Forest office for sublease.  We made significant capital expenditures during 2020 and the first quarter of 2021 in order to prepare the Deerfield campus for occupancy.  In addition, if we are unable to sublease our existing Lake Forest office at rental rates similar to the rates under our existing lease or at all, we would be obligated to continue incurring substantial costs for rental payments through the end of the lease term in 2031.

•

During the year ended December 31, 2020, we committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P.  As of December 31, 2020, the total carrying amount of our investments in these funds is $10.6 million, which is included in other assets in the consolidated balance sheet, and our total future commitments to these funds are $56.2 million.

•

On January 31, 2021, we entered into an Agreement and Plan of Merger with Viela, to acquire all of the outstanding shares of Viela’s common stock at a price of $53.00 per share in cash, or approximately $2.67 billion net of Viela’s cash and cash equivalents, which amount will become due in connection with the closing of the transaction which is expected to occur in by the end of the first quarter of 2021. In connection with our pending acquisition of Viela, we entered into the Commitment Letter, pursuant to which the Commitment Parties have provided commitments, subject to certain conditions, to provide $1,300 million of senior secured term loans, the proceeds of which, in addition to a portion of our existing cash on hand, will be used to pay the consideration for the Viela acquisition.

OFF-BALANCE SHEET ARRANGEMENTS

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

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

Government Rebates

We participate in certain government rebate programs such as Medicare Coverage Gap and Medicaid.  We calculate accrued government rebate estimates using the expected value method.  A significant portion of these accruals relates to our Medicaid rebates.  We accrue estimated rebates based on estimated percentages of medicine prescribed to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients and record the rebates as a reduction of revenue.  Accrued government rebates are included in “accrued trade discounts and rebates” on the consolidated balance sheet.

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

Provision for Income Taxes

We account for income taxes based upon an asset and liability approach.  Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities.  Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards.  Deferred tax liabilities are recognized for taxable temporary differences.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Significant judgment is required in determining whether it is probable that sufficient future taxable income will be available against which a deferred tax asset can be utilized. In determining future taxable income, we are required to make assumptions including the amount of taxable income in the various jurisdictions in which we operate. These assumptions require significant judgment about forecasts of future taxable income.  Actual operating results in future years could render our current assumption of recoverability of deferred tax assets inaccurate.  The impact of tax rate changes on deferred tax assets and liabilities is recognized in the period that the change is enacted.  From time to time, we execute intercompany transactions in response to changes in operations, regulations, tax laws, funding needs and other circumstances.  These transactions require the interpretation and application of tax laws in the applicable jurisdiction to support the tax treatment taken.  The valuations which support the tax treatment of the transactions require significant estimates and assumptions within discounted cash flow models.  We also account for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return.  Deferred tax assets and deferred tax liabilities are netted by each tax-paying entity within each jurisdiction in our consolidated balance sheets.

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

Interest Rate Risk.  We are subject to interest rate fluctuation exposure through our borrowings under our Credit Agreement and our investment in money market accounts which bear a variable interest rate.  Term loans under our Credit Agreement bear interest, at our option, at a rate equal to the London Inter-Bank Offered Rate, or LIBOR, plus 2.25% per annum (subject to a 0.00% LIBOR floor), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%.  The loans under our incremental revolving credit facility, or Revolving Credit Facility, bear interest, at our option, at a rate equal to either LIBOR plus an applicable margin of 2.25% per annum (subject to a LIBOR floor of 0.00%), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  Our approximately $418.0 million of senior secured term loans under the Credit Agreement is based on LIBOR.  As of December 31, 2020, the Revolving Credit Facility was undrawn.  The one-month LIBOR rate as of February 16, 2021, which was the most recent date the interest rate on the term loan was fixed, was 0.13%, and as a result, the interest rate on our borrowings is currently 2.13% per annum.  Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, intends to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR.

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

Credit Risk.  Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of December 31, 2020 and 2019, our top four customers accounted for approximately 93% and 84%, respectively, of our total outstanding accounts receivable balances.

Item 8. Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act), have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on management’s assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no material changes to our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10‑K and incorporated by reference to our definitive Proxy Statement for our 2021 Annual General Meeting of Shareholders, or our 2021 Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act. If our 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is to be included in our 2021 Proxy Statement as follows:

•	The information relating to our directors and nominees for director is to be included in the section entitled “Proposal 1—Election of Directors;”
•	The information relating to our executive officers is to be included in the section entitled “Executive Officers;” and
•

The information relating to our audit committee, audit committee financial expert and procedures by which shareholders may recommend nominees to our board of directors is to be included in the section entitled “The Board of Directors and its Committees.”

Such information is incorporated herein by reference to our 2021 Proxy Statement, provided that if the 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

We have adopted a written Code of Conduct and Ethics, or Ethics Code, that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Ethics Code is available on our website at www.horizontherapeutics.com.  If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation

The information required by this item is to be included in our 2021 Proxy Statement under the sections entitled “Executive Compensation,” “Non-Employee Director Compensation,” “The Board of Directors and its Committees—Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” and is incorporated herein by reference, provided that if the 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to equity compensation plans is to be included in our 2021 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2021 Proxy Statement under the section entitled “Other Information—Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference, provided that if the 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is to be included in our 2021 Proxy Statement under the sections entitled “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees—Independence of the Board of Directors” and is incorporated herein by reference, provided that if the 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 14. Principal Accountant Fees and Services

The information required by this item is to be included in our 2021 Proxy Statement under the section entitled “Proposal 2—Approve Appointment of Independent Registered Public Accounting Firm and Authorized the Audit Committee to Determine the Auditors’ Remuneration” and is incorporated herein by reference, provided that if the 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements

The financial statements listed on the Index to Consolidated Financial Statements F-1 to F-57 are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves for each of the three fiscal years ended December 31, 2020, 2019 and 2018 appearing on page F-58.  Other financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

2.1#

Agreement and Plan of Merger, dated January 31, 2021, by and among Horizon Therapeutics USA, Inc., Teiripic Merger Sub, Inc., Viela Bio, Inc. and solely for purposes of Sections 6.7 and 9.12 of the Merger Agreement, Horizon Therapeutics plc (incorporated by reference to Exhibit 2.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on February 1, 2021).

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

4.2	Form of 5.500% Senior Note due 2027 (incorporated by reference to Exhibit 4.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on July 16, 2019).

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

4.5

Description of securities registered under Section 12 of the Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 26, 2020).

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

10.4+

Horizon Therapeutics USA, Inc. 2011 Equity Incentive Plan, as amended, and Form of Option Agreement and Form of Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics, Inc.’s Current Report on Form 8-K, filed on July 2, 2014).

10.5+

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

10.6+

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

10.9+

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

10.11+

Executive Employment Agreement, effective as of June 23, 2014, by and between Horizon Therapeutics USA, Inc. and Paul W. Hoelscher (incorporated by reference to Exhibit 99.4 to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on June 18, 2014).

10.12+

Executive Employment Agreement, effective as of September 18, 2014, by and between Horizon Therapeutics USA, Inc. and Barry Moze (incorporated by reference to Exhibit 10.74 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2015).

10.13+

Horizon Therapeutics USA, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.30 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 28, 2018).

10.14+

Horizon Therapeutics Public Limited Company Equity Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).

10.15+

Executive Employment Agreement, dated May 7, 2015, by and between Horizon Therapeutics USA, Inc. and Brian Beeler (incorporated by reference to Exhibit 10.4 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).

10.16

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

10.17*	License Agreement, dated April 16, 1999, by and among Saul Brusilow, M.D., Brusilow Enterprises, Inc. and Horizon Therapeutics, LLC (as successor in interest to Medicis Pharmaceutical Corporation).

10.18*

Settlement Agreement and First Amendment to License Agreement, dated August 21, 2007, by and among Saul Brusilow, M.D., Brusilow Enterprises, Inc., and Horizon Therapeutics, LLC (as successor in interest to Medicis Pharmaceutical Corporation and Ucyclyd Pharma, Inc.).

10.19+

Horizon Therapeutics Public Limited Company Share Clog Program Trust Deed, as amended, and Form of Clog Letter (incorporated by reference to Exhibit 10.6 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 8, 2016).

10.20*

License Agreement, dated August 12, 1998, by and among Mountain View Pharmaceuticals, Inc., Duke University and Horizon Therapeutics Ireland DAC (as successor in interest to Bio-Technology General Corporation), as amended November 12, 2001, August 30, 2010, March 12, 2014 and July 16, 2015.

10.21*

Commercial Supply Agreement, dated March 20, 2007, by and between Horizon Therapeutics Ireland DAC (as successor in interest to Savient Pharmaceuticals, Inc.) and Bio-Technology General (Israel) Ltd., as amended September 24, 2007, January 24, 2009, July 1, 2010 and March 21, 2012.

10.22*	Supply Agreement, dated August 3, 2015, by and between NOF Corporation and Horizon Therapeutics Ireland DAC (as successor in interest to Crealta Pharmaceuticals LLC).

10.23*

Asset Purchase Agreement, dated March 22, 2012, by and between Horizon Therapeutics, LLC (as successor in interest to Hyperion Therapeutics, Inc.) and Bausch Health Companies Inc. (formerly Ucyclyd Pharma, Inc.).

10.24*

Commercial Supply Agreement, dated October 16, 2008, by and between Exelead, Inc. (formerly known as Sigma-Tau PharmaSource, Inc. (as successor in interest to Enzon Pharmaceuticals, Inc.)) and Horizon Therapeutics Ireland DAC (as successor in interest to Savient Pharmaceuticals, Inc.), as amended October 5, 2009, October 22, 2009 and July 29, 2014.

10.25*	Fifth Amendment to Commercial Supply Agreement, effective as of August 31, 2016, by and between Horizon Therapeutics Ireland DAC and Bio-Technology General (Israel) Ltd.

10.26

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

10.27*

API Supply Agreement, dated November 3, 2010, by and between Cambrex Profarmaco Milano and Horizon Therapeutics Ireland DAC (as successor in interest to Raptor Therapeutics Inc. and Raptor Pharmaceuticals Europe B.V.), as amended April 9, 2013 (incorporated by reference to Exhibit 10.4 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 2, 2020).

10.28*

Manufacturing Services Agreement, dated November 15, 2010, by and among Patheon Pharmaceuticals Inc., Horizon Orphan LLC (as successor in interest to Raptor Therapeutics Inc.) and Horizon Pharma Europe B.V. (as successor in interest to Raptor Pharmaceuticals Europe B.V.), as amended April 5, 2012 and June 21, 2013.

10.29+

Horizon Therapeutics Public Limited Company Equity Long-Term Incentive Program (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on January 11, 2018).

10.30+

Horizon Therapeutics Public Limited Company Cash Incentive Program (incorporated by reference to Exhibit 99.2 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on January 11, 2018).

10.31+

Horizon Therapeutics Public Limited Company Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 99.4 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on January 11, 2018).

10.32+

Executive Employment Agreement, effective as of September 11, 2017, by and between Horizon Therapeutics USA, Inc. and Irina Konstantinovsky (incorporated by reference to Exhibit 10.2 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 6, 2017).

10.33

Amendment No. 2, dated March 29, 2017, to Credit Agreement, dated May 7, 2015, as amended, by and among Horizon Therapeutics USA, Inc., as Borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on March 30, 2017).

10.34

Amendment No. 3, dated October 23, 2017, to Credit Agreement, dated May 7, 2015, as amended, by and among Horizon Therapeutics USA, Inc., as Borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on October 23, 2017).

10.35*	Amended and Restated License Agreement, dated May 31, 2017, by and between Horizon Orphan LLC and The Regents of the University of California.

10.36+

Amended and Restated Executive Employment Agreement, effective as of March 1, 2018, by and between Horizon Therapeutics USA, Inc. and Vikram Karnani (incorporated by reference to Exhibit 10.10 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 9, 2018).

10.37+

First Amendment to Executive Employment Agreement, dated May 4, 2017, by and between Horizon Therapeutics USA, Inc. and Paul W. Hoelscher (incorporated by reference to Exhibit 10.7 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.38+

First Amendment to Executive Employment Agreement, dated May 4, 2017, by and between Horizon Therapeutics USA, Inc. and Barry Moze (incorporated by reference to Exhibit 10.8 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.39+

First Amendment to Executive Employment Agreement, dated May 4, 2017, by and between Horizon Therapeutics USA, Inc. and Brian Beeler (incorporated by reference to Exhibit 10.9 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.40+

Second Amendment to Amended and Restated Executive Employment Agreement, dated May 4, 2017, by and between Horizon Therapeutics USA, Inc. and Timothy Walbert (incorporated by reference to Exhibit 10.13 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.41+

Executive Employment Agreement, effective as of February 16, 2017, by and between Horizon Therapeutics USA, Inc. and Michael DesJardin (incorporated by reference to Exhibit 10.68 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 28, 2018).

10.42+

First Amendment to Executive Employment Agreement, dated May 4, 2017, by and between Horizon Therapeutics USA, Inc. and Michael DesJardin (incorporated by reference to Exhibit 10.69 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 28, 2018).

10.43**

Confidential Settlement and License Agreement, effective as of June 27, 2018, by and among Horizon Therapeutics, LLC, Lupin Ltd. and Lupin Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 8, 2018).

10.44**

Confidential Settlement and License Agreement, effective as of September 17, 2018, by and between Horizon Therapeutics, LLC and Par Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.1 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2018).

10.45

Amendment No. 4, dated October 19, 2018, to Credit Agreement, dated May 7, 2015, as amended, by and among Horizon Therapeutics USA, Inc., as Borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on October 19, 2018).

10.46**

Amendment No. 1 to Amended and Restated License Agreement, dated September 11, 2018, by and between Horizon Orphan LLC and The Regents of the University of California (incorporated by reference to Exhibit 10.3 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2018).

10.47+

Amended and Restated Executive Employment Agreement, effective as of August 1, 2018, by and between Horizon Therapeutics USA, Inc. and Geoffrey M. Curtis (incorporated by reference to Exhibit 10.69 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 27, 2019).

10.48

Amendment No. 5, dated March 11, 2019, to Credit Agreement, dated May 7, 2015, as amended, by and among Horizon Therapeutics USA, Inc., as Borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on March 11, 2019).

10.49+

Executive Employment Agreement, effective as of May 1, 2019, by and between Horizon Therapeutics USA, Inc. and Jeffery Kent, M.D., FACP, FACG (incorporated by reference to Exhibit 10.2 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2019).

10.50*

Commercial Supply Agreement, effective as of February 14, 2018, by and between CMC Biologics A/S, dba AGC Biologics and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.3 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2019).

10.51*

Commercial Supply Agreement, effective as of December 18, 2018, by and between Catalent Indiana, LLC and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.4 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2019).

10.52*

License Agreement, effective as of June 15, 2011, by and among F. Hoffmann-La Roche Ltd, Hoffman-La Roche Inc. and Horizon Therapeutics Ireland DAC (as successor in interest to River Vision Development Corp), as amended through Amendment No. 9 to the License Agreement, effective as of October 21, 2016  (incorporated by reference to Exhibit 10.70 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 26, 2020).

10.53*

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

10.54

Amendment No. 6, dated May 22, 2019, to Credit Agreement, dated May 7, 2015, as amended, by and among Horizon Therapeutics USA, Inc., as Borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on May 22, 2019).

10.55*

Amendment No. 1 to Commercial Supply Agreement, dated May 15, 2019, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.6 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2019).

10.56*

Mutual Settlement, Release and Media License Agreement, effective as of December 21, 2016, by and between Horizon Therapeutics Ireland DAC (as successor in interest to River Vision Development Corp) and Boehringer Ingelheim Biopharmaceuticals GmbH (incorporated by reference to Exhibit 10.1 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 6, 2019).

10.57+

Executive Employment Agreement, effective as of November 1, 2019, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics USA, Inc. and Andy Pasternak (incorporated by reference to Exhibit 10.3 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 6, 2019).

10.58

Amendment No. 7, dated December 18, 2019, to Credit Agreement, dated May 7, 2015, as amended, by and among Horizon Therapeutics USA, Inc., as Borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on December 18, 2019).

10.59*

Amendment No. 2 to Commercial Supply Agreement, dated December 18, 2019, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.78 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 26, 2020).

10.60

Amendment No. 2 to API Supply Agreement, effective as of January 17, 2018, by and between Cambrex Profarmaco Milano and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.79 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 26, 2020).

10.61*

Amendment to Supply Agreement, effective as of November 30, 2018, by and between NOF Corporation and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.80 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 26, 2020).

10.62+

Horizon Therapeutics Public Limited Company 2020 Equity Incentive Plan and Form of Option Agreement, Form of Stock Option Grant Notice, Forms of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Grant Notice thereunder (incorporated by reference to Exhibit 10.1 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 5, 2020).

10.63+

Horizon Therapeutics Public Limited Company 2020 Employee Share Purchase Plan (incorporated by reference to Exhibit 99.2 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on May 1, 2020).

10.64*

Amendment No. 3 to Commercial Supply Agreement, dated July 30, 2020, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.1 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 2, 2020).

10.65*

Development and Manufacturing Services Agreement, dated June 10, 2015, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Therapeutics Ireland DAC (as successor in interest to River Vision Development Corp) (incorporated by reference to Exhibit 10.2 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 2, 2020).

10.66

Incremental Amendment and Lender Joinder Agreement, dated August 17, 2020, by and among JP Morgan Chase Bank, N.A., as an incremental revolving lender and as an issuing bank, Horizon Therapeutics USA, Inc. and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 2, 2020).

10.67+	Executive Employment Agreement, effective as of August 3, 2020, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics USA, Inc. and Daniel A. Camardo.

10.68+	Executive Employment Agreement, effective as of October 30, 2020, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics USA, Inc. and Karin Rosén, M.D., Ph.D.

10.69+	Amended and Restated Executive Employment Agreement, effective as of July 27, 2010, as amended, by and between Horizon Therapeutics USA, Inc. and Jeffrey W. Sherman, M.D.
10.70*	Second Amendment to Supply Agreement, effective as of January 22, 2021, by and between NOF Corporation and Horizon Therapeutics Ireland DAC.

10.71*

Amended and Restated Debt Commitment Letter, dated February 11, 2021, by and among Horizon Therapeutics USA, Inc., Morgan Stanley Senior Funding, Inc., Citigroup Global Markets, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit (b)(2) to the Tender Offer Statement on Schedule TO-T filed by Horizon Therapeutics Public Limited Company on February 12, 2021).

10.72

Assignment and Amendment of Development and Manufacturing Services Agreement, dated February 14, 2018, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Therapeutics Ireland DAC (as successor in interest to River Vision Development Corp).

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

#

Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

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

HORIZON THERAPEUTICS PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Horizon Therapeutics plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Horizon Therapeutics plc and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Medicaid Rebates

As described in Notes 2 and 10 to the consolidated financial statements, the Company has accrued government rebates and chargebacks of $172.9 million as of December 31, 2020. A significant portion of these accruals relates to the Company’s Medicaid rebates.  Management calculates the Medicaid rebate allowance using the expected value method.  Management accrues estimated rebates based on estimated percentages of medicine prescribed to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients and records the rebates as a reduction of revenue.

The principal considerations for our determination that performing procedures relating to accrued Medicaid rebates is a critical audit matter are (i) the significant judgment by management when determining the allowance, and (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management's estimate and significant assumptions related to estimated percentages of medicine prescribed to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accrued Medicaid rebates, including controls over the assumptions used to estimate the allowance. These procedures also included, among others, (i) developing an independent estimate of the accrued Medicaid rebates by utilizing third-party prescription data, the terms of the specific rebate programs, and the historical trend of actual rebate claims paid, (ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of the estimate, (iii) testing rebate claims processed by the Company, including evaluating those claims for consistency with the terms of the specific rebate programs, (iv) testing the completeness, accuracy and relevance of underlying data used by management, and (v) evaluating the significant assumptions used by management related to estimated percentages of medicine prescribed to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients. Evaluating management’s assumptions involved evaluating whether the assumptions were reasonable considering (i) the consistency of the assumptions with historical trends, (ii) comparing assumptions and inputs to government prices, invoices, current payment trends, and other third-party data on a test basis where relevant, (iii) whether relevant company and industry specific considerations have been incorporated into the assumptions, and (iv) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 24, 2021

We have served as the Company’s auditor since 2009.

HORIZON THERAPEUTICS PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	As of	As of
	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,079,906	$1,076,287
Restricted cash	3,573	3,752
Accounts receivable, net	659,701	408,685
Inventories, net	75,283	53,802
Prepaid expenses and other current assets	251,945	143,577
Total current assets	3,070,408	1,686,103
Property and equipment, net	189,037	30,159
Developed technology and other intangible assets, net	1,782,962	1,702,628
Goodwill	413,669	413,669
Deferred tax assets, net	560,841	555,165
Other assets	55,699	48,310
Total assets	$6,072,616	$4,436,034
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,710	$21,514
Accrued expenses	485,567	235,234
Accrued trade discounts and rebates	352,463	466,421
Total current liabilities	875,740	723,169
LONG-TERM LIABILITIES:
Exchangeable Senior Notes, net	—	351,533
Long-term debt, net	1,003,379	1,001,308
Deferred tax liabilities, net	66,474	94,247
Other long-term liabilities	101,672	80,328
Total long-term liabilities	1,171,525	1,527,416
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 shares authorized at December 31, 2020 and December 31, 2019; 221,721,674 and 188,402,040 shares issued at December 31, 2020 and December 31, 2019, respectively; and 221,337,308 and 188,017,674 shares outstanding at December 31, 2020 and December 31, 2019, respectively	22	19
Treasury stock, 384,366 ordinary shares at December 31, 2020 and December 31, 2019	(4,585)	(4,585)
Additional paid-in capital	4,245,945	2,797,602
Accumulated other comprehensive loss	(145)	(1,905)
Accumulated deficit	(215,886)	(605,682)
Total shareholders’ equity	4,025,351	2,185,449
Total liabilities and shareholders' equity	$6,072,616	$4,436,034

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2020	2019	2018
Net sales	$2,200,429	$1,300,029	$1,207,570
Cost of goods sold	532,695	362,175	391,301
Gross profit	1,667,734	937,854	816,269
OPERATING EXPENSES:
Research and development	209,364	103,169	82,762
Selling, general and administrative	973,227	697,111	692,485
(Gain) loss on sale of assets	(4,883)	10,963	(42,985)
Impairment of long-lived assets	—	—	46,096
Total operating expenses	1,177,708	811,243	778,358
Operating income	490,026	126,611	37,911
OTHER EXPENSE, NET:
Interest expense, net	(59,616)	(87,089)	(121,692)
Loss on debt extinguishment	(31,856)	(58,835)	—
Foreign exchange (loss) gain	(297)	33	(192)
Other income (expense), net	3,388	(944)	841
Total other expense, net	(88,381)	(146,835)	(121,043)
Income (loss) before expense (benefit) for income taxes	401,645	(20,224)	(83,132)
Expense (benefit) for income taxes	11,849	(593,244)	(44,752)
Net income (loss)	$389,796	$573,020	$(38,380)
Net income (loss) per ordinary share—basic	$1.91	$3.13	$(0.23)
Weighted average ordinary shares outstanding—basic	203,967,246	182,930,109	166,155,405
Net income (loss) per ordinary share—diluted	$1.81	$2.90	$(0.23)
Weighted average ordinary shares outstanding—diluted	215,308,768	205,224,221	166,155,405
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	$1,760	$(382)	$(826)
Pension remeasurements	—	—	286
Other comprehensive income (loss)	1,760	(382)	(540)
Comprehensive income (loss)	$391,556	$572,638	$(38,920)

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2017	164,785,083	$16	384,366	$(4,585)	$2,248,979	$(983)	$(1,141,975)	$1,101,452
Cumulative effect adjustment from adoption of ASUs 2014-09 and 2016-16	—	—	—	—	—	—	1,586	1,586
Issuance of ordinary shares in conjunction with vesting of restricted stock units and stock option exercises	3,541,933	1	—	—	16,972	—	—	16,973
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(14,455)	—	—	(14,455)
Issuance of ordinary shares in conjunction with ESPP program	917,504	—	—	—	8,610	—	—	8,610
Share-based compensation	—	—	—	—	114,860	—	—	114,860
Currency translation adjustment	—	—	—	—	—	(826)	—	(826)
Pension remeasurements	—	—	—	—	—	286	—	286
Net loss	—	—	—	—	—	—	(38,380)	(38,380)
Balances at December 31, 2018	169,244,520	$17	384,366	$(4,585)	$2,374,966	$(1,523)	$(1,178,769)	$1,190,106
Cumulative effect adjustments from adoption of ASUs 2016-02	—	—	—	—	—	—	67	67
Issuance of ordinary shares - public offering	14,081,632	2	—	—	326,792	—	—	326,794
Issuance of ordinary shares in conjunction with vesting of restricted stock units, performance stock units and stock option exercises	4,227,998	—	—	—	24,881	—	—	24,881
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(31,569)	—	—	(31,569)
Issuance of ordinary shares in conjunction with ESPP program	847,890	—	—	—	11,317	—	—	11,317
Share-based compensation	—	—	—	—	91,215	—	—	91,215
Currency translation adjustment	—	—	—	—	—	(382)	—	(382)
Net income	—	—	—	—	—	—	573,020	573,020
Balances at December 31, 2019	188,402,040	$19	384,366	$(4,585)	$2,797,602	$(1,905)	$(605,682)	$2,185,449
Issuance of ordinary shares in conjunction with Exchangeable Senior Notes	13,898,414	1	—	—	395,671	—	—	395,672
Issuance of ordinary shares - public offering	13,570,000	1	—	—	919,513	—	—	919,514
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units.	5,109,168	1	—	—	36,869	—	—	36,870
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(66,505)	—	—	(66,505)
Issuance of ordinary shares in conjunction with ESPP program	742,052	—	—	—	16,168	—	—	16,168
Share-based compensation	—	—	—	—	146,627	—	—	146,627
Currency translation adjustment	—	—	—	—	—	1,760	—	1,760
Net income	—	—	—	—	—	—	389,796	389,796
Balances at December 31, 2020	221,721,674	$22	384,366	$(4,585)	$4,245,945	$(145)	$(215,886)	$4,025,351

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$389,796	$573,020	$(38,380)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	279,451	237,157	249,759
Equity-settled share-based compensation	146,627	91,215	114,860
Acquired in-process research and development expense	77,517	—	—
Loss on debt extinguishment	31,856	58,835	—
Amortization of debt discount and deferred financing costs	12,640	22,602	22,751
(Gain) loss on sale of assets	(4,883)	10,963	(42,985)
Deferred income taxes	(33,453)	(565,537)	(64,491)
Impairment of long-lived assets	—	—	46,096
Foreign exchange and other adjustments	1,812	574	332
Changes in operating assets and liabilities:
Accounts receivable	(251,173)	56,166	(59,697)
Inventories	(21,451)	(3,268)	10,280
Prepaid expenses and other current assets	(114,788)	(72,763)	(25,313)
Accounts payable	16,015	(8,723)	(4,593)
Accrued trade discounts and rebates	(113,991)	8,591	(44,028)
Accrued expenses	114,621	19,788	40,787
Deferred revenues	—	(4,901)	(395)
Other non-current assets and liabilities	25,092	2,613	(10,440)
Net cash provided by operating activities	555,688	426,332	194,543
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions	(262,305)	—	—
Purchases of property and equipment	(169,852)	(17,857)	(4,771)
Payment related to license agreement	(30,000)	—	(12,000)
Payments for long-term investments, net	(13,314)	—	—
Change in escrow deposit for property purchase	6,000	(6,000)	—
Proceeds from sale of assets	5,400	6,000	44,424
Net cash (used in) provided by investing activities	(464,071)	(17,857)	27,653
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of ordinary shares	919,786	326,793	—
Net proceeds from the issuance of senior notes	—	590,057	—
Repayment of senior notes	(1,739)	(814,420)	—
Net proceeds from term loans	—	935,404	818,026
Repayment of term loans	—	(1,336,207)	(845,749)
Contingent consideration proceeds from divestiture	—	3,297	—
Proceeds from the issuance of ordinary shares in conjunction with ESPP program	16,168	11,317	8,610
Proceeds from the issuance of ordinary shares in connection with stock option exercises	36,869	24,882	16,972
Payment of employee withholding taxes relating to share-based awards	(66,505)	(31,569)	(14,455)
Net cash provided by (used in) financing activities	904,579	(290,446)	(16,596)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	7,244	(107)	(1,380)
Net increase in cash, cash equivalents and restricted cash	1,003,440	117,922	204,220
Cash, cash equivalents and restricted cash, beginning of the year	1,080,039	962,117	757,897
Cash, cash equivalents and restricted cash, end of the year	$2,083,479	$1,080,039	$962,117

HORIZON THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Supplemental cash flow information:
Cash paid for interest	$51,863	$78,044	$112,468
Cash paid for income taxes, net of refunds received	15,115	9,925	53,058
Cash paid for amounts included in the measurement of lease liabilities	7,840	6,484	—
Supplemental non-cash flow information:
Principal amount of Exchangeable Senior Notes converted into ordinary shares	$398,261	$—	$—
Milestone payments for TEPEZZA intangible asset included in accrued expenses	123,442	—	—
Purchases of property and equipment included in accounts payable and accrued expenses	13,430	117	1,101
Lease liabilities arising from obtaining right-of-use assets	—	11,444	—

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON THERAPEUTICS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Unless otherwise indicated or the context otherwise requires, references to “Horizon”, the “Company”, “we”, “us” and “our” refer to Horizon Therapeutics plc and its consolidated subsidiaries.

During the year ended December 31, 2020, the Company recorded out of period adjustments that decreased income tax benefit by $3.2 million and increased share-based compensation expense by $1.9 million to correct for expenses that should have been recorded in the year ended December 31, 2019.  In addition, the Company recorded an out of period adjustment during the year ended December 31, 2020, that increased employee benefit plan expense by $2.3 million to correct for expenses that should have been recorded in the years ended 2017, 2018 and 2019.  The Company evaluated the materiality of the adjustments to prior-period financial statements and the current period, and concluded the effect of the adjustments were immaterial to both the current and prior-period financial statements.

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

Effective in the first quarter of 2020, the Company (i) reorganized its commercial operations and moved responsibility for and reporting of RAYOS® to the inflammation segment and (ii) renamed the orphan and rheumatology segment the orphan segment.  In addition, reporting of historical LODOTRA® net sales is included in the inflammation segment.  Net sales generated by TEPEZZA®, which was approved by the U.S. Food and Drug Administration (“FDA”) on January 21, 2020, are reported as part of the renamed orphan segment.

As of December 31, 2020, the Company’s medicine portfolio consisted of the following:

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

Segment Information

The Company’s reportable segments, which are the orphan segment and the inflammation segment, are reported in a manner consistent with the internal reporting provided to the Company’s chief operating decision maker (“CODM”).  The Company’s CODM has been identified as its chief executive officer.  The Company has no transactions between reportable segments.

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

The U.S. dollar is the functional currency for the Company’s Ireland and United States-based businesses and the majority of its subsidiaries.  The Company has foreign subsidiaries that have the Euro and the Canadian Dollar as their functional currency.  Foreign currency-denominated assets and liabilities of these subsidiaries are translated into U.S. dollars based on exchange rates prevailing at the end of the period, revenues and expenses are translated at average exchange rates prevailing during the corresponding period, and shareholders’ equity accounts are translated at historical exchange rates as of the date of any equity transaction.  The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of accumulated other comprehensive loss.

Gains and losses resulting from foreign currency transactions are reflected within the Company’s results of operations.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and subsequent amendments (ASC 606 or new guidance), using the modified retrospective method.  The Company applied the new guidance to all contracts with customers within the scope of the standard that were in effect on January 1, 2018 and recognized the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings.  Comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.  In the United States, the Company sells its medicines primarily to wholesale distributors and specialty pharmacy providers.  In other countries, the Company sells its medicines primarily to wholesale distributors and other third-party distribution partners.  These customers subsequently resell the Company’s medicines to health care providers and patients.  In addition, the Company enters into arrangements with health care providers and payers that provide for government-mandated or privately negotiated discounts and allowances related to the Company’s medicines.  Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied.  The majority of the Company's contracts have a single performance obligation to transfer medicines.  Accordingly, revenues from medicine sales are recognized when the customer obtains control of the Company’s medicines, which occurs at a point in time, typically upon delivery to the customer.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring medicines and is generally based upon a list or fixed price less allowances for medicine returns, rebates and discounts.  The Company sells its medicines to wholesale pharmaceutical distributors and pharmacies under agreements with payment terms typically less than 90 days.  The Company’s process for estimating reserves established for these variable consideration components does not differ materially from the Company’s historical practices.

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

Government Rebates

The Company participates in certain government rebate programs such as Medicare Coverage Gap and Medicaid.  The Company calculates accrued government rebate estimates using the expected value method.  A significant portion of these accruals relates to the Company’s Medicaid rebates.  The Company accrues estimated rebates based on estimated percentages of medicine prescribed to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients and records the rebates as a reduction of revenue.  Accrued government rebates are included in “accrued trade discounts and rebates” on the consolidated balance sheet.

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

Equity Method Investments

Investments in companies over which we have significant influence but not a controlling interest are accounted for using the equity method, with the share of earnings or losses reported in Other income (expense), net.  During the year ended December 31, 2020, the Company recorded investment income of $0.6 million in the Company’s consolidated statement of comprehensive income (loss).

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

The purchase cost of TEPEZZA drug substance and ACTIMMUNE inventory are principally denominated in Euros and are subject to foreign currency risk.  In addition, the Company is obligated to pay certain milestones and a royalty on sales of TEPEZZA to F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as “Roche”) in Swiss Francs, which obligations are subject to foreign currency risk.  The Company has contracts relating to RAVICTI, QUINSAIR and PROCYSBI for sales in Canada which are subject to foreign currency risk.  The Company also incurs certain operating expenses in currencies other than the U.S. dollar in relation to its Irish operations and foreign subsidiaries.  Therefore, the Company is subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro, the Swiss Franc and the Canadian dollar.

Historically, the Company’s accounts receivable balances have been highly concentrated with a select number of customers consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of December 31, 2020 and 2019, the Company’s top four customers accounted for approximately 93% and 84%, respectively, of the Company’s total outstanding accounts receivable balances.

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

Provision for Income Taxes

The Company accounts for income taxes based upon an asset and liability approach.  Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities.  Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards.  Deferred tax liabilities are recognized for taxable temporary differences.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Significant judgment is required in determining whether it is probable that sufficient future taxable income will be available against which a deferred tax asset can be utilized. In determining future taxable income, the Company is required to make assumptions including the amount of taxable income in the various jurisdictions in which the Company operates. These assumptions require significant judgment about forecasts of future taxable income.  Actual operating results in future years could render our current assumption of recoverability of deferred tax assets inaccurate.  The impact of tax rate changes on deferred tax assets and liabilities is recognized in the period that the change is enacted.  From time to time, the Company executes intercompany transactions in response to changes in operations, regulations, tax laws, funding needs and other circumstances.  These transactions require the interpretation and application of tax laws in the applicable jurisdiction to support the tax treatment taken.  The valuations which support the tax treatment of the transactions require significant estimates and assumptions within discounted cash flow models.  The Company also accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return.  Deferred tax assets and deferred tax liabilities are netted by each tax-paying entity within each jurisdiction on the Company’s consolidated balance sheets.

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

Research and Development Expenses

Research and development expenses include, but are not limited to, payroll and other personnel expenses, consultant expenses, expenses incurred under agreements with contract research organizations to conduct clinical trials, expenses incurred to manufacture clinical trial materials and acquired in-process research and development (“IPR&D”) assets.  Research and development expenses were $209.4 million, $103.2 million and $82.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Advertising Expenses

We expense the costs of advertising as incurred.  Advertising expenses were $114.4 million, $35.8 million and $21.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred Financing Costs

Costs incurred in connection with debt financings have been capitalized to “Long-term debt, net” and “Exchangeable Senior Notes, net” in the Company’s consolidated balance sheets as deferred financing costs, and are charged to interest expense using the effective interest method over the terms of the related debt agreements.  These costs include document preparation costs, commissions, fees and expenses of investment bankers and underwriters, and accounting and legal fees.

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

Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases.  Under ASU No. 2016-02, an entity is required to recognize right-of-use lease assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements.  The Company adopted this standard on January 1, 2019, using a modified retrospective approach at the adoption date through a cumulative-effect adjustment to retained earnings.  The Company applied the new guidance to all operating leases within the scope of the standard that were in effect on January 1, 2019, or entered into after, the adoption date.  Comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.  The adoption did not have a material impact on the Company’s consolidated statement of comprehensive income (loss).  However, the new standard established $38.0 million of liabilities and corresponding right-of-use assets of $36.0 million on the Company’s consolidated balance sheet for leases, primarily related to operating leases on rented office properties, that existed as of the January 1, 2019, adoption date.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments and became effective for the Company as of January 1, 2020.  The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplification and reduce the cost of accounting for income taxes (“ASU 2019-12”), which is effective for the Company as of January 1, 2021.  The Company does not expect the adoption of ASU 2019-12 to have a material impact on the Company’s consolidated financial statements and related disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures

NOTE 3 – NET INCOME (LOSS) PER SHARE

The following table presents basic and diluted net income (loss) per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share and per share data):

	For the Years Ended December 31,
	2020	2019	2018
Basic net income (loss) per share calculation:
Numerator - net income (loss)	$389,796	$573,020	$(38,380)
Denominator - weighted average of ordinary shares outstanding	203,967,246	182,930,109	166,155,405
Basic net income (loss) per share	$1.91	$3.13	$(0.23)
	For the Years Ended December 31,
	2020	2019	2018
Diluted net income (loss) per share calculation:
Net income (loss)	$389,796	$573,020	$(38,380)
Effect of assumed conversion of Exchangeable Senior Notes, net of tax	—	22,440	—
Numerator - net income (loss)	$389,796	$595,460	$(38,380)
Denominator - weighted average of ordinary shares outstanding	215,308,768	205,224,221	166,155,405
Diluted net income (loss) per share	$1.81	$2.90	$(0.23)

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

The outstanding securities listed in the table below were excluded from the computation of diluted net income (loss) per ordinary share for the years ended December 31, 2020, 2019 and 2018 due to being anti-dilutive:

	For the Years Ended December 31,
	2020	2019	2018
Stock options	44,670	233,260	6,406,914
Restricted stock units	2,398,710	1,840	2,299,254
Performance stock units	790,949	586,868	1,248,632
Employee stock purchase plan shares	18,618	2,207	265,886
Exchangeable Senior Notes	6,862,376	—	—
	10,115,323	824,175	10,220,686

During the year ended December 31, 2018, the potentially dilutive impact of the Company’s 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) was determined using a method similar to the treasury stock method.  Under this method, no numerator or denominator adjustments arose from the principal and interest components of the Exchangeable Senior Notes because the Company had the intent, at that time, and ability to settle the Exchangeable Senior Notes’ principal and interest in cash.  Instead, the Company was required to increase the diluted net income (loss) per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares.  For diluted net income (loss) per share purposes, the conversion spread obligation was calculated based on whether the average market price of the Company’s ordinary shares over the reporting period was in excess of the exchange price of the Exchangeable Senior Notes.  There was no calculated spread added to the denominator for the year ended December 31, 2018.  Beginning in the fourth quarter of 2019, with the ordinary share price significantly above the $28.66 exchange price, the Company decided that it no longer had the intent to settle the notes for cash and, as a result, began to prospectively apply the if-converted method to the Exchangeable Senior Notes when determining the diluted net income (loss) per share.  By August 3, 2020, the Exchangeable Senior Notes were fully extinguished through exchanges for ordinary shares or cash redemption.  Refer to Note 13 for further detail.

NOTE 4 –ACQUISITIONS, DIVESTITURES AND OTHER ARRANGEMENTS

Acquisition of Curzion Pharmaceuticals, Inc.

On April 1, 2020, the Company acquired Curzion Pharmaceuticals, Inc. (“Curzion”), a privately held development-stage biopharma company, and its development-stage oral selective lysophosphatidic acid 1 receptor (LPAR1) antagonist, CZN001 (renamed HZN-825).

Under the terms of the acquisition agreement, the Company acquired Curzion for a $45.0 million upfront payment with additional payments contingent on the achievement of development and regulatory milestones.  Pursuant to ASC 805 (as amended by ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”)), the Company accounted for the Curzion acquisition as the purchase of an in-process research and development asset and, pursuant to ASC Topic 730, Research and Development (“ASC 730”), recorded the purchase price as research and development expense during the year ended December 31, 2020.  HZN-825 was originally discovered and developed by Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”), which is eligible to receive contingent payments upon the achievement of development and commercialization milestones and royalties based on revenue thresholds.  A member of the Company’s board of directors was also a member of the board of directors of, and held a beneficial interest in, Curzion.  This related party transaction was conducted in the normal course of business on an arm’s length basis.

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

Sale of RAVICTI and AMMONAPS/BUPHENYL Rights outside of North America

On December 28, 2018, the Company sold its rights to RAVICTI and AMMONAPS (known as BUPHENYL in the United States and Japan) outside of North America and Japan to Medical Need Europe AB, part of the Immedica Group, for $35.0 million (“Immedica”).  The Company previously distributed RAVICTI and AMMONAPS through a commercial partner in Europe and other non-U.S. markets.

Pursuant to ASU No. 2017-01, the Company accounted for the Immedica transaction in December 2018 as a sale of assets, specifically a sale of intellectual property rights.

The gain on sale of assets recorded to the consolidated statement of comprehensive income (loss) during the year ended December 31, 2018, was determined as follows (in thousands):

Cash proceeds	$35,000
Less net assets sold:
Developed technology	(4,146)
Transaction costs	(197)
Gain on sale of assets	$30,657

On October 27, 2020, the Company sold its rights to develop and commercialize RAVICTI and BUPHENYL in Japan to Immedica for $5.4 million and recorded a gain of $4.9 million on the sale.  The Company has retained the rights to RAVICTI and BUPHENYL in North America.

Acquisition and Subsequent Sale of Additional Rights to Interferon Gamma-1b

On June 30, 2017, the Company completed its acquisition of certain rights to interferon gamma-1b from Boehringer Ingelheim International GmbH (“Boehringer Ingelheim International”) in all territories outside of the United States, Canada and Japan and in connection therewith, paid Boehringer Ingelheim International €19.5 million ($22.3 million when converted using a Euro-to-Dollar exchange rate at date of payment of 1.1406).  Boehringer Ingelheim International commercialized interferon gamma-1b as IMUKIN® in an estimated thirty countries, primarily in Europe and the Middle East.  Upon closing, during the year ended December 31, 2017, the Company accounted for the payment as the acquisition of an asset which was immediately impaired as projections for future net sales of IMUKIN in these territories did not exceed the related costs, and included the payment in the “impairment of long-lived assets” line item in its consolidated statement of comprehensive income (loss).

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

Acquisition of River Vision

On May 8, 2017, the Company acquired 100% of the equity interests in River Vision Development Corp. (“River Vision”) for upfront cash payments totaling approximately $150.3 million, including cash acquired of $6.3 million, with additional potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds.  Pursuant to ASU No. 2017-01, the Company accounted for the River Vision acquisition as the purchase of an in-process research and development asset (teprotumumab, now known as TEPEZZA) and, pursuant to ASC 730, recorded the purchase price as research and development expense during the year ended December 31, 2017.  Further, the Company recognized approximately $32.4 million of federal net operating losses, $2.2 million of state net operating losses and $9.5 million of federal tax credits.  The acquired tax attributes were set up as deferred tax assets which were further netted within the net deferred tax liabilities of the U.S. group, offset by a deferred credit recorded in long-term liabilities.

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

Additionally, under the Company’s license agreement with Roche, the Company made a milestone payment of CHF5.0 million ($5.2 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0382), during the first quarter of 2020 which the Company also capitalized as a finite-lived intangible asset representing the developed technology for TEPEZZA.

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

During the year ended December 31, 2020, the Company recorded $120.8 million as a finite-lived intangible asset representing the developed technology for TEPEZZA, composed of $67.0 million in relation to the expected future attainment of various net sales milestones payable under the acquisition agreement for River Vision and CHF50.0 million ($53.8 million when converted using a CHF-to-Dollar exchange rate as of the date the intangible asset was recorded) in relation to the expected future attainment of various net sales milestones payable to Roche.  The liabilities relating to these net sales milestones have been recorded in accrued expenses on the consolidated balance sheet as of December 31, 2020 and the timing of the payments is dependent on when the applicable milestone thresholds are attained.

Refer to Note 15 for further detail on TEPEZZA milestone payments.

Licensing Agreement

On November 21, 2020, the Company entered into a global collaboration and license agreement with Halozyme Therapeutics, Inc. (“Halozyme”) that gives the Company exclusive access to Halozyme’s ENHANZE® drug delivery technology for subcutaneous (“SC”) formulation of medicines targeting IGF-1R.  The Company intends to use ENHANZE to develop a SC formulation of TEPEZZA, indicated for the treatment of thyroid eye disease, a serious, progressive and vision-threatening rare autoimmune disease, potentially shortening drug administration time, reducing healthcare practitioner time and offering additional flexibility and convenience for patients.  Under the terms of the agreement, the Company agreed to pay Halozyme an upfront cash payment of $30.0 million with additional potential future milestone payments of up to $160.0 million contingent on the satisfaction of certain development and sales thresholds.  The $30.0 million upfront payment was accounted for as the acquisition of an IPR&D asset and was recorded as a “research and development” expense in the consolidated statement of comprehensive income (loss) during the year ended December 31, 2020.  The upfront payment was paid in December 2020.

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

On January 31, 2021, the Company entered into an Agreement and Plan of Merger with Viela Bio, Inc. (“Viela”) and the other parties signatory thereto, pursuant to which, among other things, the Company agreed to acquire all of the issued and outstanding shares of Viela’s common stock for $53.00 per share in cash, which represents a fully diluted equity value of approximately $3.05 billion, or approximately $2.67 billion net of Viela's cash and cash equivalents. The transaction is expected to close by the end of the first quarter of 2021.  Refer to Note 21 for further detail.

NOTE 5 – INVENTORIES

The components of inventories as of December 31, 2020 and 2019 consisted of the following (in thousands):

	As of December 31,
	2020	2019
Raw materials	$11,760	$6,750
Work-in-process	33,167	22,465
Finished goods	30,356	24,587
Inventories, net	$75,283	$53,802

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	As of December 31,
	2020	2019
Advance payments for inventory	$137,680	$31,203
Deferred charge for taxes on intercompany profit	52,306	46,388
Rabbi trust assets	18,423	12,704
Prepaid income taxes and income tax receivable	102	12,583
Other prepaid expenses and other current assets	43,434	40,699
Prepaid expenses and other current assets	$251,945	$143,577

Advance payments for inventory as of December 31, 2020 and 2019, primarily represented payments made to the contract manufacturer of TEPEZZA drug substance.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2020 and 2019 consisted of the following (in thousands):

	As of December 31,
	2020	2019
Buildings	$80,341	$—
Construction in process	63,656	265
Land	38,076	—
Leasehold improvements	26,323	25,985
Software	14,618	14,890
Machinery and equipment	4,695	5,217
Computer equipment	2,858	3,316
Other	6,261	6,334
	236,828	56,007
Less accumulated depreciation	(47,791)	(25,848)
Property and equipment, net	$189,037	$30,159

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $24.3 million, $6.7 million and $6.1 million, respectively.  The increase in depreciation expense for the year ended December 31, 2020, primarily relates to the reduction in the useful lives of leasehold improvements relating to the Company’s Lake Forest office.

In February 2020, the Company purchased a three-building campus in Deerfield, Illinois for total consideration and directly attributable transaction costs of $118.5 million.  The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space.

Construction in process for the year ended December 31, 2020, primarily represents renovation costs of $62.7 million associated with the Deerfield campus.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of December 31, 2020 and 2019 was $413.7 million.

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

The table below presents goodwill for the Company’s reportable segments as of December 31, 2020 (in thousands):

	Orphan	Inflammation	Total
Goodwill	$357,498	$56,171	$413,669

As of December 31, 2020, there were no accumulated goodwill impairment losses.

Intangible Assets

As of December 31, 2020, the Company’s finite-lived intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, PROCYSBI, RAVICTI, RAYOS and TEPEZZA as well as customer relationships for ACTIMMUNE.  The intangible assets related to PENNSAID 2%, and VIMOVO developed technology were fully amortized as of December 31, 2020.

In connection with the acquisition of River Vision, the Company capitalized payments of $336.0 million related to TEPEZZA developed technology during the year ended December 31, 2020.  See Note 4 for further details on the River Vision acquisition.

During the year ended December 31, 2020, in connection with the Immedica transaction on October 27, 2020, the Company recorded a reduction in the net book value of developed technology related to BUPHENYL of $0.5 million.  See Note 4 for further details.

During the year ended December 31, 2019, in connection with the MIGERGOT transaction, the Company wrote off the remaining net book value of developed technology related to MIGERGOT of $17.0 million.  See Note 4 for further details.

Intangible assets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	As of December 31,
	2020			2019
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$3,093,886	$(1,313,934)	$1,779,952	$2,758,403	$(1,059,595)	$1,698,808
Customer relationships	8,100	(5,090)	3,010	8,100	(4,280)	3,820
Total intangible assets	$3,101,986	$(1,319,024)	$1,782,962	$2,766,503	$(1,063,875)	$1,702,628

Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $255.1 million, $230.4 million and $243.6 million, respectively. As of December 31, 2020, estimated future amortization expense was as follows (in thousands):

2021	$248,936
2022	247,954
2023	247,488
2024	246,011
2025	243,767
Thereafter	548,806
Total	$1,782,962

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of December 31, 2020 and 2019 consisted of the following (in thousands):

	As of December 31,
	2020	2019
Accrued milestone payments	$123,442	$—
Payroll-related expenses	121,577	84,516
Accrued royalties	68,006	19,985
Consulting and professional services	51,610	32,423
Allowances for returns	40,918	45,082
Pricing review liability	16,046	9,831
Accrued interest	14,207	18,709
Accrued other	49,761	24,688
Accrued expenses	$485,567	$235,234

As of December 31, 2020, accrued milestone payments represented the expected attainment in 2020 of various TEPEZZA net sales milestones payable under the acquisition agreement for River Vision and license agreement with Roche.  Refer to Note 4 for further detail.

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of December 31, 2020 and 2019 consisted of the following (in thousands):

	As of December 31,
	2020	2019
Accrued government rebates and chargebacks	$172,893	$164,508
Accrued co-pay and other patient assistance	96,924	163,641
Accrued commercial rebates and wholesaler fees	82,646	138,272
Accrued trade discounts and rebates	$352,463	$466,421
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	1,452	489
Total customer-related accruals and allowances	$353,915	$466,910

The following table summarizes changes in the Company’s customer-related accruals and allowances during the years ended December 31, 2020 and 2019 (in thousands):

	Wholesaler Fees	Co-Pay and	Government
	and Commercial	Other Patient	Rebates and
	Rebates	Assistance	Chargebacks	Total
Balance at December 31, 2018	$153,445	$179,462	$128,522	$461,429
Current provisions relating to sales during the year ended December 31, 2019	484,843	1,519,712	503,652	2,508,207
Adjustments relating to prior-year sales	(5,296)	—	11,121	5,825
Payments relating to sales during the year ended December 31, 2019	(346,082)	(1,356,071)	(339,603)	(2,041,756)
Payments relating to prior-year sales	(148,149)	(179,462)	(139,184)	(466,795)
Balance at December 31, 2019	$138,761	$163,641	$164,508	$466,910
Current provisions relating to sales during the year ended December 31, 2020	322,144	880,360	596,808	1,799,312
Adjustments relating to prior-year sales	(18,266)	(3,059)	(7,794)	(29,119)
Payments relating to sales during the year ended December 31, 2020	(240,122)	(783,517)	(424,401)	(1,448,040)
Payments relating to prior-year sales	(118,419)	(160,501)	(156,228)	(435,148)
Balance at December 31, 2020	$84,098	$96,924	$172,893	$353,915

NOTE 11 – SEGMENT AND OTHER INFORMATION

The Company has two reportable segments, the orphan segment and the inflammation segment, and the Company reports net sales and segment operating income for each segment.

Effective in the first quarter of 2020, the Company (i) reorganized its commercial operations and moved responsibility for and reporting of RAYOS to the inflammation segment and (ii) renamed the orphan and rheumatology segment the orphan segment.  In addition, reporting of historical LODOTRA net sales is included in the inflammation segment.  Net sales generated by TEPEZZA, which was approved in the first quarter of 2020, are reported as part of the renamed orphan segment.

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

The following table reflects net sales by medicine for the Company’s reportable segments for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
TEPEZZA	$820,008	$—	$—
KRYSTEXXA	405,849	342,379	258,920
RAVICTI	261,615	228,755	226,650
PROCYSBI	170,102	161,941	154,895
ACTIMMUNE	118,834	107,302	105,563
BUPHENYL	10,549	9,806	21,810
QUINSAIR	698	817	504
Orphan segment net sales	$1,787,655	$851,000	$768,342

PENNSAID 2%	178,011	200,756	190,206
DUEXIS	125,331	115,750	114,672
RAYOS	71,811	78,595	61,067
VIMOVO	37,621	52,106	67,646
MIGERGOT	—	1,822	3,570
LODOTRA	—	—	2,067
Inflammation segment net sales	$412,774	$449,029	$439,228

Total net sales	$2,200,429	$1,300,029	$1,207,570

The table below provides reconciliations of the Company’s segment operating income to the Company’s total income (loss) before expense (benefit) for income taxes for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Segment operating income:
Orphan	$783,560	$263,347	$261,656
Inflammation	212,061	217,855	188,805
Reconciling items:
Amortization and step-up:
Intangible amortization expense	(255,148)	(230,424)	(243,634)
Inventory step-up expense	—	(89)	(17,312)
Share-based compensation	(146,627)	(91,215)	(114,860)
Interest expense, net	(59,616)	(87,089)	(121,692)
Acquisition/divestiture-related costs	(49,232)	(1,032)	(3,989)
Upfront, progress and milestone payments related to license and collaboration agreements	(33,000)	(9,073)	(90)
Loss on debt extinguishment	(31,856)	(58,835)	—
Depreciation	(24,303)	(6,733)	(6,126)
Impairment of long-lived assets	(1,713)	—	(46,096)
Drug substance harmonization costs	(542)	(457)	(2,855)
Foreign exchange (loss) gain	(297)	33	(192)
Fees relating to refinancing activities	(54)	(2,292)	(937)
Litigation settlements	—	(1,000)	(5,750)
Charges relating to discontinuation of Friedreich's ataxia program	—	(1,076)	1,464
Restructuring and realignment costs	141	(237)	(15,350)
Gain (loss) on sale of assets	4,883	(10,963)	42,985
Other income (expense), net	3,388	(944)	841
Income (loss) before expense (benefit) for income taxes	$401,645	$(20,224)	$(83,132)

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments, and all other customers as a group for the years ended December 31, 2020, 2019 and 2018 (in thousands, except percentages):

	Year ended December 31,
	2020		2019		2018
	Amount	% of Gross Sales	Amount	% of Gross Sales	Amount	% of Gross Sales
Customer A	$1,298,128	32%	$1,414,617	36%	$1,553,333	36%
Customer B	959,066	24%	757,138	19%	526,398	12%
Customer C	772,724	19%	664,454	17%	1,011,996	24%
Customer D	521,425	13%	342,694	9%	299,639	7%
Other Customers	488,088	12%	732,921	19%	873,087	21%
Gross Sales	$4,039,431	100%	$3,911,824	100%	$4,264,453	100%

Geographic revenues are determined based on the country in which the Company’s customers are located.  The following table presents a summary of net sales attributed to geographic sources for the years ended December 31, 2020, 2019 and 2018 (in thousands, except percentages):

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$2,191,111	100%	$1,292,419	99%	$1,186,519	98%
Rest of world	9,318	*	7,610	1%	21,051	2%
	$2,200,429		$1,300,029		$1,207,570
*Less than 1%

The following table presents total tangible long-lived assets by location as of the years ended December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
United States	$214,563	$58,991
Other	8,880	10,971
Total long-lived assets (1)	$223,443	$69,962

(1)	Long-lived assets consist of property and equipment and right-of-use lease assets.

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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,906,000	$—	$—	$1,906,000
Other current assets	18,423	—	—	18,423
Total assets at fair value	$1,924,423	$—	$—	$1,924,423
Liabilities:
Other long-term liabilities	(18,423)	—	—	(18,423)
Total liabilities at fair value	$(18,423)	$—	$—	$(18,423)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,029,725	$—	$—	$1,029,725
Other current assets	12,704	—	—	12,704
Total assets at fair value	$1,042,429	$—	$—	$1,042,429
Liabilities:
Other long-term liabilities	(12,704)	—	—	(12,704)
Total liabilities at fair value	$(12,704)	$—	$—	$(12,704)

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2020 and 2019 consisted of the following (in thousands):

	As of December 31,
	2020	2019
Term Loan Facility due 2026	$418,026	$418,026
Senior Notes due 2027	600,000	600,000
Exchangeable Senior Notes due 2022	—	400,000
Total face value	1,018,026	1,418,026
Debt discount	(10,061)	(59,922)
Deferred financing fees	(4,586)	(5,263)
Long-term debt and Exchangeable Senior Notes, net	$1,003,379	$1,352,841

Scheduled maturities with respect to the Company’s long-term debt are as follows (in thousands):

2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	(1,018,026)
Total	$(1,018,026)

Term Loan Facility and Revolving Credit Facility

On December 18, 2019, Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc.) (the “Borrower”), a wholly owned subsidiary of the Company, borrowed approximately $418.0 million aggregate principal amount of loans (the “December 2019 Refinancing Loans”) pursuant to an amendment to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018, Amendment No. 5, dated March 11, 2019 and Amendment No. 6, dated May 22, 2019 (the “Term Loan Facility”).  Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments, which was increased to $275.0 million aggregate amount of revolving commitments (the “Incremental Revolving Commitments”) pursuant to an incremental amendment and joinder agreement entered into on August 17, 2020 (the “Incremental Amendment”).  The Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) and includes a $50.0 million letter of credit sub-facility.  The Incremental Revolving Commitments will terminate in March 2024.  Borrowings under the Revolving Credit Facility are available for general corporate purposes.  As of December 31, 2020, the Revolving Credit Facility was undrawn.  As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through the Incremental Amendment.

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

Additionally, the Company elected to exercise its reinvestment rights under the mandatory prepayment provisions of the Credit Agreement with respect to the net proceeds from the Company’s sale of its rights to RAVICTI and AMMONAPS outside of North America and Japan to Medical Need Europe AB, part of the Immedica Group (the “Immedica transaction”).  To the extent the Company had not applied such net proceeds to permitted acquisitions (including the acquisition of rights to products and products lines) and/or the acquisition of capital assets within 365 days of the receipt of proceeds from the Immedica transaction (or commit to so apply and then apply within 180 days after the end of such 365-day period), the Company was required to make a mandatory prepayment under the Credit Agreement in an amount equal to the unapplied net proceeds.  In March 2019, the Company repaid $35.0 million under the mandatory prepayment provisions of the Credit Agreement which was included in the $300.0 million repayment referred to above.

 The Borrower is permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium.  The Borrower is required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of the Company’s excess cash flow (subject to decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively).  The principal amount of the December 2019 Refinancing Loans is due and payable on May 22, 2026, the final maturity date of the December 2019 Refinancing Loans.

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

The interest on the Term Loan Facility is variable and as of December 31, 2020, the interest rate on the Term Loan Facility was 2.19% and the effective interest rate was 2.48%.

As of December 31, 2020, the fair value of the amounts outstanding under the Term Loan Facility was approximately $416.5 million, categorized as a Level 2 instrument, as defined in Note 12.

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

As of December 31, 2020, the interest rate on the 2027 Senior Notes was 5.50% and the effective interest rate was 5.76%.

As of December 31, 2020, the fair value of the 2027 Senior Notes was approximately $641.2 million, categorized as a Level 2 instrument, as defined in Note 12.

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

On August 3, 2020, the Company redeemed the remaining $1.7 million in aggregate principal amount of Exchangeable Senior Notes and made aggregate cash payments to the holders of such Exchangeable Senior Notes of $1.8 million, including accrued interest.  During the year ended December 31, 2020, the Company recorded a loss on debt extinguishment $31.9 million related to the Exchangeable Senior Notes.

NOTE 14 – LEASE OBLIGATIONS

As of December 31, 2020, the Company had the following office space lease agreements in place for real properties:

Location	Approximate Square Feet	Lease Expiry Date
Dublin, Ireland	18,900	November 4, 2029
Lake Forest, Illinois	160,000	March 31, 2031
Novato, California	61,000	August 31, 2021
South San Francisco, California	20,000	January 31, 2030
Chicago, Illinois	9,200	December 31, 2028
Mannheim, Germany	4,800	December 31, 2022
Other	8,800	March 31, 2021 to September 15, 2022

The above table does not include details of an agreement for lease entered into on October 14, 2019, relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  Lease commencement will begin when construction of the offices is completed by the lessor and the Company has access to begin the construction of leasehold improvements.  The Company expects to receive access to the office space and commence the related lease in the first half of 2021 and incur leasehold improvement costs during 2021 in order to prepare the building for occupancy.

In February 2020, the Company purchased a three-building campus in Deerfield, Illinois.  The Lake Forest office employees moved to the Deerfield campus in February 2021 and the Company is marketing the Lake Forest office space for sublease.  As of December 31, 2020, the right-of-use lease asset relating to the Lake Forest lease was $16.9 million.  If the expected rent payments received from subleasing the Lake Forest office are significantly lower than the rent payments that the Company will continue to pay on its lease, the Company may record an impairment charge relating to the right-of-use lease asset upon vacating the Lake Forest office.  Refer to Note 7 for further detail on the purchase of the Deerfield campus.

As of December 31, 2020 and 2019, the Company had right-of-use lease assets included in other assets of $34.4 million and $39.8 million, respectively; current lease liabilities included in accrued expenses of $4.1 million and $4.4 million, respectively; and non-current lease liabilities included in other long-term liabilities of $43.2 million and $46.5 million, respectively, in its consolidated balance sheets.  During the year ended December 31, 2020, the Company recorded an impairment charge of $1.7 million related to the Novato, California office lease, which was obtained through an acquisition in a prior year.  This charge was reported within selling, general and administrative expenses in the consolidated statement of comprehensive income (loss).

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Company’s consolidated balance sheet as of December 31, 2020 (in thousands):

2021	$7,296
2022	6,119
2023	5,969
2024	6,587
2025	6,836
Thereafter	33,241
Total lease payments	66,048
Imputed interest	(18,701)
Total operating lease liabilities	$47,347

The weighted-average discount rate and remaining lease term for operating leases as of December 31, 2020 was 7.08% and 9.83 years, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s supply agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance.  In addition, the Company must provide AGC Biologics with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order.  Under the Company’s supply agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order.  At December 31, 2020, the Company had total purchase commitments, including the minimum annual order quantities and binding firm orders, with AGC Biologics for TEPEZZA drug substance of €134.7 million ($164.6 million converted at an exchange rate as of December 31, 2020 of 1.2216), to be delivered through December 2022.  In addition, the Company had binding purchase commitments with Catalent for TEPEZZA drug product of $17.9 million, to be delivered through December 2021.

On December 17, 2020, the Company announced that it expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the Defense Production Act of 1950 (“DPA”) that dramatically restricted capacity available for the production of TEPEZZA at its drug product contract manufacturer, Catalent.  Pursuant to the DPA, Catalent was ordered to prioritize certain COVID-19 vaccine manufacturing at Catalent, resulting in the cancellation of previously guaranteed and contracted TEPEZZA drug product manufacturing slots in December 2020, which were required to maintain TEPEZZA supply.  To offset the reduced slots allowed by the DPA and Catalent, the Company accelerated plans to increase the production scale of TEPEZZA drug product.  In January 2021, the Company submitted a prior approval supplement to the FDA to support increased scale production of TEPEZZA drug product for the treatment of TED.  The submission includes data to support more product output with each manufacturing slot than is currently approved by the FDA.  The Company will continue to discuss potential additional data requirements and approval timeline with the FDA.  The Company continues to anticipate the disruption could last through the first quarter of 2021.  The length of the TEPEZZA supply disruption will depend on future manufacturing slots and whether future manufacturing slots are successfully completed as well as decisions by the FDA regarding the increased scale manufacturing process of TEPEZZA.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least 80 percent of its annual world-wide bulk product requirements for KRYSTEXXA from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three-year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA.  The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order.  The first nine months of the forecast are considered binding firm orders.  At December 31, 2020, the Company had a total purchase commitment, including the minimum annual order quantities and binding firm orders with BTG Israel, for KRYSTEXXA of $33.0 million, to be delivered through December 2026.  Additionally, there were other purchase orders relating to the manufacture of KRYSTEXXA of $1.5 million outstanding at December 31, 2020.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company.  Following the Company’s sale of the rights to IMUKIN in all territories outside of the United States, Canada and Japan to Clinigen Group plc (“Clinigen”), purchases of IMUKIN inventory are being resold to Clinigen.  The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least June 30, 2024.  As of December 31, 2020, the minimum purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $15.8 million (converted using a Dollar-to-Euro exchange rate of 1.2216 as of December 31, 2020) through June 2024.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, BUPHENYL, PROCYSBI, PENNSAID 2%, DUEXIS, RAYOS and QUINSAIR of $14.7 million were outstanding at December 31, 2020.

Royalty and Milestone Agreements

TEPEZZA

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

Under the Company’s license agreement with Roche, the Company is required to pay Roche up to CHF103.0 million ($116.4 million when converted using a CHF-to-Dollar exchange rate at December 31, 2020 of 1.1301) upon the attainment of various development, regulatory and sales milestones for TEPEZZA.  During the years ended December 31, 2019 and 2017, CHF3.0 million ($3.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0023) and CHF2.0 million ($2.0 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0169), respectively, was paid in relation to these milestones.  The Company made a milestone payment of CHF5.0 million ($5.2 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0382) during the first quarter of 2020.  The agreement with Roche also includes tiered royalties on annual worldwide net sales between 9 and 12 percent.

As of December 31, 2020, the Company recorded a liability of $123.4 million in accrued expenses representing net sales milestones for TEPEZZA.  During the second quarter of 2020, the Company recorded $67.0 million in relation to the expected attainment in 2020 of various net sales milestones payable under the acquisition agreement for River Vision and CHF30.0 million ($33.9 million when converted using a CHF-to-Dollar exchange rate as of December 31, 2020 of 1.1301) in relation to the expected attainment in 2020 of various net sales milestones payable to Roche.  During the third quarter of 2020, the Company recorded an additional CHF20.0 million ($22.6 million when converted using a CHF-to-Dollar exchange rate as of December 31, 2020 of 1.1301) in relation to the expected attainment in 2020 of various net sales milestones payable to Roche.  The timing of the payments is dependent on when the applicable milestone thresholds are attained.  The Company paid the milestones to Roche in February 2021 and expects to pay the applicable milestones to the former River Vision stockholders in March 2021.  In addition, the Company recorded $120.8 million as a finite lived intangible asset representing the developed technology for TEPEZZA on the consolidated balance sheet as of December 31, 2020 and the net foreign exchange loss of $2.6 million relating to remeasurement of the liability was recorded in the consolidated statement of comprehensive income (loss).

Under the Company’s license agreement with Lundquist Institute (formerly known as Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center) (“Lundquist”), the Company is required to pay Lundquist a royalty payment of less than 1 percent of TEPEZZA net sales.  The royalty terminates upon the expiration date of the longest-lived Lundquist patent rights, which is December 2021 for the U.S. rights.

Under the Company’s license agreement with Boehringer Ingelheim Biopharmaceuticals, the Company is required to pay Boehringer Ingelheim Biopharmaceuticals milestone payments totaling less than $2.0 million upon the achievement of certain TEPEZZA sales milestones.

For all of the royalty agreements entered into by the Company, a total royalty expense of $164.6 million was recorded in cost of goods sold in the consolidated statements of comprehensive income (loss) during the year ended December 31, 2020.  A total royalty expense of $71.5 million was recorded in cost of goods sold in the consolidated statements of comprehensive income (loss) during the year ended December 31, 2019.  A total net expense of $66.6 million was recorded during the year ended December 31, 2018, of which $68.5 million was recorded in “cost of goods sold” and $1.9 million was recorded in “selling, general and administrative” expenses in the consolidated statements of comprehensive income (loss).

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

VIMOVO

The Company is required to pay Miravo Healthcare (formerly known as Nuvo Pharmaceuticals Inc.) a 10 percent royalty on net sales of VIMOVO and other medicines sold by the Company, its affiliates or sublicensees during the royalty term that contain gastroprotective agents in a single fixed combination oral solid dosage form with nonsteroidal anti-inflammatory drugs, subject to minimum annual royalty obligations of $7.5 million.  These minimum royalty obligations will continue for each year during which one of Miravo’s patents covers such medicines in the United States and there are no competing medicines in the United States.  The royalty rate may be reduced to a mid-single digit royalty rate as a result of loss of market share to competing medicines.  The Company’s obligation to pay royalties to Miravo will expire upon the later of (a) expiration of the last-to-expire of certain patents covering such medicines in the United States, and (b) ten years after the first commercial sale of such medicines in the United States.

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

Other Agreements

On April 1, 2020, the Company acquired Curzion for an upfront payment of $45.0 million with additional payments of up to $15.0 million contingent on the achievement of certain development and regulatory milestones.  Under separate agreements, the Company is also required to make contingent payments upon the achievement of certain development and regulatory milestones and certain net sales thresholds.  These separate agreements also include mid to high-single-digit royalty payments based on the portion of annual worldwide net sales.

During the year ended December 31, 2020, the Company committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P.  As of December 31, 2020, the total carrying amount of the Company’s investments in these funds is $10.6 million, which is included in other assets in the consolidated balance sheet, and the Company’s total future commitments to these funds are $56.2 million.

On November 21, 2020, the Company entered into a global collaboration and license agreement with Halozyme that gives the Company exclusive access to Halozyme’s ENHANZE drug delivery technology for SC formulation of medicines targeting IGF-1R.  The Company intends to use ENHANZE to develop a SC formulation of TEPEZZA.  Under the terms of the agreement, the Company agreed to pay Halozyme an upfront cash payment of $30.0 million with additional potential future milestone payments of up to $160.0 million contingent on the satisfaction of certain development and sales thresholds.  The upfront payment was paid in December 2020.

As of December 31, 2020, the Company has $25.0 million of non-cancellable advertising commitments due within one year, primarily related to agreements for advertising for TEPEZZA and KRYSTEXXA.

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

On August 17, 2016, the District Court issued a Markman opinion holding certain of the asserted claims of seven of the Company’s patents covering PENNSAID 2% invalid as indefinite.  On March 16, 2017, the Court granted Actavis’ motion for summary judgment of non-infringement of the asserted claims of three of the Company’s patents covering PENNSAID 2%.  In view of the Markman and summary judgment decisions, a bench trial was held from March 21, 2017 through March 30, 2017, regarding a claim of one of the Company’s patents covering PENNSAID 2%.  On May 14, 2017, the Court issued its opinion upholding the validity of the claim of the patent, which Actavis had previously admitted its proposed generic diclofenac sodium topical solution product would infringe.  Actavis filed its Notice of Appeal on June 16, 2017.  The Company also filed its Notice of Appeal of the District Court’s rulings on certain claims of the Company’s patents covering PENNSAID 2%.  On October 10, 2019, the Federal Circuit Court of Appeals affirmed the District Court’s judgment of validity of U.S Patent No. 9,066,913 (the “‘913 patent”), and its finding that the Actavis generic product would infringe the ‘913 patent.  The Federal Circuit also affirmed the District Court’s summary judgment finding that certain patents are invalid for indefiniteness and would not be infringed.  On July 29, 2020, the Company filed a Petition for Certiorari to the United States Supreme Court seeking review of the Federal Circuit’s ruling invalidating certain patents.  On November 2, 2020, the Supreme Court denied the Company’s Petition for Certiorari.

On August 18, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Actavis for patent infringement of four of the Company’s newly issued patents covering PENNSAID 2%.  All four of such patents are listed in the Orange Book.  This litigation is currently stayed by agreement of the parties.

DUEXIS

On May 29, 2018, the Company received notice from Alkem Laboratories, Inc. (“Alkem”) that it had filed an ANDA with the FDA seeking approval of a generic version of DUEXIS.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering DUEXIS are invalid and/or will not be infringed by Alkem’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of Delaware against Alkem on July 9, 2018, seeking an injunction to prevent the approval of Alkem’s ANDA and/or to prevent Alkem from selling a generic version of DUEXIS.  The litigation went to trial on September 14, 2020.  On November 30, 2020, the District Court issued an adverse judgment against the Company, invalidating U.S Patent No. 8,607,033 and finding that Alkem’s generic product would not infringe the ‘033 patent.  And following an adverse claim construction ruling, the District Court entered a judgment that the Alkem generic product would not infringe U.S. Patent No. 8,607,451, subject to the Company’s right to appeal the District Court’s claim construction ruling.  On December 23, 2020, the Company initiated an appeal of the adverse judgments on the ‘033 and ‘451 patents with the Federal Circuit Court of Appeals.

On September 26, 2018, the Company received notice from Teva Pharmaceuticals USA, Inc. (“Teva USA”) that it had filed an ANDA with the FDA seeking approval of a generic version of DUEXIS.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering DUEXIS are invalid and/or will not be infringed by Teva USA’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of New Jersey against Teva USA on July 2, 2020, seeking to prevent Teva USA from selling a generic version of DUEXIS.  The parties are currently engaged in discovery. The court has not yet set a trial date.

VIMOVO

On February 18, 2020, the FDA granted final approval for Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”) generic version of VIMOVO.  On February 27, 2020, Dr. Reddy’s launched its generic version of VIMOVO in the United States, and the Company now faces generic competition with respect to VIMOVO.  The Company continues to assert claims of infringement against Dr. Reddy’s based on U.S. Patent No. 8,858,996 and U.S. Patent No. 9,161,920 in the District Court for the District of New Jersey. Settlements have been reached with four other generic companies: (i) Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida) and Actavis Pharma, Inc., (ii) Lupin Limited (“Lupin”) and Lupin Pharmaceuticals, Inc., (iii) Mylan Pharmaceuticals Inc., Mylan Laboratories Limited, and Mylan Inc. (collectively, “Mylan”), and (iv) Ajanta Pharma Ltd. and Ajanta Pharma USA Inc.  Under the settlement agreements, the license entry date was August 1, 2024; however, the entry date under all four licenses was accelerated and the licenses became effective upon Dr. Reddy’s launch of its generic version of VIMOVO on February 27, 2020. A settlement has also been reached with Anchen Pharmaceuticals, Inc. (“Anchen”) following its conversion of a prior Paragraph III Patent Certification to a Paragraph IV Patent Certification. Under the Anchen settlement, the license entry date is upon the expiration of the ‘996 and ‘920 patents on May 31, 2022, or potentially earlier upon certain circumstances.

On November 19, 2018, the District Court granted Dr. Reddy’s and Mylan’s summary judgment ruling that U.S Patent Numbers 9,220,698 and 9,393,208 are invalid, and on January 21, 2019, it entered final judgment against the ‘698 and ‘208 patents and U.S. Patent Number 8,945,621.  On February 21, 2019, the Company appealed the adverse judgments on the ‘208 and ‘698 patents to the Federal Circuit Court of Appeals.  On January 6, 2021, the Federal Circuit affirmed the District Court judgments invalidating the ‘208 and ‘698 patents.

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

NOTE 17 – SHAREHOLDERS’ EQUITY

During the year ended December 31, 2020, the Company issued 13.6 million ordinary shares in connection with the closing of its underwritten public equity offering on August 11, 2020.  The Company received net proceeds of approximately $919.8 million after deducting underwriting discounts and other offering expenses payable by the Company in connection with such offering.

During the year ended December 31, 2020, the Company issued an aggregate of 5.9 million of ordinary shares in connection with stock option exercises, the vesting of restricted stock units and performance stock units, and employee share purchase plan purchases.  The Company received a total of $53.0 million in net proceeds in connection with such issuances.

During the year ended December 31, 2020, the Company made payments of $66.5 million for employee withholding taxes relating to share-based awards.

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

2020 Employee Stock Purchase Plan.  On February 19, 2020, the compensation committee of the Company’s board of directors (the “Compensation Committee”) adopted, subject to shareholder approval, the 2020 Employee Share Purchase Plan (“2020 ESPP”), as successor to and continuation of the 2014 ESPP, including increasing the number of ordinary shares available for issuance to the Company’s employees pursuant to the exercise of purchase rights under our purchase plans by an additional 2,500,000 shares.  On April 30, 2020, the shareholders of the Company approved the 2020 ESPP.

As of December 31, 2020, an aggregate of 2,994,723 ordinary shares were authorized and available for future issuance under the 2014 ESPP and 2020 ESPP combined.  The 2014 ESPP will terminate following its final purchase date in June 2021.  Any unpurchased shares that remain subject to the share reserve of the 2014 ESPP following its final purchase date will be added to the 2,500,000 shares initially approved for the 2020 ESPP’s share reserve and will be available for future issuance pursuant to purchase rights granted under the 2020 ESPP.

Share-Based Compensation Plans

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

The 2014 EIP provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock awards that may be settled in cash, shares or other property to the employees of the Company (or a subsidiary company). During the year ended December 31, 2017, the Compensation Committee approved an amendment to the 2014 EIP to reserve additional shares to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company) (the “2017 Inducement Pool”), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules, (“Rule 5635(c)(4)”).  The 2014 EIP was amended by the Compensation Committee without shareholder approval pursuant to Rule 5635(c)(4).  An amendment to the 2014 EIP increasing the number of ordinary shares that may be issued under the 2014 EIP by 10,800,000 ordinary shares was approved by the Compensation Committee on February 21, 2018 and by the shareholders of the Company on May 3, 2018.

On February 19, 2020, the Compensation Committee adopted, subject to shareholder approval, the 2020 Equity Incentive Plan (“2020 EIP”), as successor to and continuation of the 2014 EIP, including increasing the number of ordinary shares available for the grant of equity awards to the Company’s employees by an additional 6,900,000 shares.  On April 30, 2020, the shareholders of the Company approved the 2020 EIP.

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

As of December 31, 2020, an aggregate of 12,381,337 ordinary shares were authorized and available for future grants under the 2020 EIP and an aggregate of 574,193 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Equity Plan.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2020:

			Weighted Average
		Weighted	Contractual Term	Aggregate
		Average	Remaining	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of December 31, 2019	9,564,202	$19.85	5.43	$156,270
Granted	—	—
Exercised	(2,347,131)	15.70
Forfeited	(61,436)	16.11
Expired	(26,020)	24.34
Outstanding as of December 31, 2020	7,129,615	21.24	4.60	370,073
Exercisable as of December 31, 2020	7,012,012	$21.25	4.55	$363,947

Stock options typically have a contractual term of ten years from grant date.

The following table summarizes the Company’s outstanding stock options at December 31, 2020:

	Options Outstanding			Options Exercisable
			Weighted Average		Weighted	Weighted Average
		Weighted	Remaining		Average	Remaining
	Number of options	Average	Contractual	Number	Exercise	Contractual
Exercise Price Ranges	outstanding	Exercise Price	Term (in years)	Exercisable	Price	Term (in years)
$2.01 - $4.00	62,713	$2.70	2.24	62,713	$2.70	2.24
$4.01- $8.00	83,752	7.10	2.53	83,752	7.10	2.53
$8.01 - $12.00	127,841	8.85	3.42	127,841	8.85	3.42
$12.01 - $17.00	1,343,025	14.14	5.03	1,304,048	14.14	4.98
$17.01 - $22.00	1,082,341	17.96	5.51	1,050,217	17.98	5.49
$22.01 - $28.00	2,521,823	22.28	4.23	2,521,823	22.28	4.23
$28.01 - $36.00	1,908,120	28.80	4.52	1,861,618	28.79	4.41
	7,129,615	$21.24	4.60	7,012,012	$21.25	4.55

During the year ended December 31, 2020, the Company did not grant any stock options.  During the years ended December 31, 2019 and 2018, the Company granted stock options to purchase an aggregate of 69,752 and 403,973 ordinary shares, respectively, with a weighted average grant date fair value of $15.77 and $6.93, respectively.

The total intrinsic value of the options exercised during the years ended December 31, 2020, 2019 and 2018 was $79.8 million, $28.2 million and $17.0 million, respectively.  The total fair value of stock options vested during the years ended December 31, 2020, 2019 and 2018 was $3.5 million, $13.8 million and $36.6 million, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model.  The determination of the fair value of each stock option is affected by the Company’s share price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected share price volatility over the expected term of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2019 and 2018, and assumptions used to value stock options, are as follows:

	2019	2018
Dividend yield	—	—
Risk-free interest rate	1.6%	2.3%-2.8%
Weighted average volatility	56.5%	49.5%
Expected term (in years)	6.00	5.56
Weighted average grant date fair value per share of options granted	$15.77	$6.93

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

Expected Term

Given the Company’s limited historical exercise behavior, the expected term of options granted was determined using the “simplified” method since the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.  Under this approach, the expected term was presumed to be the average of the vesting term and the contractual life of the option.

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

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended December 31, 2020:

		Weighted Average
	Number of	Grant-Date Fair
	Units	Value Per Units
Outstanding as of December 31, 2019	6,541,224	$18.55
Granted	2,781,080	39.01
Vested	(2,995,881)	18.21
Forfeited	(417,303)	25.40
Outstanding as of December 31, 2020	5,909,120	$27.87

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

During the years ended December 31, 2020, 2019 and 2018, the Company granted 2,781,080, 3,581,848 and 4,983,368 restricted stock units to acquire shares of the Company’s ordinary shares to its employees and non-executive directors, respectively, with a weighted average grant date fair value of $39.01, $21.69 and $15.85, respectively.  The restricted stock units vest annually, with a vesting period ranging from two to four years.  The Company accounts for the restricted stock units as equity-settled awards in accordance with ASU No. 2017-09.  The total fair value of restricted stock units vested during the years ended December 31, 2020, 2019 and 2018 was $54.6 million, $76.4 million and $43.6 million, respectively.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the year ended December 31, 2020:

		Weighted		Recorded
		Average		Weighted
		Grant-Date	Average	Average
	Number	Fair Value	Illiquidity	Fair Value
	of Units	Per Unit	Discount	Per Unit
Outstanding as of December 31, 2019	3,558,900
Granted	587,802	$42.38	8.13%	$38.94
Forfeited	(224,145)	25.60	(1.34)%	25.94
Vested	(1,401,574)	20.85	0.00%	20.85
Performance Based Adjustment (1)	89,941	20.24	0.00%	20.24
Outstanding as of December 31, 2020	2,610,924

(1)	Represents adjustment based on the net sales performance criteria meeting 119.2% of target as of December 31, 2019 for the 2019 PSUs (as defined below).

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

All PSUs outstanding at December 31, 2020 may vest in a range of between 0% and 200%, with the exception of the modified KRYSTEXXA 2020 Net Sales PSUs which are now capped at 150%, based on the performance metrics described above.  The Company accounts for the 2019 PSUs and 2020 PSUs as equity-settled awards in accordance with ASC 718.  Because the value of the 2019 Relative TSR PSUs and 2020 Relative TSR PSUs are dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the 2019 Relative TSR PSUs and 2020 Relative TSR PSUs.  As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2020 PSUs during the year ended December 31, 2020, include:

Valuation date stock price	$36.10
Expected volatility	47.3%
Risk-free rate	1.5%

The value of the 2020 Net Sales PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full-period performance against targets, and the Company adjusts the expense quarterly.

 On January 4, 2019, the Company awarded a company-wide grant of PSUs (the “TEPEZZA PSUs”).  Vesting of the TEPEZZA PSUs was contingent upon receiving shareholder approval of amendments to the 2014 EIP, which approval was received on May 2, 2019.  The TEPEZZA PSUs were generally eligible to vest contingent upon receiving approval of the TEPEZZA biologics license application from the FDA no later than September 30, 2020 and the employee’s continued service with the Company.  In January 2020, the Company received TEPEZZA approval from the FDA and the Company started recognizing the expense related to the TEPEZZA PSUs on that date.  As of December 31, 2020, there were 696,924 TEPEZZA PSUs outstanding.  For members of the executive committee, one-third of the TEPEZZA PSUs vested on the FDA approval date and one-third will vest on each of the first two anniversaries of the FDA approval date, subject to the employee’s continued service through the applicable vesting dates.  For all other participants, one-half of the TEPEZZA PSUs vested on the FDA approval date and one-half vested on the one-year anniversary of the FDA approval date, subject to the employee’s continued service through the vesting date.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Years Ended
	December 31,
	2020	2019	2018
Share-based compensation expense:
Cost of goods sold	$7,203	$3,818	$3,699
Research and development	13,973	9,117	8,880
Selling, general and administrative	125,451	78,280	102,281
Total share-based compensation expense	$146,627	$91,215	$114,860

During the years ended December 31, 2020 and 2019, the Company recognized $29.3 million and $9.1 million of a tax benefit, respectively, related to share-based compensation resulting primarily from the fair value of equity awards in effect at the time of the exercise of stock options and vesting of restricted stock units and PSUs.  As of December 31, 2020, the Company estimates that pre-tax unrecognized compensation expense of $139.2 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the second quarter of 2023.  The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2020 EIP.

Cash Incentive Program

On January 5, 2018, the Compensation Committee approved a performance cash incentive program for the Company’s executive leadership team, including its executive officers (the “Cash Incentive Program”).  Participants receiving awards under the Cash Incentive Program are eligible to earn a cash bonus based upon the achievement of specified Company goals, which both performance criteria were met on or before December 31, 2018.  The Company determined that the cash bonus award under the Cash Incentive Program is to be paid out at the maximum 150% target level of $14.1 million.  The first and second installments were paid in January 2019 and January 2020, respectively, and the remaining installment vested and was paid in January 2021.

The Company accounted for the Cash Incentive Program as a deferred compensation plan under ASC 710 and is recognizing the payout expense using straight-line recognition through the end of the 36-month vesting period.  During the year ended December 31, 2020, the Company recorded an expense of $3.7 million, to the consolidated statement of comprehensive income (loss) related to the Cash Incentive Program.

NOTE 19 – INCOME TAXES

The Company’s income (loss) before expense (benefit) for income taxes by jurisdiction for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Ireland	$94,527	$77,272	$(10,944)
United States	(13,716)	(21,269)	(179,388)
Other foreign	320,834	(76,227)	107,200
Income (loss) before expense (benefit) for income taxes	$401,645	$(20,224)	$(83,132)

The components of the expense (benefit) for income taxes were as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Current expense (benefit) provision
Ireland	$14,413	$(1,233)	$(245)
U.S. – Federal and State	18,418	(4,663)	42,791
Other foreign	1,597	1,257	843
Total current expense (benefit) provision	34,428	(4,639)	43,389
Deferred benefit provision
Ireland	$(15,844)	$(556,370)	$(14,184)
U.S. – Federal and State	(824)	(7,581)	(62,788)
Other foreign	(5,911)	(24,654)	(11,169)
Total deferred benefit	(22,579)	(588,605)	(88,141)
Total expense (benefit) for income taxes	$11,849	$(593,244)	$(44,752)

Total expense for income taxes was $11.8 million for the year ended December 31, 2020 and total benefit for income taxes was $593.2 million and $44.8 million for the years ended December 31, 2019 and 2018, respectively.  The current tax expense of $34.4 million for the year ended December 31, 2020 was primarily attributable to an Irish corporation tax liability, U.S. federal tax liability and U.S. state tax liabilities of $14.4 million, $12.7 million and $2.7 million, respectively, arising on taxable income generated during the year ended December 31, 2020.  The deferred tax benefit of $22.6 million for the year ended December 31, 2020, was primarily attributable to $7.8 million deferred tax benefit resulting from the loss on debt extinguishment recorded on exchange of our Exchangeable Senior Notes, the recognition of a deferred tax asset resulting from an intercompany transfer of an intellectual property asset to an Irish subsidiary of $6.0 million and the tax benefit recognized on intercompany inventory transfers of $5.9 million.

A reconciliation between the Irish statutory income tax rate to the Company’s effective tax rate for 2020, 2019 and 2018 is as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Irish income tax at statutory rate (12.5%)	$50,206	$(2,528)	$(10,392)
Foreign tax rate differential	(46,382)	14,111	8,927
Share-based compensation	(23,793)	(4,614)	21,383
U.S. federal and state tax credits	(13,809)	(16,752)	(4,405)
Intercompany inventory transfers	(5,918)	(24,654)	(11,169)
Change in U.S. state effective tax rate	(1,737)	(1,551)	8,103
Notional interest deduction	—	(19,982)	(24,455)
Liquidation of foreign partnership	—	—	(42,689)
Write-off and reinstatement of U.S. deferred tax asset related to interest expense carryforwards due to the Tax Act	—	—	(37,392)
Disallowed interest	236	1,749	3,023
U.S state income taxes	724	(135)	(6,515)
Uncertain tax positions	1,593	(382)	2,456
Change in valuation allowances	4,183	4,069	(1,115)
Intercompany transfer of IP assets	5,193	(553,334)	45,780
Non-deductible in-process research and development costs	9,475	—	—
Disqualified compensation expense	14,601	7,219	4,831
Write-off of U.S. deferred tax asset related to interest expense due to Anti-Hybrid Rules	15,250	—	—
Other, net	2,027	3,540	(1,123)
Expense (benefit) for income taxes	$11,849	$(593,244)	$(44,752)
Effective income tax rate	3.0%	2933.5%	53.8%

The overall effective income tax rate for 2020 of 3.0% was a lower rate than the Irish statutory rate of 12.5% primarily attributable to a tax benefit of $46.4 million recognized on the pre-tax income and losses generated in jurisdictions with statutory tax rates different than the Irish statutory tax rate, the excess tax benefits recognized on share-based compensation of $23.8 million and $13.8 million of U.S. Federal and state tax credits generated during the year.  These tax benefits are partially offset by tax expense of $15.2 million recorded following the publication by the United States Department of Treasury and the Internal Revenue Service of the Final Regulations on the Anti-Hybrid Rules to write off a deferred tax asset related to certain interest expense accrued to a foreign related party, a tax expense of $14.6 million on non-deductible officer’s compensation and tax expense of $9.5 million on non-deductible IPR&D expenses recorded in connection with the acquisition of Curzion.

The overall effective income tax rate for 2019 of 2,933.5% was a higher benefit rate than the Irish statutory rate of 12.5% primarily attributable to the recognition of a $553.3 million deferred tax asset resulting from an intercompany transfer of intellectual property assets to an Irish subsidiary, a $24.7 million tax benefit recognized on intercompany inventory transfers, a $20.0 million tax benefit recognized on the Company’s notional interest deduction, $16.8 million of U.S. Federal and state tax credits generated during the year (inclusive of the deferred credit amortization) and the excess tax benefits recognized on share-based compensation of $4.6 million.  These tax benefits are partially offset by tax expense of $14.1 million on the pre-tax income and losses generated in jurisdictions with statutory tax rates different than the Irish statutory tax rate, a tax expense of $7.2 million on non-deductible officer’s compensation and a tax expense of $4.1 million on increases in net valuation allowances.

The overall effective income tax rate for 2018 of 53.8% was a higher benefit rate than the Irish statutory rate of 12.5% primarily due to a $42.7 million U.S. federal tax benefit and $7.9 million U.S. state tax benefit was recorded with respect to the liquidation of a foreign partnership, a $37.4 million tax benefit resulting from a measurement period adjustment under SAB 118 to reinstate the deferred tax asset related to our U.S. interest expense carryforwards under Section 163(j) of the Internal Revenue Code (“Section 163(j)”) to reflect the guidance issued by the U.S. Treasury Department and the U.S. Internal Revenue Service in Notice 2018-28, a $24.5 million tax benefit on the Company’s notional interest deduction and a $11.2 million tax benefit recognized on intercompany inventory transfers.  These tax benefits are partially offset by tax expense of $45.8 million on an intercompany transfer of asset other than inventory, a tax expense of $21.4 million on non-deductible share-based compensation expenses, which includes the previously recognized share-based compensation expense relating to PSUs which was charged to income tax expense during the year ended December 31, 2018, of $23.3 million, a tax expense of $8.9 million on the income earned in higher tax rate jurisdictions and a tax expense of $8.1 million resulting from the remeasurement of net U.S. deferred tax liabilities attributable to state legislation as enacted during the current year.

The change in the effective income tax rate in 2020 compared to that in 2019 was primarily due to the recognition of a deferred tax asset of $553.3 million resulting from an intercompany transfer of intellectual property assets to an Irish subsidiary during the year ended December 31, 2019.

The increase in the effective income tax rate in 2019 compared to that in 2018 was primarily due to the recognition of a deferred tax asset of $553.3 million resulting from an intercompany transfer of intellectual property assets to an Irish subsidiary during the year ended December 31, 2019.

Significant components of the Company’s net deferred tax assets and liabilities, are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Intangible assets	$362,599	$332,764
Net operating loss carryforwards	34,258	35,762
Intercompany interest	42,239	60,885
Accrued compensation	54,770	40,851
Accruals and reserves	18,267	14,097
U.S. federal and state credits	17,893	12,977
Other	—	5,345
Total deferred tax assets	530,026	502,681
Valuation allowance	(33,985)	(29,268)
Deferred tax assets, net of valuation allowance	$496,041	$473,413
Deferred tax liabilities:
Debt discount	$1,271	$12,495
Other	403	—
Total deferred tax liabilities	1,674	12,495
Net deferred income tax asset	$(494,367)	$(460,918)

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

No provision has been made for income taxes on undistributed earnings of subsidiaries because it is the Company’s intention to indefinitely reinvest outside of Ireland undistributed earnings of its subsidiaries.  In the event of the distribution of those earnings to Ireland in the form of dividends, a sale of the subsidiaries, or certain other transactions, the Company may be liable for income taxes in Ireland.  The cumulative unremitted earnings of the Company as of December 31, 2020, were approximately $4.6 billion, and the Company estimates that it would incur approximately $88.2 million of additional income tax on unremitted earnings were they to be remitted to Ireland.

As of December 31, 2020, the Company had net operating loss carryforwards of approximately $61.5 million for U.S. federal, $25.0 million for various U.S. states and $6.2 million for non-U.S. losses.  Net operating loss carryforwards for U.S. federal income tax purposes that were generated prior to January 1, 2018, have a twenty-year carryforward life and the earliest layers will begin to expire in 2031.  Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in taxable years beginning after December 31, 2017, to the extent such net operating losses are carried forward into taxable years beginning after December 31, 2020, is limited to 80 percent of the then current year’s taxable income.  Under the CARES Act, U.S. federal net operating losses arising in a tax year beginning after December 31, 2017, and before January 1, 2021, can be carried back five years.  It remains uncertain if and to what extent various U.S. states will conform to the Tax Act and the CARES Act.  U.S. state net operating losses will start to expire in 2021 for the earliest net operating loss layers to the extent there is not sufficient state taxable income to utilize those net operating loss carryovers.  Irish net operating losses may be carried forward indefinitely and therefore have no expiration.  Utilization of the U.S. net operating loss carryforwards may be subject to annual limitations as prescribed by federal and state statutory provisions.  The imposition of the annual limitations may result in a portion of the net operating loss carryforwards expiring unused.

Utilization of certain net operating loss and tax credit carryforwards in the United States is subject to an annual limitation due to ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code.  The Company is limited under the annual limitation of $7.7 million from the year 2021 until 2028 on certain net operating losses generated before an August 2, 2012 ownership change.  The U.S. federal net operating loss carryforward and U.S. federal tax credit carryforward limitation is cumulative such that any use of the carryforwards below the limitation in a particular tax year will result in a corresponding increase in the limitation for the subsequent tax year.

At December 31, 2020, the Company had $5.0 million and $19.2 million of U.S. federal and state income tax credits, respectively, to reduce future tax liabilities.  The federal income tax credits consisted primarily of research and development credits.  The U.S. state income tax credits consisted primarily of California research and development credits and the Illinois Economic Development for a Growing Economy (“EDGE”) tax credits.  The U.S. federal research and development credits have a twenty-year carryforward life and will begin to expire in 2040.  The California research and development credits have indefinite lives and therefore are not subject to expiration.  The EDGE credits have a five-year carryforward life following the year of generation and will begin to expire in 2021.

A reconciliation of the beginning and ending amounts of valuation allowances for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

Valuation allowances at December 31, 2017	$(25,650)
Increase for 2018 activity	(3,328)
Release of valuation allowances	2,506
Valuation allowances at December 31, 2018	$(26,472)
Increase for 2019 activity	(5,693)
Release of valuation allowances	2,897
Valuation allowances at December 31, 2019	$(29,268)
Increase for 2020 activity	(8,841)
Release of valuation allowances	4,124
Valuation allowances at December 31, 2020	$(33,985)

Deferred tax valuation allowances increased by $4.7 million during the year ended December 31, 2020, increased by $2.8 million during the year ended December 31, 2019 and decreased by $0.8 million during the year ended December 31, 2018.  For the year ended December 31, 2020, the net increase in valuation allowances resulted primarily from additional U.S. state tax credits and state net operating losses which are unlikely to be realized in the foreseeable future, partially offset by the release of a portion of the valuation allowances with respect to the U.S. capital loss carryforwards which expired unused.  The Company continues to carry its deferred tax asset established in Ireland, which was recognized at the end of 2019, pursuant to an intercompany transfer of intellectual property assets.  The Company has evaluated the need for a valuation allowance with respect to this deferred tax asset, and as part of that analysis, the Company reviewed its projected earnings in the foreseeable future.  Based upon all available evidence, it is more likely than not that we would be able to fully realize the tax benefit on the deferred tax asset resulting from the intercompany transfer of intellectual property assets.

The changes in the Company's uncertain income tax positions for the years ended December 31, 2020, 2019 and 2018, excluding interest and penalties, consisted of the following (in thousands):

	For the Years Ended
	December 31,
	2020	2019	2018
Beginning balance – uncertain tax positions	$27,428	$26,306	$23,404
Tax positions in the year:
Additions	3,837	2,553	1,899
Acquired uncertain tax positions	—	—	—
Tax positions related to prior years:
Additions	—	1,663	1,531
Settlements and lapses	(1,834)	(3,094)	(528)
Ending balance – uncertain tax positions	$29,431	$27,428	$26,306

For the year ended December 31, 2020, the net increase in uncertain tax positions was primarily attributable to additional U.S. federal research and development credits generated during the year, partially offset by lapses in statute for a portion of uncertain tax positions in jurisdictions outside of the United States.  In the Company’s consolidated balance sheet, uncertain tax positions (including interest and penalties) of $24.8 million were included in other long-term liabilities, and an additional $6.4 million was included in deferred tax assets.

At December 31, 2020, penalties of $0.3 million and interest of $1.5 million are included in the balance of the uncertain tax positions and penalties of $0.2 million and interest of $2.0 million were included in the balance of uncertain tax positions at December 31, 2019.  The Company classifies interest and penalties with respect to income tax liabilities as a component of income tax expense.  The Company assessed that its liability for uncertain tax positions will not significantly change within the next twelve months.  If these uncertain tax positions are released, the impact on the Company’s tax provision would be a benefit of $30.2 million, including interest and penalties.

The Company files income tax returns in Ireland, in the United States for federal and various states, as well as in certain other jurisdictions.  At December 31, 2020, all open tax years in U.S. federal and certain state jurisdictions date back to 2006 due to the taxing authorities’ ability to adjust operating loss carryforwards.  In Ireland, the statute of limitations expires five years from the end of the tax year or four years from the time a tax return is filed, whichever is later.  Therefore, the earliest year open to examination is 2016 with the lapse of statute occurring in 2021.  No changes in settled tax years have occurred to date.

NOTE 20 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) retirement savings plan covering all of its U.S. employees, whereby an eligible employee may elect to contribute a portion of his or her salary on a pre-tax basis, subject to applicable federal limitations.  The Company is not required to make any discretionary matching of employee contributions.  The Company makes a matching contribution equal to 100% of each employee’s elective contribution to the plan of up to 3% of the employee’s eligible pay, and 50% for the next 2% of the employee’s eligible pay.  The full amount of this employer contribution is immediately vested in the plan.  For the years ended December 31, 2020, 2019 and 2018, the Company recorded defined contribution expense of $12.0 million, $6.2 million and $5.2 million, respectively.  The Company recorded an out of period adjustment during the year ended December 31, 2020, that increased employee benefit plan expense. Refer to Note 1 for further detail.

The Company’s wholly owned Irish subsidiary sponsors a defined contribution plan covering all of its employees in Ireland.  For the years ended December 31, 2020, 2019 and 2018, the Company recognized expenses of $0.8 million, $0.6 million and $0.6 million, respectively, under this plan.

The Company has a non-qualified deferred compensation plan for executives.  The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan.  As of December 31, 2020 and 2019, the deferred compensation plan liabilities totaled $18.4 million and $12.7 million, respectively, and are included in “other long-term liabilities” in the consolidated balance sheet.  The Company held funds of approximately $18.4 million and $12.7 million in an irrevocable grantor's rabbi trust as of December 31, 2020 and 2019, respectively, related to this plan.  Rabbi trust assets are classified as trading marketable securities and are included in “other current assets” in the consolidated balance sheets.  Unrealized gains and losses on these marketable securities are included in “other income” in the consolidated statements of comprehensive income (loss).  For the years ended December 31, 2020, 2019 and 2018, the Company recognized expenses of $1.1 million, $1.1 million and $0.9 million, respectively, under this plan.

NOTE 21 – SUBSEQUENT EVENT

On January 31, 2021, the Company entered into an Agreement and Plan of Merger with Viela and the other parties signatory thereto, pursuant to which, among other things, the Company agreed to acquire all of the issued and outstanding shares of Viela common stock for $53.00 per share in cash, which represents a fully diluted equity value of approximately $3.05 billion, or approximately $2.67 billion net of Viela's cash and cash equivalents.  The transaction is expected to close by the end of the first quarter of 2021.

In addition, in connection with the Company’s pending acquisition of Viela, the Company entered into an amended and restated commitment letter (the “Commitment Letter”) with Morgan Stanley Senior Funding, Inc., Citigroup Global Markets, Inc. and JPMorgan Chase Bank, N.A. (together, the “Commitment Parties”), pursuant to which the Commitment Parties have provided commitments, subject to certain conditions, to provide $1,300 million of senior secured term loans, the proceeds of which, in addition to a portion of the Company’s existing cash on hand, will be used to pay the consideration for the Viela acquisition.

NOTE 22 – SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

2020	First	Second	Third	Fourth
Net sales	$355,909	$462,779	$636,427	$745,314
Gross profit	258,493	341,264	484,952	583,025
Operating (loss) income	(16,491)	37,864	228,582	240,071
Net (loss) income	(13,591)	(80,010)	292,840	190,557
Net (loss) income per ordinary share - basic	$(0.07)	$(0.42)	$1.38	$0.86
Net (loss) income per ordinary share - diluted	(0.07)	(0.42)	1.31	0.82

2019	First	Second	Third	Fourth (1)
Net sales	$280,371	$320,647	$335,466	$363,545
Gross profit	192,229	231,484	245,517	268,624
Operating (loss) income	(1,795)	25,112	48,619	54,675
Net (loss) income	(32,863)	(5,120)	18,234	592,769
Net (loss) income per ordinary share - basic	$(0.19)	$(0.03)	$0.10	$3.16
Net (loss) income per ordinary share - diluted	(0.19)	(0.03)	0.09	2.84

(1)	During the year ended December 31, 2019, the Company prospectively applied the if-converted method to the Exchangeable Senior Notes when determining the diluted net income (loss) per share.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Each of the Three Fiscal Years Ended December 31, 2020, 2019 and 2018:

	Balance at	Additions charged to	Deductions	Balance at
Valuation and Qualifying Accounts	beginning	costs and	from	end of
(in thousands)	of period	expenses	reserves	period
Year ended December 31, 2020:
Allowance for returns	45,082	16,446	(20,610)	40,918
Allowance for prompt pay discounts	7,189	45,886	(47,895)	5,180
Year ended December 31, 2019:
Allowance for returns	39,041	25,813	(19,772)	45,082
Allowance for prompt pay discounts	9,113	64,968	(66,892)	7,189
Year ended December 31, 2018:
Allowance for returns	37,862	25,111	(23,932)	39,041
Allowance for prompt pay discounts	9,234	75,121	(75,242)	9,113

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON THERAPEUTICS PLC

Dated: February 24, 2021	By:	/s/ Timothy Walbert
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

SIGNATURE	TITLE	DATE

/s/ TIMOTHY WALBERT	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 24, 2021
Timothy Walbert

/s/ PAUL W. HOELSCHER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Paul W. Hoelscher

/s/ MILES W. MCHUGH Miles W. McHugh	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021

/s/ MICHAEL GREY	Director	February 24, 2021
Michael Grey

/s/ WILLIAM F. DANIEL	Director	February 24, 2021
William F. Daniel

/s/ JEFF HIMAWAN	Director	February 24, 2021
Jeff Himawan, Ph.D.

/s/ SUSAN MAHONY
Susan Mahony, Ph.D.	Director	February 24, 2021

/s/ GINO SANTINI
Gino Santini	Director	February 24, 2021

/s/ JAMES SHANNON
James Shannon, M.D.	Director	February 24, 2021

/s/ H. THOMAS WATKINS
H. Thomas Watkins	Director	February 24, 2021
	Director	February 24, 2021
/s/ PASCALE WITZ
Pascale Witz