Form 10-Q
period 2021-03-31
Horizon Therapeutics Public Ltd Co
filed 2021-05-05
CIK 1492426

nte

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of April 29, 2021: 224,768,551.

                                                                        HORIZON THERAPEUTICS PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except nominal value and share data)

	As of	As of
	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$811,609	$2,079,906
Restricted cash	3,839	3,573
Accounts receivable, net	443,172	659,701
Inventories, net	238,306	75,283
Prepaid expenses and other current assets	334,442	251,945
Total current assets	1,831,368	3,070,408
Property and equipment, net	201,857	189,037
Developed technology and other intangible assets, net	3,210,221	1,782,962
In-process research and development	880,000	—
Goodwill	1,076,388	413,669
Deferred tax assets, net	589,618	560,841
Other assets	57,158	55,699
Total assets	$7,846,610	$6,072,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,986	$37,710
Accrued expenses	389,626	485,567
Accrued trade discounts and rebates	325,232	352,463
Long-term debt—current portion	16,000	—
Total current liabilities	773,844	875,740
LONG-TERM LIABILITIES:
Long-term debt, net	2,562,517	1,003,379
Deferred tax liabilities, net	524,407	66,474
Other long-term liabilities	131,072	101,672
Total long-term liabilities	3,217,996	1,171,525
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 shares authorized at March 31, 2021 and December 31, 2020; 225,027,621 and 221,721,674 shares issued at March 31, 2021 and December 31, 2020, respectively; and 224,643,255 and 221,337,308 shares outstanding at March 31, 2021 and December 31, 2020, respectively	22	22
Treasury stock, 384,366 ordinary shares at March 31, 2021 and December 31, 2020	(4,585)	(4,585)
Additional paid-in capital	4,199,823	4,245,945
Accumulated other comprehensive loss	(1,253)	(145)
Accumulated deficit	(339,237)	(215,886)
Total shareholders’ equity	3,854,770	4,025,351
Total liabilities and shareholders' equity	$7,846,610	$6,072,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2021	2020
Net sales	$342,406	$355,909
Cost of goods sold	100,368	97,416
Gross profit	242,038	258,493
OPERATING EXPENSES:
Research and development	57,693	27,209
Selling, general and administrative	331,992	247,775
Impairment of long-lived assets	12,371	—
Total operating expenses	402,056	274,984
Operating loss	(160,018)	(16,491)
OTHER EXPENSE, NET:
Interest expense, net	(13,460)	(17,344)
Foreign exchange (loss) gain	(848)	776
Other income, net	3,224	442
Total other expense, net	(11,084)	(16,126)
Loss before benefit for income taxes	(171,102)	(32,617)
Benefit for income taxes	(47,751)	(19,026)
Net loss	$(123,351)	$(13,591)
Net loss per ordinary share—basic and diluted	$(0.55)	$(0.07)
Weighted average ordinary shares outstanding—basic and diluted	223,920,768	190,072,112
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustments	$(821)	$(325)
Pension remeasurements	(287)	—
Other comprehensive loss	(1,108)	(325)
Comprehensive loss	$(124,459)	$(13,916)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	221,721,674	$22	384,366	$(4,585)	$4,245,945	$(145)	$(215,886)	$4,025,351
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	3,305,947	—	—	—	19,843	—	—	19,843
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(128,261)	—	—	(128,261)
Share-based compensation	—	—	—	—	62,296	—	—	62,296
Currency translation adjustment	—	—	—	—	—	(821)	—	(821)
Pension remeasurements	—	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	—	—	—	(123,351)	(123,351)
Balances at March 31, 2021	225,027,621	$22	384,366	$(4,585)	$4,199,823	$(1,253)	$(339,237)	$3,854,770

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	188,402,040	$19	384,366	$(4,585)	$2,797,602	$(1,905)	$(605,682)	$2,185,449
Issuance of ordinary shares in conjunction with vesting of restricted stock units, performance stock units and stock option exercises	2,560,573	—	—	—	7,049	—	—	7,049
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(46,664)	—	—	(46,664)
Share-based compensation	—	—	—	—	56,421	—	—	56,421
Currency translation adjustment	—	—	—	—	—	(325)	—	(325)
Net loss	—	—	—	—	—	—	(13,591)	(13,591)
Balances at March 31, 2020	190,962,613	$19	384,366	$(4,585)	$2,814,408	$(2,230)	$(619,273)	$2,188,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123,351)	$(13,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	70,820	65,741
Equity-settled share-based compensation	61,166	56,421
Impairment of long-lived assets	12,371	—
Amortization of debt discount and deferred financing costs	773	5,569
Deferred income taxes	(28,771)	(2,082)
Foreign exchange and other adjustments	(5,440)	(190)
Changes in operating assets and liabilities:
Accounts receivable	224,575	(16,869)
Inventories	(13,660)	(14,444)
Prepaid expenses and other current assets	(65,575)	(24,953)
Accounts payable	993	28,551
Accrued trade discounts and rebates	(28,736)	(129,940)
Accrued expenses	(111,963)	(28,087)
Other non-current assets and liabilities	3,070	11,281
Net cash used in operating activities	(3,728)	(62,593)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition, net of cash acquired	(2,707,358)	(105,200)
Purchases of property and equipment	(18,333)	(119,004)
Payments for long-term investments, net	(3,808)	—
Change in escrow deposit for property purchase	—	6,000
Net cash used in investing activities	(2,729,499)	(218,204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from term loans	1,577,612	—
Proceeds from the issuance of ordinary shares in connection with stock option exercises	19,843	7,050
Payment of employee withholding taxes relating to share-based awards	(128,261)	(46,664)
Net cash provided by (used in) financing activities	1,469,194	(39,614)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3,998)	(1,366)
Net decrease in cash, cash equivalents and restricted cash	(1,268,031)	(321,777)
Cash, cash equivalents and restricted cash, beginning of the period	2,083,479	1,080,039
Cash, cash equivalents and restricted cash, end of the period	$815,448	$758,262

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$18,988	$26,636
Cash paid for income taxes, net of refunds received	1,201	266
Cash paid for amounts included in the measurement of lease liabilities	2,084	1,812
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Milestone payments for TEPEZZA intangible asset included in accrued expenses as of March 31, 2021 and March 31, 2020, respectively	$69,962	$—
Purchases of property and equipment included in accounts payable and accrued expenses as of March 31, 2021 and March 31, 2020, respectively	10,523	539

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

On March 15, 2021, the Company completed its acquisition of Viela Bio, Inc. (“Viela”) and acquired all of the issued and outstanding shares of Viela’s common stock for $53.00 per share.  The total consideration for the acquisition was approximately $3.0 billion, including cash acquired of $342.3 million. Following the completion of the acquisition, Viela became a wholly-owned subsidiary of the Company.  The unaudited condensed consolidated financial statements presented herein include the results of operations of the acquired business from the date of acquisition.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

Business Overview

Horizon is focused on researching, developing and commercializing medicines that address critical needs for people impacted by rare, autoimmune and serious inflammatory diseases.  The Company’s pipeline is purposeful: it applies scientific expertise and courage to bring clinically meaningful therapies to patients.  Horizon believes science and compassion must work together to transform lives. The Company has two reportable segments, the orphan segment and the inflammation segment, and its portfolio is currently composed of 12 medicines in the areas of rare diseases, gout, ophthalmology and inflammation.

The Viela acquisition expanded the Company’s marketed medicine portfolio by adding an additional rare disease medicine, UPLIZNA®.

As of March 31, 2021, the Company’s marketed medicines consisted of the following:

Orphan
TEPEZZA® (teprotumumab-trbw), for intravenous infusion
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules and granules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
BUPHENYL® (sodium phenylbutyrate) tablets and powder, for oral use
QUINSAIR™ (levofloxacin) solution for inhalation
UPLIZNA (inebilizumab-cdon) injection, for intravenous use
Inflammation
PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”), for topical use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
RAYOS® (prednisone) delayed-release tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

From time to time, the Company adopts new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplification and reduce the cost of accounting for income taxes (“ASU 2019-12”), which was effective for the Company as of January 1, 2021.  The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Significant Accounting Policies

The Company’s significant accounting policies have not changed from those previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The following accounting policy relating to intangible assets is disclosed in connection with the Viela acquisition.

Intangible Assets

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

NOTE 3 – NET LOSS PER SHARE

The following table presents basic and diluted net loss per share for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2021	2020
Basic and diluted net loss per share calculation:
Numerator - net loss	$(123,351)	$(13,591)
Denominator - weighted average of ordinary shares outstanding	223,920,768	190,072,112
Basic and diluted net loss per share	$(0.55)	$(0.07)

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

The computation of diluted net loss per share for the three months ended March 31, 2021 excluded 13.4 million shares subject to equity awards because their inclusion would have had an anti-dilutive effect on diluted net loss per share.

The computation of diluted net loss per share for the three months ended March 31, 2020 excluded 9.3 million shares subject to equity awards and 14.0 million shares (based on the if-converted method) related to the Company’s 2.50% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) because their inclusion would have had an anti-dilutive effect on diluted net loss per share.  On August 3, 2020, the Exchangeable Senior Notes were fully extinguished through exchanges for ordinary shares or cash redemption.

NOTE 4 – ACQUISITIONS, DIVESTITURES AND OTHER ARRANGEMENTS

Acquisition of Viela

On March 15, 2021, the Company completed its acquisition of Viela and acquired all of the issued and outstanding shares of Viela’s common stock for $53.00 per share.  The acquisition added an additional rare disease medicine, UPLIZNA, to the Company’s medicine portfolio.  The Viela acquisition provides multiple opportunities to drive long-term growth and solidify the Company’s future as an innovation-driven biotech company.  Viela’s mid-stage biologics pipeline, research and development (“R&D”) team and on-market medicine UPLIZNA, make it a complementary strategic fit with the Company’s pipeline, commercial portfolio and therapeutic areas of focus.  Following completion of the acquisition, Viela became a wholly-owned subsidiary of the Company.  The Company financed the transaction through cash on hand and $1.6 billion of aggregate principal amount of term loans pursuant to Company’s existing credit agreement, as described in Note 13.

The total consideration for the acquisition was approximately $3.0 billion, including cash acquired of $342.3 million, and was composed of the following (in thousands):

Equity value (54,988,820 shares at $53.00 per share)	$2,914,407
Net settlements on the exercise of stock options	78,554
Consideration for exchange of Viela stock options	1,130
Total consideration	$2,994,091

During the three months ended March 31, 2021, the Company incurred $28.0 million in Viela transaction costs, including advisory, legal, accounting, valuation and other professional and consulting fees, which were accounted for as “Selling, General and Administrative Expenses” in the condensed consolidated statement of comprehensive loss.

Pursuant to ASC 805, Business Combinations (“ASC 805”), the Company accounted for the Viela acquisition as a business combination using the acquisition method of accounting.  Identifiable assets and liabilities of Viela, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition.  The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.  The valuation of assets acquired and liabilities assumed has not yet been finalized as of March 31, 2021.  While all amounts remain subject to adjustments, the areas subject to the most significant potential adjustments are inventory, intangible assets, IPR&D and deferred income taxes.  As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date.  Such preliminary valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins. Accordingly, the purchase price adjustments are preliminary and are subject to further adjustments as additional information becomes available and as additional analyses are performed, and such further adjustments may be material.  The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed are based on reasonable estimates and assumptions.

The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed by the Company along with the resulting goodwill (in thousands):

Allocation
Deferred tax liabilities, net	$(457,928)
Accrued expenses	(73,401)
Other long-term liabilities	(22,631)
Accounts payable	(4,768)
Accrued trade discounts and rebates	(1,492)
Marketable securities	400
Property, plant and equipment	1,747
Other assets	3,253
Accounts receivable	8,053
Prepaid expenses and other current assets	16,444
Inventories	149,348
Cash and cash equivalents	342,347
In-process research and development	910,000
Developed technology	1,460,000
(Liabilities assumed) and assets acquired	2,331,372
Goodwill	662,719
Fair value of consideration paid	$2,994,091

Inventories acquired included raw materials, work in process and finished goods for UPLIZNA. Inventories were recorded at their preliminary estimated fair values. The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling activities. The fair value of work in process has been determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing activities. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $149.3 million was recorded in connection with the acquisition, which was composed of $10.1 million for raw materials, $119.0 million for work-in-process and $20.2 million for finished goods.  During the three months ended March 31, 2021, the Company recorded inventory step-up expense of $0.9 million related to UPLIZNA based on the acquired units sold during the period.

Other tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximated their acquisition-date fair values.

Developed technology is an intangible asset that reflects the estimated fair value of Viela’s rights to its currently marketed medicine, UPLIZNA. The preliminary estimated fair values of the developed technology represent preliminary valuations performed with the assistance of an independent appraisal firm based on management’s estimates, forecasted financial information and reasonable and supportable assumptions.  The preliminary fair value of developed technology was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for UPLIZNA. Indications of value were developed by discounting these benefits to their acquisition-date fair value at a discount rate of 11.5% that reflects the return requirements of the market. Some of the most significant assumptions inherent in the development of the asset valuation include the estimated net cash flows for each year (including net sales, cost of goods sold, sales and marketing costs and R&D costs) and the discount rate.  The fair value of the UPLIZNA developed technology was capitalized as of the Viela acquisition date and is subsequently being amortized over approximately 14 years.

IPR&D is related to R&D projects including:

(i)

Potential regulatory approval of UPLIZNA for neuromyelitis optica spectrum disorder outside of the United States and certain other indications worldwide.  As of the date of the acquisition, UPLIZNA had not been granted regulatory approval in any territory outside the United States.  On March 24, 2021, the Company announced that its strategic partner Mitsubishi Tanabe Pharma Corporation, had received manufacturing and marketing approval for UPLIZNA in Japan.  Refer to Note 8 for further details.

(ii)	HZN-7734, an investigational human monoclonal antibody designed to deplete plasmacytoid dendritic cells (pDCs), a cell type believed to be critical to the pathogenesis of multiple autoimmune diseases.

(iii)	HZN-4920, an investigational fusion protein designed to block a key co-stimulatory pathway involved in many autoimmune and inflammatory diseases.

Each IPR&D asset is considered separable from the business as each project could be sold to a third party. The fair value of each IPR&D asset was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on sales projections and estimated direct costs.  Indications of value are developed by discounting these benefits to their present value at a discount rate of 12.5% that reflects the return requirements of the market.  Some of the most significant assumptions inherent in the development of the asset valuations include the estimated net cash flows for each year (including net sales, cost of goods sold, sales and marketing costs and R&D costs), the discount rate, the assessment of each asset’s life cycle and the potential regulatory and commercial success risk. The fair value of the various IPR&D assets was recorded as an indefinite-lived intangible asset and will be tested for impairment until completion or abandonment of R&D efforts associated with the project.  The Company reviews amounts capitalized as acquired IPR&D for impairment annually and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable.

Deferred tax assets and liabilities arise from acquisition accounting adjustments where book values of certain assets and liabilities differ from their tax bases.  Deferred tax assets and liabilities are recorded at the currently enacted rates which will be in effect at the time when the temporary differences are expected to reverse in the country where the underlying assets and liabilities are located. The developed technology, IPR&D assets and inventory acquired through the Viela acquisition were located in the United States, as of the acquisition date, where a U.S. tax rate of 24.1% is being utilized and a significant deferred tax liability of $457.9 million was recorded.

Goodwill represents the excess of the total consideration over the estimated fair value of net assets acquired and was recorded in the consolidated balance sheet as of the acquisition date. The goodwill was primarily attributable to the establishment of a deferred tax liability for the developed technology intangible asset and the IPR&D intangible assets.  Viela’s mid-stage biologics pipeline, R&D team and on-market medicine UPLIZNA, make it a complementary strategic fit with the Company’s pipeline, commercial portfolio and therapeutic areas of focus.  The Company does not expect any portion of this goodwill to be deductible for tax purposes.

The following table presents the pro forma combined results of the Company and Viela for the three months ended March 31, 2021 and 2020 as if the acquisition of Viela had occurred on January 1, 2020:

	For the Three Months Ended March 31,
	2021			2020
	As reported	Pro forma adjustments	Pro forma	As reported	Pro forma adjustments	Pro forma
Net sales	$342,406	$10,588	$352,994	$355,909	$—	$355,909
Net loss	(123,351)	(43,556)	(166,907)	(13,591)	(120,002)	(133,593)

The pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Horizon and Viela.  In order to reflect the pro forma information as if the acquisition occurred on January 1, 2020 as required, the pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with acquisition date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of transaction costs incurred during the three months ended March 31, 2021 to the three months ended March 31, 2020.  Significant non-recurring pro forma adjustments include transaction costs of $86.1 million which were assumed to have been incurred on January 1, 2020 and were recognized as if incurred in the first quarter of 2020. The pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition actually been completed on January 1, 2020.  In addition, the pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.

Acquisition of Curzion Pharmaceuticals, Inc.

On April 1, 2020, the Company acquired Curzion Pharmaceuticals, Inc. (“Curzion”), a privately held development-stage biopharma company, and its development-stage oral selective lysophosphatidic acid 1 receptor (LPAR1) antagonist, CZN001 (renamed HZN-825).

Under the terms of the acquisition agreement, the Company acquired Curzion for a $45.0 million upfront payment with additional payments contingent on the achievement of development and regulatory milestones.  Pursuant to ASC 805, the Company accounted for the Curzion acquisition as the purchase of an in-process research and development asset and, pursuant to ASC Topic 730, Research and Development (“ASC 730”), recorded the purchase price as research and development expense during the year ended December 31, 2020.  HZN-825 was originally discovered and developed by Sanofi-Aventis U.S. LLC (“Sanofi-Aventis U.S.”), which is eligible to receive contingent payments upon the achievement of development and commercialization milestones and royalties based on revenue thresholds.  A member of the Company’s board of directors was also a member of the board of directors of, and held a beneficial interest in, Curzion.  This related party transaction was conducted in the normal course of business on an arm’s length basis.

Refer to Note 15 for further detail on HZN-825 milestone payments.

Sale of RAVICTI and BUPHENYL Rights in Japan

On October 27, 2020, the Company sold its rights to develop and commercialize RAVICTI and BUPHENYL in Japan to Medical Need Europe AB, part of the Immedica Group, for $5.4 million and recorded a gain of $4.9 million on the sale in the fourth quarter of 2020.  The Company has retained the rights to RAVICTI and BUPHENYL in North America.

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

In addition, during the year ended December 31, 2020, the Company recorded $120.8 million as a finite-lived intangible asset representing the developed technology for TEPEZZA, composed of $67.0 million in relation to the expected future attainment of various net sales milestones payable under the acquisition agreement for River Vision and CHF50.0 million ($53.8 million when converted using a CHF-to-Dollar exchange rate as of the date the intangible asset was recorded) in relation to the expected future attainment of various net sales milestones payable to Roche.  The liabilities relating to these net sales milestones were recorded in accrued expenses on the consolidated balance sheet as of December 31, 2020.  The Company paid the milestones to Roche in February 2021 and paid the applicable milestones to the former River Vision stockholders in April 2021.  There are no further TEPEZZA net sales milestone obligations remaining to Roche and the former River Vision stockholders.

Licensing Agreement

On November 21, 2020, the Company entered into a global collaboration and license agreement with Halozyme Therapeutics, Inc. (“Halozyme”) that gives the Company exclusive access to Halozyme’s ENHANZE® drug delivery technology for subcutaneous (“SC”) formulation of medicines targeting IGF-1R.  The Company intends to use ENHANZE to develop a SC formulation of TEPEZZA, indicated for the treatment of thyroid eye disease, a serious, progressive and vision-threatening rare autoimmune disease, potentially shortening drug administration time, reducing healthcare practitioner time and offering additional flexibility and convenience for patients.  Under the terms of the agreement, the Company paid Halozyme an upfront cash payment of $30.0 million in December 2020, with additional potential future milestone payments of up to $160.0 million contingent on the satisfaction of certain development and sales thresholds.  The $30.0 million upfront payment was accounted for as the acquisition of an IPR&D asset and was recorded as a “research and development” expense in the consolidated statement of comprehensive income (loss) during the year ended December 31, 2020.

Other Arrangements

On January 3, 2019, the Company entered into a collaboration agreement with HemoShear Therapeutics, LLC (“HemoShear”), a biotechnology company, to discover novel therapeutic targets for gout.  The collaboration provides the Company with an opportunity to address unmet treatment needs for people with gout by evaluating new targets for the control of serum uric acid levels.  Under the terms of the agreement, the Company paid HemoShear an upfront cash payment of $2.0 million with additional potential future milestone payments upon commencement of new stages of development, contingent on the Company’s approval at each stage.  In June 2019, the Company incurred a $4.0 million progress payment, which was subsequently paid in July 2019.  In June 2020, a $3.0 million progress payment became due, which the Company subsequently paid in July 2020.  In February 2021, a $3.0 million progress payment became due and was paid during the first quarter of 2021.

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

The components of inventories as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$29,861	$11,760
Work-in-process	140,813	33,167
Finished goods	67,632	30,356
Inventories, net	$238,306	$75,283

Raw materials, work-in-process, and finished goods at March 31, 2021 included $10.1 million, $119.0 million, and $19.3 million, respectively, of stepped-up UPLIZNA inventory.  The Company recorded $0.9 million of UPLIZNA inventory step-up expense during the three months ended March 31, 2021.

Because inventory step-up expense is related to an acquisition, will not continue indefinitely and has a significant effect on the Company’s gross profit, gross margin percentage and net loss for all affected periods, the Company discloses balance sheet and income statement amounts related to inventory step-up within the notes to the condensed consolidated financial statements.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Advance payments for inventory	$167,753	$137,680
Deferred charge for taxes on intercompany profit	58,617	52,306
Prepaid income taxes and income tax receivable	23,456	102
Rabbi trust assets	21,709	18,423
Other prepaid expenses and other current assets	62,907	43,434
Prepaid expenses and other current assets	$334,442	$251,945

Advance payments for inventory as of March 31, 2021 and December 31, 2020, primarily represented payments made to the contract manufacturer of TEPEZZA drug substance.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Buildings	$128,268	$80,341
Land and land improvements	38,880	38,076
Machinery and equipment	16,910	4,695
Software	14,487	14,618
Furniture and fixtures	12,017	5,973
Leasehold improvements	9,558	26,323
Construction in process	7,370	63,656
Other	4,917	3,146
	232,407	236,828
Less accumulated depreciation	(30,550)	(47,791)
Property and equipment, net	$201,857	$189,037

Depreciation expense was $4.5 million and $7.2 million for the three months ended March 31, 2021 and 2020, respectively.

In February 2020, the Company purchased a three-building campus in Deerfield, Illinois for total consideration and directly attributable transaction costs of $118.5 million.  The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space.  In February 2021, the Company’s Lake Forest office employees moved to the Deerfield campus and the Company is marketing its Lake Forest office space for sublease.  The increase in amount classified as buildings and the decrease in amount classified as construction in process is primarily due to the Deerfield campus becoming operational in February 2021.  The decreases in leasehold improvements and accumulated depreciation amounts are primarily due to the Company vacating the Lake Forest office building in February 2021.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of March 31, 2021 and December 31, 2020 was $1,076.4 million and $413.7 million, respectively.

The table below presents goodwill for the Company’s reportable segments as of March 31, 2021 (in thousands):

	Orphan	Inflammation	Total
Balance at December 31, 2020	$357,498	$56,171	$413,669
Acquired during the period	662,719	—	662,719
Balance at March 31, 2021	$1,020,217	$56,171	$1,076,388

In March 2021, the Company recognized goodwill with a preliminary value of $662.7 million in connection with the Viela acquisition, which represented the excess of the purchase price over the fair value of the net assets acquired.  See Note 4 for further details.

As of March 31, 2021, there were no accumulated goodwill impairment losses.

Intangible Assets

As of March 31, 2021, the Company’s finite-lived intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, PROCYSBI, RAVICTI, RAYOS, TEPEZZA and UPLIZNA as well as customer relationships for ACTIMMUNE.  The intangible assets related to PENNSAID 2%, and VIMOVO developed technology were fully amortized as of December 31, 2020.

On March 15, 2021, in connection with the acquisition of Viela, the Company capitalized $1,460.0 million of developed technology related to UPLIZNA.  See Note 4 for further details.

In connection with the acquisition of River Vision, the Company capitalized payments of $336.0 million related to TEPEZZA developed technology during the year ended December 31, 2020.  See Note 4 for further details on the River Vision acquisition.

Intangible assets as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$4,587,515	$(1,380,104)	$3,207,411	$3,093,886	$(1,313,934)	$1,779,952
In-process research and development (1)	880,000	—	880,000	—	—	—
Customer relationships	8,100	(5,290)	2,810	8,100	(5,090)	3,010
Total intangible assets	$5,475,615	$(1,385,394)	$4,090,221	$3,101,986	$(1,319,024)	$1,782,962

(1)

The Company acquired IPR&D of $910.0 million relating to Viela.  On March 24, 2021, the Company announced that its strategic partner, Mitsubishi Tanabe Pharma Corporation, had received manufacturing and marketing approval of UPLIZNA in Japan.  As a result, the Company transferred $30.0 million of IPR&D to developed technology.  As of March 31, 2021, the remaining IPR&D relating to the Viela acquisition was $880.0 million.

Amortization expense for the three months ended March 31, 2021 and 2020 was $66.4 million and $58.6 million, respectively.  IPR&D is not amortized until successful completion of a project.  As of March 31, 2021, estimated future amortization expense was as follows (in thousands):

2021 (April to December)	$268,242
2022	355,047
2023	354,582
2024	353,102
2025	350,861
Thereafter	1,528,387
Total	$3,210,221

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Payroll-related expenses	$72,906	$121,577
Accrued milestone payments	69,962	123,442
Consulting and professional services	50,635	21,893
Allowances for returns	38,089	40,918
R&D and manufacturing programs	31,376	17,289
Accrued royalties	23,839	68,006
Advertising and marketing	17,468	12,428
Pricing review liability	17,169	16,046
Accrued interest	7,784	14,207
Accrued other	60,398	49,761
Accrued expenses	$389,626	$485,567

As of March 31, 2021, accrued milestone payments represented the attainment in 2020 of a TEPEZZA net sales milestone payable under the acquisition agreement for River Vision.  The Company paid the milestone to the former River Vision stockholders in April 2021. Refer to Note 4 for further detail.

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued government rebates and chargebacks	$177,758	$172,893
Accrued co-pay and other patient assistance	80,449	96,924
Accrued commercial rebates and wholesaler fees	67,025	82,646
Accrued trade discounts and rebates	$325,232	$352,463
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance costs, and government rebates and chargebacks in accounts payable	2,608	1,452
Total customer-related accruals and allowances	$327,840	$353,915

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2020 to March 31, 2021 (in thousands):

	Government	Co-Pay and	Wholesaler Fees
	Rebates and	Other Patient	and Commercial
	Chargebacks	Assistance	Rebates	Total
Balance at December 31, 2020	$172,893	$96,924	$84,098	$353,915
Current provisions relating to sales during the three months ended March 31, 2021	146,491	199,031	63,971	409,493
Adjustments relating to prior-year sales	(3,716)	(52)	(758)	(4,526)
Payments relating to sales during the three months ended March 31, 2021	(31,764)	(124,234)	(10,799)	(166,797)
Payments relating to prior-year sales	(107,557)	(90,728)	(67,452)	(265,737)
Viela acquisition on March 15, 2021	1,411	11	70	1,492
Balance at March 31, 2021	$177,758	$80,952	$69,130	$327,840

NOTE 11 – SEGMENT AND OTHER INFORMATION

The Company has two reportable segments, the orphan segment and the inflammation segment, and the Company reports net sales and segment operating income for each segment.

On March 15, 2021, the Company completed its acquisition of Viela.  The acquisition expanded the Company’s medicine portfolio by adding an additional rare disease medicine, UPLIZNA.

The orphan segment includes the medicines TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL, QUINSAIR, UPLIZNA and also the Company’s R&D programs.  The inflammation segment includes the medicines PENNSAID 2%, DUEXIS, RAYOS and VIMOVO.

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

The following table reflects net sales by medicine for the Company’s reportable segments for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31
	2021	2020
KRYSTEXXA	$106,757	$93,248
RAVICTI	72,817	61,189
PROCYSBI	43,363	38,343
ACTIMMUNE	28,763	26,541
TEPEZZA	2,065	23,452
UPLIZNA	1,873	—
BUPHENYL	1,660	2,313
QUINSAIR	209	277
Orphan segment net sales	$257,507	$245,363

PENNSAID 2%	45,817	41,563
DUEXIS	19,465	31,346
RAYOS	15,272	18,209
VIMOVO	4,345	19,428
Inflammation segment net sales	$84,899	$110,546

Total net sales	$342,406	$355,909

The table below provides reconciliations of the Company’s segment operating income to the Company’s total loss before benefit for income taxes for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Segment operating income:
Orphan	$1,054	$54,356
Inflammation	42,680	51,942
Reconciling items:
Amortization and step-up:
Intangible amortization expense	(66,369)	(58,575)
Inventory step-up expense	(911)	—
Share-based compensation	(61,166)	(56,421)
Acquisition/divestiture-related costs	(49,391)	(284)
Interest expense, net	(13,460)	(17,344)
Impairment of long-lived assets	(12,371)	—
Depreciation	(4,451)	(7,165)
Restructuring and realignment costs	(6,093)	—
Upfront, progress and milestone payments related to license and collaboration agreements	(3,000)	—
Foreign exchange (loss) gain	(848)	776
Drug substance harmonization costs	—	(290)
Fees related to refinancing activities	—	(54)
Other income, net	3,224	442
Loss before benefit for income taxes	$(171,102)	$(32,617)

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments and all other customers as a group for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	For the Three Months Ended March 31,
	2021		2020
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$248,740	33%	$246,775	31%
Customer B	184,687	24%	207,277	26%
Customer C	118,037	15%	133,876	17%
Customer D	90,619	12%	84,788	10%
Other Customers	119,449	16%	130,806	16%
Gross Sales	$761,532	100%	$803,522	100%

Geographic revenues are determined based on the country in which the Company’s customers are located.  The following table presents a summary of net sales attributed to geographic sources for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$340,330	99%	$354,016	100%
Rest of world	2,076	1%	1,893	*
Net sales	$342,406		$355,909
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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$521,000	$—	$—	$521,000
Other current assets	21,695	—	—	21,695
Total assets at fair value	$542,695	$—	$—	$542,695
Liabilities:
Other long-term liabilities	(21,695)	—	—	(21,695)
Total liabilities at fair value	$(21,695)	$—	$—	$(21,695)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,906,000	—	—	$1,906,000
Other current assets	18,423	—	—	18,423
Total assets at fair value	$1,924,423	$—	$—	$1,924,423
Liabilities:
Other long-term liabilities	(18,423)	—	—	(18,423)
Total liabilities at fair value	$(18,423)	$—	$—	$(18,423)

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Term Loan Facility due 2028	$1,600,000	—
Term Loan Facility due 2026	418,026	418,026
Senior Notes due 2027	600,000	600,000
Total face value	2,618,026	1,018,026
Debt discount	(13,675)	(10,061)
Deferred financing fees	(25,834)	(4,586)
Total long-term debt	2,578,517	1,003,379
Less: current maturities	16,000	—
Long-term debt, net of current maturities	$2,562,517	$1,003,379

Term Loan Facility and Revolving Credit Facility

On March 15, 2021, Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc.) (the “Borrower” or “HTUSA”), a wholly-owned subsidiary of the Company, borrowed approximately $1.6 billion aggregate principal amount of loans (the “Incremental Loans”) pursuant to an amendment (the “March 2021 Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018, Amendment No. 5, dated March 11, 2019, Amendment No. 6, dated May 22, 2019, Amendment No. 7, dated December 18, 2019 and the Incremental Amendment and Joinder Agreement, dated August 17, 2020 (the “Term Loan Facility”).  Pursuant to Amendment No. 7, the Borrower borrowed approximately $418.0 million aggregate principal amount of loans (the “December 2019 Refinancing Loans”).  Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments, which was increased to $275.0 million aggregate amount of revolving commitments (the “Incremental Revolving Commitments”) pursuant to the Incremental Amendment and Joinder Agreement.  The Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) and includes a $50.0 million letter of credit sub-facility.  The Incremental Revolving Commitments will terminate in March 2024.  Borrowings under the Revolving Credit Facility are available for general corporate purposes.  As of March 31, 2021, the Revolving Credit Facility was undrawn.  As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through the March 2021 Amendment.

The Incremental Loans were incurred as a separate class of term loans under the Credit Agreement with substantially the same terms of the December 2019 Refinancing Loans.  The Borrower used the proceeds of the Incremental Loans to fund a portion of the consideration payable in the acquisition of Viela.  The Incremental Loans bear interest at a rate, at Borrower’s option, equal to the London Inter-Bank Offered Rate (“LIBOR”), plus 2.00% per annum (subject to a 0.50% LIBOR floor) or the adjusted base rate plus 1.00% per annum, with a step-down to LIBOR plus 1.75% per annum or the adjusted base rate plus 0.75% per annum at the time the Company’s leverage ratio is less than or equal to 2.00 to 1.00.  The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%.

The December 2019 Refinancing Loans were incurred as a separate new class of term loans under the Credit Agreement with substantially the same terms as the previously outstanding senior secured term loans incurred on May 22, 2019 (the “Refinanced Loans”) to effectuate a repricing of the Refinanced Loans.  The Borrower used the proceeds of the December 2019 Refinancing Loans to repay the Refinanced Loans, which totaled approximately $418.0 million.  The December 2019 Refinancing Loans bear interest at a rate, at the Borrower’s option, equal to LIBOR plus 2.25% per annum (subject to a 0.00% LIBOR floor) or the adjusted base rate plus 1.25% per annum, with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time the Company’s leverage ratio is less than or equal to 2.00 to 1.00.

The loans under the Revolving Credit Facility bear interest, at the Borrower’s option, at a rate equal to either LIBOR plus an applicable margin of 2.25% per annum (subject to a LIBOR floor of 0.00%), or the adjusted base rate plus 1.25% per annum, with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time the Company’s leverage ratio is less than or equal to 2.00 to 1.00.  The Credit Agreement provides for (i) the Incremental Loans, (ii) the December 2019 Refinancing Loans, (iii) the Revolving Credit Facility, (iv) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (v) one or more uncommitted refinancing loan facilities with respect to loans thereunder.  The Credit Agreement allows for the Company and certain of its subsidiaries to become additional borrowers under incremental or refinancing facilities.

The obligations under the Credit Agreement (including obligations in respect of the Incremental Loans, December 2019 Refinancing Loans and the Revolving Credit Facility) and any swap obligations and cash management obligations owing to a lender (or an affiliate of a lender) are guaranteed by the Company and each of the Company’s existing and subsequently acquired or formed direct and indirect subsidiaries (other than certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law).  The obligations under the Credit Agreement (including obligations in respect of the Incremental Loans, December 2019 Refinancing Loans and the Revolving Credit Facility) and any related swap and cash management obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Borrower and the guarantors, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Borrower and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Borrower, to 65% of the capital stock of such subsidiaries).  The Borrower and the guarantors under the Credit Agreement are individually and collectively referred to herein as a “Loan Party” and the “Loan Parties,” as applicable.

The Borrower is permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium, except that with respect to the Incremental Loans, a 1% premium will apply to a repayment of the Incremental Loans in connection with a repricing of, or any amendment to the Credit Agreement in a repricing of, such loans effected on or prior to September 15, 2021.  The Borrower is required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of the Company’s excess cash flow (subject to decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively).  The Incremental Loans will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on March 15, 2028, the final maturity date of the Incremental Loans.  The principal amount of the December 2019 Refinancing Loans are due and payable on May 22, 2026, the final maturity date of the December 2019 Refinancing Loans.

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

The interest on the Incremental Loans is variable and, as of March 31, 2021 the interest rate on the Incremental Loans was 2.50% and the effective interest rate was 2.76%.

The interest on the December 2019 Refinancing Loans is variable and as of March 31, 2021 the interest rate on the December 2019 Refinancing Loans was 2.13% and the effective interest rate was 2.42%.

As of March 31, 2021, the fair value of the amounts outstanding under the Incremental Loans and the December 2019 Refinancing Loans were approximately $1,596.0 million and $415.9 million, respectively, categorized as a Level 2 instrument, as defined in Note 12.

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

As of March 31, 2021, the interest rate on the 2027 Senior Notes was 5.50% and the effective interest rate was 5.76%.

As of March 31, 2021, the fair value of the 2027 Senior Notes was approximately $640.5 million, categorized as a Level 2 instrument, as defined in Note 12.

NOTE 14 – LEASE OBLIGATIONS

As of March 31, 2021, the Company had the following office space lease agreements in place for real properties:

Location	Approximate Square Feet	Lease Expiry Date
Dublin, Ireland	18,900	November 4, 2029
Lake Forest, Illinois	160,000	March 31, 2031
Novato, California	61,000	August 31, 2021
South San Francisco, California	20,000	January 31, 2030
Rockville, Maryland (1)	17,300	August 31, 2023 and February 28, 2025
Chicago, Illinois	9,200	December 31, 2028
Gaithersburg, Maryland (1)	7,200	June 30, 2022
Mannheim, Germany	4,800	December 31, 2022
Washington, D.C.	6,000	September 15, 2022

(1)

On March 15, 2021, the Company completed its acquisition of Viela. As part of the acquisition, the Company assumed two leases in Rockville, Maryland for both office and laboratory space and a lease in Gaithersburg, Maryland for office space.

The above table does not include details of an agreement for lease entered into on October 14, 2019, relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  Lease commencement will begin when construction of the offices is completed by the lessor and the Company has access to begin the construction of leasehold improvements.  The Company expects to receive access to the office space and commence the related lease in the second quarter of 2021 and incur leasehold improvement costs during 2021 in order to prepare the building for occupancy.

As of March 31, 2021 and December 31, 2020, the Company had right-of-use lease assets included in other assets of $24.2 million and $34.4 million, respectively; current lease liabilities included in accrued expenses of $4.7 million and $4.1 million, respectively; and non-current lease liabilities included in other long-term liabilities of $43.9 million and $43.2 million, respectively, in its condensed consolidated balance sheets.

In February 2021, the Company vacated the Lake Forest leased office building which represented a triggering event for impairment consideration of the right-of-use asset relating to this building.  As a result of the Company vacating the Lake Forest office, the Company recorded an impairment charge of $12.4 million during the three months ended March 31, 2021, using an income approach based on market prices for similar properties provided by a third-party.  This charge was reported within impairment of long-lived assets in the condensed consolidated statement of comprehensive loss.

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method.  Rent expense was $1.6 million for the three months ended March 31, 2021 and 2020.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the Company’s condensed consolidated balance sheet as of March 31, 2021 (in thousands):

2021 (April to December)	$6,098
2022	7,063
2023	6,595
2024	6,936
2025	6,913
Thereafter	33,063
Total lease payments	66,668
Imputed interest	(18,041)
Total lease liabilities	$48,627

The weighted-average discount rate and remaining lease term for leases as of March 31, 2021 was 7.03% and 9.31 years, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s supply agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance.  In addition, the Company must provide AGC Biologics with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order.  At March 31, 2021, the Company had binding purchase commitments with AGC Biologics for TEPEZZA drug substance of €76.3 million ($89.5 million converted at a Euro-to-Dollar exchange rate as of March 31, 2021 of 1.1732), to be delivered through December 2023. Under the Company’s supply agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order.  The Company had binding purchase commitments with Catalent for TEPEZZA drug product of $6.4 million, to be delivered through March 2022.

On December 17, 2020, the Company announced that it expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the Defense Production Act of 1950 (“DPA”) that dramatically restricted capacity available for the production of TEPEZZA at its drug product contract manufacturer, Catalent.  Pursuant to the DPA, Catalent was ordered to prioritize certain COVID-19 vaccine manufacturing at Catalent, resulting in the cancellation of previously guaranteed and contracted TEPEZZA drug product manufacturing slots in December 2020, which were required to maintain TEPEZZA supply.  To offset the reduced slots allowed by the DPA and Catalent, the Company accelerated plans to increase the production scale of TEPEZZA drug product.  In March 2021, the FDA approved a prior approval supplement to the TEPEZZA Biologics Licensing Application (which was previously approved in January 2020), giving the Company authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  The Company commenced resupply of TEPEZZA to the market in April 2021.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least 80 percent of its annual world-wide bulk product requirements for KRYSTEXXA from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three-year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA.  The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order.  The first nine months of the forecast are considered binding firm orders.  At March 31, 2021, the Company had a binding purchase commitment with BTG Israel for KRYSTEXXA of $33.0 million, to be delivered through December 2026.  Additionally, there were other purchase orders relating to the manufacture of KRYSTEXXA of $1.8 million outstanding at March 31, 2021.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company.  Following the Company’s sale of the rights to IMUKIN in all territories outside of the United States, Canada and Japan to Clinigen Group plc (“Clinigen”), purchases of IMUKIN inventory are expected to be resold to Clinigen.  The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least June 30, 2024.  As of March 31, 2021, the minimum purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $15.0 million (converted using a Euro-to-Dollar exchange rate of 1.1732 as of March 31, 2021) through June 2024.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, BUPHENYL, PROCYSBI, PENNSAID 2%, DUEXIS, RAYOS, QUINSAIR and UPLIZNA of $21.0 million were outstanding at March 31, 2021.

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

The agreement also includes a royalty payment of 3 percent of the portion of annual worldwide net sales exceeding $300.0 million.

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

Under the Company’s license agreement with Roche, the Company is required to pay Roche up to CHF103.0 million ($109.2 million when converted using a CHF-to-Dollar exchange rate at March 31, 2021 of 1.0598) upon the attainment of various development, regulatory and sales milestones for TEPEZZA.  The Company made a milestone payment of CHF5.0 million ($5.2 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0382) during the first quarter of 2020.  The agreement with Roche also includes tiered royalties on annual worldwide net sales between 9 and 12 percent.

During the year ended December 31, 2020, the Company recorded a liability of $123.4 million in accrued expenses representing net sales milestones for TEPEZZA.  The timing of the payments was dependent on when the applicable milestone thresholds were attained.  In February 2021, under the license agreement with Roche, the Company made a milestone payment of CHF50.0 million ($56.1 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.1228).  As of March 31, 2021, a liability of $67.0 million was remaining in accrued expenses which represents the net sales milestones payable to the former River Vision stockholders. The Company paid the milestones to the former River Vision stockholders in April 2021. Following this payment, the Company has no further TEPEZZA net sales milestone obligations remaining to Roche and the former River Vision stockholders.

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

Other Agreements

On April 1, 2020, the Company acquired Curzion for an upfront payment of $45.0 million with additional payments of up to $15.0 million contingent on the achievement of certain development and regulatory milestones.  Under separate agreements with two additional parties, the Company is also required to make contingent payments upon the achievement of certain development and regulatory milestones and certain net sales thresholds.  These separate agreements also include mid to high-single-digit royalty payments based on the portion of annual worldwide net sales.

During the year ended December 31, 2020, the Company committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P.  As of March 31, 2021, the total carrying amount of the Company’s investments in these funds was $17.5 million, which is included in other assets in the condensed consolidated balance sheet, and includes $3.8 million in net cash payments for investments made during the first quarter of 2021. As of March 31, 2021, the Company’s total future commitments to these funds were $51.7 million.  During the three months ended March 31, 2021, the Company recorded investment income of $2.9 million in the other income, net line item of the Company’s consolidated statement of comprehensive loss related to these funds.

On November 21, 2020, the Company entered into a global collaboration and license agreement with Halozyme that gives the Company exclusive access to Halozyme’s ENHANZE drug delivery technology for SC formulation of medicines targeting IGF-1R.  The Company intends to use ENHANZE to develop a SC formulation of TEPEZZA.  Under the terms of the agreement, the Company paid Halozyme an upfront cash payment of $30.0 million in December 2020 and agreed to pay additional potential future milestone payments of up to $160.0 million contingent on the satisfaction of certain development and sales thresholds.

As of March 31, 2021, the Company had $32.1 million of non-cancellable advertising commitments due within one year, primarily related to agreements for advertising for TEPEZZA and KRYSTEXXA.

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

NOTE 16 - LEGAL PROCEEDINGS

PENNSAID 2%

On August 18, 2016, the Company filed suit in the United States District Court for the District of New Jersey against Actavis Laboratories UT, Inc. and Actavis plc for patent infringement of four of the Company’s newly issued patents covering PENNSAID 2%.  All four of such patents are listed in the FDA’s Orange Book.  On March 3, 2021, the parties stipulated to the dismissal of all remaining litigation involving PENNSAID 2% and the District Court entered an order of dismissal without prejudice.

DUEXIS

On May 29, 2018, the Company received notice from Alkem Laboratories, Inc. (“Alkem”) that it had filed an Abbreviated New Drug Application (“ANDA”) with the FDA seeking approval of a generic version of DUEXIS.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering DUEXIS are invalid and/or will not be infringed by Alkem’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of Delaware against Alkem on July 9, 2018, seeking an injunction to prevent the approval of Alkem’s ANDA and/or to prevent Alkem from selling a generic version of DUEXIS.  The litigation went to trial on September 14, 2020.  On November 30, 2020, the District Court issued an adverse judgment against the Company, invalidating U.S Patent No. 8,607,033 and finding that Alkem’s generic product would not infringe the ‘033 patent.  And following an adverse claim construction ruling, the District Court entered a judgment that the Alkem generic product would not infringe U.S. Patent No. 8,607,451, subject to the Company’s right to appeal the District Court’s claim construction ruling.  On December 23, 2020, the Company initiated an appeal of the adverse judgments on the ‘033 and ‘451 patents with the Federal Circuit Court of Appeals.

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

On November 19, 2018, the District Court granted Dr. Reddy’s summary judgment ruling that U.S Patent Numbers 9,220,698 and 9,393,208 are invalid, and on January 21, 2019, it entered final judgment against the ‘698 and ‘208 patents and U.S. Patent Number 8,945,621.  On February 21, 2019, the Company appealed the adverse judgments on the ‘208 and ‘698 patents to the Federal Circuit Court of Appeals.  On January 6, 2021, the Federal Circuit affirmed the District Court judgments invalidating the ‘208 and ‘698 patents.

PROCYSBI

On June 27, 2020, the Company received notice from Lupin Limited (“Lupin”) that it had filed an ANDA with the FDA seeking approval of a generic version of PROCYSBI.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering PROCYSBI are invalid and/or will not be infringed by Lupin’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of New Jersey against Lupin on August 11, 2020, seeking to prevent Lupin from selling a generic version of PROCYSBI.

NOTE 17 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at March 31, 2021 included its 2011 Equity Incentive Plan, as amended, 2014 Employee Share Purchase Plan, as amended (“2014 ESPP”), Amended and Restated 2014 Equity Incentive Plan (“2014 EIP”), 2014 Non-Employee Equity Plan, as amended (“2014 Non-Employee Plan”), 2020 Employee Share Purchase Plan (“2020 ESPP”), Amended and Restated 2020 Equity Incentive Plan (“2020 EIP”) and the Viela Amended and Restated 2018 Equity Incentive Plan (“Viela 2018 EIP”).  The Viela 2018 EIP was subsequently renamed the Horizon Therapeutics Public Limited Company Amended and Restated 2018 Equity Incentive Plan on April 28, 2021.

On February 17, 2021, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved amending the 2020 EIP, subject to shareholder approval, including increasing the number of ordinary shares available for the grant of equity awards to the Company’s employees by an additional 7,000,000 shares.  On April 29, 2021, the shareholders of the Company approved such amendment to the 2020 EIP.

As of March 31, 2021, an aggregate of 2,994,723 ordinary shares were authorized and available for future issuance under the 2014 ESPP and 2020 ESPP combined, an aggregate of 8,759,022 ordinary shares were authorized and available for future grants under the 2020 EIP, an aggregate of 574,193 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Plan and an aggregate of 2,359,550 ordinary shares were authorized and available for future grants under the Viela 2018 EIP.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	7,129,615	$21.24	4.60	$370,073
Assumed in acquisition (1)	1,318,053	41.23
Exercised	(661,780)	30.06	—	—
Forfeited	(268)	17.19	—	—
Expired	(234)	17.32	—	—
Outstanding as of March 31, 2021	7,785,386	23.88	4.82	530,665
Exercisable as of March 31, 2021	6,771,755	$21.40	4.28	$478,349

Stock options typically have a contractual term of ten years from grant date.

(1)

On March 15, 2021, the Company completed its acquisition of Viela.  Under the terms of the merger agreement for Viela, all outstanding Viela stock options assumed by the Company with vesting dates after June 1, 2021, were converted into stock options to purchase the Company’s ordinary shares.  As of March 15, 2021, options previously exercisable for an aggregate of 2,180,159 shares of Viela’s common stock that were converted at a rate of 0.60 to 1 based on the merger agreement, into options to purchase 1,318,053 of the Company’s ordinary shares, were outstanding.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2021:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2020	5,909,120	$27.87
Granted	1,851,309	73.82
Vested	(2,350,056)	23.19
Forfeited	(95,177)	56.21
Outstanding as of March 31, 2021	5,315,196	$45.44

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the three months ended March 31, 2021:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2020	2,610,924
Granted	450,577	$93.73	8.64%	$85.64
Forfeited	(24,450)	93.73	9.21%	85.10
Vested	(2,021,657)	21.21	2.66%	20.65
Performance Based Adjustments (1)	512,819	25.42	7.27%	23.57
Outstanding as of March 31, 2021	1,528,213

(1)

Represents adjustment based on the net sales performance criteria meeting 162.5% of target as of December 31, 2020 for the 2020 PSUs (as defined below), the net sales performance criteria meeting 200.0% of target as of December 31, 2020 for the TEPEZZA PSUs (as defined below) and meeting total shareholder return (“TSR”) performance at 200.0% for the PSUs that were awarded to key executive participants on January 5, 2018.

On January 4, 2021, the Company awarded PSUs to key executive participants (“2021 PSUs”).  The 2021 PSUs utilize three long-term performance metrics, a component tied to technical operations milestones for the Company over the next two years, a component tied to research and development milestones for the Company over the next three years and a component tied to relative three-year compounded annual TSR as follows:

•

50% of the granted 2021 PSUs that may vest (such portion of the PSU award, the “2021 Relative TSR PSUs”) are determined by reference to the level of the Company’s relative TSR over the three-year period ending December 31, 2023, as measured against the TSR of each company included in the Nasdaq Biotechnology Index (“NBI”) during such three-year period.  Generally, in order to earn any portion of the 2021 Relative TSR PSUs, the participant must also remain in continuous service with the Company through the earlier of January 1, 2024 or the date immediately prior to a change in control.  If a change in control occurs prior to December 31, 2023, the level of the Company’s relative TSR will be measured through the date of the change in control.

•

25% of the 2021 PSUs that may vest (such portion of the PSU award, the “2021 Tech Ops PSUs”) are determined by reference to the Company’s achievement of certain performance objectives related to technical operations.

•

25% of the 2021 PSUs that may vest (such portion of the PSU award, the “2021 R&D PSUs”) are determined by reference to the Company’s achievement of certain performance objectives related to research and development.

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

As a result of the impact of the COVID-19 pandemic on certain aspects of the Company’s business in 2020, the performance goals associated with certain of the Company’s performance-based equity awards no longer reflected the Company’s expectations, causing the awards to lose their incentive to employees.  Accordingly, on July 28, 2020 the Compensation Committee approved a modification to 57% of the 2020 Net Sales PSUs awarded on January 3, 2020 that were to vest based on KRYSTEXXA 2020 net sales.  Those 2020 Net Sales PSUs related to KRYSTEXXA may now be earned based on net sales of KRYSTEXXA achieved by the end of a modified 18-month performance period ending July 1, 2021 instead of a 12-month performance period ending December 31, 2020.  As a result, the first one-third of any 2020 PSUs earned will vest on July 1, 2021 and the vesting of the remaining two-thirds is unchanged and will vest one-third each on January 5, 2022 and on January 5, 2023.  There were 12 participants impacted by the modification.  The total compensation cost resulting from the modification was approximately $12.0 million and is being recognized over the remaining requisite service period.

All PSUs outstanding at March 31, 2021 may vest in a range of between 0% and 200%, with the exception of the modified KRYSTEXXA 2020 Net Sales PSUs which are capped at 150%, based on the performance metrics described above.  The Company accounts for the 2020 PSUs and 2021 PSUs as equity-settled awards in accordance with ASC 718.  Because the value of the 2020 Relative TSR PSUs and 2021 Relative TSR PSUs are dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the 2020 Relative TSR PSUs and 2021 Relative TSR PSUs.  As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2021 PSUs during the three months ended March 31, 2021, include:

Valuation date stock price	$72.54
Expected volatility	45.8%
Risk free rate	0.2%

The value of the 2020 Net Sales PSUs related to KRYSTEXXA and 2021 Tech Ops PSUs and 2021 R&D PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full-period performance against targets, and the Company adjusts the expense quarterly.

On January 4, 2019, the Company awarded a company-wide grant of PSUs (the “TEPEZZA PSUs”).  Vesting of the TEPEZZA PSUs was contingent upon receiving shareholder approval of amendments to the 2014 EIP, which approval was received on May 2, 2019.  The TEPEZZA PSUs were generally eligible to vest contingent upon receiving approval of the TEPEZZA biologics license application from the FDA no later than September 30, 2020 and the employee’s continued service with the Company.  In January 2020, the Company received TEPEZZA approval from the FDA and the Company started recognizing the expense related to the TEPEZZA PSUs on that date.  As of March 31, 2021, there were 68,459 TEPEZZA PSUs outstanding, for members of the executive committee, expected to vest on January 21, 2022, subject to the employees’ continued service through the vesting date.  For all other participants, one-half of the TEPEZZA PSUs vested on the FDA approval date and one-half vested on the one-year anniversary of the FDA approval date, subject to the employee’s continued service through the vesting date.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Share-based compensation expense
Cost of goods sold	$1,936	$2,689
Research and development	5,616	6,376
Selling, general and administrative	53,614	47,356
Total share-based compensation expense	$61,166	$56,421

During the three months ended March 31, 2021 and 2020, the Company recognized $53.7 million and $14.1 million of tax benefit, respectively, related to share-based compensation resulting primarily from the fair value of equity awards at the time of the exercise of stock options and vesting of restricted stock units and PSUs.  As of March 31, 2021, the Company estimates that pre-tax unrecognized compensation expense of $341.5 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the second quarter of 2023.  The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2020 EIP and the Viela 2018 EIP.

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

The Company accounted for the Cash Incentive Program as a deferred compensation plan under ASC 710 and is recognizing the payout expense using straight-line recognition through the end of the 36-month vesting period.  During the three months ended March 31, 2021, the Company did not record an expense related to the Cash Incentive Program as it was fully expensed as of December 31, 2020.

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

The following table presents the benefit for income taxes for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Loss before benefit for income taxes	$(171,102)	$(32,617)
Benefit for income taxes	(47,751)	(19,026)
Net loss	$(123,351)	$(13,591)

During the three months ended March 31, 2021, the Company recorded a benefit for income taxes of $47.8 million.  During the three months ended March 31, 2020, the Company recorded a benefit for income taxes of $19.0 million.  The increase in benefit for income taxes recorded during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, resulted primarily from the increase in the tax benefits recognized on share-based compensation.

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

OUR BUSINESS

We are focused on researching, developing and commercializing medicines that address critical needs for people impacted by rare, autoimmune and serious inflammatory diseases.  Our pipeline is purposeful: we apply scientific expertise and courage to bring clinically meaningful therapies to patients.  We believe science and compassion must work together to transform lives.  We have two reportable segments, the orphan segment and the inflammation segment, and our portfolio is currently composed of 12 medicines in the areas of rare diseases, gout, ophthalmology and inflammation.

On March 15, 2021, we completed the acquisition of Viela Bio, Inc., or Viela.  The acquisition expanded our marketed medicine portfolio by adding an additional rare disease medicine, UPLIZNA®.  The Viela acquisition provides multiple opportunities to drive long-term growth and solidify our future as an innovation-driven biotech company.  Viela’s mid-stage biologics pipeline, research and development team and on-market medicine UPLIZNA, make it a complementary strategic fit with our pipeline, commercial portfolio and therapeutic areas of focus.

As of March 31, 2021, our marketed medicines consisted of the following:

Orphan
TEPEZZA® (teprotumumab-trbw), for intravenous infusion
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules and granules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
BUPHENYL® (sodium phenylbutyrate) tablets and powder, for oral use
QUINSAIR™ (levofloxacin) solution for inhalation
UPLIZNA (inebilizumab-cdon) injection, for intravenous use
Inflammation
PENNSAID® (diclofenac sodium topical solution) 2% w/w, or PENNSAID 2%, for topical use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
RAYOS® (prednisone) delayed-release tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

Acquisitions and Divestitures

Since January 1, 2020, we completed the following acquisitions and divestitures:

•

On March 15, 2021, we completed the acquisition of Viela, in which we acquired all of the issued and outstanding shares of Viela’s common stock for $53.00 per share in cash.  The total consideration for the acquisition was approximately $3.0 billion, including cash acquired of $342.3 million.

•

On October 27, 2020, we sold our rights to develop and commercialize RAVICTI and BUPHENYL in Japan to Medical Need Europe AB, part of the Immedica Group.  We have retained the rights to RAVICTI and BUPHENYL in North America.

•

On April 1, 2020, we acquired Curzion Pharmaceuticals, Inc., or Curzion, a privately held development-stage biopharma company, and its development-stage oral selective lysophosphatidic acid 1 receptor (LPAR1) antagonist, CZN001 (renamed HZN-825), for an upfront cash payment of $45.0 million with additional payments contingent on the achievement of development and regulatory milestones.

Impact of COVID-19

On March 11, 2020, the World Health Organization made the assessment that a novel strain of coronavirus, which causes the COVID-19 disease, had become a pandemic.  On March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the United States took aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions).  Similarly, the Irish government limited gatherings of people and encouraged employees to work from their homes, and may implement more aggressive policies in the future.  In mid-March 2020 we implemented work-from-home policies for all employees and moved to a “virtual” model with respect to our physician, patient and partner support activities.  As certain U.S. states started to reduce restrictions, we saw physicians’ offices beginning to reopen, which reopening varied on a state-by-state basis.  As a result, our sales representatives in some areas have transitioned to being back out in the field and are working on ways to re-engage patients and physicians.  However, as COVID-19 cases have increased in certain areas, certain U.S. states have reimplemented restrictions and some physician offices re-established limits on in-person visits.  While our financial results during the three months ended March 31, 2021 were strong and we continue to have a significant amount of available liquidity, we anticipate the COVID-19 pandemic to continue to have a negative impact on net sales into 2021.  In addition, our clinical trials have been and may in the future be affected by the COVID-19 pandemic as referred to below.

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

TEPEZZA

The launch of our infused medicine for thyroid eye disease, or TED, TEPEZZA, which was approved by the U.S. Food and Drug Administration, or FDA, on January 21, 2020, significantly exceeded our expectations.  In early 2019, we initiated our pre-launch disease awareness, market development and market access efforts with multi-functional field-based teams beginning to engage with key stakeholders in July 2019.  We believe these pre-launch efforts, the severity and acute nature of TED, and a highly motivated patient population have generated significant demand for the medicine.  While we experienced a much higher number of new patients in 2020 than our initial estimates, the impact from COVID-19 slowed the generation of patient enrollment forms for TEPEZZA, which drive new patient starts.

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

Prior to the announcement of the short-term supply disruption in TEPEZZA, we were able to meet the significantly higher than initially expected demand for TEPEZZA in 2020.  For the year ended December 31, 2020, we recorded TEPEZZA net sales of $820.0 million, which was more than 20 times greater than the expected TEPEZZA full year 2020 net sales of $30.0 million to $40.0 million that we stated in a Form 8-K filing on February 26, 2020.

In March 2021, the FDA approved a prior approval supplement to the TEPEZZA Biologics Licensing Application, or BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  We commenced resupply of TEPEZZA to the market in April 2021.  In addition, we are making progress with our second drug product manufacturer and we are on track to begin shipping TEPEZZA supply from this manufacturer, assuming FDA approval, by year end.  Other than Catalent, we are not aware of any manufacturing facilities that are part of the supply chain for our medicines that are being utilized for the manufacture of vaccines for COVID-19.  At this time, we consider our inventories on hand of all our other medicines to be sufficient to meet our commercial requirements.

We have delayed the start of an FDA-required post-marketing study to evaluate safety of TEPEZZA in a larger patient population and retreatment rates relative to how long patients receive the medicine given the supply disruption.  We have also delayed the start of our planned TEPEZZA clinical trial in chronic TED and an exploratory trial of TEPEZZA in diffuse cutaneous systemic sclerosis until later in 2021, assuming commercial drug product supplies have normalized by that time.

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

Our other medicines

Our other orphan segment medicines, RAVICTI, PROCYSBI and ACTIMMUNE, treat serious, chronic diseases with serious consequences if left untreated.  It is therefore critical for patients to maintain therapy.  Patient motivation to continue treatment is high, and therefore net sales for these three medicines were stable during 2020 and the first quarter of 2021, with less impact from COVID-19 compared to our other medicines.

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

We are continuing to actively monitor the possible impacts from the COVID-19 pandemic and may take further actions to alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of patients.  There is significant uncertainty about the duration and potential impact of the COVID-19 pandemic.  This means that our results could change at any time and the contemplated impact of the COVID-19 pandemic on our business results and outlook represents our estimate based on the information available as of the date of this Quarterly Report on Form 10-Q.

Strategy

Horizon is a leading high-growth innovation-driven profitable biotech company.  We are focused on the discovery, development and commercialization of medicines that address critical needs for people impacted by rare, autoimmune and severe inflammatory diseases.  Our strategy is to expand our development-stage pipeline for long-term sustainable growth and maximize the benefit and value of our on-market medicines, with particular focus on our current key growth drivers TEPEZZA and KRYSTEXXA, both rare disease medicines.  Our vision is to build healthier communities, urgently and responsibly, which we believe generates value for our many stakeholders, including our shareholders.

Our pipeline strategy is to expand our pipeline with early-to late-stage clinical programs for sustainable growth.  We are pursuing this strategy by acquiring and developing medicines that address unmet needs in rare, autoimmune and severe inflammatory diseases, with a focus on the therapeutic areas of ophthalmology, rheumatology, nephrology and endocrinology.  With the March 2021 acquisition of Viela and the addition of its mid-stage biologics pipeline, at the end of the first quarter of 2021 we had 22 pipeline programs, with more than half of these programs in Phase 1, Phase 2 or Phase 3 clinical trials.  Of the 22 programs, we expect to initiate a total of eight clinical trials in 2021, one of which has already initiated.  For our on-market rare disease medicines, including our current key growth driver medicines TEPEZZA and KRYSTEXXA, our commercialization strategy includes efforts to increase awareness of the conditions each medicine is designed to treat, enhancing efforts to identify target patients and to maximize the value of the medicines through clinical trials.  In addition, we are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States, including Japan where we are engaging with the Pharmaceutical and Medical Devices Agency and the Japanese medical community.  Furthermore, we are initiating an investment in our European infrastructure to support the potential approval in the first quarter of 2022 of UPLIZNA for neuromyelitis optica spectrum disorder, which has been granted orphan designation by the European Commission.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2021 and 2020

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

	For the Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Net sales	$342,406	$355,909	$(13,503)
Cost of goods sold	100,368	97,416	2,952
Gross profit	242,038	258,493	(16,455)
Operating expenses:
Research and development	57,693	27,209	30,484
Selling, general and administrative	331,992	247,775	84,217
Impairment of long-lived assets	12,371	—	12,371
Total operating expenses	402,056	274,984	127,072
Operating loss	(160,018)	(16,491)	(143,527)
Other expense, net:
Interest expense, net	(13,460)	(17,344)	3,884
Foreign exchange (loss) gain	(848)	776	(1,624)
Other income, net	3,224	442	2,782
Total other expense, net	(11,084)	(16,126)	5,042
Loss before benefit for income taxes	(171,102)	(32,617)	(138,485)
Benefit for income taxes	(47,751)	(19,026)	(28,725)
Net loss	$(123,351)	$(13,591)	$(109,760)

Net sales.  Net sales decreased $13.5 million, or 3.8%, to $342.4 million during the three months ended March 31, 2021, from $355.9 million during the three months ended March 31, 2020.  The decrease in net sales during the three months ended March 31, 2021 was primarily due to a decrease in net sales in our inflammation segment of $25.6 million and a decrease in TEPEZZA net sales of $21.4 million due to the short-term supply disruption as described below, partially offset by an increase of $13.5 million in KRYSTEXXA net sales and an increase of $11.6 million in RAVICTI net sales when compared to the three months ended March 31, 2020.

The following table reflects net sales by medicine for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,		Change	Change
	2021	2020	$	%
KRYSTEXXA	$106,757	$93,248	13,509	15%
RAVICTI	72,817	61,189	11,628	19%
PROCYSBI	43,363	38,343	5,020	13%
ACTIMMUNE	28,763	26,541	2,222	8%
TEPEZZA	2,065	23,452	(21,387)	(91)%
UPLIZNA	1,873	—	1,873	100%
BUPHENYL	1,660	2,313	(653)	(28)%
QUINSAIR	209	277	(68)	(25)%
Orphan segment net sales	$257,507	$245,363	$12,144	5%

PENNSAID 2%	45,817	41,563	4,254	10%
DUEXIS	19,465	31,346	(11,881)	(38)%
RAYOS	15,272	18,209	(2,937)	(16)%
VIMOVO	4,345	19,428	(15,083)	(78)%
Inflammation segment net sales	$84,899	$110,546	$(25,647)	(23)%

Total net sales	$342,406	$355,909	$(13,503)	(4)%

Orphan Segment

KRYSTEXXA.  Net sales increased $13.5 million, or 15%, to $106.7 million during the three months ended March 31, 2021, from $93.2 million during the three months ended March 31, 2020.  Net sales increased by approximately $8.4 million due to higher net pricing and $5.1 million due to volume growth, despite the ongoing challenges associated with the COVID-19 pandemic.

RAVICTI.  Net sales increased $11.6 million, or 19%, to $72.8 million during the three months ended March 31, 2021, from $61.2 million during the three months ended March 31, 2020.  Net sales increased by approximately $11.3 million due to volume growth and $0.3 million due to higher net pricing.

PROCYSBI.  Net sales increased $5.0 million, or 13%, to $43.3 million during the three months ended March 31, 2021, from $38.3 million during the three months ended March 31, 2020.  Net sales increased by approximately $2.8 million due to volume growth and $2.3 million due to higher net pricing.

ACTIMMUNE.  Net sales increased $2.2 million, or 8%, to $28.7 million during the three months ended March 31, 2021, from $26.5 million during the three months ended March 31, 2020. Net sales increased by approximately $2.3 million due to higher net pricing, partially offset by a decrease of approximately $0.1 million resulting from lower sales volume.

TEPEZZA.  Net sales decreased $21.4 million, or 91%, to $2.1 million during the three months ended March 31, 2021, from $23.5 million during the three months ended March 31, 2020, due to the short-term TEPEZZA supply disruption.  On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the DPA, that dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent.  In March 2021, the FDA approved a prior approval supplement to the TEPEZZA BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  We commenced resupply of TEPEZZA to the market in April 2021. Refer to the Impact of COVID-19 section above for further information.  Due to the timing of new patients and the restarting of therapy for existing patients following the supply disruption, we expect variability in quarterly net sales of TEPEZZA for the remainder of 2021.

UPLIZNA.  Net sales generated for UPLIZNA during the three months ended March 31, 2021 were $1.9 million.  We began recognizing UPLIZNA sales following our acquisition of Viela on March 15, 2021.

Inflammation Segment

As a result of the COVID-19 pandemic, sales volumes for our inflammation medicines have been negatively impacted due to reduced demand given the absence of in-person engagement by our sales representatives with health care providers and reduced levels of non-essential patient visits to physicians.

PENNSAID 2%.  Net sales increased $4.3 million, or 10%, to $45.8 million during the three months ended March 31, 2021, from $41.5 million during the three months ended March 31, 2020.  Net sales increased by approximately $8.9 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $4.6 million resulting from lower sales volume.

DUEXIS.  Net sales decreased $11.9 million, or 38%, to $19.4 million during the three months ended March 31, 2021, from $31.3 million during the three months ended March 31, 2020.  Net sales decreased by approximately $11.6 million due to lower net pricing and $0.3 million resulting from lower sales volume.

RAYOS.  Net sales decreased $2.9 million, or 16%, to $15.3 million during the three months ended March 31, 2021, from $18.2 million during the three months ended March 31, 2020.  Net sales decreased by approximately $2.2 million due to lower net pricing and $0.8 million resulting from lower sales volume.

VIMOVO.  Net sales decreased $15.1 million, or 78%, to $4.3 million during the three months ended March 31, 2021, from $19.4 million during the three months ended March 31, 2020.  Net sales decreased by approximately $14.8 million due to lower sales volume as a result of generic competition and $0.3 million due to lower net pricing.

The table below reconciles our gross to net sales for the three months ended March 31, 2021 and 2020 (in millions, except percentages):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$761.5	100.0%	$803.5	100.0%
Adjustments to gross sales:
Prompt pay discounts	(12.0)	(1.6)%	(13.0)	(1.6)%
Medicine returns	(2.1)	(0.3)%	(8.8)	(1.1)%
Co-pay and other patient assistance	(199.1)	(26.1)%	(230.1)	(28.6)%
Commercial rebates and wholesaler fees	(63.1)	(8.3)%	(59.5)	(7.4)%
Government rebates and chargebacks	(142.7)	(18.7)%	(136.2)	(17.0)%
Total adjustments	(419.0)	(55.0)%	(447.6)	(55.7)%
Net sales	$342.4	45.0%	$355.9	44.3%

During the three months ended March 31, 2021, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 26.1% from 28.6% during the three months ended March 31, 2020, primarily due to lower utilization of our patient assistance programs and the reduction of VIMOVO sales as a result of generic competition.

On a quarter-to-quarter basis, our net sales have traditionally been lower in first half of the year, particularly in the first quarter, with the second half of the year representing a greater share of overall net sales each year. This is due to annual managed care plan changes and the re-setting of patients’ medical insurance deductibles at the beginning of each year, resulting in higher co-pay and other patient assistance costs as patients meet their annual medical insurance deductibles during the first and second quarters, and higher net sales in the second half of the year after patients meet their deductibles and healthcare plans reimburse a greater portion of the total cost of our medicines.  In addition, the TEPEZZA supply disruption as described above negatively impacted sales of TEPEZZA in the first quarter of 2021.

Research and Development Expenses.  Research and development expenses increased $30.5 million to $57.7 million during the three months ended March 31, 2021, from $27.2 million during the three months ended March 31, 2020.  The increase during the three months ended March 31, 2021 compared to three months ended March 31, 2020, was primarily attributable to a $21.0 million increase in clinical trial and manufacturing development costs reflecting increased activity in our research and development pipeline as well as the addition of Viela’s medicine candidates and development programs.  In addition, employee-related costs increased by $4.7 million and a progress payment of $3.0 million was paid during the first quarter of 2021, in relation to our collaboration agreement with HemoShear Therapeutics, LLC, or HemoShear.

We expect our research and development expenses to significantly increase in 2021 as a result of our planned additional clinical trials for our pipeline as well as the addition of Viela’s medicine candidates and development programs. Refer to Note 4 of the notes to the condensed consolidated financial statements, for further details of this acquisition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $84.2 million to $332.0 million during the three months ended March 31, 2021, from $247.8 million during the three months ended March 31, 2020.  The increase was primarily attributable to costs associated with the Viela acquisition in March 2021 and an increase in TEPEZZA commercial activities including $28.0 million of transaction costs that were incurred during the first quarter of 2021, an increase of $25.8 million in employee-related costs, an increase of $11.4 million in consulting costs, primarily related to the integration of Viela, and an increase of $8.7 million related to marketing program costs.

We expect our selling, general and administrative expenses to significantly increase in 2021 as a result of the increase in the U.S. commercial and field-based organization for TEPEZZA, the completion and integration of the Viela acquisition and global expansion activities.  Refer to Note 4 of the notes to the condensed consolidated financial statements, for further details of the Viela acquisition.

Impairment of long-lived assets.  During the three months ended March 31, 2021, we recorded an impairment charge of $12.4 million as a result of vacating the Lake Forest office.

Interest Expense, Net.  Interest expense, net, decreased $3.9 million to $13.4 million during the three months ended March 31, 2021, from $17.3 million during the three months ended March 31, 2020.  The decrease was primarily due to a decrease in interest expense of $6.9 million, primarily due to the extinguishment of our 2.50% Exchangeable Senior Notes due 2022, or Exchangeable Senior Notes, in August 2020, partially offset by a decrease in interest income of $3.0 million.

We expect our interest expense to increase in 2021 as a result of $1.6 billion of additional debt incurred to fund the Viela acquisition. Refer to Note 13 of the notes to condensed consolidated financial statements, for further details of this additional debt incurred.

Benefit for Income Taxes.  During the three months ended March 31, 2021, we recorded a benefit for income taxes of $47.8 million compared to a benefit for income taxes of $19.0 million during the three months ended March 31, 2020.  The benefit for income taxes recorded during the three months ended March 31, 2021 resulted primarily from tax benefits recognized on share-based compensation.

Information by Segment

See Note 11, Segment and Other Information, of the notes to condensed consolidated financial statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total loss before benefit for income taxes for the three months ended March 31, 2021 and 2020.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the three months ended March 31, 2021 and 2020 (in thousands, except percentages).

	For the Three Months Ended March 31,
	2021	2020	Change	% Change
Net sales	$257,507	$245,363	$12,144	5%
Segment operating income	1,054	54,356	(53,302)	(98%)

The increase in orphan segment net sales during the three months ended March 31, 2021 is described in the Consolidated Results section above.

Segment operating income. Orphan segment operating income decreased $53.3 million to $1.1 million during the three months ended March 31, 2021, from $54.4 million during the three months ended March 31, 2020.  The decrease was primarily attributable to an increase in selling, general and administrative expenses of $38.7 million and an increase in research and development expenses of $28.2 million, partially offset by an increase in net sales of $12.1 million as described above.  The increase in selling, general and administrative expenses and research and development expenses were mainly due to an increase in the commercial and field-based organization for TEPEZZA, as well as incremental net operating expense from Viela after we acquired it on March 15, 2021.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating income for the three months ended March 31, 2021 and 2020 (in thousands, except percentages).

	For the Three Months Ended March 31,
	2021	2020	Change	% Change
Net sales	$84,899	$110,546	$(25,647)	(23%)
Segment operating income	42,680	51,942	(9,262)	(18%)

The decrease in inflammation net sales during the three months ended March 31, 2021 is described in the Consolidated Results section above.

Segment operating income. Inflammation segment operating income decreased $9.3 million to $42.6 million during the three months ended March 31, 2021, from $51.9 million during the three months ended March 31, 2020.  The decrease was primarily attributable to a decrease in net sales of $25.6 million as described above, partially offset by a decrease in sales and marketing expenses of $11.2 million.

NON-GAAP FINANCIAL MEASURES

EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures.  These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability.  Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, upfront, progress and milestone payments related to license and collaboration agreements, drug substance harmonization costs, fees related to refinancing activities, restructuring and realignment costs and litigation settlements, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, non-cash interest expense, long-lived assets impairment charges, loss on debt extinguishments, (gain) loss on sale of assets and other non-cash adjustments.  Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred.  We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures.  We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance.  The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods.  In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance.  For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements.  These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net loss to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2021	2020
GAAP net loss	$(123,351)	$(13,591)
Depreciation (1)	4,451	7,165
Amortization and step-up:
Intangible amortization expense (2)	66,369	58,575
Inventory step-up expense (3)	911	—
Interest expense, net (including amortization of debt discount and deferred financing costs)	13,460	17,344
Benefit for income taxes	(47,751)	(19,026)
EBITDA	(85,911)	50,467
Other non-GAAP adjustments:
Share-based compensation (4)	61,166	56,421
Acquisition/divestiture-related costs (5)	49,108	(6)
Impairment of long-lived assets (6)	12,371	—
Restructuring and realignment costs (7)	6,093	—
Upfront, progress and milestone payments related to license and collaboration agreements (8)	3,000	—
Drug substance harmonization costs (9)	—	290
Fees related to refinancing activities (10)	—	54
Total of other non-GAAP adjustments	131,738	56,759
Adjusted EBITDA	$45,827	$107,226

	For the Three Months Ended March 31,
	2021	2020
GAAP net loss	$(123,351)	$(13,591)
Non-GAAP adjustments:
Depreciation (1)	4,451	7,165
Amortization and step-up:
Intangible amortization expense (2)	66,369	58,575
Amortization of debt discount and deferred financing costs (11)	773	5,569
Inventory step-up expense (3)	911	—
Share-based compensation (4)	61,166	56,421
Acquisition/divestiture-related costs (5)	49,108	(6)
Impairment of long-lived assets (6)	12,371	—
Restructuring and realignment costs (7)	6,093	—
Upfront, progress and milestone payments related to license and collaboration agreements (8)	3,000	—
Drug substance harmonization costs (9)	—	290
Fees related to refinancing activities (10)	—	54
Total of pre-tax non-GAAP adjustments	204,242	128,068
Income tax effect of pre-tax non-GAAP adjustments (12)	(73,504)	(31,262)
Total non-GAAP adjustments	130,738	96,806
Non-GAAP Net income	$7,387	$83,215

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	223,920,768	190,072,112

Non-GAAP Earnings Per Share – Basic
GAAP loss per share – Basic	$(0.55)	$(0.07)
Non-GAAP adjustments	0.58	0.51
Non-GAAP earnings per share – Basic	$0.03	$0.44

Non-GAAP Net income	$7,387	$83,215
Effect of assumed conversion of Exchangeable Senior Notes, net of tax	—	1,875
Numerator - non-GAAP Net income	$7,387	$85,090

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	223,920,768	190,072,112
Ordinary share equivalents	10,190,012	22,984,847
Denominator - weighted average ordinary shares – Diluted	234,110,780	213,056,959

Non-GAAP Earnings Per Share – Diluted
GAAP loss per share – Diluted	$(0.55)	$(0.07)
Non-GAAP adjustments	0.58	0.51
Diluted earnings per share effect of ordinary share equivalents	—	(0.04)
Non-GAAP earnings per share – Diluted	$0.03	$0.40

(1)	Represents depreciation expense related to our property, equipment, software and leasehold improvements.

(2)

Intangible amortization expenses are associated with our intellectual property rights, developed technology and customer relationships related to TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, BUPHENYL, UPLIZNA, PENNSAID 2% and RAYOS.

(3)

During the three months ended March 31, 2021, we recognized in cost of goods sold $0.9 million for inventory step-up expense related to UPLIZNA inventory revalued in connection with the Viela acquisition.  Refer to Note 5 of the notes to the condensed consolidated financial statements, for further details.

(4)

Represents share-based compensation expense associated with our stock option, restricted stock unit and performance stock unit grants to our employees and non-employee directors, and our employee share purchase plan.

(5)

Represents transaction and integration costs, including, advisory, legal, consulting and certain employee-related costs, incurred in connection with our acquisitions and divestitures.  Costs recovered from subleases of acquired facilities and reimbursed expenses incurred under transition arrangements for divestitures are also reflected in this line item.

(6)	During the three months ended March 31, 2021, we recorded a right-of-use asset impairment charge of $12.4 million as a result of vacating the leased Lake Forest office.

(7)	Represents the recording of a liability for maintenance charges as a result of vacating the leased Lake Forest office.

(8)	During the three months ended March 31, 2021, we recognized a $3.0 million progress payment in relation to the collaboration agreement with HemoShear.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses on a GAAP basis in most fiscal years since our inception in June 2005 and, as of March 31, 2021, we had an accumulated deficit of $339.2 million.  We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines and global expansion initiatives, but we believe these cost increases will be more than offset by higher net sales and gross profits in future periods.  Additionally, we expect that our research and development costs will increase as we acquire or develop more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes.  In particular, we expect to incur substantial costs in connection with advancing Viela’s pipeline of medicine candidates and development programs in on-going and planned clinical trials.

On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the DPA, that dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent. This short-term supply disruption has negatively impacted our net sales of TEPEZZA.  In March 2021, the FDA approved a prior approval supplement to the TEPEZZA BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  We commenced resupply of TEPEZZA to the market in April 2021.  Refer to the Impact of COVID-19 section above for further information.  Due to the timing of new patients and the restarting of therapy for existing patients following the supply disruption, we expect variability in quarterly net sales of TEPEZZA for the remainder of 2021.

Further, following the highly successful launch of TEPEZZA, which significantly exceeded expectations, we are in the process of expanding our production capacity to meet anticipated future demand for TEPEZZA.  As of March 31, 2021, we had total purchase commitments, including the minimum annual order quantities and binding firm orders, with AGC Biologics A/S (formerly known as CMC Biologics A/S) for TEPEZZA drug substance of €76.3 million ($89.5 million converted at a Euro-to-Dollar exchange rate as of March 31, 2021 of 1.1732), to be delivered through December 2023.  In addition, we had binding purchase commitments with Catalent for TEPEZZA drug product of $6.4 million, to be delivered through March 2022.

We also expect to incur additional costs and to enter into additional purchase commitments in connection with our efforts to expand TEPEZZA production capacity in order to meet this anticipated increase in demand.

In February 2020, we purchased a three-building campus in Deerfield, Illinois, for total consideration and directly attributable transaction costs of $118.5 million.  The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space.  Our Lake Forest office employees moved to the Deerfield campus in February 2021 and we are marketing the Lake Forest office space for sublease.  We made significant capital expenditures during the first quarter of 2021 in order to prepare the Deerfield campus for occupancy.  In February 2021, we vacated the Lake Forest leased office building which represented a triggering event for impairment consideration of the right-of-use asset relating to this building.  During the three months ended March 31, 2021, we recorded an impairment charge of $12.4 million as a result of vacating the Lake Forest office.  This charge was reported within impairment of long-lived assets in the condensed consolidated statement of comprehensive loss.  In addition, we recorded a liability of $6.1 million for maintenance charges as a result of vacating the leased Lake Forest office.

During the first quarter of 2021, under our license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or together referred to as Roche, we made a milestone payment of CHF50.0 million ($56.1 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.1228) in relation to the attainment of net sales milestones.  The liability for this milestone payment was recorded during the year ended December 31, 2020.  In April 2021, under the acquisition agreement for River Vision Development Corp., or River Vision, we made a milestone payment of $67.0 million.  The liability for this milestone payment was recorded during the year ended December 31, 2020.  There are no further TEPEZZA net sales milestone obligations remaining to Roche and the former River Vision stockholders.

During the year ended December 31, 2020, we committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P.  As of March 31, 2021, the total carrying amount of our investments in these funds is $17.5 million, which is included in other assets in the consolidated balance sheet, and our total future commitments to these funds are $51.7 million.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years.  As of March 31, 2021, we had $811.6 million in cash and cash equivalents and total debt with a book value of $2,578.5 million and face value of $2,618.0 million.  We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next 12 months from the issuance of the financial statements in this Quarterly Report on Form 10-Q.  We do not have any financial covenants or non-financial covenants that we expect to be affected by the economic disruptions and negative effects of the COVID-19 pandemic on the financial environment.

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

During the three months ended March 31, 2021, we issued an aggregate of 3.3 million of our ordinary shares in connection with stock option exercises and the vesting of restricted stock units and performance stock units.  We received a total of $19.8 million in proceeds in connection with such stock option exercises.  During the three months ended March 31, 2021, we made payments of $128.3 million for employee withholding taxes relating to vesting of share-based awards.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Cash, cash equivalents and restricted cash	$815,448	$758,262
Cash (used in) provided by:
Operating activities	(3,728)	(62,593)
Investing activities	(2,729,499)	(218,204)
Financing activities	1,469,194	(39,614)

Operating Cash Flows

During the three months ended March 31, 2021, net cash used in operating activities of $3.7 million was primarily attributable to payments made related to patient assistance costs for our inflammation segment medicines and government rebates for our orphan segment medicines, payments related to selling, general and administrative expenses, including transaction costs related to the Viela acquisition and payments related to research and development expenses, partially offset by cash collections from gross sales, including TEPEZZA sales prior to the supply disruption.

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

Investing Cash Flows

During the three months ended March 31, 2021, net cash used in investing activities of $2,729.5 million was primarily attributable to payments for acquisitions, net of $2,707.4 million which was primarily attributable to $2.6 billion paid in relation to the Viela acquisition, net of acquired cash.  In addition, we made a milestone payment of CHF50.0 million ($56.1 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.1228) under our license agreement with Roche, during the first quarter of 2021.

During the three months ended March 31, 2020, net cash used in investing activities of $218.2 million was primarily attributable to $112.5 million paid during the first quarter of 2020 in relation to the purchase of a three-building campus in Deerfield, Illinois and contingent consideration and milestone payments for an acquisition set forth below.  Under the acquisition agreement for River Vision, we made a milestone payment of $100.0 million related to FDA approval of TEPEZZA, during the first quarter of 2020.  Under our license agreement Roche, we made a milestone payment of CHF5.0 million ($5.2 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0382), during the first quarter of 2020.

Financing Cash Flows

During the three months ended March 31, 2021, net cash provided by financing activities of $1,469.2 million was primarily attributable to an additional $1.6 billion aggregate principal amount of term loans borrowed pursuant to an amendment to our Credit Agreement, the proceeds of which, in addition to a portion of our existing cash on hand, was used to pay the consideration for the Viela acquisition, partially offset by $128.3 million payment of employee withholding taxes relating to share-based awards.

During the three months ended March 31, 2020, net cash used in financing activities of $39.6 million was primarily attributable to payment of employee withholding taxes relating to share-based awards of $46.7 million, partially offset by the proceeds from the issuance of ordinary shares in connection with stock option exercises of $7.1 million.

Financial Condition as of March 31, 2021 compared to December 31, 2020

Accounts receivable, net.  Accounts receivable, net, decreased $216.5 million, from $659.7 million as of December 31, 2020 to $443.2 million as of March 31, 2021.  The decrease was primarily due to significant cash inflows from the collection in the first quarter of 2021 of receivables from 2020 TEPEZZA sales.  In addition, there were no TEPEZZA-related receivables recorded in the first quarter of 2021 due to the TEPEZZA supply disruption.

Inventories, net.  Inventories, net, increased $163.0 million, from $75.3 million as of December 31, 2020 to $238.3 million as of March 31, 2021.  The increase was primarily due to stepped-up UPLIZNA inventory of $148.4 million, which consisted of $119.0 million of stepped-up work in process, $19.3 million of stepped-up finished goods and $10.1 million stepped-up raw materials.

Prepaid expenses and other current assets.  Prepaid expenses and other current assets increased $82.5 million, from $251.9 million as of December 31, 2020 to $334.4 million as of March 31, 2021.  The increase was primarily due to an increase in advance payments for TEPEZZA inventory of $30.1 million and a $23.4 million increase in prepaid income taxes and income taxes receivable primarily due to a benefit for income taxes recognized during the three months ended March 31, 2021.

Developed technology, net.  Developed technology, net, increased $1,427.3 million, from $1,782.9 million as of December 31, 2020 to $3,210.2 million as of March 31, 2021. During the three months ended March 31, 2021, in connection with the acquisition of Viela, we capitalized $1,493.0 million of developed technology related to UPLIZNA.  This was partially offset by amortization of developed technology of $66.4 million during the three months ended March 31, 2021.

In-process research and development. On March 15, 2021, we completed the acquisition of Viela and acquired $910.0 million of in-process research and development, or IPR&D.  On March 24, 2021, we announced that our strategic partner, Mitsubishi Tanabe Pharma Corporation, had received manufacturing and marketing approval of UPLIZNA in Japan.  As a result, we transferred $30.0 million of IPR&D to developed technology.  As of March 31, 2021, the remaining IPR&D relating to the Viela acquisition was $880.0 million.

Goodwill.  Goodwill increased $662.7 million, from $413.7 million as of December 31, 2020 to $1,076.4 million as of March 31, 2021 due to the Viela acquisition.  Refer to Note 4 of the notes to condensed consolidated financial statements, for further details of this acquisition.

Accrued expenses.  Accrued expenses decreased $95.9 million, from $485.5 million as of December 31, 2020 to $389.6 million as of March 31, 2021.  During the first quarter of 2021, under our license agreement with Roche, we made a milestone payment of CHF50.0 million ($56.1 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.1228).  Additionally, accrued royalties decreased by $44.2 million due to a decrease in royalties payable on net sales of TEPEZZA due to the TEPEZZA supply disruption.

Accrued trade discounts and rebates.  Accrued trade discounts and rebates decreased $27.2 million, from $352.4 million as of December 31, 2020 to $325.2 million as of March 31, 2021.  This was primarily due to a decrease in accrued co-pay and other patient assistance costs primarily due to lower utilization of our patient assistance programs and a decrease in accrued wholesaler fees as a result of the TEPEZZA supply disruption.

Long-term debt, net.  Long-term debt, net increased $1,559.1 million from $1,003.4 million as of December 31, 2020 to $2,562.5 million as of March 31, 2021.  The increase was primarily related an additional $1.6 billion aggregate principal amount of term loans we borrowed pursuant to an amendment to our Credit Agreement, the proceeds of which, in addition to a portion of our existing cash on hand, was used to pay the consideration for the Viela acquisition. See Note 13, Debt Agreements, of the notes to condensed consolidated financial statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Deferred tax liabilities, net.  Deferred tax liabilities, net, increased $457.9 million from $66.5 million as of December 31, 2020 to $524.4 million as of March 31, 2021 primarily due to the Viela acquisition.  Refer to Note 4 of the notes to condensed consolidated financial statements, for further details of this acquisition.

Contractual Obligations

During the three months ended March 31, 2021, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except for our entry into the following commitments described below.

On March 15, 2021, we completed the acquisition of Viela, in which we acquired all of the issued and outstanding shares of Viela’s common stock for $53.00 per share in cash. The total consideration for the acquisition was approximately $3.0 billion, including cash acquired of $342.3 million. Refer to Note 4 of the notes to condensed consolidated financial statements for further details of this acquisition.

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

During the three months ended March 31, 2021, there have been no significant changes in our application of our critical accounting policies.  A summary of our critical accounting policies is included in Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Interest Rate Risk.  We are subject to interest rate fluctuation exposure through our borrowings under our Credit Agreement and our investment in money market accounts which bear a variable interest rate.  Our approximately $418.0 million aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in December 2019, or the December 2019 Term Loans, and loans under our incremental revolving credit facility, or Revolving Credit Facility, bear interest, at our option, at a rate equal to the London Inter-Bank Offered Rate, or LIBOR, plus 2.25% per annum (subject to a 0.00% LIBOR floor), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%.  Our December 2019 Term Loans are based on LIBOR.  The one-month LIBOR rate as of April 16, 2021, which was the most recent date the interest rate on the December 2019 Term Loans was fixed, was 0.13%, and as a result, the interest rate on our December 2019 Term Loans is currently 2.13% per annum.  As of March 31, 2021, the Revolving Credit Facility was undrawn.  Our $1.6 billion aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in March 2021, or the Incremental Loans, bear interest, at our option, at a rate equal to LIBOR, plus 2.00% per annum (subject to a 0.50% LIBOR floor), or the adjusted base rate plus 1.00% per annum with a step-down to LIBOR plus 1.75% per annum or the adjusted base rate plus 0.75% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  Our Incremental Loans are based on LIBOR.  The one-month LIBOR rate as of April 16, 2021, which was the most recent date the interest rate on the Incremental Loans was fixed, was 0.13%, and as a result, the interest rate on our Incremental Loans is currently 2.50% per annum.  Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, intends to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR.

An increase in the LIBOR of 100 basis points above the current LIBOR rate would increase our interest expense related to the Credit Agreement by $14.2 million per year.

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

Credit Risk.  Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of March 31, 2021 and December 31, 2020, our top four customers accounted for approximately 86% and 93%, respectively, of our total outstanding accounts receivable balances.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  As discussed above, we completed the Viela acquisition on March 15, 2021.  The results of operations of the acquired Viela business are included in our results of operations beginning on March 15, 2021.  We are currently in the process of evaluating and integrating Viela’s historical internal controls over financial reporting with ours.

During the quarter ended March 31, 2021, other than continuing changes to our internal control processes resulting from the Viela acquisition, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A: RISK FACTORS

Risk Factors Summary

We face many risks and uncertainties, as more fully described in this section under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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

The commercialization of our medicines has been and will continue to be adversely impacted by COVID-19 and actions taken to slow its spread.  For example, patients have postponed visits to healthcare provider facilities, certain healthcare providers have temporarily closed their offices or are restricting patient visits, healthcare provider employees may become generally unavailable and there could be disruptions in the operations of payers, distributors, logistics providers and other third parties that are necessary for our medicines to be prescribed, reimbursed and administered to patients.  In March 2020, we transitioned our sales force to a virtual model such that they no longer had in-person interactions with healthcare professionals and while we have been working on ways to re-engage patients and physicians as certain U.S. states have started to reduce restrictions, the virtual model is still being used.  While we have attempted to maintain the effectiveness of our sales and marketing efforts in the virtual model, it may not be as effective as in-person interactions in terms of conveying key information about our medicines or aiding physicians and their staff in prescribing and helping their patients obtain appropriate reimbursement for our medicines.  Many physicians, in particular in primary care practices that prescribe our inflammation segment medicines, have reduced their operations in light of COVID-19, including delaying patient visits and writing new prescriptions, and this has negatively impacted sales in our inflammation segment.  Similarly, many patients have deferred non-essential visits to healthcare providers, which has had a negative impact on prescriptions being written and filled.  For example, due to reduced willingness of patients to visit physician offices and infusion centers, sales of KRYSTEXXA have been negatively impacted, and we expect this impact to continue in future quarters until healthcare activities and patient visits return to normal levels.  In addition, while we experienced a much higher number of new patients in 2020 for TEPEZZA than our initial estimates, the impact from COVID-19 slowed the generation of patient enrollment forms for TEPEZZA, which drive new patient starts, and this impact may continue following the recent end of the TEPEZZA supply disruption.  It is also possible that a prolonged period of “shelter-in-place” orders and social distancing behaviors and the associated reduction of physician office visits could force various healthcare practices to permanently close or to consolidate with larger practices or healthcare groups, which could cause us to lose previously-established physician relationships.  We cannot predict how long the COVID-19 pandemic will continue to negatively impact sales of our medicines and we expect that even after government-mandated restrictions are lifted, our sales force activities, healthcare provider operations and patients’ willingness to visit healthcare facilities will continue to be limited. We also cannot predict how effective our virtual patient, physician and partner support initiatives will be with respect to marketing and supporting the administration and reimbursement of our medicines, or when we will be able to resume other in-person sales and marketing activities.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our medicines.  In particular, some of our suppliers of certain materials used in the production of our medicines are located in regions that have been subject to COVID-19-related actions and policies that limit the conduct of normal business operations.  To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to COVID-19, our ability to continue meeting commercial demand for our medicines in the United States or advancing development of our medicine candidates may become impaired.  For example, On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production pursuant to the Defense Production Act of 1950, or DPA, that have dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent Indiana, LLC, or Catalent.  In March 2021, the FDA approved a prior approval supplement to the TEPEZZA Biologics Licensing Application, or BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  We commenced resupply of TEPEZZA to the market in April 2021.  However, our ability to continue TEPEZZA supply is dependent on future committed manufacturing slots for TEPEZZA not being cancelled and being run successfully, which could be impacted by additional government-mandated COVID-19 vaccine production orders and other risks associated with our reliance on our third party manufacturers discussed below.  If we were to experience another disruption of TEPEZZA supply, it would have a material adverse effect on or operating results and ability to achieve our financial projections in 2021.  Refer to the Impact of COVID-19 section in Item 2 of this Quarterly Report on Form 10-Q for further information.  At this time, we consider our inventories on hand of all of our other medicines to be sufficient to meet our commercial requirements.

Our clinical trials may be affected by COVID-19. As described in the Impact of COVID-19 section in Item 2 of this Quarterly Report on Form 10-Q, two of our clinical trials for TEPEZZA have been delayed due to the impact of the TEPEZZA supply disruption at Catalent.  In addition, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital and healthcare resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Our ability to generate revenues from our medicines is subject to attaining significant market acceptance among physicians, patients and healthcare payers.*

Our current medicines, and other medicines or medicine candidates that we may develop or acquire, may not attain market acceptance among physicians, patients, healthcare payers or the medical community.  Some of our medicines, in particular TEPEZZA and UPLIZNA, have not been on the market for an extended period of time, which subjects us to numerous risks as we attempt to increase our market share.  We believe that the degree of market acceptance and our ability to generate revenues from our medicines will depend on a number of factors, including:

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

With respect to TEPEZZA, sales will depend on market acceptance and adoption by physicians and healthcare payers, as well as the ability and willingness of physicians who do not have in-house infusion capability to refer patients to infusion sites of care.  With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales, marketing and clinical strategies, which are intended to expand the patient population and usage of KRYSTEXXA.  This includes our marketing efforts in nephrology and our studies designed to improve the response rate to KRYSTEXXA, to evaluate a shorter infusion time, and to evaluate the use of KRYSTEXXA in kidney transplant patients.  With respect to RAVICTI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI and to educate patients and physicians on the benefits of continuing RAVICTI therapy once initiated.  With respect to PROCYSBI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation immediate-release cysteamine therapy to PROCYSBI, to identify additional patients with nephropathic cystinosis and to educate patients and physicians on the benefits of continuing therapy once initiated.  With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to identify additional patients with such conditions and educate patients and physicians on the benefits of continuing treatment once initiated.  With respect to UPLIZNA, sales will depend on market acceptance and adoption by physicians and healthcare payers, as well as the ability and willingness of physicians who do not have in-house infusion capability to refer patients to infusion sites of care.  With respect to each of PENNSAID 2% w/w, or PENNSAID 2%, RAYOS and DUEXIS, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers.  With respect to DUEXIS, if physicians remain unaware of, or do not otherwise believe in, the benefits of combining gastrointestinal protective agents with NSAIDs, our market opportunity will be limited.  If our current medicines or any other medicine that we may seek approval for, or acquire, fail to attain market acceptance, we may not be able to generate significant revenue to sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

Our future prospects are highly dependent on our ability to successfully develop and execute commercialization strategies for each of our medicines.  Failure to do so would adversely impact our financial condition and prospects.*

A substantial majority of our resources are focused on the commercialization of our current medicines.  Our ability to generate significant medicine revenues and to achieve commercial success in the near-term will initially depend almost entirely on our ability to successfully commercialize these medicines in the United States.  With respect to our rare disease medicines, TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE and UPLIZNA, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for label expansion and more effective use through clinical trials.  Our comprehensive post-launch commercial strategy for TEPEZZA aims to enable more thyroid eye disease, or TED, patients to benefit from TEPEZZA.  We are doing this by: (i) facilitating continued TEPEZZA uptake in the treatment of acute and chronic TED through continued promotion of TEPEZZA to treating physicians; (ii) continuing to develop the TED market by increasing physician awareness of the disease severity, the urgency to diagnose and treat it, as well as the benefits of treatment with TEPEZZA; (iii) driving accelerated disease identification and time to treatment through our digital and broadcast marketing campaigns; (iv) enhancing the patient journey with our high-touch, patient-centric model as well as support for the patient and site-of-care referral processes; and (v) expanding more timely access to TEPEZZA for TED patients.  Our strategy with respect to KRYSTEXXA includes existing rheumatology account growth, new rheumatology account growth and accelerating nephrology growth, as well as development efforts to enhance response rates through combination treatment with methotrexate and to shorten the infusion time.  With respect to RAVICTI and PROCYSBI, our strategy includes accelerating the transition of patients from first-generation therapies, increasing the diagnosis of the associated rare conditions through patient and physician outreach; and increasing compliance rates.  Our strategy with respect to ACTIMMUNE, includes increasing awareness and diagnosis of chronic granulomatous disease and increasing compliance rates.  With respect to our strategy for UPLIZNA, which leverages the successful strategies we have employed with TEPEZZA and KRYSTEXXA, our aim is to (i) generate greater demand for the medicine by investing in the commercial and clinical support infrastructure; (ii) drive physician awareness of the benefits of UPLIZNA for the treatment of neuromyelitis optica spectrum disorder, or NMOSD, and what differentiates UPLIZNA from other medicines by generating additional trial data analyses and clinical evidence; and (iii) optimize timely access for patients to UPLIZNA with best-in-class patient services, infusion site-of-care referral processes and reimbursement support services. A key component of the strategy is to complete a comprehensive assessment of the current overall commercial and clinical support infrastructure for UPLIZNA to ensure optimal support for the medicine.

We are focusing a significant portion of our commercial activities and resources on TEPEZZA, and we believe our ability to grow our long-term revenues, and a significant portion of the value of our company, relates to our ability to successfully commercialize TEPEZZA in the United States.  As a newly launched medicine for a disease that had no previously-approved treatments, successful commercialization of TEPEZZA is subject to many risks.  There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.  While we have established our commercial team and U.S. sales force, we will need to further train and develop the team in order to successfully commercialize TEPEZZA.  There are many factors that could cause commercialization of TEPEZZA to be unsuccessful, including a number of factors that are outside our control.  Because no medicine has previously been approved by the FDA for the treatment of TED, it is especially difficult to estimate TEPEZZA’s market potential or the time it will take to increase patient and physician awareness of TED and change current treatment paradigms.  For example, shortly after the launch of TEPEZZA, we transitioned our sales force to a virtual model in light of the COVID-19 pandemic, which, combined with physicians generally reducing their own availability, has made it more challenging to execute on our strategy to educate physicians about TEPEZZA and the treatment of TED.  In addition, some physicians that are potential prescribers of TEPEZZA do not have the necessary infusion capabilities to administer the medicine and may not otherwise be able or willing to refer their patients to third-party infusion centers, which may discourage them from treating their patients with TEPEZZA.  The commercial success of TEPEZZA depends on the extent to which patients and physicians accept and adopt TEPEZZA as a treatment for TED.  For example, if the patient population suffering from TED is smaller than we estimate, if it proves difficult to identify TED patients or educate physicians as to the availability and potential benefits of TEPEZZA, or if physicians are unwilling to prescribe or patients are unwilling to take TEPEZZA, the commercial potential of TEPEZZA will be limited.  In addition, the prior disruption in TEPEZZA supply resulted in existing patients stopping therapy and an inability of new patients to initiate therapy.  We began resupplying TEPEZZA to the market in April 2021, and we cannot be certain how many prior TEPEZZA patients will re-initiate therapy or whether or when growth in TEPEZZA adoption will return to levels seen prior to the supply disruption.  We also have limited information regarding how physicians, patients and payers will respond to the pricing of TEPEZZA.  Physicians may not prescribe TEPEZZA and patients may be unwilling to use TEPEZZA if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost.  Thus, significant uncertainty remains regarding the commercial potential of TEPEZZA.  If the continued commercialization of TEPEZZA becomes unsuccessful or perceived as disappointing, the price of our ordinary shares could decline significantly and long-term success of the medicine and our company could be harmed.

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

We are dependent on wholesale distributors for distribution of our products in the United States and, accordingly, our results of operations could be adversely affected if they encounter financial difficulties.

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

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biotech company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights.  We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights.  In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities.  As of March 31, 2021, we had approximately 495 sales representatives in the field, consisting of approximately 265 orphan segment sales representatives and 230 inflammation segment sales representatives.  We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming.  We also cannot be certain that we will be able to continue to successfully develop this capability.

As we continue to add medicines through development efforts and acquisition transactions and execute on our international expansion initiatives, the members of our sales force may have limited experience promoting certain of our medicines.  To the extent we employ an acquired entity’s sales forces to promote acquired medicines, we may not be successful in continuing to retain these employees and we otherwise will have limited experience marketing these medicines under our commercial organization.  In addition, none of the members of our sales force have promoted TEPEZZA or any other medicine for the treatment of TED prior to the launch of TEPEZZA and prior to completing the acquisition of Viela Bio, Inc., or Viela, in March 2021, we had no experience as an organization commercializing UPLIZNA.  We are required to expend significant time and resources to train our sales force to be credible and able to educate physicians on the benefits of prescribing and pharmacists dispensing our medicines.  In addition, we must train our sales force to ensure that a consistent and appropriate message about our medicines is being delivered to our potential customers.  Our sales representatives may also experience challenges promoting multiple medicines when we call on physicians and their office staff.  We have experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives.  If we are unable to recruit and retain qualified personnel outside of the United States, we may not be able to execute our global expansion strategy successfully.  If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate physicians about the benefits of our medicines and their proper administration and label indication, as well as our patient assistance programs, our efforts to successfully commercialize our medicines could be put in jeopardy, which could have a material adverse effect on our financial condition, share price and operations.  For example, we have had to train our sales force to operate in a virtual environment due to the COVID-19 pandemic and are continuing to learn and implement new strategies and techniques to promote our medicines without the benefit of in-person interactions with healthcare providers and their staff.  We may not be successful in finding effective ways to promote our medicines remotely or our competitors may be more successful than we are at adapting to virtual marketing.

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

To market any drugs or biologics outside of the United States, we and current or future collaborators must comply with numerous and varying regulatory and compliance related requirements of other countries.  For example, we are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States, including Japan where we are engaging with the Pharmaceutical and Medical Devices Agency and the Japanese medical community.  Furthermore, we are initiating an investment in our European infrastructure to support the potential approval in the first quarter of 2022 of UPLIZNA for NMOSD, which has been granted orphan designation by the European Commission, or EC.  In addition, on March 24, 2021, we announced that our strategic partner, Mitsubishi Tanabe Pharma Corporation, or MTPC, had received manufacturing and marketing approval of UPLIZNA for NMOSD in Japan. Approval procedures vary among countries and can involve additional medicine testing and additional administrative review periods, including obtaining reimbursement and pricing approval in select markets.  The time required to obtain approval in other countries might differ from that required to obtain FDA approval.  The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks.  Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Applications for regulatory approval, including a marketing authorization application, or MAA, for marketing new drugs in the European Economic Area (which consists of the Member States of the EU, Iceland, Liechtenstein and Norway), or EEA, must be supported by extensive clinical and pre-clinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable medicine candidate.  The number and types of pre-clinical studies and clinical trials that will be required for regulatory approval varies depending on the medicine candidate, the disease or the condition that the medicine candidate is designed to target and the regulations applicable to any particular medicine candidate.  Despite the time and expense associated with pre-clinical and clinical studies, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional pre-clinical studies, CMC studies or clinical trials.  Regulatory authorities could delay, limit or deny approval of a medicine candidate for many reasons, including because they:

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

Since a significant proportion of the regulatory framework in the United Kingdom, or UK, applicable to our business and our products is derived from EU directives and regulations, Brexit has materially impacted the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our products in the UK.  The regulatory changes that are a result of Brexit may also materially impact upon the development, manufacture, importation, approval and commercialization of our products in the EEA, should any development or manufacture of these products take place in the UK.

Great Britain is no longer covered by the centralized procedures for obtaining EEA-wide marketing authorizations from the EC (Northern Ireland is still covered by the centralized procedure).  Our medicine candidates require a separate marketing authorization for Great Britain, and it is unclear as to whether the relevant authorities in the EU and the UK are adequately prepared for the additional administrative burden caused by Brexit.  Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, could prevent us from or delay us commercializing our medicine candidates in the UK and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability.  If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EEA for our medicine candidates, which could significantly and materially harm our business.

Brexit may influence the attractiveness of the UK as a place to conduct clinical trials.  The EU’s regulatory environment for clinical trials is being harmonized as part of the Clinical Trial Regulation but it is currently unclear as to what extent the UK will seek to align its regulations with the EU.  Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for our medicine candidates in the EEA on the basis of clinical trials conducted in the UK.

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

We have rights to medicines in certain jurisdictions but have little or no control over third parties that have rights to commercialize those medicines in other jurisdictions, which could adversely affect our commercialization of these medicines.*

Following our sale of the rights to RAVICTI (i) outside of North America and Japan to Medical Need Europe AB, part of the Immedica Group, or Immedica, in December 2018 and (ii) in Japan to Immedica, Immedica has marketing and distribution rights to RAVICTI in those regions.  Following our sale of the rights to PROCYSBI in the Europe, Middle East and Africa, or EMEA, regions to Chiesi Farmaceutici S.p.A., or Chiesi, in June 2017, or the Chiesi divestiture, Chiesi has marketing and distribution rights to PROCYSBI in the EMEA regions.  MTPC has rights to the development and commercialization of UPLIZNA for NMOSD as well as other potential future indications in Japan and certain other countries in Asia. Hansoh Pharmaceutical Group Company Limited, or Hansoh, has rights to the development and commercialization of UPLIZNA for NMOSD as well as other potential future indications in China, Hong Kong and Macau. Miravo Healthcare (formerly known as Nuvo Pharmaceuticals Inc.), or Miravo, has retained its rights to PENNSAID 2% in territories outside of the United States.  In March 2017, Miravo announced that it had entered into an exclusive license agreement with Sayre Therapeutics PVT Ltd. to distribute, market and sell PENNSAID 2% in India, Sri Lanka, Bangladesh and Nepal, and in December 2017 Miravo announced that it had entered into a license and distribution agreement with Gebro Pharma AG for the exclusive right to register, distribute, market and sell PENNSAID 2% in Switzerland and Liechtenstein.  We have little or no control over Immedica’s activities with respect to RAVICTI outside of North America, over Chiesi’s activities with respect to PROCYSBI in the EMEA, over MTPC’s or Hansoh’s activities with respect to UPLIZNA in the certain countries in Asia,  or over Miravo’s or its existing and future commercial partners’ activities with respect to PENNSAID 2% outside of the United States even though those activities could impact our ability to successfully commercialize these medicines.  For example, Immedica or its assignees, Chiesi or its assignees or Miravo or its assignees can make statements or use promotional materials with respect to RAVICTI, PROCYSBI or PENNSAID 2% , respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell RAVICTI, PROCYSBI or PENNSAID 2%, respectively, in foreign countries at prices that are dramatically lower than the prices we charge in the United States.  These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States.  In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them.  We also rely on Immedica, Chiesi, MTPC, Hansoh and Miravo, or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States, as we have or will have limited access to this information ourselves.

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

We rely on AGC Biologics A/S (formerly known as CMC Biologics A/S), or AGC Biologics, as our exclusive manufacturer of the TEPEZZA drug substance and Catalent, for TEPEZZA drug product.  On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the DPA that dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent. To offset the reduced slots allowed by the DPA and Catalent, we accelerated plans to increase the production scale of TEPEZZA drug product.  In March 2021, the FDA approved a prior approval supplement to the TEPEZZA BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  We commenced resupply of TEPEZZA to the market in April 2021.  While we are not currently aware of any manufacturing facilities other than Catalent that are part of the supply chain for our medicines that are being utilized for the manufacture of vaccines for COVID-19,  similar circumstances could arise in the future and could result in supply disruption to our other medicines.  In addition, we cannot guarantee that our currently contracted TEPEZZA manufacturing slots at Catalent will not be rescheduled or canceled as a result of additional U.S. government-mandated COVID-19 vaccine production orders, or that they will be completed successfully.

Further, following the highly successful launch of TEPEZZA, which significantly exceeded expectations, we began the process of expanding our production capacity in 2020 to meet anticipated future demand for TEPEZZA.  If AGC Biologics fails to supply TEPEZZA drug substance or if Catalent fails to supply TEPEZZA drug product for a period beyond our current expectation or either manufacturer is otherwise unable to meet our volume requirements due to unexpected market demand for TEPEZZA, it may lead to further TEPEZZA supply constraints.  In addition, while we are making progress with our second drug product manufacturer and we are on track to begin shipping TEPEZZA supply from this manufacturer, assuming FDA approval by the end of 2021, it is possible this timeline could be delayed.  We rely on NOF Corporation, or NOF, as our exclusive supplier of the PEGylation agent that is a critical raw material in the manufacture of KRYSTEXXA.  If NOF fails to supply such PEGylation agent, it may lead to KRYSTEXXA supply constraints.  A key excipient used in PENNSAID 2% as a penetration enhancer is dimethyl sulfoxide, or DMSO.  We and Miravo, our exclusive supplier of PENNSAID 2%, rely on a sole proprietary form of DMSO for which we maintain a substantial safety stock.  However, should this supply become inadequate, damaged, destroyed or unusable, we and Miravo may not be able to qualify a second source.  We rely on an exclusive supply agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim Biopharmaceuticals, for manufacturing and supply of ACTIMMUNE.  ACTIMMUNE is manufactured by starting with cells from working cell bank samples which are derived from a master cell bank.  We and Boehringer Ingelheim Biopharmaceuticals separately store multiple vials of the master cell bank.  In the event of catastrophic loss at our or Boehringer Ingelheim Biopharmaceuticals’ storage facility, it is possible that we could lose multiple cell banks and have the manufacturing capacity of ACTIMMUNE severely impacted by the need to substitute or replace the cell banks.  In addition, we rely on AstraZeneca UK Limited, or AstraZeneca, for the manufacture of the current clinical and commercial supplies of UPLIZNA, and for the current clinical and nonclinical supplies of our other medicine candidates.

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

We face significant competition from other biotechnology and pharmaceutical companies, including those marketing generic medicines and our operating results will suffer if we fail to compete effectively.*

The biotechnology and pharmaceutical industries are intensely competitive.  We have competitors both in the United States and international markets, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions.  Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development, or R&D, staff, experienced marketing and manufacturing organizations and well-established sales forces.  Additional consolidations in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors and we will have to find new ways to compete and may have to potentially merge with or acquire other businesses to stay competitive.  Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.  Our competitors may succeed in developing, acquiring or in-licensing on an exclusive basis, medicines that are more effective and/or less costly than our medicines.

Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED.  While these therapies have not proved effective in treating the underlying disease, and carry with them significant side effects, their off-label use could reduce or delay treatment in the addressable patient population for TEPEZZA.  Immunovant Inc., or Immunovant, is conducting Phase 2 clinical trials of a fully human anti-FcRn monoclonal antibody candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy.  On February 2, 2021, Immunovant announced a voluntary pause in the clinical dosing of the candidate due to elevated total cholesterol and low-density lipoprotein levels in patients treated with the candidate.  Immunovant has indicated it intends to continue developing the candidate but did not provide an estimate of when the dosing might resume.  Viridian Therapeutics, Inc. is pursuing development of an anti-IGF-1R monoclonal antibody for TED and has announced plans to initiate a Phase 2 trial in the second half of 2021.  While KRYSTEXXA faces limited direct competition, a number of competitors have medicines in clinical trials, including Selecta Biosciences Inc., or Selecta, which has initiated a Phase 3 trial of a candidate for the treatment of chronic refractory gout.  In September 2020, Selecta announced topline clinical data that did not meet the primary endpoint or demonstrate statistical superiority for their Phase 2 trial that compared their candidate, which includes an immunomodulator, to KRYSTEXXA alone.  In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this candidate.  RAVICTI could face competition from a few medicine candidates that are in early-stage development, including a gene-therapy candidate by Ultragenyx Pharmaceutical Inc., a generic taste-masked formulation option of BUPHENYL by ACER Therapeutics Inc., an enzyme replacement for a specific UCD subtype (ARG) by Aeglea Bio Therapeutics Inc. and a mRNA-based therapeutic for a specific UCD subtype (OTC) by Arcturus Therapeutics Holdings Inc.  PROCYSBI faces competition from Cystagon® (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis, Cystadrops® (cysteamine ophthalmic solution) for the treatment of corneal cystine crystal deposits and CystaranTM (cysteamine ophthalmic solution) for treatment of corneal crystal accumulation in patients with cystinosis.  Additionally, we are also aware that AVROBIO, Inc. has an early-stage gene therapy candidate in development for the treatment of cystinosis.  UPLIZNA faces competition with eculizumab from Alexion Pharmaceuticals, Inc., or Alexion, marketed as Soliris®, and satralizumab, marketed as EnspryingTM from Chugai Pharmaceuticals Co., Ltd., or Chugai, a subsidiary of Roche, each for the treatment of patients with NMOSD.  Both products have achieved successful pivotal studies in NMOSD and in June 2019, Alexion received FDA approval of Soliris for the treatment of adults with NMOSD and in August 2020 Chugai received approval for Ensprying for the treatment of adults with NMOSD.  Alexion are also undergoing a Phase 3 trial with Ultomiris® (ravulizumab) in NMOSD and, if approved for this indication, UPLIZNA could face additional competition.  UPLIZNA also faces competition from rituximab, an off-label treatment that has been used for years to treat NMOSD given the lack of an approved medicine for this disease prior to 2019.   PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2%.  The generic version of Voltaren Gel is the market leader in the topical NSAID category.  Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician.  DUEXIS faces competition from other NSAIDs, including Celebrex®, marketed by Pfizer Inc., and celecoxib, a generic form of the medicine marketed by other pharmaceutical companies.  DUEXIS also faces significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers.  Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS, despite such substitution being off-label in the case of DUEXIS.  Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe PENNSAID 2% or DUEXIS, those prescriptions may not result in sales.  If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS, sales of PENNSAID 2% and DUEXIS may suffer despite any success we may have in promoting PENNSAID 2% or DUEXIS to physicians.  In addition, other medicine candidates that contain ibuprofen and famotidine in combination or naproxen and esomeprazole in combination, while not currently known or FDA approved, may be developed and compete with DUEXIS in the future.

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

On February 27, 2020, following a judgment in federal court invalidating certain patents covering VIMOVO, Dr. Reddy’s launched a generic version of VIMOVO in the United States.  While patent litigation against Dr. Reddy’s for infringement continues on additional patents in the New Jersey District Court, we now face generic competition for VIMOVO, which has negatively impacted net sales of VIMOVO. As a result, we have repositioned our promotional efforts previously directed to VIMOVO to the other inflammation segment medicines and expect that our VIMOVO net sales will continue to decrease in future periods.

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

If we are unsuccessful in any of the DUEXIS cases or PROCYSBI case, we will likely face generic competition with respect to DUEXIS and/or PROCYSBI and sales of DUEXIS and/or PROCYSBI will be substantially harmed.

ACTIMMUNE is the only medicine currently approved by the FDA specifically for the treatment of CGD and SMO.  While there are additional or alternative approaches used to treat patients with CGD and SMO, there are currently no medicines on the market that compete directly with ACTIMMUNE.  A widely accepted protocol to treat CGD in the United States is the use of concomitant “triple prophylactic therapy” comprising ACTIMMUNE, an oral antibiotic agent and an oral antifungal agent.  However, the FDA-approved labeling for ACTIMMUNE does not discuss this “triple prophylactic therapy,” and physicians may choose to prescribe one or both of the other modalities in the absence of ACTIMMUNE.  Because of the immediate and life-threatening nature of SMO, the preferred treatment option for SMO is often to have the patient undergo a bone marrow transplant which, if successful, will likely obviate the need for further use of ACTIMMUNE in that patient.  Likewise, the use of bone marrow transplants in the treatment of patients with CGD is becoming more prevalent, which could have a material adverse effect on sales of ACTIMMUNE and its profitability.  We are aware of a number of research programs investigating the potential of gene therapy as a possible cure for CGD.  Additionally, other companies may be pursuing the development of medicines and treatments that target the same diseases and conditions which ACTIMMUNE is currently approved to treat.  As a result, it is possible that our competitors may develop new medicines that manage CGD or SMO more effectively, cost less or possibly even cure CGD or SMO.  In addition, U.S. healthcare legislation passed in March 2010 authorized the FDA to approve biological products, known as biosimilars, that are similar to or interchangeable with previously approved biological products, like ACTIMMUNE, based upon potentially abbreviated data packages.  Biosimilars are likely to be sold at substantially lower prices than branded medicines because the biosimilar manufacturer would not have to recoup the R&D and marketing costs associated with the branded medicine.  Though we are not currently aware of any biosimilar under development, the development and commercialization of any competing medicines or the discovery of any new alternative treatment for CGD or SMO could have a material adverse effect on sales of ACTIMMUNE and its profitability.  We have licenses to U.S. patents covering ACTIMMUNE.  If not otherwise invalidated, those patents expire in 2022.

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

Our medicine candidates for which we intend to seek approval may face generic or biosimilar competition sooner than anticipated. *

Even if we are successful in achieving regulatory approval to commercialize a medicine candidate ahead of our competitors, certain of our medicine candidates may face competition from biosimilar products. In the United States, certain of our medicine candidates are regulated by the FDA as biological products and we intend to seek approval for these medicine candidates pursuant to the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for FDA approval of biosimilar and interchangeable biological products based on a previously licensed reference product. Under the BPCIA, an application for a biosimilar biological product cannot be approved by the FDA until 12 years after the original reference biological product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for certain of our medicine candidates.

We believe that any of our medicine candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity available to reference biological products. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our medicine candidates to be reference biological products pursuant to its interpretation of the exclusivity provisions of the BPCIA for competing products, potentially creating the opportunity for generic follow-on biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference medicines in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing including whether a future competitor seeks an interchangeability designation for a biosimilar of one of our medicines. Under the BPCIA as well as state pharmacy laws, only interchangeable biosimilar products are considered substitutable for the reference biological product without the intervention of the health care provider who prescribed the original biological product. However, as with all prescribing decisions made in the context of a patient-provider relationship and a patient’s specific medical needs, healthcare providers are not restricted from prescribing biosimilar products in an off-label manner. In addition, a competitor could decide to forego the abbreviated approval pathway available for biosimilar products and to submit a full BLA for product licensure after completing its own preclinical studies and clinical trials. In such a situation, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its biological product as soon as it is approved.

In Europe, the EC has granted marketing authorizations for several biosimilar products pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In addition, companies may be developing biosimilar products in other countries that could compete with our medicines, if approved.

If competitors are able to obtain marketing approval for biosimilars referencing our medicine candidates, if approved, our future medicines may become subject to competition from such biosimilars, whether or not they are designated as interchangeable, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our medicine candidates may have received approval.

If we are unable to maintain or realize the benefits of orphan drug exclusivity, we may face increased competition with respect to certain of our medicines.*

Under the Orphan Drug Act of 1983, the FDA may designate a medicine as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States.  A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval.  PROCYSBI received ten years of market exclusivity, through 2023, as an orphan drug in Europe.  PROCYSBI received seven years of market exclusivity, through 2022, for patients two years of age to less than six years of age, and seven years of market exclusivity, through 2024, for patients one year of age to less than two years of age, as an orphan drug in the United States.  TEPEZZA has been granted orphan drug exclusivity for treatment of active (dynamic) phase Graves’ ophthalmopathy, which we expect will provide orphan drug marketing exclusivity in the United States until January 2027.  In addition, UPLIZNA was granted orphan drug designation for UPLIZNA for the treatment of patients with NMOSD in February 2016.  However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to ensure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition.  Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective.  In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient.  If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering the applicable medicine, we could be subject to generic competition and revenues from the medicine could decrease materially.  In addition, if a subsequent drug is approved for marketing for the same or a similar indication as our medicines despite orphan drug exclusivity, we may face increased competition and lose market share with respect to these medicines.

A Breakthrough Therapy Designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our medicine candidates will receive marketing approval.*

The FDA granted Breakthrough Therapy Designation to TEPEZZA for the treatment of thyroid eye disease and UPLIZNA for the treatment of NMOSD, and we may seek such designation in the future for other medicine candidates.  A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.  For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. Drugs designated as Breakthrough Therapies are also eligible for accelerated approval.

The FDA has discretion to determine whether the criteria for a Breakthrough Therapy has been met and whether to grant a Breakthrough Therapy Designation to an investigational product.  Accordingly, even if we believe, after completing early clinical trials, that one of our medicine candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation.  In any event, the receipt of a Breakthrough Therapy Designation for a medicine candidate may not result in a faster development process, review or approval compared to medicine candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA.  In addition, even after granting Breakthrough Therapy Designation to our medicine candidates, the FDA may later decide that such medicine candidates no longer meet the conditions for qualification and withdraw such designation.

A Fast Track Designation by the FDA, even if granted for any of our medicine candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our medicine candidates will receive marketing approval.*

We do not currently have Fast Track Designation for any of our medicine candidates, but may seek such designation in the future.  If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track Designation.  The FDA has broad discretion whether to grant this designation.  Even if we believe a particular medicine candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it.  Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures.  The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.  Many drugs that have received Fast Track Designation have failed to obtain regulatory approval.

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

We are currently in litigation with multiple generic drug manufacturers regarding intellectual property infringement.  For example, we are currently involved in Hatch Waxman litigation with generic drug manufacturers related to DUEXIS, VIMOVO and PROCYSBI.

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

A variety of risks associated with operating our business internationally could adversely affect our business.*

In addition to our U.S. operations, we have operations in Ireland, Bermuda, the Grand Duchy of Luxembourg, or Luxembourg, Switzerland, Germany and in Canada.  Furthermore, we are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States, including Japan where we are engaging with the Pharmaceutical and Medical Devices Agency and the Japanese medical community.  Furthermore, we are initiating an investment in our European infrastructure to support the potential approval in the first quarter of 2022 of UPLIZNA for NMOSD, which has been granted orphan designation by the EC.  We face risks associated with our international operations, including possible unfavorable political, tax and labor conditions, which could harm our business.  We are subject to numerous risks associated with international business activities, including:

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

If we fail to develop or acquire other medicine candidates or medicines, our business and prospects would be limited.*

A key element of our strategy is to develop or acquire and commercialize a portfolio of other medicines or medicine candidates in addition to our current medicines, through business or medicine acquisitions such as our acquisition of Viela.  Because we do not engage in proprietary drug discovery, the success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire approved or clinically enabled medicine candidates for therapeutic indications that complement or augment our current medicines, or that otherwise fit into our development or strategic plans on terms that are acceptable to us.  Identifying, selecting and acquiring promising medicines or medicine candidates requires substantial technical, financial and human resources expertise.  Efforts to do so may not result in the actual acquisition or license of a particular medicine or medicine candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit.  If we are unable to identify, select and acquire suitable medicines or medicine candidates from third parties or acquire businesses at valuations and on other terms acceptable to us, or if we are unable to raise capital required to acquire businesses or new medicines, our business and prospects will be limited.

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

We have experienced growth and expanded the size of our organization substantially in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity.  As of March 31, 2021, we employed approximately 1,640 full-time employees, including approximately 495 sales representatives, representing a substantial change to the size of our organization.  We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives.  Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

As our commercialization plans and strategies continue to develop, including as a result of our acquisition of Viela, we will need to continue to recruit and train sales and marketing personnel.  Our ability to manage any future growth effectively may require us to, among other things:

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

Our acquisitions have resulted in many changes, and our acquisition of Viela may result in additional changes, including significant changes in the corporate business and legal entity structure, the integration of other companies and their personnel with us, and changes in systems.  We may encounter unexpected difficulties or incur unexpected costs, including:

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

If any of these factors impair our ability to continue to integrate our operations with those of any companies or businesses we acquire, including Viela, we may not be able to realize the business opportunities, growth prospects and anticipated tax synergies from combining the businesses.  In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business.  For example, we will need to spend additional time and money on the integration of Viela’s R&D and sales and marketing functions with our own functions.

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

We have also broadened our acquisition strategy to include development-stage assets or programs, which entails additional risk to us.  For example, if we are unable to identify programs that ultimately result in approved medicines, we may spend material amounts of our capital and other resources evaluating, acquiring and developing medicines that ultimately do not provide a return on our investment.  We have less experience evaluating development-stage assets and may be at a disadvantage compared to other entities pursuing similar opportunities.  Regardless, development-stage programs generally have a high rate of failure and we cannot guarantee that any such programs will ultimately be successful.  While we have significantly enhanced our R&D function in recent years, we may need to enhance our clinical development and regulatory functions to properly evaluate and develop earlier-stage opportunities, which may include recruiting personnel that are knowledgeable in therapeutic areas we have not yet pursued.  If we are unable to acquire promising development-stage assets or eventually obtain marketing approval for them, we may not be able to create a meaningful pipeline of new medicines and eventually realize a return on our investments.  For example, a core strategic rationale for the Viela acquisition is Viela’s pipeline of medicine candidates and R&D capabilities, but if we experience clinical failures with respect to Viela’s medicine candidates and research programs or such candidates and programs do not otherwise result in marketed medicines, we will not realize the expected benefits from the substantial investment we intend to make in the acquisition and subsequent development of the Viela pipeline.  As our R&D plans and strategies continue to develop, including as a result of our acquisition of Viela, we will need to continue to recruit and train R&D personnel.

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

Our prior medicine and company acquisitions and any other strategic transactions that we may pursue in the future could have a variety of negative consequences, and we may not realize the benefits of such transactions or attempts to engage in such transactions.*

We have completed multiple medicine and company acquisitions, including most recently Viela, and our strategy is to engage in additional strategic transactions with third parties, such as acquisitions of companies or divisions of companies and asset purchases of medicines, medicine candidates or technologies that we believe will complement or augment our existing business.  We may also consider a variety of other business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and other investments.  Any such transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose significant integration challenges, create additional tax, legal, accounting and operational complexities in our business, require additional expertise, result in dilution to our existing shareholders and disrupt our management and business, which could harm our operations and financial results.

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

We face significant competition in seeking appropriate strategic transaction opportunities and the negotiation process for any strategic transaction can be time-consuming and complex.  In addition, we may not be successful in our efforts to engage in certain strategic transactions because our financial resources may be insufficient and/or third parties may not view our commercial and development capabilities as being adequate.  We may not be able to expand our business or realize our strategic goals if we do not have sufficient funding or cannot borrow or raise additional capital.  There is no assurance that following any of our recent acquisition transactions or any other strategic transaction, including the acquisition of Viela, we will achieve the anticipated revenues, net income or other benefits that we believe justify such transactions.  In addition, any failures or delays in entering into strategic transactions anticipated by analysts or the investment community could seriously harm our consolidated business, financial condition, results of operations or cash flow.

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

In November 2020, CMS issued an interim final rule, or IFR, implementing the Most Favored Nation, or MFN, Model basing Medicare Part B reimbursement rates for the top fifty drugs covered by Part B based to the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development, or OECD, countries with a similar gross domestic product per capita.  The MFN Model mandates participation for providers prescribing drugs included on the list and will apply in all U.S. states and territories for a seven-year period that was scheduled to begin on January 1, 2021 and end December 31, 2027.  However, several lawsuits were filed challenging the rule.  On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule.  One court granted a preliminary injunction enjoining CMS from moving forward with the rule until CMS completed regular notice and comment rulemaking, delaying implementation.  It is unclear if the Biden Administration will support, modify, or reverse the MFN model or implement other alternative measures.  President Biden’s presidential election campaign had indicated that Biden would direct Medicare to negotiate drug prices using international prices as a reference.  The FDA released a final rule implementing a portion of the importation executive order providing guidance for states to build and submit importation plans.  Several states have acted to implement importation plans or have introduced legislation to do so.  FDA also finalized guidance for manufacturers to obtain an additional National Drug Code for an FDA-approved drug as part of a process to provide a manufacturer a means to import its drugs that were originally intended to be marketed in and authorized for sale in a foreign country.  In addition, HHS and FDA are in the process of accepting industry proposals to facilitate personal importation of prescription drugs.  On November 20, 2020, HHS also finalized the “rebate rule” regulation by removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law.  The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation.  The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs, the implementation of which have also been delayed until January 1, 2023.

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

In addition to the aforementioned price reform measures, there are other potential reform measures relating to the pharmaceutical industry.  For example, there have been efforts to amend the Orphan Drug Act, including a bill passed in the House of Representatives in November 2020, the Orphan Drug Exclusivity Act, that would have limited manufacturers’ ability to receive orphan drug exclusivity under the “cost recovery” pathway under the Orphan Drug Act.  While the Senate did not take further action on this bill in 2020, the bill’s co-sponsors were re-elected, and it remains unclear whether it will be re-introduced.  Further, on December 31, 2020, CMS issued a final rule that broadened the definition of “line extension” under the ACA.  This portion of the rule will be effective on January 1, 2022.  It is unclear whether this final rule will be challenged similar to other final rules that were issued shortly prior to the change in presidential administration.

In countries in the EU, legislators, policymakers, and healthcare insurance funds continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost containment in the EU.  Certain of these changes could impose limitations on the prices we will be able to charge for our medicines and any approved medicine candidates or the amounts of reimbursement available for these products from governmental agencies or third-party payers, may increase the tax obligations on pharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our products.

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

Our medicines or any other medicine candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization, result in medicine re-labeling or withdrawal from the market or have a significant impact on customer demand.*

Undesirable side effects caused by any medicine candidate that we develop could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs.  In our Phase 3 clinical trial evaluating TEPEZZA for the treatment of active TED, the most commonly reported treatment-emergent adverse events were muscle spasms, nausea, alopecia, diarrhea, fatigue, hyperglycemia, hearing impairment, dysgeusia, headache and dry skin.  With respect to KRYSTEXXA, the most commonly reported serious adverse reactions in the pivotal trial were gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis, exacerbation of pre-existing congestive heart failure and vomiting.  With respect to RAVICTI, the most common side effects are diarrhea, nausea, decreased appetite, gas, vomiting, high blood levels of ammonia, headache, tiredness and dizziness.  The most common side effects observed in pivotal trials for ACTIMMUNE were “flu-like” or constitutional symptoms such as fever, headache, chills, myalgia and fatigue.  With respect to UPLIZNA, the most common adverse reactions across both the randomized and open-label treatment in our N-MOmentum trial for UPLIZNA were urinary tract infection, nasopharyngitis, infusion reaction, arthralgia and headache. The most common infections reported by treated patients in the randomized and open-label periods included urinary tract infection, nasopharyngitis, upper respiratory tract infection and influenza.  In addition, two deaths were reported in the ongoing open-label period.  One death occurred in a patient experiencing a myelitis attack and was considered unrelated to UPLIZNA by the investigator.  The second death was due to complications from mechanical ventilator-associated pneumonia in a patient who developed new neurological symptoms and seizures, the cause of which could not be definitively established.  The possibility that the death was treatment-related could not be ruled out, and as a result, under the terms of the protocol for the trial, the death was assessed as treatment-related.  There can be no assurance a foreign regulatory authority will agree with the classifications of the deaths made by the investigators or that we will not be required to conduct additional clinical trials of UPLIZNA in order to establish an adequate safety database. With respect to PROCYSBI, the most common side effects include vomiting, nausea, abdominal pain, breath odor, diarrhea, skin odor, fatigue, rash and headache.  The most common adverse events reported in a Phase 2 clinical trial of PENNSAID 2% were application site reactions, such as dryness, exfoliation, erythema, pruritus, pain, induration, rash and scabbing.  In our two Phase 3 clinical trials with DUEXIS, the most commonly reported treatment-emergent adverse events were nausea, dyspepsia, diarrhea, constipation and upper respiratory tract infection.  The most commonly reported treatment-emergent adverse events in the Phase 3 clinical trials with RAYOS included flare in rheumatoid arthritis related symptoms, abdominal pain, nasopharyngitis, headache, flushing, upper respiratory tract infection, back pain and weight gain.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same medicine candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants.  Various pipeline programs among our current pipeline are subject to this risk; for example, in a Phase 1b clinical trial, Viela observed that HZN-4920 decreased disease activity in patients with rheumatoid arthritis.  Viela subsequently initiated a Phase 2 clinical trial for HZN-4920 in patients with rheumatoid arthritis, a separate Phase 2b clinical trial for HZN-4920 in Sjögren’s syndrome and a separate Phase 2 clinical trial for HZN-4920 in kidney transplant rejection, which clinical trials we have assumed and are conducting.  There is no assurance that HZN-4920 will have a similar impact on disease activity in such clinical trials.

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

Our clinical trials may also be affected by COVID-19.  For example, two of our clinical trials for TEPEZZA have been delayed until later in 2021 due to the impact of the TEPEZZA supply disruption at Catalent.  In addition, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital and healthcare resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  The availability of supplies needed for the conduct of clinical trials may be impacted by COVID-19 supply disruptions, including laboratory tubes needed for lab testing.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our medicine candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.  Further, a clinical trial may be suspended or terminated by us, our collaborators, the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a medicine candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.  If we experience delays in the completion of, or if we terminate, any clinical trial of our medicine candidates, the commercial prospects of our medicine candidates will be harmed, and our ability to generate medicine revenues from any of these medicine candidates will be delayed or reduced.  In addition, any delays in completing our clinical trials will increase our costs, slow down our medicine development and approval process and jeopardize our ability to commence medicine sales and generate revenues.

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

The sizes of the patient populations suffering from some of the diseases we are targeting are small and based on estimates that may not be accurate.*

Because certain of our clinical trials are focused on indications with small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, our projections of both the number of people who have some of the diseases we are targeting, as well as the subset of people with these diseases who have the potential to benefit from treatment with our medicines and any of our future medicine candidates, are estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our medicines and any future medicine candidates may be limited or may not be amenable to treatment with our medicines and any of our medicine candidates, if and when approved. Even if we obtain significant market share for our medicines and any of our medicine candidates (if and when they are approved), small potential target populations for certain indications means we may never achieve profitability without obtaining market approval for additional indications.

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

We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.*

We generate and store sensitive data, including research data, intellectual property, personal data, and proprietary business information owned or controlled by ourselves or our employees, partners and other parties.  We manage and maintain our applications and data utilizing a combination of our own on-site systems and third-party information technology systems, including cloud-based data centers.  We are dependent upon such systems, infrastructure and data, including mobile technologies, to operate our business.  The multitude and complexity of our computer systems and those of our third-party service providers may make them vulnerable to service interruption or destruction, disruption of data integrity, inadvertent actions or inactions that expose our data or systems, malicious intrusion, or random attacks.  Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public.  Cyber incidents are increasing in their frequency, sophistication and intensity.

Cyber incidents could include the deployment of harmful malware, ransomware, denial-of-service, supply chain attacks, social engineering and other means to exploit our systems and affect service reliability and threaten data confidentiality, integrity and availability.  Changes in how our employees work and access our systems during the COVID-19 pandemic could lead to additional opportunities for bad actors to launch cyberattacks or for employees to cause inadvertent security risks or incidents.  Our business partners, particularly our third-party service providers, face similar risks and any security breach of their systems could adversely affect our security posture.  A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue.  The effects of a security breach or privacy violation could be further amplified during the COVID-19 pandemic.  Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property.

Despite significant efforts to create security barriers to the above described threats, it is impossible for us to entirely mitigate these risks.  We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred.  In addition, an accidental or intentional cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, fines imposed by regulators, lost revenues due to decrease in customer trust and network downtime, increases in insurance premiums due to cybersecurity incidents and damages to our reputation because of any such incident.  While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify vulnerabilities or breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us.  In addition, we cannot be certain that (a) our liability insurance will be sufficient in type or amount to cover us against claims related to security incidents, cyberattacks and other related breaches; (b) such coverage will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all; or (c) any insurer will not deny coverage as to any future claim.  The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

We are subject to extensive worldwide laws and regulations related to data privacy, and our failure to comply with these laws and regulations could harm our business.*

We are subject to laws and regulations governing data privacy and the protection of personal information.  These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data.  There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject.  For example, the collection and use of personal health data in the EU is governed by the GDPR.  The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information disclosed to the individuals about our privacy practices, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data.  The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States or other jurisdictions deemed not to have adequate controls, provides an enforcement authority and imposes potentially large monetary penalties for noncompliance.  The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information.  The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third-party service providers process, including in clinical trials conducted in the United States and EU.  In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Recent legal developments in Europe have created further complexity and uncertainty regarding transfers of personal data from the EU and UK to the United States.  On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EU and UK to United States entities who had self-certified under the Privacy Shield scheme.  Nine of our United States entities have self-certified under the Privacy Shield framework and we have entered into the standard contractual clauses within our group for transfers of data from the EU and UK to the United States.  The UK’s supervisory authority may similarly invalidate use of the Privacy Shield as a vehicle for lawful data transfers from the UK to the United States.  As such, our transfers of personal data to the United States may not comply with European data protection law and may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including fines of up to 4% of annual global revenue and injunctions against transfers.  While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the EC as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances.  Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place.  The nature of these additional measures, however, remains uncertain.  As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Additionally, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020.  The CCPA has been dubbed the first “GDPR-like” law in the United States since it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new private right of action for data breaches.  It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.  Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election.  Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information.  The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.  New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally.  Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.  As we expand our operations and trials (both preclinical or clinical), the CCPA and CPRA may increase our compliance costs and potential liability.  Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States.  Other states are beginning to pass similar laws, including Virginia (which passed the Consumer Data Protection Act on March 2, 2021) and pending bills in Washington, New York, and Minnesota.

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

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses.*

We have financed our operations primarily through equity and debt financings and have incurred significant operating losses in prior years.  We recorded an operating loss of $160.0 million for the three months ended March 31, 2021 and an operating income of $490.0 million and $126.6 million for the years ended December 31, 2020 and 2019, respectively.  We recorded a net loss of $123.4 million for the three months ended March 31, 2021 and a net income of $389.8 million and $573.0 million for the years ended December 31, 2020 and 2019, respectively.  As of March 31, 2021, we had an accumulated deficit of $339.2 million.  Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines and costs associated with our acquisition transactions.  Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.  While we anticipate that we will continue to generate operating profits in the future, whether we can accomplish this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.  We also expect our operating expenses to increase substantially as a result of continuing to develop Viela’s pipeline of medicine candidates, which will negatively impact our future profitability until such time that these potential medicine candidates are approved and successfully commercialized.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all.  As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have at times experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.  If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our medicines or medicine candidates or one or more of our other R&D initiatives, or delay, cut back or abandon our plans to grow the business through acquisitions.  We also could be required to:

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of March 31, 2021, we had $2,562.5 million book value, or $2,618.0 million aggregate principal amount of indebtedness, including $2,018.0 million in secured indebtedness.

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

Our ability to use net operating loss carryforwards and certain other tax attributes to offset U.S. income taxes may be limited.*

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three-year period), the corporation’s ability to use pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change income may be limited.  For example, we continue to carry forward our annual limitation resulting from an ownership change date of August 2, 2012.  The limitation on pre-change net operating losses incurred prior to the August 2, 2012 change date is approximately $7.7 million for 2021 through 2028.  The net operating loss carryforward and tax credit carryforward limitations are cumulative such that any use of the carryforwards below the limitations in one year will result in a corresponding increase in the limitations for the subsequent tax year.  Under the Tax Act, as modified by the CARES Act, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in taxable years beginning after December 31, 2017, to the extent such net operating losses are carried forward into taxable years beginning after December 31, 2020, is limited to 80 percent of the then current year’s taxable income.  Under the CARES Act, U.S. federal net operating losses arising in a tax year beginning after December 31, 2017, and before January 1, 2021, can be carried back five years.  We continue to monitor legislation regarding the states’ conformity to the Tax Act and the CARES Act.

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

At March 31, 2021, we had $811.6 million of cash and cash equivalents consisting of cash and money market funds.  While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2021, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.  Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

If the London Inter-Bank Offered Rate, or LIBOR, is discontinued, interest payments under our credit agreement may be calculated using another reference rate.*

In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021.  In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities.  Although there have been certain issuances utilizing SOFR, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR.  LIBOR is used as a benchmark rate throughout our credit agreement, and our credit agreement does not address all circumstances in which LIBOR ceases to be published.  There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on us are not known.  The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, the effectiveness of related transactions such as hedges, uncertainty under applicable documentation, including the credit agreement, or difficult and costly processes to amend such documentation.  As a result, our ability to refinance our credit agreement or other indebtedness or to hedge our exposure to floating rate instruments may be impaired, which would adversely affect the operations of our business.

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

We intend to vigorously defend our intellectual property rights relating to our medicines, but we cannot predict the outcome of the DUEXIS cases and the PROCYSBI case.  Any adverse outcome in these matters or any new generic challenges that may arise could result in one or more generic versions of our medicines being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of our medicines, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

Following our acquisition of Viela on March 15, 2021, we are a party to a number of intellectual property license agreements including (i) our licenses with Duke University and Dana-Farber Cancer Institute related to UPLIZNA, (ii) our license with SBI Biotech Co. Ltd related to HZN-7734, (iii) our license with MedImmune, LLC, or MedImmune, related to HZN-4920, (iv) our sublicense with MedImmune for its license with Lonza Sales AG, or Lonza, related to UPLIZNA and HZN-7734, (v) our sublicense with MedImmune for its license with BioWa, Inc., or BioWa, related to UPLIZNA, and (vi) our sublicense with MedImmune for its license with BioWa and Lonza related to HZN-7734.  If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license.

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

Some intellectual property has been discovered through government-funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.*

Some of our intellectual property rights, specifically, intellectual property rights related to UPLIZNA that are in-licensed from Duke University, were generated through the use of U.S. government funding and are therefore subject to certain federal regulations.  As a result, the U.S. government may have certain rights to intellectual property embodied in certain of our current or future medicine candidates pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act.  These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose.  In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”).  To our knowledge, however, the U.S. government has, to date, not exercised any march-in rights on any patented technology that was generated using U.S. government funds.  The U.S. government also has the right to take title to these inventions if we or the applicable grantee fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits.  Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources.  In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States.  The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible.  This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.  To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

The patent protection and patent prosecution for some of our medicine candidates is dependent on third parties.*

While we normally seek and gain the right to fully prosecute the patents relating to our medicine candidates, there may be times when patents relating to our medicine candidates are controlled by our licensors.  This is the case with current patents and patent applications licensed from MedImmune related to HZN-4920, and those licensed from Duke University related to inebilizumab.  If we, or any of our future licensing partners fail to appropriately file, prosecute and maintain patent protection for patents covering any of our medicine candidates, our ability to develop and commercialize those medicine candidates may be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products.  In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors.

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

Future sales and issuances of our ordinary shares, securities convertible into our ordinary shares or rights to purchase ordinary shares or convertible securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to decline.*

Additional capital may be needed in the future to continue our planned operations.  To the extent we raise additional capital by issuing equity securities or securities convertible into or exchangeable for ordinary shares, our shareholders may experience substantial dilution.  We may sell ordinary shares, and we may sell convertible or exchangeable securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time.  If we sell such ordinary shares, convertible or exchangeable securities or other equity securities in subsequent transactions, existing shareholders may be materially diluted.  New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of ordinary shares.  We also maintain equity incentive plans, including our Amended and Restated 2020 Equity Incentive Plan, Amended and Restated 2018 Equity Incentive Plan, 2014 Non-Employee Equity Plan, as amended, and 2020 Employee Share Purchase Plan, and intend to grant additional ordinary share awards under these and future plans, which will result in additional dilution to our existing shareholders.

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

ITEM 6.  EXHIBITS

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

4.5	Third Supplemental Indenture, dated March 15, 2021, by and between Viela Bio, Inc. and U.S. Bank National Association.

10.1*

Second Amendment to Supply Agreement, effective as of January 22, 2021, by and between NOF Corporation and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.70 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 24, 2021).

10.2

Amendment No. 9, dated March 15, 2021, to the Credit Agreement, dated May 7, 2015, by and among Horizon Therapeutics USA, Inc., as borrower, Horizon Therapeutics plc, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on March 15, 2021).

10.3+

Horizon Therapeutics Public Limited Company Amended and Restated 2020 Equity Incentive Plan and Form of Option Agreement, Form of Stock Option Grant Notice, Forms of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Grant Notice thereunder (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on April 30, 2021).

10.4+

Horizon Therapeutics Public Limited Company Amended and Restated 2018 Equity Incentive Plan (assumed from Viela Bio, Inc.) and Form of RSU Award Grant Notice and Form of Award Agreement (RSU Award) thereunder (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Registration Statement on Form S-8, filed on April 30, 2021).

10.5+	Executive Employment Agreement, effective as of March 15, 2021, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics USA, Inc. and Elizabeth H.Z. Thompson.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

Exhibit Number	Description of Document

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

HORIZON THERAPEUTICS PLC

Date: May 5, 2021	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)