Form 10-Q
period 2021-06-30
Horizon Therapeutics Public Ltd Co
filed 2021-08-04
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of July 29, 2021: 225,893,375.

                                                                        HORIZON THERAPEUTICS PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except nominal value and share data)

	As of	As of
	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$812,319	$2,079,906
Restricted cash	3,839	3,573
Accounts receivable, net	735,433	659,701
Inventories, net	258,676	75,283
Prepaid expenses and other current assets	365,113	251,945
Total current assets	2,175,380	3,070,408
Property and equipment, net	220,142	189,037
Developed technology and other intangible assets, net	3,119,709	1,782,962
In-process research and development	880,000	—
Goodwill	1,069,031	413,669
Deferred tax assets, net	610,559	560,841
Other assets	132,595	55,699
Total assets	$8,207,416	$6,072,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,947	$37,710
Accrued expenses and other current liabilities	478,499	485,567
Accrued trade discounts and rebates	306,364	352,463
Long-term debt—current portion	16,000	—
Total current liabilities	852,810	875,740
LONG-TERM LIABILITIES:
Long-term debt, net	2,560,444	1,003,379
Deferred tax liabilities, net	549,078	66,474
Other long-term liabilities	171,448	101,672
Total long-term liabilities	3,280,970	1,171,525
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 shares authorized at June 30, 2021 and December 31, 2020; 226,099,787 and 221,721,674 shares issued at June 30, 2021 and December 31, 2020, respectively, and 225,715,421 and 221,337,308 shares outstanding at June 30, 2021 and December 31, 2020, respectively	22	22
Treasury stock, 384,366 ordinary shares at June 30, 2021 and December 31, 2020	(4,585)	(4,585)
Additional paid-in capital	4,260,337	4,245,945
Accumulated other comprehensive loss	(1,018)	(145)
Accumulated deficit	(181,120)	(215,886)
Total shareholders’ equity	4,073,636	4,025,351
Total liabilities and shareholders' equity	$8,207,416	$6,072,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$832,548	$462,779	$1,174,954	$818,688
Cost of goods sold	200,995	121,515	301,363	218,931
Gross profit	631,553	341,264	873,591	599,757
OPERATING EXPENSES:
Research and development	139,834	81,068	197,527	108,277
Selling, general and administrative	355,204	222,332	687,196	470,107
Impairment of long-lived asset	—	—	12,371	—
Gain on sale of asset	(2,000)	—	(2,000)	—
Total operating expenses	493,038	303,400	895,094	578,384
Operating income (loss)	138,515	37,864	(21,503)	21,373
OTHER EXPENSE, NET:
Interest expense, net	(22,581)	(18,571)	(36,041)	(35,915)
Loss on debt extinguishment	—	(17,254)	—	(17,254)
Foreign exchange (loss) gain	(39)	283	(887)	1,059
Other (expense) income, net	(262)	632	2,962	1,074
Total other expense, net	(22,882)	(34,910)	(33,966)	(51,036)
Income (loss) before (benefit) expense for income taxes	115,633	2,954	(55,469)	(29,663)
(Benefit) expense for income taxes	(42,484)	82,964	(90,235)	63,938
Net income (loss)	$158,117	$(80,010)	$34,766	$(93,601)
Net income (loss) per ordinary share—basic	$0.70	$(0.42)	$0.15	$(0.49)
Weighted average ordinary shares outstanding—basic	225,119,684	192,705,535	224,523,538	191,426,864
Net income (loss) per ordinary share—diluted	$0.67	$(0.42)	$0.15	$(0.49)
Weighted average ordinary shares outstanding—diluted	235,191,860	192,705,535	234,719,830	191,426,864
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	$235	$344	$(586)	$19
Pension remeasurements	—	—	(287)	—
Other comprehensive income (loss)	235	344	(873)	19
Comprehensive income (loss)	$158,352	$(79,666)	$33,893	$(93,582)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	221,721,674	$22	384,366	$(4,585)	$4,245,945	$(145)	$(215,886)	$4,025,351
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	3,305,947	—	—	—	19,843	—	—	19,843
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(128,261)	—	—	(128,261)
Share-based compensation	—	—	—	—	62,296	—	—	62,296
Currency translation adjustment	—	—	—	—	—	(821)	—	(821)
Pension remeasurements	—	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	—	—	—	(123,351)	(123,351)
Balances at March 31, 2021	225,027,621	$22	384,366	$(4,585)	$4,199,823	$(1,253)	$(339,237)	$3,854,770
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	597,169	—	—	—	7,996	—	—	7,996
Issuance of ordinary shares in conjunction with Employee Share Purchase Plan	474,997	—	—	—	11,482	—	—	11,482
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(13,388)	—	—	(13,388)
Share-based compensation	—	—	—	—	54,424	—	—	54,424
Currency translation adjustment	—	—	—	—	—	235	—	235
Net income	—	—	—	—	—	—	158,117	158,117
Balances at June 30, 2021	226,099,787	$22	384,366	$(4,585)	$4,260,337	$(1,018)	$(181,120)	$4,073,636

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	188,402,040	$19	384,366	$(4,585)	$2,797,602	$(1,905)	$(605,682)	$2,185,449
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	2,560,573	—	—	—	7,049	—	—	7,049
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(46,664)	—	—	(46,664)
Share-based compensation	—	—	—	—	56,421	—	—	56,421
Currency translation adjustment	—	—	—	—	—	(325)	—	(325)
Net loss	—	—	—	—	—	—	(13,591)	(13,591)
Balances at March 31, 2020	190,962,613	$19	384,366	$(4,585)	$2,814,408	$(2,230)	$(619,273)	$2,188,339
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	1,427,108	—	—	—	18,838	—	—	18,838
Issuance of ordinary shares in conjunction with Employee Share Purchase Plan	376,718	—	—	—	7,979	—	—	7,979
Issuance of ordinary shares in conjunction with 2.5% Exchangeable Senior Notes due 2022	7,225,368	1	—	—	205,649	—	—	205,650
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(6,345)	—	—	(6,345)
Share-based compensation	—	—	—	—	27,057	—	—	27,057
Currency translation adjustment	—	—	—	—	—	344	—	344
Net loss	—	—	—	—	—	—	(80,010)	(80,010)
Balances at June 30, 2020	199,991,807	$20	384,366	$(4,585)	$3,067,586	$(1,886)	$(699,283)	$2,361,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,766	$(93,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	162,736	139,396
Equity-settled share-based compensation	115,590	83,478
Acquired in-process research and development expense	46,500	47,517
Impairment of long-lived assets	12,371	—
Amortization of debt discount and deferred financing costs	2,240	10,817
Loss on debt extinguishment	—	17,254
Gain on sale of asset	(2,000)	—
Deferred income taxes	(18,115)	(4,561)
Foreign exchange and other adjustments	(3,452)	661
Changes in operating assets and liabilities:
Accounts receivable	(68,014)	(135,125)
Inventories	(31,713)	(12,343)
Prepaid expenses and other current assets	(95,123)	(20,410)
Accounts payable	10,306	83,555
Accrued trade discounts and rebates	(48,013)	(177,721)
Accrued expenses and other current liabilities	(24,641)	81,505
Other non-current assets and liabilities	(7,764)	16,586
Net cash provided by operating activities	85,674	37,008
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(2,775,330)	(262,305)
Purchases of property and equipment	(32,255)	(119,970)
Payments for long-term investments, net	(7,578)	—
Change in escrow deposit for property purchase	—	6,000
Net cash used in investing activities	(2,815,163)	(376,275)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from term loans	1,574,993	—
Repayment of term loans	(4,000)	—
Proceeds from the issuance of ordinary shares in conjunction with Employee Share Purchase Plan	11,482	7,979
Proceeds from the issuance of ordinary shares in connection with stock option exercises	27,839	25,887
Payment of employee withholding taxes relating to share-based awards	(141,648)	(53,009)
Net cash provided by (used in) financing activities	1,468,666	(19,143)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(6,498)	58
Net decrease in cash, cash equivalents and restricted cash	(1,267,321)	(358,352)
Cash, cash equivalents and restricted cash, beginning of the period	2,083,479	1,080,039
Cash, cash equivalents and restricted cash, end of the period	$816,158	$721,687

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$32,102	$30,068
Cash paid for amounts included in the measurement of lease liabilities	5,218	3,797
Cash paid for income taxes, net of refunds received	13,435	597
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Lease liabilities arising from obtaining right-of-use assets	$62,156	$—
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities as of June 30, 2021 and 2020, respectively	18,180	2,912
Principal amount of 2.5% Exchangeable Senior Notes due 2022 converted into ordinary shares	—	207,044
Milestone payments for TEPEZZA intangible asset included in accrued expenses and other current liabilities as of June 30, 2021 and 2020, respectively	—	98,606

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

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.  Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

Business Overview

Horizon is focused on researching, developing and commercializing medicines that address critical needs for people impacted by rare, autoimmune and serious inflammatory diseases.  The Company’s pipeline is purposeful: it applies scientific expertise and courage to bring clinically meaningful therapies to patients.  Horizon believes science and compassion must work together to transform lives. The Company has two reportable segments, the orphan segment and the inflammation segment, and its portfolio is currently composed of 12 marketed medicines in the areas of rare diseases, gout, ophthalmology and inflammation.

As of June 30, 2021, the Company’s marketed medicines consisted of the following:

Orphan
TEPEZZA® (teprotumumab-trbw), for intravenous infusion
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules and granules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
UPLIZNA® (inebilizumab-cdon) injection, for intravenous use
BUPHENYL® (sodium phenylbutyrate) tablets and powder, for oral use
QUINSAIR™ (levofloxacin) solution for inhalation
Inflammation
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

NOTE 3 – NET INCOME (LOSS) PER SHARE

The following table presents basic and diluted net income (loss) per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Basic net income (loss) per share calculation:
Numerator - net income (loss)	$158,117	$(80,010)	$34,766	$(93,601)
Denominator - weighted average ordinary shares outstanding	225,119,684	192,705,535	224,523,538	191,426,864
Basic net income (loss) per share	$0.70	$(0.42)	$0.15	$(0.49)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Diluted net income (loss) per share calculation:
Numerator - net income (loss)	$158,117	$(80,010)	$34,766	$(93,601)
Denominator - weighted average ordinary shares outstanding	235,191,860	192,705,535	234,719,830	191,426,864
Diluted net income (loss) per share	$0.67	$(0.42)	$0.15	$(0.49)

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

During the three and six months ended June 30, 2021, the difference between the basic and diluted weighted average ordinary shares outstanding, represents the effect of incremental shares from the Company’s share-based compensation programs.

The computation of diluted net income (loss) per share excluded 0.9 million and 2.9 million shares subject to equity awards for the three and six months ended June 30, 2021, respectively, because their inclusion would have had an anti-dilutive effect on diluted net income (loss) per share.

The computation of diluted net income (loss) per share excluded 9.7 million and 12.0 million shares subject to equity awards for the three and six months ended June 30, 2020, respectively, and 12.4 million and 13.1 million shares (based on the if-converted method) related to the Company’s 2.5% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) for the three and six months ended June 30, 2020, respectively, because their inclusion would have had an anti-dilutive effect on diluted net income (loss) per share.  On August 3, 2020, the Exchangeable Senior Notes were fully extinguished through exchanges for ordinary shares or cash redemption.

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

During the six months ended June 30, 2021, the Company incurred $28.6 million in Viela transaction costs, including advisory, legal, accounting, valuation and other professional and consulting fees, which were accounted for as “Selling, General and Administrative Expenses” in the condensed consolidated statement of comprehensive income (loss).

Pursuant to ASC 805, Business Combinations (“ASC 805”), the Company accounted for the Viela acquisition as a business combination using the acquisition method of accounting.  Identifiable assets and liabilities of Viela, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition.  The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.  The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2021.  While all amounts remain subject to adjustments, the areas subject to the most significant potential adjustments are inventory, intangible assets, IPR&D and deferred income taxes.  As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date.  Such preliminary valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins.  Accordingly, the purchase price adjustments are preliminary and are subject to further adjustments as additional information becomes available and as additional analyses are performed, and such further adjustments may be material.  The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed are based on reasonable estimates and assumptions.

During the three months ended June 30, 2021, the Company recorded measurement period adjustments related to deferred tax liabilities, accrued expenses and other current liabilities, accrued trade discounts and rebates, accounts receivable, prepaid expenses and other current assets and inventory, which resulted in a net reduction in goodwill of $7.4 million.

The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed by the Company along with the resulting goodwill before and after the measurement period adjustments (in thousands):

	Before	Adjustments	After
Deferred tax liabilities, net	$(457,928)	$6,869	$(451,059)
Accrued expenses and other current liabilities	(73,401)	(335)	(73,736)
Other long-term liabilities	(22,631)	—	(22,631)
Accounts payable	(4,768)	—	(4,768)
Accrued trade discounts and rebates	(1,492)	(373)	(1,865)
Marketable securities	400	—	400
Property, plant and equipment	1,747	—	1,747
Other assets	3,253	—	3,253
Accounts receivable	8,053	(267)	7,786
Prepaid expenses and other current assets	16,444	(837)	15,607
Inventories	149,348	2,300	151,648
Cash and cash equivalents	342,347	—	342,347
In-process research and development	910,000	—	910,000
Developed technology	1,460,000	—	1,460,000
(Liabilities assumed) and assets acquired	2,331,372	7,357	2,338,729
Goodwill	662,719	(7,357)	655,362
Fair value of consideration paid	$2,994,091	$—	$2,994,091

Inventories acquired included raw materials, work in process and finished goods for UPLIZNA.  Inventories were recorded at their preliminary estimated fair values.  The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling activities.  The fair value of work in process has been determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing activities.  The fair value of raw materials was estimated to equal the replacement cost.  A step-up in the value of inventory of $149.3 million was originally recorded in connection with the acquisition, which was composed of $10.1 million for raw materials, $119.0 million for work-in-process and $20.2 million for finished goods.  During the three months ended June 30, 2021, the step-up in the value of inventory was increased to $151.6 million following the recording of $2.3 million in measurement period adjustments during the three months ended June 30, 2021, which was composed of $1.9 million for work-in-process and $0.4 million for finished goods.  During the three and six months ended June 30, 2021, the Company recorded inventory step-up expense of $7.1 million and $8.0 million, respectively, related to UPLIZNA based on the acquired units sold during the period.

Other tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximated their acquisition-date fair values.

Developed technology is an intangible asset that reflects the estimated fair value of the rights to UPLIZNA in the United States.  The preliminary estimated fair values of the developed technology represent preliminary valuations performed with the assistance of an independent appraisal firm based on management’s estimates, forecasted financial information and reasonable and supportable assumptions.  The preliminary fair value of developed technology was determined using an income approach.  The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for UPLIZNA.  Indications of value were developed by discounting these benefits to their acquisition-date fair value at a discount rate of 11.5% that reflects the return requirements of the market.  Some of the most significant assumptions inherent in the development of the asset valuation include the estimated net cash flows for each year (including net sales, cost of goods sold, sales and marketing costs and R&D costs) and the discount rate.  The fair value of the UPLIZNA developed technology was capitalized as of the Viela acquisition date and is subsequently being amortized over approximately 14 years.

IPR&D is related to R&D projects including:

(i)

Potential regulatory approval of UPLIZNA for neuromyelitis optica spectrum disorder outside of the United States and certain other indications worldwide.  As of the date of the acquisition, UPLIZNA had not been granted regulatory approval in any territory outside the United States.  On March 24, 2021, the Company announced that its strategic partner, Mitsubishi Tanabe Pharma Corporation, had received manufacturing and marketing approval for UPLIZNA in Japan.  Refer to Note 8 for further details.

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

Deferred tax assets and liabilities arise from acquisition accounting adjustments where book values of certain assets and liabilities differ from their tax bases.  Deferred tax assets and liabilities are recorded at the currently enacted rates which will be in effect at the time when the temporary differences are expected to reverse in the country where the underlying assets and liabilities are located.  The developed technology, IPR&D assets and inventory acquired through the Viela acquisition were located in the United States as of the acquisition date, where a U.S. tax rate of 23.8% is being utilized and a significant deferred tax liability of $451.1 million was recorded.

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

The following table presents the pro forma combined results of the Company and Viela for the six months ended June 30, 2021 and 2020 as if the acquisition of Viela had occurred on January 1, 2020:

	For the Six Months Ended June 30,
	2021			2020
	As reported	Pro forma adjustments	Pro forma	As reported	Pro forma adjustments	Pro forma
Net sales	$1,174,954	$10,588	$1,185,542	$818,688	$—	$818,688
Net income (loss)	34,766	(30,804)	3,962	(93,601)	(166,290)	(259,891)

The pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Horizon and Viela.  In order to reflect the pro forma information as if the acquisition occurred on January 1, 2020 as required, the pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with acquisition date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of transaction costs incurred during the six months ended June 30, 2021 to the six months ended June 30, 2020.  Significant non-recurring pro forma adjustments include transaction costs of $86.6 million which were assumed to have been incurred on January 1, 2020 and were recognized as if incurred in the first half of 2020. The pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition actually been completed on January 1, 2020.  In addition, the pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.

Acquisition of Curzion Pharmaceuticals, Inc.

On April 1, 2020, the Company acquired Curzion Pharmaceuticals, Inc. (“Curzion”), a privately held development-stage biopharma company, and its development-stage oral selective lysophosphatidic acid 1 receptor (LPAR1) antagonist, CZN001 (renamed HZN-825).

Under the terms of the acquisition agreement, the Company acquired Curzion for a $45.0 million upfront payment with additional payments contingent on the achievement of development and regulatory milestones.  Pursuant to ASC 805, the Company accounted for the Curzion acquisition as the purchase of an IPR&D asset and, pursuant to ASC Topic 730, Research and Development, recorded the purchase price as research and development expense during the year ended December 31, 2020.  HZN-825 was originally discovered and developed by Sanofi-Aventis U.S. LLC, which is eligible to receive contingent payments upon the achievement of development and commercialization milestones and royalties based on revenue thresholds.  A member of the Company’s board of directors was also a member of the board of directors of, and held a beneficial interest in, Curzion.  This related party transaction was conducted in the normal course of business on an arm’s length basis.

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

In addition, during the year ended December 31, 2020, the Company recorded $120.8 million as a finite-lived intangible asset representing the developed technology for TEPEZZA, composed of $67.0 million in relation to the expected future attainment of various net sales milestones payable under the acquisition agreement for River Vision and CHF50.0 million ($53.8 million when converted using a CHF-to-Dollar exchange rate as of the date the intangible asset was recorded) in relation to the expected future attainment of various net sales milestones payable to Roche.  The liabilities relating to these TEPEZZA net sales milestones were recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2020.  The Company paid such TEPEZZA net sales milestones to Roche in February 2021 and to the former River Vision stockholders in April 2021 and, following such payments, there are no further TEPEZZA net sales milestone obligations remaining to Roche and the former River Vision stockholders.  The Company’s remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($46.5 million when converted using a CHF-to-Dollar exchange rate at June 30, 2021 of 1.0813).

Licensing Agreements

On June 18, 2021, the Company entered into a global agreement with Arrowhead Pharmaceuticals, Inc. (“Arrowhead”) for ARO-XDH, a previously undisclosed discovery-stage investigational RNA interference (“RNAi”) therapeutic being developed by Arrowhead as a potential treatment for uncontrolled gout.  Arrowhead granted the Company a worldwide exclusive license to develop, manufacture and commercialize the RNAi therapeutic products.  Arrowhead will conduct all research and preclinical development activities for the RNAi therapeutic.  The Company must use commercially reasonable efforts in, and will be responsible for, clinical development and commercialization of the RNAi therapeutic products.  Under the terms of the agreement, the Company paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed products.  The $40.0 million upfront payment was accrued and accounted for as the acquisition of an IPR&D asset and was recorded as a “research and development” expense in the condensed consolidated statement of comprehensive income (loss) during the three and six months ended June 30, 2021.

On November 21, 2020, the Company entered into a global agreement with Halozyme Therapeutics, Inc. (“Halozyme”) that gives the Company exclusive access to Halozyme’s ENHANZE® drug delivery technology for subcutaneous (“SC”) formulation of medicines targeting IGF-1R.  The Company intends to use ENHANZE to develop a SC formulation of TEPEZZA, indicated for the treatment of thyroid eye disease, a serious, progressive and vision-threatening rare autoimmune disease, potentially shortening drug administration time, reducing healthcare practitioner time and offering additional flexibility and convenience for patients.  Under the terms of the agreement, the Company paid Halozyme an upfront cash payment of $30.0 million in December 2020, with additional potential future milestone payments of up to $160.0 million contingent on the satisfaction of certain development and sales thresholds.  Halozyme will also be entitled to receive mid-single digit royalties on sales of commercialized medicines using the ENHANZE technology.  The $30.0 million upfront payment was accounted for as the acquisition of an IPR&D asset and was recorded as a “research and development” expense in the consolidated statement of comprehensive income (loss) during the year ended December 31, 2020.

Other Arrangements

On January 3, 2019, the Company entered into an agreement with HemoShear Therapeutics, LLC (“HemoShear”), a biotechnology company, to discover novel therapeutic targets for gout.  The agreement provides the Company with an opportunity to address unmet treatment needs for people with gout by evaluating new targets for the control of serum uric acid levels.  Under the terms of the agreement, the Company paid HemoShear an upfront cash payment of $2.0 million with additional potential future milestone payments upon commencement of new stages of development, contingent on the Company’s approval at each stage.  In June 2019, the Company incurred a $4.0 million progress payment, which was subsequently paid in July 2019.  In June 2020, a $3.0 million progress payment became due, which the Company subsequently paid in July 2020.  In February 2021, a $3.0 million progress payment became due and was paid during the first quarter of 2021.

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

The components of inventories as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$53,112	$11,760
Work-in-process	90,840	33,167
Finished goods	114,724	30,356
Inventories, net	$258,676	$75,283

Raw Materials, work-in-process and finished goods at June 30, 2021 included $10.1 million, $120.9 million and $20.6 million, respectively, of stepped-up UPLIZNA inventory.  The Company recorded $7.1 million and $8.0 million, respectively, of UPLIZNA inventory step-up expense in cost of goods sold during the three and six months ended June 30, 2021.

Because inventory step-up expense is related to an acquisition, will not continue indefinitely and has a significant effect on the Company’s gross profit, gross margin percentage and net loss for all affected periods, the Company discloses balance sheet and income statement amounts related to inventory step-up within the Notes to the Condensed Consolidated Financial Statements.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Advance payments for inventory	$134,716	$137,680
Deferred charge for taxes on intercompany profit	85,070	52,306
Prepaid income taxes and income tax receivable	63,609	102
Rabbi trust assets	23,885	18,423
Other prepaid expenses and other current assets	57,833	43,434
Prepaid expenses and other current assets	$365,113	$251,945

Advance payments for inventory as of June 30, 2021 and December 31, 2020, primarily represented payments made to the contract manufacturer of TEPEZZA drug substance.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Buildings	$128,266	$80,341
Land and land improvements	38,880	38,076
Construction in process	28,377	63,656
Machinery and equipment	16,669	4,695
Software	14,488	14,618
Furniture and fixtures	12,293	5,973
Leasehold improvements	9,847	26,323
Other	5,066	3,146
	253,886	236,828
Less accumulated depreciation	(33,744)	(47,791)
Property and equipment, net	$220,142	$189,037

Depreciation expense was $3.4 million and $6.9 million for the three months ended June 30, 2021 and 2020, respectively, and was $7.8 million and $14.1 million for the six months ended June 30, 2021 and 2020, respectively.

In February 2020, the Company purchased a three-building campus in Deerfield, Illinois for total consideration and directly attributable transaction costs of $118.5 million.  The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space.  The Company’s office employees previously located in Lake Forest, Illinois moved to the Deerfield campus in February 2021 and the Company is marketing its Lake Forest office space for sublease.  The increase in amount classified as buildings and the decrease in amount classified as construction in process is primarily due to the Deerfield campus becoming operational in February 2021.  The decreases in leasehold improvements and accumulated depreciation amounts are primarily due to the Company vacating the Lake Forest office building in February 2021.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of June 30, 2021 and December 31, 2020 was $1,069.0 million and $413.7 million, respectively.

The table below presents goodwill for the Company’s reportable segments as of June 30, 2021 (in thousands):

	Orphan	Inflammation	Total
Balance at December 31, 2020	$357,498	$56,171	$413,669
Goodwill recognized on acquisition of Viela	662,719	—	662,719
Adjustment relating to the acquisition of Viela	(7,357)	—	(7,357)
Balance at June 30, 2021	$1,012,860	$56,171	$1,069,031

In March 2021, the Company recognized goodwill with a preliminary value of $662.7 million in connection with the Viela acquisition, which represented the excess of the purchase price over the fair value of the net assets acquired.  During the three months ended June 30, 2021, the Company recorded measurement period adjustments related to deferred tax liabilities, accounts receivable, prepaid expenses and other current assets, accrued expenses and other current liabilities and accrued trade discounts and rebates, which resulted in a net decrease of $7.4 million, to $655.3 million.  See Note 4 for further details.

As of June 30, 2021, there were no accumulated goodwill impairment losses.

Intangible Assets

As of June 30, 2021, the Company’s finite-lived intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, PROCYSBI, RAVICTI, RAYOS, TEPEZZA and UPLIZNA as well as customer relationships for ACTIMMUNE.  The intangible assets related to PENNSAID 2%, and VIMOVO developed technology were fully amortized as of December 31, 2020.

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

Intangible assets as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$4,585,524	$(1,468,423)	$3,117,101	$3,093,886	$(1,313,934)	$1,779,952
In-process research and development (1)	880,000	—	880,000	—	—	—
Customer relationships	8,100	(5,492)	2,608	8,100	(5,090)	3,010
Total intangible assets	$5,473,624	$(1,473,915)	$3,999,709	$3,101,986	$(1,319,024)	$1,782,962

(1)

The Company acquired IPR&D of $910.0 million relating to Viela.  On March 24, 2021, the Company announced that its strategic partner, Mitsubishi Tanabe Pharma Corporation, had received manufacturing and marketing approval of UPLIZNA in Japan.  As a result, the Company transferred $30.0 million of IPR&D to developed technology.  As of June 30, 2021, the remaining IPR&D relating to the Viela acquisition was $880.0 million.

Amortization expense for the three months ended June 30, 2021 and 2020 was $88.5 million and $66.7 million, respectively, and was $154.9 million and $125.3 million for the six months ended June 30, 2021 and 2020, respectively.  IPR&D is not amortized until successful completion of a project.  As of June 30, 2021, estimated future amortization expense was as follows (in thousands):

2021 (July to December)	$179,397
2022	354,891
2023	354,376
2024	352,951
2025	350,700
Thereafter	1,527,394
Total	$3,119,709

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Payroll-related expenses	$108,720	$121,577
Accrued royalties	68,104	68,006
Accrued upfront and milestone payments	46,500	123,442
Allowances for returns	37,881	40,918
R&D and manufacturing programs	36,992	17,289
Advertising and marketing	28,505	12,428
Consulting and professional services	25,310	21,893
Deferred revenues	20,835	—
Pricing review liability	20,068	16,046
Accrued interest	15,688	14,207
Accrued other	69,896	49,761
Accrued expenses and other current liabilities	$478,499	$485,567

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued government rebates and chargebacks	$191,663	$172,893
Accrued co-pay and other patient assistance	60,799	96,924
Accrued commercial rebates and wholesaler fees	53,902	82,646
Accrued trade discounts and rebates	$306,364	$352,463
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance costs, and government rebates and chargebacks in accounts payable	10,324	1,452
Total customer-related accruals and allowances	$316,688	$353,915

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2020 to June 30, 2021 (in thousands):

	Government	Co-Pay and	Wholesaler Fees
	Rebates and	Other Patient	and Commercial
	Chargebacks	Assistance	Rebates	Total
Balance at December 31, 2020	$172,893	$96,924	$84,098	$353,915
Current provisions relating to sales during the six months ended June 30, 2021	342,609	404,720	145,684	893,013
Adjustments relating to prior-year sales	(9,376)	(4,516)	(2,361)	(16,253)
Payments relating to sales during the six months ended June 30, 2021	(171,269)	(344,328)	(83,411)	(599,008)
Payments relating to prior-year sales	(144,605)	(92,012)	(79,854)	(316,471)
Viela acquisition on March 15, 2021	1,411	11	70	1,492
Balance at June 30, 2021	$191,663	$60,799	$64,226	$316,688

NOTE 11 – SEGMENT AND OTHER INFORMATION

The Company has two reportable segments, the orphan segment and the inflammation segment, and the Company reports net sales and segment operating income for each segment.

On March 15, 2021, the Company completed its acquisition of Viela.  The acquisition expanded the Company’s medicine portfolio by adding an additional rare disease medicine, UPLIZNA, to its orphan segment.

The orphan segment includes the medicines TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, UPLIZNA, BUPHENYL and QUINSAIR as well as the Company’s R&D programs.  The inflammation segment includes the medicines PENNSAID 2%, DUEXIS, RAYOS and VIMOVO.

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

The following table reflects net sales by medicine for the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
TEPEZZA	$453,255	$165,936	$455,320	$189,387
KRYSTEXXA	130,317	75,201	237,074	168,450
RAVICTI	68,426	65,550	141,243	126,738
PROCYSBI	49,775	41,357	93,138	79,700
ACTIMMUNE	27,777	28,299	56,540	54,840
UPLIZNA	14,475	—	16,348	—
BUPHENYL	2,262	2,846	3,922	5,160
QUINSAIR	222	59	431	336
Orphan segment net sales	$746,509	$379,248	$1,004,016	$624,611

PENNSAID 2%	48,941	35,048	94,758	76,611
DUEXIS	22,110	27,798	41,575	59,145
RAYOS	13,406	14,459	28,678	32,668
VIMOVO	1,582	6,226	5,927	25,653
Inflammation segment net sales	$86,039	$83,531	$170,938	$194,077

Total net sales	$832,548	$462,779	$1,174,954	$818,688

The table below provides reconciliations of the Company’s segment operating income to the Company’s total income (loss) before expense for income taxes for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Segment operating income:
Orphan	$321,235	$151,541	$322,289	$205,897
Inflammation	46,767	38,096	89,447	90,038
Reconciling items:
Amortization and step-up:
Intangible amortization expense	(88,523)	(66,749)	(154,892)	(125,324)
Inventory step-up expense	(7,091)	—	(8,002)	—
Share-based compensation	(54,424)	(27,057)	(115,590)	(83,478)
Upfront, progress and milestone payments related to license and collaboration agreements	(46,500)	(3,000)	(49,500)	(3,000)
Acquisition/divestiture-related costs	(30,626)	(46,988)	(80,017)	(47,272)
Interest expense, net	(22,581)	(18,571)	(36,041)	(35,915)
Depreciation	(3,393)	(6,907)	(7,844)	(14,072)
Restructuring and realignment costs	(930)	—	(7,023)	—
Other (expense) income, net	(262)	632	2,962	1,074
Fees related to refinancing activities	—	—	—	(54)
Foreign exchange (loss) gain	(39)	283	(887)	1,059
Loss on debt extinguishment	—	(17,254)	—	(17,254)
Impairment of long-lived assets	—	(1,072)	(12,371)	(1,072)
Drug substance harmonization costs	—	—	—	(290)
Gain on sale of asset	2,000	—	2,000	—
Income (loss) before (benefit) expense for income taxes	$115,633	$2,954	$(55,469)	$(29,663)

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments and all other customers as a group for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	For the Three Months Ended June 30,
	2021		2020
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$410,436	31%	$314,288	35%
Customer B	342,148	26%	194,576	22%
Customer C	240,290	18%	160,814	18%
Customer D	212,820	16%	112,676	13%
Other Customers	117,500	9%	115,639	12%
Gross Sales	$1,323,194	100%	$897,993	100%

	For the Six Months Ended June 30,
	2021		2020
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$659,176	32%	$561,063	33%
Customer B	526,835	25%	401,853	24%
Customer C	358,327	17%	294,689	17%
Customer D	303,439	15%	197,464	12%
Other Customers	236,949	11%	246,447	14%
Gross Sales	$2,084,726	100%	$1,701,516	100%

Geographic revenues are determined based on the country in which the Company’s customers are located.  The following table presents a summary of net sales attributed to geographic sources for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$830,185	100%	$460,827	100%
Rest of world	2,363	*	1,952	*
Net sales	$832,548		$462,779
*Less than 1%

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$1,170,515	100%	$814,843	100%
Rest of world	4,439	*	3,845	*
Net sales	$1,174,954		$818,688
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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$643,000	$—	$—	$643,000
Other current assets	23,885	—	—	23,885
Total assets at fair value	$666,885	$—	$—	$666,885
Liabilities:
Other long-term liabilities	(23,885)	—	—	(23,885)
Total liabilities at fair value	$(23,885)	$—	$—	$(23,885)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,906,000	—	—	$1,906,000
Other current assets	18,423	—	—	18,423
Total assets at fair value	$1,924,423	$—	$—	$1,924,423
Liabilities:
Other long-term liabilities	(18,423)	—	—	(18,423)
Total liabilities at fair value	$(18,423)	$—	$—	$(18,423)

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Term Loan Facility due 2028	$1,596,000	—
Term Loan Facility due 2026	418,026	418,026
Senior Notes due 2027	600,000	600,000
Total face value	2,614,026	1,018,026
Debt discount	(13,177)	(10,061)
Deferred financing fees	(24,405)	(4,586)
Total long-term debt	2,576,444	1,003,379
Less: current maturities	16,000	—
Long-term debt, net of current maturities	$2,560,444	$1,003,379

Term Loan Facility and Revolving Credit Facility

On March 15, 2021, Horizon Therapeutics USA, Inc. (formerly known as Horizon Pharma USA, Inc.) (the “Borrower” or “HTUSA”), a wholly-owned subsidiary of the Company, borrowed approximately $1.6 billion aggregate principal amount of loans (the “Incremental Loans”) pursuant to an amendment (the “March 2021 Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018, Amendment No. 5, dated March 11, 2019, Amendment No. 6, dated May 22, 2019, Amendment No. 7, dated December 18, 2019 and the Incremental Amendment and Joinder Agreement, dated August 17, 2020 (the “Term Loan Facility”).  Pursuant to Amendment No. 7, the Borrower borrowed approximately $418.0 million aggregate principal amount of loans (the “December 2019 Refinancing Loans”).  Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments, which was increased to $275.0 million aggregate amount of revolving commitments (the “Incremental Revolving Commitments”) pursuant to the Incremental Amendment and Joinder Agreement.  The Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) and includes a $50.0 million letter of credit sub-facility.  The Incremental Revolving Commitments will terminate in March 2024.  Borrowings under the Revolving Credit Facility are available for general corporate purposes.  As of June 30, 2021, the Revolving Credit Facility was undrawn.  As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through the March 2021 Amendment.

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

The interest on the Incremental Loans is variable and, as of June 30, 2021 the interest rate on the Incremental Loans was 2.50% and the effective interest rate was 2.75%.

The interest on the December 2019 Refinancing Loans is variable and as of June 30, 2021 the interest rate on the December 2019 Refinancing Loans was 2.38% and the effective interest rate was 2.67%.

As of June 30, 2021, the fair value of the amounts outstanding under the Incremental Loans and the December 2019 Refinancing Loans were approximately $1,586.0 million and $414.9 million, respectively, categorized as a Level 2 instrument, as defined in Note 12.

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

As of June 30, 2021, the interest rate on the 2027 Senior Notes was 5.50% and the effective interest rate was 5.76%.

As of June 30, 2021, the fair value of the 2027 Senior Notes was approximately $636.0 million, categorized as a Level 2 instrument, as defined in Note 12.

NOTE 14 – LEASE OBLIGATIONS

As of June 30, 2021, the Company had the following office space lease agreements in place for real properties:

Location	Approximate Square Feet	Lease Expiry Date
Dublin, Ireland (St. Stephen’s Green) (1)	63,000	May 4, 2041
Dublin, Ireland (Connaught House) (1)	18,900	November 4, 2029
Lake Forest, Illinois	160,000	March 31, 2031
Novato, California	61,000	August 31, 2021
South San Francisco, California	20,000	January 31, 2030
Rockville, Maryland (2)	24,500	August 31, 2023 to April 30, 2026
Chicago, Illinois	9,200	December 31, 2028
Gaithersburg, Maryland (2)	7,200	June 30, 2022
Washington, D.C.	6,000	September 15, 2022
Mannheim, Germany	4,800	December 31, 2022

(1)

In October 2019, the Company entered into an agreement for lease relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  In May 2021, the construction of the office was completed by the lessor and the lease became effective. As a result, the Company recognized $60.9 million as a right-of-use asset and a corresponding lease liability on the condensed consolidated balance sheet.  The lease is due to expire in May 2041.  The Company expects to incur leasehold improvement costs during 2021 in order to prepare the building for occupancy.  The Company plans to move its Connaught House office employees to the St. Stephen’s Green office in the fourth quarter of 2021.  In July 2021, the Company entered into an agreement to assign the Connaught House lease to a third party and the lease assignment will become effective in the fourth quarter of 2021.

(2)

On March 15, 2021, the Company completed its acquisition of Viela.  As part of the acquisition, the Company assumed two leases in Rockville, Maryland for both office and laboratory space and a lease in Gaithersburg, Maryland for office space.  On March 18, 2021, the Company entered into a third lease in Rockville, Maryland for office and laboratory space, with a lease commencement date of April 1, 2021.

As of June 30, 2021 and December 31, 2020, the Company had right-of-use lease assets included in other assets of $85.1 million and $34.4 million, respectively; current lease liabilities included in accrued expenses and other current liabilities of $4.6 million and $4.1 million, respectively; and non-current lease liabilities included in other long-term liabilities of $103.5 million and $43.2 million, respectively, in its condensed consolidated balance sheets.

In February 2021, the Company vacated the Lake Forest leased office building.  As a result of the Company vacating the Lake Forest office, the Company recorded an impairment charge of $12.4 million during the six months ended June 30, 2021, using an income approach based on market prices for similar properties provided by a third-party.  This charge was reported within impairment of long-lived assets in the condensed consolidated statement of comprehensive income (loss).

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method.  Rent expense was $2.4 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively, and $4.0 million and $3.4 million for the six months ended June 30, 2021 and 2020, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the Company’s condensed consolidated balance sheet as of June 30, 2021 (in thousands):

2021 (July to December)	$3,937
2022	7,356
2023	11,030
2024	11,855
2025	11,840
Thereafter	102,726
Total lease payments	148,744
Imputed interest	(40,696)
Total lease liabilities	$108,048

The weighted-average discount rate and remaining lease term for leases as of June 30, 2021 was 4.88% and 15.06 years, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s supply agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance.  In addition, the Company must provide AGC Biologics with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order.  At June 30, 2021, the Company had binding purchase commitments with AGC Biologics for TEPEZZA drug substance of €143.9 million ($170.6 million converted at a Euro-to-Dollar exchange rate as of June 30, 2021 of 1.1858), to be delivered through December 2023.  Under the Company’s supply agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order.  At June 30, 2021, the Company had binding purchase commitments with Catalent for TEPEZZA drug product of $10.2 million, to be delivered through June 2022.

On December 17, 2020, the Company announced that it expected a short-term disruption in TEPEZZA supply as a result of U.S. government-mandated COVID-19 vaccine production orders pursuant to the Defense Production Act of 1950 (“DPA”) that dramatically restricted capacity available for the production of TEPEZZA at its drug product contract manufacturer, Catalent.  Pursuant to the DPA, Catalent was ordered to prioritize certain COVID-19 vaccine manufacturing at Catalent, resulting in the cancellation of previously guaranteed and contracted TEPEZZA drug product manufacturing slots in December 2020, which were required to maintain TEPEZZA supply.  To offset the reduced slots allowed by the DPA and Catalent, the Company accelerated plans to increase the production scale of TEPEZZA drug product.  In March 2021, the FDA approved a prior approval supplement to the TEPEZZA Biologics License Application (which was previously approved in January 2020), giving the Company authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  The Company commenced resupply of TEPEZZA to the market in April 2021.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least 80 percent of its annual world-wide bulk product requirements for KRYSTEXXA from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three-year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA.  The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order.  The first nine months of the forecast are considered binding firm orders.  At June 30, 2021, the Company had a total purchase commitment, including the minimum annual order quantities and binding firm orders, with BTG Israel for KRYSTEXXA of $33.0 million, to be delivered through December 2026.  Additionally, there were other purchase orders relating to the manufacture of KRYSTEXXA of $1.6 million outstanding at June 30, 2021.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company.  Following the Company’s sale of the rights to IMUKIN in all territories outside of the United States, Canada and Japan to Clinigen Group plc (“Clinigen”), purchases of IMUKIN inventory are being resold to Clinigen.  The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least June 30, 2024.  As of June 30, 2021, the minimum purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $15.2 million (converted using a Euro-to-Dollar exchange rate of 1.1858 as of June 30, 2021) through June 2024.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, BUPHENYL, PROCYSBI, PENNSAID 2%, DUEXIS, RAYOS, QUINSAIR and UPLIZNA of $18.7 million were outstanding at June 30, 2021.

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

The aggregate potential milestone payments of $225.0 million were payable based on certain TEPEZZA worldwide net sales thresholds being achieved as noted in the following table:

TEPEZZA Worldwide Net Sales Threshold	Milestone Payment
>$250 million	$50 million
>$375 million	$75 million
>$500 million	$100 million

The agreement also includes a royalty payment of 3 percent of the portion of annual worldwide net sales exceeding $300.0 million.

S.R. One and Lundbeckfond, as two of the former River Vision stockholders, both held rights to receive approximately 35.66% of any future TEPEZZA payments.  As a result of the Company’s agreements with S.R. One and Lundbeckfond in April 2020, the Company’s remaining net obligations to make TEPEZZA sales-based milestone and royalty payments to the former stockholders of River Vision was reduced by approximately 70.25%, after including payments to a third party.

Under the Company’s license agreement with Roche, the Company is required to pay Roche up to CHF103.0 million upon the attainment of various development, regulatory and sales milestones for TEPEZZA.  The Company made a milestone payment of CHF5.0 million ($5.2 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0382) related to FDA approval during the first quarter of 2020.  The agreement with Roche also includes tiered royalties on annual worldwide net sales between 9 and 12 percent.

The Company’s remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($46.5 million when converted using a CHF-to-Dollar exchange rate at June 30, 2021 of 1.0813).

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

License Agreements

On June 18, 2021, the Company entered into a global agreement with Arrowhead for ARO-XDH, a previously undisclosed discovery-stage investigational RNAi therapeutic being developed by Arrowhead as a potential treatment for uncontrolled gout.  Arrowhead granted the Company a worldwide exclusive license to develop, manufacture and commercialize the RNAi therapeutic products.  Arrowhead will conduct all research and preclinical development activities for the RNAi therapeutic products.  The Company must use commercially reasonable efforts in, and will be responsible for, clinical development and commercialization of the RNAi therapeutic products.  Under the terms of the agreement, the Company paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed products.

On November 21, 2020, the Company entered into a global agreement with Halozyme that gives the Company exclusive access to Halozyme’s ENHANZE drug delivery technology for SC formulation of medicines targeting IGF-1R.  The Company intends to use ENHANZE to develop a SC formulation of TEPEZZA.  Under the terms of the agreement, the Company paid Halozyme an upfront cash payment of $30.0 million in December 2020 and agreed to pay additional potential future milestone payments of up to $160.0 million contingent on the satisfaction of certain development and sales thresholds.

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

During the year ended December 31, 2020, the Company committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P.  As of June 30, 2021, the total carrying amount of the Company’s investments in these funds was $20.2 million, which is included in other assets in the condensed consolidated balance sheet, and includes $7.6 million in net cash payments for investments made during the first half of 2021.  As of June 30, 2021, the Company’s total future commitments to these funds were $48.1 million.  During the six months ended June 30, 2021, the Company recorded investment income under the equity method of $1.7 million in the other (expense) income, net line item of the Company’s consolidated statement of comprehensive income (loss) related to these funds.

As of June 30, 2021, the Company had $10.7 million of non-cancellable advertising commitments due within one year, primarily related to agreements for advertising for TEPEZZA and KRYSTEXXA.

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

On May 24, 2021, the Company received notice from Torrent Pharmaceuticals Limited (“Torrent”) that it had filed an ANDA with the FDA seeking approval of a generic version of DUEXIS.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering DUEXIS are invalid and/or will not be infringed by Torrent’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of New Jersey against Torrent on July 7, 2021, seeking to prevent Torrent from selling a generic version of DUEXIS.

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

NOTE 17 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at June 30, 2021 included its 2011 Equity Incentive Plan, as amended, 2014 Employee Share Purchase Plan, as amended, Amended and Restated 2014 Equity Incentive Plan (“2014 EIP”), 2014 Non-Employee Equity Plan, as amended (“2014 Non-Employee Plan”), 2020 Employee Share Purchase Plan (“2020 ESPP”), Amended and Restated 2020 Equity Incentive Plan (“2020 EIP”) and Amended and Restated 2018 Equity Incentive Plan (“2018 EIP”).

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

As of June 30, 2021, an aggregate of 2,519,726 ordinary shares were authorized and available for future issuance under the 2020 ESPP, an aggregate of 15,929,053 ordinary shares were authorized and available for future grants under the 2020 EIP, an aggregate of 526,895 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Plan and an aggregate of 2,328,059 ordinary shares were authorized and available for future grants under the 2018 EIP.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	7,129,615	$21.24	4.60	$370,073
Assumed in acquisition (1)	1,318,053	41.23	—	—
Exercised	(993,945)	28.11	—	—
Forfeited	(58,301)	45.06	—	—
Expired	(234)	17.31	—	—
Outstanding as of June 30, 2021	7,395,188	23.69	4.47	517,258
Exercisable as of June 30, 2021	6,602,752	$21.67	4.04	$475,154

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

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2021:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2020	5,909,120	$27.87
Granted	1,991,241	75.12
Vested	(2,758,014)	23.36
Forfeited	(235,032)	59.93
Outstanding as of June 30, 2021	4,907,315	$48.10

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the six months ended June 30, 2021:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2020	2,610,924
Granted	450,577	$93.73	8.64%	$85.64
Forfeited	(24,450)	93.73	9.21%	85.10
Vested	(2,021,657)	21.21	2.66%	20.65
Performance Based Adjustment (1)	512,819	25.42	7.27%	23.57
Outstanding as of June 30, 2021	1,528,213

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

On January 4, 2021, the Company awarded PSUs to key executive participants (“2021 PSUs”).  The 2021 PSUs utilize three long-term performance metrics: a component tied to technical operations milestones for the Company over the next two years, a component tied to research and development milestones for the Company over the next three years and a component tied to relative three-year compounded annual TSR as follows:

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

On January 3, 2020, the Company awarded PSUs to key executive participants (“2020 PSUs”).  The 2020 PSUs utilize two performance metrics: a short-term component tied to business performance and a long-term component tied to relative compounded annual TSR, as follows:

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

As a result of the impact of the COVID-19 pandemic on certain aspects of the Company’s business in 2020, the performance goals associated with certain of the Company’s performance-based equity awards no longer reflected the Company’s expectations, causing the awards to lose their incentive to employees.  Accordingly, on July 28, 2020 the Compensation Committee approved a modification to 57% of the 2020 Net Sales PSUs awarded on January 3, 2020 that were to vest based on KRYSTEXXA 2020 net sales.  Those 2020 Net Sales PSUs related to KRYSTEXXA may now be earned based on net sales of KRYSTEXXA achieved by the end of a modified 18-month performance period that ended on July 1, 2021 instead of a 12-month performance period ending December 31, 2020.  As a result, the first one-third of any 2020 PSUs earned vested on July 1, 2021 and the vesting of the remaining two-thirds is unchanged and will vest one-third each on January 5, 2022 and on January 5, 2023.  There were 12 participants impacted by the modification.  The total compensation cost resulting from the modification was approximately $12.0 million and is being recognized over the remaining requisite service period.

All PSUs outstanding at June 30, 2021 may vest in a range of between 0% and 200%, with the exception of the modified KRYSTEXXA 2020 Net Sales PSUs which are capped at 150%, based on the performance metrics described above.  The Company accounts for the 2020 PSUs and 2021 PSUs as equity-settled awards in accordance with ASC 718, Compensation-Stock Compensation.  Because the value of the 2020 Relative TSR PSUs and 2021 Relative TSR PSUs are dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the 2020 Relative TSR PSUs and 2021 Relative TSR PSUs.  As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2021 PSUs during the six months ended June 30, 2021, include:

Valuation date stock price	$72.54
Expected volatility	45.8%
Risk free rate	0.2%

The value of the 2020 Net Sales PSUs related to KRYSTEXXA and 2021 Tech Ops PSUs and 2021 R&D PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full-period performance against targets, and the Company adjusts the expense quarterly.

On January 4, 2019, the Company awarded a company-wide grant of PSUs (the “TEPEZZA PSUs”).  Vesting of the TEPEZZA PSUs was contingent upon receiving shareholder approval of amendments to the 2014 EIP, which approval was received on May 2, 2019.  The TEPEZZA PSUs were generally eligible to vest contingent upon receiving approval of the TEPEZZA biologics license application from the FDA no later than September 30, 2020 and the employee’s continued service with the Company.  In January 2020, the Company received TEPEZZA approval from the FDA and the Company started recognizing the expense related to the TEPEZZA PSUs on that date.  As of June 30, 2021, there were 68,459 TEPEZZA PSUs outstanding, for members of the executive committee, expected to vest on January 21, 2022, subject to the employees’ continued service through the vesting date.  For all other participants, one-half of the TEPEZZA PSUs vested on the FDA approval date and one-half vested on the one-year anniversary of the FDA approval date, subject to the employee’s continued service through the vesting date.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Share-based compensation expense
Cost of goods sold	$5,080	$3,977
Research and development	17,776	8,928
Selling, general and administrative	92,734	70,573
Total share-based compensation expense	$115,590	$83,478

During the six months ended June 30, 2021 and 2020, the Company recognized $60.9 million and $19.3 million of tax benefit, respectively, related to share-based compensation resulting primarily from the fair value of equity awards at the time of the exercise of stock options and vesting of restricted stock units and PSUs.  As of June 30, 2021, the Company estimates that pre-tax unrecognized compensation expense of $294.2 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the second quarter of 2023.  The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2020 EIP and the 2018 EIP.

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

The following table presents the (benefit) expense for income taxes for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) before (benefit) expense for income taxes	$115,633	$2,954	$(55,469)	$(29,663)
(Benefit) expense for income taxes	(42,484)	82,964	(90,235)	63,938
Net income (loss)	$158,117	$(80,010)	$34,766	$(93,601)

During the three and six months ended June 30, 2021, the Company recorded a benefit for income taxes of $42.5 million and $90.2 million, respectively.  During the three and six months ended June 30, 2020, the Company recorded an expense for income taxes of $83.0 million and $63.9 million, respectively.  The increase in benefit for income taxes recorded during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions, an increase in the tax benefits recognized on share-based compensation and the recognition of a deferred tax asset resulting from an intercompany transfer and license of intellectual property from a U.S. subsidiary to an Irish subsidiary during the three and six months ended June 30, 2021.  These increases in benefit were partially offset by tax expense recognized on U.S. taxable income generated from the intercompany transfer and license of intellectual property.  During the three and six months ended June 30, 2020, we recorded a $15.2 million provision following the publication, on April 8, 2020, by the U.S. Department of the Treasury, of Final Regulations for Section 267A.  The Final Regulations for Section 267A permanently disallow for U.S. tax purposes certain interest expense accrued to a foreign related party during the year ended December 31, 2019.  As a result, we recorded a write off of a deferred tax asset related to this interest expense during the three and six months ended June 30, 2020 and recognized a corresponding tax provision of $15.2 million.  There was no similar provision recorded during the three and six months ended June 30, 2021.

NOTE 19 – SUBSEQUENT EVENT

In July 2021, the Company completed the purchase of a drug product manufacturing facility from EirGen Pharma Limited, a subsidiary of OPKO Health, Inc., based in Waterford, Ireland for an upfront cash payment of $64.8 million.  In addition, there is Industrial Development Agency Ireland (“IDA Ireland”) land available for further manufacturing and development expansion.  The facility, which is located in an IDA Ireland business park, includes a filling line and lyophilizer, or freeze dryer, that can be used for both the Company’s commercial medicines, including its rare disease biologics TEPEZZA, KRYSTEXXA and UPLIZNA, and its development compounds, following build-out, validation and regulatory approval processes.

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

OUR BUSINESS

We are focused on researching, developing and commercializing medicines that address critical needs for people impacted by rare, autoimmune and serious inflammatory diseases.  Our pipeline is purposeful: we apply scientific expertise and courage to bring clinically meaningful therapies to patients.  We believe science and compassion must work together to transform lives.  We have two reportable segments, the orphan segment and the inflammation segment, and our portfolio is currently composed of 12 marketed medicines in the areas of rare diseases, gout, ophthalmology and inflammation.

In July 2021, we completed the purchase of a drug product manufacturing facility from EirGen Pharma Limited, a subsidiary of OPKO Health, Inc., based in Waterford, Ireland for an upfront cash payment of $64.8 million.  See Note 19 of the Notes to the Condensed Consolidated Financial Statements for further details.

On March 15, 2021, we completed the acquisition of Viela Bio, Inc., or Viela.  The acquisition expanded our marketed medicine portfolio by adding an additional rare disease medicine, UPLIZNA® to our orphan segment.  The Viela acquisition provides multiple opportunities to drive long-term growth and solidify our future as an innovation-driven biotech company.  Viela’s mid-stage biologics pipeline, research and development team and on-market medicine UPLIZNA, make it a complementary strategic fit with our pipeline, commercial portfolio and therapeutic areas of focus.

As of June 30, 2021, our marketed medicines consisted of the following:

Orphan
TEPEZZA® (teprotumumab-trbw), for intravenous infusion
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules and granules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
UPLIZNA (inebilizumab-cdon) injection, for intravenous use
BUPHENYL® (sodium phenylbutyrate) tablets and powder, for oral use
QUINSAIR™ (levofloxacin) solution for inhalation
Inflammation
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

Impact of COVID-19

Beginning in March 2020, many states and municipalities in the United States took aggressive actions to reduce the spread of the COVID-19 pandemic, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions).  Similarly, the Irish government limited gatherings of people and encouraged employees to work from their homes.  In recent months, vaccines and treatments have enabled a resumption to more normal business practices and initiatives in many countries, including the United States and Ireland.  While our financial results during the six months ended June 30, 2021 were strong and we continue to have a significant amount of available liquidity, the COVID-19 pandemic may have a negative impact on net sales during the second half of 2021, including due to the emergence of new variants of the virus and potential actions to combat their transmission.  In addition, our clinical trials have been and may in the future be affected by the COVID-19 pandemic as referred to below.

Economic and health conditions in the United States and across most of the world are continuing to change rapidly because of the COVID-19 pandemic.  Although COVID-19 is a global issue that is altering business and consumer activity, the pharmaceutical industry is considered a critical and essential industry in the United States and many other countries and, therefore, we do not currently expect any significant extended shut downs of suppliers or distribution channels.  In respect of our medicines, we believe we have sufficient inventory of raw materials and finished goods and we expect patients to be able to continue to receive their medicines at a site of care, for our infused medicines, and from their current pharmacies, alternative pharmacies or, if necessary, by direct shipment from our third-party providers that have such capability, for our other medicines.

TEPEZZA

The launch of our infused medicine for thyroid eye disease, or TED, TEPEZZA, which was approved by the U.S. Food and Drug Administration, or FDA, on January 21, 2020, significantly exceeded our expectations.  In early 2019, we initiated our pre-launch disease awareness, market development and market access efforts with multi-functional field-based teams beginning to engage with key stakeholders in July 2019.  We believe these pre-launch efforts, the severity and acute nature of TED, and a highly motivated patient population have generated significant demand for the medicine.  For the year ended December 31, 2020, we recorded TEPEZZA net sales of $820.0 million, which was more than 20 times greater than our February 2020 estimate of TEPEZZA full year 2020 net sales of $30.0 million to $40.0 million.  While we experienced a much higher number of new patients in 2020 than our initial estimates, the impact from COVID-19 slowed the generation of patient enrollment forms for TEPEZZA, which drive new patient starts.

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

In March 2021, the FDA approved a prior approval supplement to the TEPEZZA Biologics License Application, or BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  We commenced resupply of TEPEZZA to the market in April 2021 and our second quarter 2021 net sales exceeded our expectations due to strong demand and relaunch execution.  In addition, we are making progress with our second drug product manufacturer and estimate that TEPEZZA commercial supply from this manufacturer, assuming FDA approval, will begin shipping by the end of 2021.  Other than Catalent, we are not aware of any manufacturing facilities that are part of the supply chain for our medicines that are being utilized for the manufacture of vaccines for COVID-19.  At this time, we consider the inventories on hand of our medicines to be sufficient to meet our commercial requirements.

As a result of the prior supply disruption, we delayed the start of an FDA-required post-marketing study to evaluate safety of TEPEZZA in a larger patient population and retreatment rates relative to how long patients receive the medicine given the supply disruption.  We also delayed the start of our planned TEPEZZA clinical trial in chronic TED and an exploratory trial of TEPEZZA in diffuse cutaneous systemic sclerosis.  These trials are expected to initiate in the third quarter of 2021.

KRYSTEXXA

KRYSTEXXA is an infused medicine for uncontrolled gout and was also achieving rapid growth prior to the COVID-19 pandemic.  While the vast majority of patients on therapy have maintained therapy, many new patients delayed infusions due to shelter-in-place guidelines and patients voluntarily delaying visits to healthcare providers and infusion centers.  Patient visits to physicians substantially declined during 2020, which resulted in a reduction of new patients.  While there continues to be some impact on demand for KRYSTEXXA, we have seen improvements as healthcare systems have adapted to cope with the pandemic and vaccines have been widely administered in the United States.

Our other medicines

Our other orphan segment medicines, RAVICTI, PROCYSBI and ACTIMMUNE, treat serious, chronic diseases with serious consequences if left untreated.  It is therefore critical for patients to maintain therapy.  Patient motivation to continue treatment is high, and therefore net sales for these three medicines were stable during 2020 and the first half of 2021, with less impact from COVID-19 compared to our other medicines.

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

Clinical trials

Our clinical trials have been and may in the future be affected by COVID-19.  As referred to above, our clinical trials for TEPEZZA have been delayed due to the impact of the TEPEZZA supply disruption at Catalent.  In addition, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital and healthcare resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a result of, or a precaution against, contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Strategy

Horizon is a leading, high-growth, innovation-driven, profitable biotech company. We are focused on the discovery, development and commercialization of medicines that address critical needs for people impacted by rare, autoimmune and severe inflammatory diseases. Our strategy is to expand our development-stage pipeline for long-term sustainable growth; to maximize the benefit and value of our on-market medicines, with particular focus on our current key rare disease growth driver medicines, TEPEZZA and KRYSTEXXA; and to build a global presence. Our vision is to build healthier communities, urgently and responsibly, which we believe generates value for our many stakeholders, including our shareholders.

Our development strategy is to expand our pipeline with early-to late-stage clinical programs for sustainable growth.  We are pursuing this strategy by acquiring and developing medicines for indications that address unmet needs in rare, autoimmune and severe inflammatory diseases, with a focus on the therapeutic areas of ophthalmology, rheumatology, nephrology and endocrinology.  The March 2021 acquisition of Viela and the addition of its mid-stage biologics pipeline significantly expanded our pipeline.  At the end of the second quarter of 2021 we had 22 pipeline programs, with more than half of these programs in Phase 1, Phase 2 or Phase 3 clinical trials.  Of the 22 programs, we expect to initiate a total of eight clinical trials in 2021, four of which have already been initiated.  For our on-market rare disease medicines, including our current key growth driver medicines, TEPEZZA and KRYSTEXXA, our commercialization strategy includes efforts to increase awareness of the conditions each medicine is designed to treat, enhancing efforts to identify target patients and to maximize the value of the medicines through clinical trials.  In addition, we are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States, including Japan, where we are engaging with the Pharmaceuticals and Medical Devices Agency and the Japanese medical community.  Furthermore, we are investing in our European infrastructure to support the potential first-quarter 2022 approval of UPLIZNA by the European Medicines Agency for neuromyelitis optica spectrum disorder, which has been granted orphan designation by the European Commission.  In addition, to support the global growth of our on-market medicines, including TEPEZZA, KRYSTEXXA and UPLIZNA, and our pipeline biologic medicines, in the second quarter of 2021 we acquired a biologic drug product manufacturing facility in Waterford, Ireland.  Subject to completing build-out, validation and regulatory approval processes, we expect that the first medicine manufactured at the facility to be approved for release in 2023.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2021 and 2020

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

	For the Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Net sales	$832,548	$462,779	$369,769
Cost of goods sold	200,995	121,515	79,480
Gross profit	631,553	341,264	290,289
Operating expenses:
Research and development	139,834	81,068	58,766
Selling, general and administrative	355,204	222,332	132,872
Gain on sale of asset	(2,000)	—	(2,000)
Total operating expenses	493,038	303,400	189,638
Operating income	138,515	37,864	100,651
Other expense, net:
Interest expense, net	(22,581)	(18,571)	(4,010)
Loss on debt extinguishment	—	(17,254)	17,254
Foreign exchange (loss) gain	(39)	283	(322)
Other (expense) income, net	(262)	632	(894)
Total other expense, net	(22,882)	(34,910)	12,028
Income (loss) before (benefit) expense for income taxes	115,633	2,954	112,679
(Benefit) expense for income taxes	(42,484)	82,964	(125,448)
Net income (loss)	$158,117	$(80,010)	$238,127

 Net sales.  Net sales increased $369.8 million, or 79.9%, to $832.5 million during the three months ended June 30, 2021, from $462.7 million during the three months ended June 30, 2020.  The increase in net sales during the three months ended June 30, 2021 was primarily due to an increase in net sales in our orphan segment of $367.2 million, primarily due to an increase in TEPEZZA net sales of $287.3 million and an increase in KRYSTEXXA net sales of $55.1 million when compared to the three months ended June 30, 2020.

The following table reflects net sales by medicine for the three months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,		Change	Change
	2021	2020	$	%
TEPEZZA	$453,255	$165,936	$287,319	173%
KRYSTEXXA	130,317	75,201	55,116	73%
RAVICTI	68,426	65,550	2,876	4%
PROCYSBI	49,775	41,357	8,418	20%
ACTIMMUNE	27,777	28,299	(522)	(2)%
UPLIZNA	14,475	—	14,475	100%
BUPHENYL	2,262	2,846	(584)	(21)%
QUINSAIR	222	59	163	276%
Orphan segment net sales	$746,509	$379,248	$367,261	97%

PENNSAID 2%	48,941	35,048	13,893	40%
DUEXIS	22,110	27,798	(5,688)	(20)%
RAYOS	13,406	14,459	(1,053)	(7)%
VIMOVO	1,582	6,226	(4,644)	(75)%
Inflammation segment net sales	$86,039	$83,531	$2,508	3%

Total net sales	$832,548	$462,779	$369,769	80%

Orphan Segment

TEPEZZA.  Net sales increased $287.3 million, or 173%, to $453.2 million during the three months ended June 30, 2021, from $165.9 million during the three months ended June 30, 2020.  Net sales increased by approximately $277.0 million due to volume growth and $10.3 million resulting from higher net pricing primarily due to the utilization of our patient assistance programs being lower than initial expectations.  On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the DPA, that dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent.  In March 2021, the FDA approved a prior approval supplement to the TEPEZZA BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  We commenced resupply of TEPEZZA to the market in April 2021 and our second quarter 2021 net sales exceeded our expectations due to strong demand and relaunch execution. Refer to the Impact of COVID-19 section above for further information.  Due to the timing of new patients starting therapy and the restarting of therapy for existing patients following the supply disruption, we expect some variability in quarterly net sales of TEPEZZA in the second half of 2021.

KRYSTEXXA.  Net sales increased $55.1 million, or 73%, to $130.3 million during the three months ended June 30, 2021 from $75.2 million during the three months ended June 30, 2020.  Net sales increased by approximately $37.9 million due to volume growth and $17.2 million due to higher net pricing, despite the ongoing challenges associated with the COVID-19 pandemic.

RAVICTI.  Net sales increased $2.9 million, or 4%, to $68.4 million during the three months ended June 30, 2021, from $65.5 million during the three months ended June 30, 2020.  Net sales increased by approximately $8.0 million due to volume growth, partially offset by a decrease of approximately $5.1 million due to lower net pricing.

PROCYSBI.  Net sales increased $8.4 million, or 20%, to $49.8 million during the three months ended June 30, 2021, from $41.4 million during the three months ended June 30, 2020.  Net sales increased by approximately $5.1 million due to higher net pricing and $3.3 million due to volume growth.

ACTIMMUNE.  Net sales decreased $0.5 million, or 2%, to $27.8 million during the three months ended June 30, 2021, from $28.3 million during the three months ended June 30, 2020. Net sales decreased by approximately $1.6 million due to lower sales volume, partially offset by an increase of approximately $1.1 million due to higher net pricing.

UPLIZNA.  Net sales generated for UPLIZNA during the three months ended June 30, 2021 were $14.5 million.  We began recognizing UPLIZNA sales following our acquisition of Viela on March 15, 2021.

Inflammation Segment

As a result of the COVID-19 pandemic, sales volumes for our inflammation medicines have been negatively impacted due to reduced demand given a reduced level of both in-person engagement by our sales representatives with health care providers and non-essential patient visits to physicians.

PENNSAID 2%.  Net sales increased $13.8 million, or 40%, to $48.9 million during the three months ended June 30, 2021, from $35.1 million during the three months ended June 30, 2020.  Net sales increased by approximately $10.8 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs and $3.0 million due to volume growth.

DUEXIS.  Net sales decreased $5.7 million, or 20%, to $22.1 million during the three months ended June 30, 2021, from $27.8 million during the three months ended June 30, 2020.  Net sales decreased by approximately $5.5 million resulting from lower net pricing primarily due to higher utilization of our patient assistance programs and $0.2 million due to lower sales volume.

RAYOS.  Net sales decreased $1.1 million, or 7%, to $13.4 million during the three months ended June 30, 2021, from $14.5 million during the three months ended June 30, 2020.  Net sales decreased by approximately $1.9 million due to lower sales volume, partially offset by an increase of $0.9 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

VIMOVO.  Net sales decreased $4.7 million, or 75%, to $1.5 million during the three months ended June 30, 2021, from $6.2 million during the three months ended June 30, 2020.  Net sales decreased by approximately $3.3 million due to lower net pricing and $1.4 million due to lower sales volume as a result of generic competition.

The table below reconciles our gross to net sales for the three months ended June 30, 2021 and 2020 (in millions, except percentages):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$1,323.2	100.0%	$898.0	100.0%
Adjustments to gross sales:
Prompt pay discounts	(13.5)	(1.0)%	(12.5)	(1.4)%
Medicine returns	(5.5)	(0.4)%	3.9	0.4%
Co-pay and other patient assistance	(201.3)	(15.2)%	(210.3)	(23.4)%
Commercial rebates and wholesaler fees	(80.1)	(6.1)%	(78.3)	(8.7)%
Government rebates and chargebacks	(190.3)	(14.4)%	(138.0)	(15.4)%
Total adjustments	(490.7)	(37.1)%	(435.2)	(48.5)%
Net sales	$832.5	62.9%	$462.8	51.5%

During the three months ended June 30, 2021, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 15.2% from 23.4% during the three months ended June 30, 2020, primarily due to a decreased proportion of inflammation segment medicines sold.

Cost of Goods Sold.  Cost of goods sold increased $79.5 million to $201.0 million during the three months ended June 30, 2021, from $121.5 million during the three months ended June 30, 2020.  The increase in cost of goods sold during the three months ended June 30, 2021 compared to three months ended June 30, 2020, was primarily due to an increase in sales volumes, an increase in royalty expense, an increase in amortization expense and the recording of inventory step-up expense during the three months ended June 30, 2021.  Royalty expense increased by $34.8 million primarily due to royalties payable on net sales of TEPEZZA, which increased significantly in the second quarter of 2021 compared to the second quarter of 2020.  Amortization expense increased $21.8 million primarily due to the acquisition of the UPLIZNA developed technology intangible asset in the first quarter of 2021.  In addition, we recorded inventory step-up expense of $7.1 million related to UPLIZNA based on the acquired units of inventory sold during the three months ended June 30, 2021.  As a percentage of net sales, cost of goods sold was 24.1% during the three months ended June 30, 2021, compared to 26.3% during the three months ended June 30, 2020.  The decrease in cost of goods sold as a percentage of net sales was primarily due to change in the mix of medicines sold.

Research and Development Expenses.  Research and development expenses increased $58.7 million to $139.8 million during the three months ended June 30, 2021, from $81.1 million during the three months ended June 30, 2020.  The increase during the three months ended June 30, 2021 compared to three months ended June 30, 2020, was primarily attributable to recognition of the $40.0 million upfront payment in relation to the agreement with Arrowhead Pharmaceuticals, Inc., or Arrowhead, during the three months ended June 30, 2021, a $37.2 million increase in clinical trial and manufacturing development costs reflecting increased activity in our research and development pipeline as well as the addition of Viela’s medicine candidates and development programs.  In addition, employee-related costs increased by $20.5 million.  This was partially offset by the $45.0 million upfront payment for the acquisition of Curzion, which was expensed as in-process research and development, or IPR&D, during the three months ended June 30, 2020.

We expect our research and development expenses to significantly increase in the second half of 2021 as a result of our planned additional clinical trials for our pipeline including the addition of Viela’s medicine candidates and development programs. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements, for further details of this acquisition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $132.9 million to $355.2 million during the three months ended June 30, 2021, from $222.3 million during the three months ended June 30, 2020.  The increase was primarily attributable to costs associated with the Viela acquisition in March 2021 and an increase in TEPEZZA commercial activities.  These include an increase of $55.6 million related to marketing program costs, an increase of $46.7 million in employee-related costs and an increase of $28.3 million in consulting costs, primarily related to the integration of Viela.

We expect our selling, general and administrative expenses to significantly increase in the second half of 2021 as a result of the increase in the U.S. commercial and field-based organization for TEPEZZA, the completion and integration of the Viela acquisition and global expansion activities.  Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements, for further details of the Viela acquisition.

Gain on sale of asset.  During the three months ended June 30, 2021, gain on sale of asset represents a $2.0 million contingent consideration payment related to the sale of MIGERGOT in 2019.  The contingent consideration was earned during the second quarter of 2021 and it was received in July 2021.

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

(Benefit) Expense for Income Taxes. During the three months ended June 30, 2021, we recorded a benefit for income taxes of $42.5 million compared to an expense for income taxes of $83.0 million during the three months ended June 30, 2020.  The benefit for income taxes recorded during the three months ended June 30, 2021 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions and the recognition of a deferred tax asset resulting from an intercompany transfer and license of intellectual property from a U.S. subsidiary to an Irish subsidiary during the three months ended June 30, 2021.  These benefits were partially offset by tax expense recognized on U.S. taxable income generated from the intercompany transfer and license of intellectual property.  The expense for income taxes recorded during the three months ended June 30, 2020 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions and a $15.2 million provision recorded following the publication, on April 8, 2020, by the U.S. Treasury of Final Regulations for Section 267A, or commonly referred to as the Anti-Hybrid Rules.  The Final Regulations for Section 267A permanently disallow for U.S. tax purposes certain interest expense accrued to a foreign related party during the year ended December 31, 2019. As a result, during the three months ended June 30, 2020 we recorded a write off of a deferred tax asset related to this interest expense and recognized a corresponding tax provision of $15.2 million.

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total income before expense for income taxes for the three months ended June 30, 2021 and 2020.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the three months ended June 30, 2021 and 2020 (in thousands, except percentages).

	For the Three Months Ended June 30,
	2021	2020	Change	% Change
Net sales	$746,509	$379,248	$367,261	97%
Segment operating income	321,235	151,541	169,694	112%

The increase in orphan segment net sales during the three months ended June 30, 2021 is described in the Consolidated Results section above.

Segment operating income.  Orphan segment operating income increased $169.7 million to $321.2 million during the three months ended June 30, 2021, from $151.5 million during the three months ended June 30, 2020. The increase was primarily attributable to an increase in net sales of $367.2 million as described above, partially offset by an increase in selling, general and administrative expenses of $95.0 million, an increase in research and development expenses of $52.8 million and an increase of $36.8 million in royalty expense, primarily related to an increase in royalties payable on net sales of TEPEZZA during the second quarter of 2021 compared to the second quarter of 2020.  The increase in selling, general and administrative expenses and research and development expenses were mainly due to an increase in the commercial and field-based organization for TEPEZZA, as well as incremental net operating expense from Viela after we acquired it on March 15, 2021.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating income for the three months ended June 30, 2021 and 2020 (in thousands, except percentages).

	For the Three Months Ended June 30,
	2021	2020	Change	% Change
Net sales	$86,039	$83,531	$2,508	3%
Segment operating income	46,767	38,096	8,671	23%

The decrease in inflammation segment net sales during the three months ended June 30, 2021 is described in the Consolidated Results section above.

Segment operating income. Inflammation segment operating income increased $8.7 million to $46.8 million during the three months ended June 30, 2021, from $38.1 million during the three months ended June 30, 2020.  The increase was primarily attributable to an increase in net sales of $2.5 million as described above, and a decrease in selling, general and administrative expenses of $5.4 million.

Comparison of Six Months Ended June 30, 2021 and 2020

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

	For the Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Net sales	$1,174,954	$818,688	$356,266
Cost of goods sold	301,363	218,931	82,432
Gross profit	873,591	599,757	273,834
Operating expenses:
Research and development	197,527	108,277	89,250
Selling, general and administrative	687,196	470,107	217,089
Impairment of long-lived asset	12,371	—	12,371
Gain on sale of asset	(2,000)	—	(2,000)
Total operating expenses	895,094	578,384	316,710
Operating (loss) income	(21,503)	21,373	(42,876)
Other expense, net:
Interest expense, net	(36,041)	(35,915)	(126)
Loss on debt extinguishment	—	(17,254)	17,254
Foreign exchange (loss) gain	(887)	1,059	(1,946)
Other income, net	2,962	1,074	1,888
Total other expense, net	(33,966)	(51,036)	17,070
Loss before (benefit) expense for income taxes	(55,469)	(29,663)	(25,806)
(Benefit) expense for income taxes	(90,235)	63,938	(154,173)
Net income (loss)	$34,766	$(93,601)	$128,367

Net sales.  Net sales increased $356.2 million, or 43.5%, to $1,174.9 million during the six months ended June 30, 2021, from $818.7 million during the six months ended June 30, 2020.  The increase in net sales during the six months ended June 30, 2021 was primarily due to an increase in net sales in our orphan segment of $379.4 million, primarily due to an increase in TEPEZZA net sales of $265.9 million and an increase in KRYSTEXXA net sales of $68.6 million when compared to the six months ended June 30, 2020.  This was partially offset by a decrease in net sales in our inflammation segment of $23.2 million.

The following table reflects net sales by medicine for the six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Six Months Ended June 30,		Change	Change
	2021	2020	$	%
TEPEZZA	$455,320	$189,387	$265,933	140%
KRYSTEXXA	237,074	168,450	68,624	41%
RAVICTI	141,243	126,738	14,505	11%
PROCYSBI	93,138	79,700	13,438	17%
ACTIMMUNE	56,540	54,840	1,700	3%
UPLIZNA	16,348	—	16,348	100%
BUPHENYL	3,922	5,160	(1,238)	(24)%
QUINSAIR	431	336	95	28%
Orphan segment net sales	$1,004,016	$624,611	$379,405	61%

PENNSAID 2%	94,758	76,611	18,147	24%
DUEXIS	41,575	59,145	(17,570)	(30)%
RAYOS	28,678	32,668	(3,990)	(12)%
VIMOVO	5,927	25,653	(19,726)	(77)%
Inflammation segment net sales	$170,938	$194,077	$(23,139)	(12)%

Total net sales	$1,174,954	$818,688	$356,266	44%

Orphan Segment

TEPEZZA.  Net sales increased $265.9 million, or 140%, to $455.3 million during the six months ended June 30, 2021, from $189.4 million during the six months ended June 30, 2020.  Net sales increased by approximately $253.1 million due to volume growth and $12.8 million resulting from higher net pricing primarily due to the utilization of our patient assistance programs being lower than initial expectations.  On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the DPA, that dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent.  In March 2021, the FDA approved a prior approval supplement to the TEPEZZA BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  We commenced resupply of TEPEZZA to the market in April 2021 and our second quarter 2021 net sales exceeded our expectations due to strong demand and relaunch execution. Refer to the Impact of COVID-19 section above for further information.  Due to the timing of new patients starting therapy and the restarting of therapy for existing patients following the supply disruption, we expect some variability in quarterly net sales of TEPEZZA in the second half of 2021.

KRYSTEXXA.  Net sales increased $68.6 million, or 41%, to $237.0 million during the six months ended June 30, 2021 from $168.4 million during the six months ended June 30, 2020.  Net sales increased by approximately $43.3 million due to volume growth and $25.3 million due to higher net pricing.

RAVICTI.  Net sales increased $14.5 million, or 11%, to $141.2 million during the six months ended June 30, 2021, from $126.7 million during the six months ended June 30, 2020.  Net sales increased by approximately $19.4 million due to volume growth, partially offset by a decrease of approximately $4.9 million due to lower net pricing.

PROCYSBI.  Net sales increased $13.4 million, or 17%, to $93.1 million during the six months ended June 30, 2021, from $79.7 million during the six months ended June 30, 2020.  Net sales increased by approximately $7.3 million due to higher net pricing and $6.1 million due to volume growth.

ACTIMMUNE.  Net sales increased $1.7 million, or 3%, to $56.5 million during the six months ended June 30, 2021, from $54.8 million during the six months ended June 30, 2020. Net sales increased by approximately $3.4 million due to higher net pricing, partially offset by a decrease of approximately $1.7 million resulting from lower sales volume.

UPLIZNA.  Net sales generated for UPLIZNA during the six months ended June 30, 2021 were $16.3 million.  We began recognizing UPLIZNA sales following our acquisition of Viela on March 15, 2021.

Inflammation Segment

As a result of the COVID-19 pandemic, sales volumes for our inflammation medicines have been negatively impacted due to reduced demand given a reduced level of both in-person engagement by our sales representatives with health care providers and non-essential patient visits to physicians.

PENNSAID 2%.  Net sales increased $18.1 million, or 24%, to $94.7 million during the six months ended June 30, 2021, from $76.6 million during the six months ended June 30, 2020.  Net sales increased by approximately $19.6 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $1.5 million resulting from lower sales volume.

DUEXIS.  Net sales decreased $17.6 million, or 30%, to $41.5 million during the six months ended June 30, 2021, from $59.1 million during the six months ended June 30, 2020.  Net sales decreased by approximately $17.1 million resulting from lower net pricing primarily due to higher utilization of our patient assistance programs and $0.4 million resulting from lower sales volume.

RAYOS.  Net sales decreased $3.9 million, or 12%, to $28.7 million during the six months ended June 30, 2021, from $32.6 million during the six months ended June 30, 2020.  Net sales decreased by approximately $2.8 million due to lower sales volume and $1.1 million resulting from lower net pricing.

VIMOVO.  Net sales decreased $19.7 million, or 77%, to $5.9 million during the six months ended June 30, 2021, from $25.6 million during the six months ended June 30, 2020.  Net sales decreased by approximately $17.6 million due to lower sales volume as a result of generic competition and $2.1 million due to lower net pricing.

The table below reconciles our gross to net sales for the six months ended June 30, 2021 and 2020 (in millions, except percentages):

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$2,084.7	100.0%	$1,701.5	100.0%
Adjustments to gross sales:
Prompt pay discounts	(25.5)	(1.2)%	(25.6)	(1.5)%
Medicine returns	(7.6)	(0.4)%	(4.9)	(0.3)%
Co-pay and other patient assistance	(400.4)	(19.2)%	(440.4)	(25.9)%
Commercial rebates and wholesaler fees	(143.2)	(6.9)%	(137.6)	(8.1)%
Government rebates and chargebacks	(333.0)	(16.0)%	(274.2)	(16.1)%
Total adjustments	(909.7)	(43.7)%	(882.7)	(51.9)%
Net sales	$1,175.0	56.3%	$818.8	48.1%

During the six months ended June 30, 2021, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 19.2% from 25.9% during the six months ended June 30, 2020, primarily due to a decreased proportion of inflammation segment medicines sold.

Cost of Goods Sold.  Cost of goods sold increased $82.4 million to $301.3 million during the six months ended June 30, 2021, from $218.9 million during the six months ended June 30, 2020.  The increase in cost of goods sold during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was primarily due to an increase in sales volumes, an increase in royalty expense, an increase in amortization expense and the recording of inventory step-up expense during the six months ended June 30, 2021.  Royalty expense increased by $33.0 million primarily due to royalties payable on net sales of TEPEZZA, which increased significantly in the first half of 2021 compared to the first half of 2020.  Amortization expense increased $29.6 million primarily due to the acquisition of the UPLIZNA developed technology intangible asset in the first quarter of 2021.  In addition, we recorded inventory step-up expense of $8.0 million related to UPLIZNA based on the acquired units on inventory sold during the six months ended June 30, 2021.  As a percentage of net sales, cost of goods sold was 25.6% during the six months ended June 30, 2021, compared to 26.7% during the six months ended June 30, 2020.  The decrease in cost of goods sold as a percentage of net sales was primarily due to change in the mix of medicines sold.

Research and Development Expenses.  Research and development expenses increased $89.3 million to $197.5 million during the six months ended June 30, 2021, from $108.2 million during the six months ended June 30, 2020.  The increase during the six months ended June 30, 2021 compared to six months ended June 30, 2020, was primarily attributable to a $58.3 million increase in clinical trial and manufacturing development costs reflecting increased activity in our research and development pipeline as well as the addition of Viela’s medicine candidates and development programs.  In addition, we recognized $40.0 million of an upfront payment in relation to the agreement with Arrowhead, during the six months ended June 30, 2021 and employee-related costs increased by $25.2 million.  This was partially offset by the $45.0 million upfront payment for the acquisition of Curzion, which was expensed as IPR&D during the six months ended June 30, 2020.

We expect our research and development expenses to significantly increase in the second half of 2021 as a result of our planned additional clinical trials for our pipeline including the addition of Viela’s medicine candidates and development programs.  Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements, for further details of this acquisition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $217.1 million to $687.2 million during the six months ended June 30, 2021, from $470.1 million during the six months ended June 30, 2020.  The increase was primarily attributable to costs associated with the Viela acquisition in March 2021 and an increase in TEPEZZA commercial activities. These include an increase of $72.5 million in employee-related costs, an increase of $64.3 million in marketing program costs and an increase of $39.6 million in consulting costs, primarily related to the integration of Viela.  In addition, $28.6 million of transaction costs were incurred during the six months ended June 30, 2021 relating to the Viela acquisition.

We expect our selling, general and administrative expenses to significantly increase in the second half of 2021 as a result of the increase in the U.S. commercial and field-based organization for TEPEZZA, the completion and integration of the Viela acquisition and global expansion activities.  Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements, for further details of the Viela acquisition.

Impairment of long-lived assets.  During the six months ended June 30, 2021, we recorded an impairment charge of $12.4 million as a result of vacating the Lake Forest office.  Refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements for further details.

Gain on sale of asset.   During the six months ended June 30, 2021, gain on sale of asset represents a $2.0 million contingent consideration payment related to the sale of MIGERGOT in 2019.  The contingent consideration was earned during the second quarter of 2021 and it was received in July 2021.

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

(Benefit) Expense for Income Taxes.  During the six months ended June 30, 2021, we recorded a benefit for income taxes of $90.2 million compared to an expense for income taxes of $63.9 million during the six months ended June 30, 2020.  The benefit for income taxes recorded during the six months ended June 30, 2021 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions, tax benefits recognized on share-based compensation and the recognition of a deferred tax asset resulting from an intercompany transfer and license of intellectual property from a U.S. subsidiary to an Irish subsidiary during the three months ended June 30, 2021.  These benefits were partially offset by tax expense recognized on U.S. taxable income generated from the intercompany transfer and license of intellectual property. The expense for income taxes recorded during the six months ended June 30, 2020 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions and a $15.2 million provision recorded following the publication, on April 8, 2020, of the Anti-Hybrid Rules.  The Final Regulations for Section 267A permanently disallow for U.S. tax purposes certain interest expense accrued to a foreign related party during the year ended December 31, 2019.  As a result, during the six months ended June 30, 2020 we recorded a write off of a deferred tax asset related to this interest expense and recognized a corresponding tax provision of $15.2 million. These expenses were partially offset by the tax benefits recognized on share-based compensation.

Information by Segment

See Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total income (loss) before expense for income taxes for the six months ended June 30, 2021 and 2020.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the six months ended June 30, 2021 and 2020 (in thousands, except percentages).

	For the Six Months Ended June 30,
	2021	2020	Change	% Change
Net sales	$1,004,016	$624,611	$379,405	61%
Segment operating income	322,289	205,897	116,392	57%

The increase in orphan segment net sales during the six months ended June 30, 2021 is described in the Consolidated Results section above.

Segment operating income.  Orphan segment operating income increased $116.4 million to $322.3 million during the six months ended June 30, 2021, from $205.9 million during the six months ended June 30, 2020.  The increase was primarily attributable to an increase in net sales of $379.4 million as described above, partially offset by an increase in selling, general and administrative expenses of $133.7 million, an increase in research and development expenses of $81.1 million and an increase of $36.9 million royalty expense, primarily related to an increase in royalties payable on net sales of TEPEZZA during the first half of 2021 compared to the first half of 2020.  The increase in selling, general and administrative expenses and research and development expenses were mainly due to an increase in the commercial and field-based organization for TEPEZZA, as well as incremental net operating expense from Viela after we acquired it on March 15, 2021.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating income for the six months ended June 30, 2021 and 2020 (in thousands, except percentages).

	For the Six Months Ended June 30,
	2021	2020	Change	% Change
Net sales	$170,938	$194,077	$(23,139)	(12%)
Segment operating income	89,447	90,038	(591)	(1%)

The decrease in inflammation segment net sales during the six months ended June 30, 2021 is described in the Consolidated Results section above.

Segment operating income.  Inflammation segment operating income decreased $0.6 million to $89.4 million during the six months ended June 30, 2021, from $90.0 million during the six months ended June 30, 2020.  The decrease was primarily attributable to a decrease in net sales of $23.1 million as described above, partially offset by a decrease in selling, general and administrative expenses of $18.5 million.

NON-GAAP FINANCIAL MEASURES

EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures.  These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability.  Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, upfront, progress and milestone payments related to license and collaboration agreements, drug substance harmonization costs, fees related to refinancing activities and restructuring and realignment costs, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, long-lived assets impairment charges, loss on debt extinguishments, (gain) loss on sale of assets and other non-cash adjustments.  Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred.  We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures.  We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance.  The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods.  In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance.  For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements.  These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net income (loss) to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
GAAP net income (loss)	$158,117	$(80,010)	$34,766	$(93,601)
Depreciation (1)	3,393	6,907	7,844	14,072
Amortization and step-up:
Intangible amortization expense (2)	88,523	66,749	154,892	125,324
Inventory step-up expense (3)	7,091	—	8,002	—
Interest expense, net (including amortization of debt discount and deferred financing costs)	22,581	18,571	36,041	35,915
(Benefit) expense for income taxes	(42,484)	82,964	(90,235)	63,938
EBITDA	237,221	95,181	151,310	145,648
Other non-GAAP adjustments:
Share-based compensation (4)	54,424	27,057	115,590	83,478
Upfront, progress and milestone payments related to license and collaboration agreements (5)	46,500	3,000	49,500	3,000
Acquisition/divestiture-related costs (6)	29,830	47,103	78,938	47,097
Restructuring and realignment costs (7)	930	—	7,023	—
Fees related to refinancing activities (8)	—	—	—	54
Loss on debt extinguishment (9)	—	17,254	—	17,254
Impairment of long-lived assets (10)	—	1,072	12,371	1,072
Drug substance harmonization costs (11)	—	—	—	290
Gain on sale of asset (12)	(2,000)	—	(2,000)	—
Total of other non-GAAP adjustments	129,684	95,486	261,422	152,245
Adjusted EBITDA	$366,905	$190,667	$412,732	$297,893

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
GAAP net income (loss)	$158,117	$(80,010)	$34,766	$(93,601)
Non-GAAP adjustments:
Depreciation (1)	3,393	6,907	7,844	14,072
Amortization and step-up:
Intangible amortization expense (2)	88,523	66,749	154,892	125,324
Amortization of debt discount and deferred financing costs (13)	1,467	5,248	2,240	10,817
Inventory step-up expense (3)	7,091	—	8,002	—
Share-based compensation (4)	54,424	27,057	115,590	83,478
Upfront, progress and milestone payments related to license and collaboration agreements (5)	46,500	3,000	49,500	3,000
Acquisition/divestiture-related costs (6)	29,830	47,103	78,938	47,097
Restructuring and realignment costs (7)	930	—	7,023	—
Fees related to refinancing activities (8)	—	—	—	54
Loss on debt extinguishment (9)	—	17,254	—	17,254
Impairment of long-lived assets (10)	—	1,072	12,371	1,072
Drug substance harmonization costs (11)	—	—	—	290
Gain on sale of asset (12)	(2,000)	—	(2,000)	—
Total of pre-tax non-GAAP adjustments	230,158	174,390	434,400	302,458
Income tax effect of pre-tax non-GAAP adjustments (14)	(37,747)	(25,797)	(111,251)	(57,059)
Other non-GAAP income tax adjustments (15)	30,881	15,210	30,881	15,210
Total non-GAAP adjustments	223,292	163,803	354,030	260,609
Non-GAAP net income	$381,409	$83,793	$388,796	$167,008

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	225,119,684	192,705,535	224,523,538	191,426,864

Non-GAAP Earnings Per Share – Basic
GAAP earnings (loss) per share – Basic	$0.70	$(0.42)	$0.15	$(0.49)
Non-GAAP adjustments	0.99	0.85	1.58	1.36
Non-GAAP earnings per share – Basic	$1.69	$0.43	$1.73	$0.87

Non-GAAP net income	$381,409	$83,793	$388,796	$167,008
Effect of assumed exchange of Exchangeable Senior Notes, net of tax	—	1,692	—	3,567
Numerator - non-GAAP net income	$381,409	$85,485	$388,796	$170,575

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	225,119,684	192,705,535	224,523,538	191,426,864
Ordinary share equivalents	10,072,176	21,838,670	10,196,292	22,084,476
Denominator - weighted average ordinary shares – Diluted	235,191,860	214,544,205	234,719,830	213,511,340

Non-GAAP Earnings Per Share – Diluted
GAAP earnings (loss) per share – Diluted	$0.67	$(0.42)	$0.15	$(0.49)
Non-GAAP adjustments	0.95	0.85	1.51	1.36
Diluted earnings per share effect of ordinary share equivalents	—	(0.03)	—	(0.07)
Non-GAAP earnings per share – Diluted	$1.62	$0.40	$1.66	$0.80

(1)	Represents depreciation expense related to our property, equipment, software and leasehold improvements.

(2)

Intangible amortization expenses are associated with our intellectual property rights, developed technology and customer relationships related to TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, UPLIZNA, BUPHENYL, PENNSAID 2% and RAYOS.

(3)

During the three and six months ended June 30, 2021, we recognized in cost of goods sold $7.1 million and $8.0 million, respectively, for inventory step-up expense related to UPLIZNA inventory revalued in connection with the Viela acquisition.  Refer to Note 5 of the Notes to the Condensed Consolidated Financial Statements, for further details.

(4)

Represents share-based compensation expense associated with our stock option, restricted stock unit and performance stock unit grants to our employees and non-employee directors, and our employee share purchase plan.

(5)

During the six months ended June 30, 2021, we recognized a $40.0 million upfront payment in relation to the agreement with Arrowhead, which was subsequently paid in July 2021.  In addition, we recognized $6.5 million of milestone payments in relation to HZN-7734 and a $3.0 million progress payment with HemoShear Therapeutics, LLC, or HemoShear.  The $3.0 million HemoShear progress payment was paid in the first quarter of 2021.

During the six months ended June 30, 2020, we recognized a $3.0 million progress payment in relation to the agreement with HemoShear, which was subsequently paid in July 2020.

(6)

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

(7)	Represents rent and maintenance charges for the leased Lake Forest office that we vacated in the first quarter of 2021.

(8)	Represents arrangement and other fees relating to our refinancing activities.

(9)

During the six months ended June 30, 2020, we recorded a loss on debt extinguishment of $17.3 million in the condensed consolidated statements of comprehensive income (loss), which reflects the partial exchange of our Exchangeable Senior Notes.

(10)	During the six months ended June 30, 2021, we recorded a right-of-use asset impairment charge of $12.4 million as a result of vacating the leased Lake Forest office.

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

(12)

During the six months ended June 30, 2021, gain on sale of asset represents a $2.0 million contingent consideration payment related to the sale of MIGERGOT in 2019.  The contingent consideration was triggered during the second quarter of 2021 and it was received in July 2021.

(13)	Represents amortization of debt discount and deferred financing costs associated with our debt.

(14)

Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment.

(15)

During the three months ended June 30, 2021, we recognized a U.S. federal and state tax liability on U.S. taxable income generated from an intercompany transfer and license of intellectual property from a U.S. subsidiary to an Irish subsidiary which was partially offset by the recognition of a deferred tax asset in the Irish subsidiary, resulting in a non-GAAP tax adjustment of $34.0 million. We also recognized $3.1 million of tax benefit relating to the release of a valuation allowance which was originally recognized on state net operating losses acquired through the acquisition of Viela. These state net operating losses are now usable, resulting in a non-GAAP tax adjustment of $3.1 million.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

We have incurred losses on a GAAP basis in most fiscal years since our inception in June 2005 and, as of June 30, 2021, we had an accumulated deficit of $181.1 million. We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines and global expansion initiatives, but we believe these cost increases will be more than offset by higher net sales and gross profits in future periods.  Additionally, we expect that our research and development costs will increase as we acquire or develop more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes.  In particular, we expect to incur substantial costs in connection with advancing Viela’s pipeline of medicine candidates and development programs in on-going and planned clinical trials.

On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the DPA, that dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent. This short-term supply disruption negatively impacted our net sales of TEPEZZA.  In March 2021, the FDA approved a prior approval supplement to the TEPEZZA BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  We commenced resupply of TEPEZZA to the market in April 2021 and our second quarter 2021 net sales exceeded our expectations due to strong demand and relaunch execution.  Refer to the Impact of COVID-19 section above for further information.  Due to the timing of new patients starting therapy and the restarting of therapy for existing patients following the supply disruption, we expect some variability in quarterly net sales of TEPEZZA in the second half of 2021.

Further, following the highly successful launch of TEPEZZA, which significantly exceeded our expectations, we are in the process of expanding our production capacity to meet anticipated future demand for TEPEZZA.  As of June 30, 2021, we had total purchase commitments, including the minimum annual order quantities and binding firm orders, with AGC Biologics A/S (formerly known as CMC Biologics A/S) for TEPEZZA drug substance of €143.9 million ($170.6 million converted at a Euro-to-Dollar exchange rate as of June 30, 2021 of 1.1858), to be delivered through December 2023.  In addition, we had binding purchase commitments with Catalent for TEPEZZA drug product of $10.2 million, to be delivered through June 2022.

We also expect to incur additional costs and to enter into additional purchase commitments in connection with our efforts to expand TEPEZZA production capacity in order to meet this anticipated increase in demand.

In July 2021, we completed the purchase of a drug product manufacturing facility from EirGen Pharma Limited, a subsidiary of OPKO Health, Inc., based in Waterford, Ireland for an upfront cash payment of $64.8 million.  See Note 19 of the Notes to the Condensed Consolidated Financial Statements for further details.

In February 2020, we purchased a three-building campus in Deerfield, Illinois, for total consideration and directly attributable transaction costs of $118.5 million.  The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space. We made significant capital expenditures during the first quarter of 2021 in order to prepare the Deerfield campus for occupancy. Our office employees previously located in Lake Forest, Illinois moved to the Deerfield campus in February 2021 and we are marketing the Lake Forest office space for sublease.  Vacating the Lake Forest leased office building in February 2021 represented a triggering event for impairment consideration of the right-of-use asset relating to this building.  During the first quarter of 2021, we recorded an impairment charge of $12.4 million as a result of vacating the Lake Forest office.  This charge was reported within impairment of long-lived assets in the condensed consolidated statement of comprehensive income (loss).  In addition, we recorded a liability of $6.1 million in the first quarter of 2021 for maintenance charges as a result of vacating the leased Lake Forest office.

During the first quarter of 2021, under our license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or together referred to as Roche, we made a milestone payment of CHF50.0 million ($56.1 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.1228) in relation to the attainment of TEPEZZA net sales milestones.  The liability for this milestone payment was recorded during the year ended December 31, 2020.  In April 2021, under the acquisition agreement for River Vision Development Corp., or River Vision, we made a TEPEZZA net sales milestone payment of $67.0 million.  The liability for this milestone payment was recorded during the year ended December 31, 2020.  There are no further TEPEZZA net sales milestone obligations remaining to Roche and the former River Vision stockholders.  Our remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($46.5 million when converted using a CHF-to-Dollar exchange rate at June 30, 2021 of 1.0813).

During the year ended December 31, 2020, we committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P.  As of June 30, 2021, the total carrying amount of our investments in these funds was $20.2 million, which is included in other assets in the consolidated balance sheet, and our total future commitments to these funds are $48.1 million.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years.  As of June 30, 2021, we had $812.3 million in cash and cash equivalents and total debt with a book value of $2,576.4 million and face value of $2,614.0 million.  We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next 12 months from the issuance of the financial statements in this Quarterly Report on Form 10-Q.  We do not have any financial covenants or non-financial covenants that we expect to be affected by the economic disruptions and negative effects of the COVID-19 pandemic on the financial environment.

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

During the six months ended June 30, 2021, we issued an aggregate of 3.9 million of our ordinary shares in connection with stock option exercises and the vesting of restricted stock units and performance stock units.  We received a total of $27.8 million in proceeds in connection with such stock option exercises.  During the six months ended June 30, 2021, we made payments of $141.6 million for employee withholding taxes relating to vesting of share-based awards.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Cash, cash equivalents and restricted cash	$816,158	$721,687
Cash provided by (used in):
Operating activities	85,674	37,008
Investing activities	(2,815,163)	(376,275)
Financing activities	1,468,666	(19,143)

Operating Cash Flows

During the six months ended June 30, 2021, net cash provided by operating activities of $85.7 million was primarily attributable to cash collections from gross sales, partially offset by payments made related to patient assistance costs for our inflammation segment medicines and government rebates for our orphan segment medicines, payments related to selling, general and administrative expenses, including transaction costs related to the Viela acquisition, and payments related to research and development expenses.

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

Investing Cash Flows

During the six months ended June 30, 2021, net cash used in investing activities of $2,815.2 million was primarily attributable to payments for acquisitions, net of $2,775.3 million which was primarily attributable to $2.6 billion paid in relation to the Viela acquisition, net of acquired cash.  In addition, we made a milestone payment of CHF50.0 million ($56.1 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.1228) under our license agreement with Roche, during the first quarter of 2021.  In April 2021, we made a milestone payment of $67.0 million to the former River Vision stockholders.

During the six months ended June 30, 2020, net cash used in investing activities of $376.3 million was primarily attributable to payments for acquisitions of $262.3 million which consist of $215.2 million of milestone payments associated with the acquisition of River Vision Development Corp., or River Vision, and our agreements with Roche, S.R. One and with Lundbeckfond and $45.0 million due to the acquisition of Curzion in the second quarter of 2020.  Additionally, $112.5 million was paid in the first quarter of 2020 in relation to the purchase of a three-building campus in Deerfield, Illinois.

Financing Cash Flows

During the six months ended June 30, 2021, net cash provided by financing activities of $1,468.7 million was primarily attributable to an additional $1.6 billion aggregate principal amount of term loans borrowed pursuant to an amendment to our Credit Agreement, the proceeds of which, in addition to a portion of our existing cash on hand, was used to pay the consideration for the Viela acquisition, partially offset by $141.6 million payment of employee withholding taxes relating to share-based awards.

During the six months ended June 30, 2020, net cash used in financing activities of $19.1 million was primarily attributable to payment of employee withholding taxes relating to share-based awards of $53.0 million, partially offset by the proceeds from the issuance of ordinary shares in connection with stock option exercises of $25.9 million.

Financial Condition as of June 30, 2021 compared to December 31, 2020

Accounts receivable, net.  Accounts receivable, net, increased $75.7 million, from $659.7 million as of December 31, 2020 to $735.4 million as of June 30, 2021.  The increase was primarily due to higher gross sales of our medicines during the second quarter of 2021 when compared to the fourth quarter of 2020.

Inventories, net.  Inventories, net, increased $183.4 million, from $75.3 million as of December 31, 2020 to $258.7 million as of June 30, 2021.  The increase was primarily due to stepped-up UPLIZNA inventory of $151.6 million, which consisted of $120.9 million of stepped-up work in process, $20.6 million of stepped-up finished goods and $10.1 million stepped-up raw materials.

Prepaid expenses and other current assets.  Prepaid expenses and other current assets increased $113.2 million, from $251.9 million as of December 31, 2020 to $365.1 million as of June 30, 2021.  The increase was primarily due to an increase of $63.5 million in prepaid income taxes and income taxes receivable primarily due to a benefit for income taxes recognized during the six months ended June 30, 2021.  Additionally, deferred charge for taxes on intercompany profits increased by $32.7 million and rabbi trust assets increased by $5.5 million.

Developed technology and other intangible assets, net.  Developed technology and other intangible assets, net, increased $1,336.8 million, from $1,782.9 million as of December 31, 2020 to $3,119.7 million as of June 30, 2021. During the six months ended June 30, 2021, in connection with the acquisition of Viela, we capitalized $1,493.0 million of developed technology related to UPLIZNA.  This was partially offset by amortization of developed technology of $154.9 million during the six months ended June 30, 2021.

In-process research and development. On March 15, 2021, we completed the acquisition of Viela and acquired $910.0 million of IPR&D.  On March 24, 2021, we announced that our strategic partner, Mitsubishi Tanabe Pharma Corporation, had received manufacturing and marketing approval of UPLIZNA in Japan.  As a result, we transferred $30.0 million of IPR&D to developed technology.  As of June 30, 2021, the remaining IPR&D relating to the Viela acquisition was $880.0 million.

Goodwill.  Goodwill increased $655.3 million, from $413.7 million as of December 31, 2020 to $1,069.0 million as of June 30, 2021 due to the Viela acquisition.  Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements, for further details of this acquisition.

Other assets.  Other assets increased $76.9 million, from $55.7 million as of December 31, 2020 to $132.6 million as of June 30, 2021.  In October 2019, we entered into an agreement for lease relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  In May 2021, the construction of the office was completed by the lessor and the lease became effective. As a result, we recognized $60.9 million as a right-of-use asset and a corresponding lease liability on the condensed consolidated balance sheet.

Accrued expenses and other current liabilities.  Accrued expenses and other current liabilities decreased $7.0 million, from $485.5 million as of December 31, 2020 to $478.5 million as of June 30, 2021.  This was primarily due to a net decrease of $76.9 million in accrued upfront and milestone payments, partially offset by the reclassification of deferred revenue from long-term to current liabilities of $20.8 million, an increase of $16.1 million in accrued sales and marketing costs and an increase of $19.7 million in accrued research and development costs.  The net decrease of $76.9 million in accrued upfront and milestone payments was primarily related to payments of $123.1 million of TEPEZZA milestones, partially offset by $40.0 million of an accrued upfront payment due to Arrowhead.  This upfront payment was subsequently paid in July 2021.

Accrued trade discounts and rebates.  Accrued trade discounts and rebates decreased $46.1 million, from $352.4 million as of December 31, 2020 to $306.3 million as of June 30, 2021.  This was primarily due to a decrease in accrued co-pay and other patient assistance costs primarily due to an increased proportion of orphan segment medicines sold and a decrease in accrued commercial rebates and wholesaler fees due to timing of receipt of invoices.

Long-term debt, net.  Long-term debt, net increased $1,557.0 million from $1,003.4 million as of December 31, 2020 to $2,560.4 million as of June 30, 2021.  The increase was primarily related to an additional $1.6 billion aggregate principal amount of term loans we borrowed pursuant to an amendment to our Credit Agreement, the proceeds of which, in addition to a portion of our existing cash on hand, was used to pay the consideration for the Viela acquisition. See Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Deferred tax liabilities, net.  Deferred tax liabilities, net, increased $482.6 million from $66.5 million as of December 31, 2020 to $549.1 million as of June 30, 2021 primarily due to the Viela acquisition.  Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements, for further details of this acquisition.

Other long-term liabilities.  Other long-term liabilities increased $69.8 million, from $101.7 million as of December 31, 2020 to $171.5 million as of June 30, 2021.  In October 2019, we entered into an agreement for lease relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  In May 2021, the construction of the office was completed by the lessor and the lease became effective.  As a result, we recognized $60.9 million as a right-of-use asset and a corresponding lease liability on the condensed consolidated balance sheet.

Contractual Obligations

During the six months ended June 30, 2021, there were no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except for our entry into the following commitments described below.

On June 18, 2021, we entered into a global agreement with Arrowhead for ARO-XDH, a previously undisclosed discovery-stage investigational RNA interference therapeutic, being developed by Arrowhead as a potential treatment for uncontrolled gout.  Under the terms of the agreement, we paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed products. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further details.

On March 15, 2021, we completed the acquisition of Viela, in which we acquired all of the issued and outstanding shares of Viela’s common stock for $53.00 per share in cash.  The total consideration for the acquisition was approximately $3.0 billion, including cash acquired of $342.3 million.  We financed the transaction through cash on hand and $1.6 billion of aggregate principal amount of term loans pursuant to our existing credit agreement.  Refer to Note 4 and Note 13 of the Notes to Condensed Consolidated Financial Statements for further details.

In July 2021, we completed the purchase of a drug product manufacturing facility from EirGen Pharma Limited, a subsidiary of OPKO Health, Inc., based in Waterford, Ireland for an upfront cash payment of $64.8 million.  See Note 19 of the Notes to the Condensed Consolidated Financial Statements for further details.

In October 2019, we entered into an agreement for lease relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  In May 2021, the construction of the office was completed by the lessor and the lease became effective.  As a result, we recognized $60.9 million of a lease liability on the condensed consolidated balance sheet.  The lease is due to expire in May 2041.  Refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements, for further details.

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

During the six months ended June 30, 2021, there have been no significant changes in our application of our critical accounting policies.  A summary of our critical accounting policies is included in Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Interest Rate Risk.  We are subject to interest rate fluctuation exposure through our borrowings under our Credit Agreement and our investment in money market accounts which bear a variable interest rate.  Our approximately $418.0 million aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in December 2019, or the December 2019 Term Loans, and loans under our incremental revolving credit facility, or Revolving Credit Facility, bear interest, at our option, at a rate equal to the London Inter-Bank Offered Rate, or LIBOR, plus 2.25% per annum (subject to a 0.00% LIBOR floor), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%.  Our December 2019 Term Loans are based on LIBOR.  The one-month LIBOR rate as of July 19, 2021, which was the most recent date the interest rate on the December 2019 Term Loans was fixed, was 0.13%, and as a result, the interest rate on our December 2019 Term Loans is currently 2.38% per annum.  As of June 30, 2021, the Revolving Credit Facility was undrawn.  Our $1.6 billion aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in March 2021, or the Incremental Loans, bear interest, at our option, at a rate equal to LIBOR, plus 2.00% per annum (subject to a 0.50% LIBOR floor), or the adjusted base rate plus 1.00% per annum with a step-down to LIBOR plus 1.75% per annum or the adjusted base rate plus 0.75% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  Our Incremental Loans are based on LIBOR.  The one-month LIBOR rate as of July 19, 2021, which was the most recent date the interest rate on the Incremental Loans was fixed, was 0.13%, and as a result, the interest rate on our Incremental Loans is currently 2.50% per annum.  Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, intends to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR.

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

Foreign Currency Risk.  Our purchase costs of TEPEZZA drug substance and ACTIMMUNE inventory are principally denominated in Euros and are subject to foreign currency risk.  In addition, we are obligated to pay certain milestones and a royalty on sales of TEPEZZA to Roche in Swiss Francs, which obligations are subject to foreign currency risk.  We have contracts relating to RAVICTI, QUINSAIR and PROCYSBI for sales in Canada which sales are subject to foreign currency risk.  We also incur certain operating expenses in currencies other than the U.S. dollar in relation to our Irish operations and foreign subsidiaries.  Therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro and the Swiss Franc.

Inflation Risk.  We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Credit Risk.  Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of June 30, 2021 and December 31, 2020, our top four customers accounted for approximately 92% and 93%, respectively, of our total outstanding accounts receivable balances.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  As discussed above, we completed the Viela acquisition on March 15, 2021.  The results of operations of the acquired Viela business are included in our results of operations beginning on March 15, 2021.  We are currently in the process of evaluating and integrating Viela’s historical internal controls over financial reporting with ours.

During the quarter ended June 30, 2021, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

We rely on third parties to manufacture commercial supplies of all of our medicines, and we currently intend to rely, in whole or in part, on third parties to manufacture commercial supplies of any other approved medicines.  The commercialization of any of our medicines could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of medicine or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.

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

Risks Related to Our Business and Industry

The COVID-19 global pandemic has and may continue to adversely impact our business, including the commercialization of our medicines, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.*

On March 11, 2020, the World Health Organization made the assessment that a novel strain of coronavirus, which causes the COVID-19 disease, was a pandemic.  The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the United States took aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions).  Similarly, the Irish government has limited gatherings of people and encouraged employees to work from their homes, and may implement more aggressive policies in the future.  In recent months, vaccines and treatments have enabled a resumption to more normal business practices and initiatives in many countries, including the United States and Ireland.  Restrictions in response to COVID-19, including new variants of the virus, may continue to fluctuate in U.S. states and other geographies and we cannot guarantee that additional U.S. states that have previously reduced restrictions will not reimplement them or that other states will reduce restrictions in the near-term.  The effects of government actions and our policies and those of third parties to reduce the spread of COVID-19 may negatively impact productivity and our ability to market and sell our medicines, cause disruptions to our supply chain and ongoing and future clinical trials and impair our ability to execute our business development strategy.  These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

The commercialization of our medicines has been and may continue to be adversely impacted by COVID-19 and actions taken to slow its spread.  For example, patients have postponed visits to healthcare provider facilities, certain healthcare providers have temporarily closed their offices or are restricting patient visits, healthcare provider employees may become generally unavailable and there could be disruptions in the operations of payers, distributors, logistics providers and other third parties that are necessary for our medicines to be prescribed, reimbursed and administered to patients.  In March 2020, we transitioned our sales force to a virtual model such that they no longer had in-person interactions with healthcare professionals and while we have been working on ways to re-engage patients and physicians as certain U.S. states have started to reduce restrictions, the virtual model is still being used.  While we have attempted to maintain the effectiveness of our sales and marketing efforts in the virtual model, it may not be as effective as in-person interactions in terms of conveying key information about our medicines or aiding physicians and their staff in prescribing and helping their patients obtain appropriate reimbursement for our medicines.  Many physicians, in particular in primary care practices that prescribe our inflammation segment medicines, have reduced their operations in light of COVID-19, including delaying patient visits and writing new prescriptions, and this has negatively impacted sales in our inflammation segment.  Similarly, many patients have deferred non-essential visits to healthcare providers, which has had a negative impact on prescriptions being written and filled.  For example, due to reduced willingness of patients to visit physician offices and infusion centers, sales of KRYSTEXXA have been negatively impacted, and this impact may continue in future quarters until healthcare activities and patient visits return to normal levels.  In addition, while we experienced a much higher number of new patients in 2020 for TEPEZZA than our initial estimates, the impact from COVID-19 slowed the generation of patient enrollment forms for TEPEZZA, which drive new patient starts, and this impact may continue following the recent end of the TEPEZZA supply disruption.  It is also possible that a prolonged period of “shelter-in-place” orders and social distancing behaviors and the associated reduction of physician office visits could force various healthcare practices to permanently close or to consolidate with larger practices or healthcare groups, which could cause us to lose previously-established physician relationships.  We cannot predict how long the COVID-19 pandemic will continue to negatively impact sales of our medicines and we expect that even after government-mandated restrictions are lifted, our sales force activities, healthcare provider operations and patients’ willingness to visit healthcare facilities will continue to be limited. We also cannot predict how effective our virtual patient, physician and partner support initiatives will be with respect to marketing and supporting the administration and reimbursement of our medicines, or when we will be able to resume other in-person sales and marketing activities.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our medicines.  In particular, some of our suppliers of certain materials used in the production of our medicines are located in regions that have been subject to COVID-19-related actions and policies that limit the conduct of normal business operations.  To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to COVID-19, our ability to continue meeting commercial demand for our medicines in the United States or advancing development of our medicine candidates may become impaired.  For example, On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production pursuant to the Defense Production Act of 1950, or DPA, that have dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent Indiana, LLC, or Catalent.  In March 2021, the FDA approved a prior approval supplement to the TEPEZZA Biologics License Application, or BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  We commenced resupply of TEPEZZA to the market in April 2021 and our second quarter 2021 net sales exceeded our expectations due to strong demand and relaunch execution.  However, our ability to continue TEPEZZA supply is dependent on future committed manufacturing slots for TEPEZZA not being cancelled and being run successfully, which could be impacted by additional government-mandated COVID-19 vaccine production orders and other risks associated with our reliance on our third-party manufacturers discussed below.  If we were to experience another disruption of TEPEZZA supply, it would have a material adverse effect on our operating results and ability to achieve our financial projections in 2021.  Refer to the Impact of COVID-19 section in Item 2 of this Quarterly Report on Form 10-Q for further information.  At this time, we consider the inventories on hand of our medicines to be sufficient to meet our commercial requirements.

Our clinical trials may be affected by COVID-19. As described in the Impact of COVID-19 section in Item 2 of this Quarterly Report on Form 10-Q, our clinical trials for TEPEZZA have been delayed due to the impact of the TEPEZZA supply disruption at Catalent.  In addition, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital and healthcare resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Our future prospects are highly dependent on our ability to successfully develop and execute commercialization strategies for each of our medicines.  Failure to do so would adversely impact our financial condition and prospects.*

A substantial majority of our resources are focused on the commercialization of our current medicines.  Our ability to generate significant medicine revenues and to achieve commercial success in the near-term will initially depend almost entirely on our ability to successfully commercialize these medicines in the United States.  With respect to our rare disease medicines, TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE and UPLIZNA, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for label expansion and more effective use through clinical trials, as well as opportunities for commercialization outside of the United States.  Our comprehensive post-launch commercial strategy for TEPEZZA aims to enable more thyroid eye disease, or TED, patients to benefit from TEPEZZA.  We are doing this by: (i) facilitating continued TEPEZZA uptake in the treatment of acute and chronic TED through continued promotion of TEPEZZA to treating physicians; (ii) continuing to develop the TED market by increasing physician awareness of the disease severity, the urgency to diagnose and treat it, as well as the benefits of treatment with TEPEZZA; (iii) driving accelerated disease identification and time to treatment through our digital and broadcast marketing campaigns; (iv) enhancing the patient journey with our high-touch, patient-centric model as well as support for the patient and site-of-care referral processes; and (v) expanding more timely access to TEPEZZA for TED patients.  Our strategy with respect to KRYSTEXXA includes existing rheumatology account growth, new rheumatology account growth and accelerating nephrology growth, as well as development efforts to enhance response rates through combination treatment with methotrexate and to shorten the infusion time.  With respect to RAVICTI and PROCYSBI, our strategy includes accelerating the transition of patients from first-generation therapies, increasing the diagnosis of the associated rare conditions through patient and physician outreach; and increasing compliance rates.  Our strategy with respect to ACTIMMUNE, includes increasing awareness and diagnosis of chronic granulomatous disease and increasing compliance rates.  With respect to our strategy for UPLIZNA, which leverages the successful strategies we have employed with TEPEZZA and KRYSTEXXA, our aim is to (i) generate greater demand for the medicine by investing in the commercial and clinical support infrastructure; (ii) drive physician awareness of the benefits of UPLIZNA for the treatment of neuromyelitis optica spectrum disorder, or NMOSD, and what differentiates UPLIZNA from other medicines by generating additional trial data analyses and clinical evidence; and (iii) optimize timely access for patients to UPLIZNA with best-in-class patient services, infusion site-of-care referral processes and reimbursement support services.  A key component of the strategy is to complete a comprehensive assessment of the current overall commercial and clinical support infrastructure for UPLIZNA to ensure optimal support for the medicine.

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

We are dependent on wholesale distributors for distribution of our products in the United States and, accordingly, our results of operations could be adversely affected if they encounter financial difficulties.*

During the six months ended June 30, 2021, four wholesale distributors accounted for substantially all of our sales in the United States.  If one of our significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with us, and we may be unable to collect all the amounts that the distributor owes on a timely basis or at all, which could negatively impact our business and results of operations.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biotech company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights.  We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights.  In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities.  As of June 30, 2021, we had approximately 475 sales representatives in the field, consisting of approximately 260 orphan segment sales representatives and 215 inflammation segment sales representatives.  We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming.  We also cannot be certain that we will be able to continue to successfully develop this capability.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality.  For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program.  As concerns continue to grow over the need for tighter oversight, there remains the possibility that the Health Resources and Services Administration or another agency under the U.S. Department of Health and Human Services, or HHS, will propose a similar regulation or that Congress will explore changes to the 340B program through legislation.  For example, a bill was introduced in 2018 that would require hospitals to report their low-income utilization of the program.  Further, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule in 2018 that implemented civil monetary penalties for manufacturers who exceeded the ceiling price methodology for a covered outpatient drug when selling to a 340B covered entity. Pursuant to the final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis.  Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program.  With respect to KRYSTEXXA, the “additional rebate” methodology of the 340B pricing rules, as applied to the historical pricing of KRYSTEXXA both before and after we acquired the medicine, have resulted in a 340B ceiling price of one penny.  A material portion of KRYSTEXXA prescriptions (normally in the range of low to mid-teens percent) are written by healthcare providers that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales of KRYSTEXXA.  The CMS had also finalized a proposal in calendar years 2018, 2019 and 2020 that would revise the Medicare hospital outpatient prospective payment system by creating a new, significantly reduced reimbursement methodology for drugs purchased under the 340B program for Medicare patients at hospital and other settings.  These reductions were upheld by the U.S. Court of Appeals for the D.C. Circuit in July 2020, and it is unclear whether this matter will be subject to further litigation.  Further, the CMS final rule for calendar year 2021 continues these reductions for drugs acquired through the 340B program.

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

To market any drugs or biologics outside of the United States, we and current or future collaborators must comply with numerous and varying regulatory and compliance related requirements of other countries.  For example, we are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States, including Japan where we are engaging with the Pharmaceuticals and Medical Devices Agency, or PMDA, and the Japanese medical community.  Furthermore, we are investing in our European infrastructure to support the potential first-quarter 2022 approval of UPLIZNA by the European Medicines Agency, or EMA, for NMOSD, which has been granted orphan designation by the European Commission, or EC.  In addition, on March 24, 2021, we announced that our strategic partner, Mitsubishi Tanabe Pharma Corporation, or MTPC, had received manufacturing and marketing approval of UPLIZNA for NMOSD in Japan. Approval procedures vary among countries and can involve additional medicine testing and additional administrative review periods, including obtaining reimbursement and pricing approval in select markets.  The time required to obtain approval in other countries might differ from that required to obtain FDA approval.  The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks.  Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

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

Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations (Northern Ireland is still covered by the centralized authorization procedure which leads to a marketing authorization that is valid throughout the EEA and can participate, with certain restrictions, in the other procedures available to market a medicine in the EU).  Our medicine candidates require a separate marketing authorization for Great Britain, and it is unclear as to whether the relevant authorities in the EU and the UK are adequately prepared for the additional administrative burden caused by Brexit.  Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, could prevent us from or delay us commercializing our medicine candidates in the UK and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability.  If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EEA for our medicine candidates, which could significantly and materially harm our business.

Brexit may influence the attractiveness of the UK as a place to conduct clinical trials.  The EU’s regulatory environment for clinical trials is being harmonized as part of the Clinical Trial Regulation, which is due to fully apply from January 31, 2022, but it is currently unclear as to what extent the UK will seek to align its regulations with the EU.  Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for our medicine candidates in the EEA on the basis of clinical trials conducted in the UK.

In the short term there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective UK and EU customs agencies that may delay time-sensitive shipments and may negatively impact our product supply chain.

We may be subject to penalties and litigation and large incremental expenses if we fail to comply with regulatory requirements or experience problems with our medicines.*

Even after we achieve regulatory approvals, we are subject to ongoing obligations and continued regulatory review with respect to many operational aspects including our manufacturing processes, labeling, packaging, distribution, storage, adverse event monitoring and reporting, dispensation, advertising, promotion and recordkeeping.  These requirements include submissions of safety and other post-marketing information and reports, ongoing maintenance of medicine registration and continued compliance with current good manufacturing practices, or cGMPs, good clinical practices, or GCPs, good pharmacovigilance practice, good distribution practices and good laboratory practices, or GLPs.  If we, our medicines or medicine candidates, or the manufacturing facilities for our medicines or medicine candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We have rights to medicines in certain jurisdictions but have little or no control over third parties that have rights to commercialize those medicines in other jurisdictions, which could adversely affect our commercialization of these medicines.*

Following our sale of the rights to RAVICTI (i) outside of North America and Japan to Medical Need Europe AB, part of the Immedica Group, or Immedica, in December 2018 and (ii) in Japan to Immedica, Immedica has marketing and distribution rights to RAVICTI in those regions.  Following our sale of the rights to PROCYSBI in the Europe, Middle East and Africa, or EMEA, regions to Chiesi Farmaceutici S.p.A., or Chiesi, in June 2017, or the Chiesi divestiture, Chiesi has marketing and distribution rights to PROCYSBI in the EMEA regions.  MTPC has rights to the development and commercialization of UPLIZNA for NMOSD as well as other potential future indications in Japan and certain other countries in Asia.  Hansoh Pharmaceutical Group Company Limited, or Hansoh, has rights to the development and commercialization of UPLIZNA for NMOSD as well as other potential future indications in China, Hong Kong and Macau.  Miravo Healthcare (formerly known as Nuvo Pharmaceuticals Inc.), or Miravo, has retained its rights to PENNSAID 2% in territories outside of the United States.  In March 2017, Miravo announced that it had entered into an exclusive license agreement with Sayre Therapeutics PVT Ltd. to distribute, market and sell PENNSAID 2% in India, Sri Lanka, Bangladesh and Nepal, and in December 2017 Miravo announced that it had entered into a license and distribution agreement with Gebro Pharma AG for the exclusive right to register, distribute, market and sell PENNSAID 2% in Switzerland and Liechtenstein.  We have little or no control over Immedica’s activities with respect to RAVICTI outside of North America, over Chiesi’s activities with respect to PROCYSBI in the EMEA, over MTPC’s or Hansoh’s activities with respect to UPLIZNA in the certain countries in Asia,  or over Miravo’s or its existing and future commercial partners’ activities with respect to PENNSAID 2% outside of the United States even though those activities could impact our ability to successfully commercialize these medicines.  For example, Immedica or its assignees, Chiesi or its assignees, MTPC or Hansoh or their respective assignees or Miravo or its assignees can make statements or use promotional materials with respect to RAVICTI, PROCYSBI, UPLIZNA or PENNSAID 2%, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell RAVICTI, PROCYSBI, UPLIZNA or PENNSAID 2%, respectively, in foreign countries at prices that are dramatically lower than the prices we charge in the United States.  These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States.  In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them.  We also rely on Immedica, Chiesi, MTPC, Hansoh and Miravo, or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States, as we have or will have limited access to this information ourselves.

We rely on third parties to manufacture commercial supplies of all of our medicines, and we currently intend to rely, in whole or in part, on third parties to manufacture commercial supplies of any other approved medicines.  The commercialization of any of our medicines could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of medicine or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.*

The facilities used by our third-party manufacturers to manufacture our medicines and medicine candidates must be approved by the applicable regulatory authorities.  We do not control the manufacturing processes of third-party manufacturers and are currently completely dependent on our third-party manufacturing partners.

We rely on AGC Biologics A/S (formerly known as CMC Biologics A/S), or AGC Biologics, as our exclusive manufacturer of the TEPEZZA drug substance and Catalent, for TEPEZZA drug product.  On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of recent U.S. government-mandated COVID-19 vaccine production orders pursuant to the DPA that dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent. To offset the reduced slots allowed by the DPA and Catalent, we accelerated plans to increase the production scale of TEPEZZA drug product.  In March 2021, the FDA approved a prior approval supplement to the TEPEZZA BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  We commenced resupply of TEPEZZA to the market in April 2021, but we cannot guarantee that our currently contracted TEPEZZA manufacturing slots at Catalent will not be rescheduled or canceled as a result of additional U.S. government-mandated COVID-19 vaccine production orders, or that they will be completed successfully.  While we are not currently aware of any manufacturing facilities other than Catalent that are part of the supply chain for our medicines that are being utilized for the manufacture of vaccines for COVID-19,  similar circumstances could arise in the future and could result in supply disruption to our other medicines.

Further, following the highly successful launch of TEPEZZA, which significantly exceeded our expectations, we began the process of expanding our production capacity in 2020 to meet anticipated future demand for TEPEZZA.  If AGC Biologics fails to supply TEPEZZA drug substance or if Catalent fails to supply TEPEZZA drug product for a period beyond our current expectation or either manufacturer is otherwise unable to meet our volume requirements due to unexpected market demand for TEPEZZA, it may lead to further TEPEZZA supply constraints.  In addition, while we are making progress with our second drug product manufacturer and we are on track to begin shipping TEPEZZA supply from this manufacturer, assuming FDA approval, by the end of 2021, it is possible this timeline could be delayed.  We rely on NOF Corporation, or NOF, as our exclusive supplier of the PEGylation agent that is a critical raw material in the manufacture of KRYSTEXXA.  If NOF fails to supply such PEGylation agent, it may lead to KRYSTEXXA supply constraints.  A key excipient used in PENNSAID 2% as a penetration enhancer is dimethyl sulfoxide, or DMSO.  We and Miravo, our exclusive supplier of PENNSAID 2%, rely on a sole proprietary form of DMSO for which we maintain a substantial safety stock.  However, should this supply become inadequate, damaged, destroyed or unusable, we and Miravo may not be able to qualify a second source.  We rely on an exclusive supply agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim Biopharmaceuticals, for manufacturing and supply of ACTIMMUNE.  ACTIMMUNE is manufactured by starting with cells from working cell bank samples which are derived from a master cell bank.  We and Boehringer Ingelheim Biopharmaceuticals separately store multiple vials of the master cell bank.  In the event of catastrophic loss at our or Boehringer Ingelheim Biopharmaceuticals’ storage facility, it is possible that we could lose multiple cell banks and have the manufacturing capacity of ACTIMMUNE severely impacted by the need to substitute or replace the cell banks.  In addition, we rely on AstraZeneca UK Limited for the manufacture of the current clinical and commercial supplies of UPLIZNA, and for the current clinical and nonclinical supplies of the other medicine candidates acquired in the Viela acquisition.

In July 2021, we purchased a biologic drug product manufacturing facility based in Waterford, Ireland, which is intended to be an additional source of manufacturing to supplement the capabilities of our third-party drug product manufacturers.  We are in the process of completing the build-out and validation of this facility and assuming timely receipt of regulatory approvals, we expect that the first medicine manufactured at the facility to be approved for release in 2023.  However, we have no experience as a company in developing, validating, obtaining regulatory approval for or running a manufacturing facility and may not be successful in these activities.  Even if we are successful in producing medicines at the Waterford facility for commercial sale once we receive the required regulatory approvals, we expect to remain dependent on our third-party manufacturing partners in the near-term and potentially longer.

If we or any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, we or our third-party manufacturers will not be able to secure or maintain regulatory approval for the manufacturing facilities.  In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel.  If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our medicines or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our medicines, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our medicines.  To the extent our manufacturing facility of that of any third-party manufacturers that we engage with respect to our medicines are different from those currently being used for commercial supply in the United States, the FDA will need to approve such facilities prior to our sale of any medicine using these facilities.

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

The manufacture of medicines requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls.  Manufacturers of medicines often encounter difficulties in production, particularly in scaling up and validating initial production.  These problems include difficulties with production costs and yields, quality control, including stability of the medicine, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.  Furthermore, if microbial, viral or other contaminations are discovered in the medicines or in the manufacturing facilities in which our medicines are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.  We cannot assure that issues relating to the manufacture of any of our medicines will not occur in the future.  Additionally, we or our third-party manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments.  If we or our third-party manufacturers were to encounter any of these difficulties, or our third-party manufacturers otherwise fail to comply with their contractual obligations, our ability to commercialize our medicines or provide any medicine candidates to patients in clinical trials would be jeopardized.

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

Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED.  While these therapies have not proved effective in treating the underlying disease, and carry with them significant side effects, their off-label use could reduce or delay treatment in the addressable patient population for TEPEZZA.  Immunovant Inc., or Immunovant, is conducting Phase 2 clinical trials of a fully human anti-FcRn monoclonal antibody candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy.  On February 2, 2021, Immunovant announced a voluntary pause in the clinical dosing of the candidate due to elevated total cholesterol and low-density lipoprotein levels in patients treated with the candidate.  Immunovant has indicated it intends to continue developing the candidate but did not provide an estimate of when the dosing might resume.  Viridian Therapeutics, Inc. is pursuing development of an anti-IGF-1R monoclonal antibody for TED and has announced plans to initiate a Phase 2 trial in the fourth quarter of 2021. While KRYSTEXXA faces limited direct competition, a number of competitors have medicines in clinical trials, including Selecta Biosciences Inc., or Selecta, which has initiated a Phase 3 trial of a candidate for the treatment of chronic refractory gout.  In September 2020, Selecta announced topline clinical data that did not meet the primary endpoint or demonstrate statistical superiority for their Phase 2 trial that compared their candidate, which includes an immunomodulator, to KRYSTEXXA alone.  In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this candidate.  RAVICTI could face competition from a few medicine candidates that are in development, including a gene-therapy candidate by Ultragenyx Pharmaceutical Inc., a generic taste-masked formulation option of BUPHENYL by ACER Therapeutics Inc., an enzyme replacement for a specific UCD subtype (ARG) by Aeglea Bio Therapeutics Inc. and a mRNA-based therapeutic for a specific UCD subtype (OTC) by Arcturus Therapeutics Holdings Inc.  PROCYSBI faces competition from Cystagon® (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis, Cystadrops® (cysteamine ophthalmic solution) for the treatment of corneal cystine crystal deposits and CystaranTM (cysteamine ophthalmic solution) for treatment of corneal crystal accumulation in patients with cystinosis.  Additionally, we are also aware that AVROBIO, Inc. has a gene therapy candidate in development for the treatment of cystinosis.  UPLIZNA faces competition from eculizumab, marketed as Soliris® by AstraZeneca plc, or AstraZeneca, and satralizumab, marketed as EnspryingTM by Chugai Pharmaceuticals Co., Ltd., or Chugai, a subsidiary of Roche, each for the treatment of patients with NMOSD.  AstraZeneca is also conducting a Phase 3 trial with Ultomiris® (ravulizumab) in NMOSD and, if approved for this indication, UPLIZNA could face additional competition.  UPLIZNA also faces competition from rituximab, an off-label treatment that has been used for years to treat NMOSD given the lack of an approved medicine for this disease prior to 2019.   PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2%.  The generic version of Voltaren Gel is the market leader in the topical NSAID category.  Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician.  DUEXIS faces competition from other NSAIDs, including Celebrex®, marketed by Pfizer Inc., and celecoxib, a generic form of the medicine marketed by other pharmaceutical companies.  DUEXIS also faces significant competition from the separate use of NSAIDs for pain relief and GI protective medications to reduce the risk of NSAID-induced upper GI ulcers.  Both NSAIDs and GI protective medications are available in generic form and may be less expensive to use separately than DUEXIS, despite such substitution being off-label in the case of DUEXIS.  Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe PENNSAID 2% or DUEXIS, those prescriptions may not result in sales.  If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, the substitution of generic ibuprofen and famotidine separately as a substitution for DUEXIS, sales of PENNSAID 2% and DUEXIS may suffer despite any success we may have in promoting PENNSAID 2% or DUEXIS to physicians.

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

Patent litigation is currently pending in the Federal Circuit Court of Appeals and the United States District Court of New Jersey against Alkem Laboratories, Inc., or Alkem, Teva Pharmaceuticals USA, Inc., or Teva USA, and Torrent Pharmaceuticals Limited, or Torrent, respectively, who each intend to market a generic version of DUEXIS prior to the expiration of certain of our patents listed in the FDA’s Orange Book, or Orange Book.  These cases arise from Paragraph IV Patent Certification notice letters from Alkem, Teva USA, and Torrent advising they had filed an ANDA with the FDA seeking approval to market a generic version of DUEXIS before the expiration of the patents-in-suit.

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

ACTIMMUNE is the only medicine currently approved by the FDA specifically for the treatment of CGD and SMO.  While there are additional or alternative approaches used to treat patients with CGD and SMO, there are currently no medicines on the market that compete directly with ACTIMMUNE.  A widely accepted protocol to treat CGD in the United States is the use of concomitant “triple prophylactic therapy” comprising ACTIMMUNE, an oral antibiotic agent and an oral antifungal agent.  However, the FDA-approved labeling for ACTIMMUNE does not discuss this “triple prophylactic therapy,” and physicians may choose to prescribe one or both of the other modalities in the absence of ACTIMMUNE.  Because of the immediate and life-threatening nature of SMO, the preferred treatment option for SMO is often to have the patient undergo a bone marrow transplant which, if successful, will likely obviate the need for further use of ACTIMMUNE in that patient.  Likewise, the use of bone marrow transplants in the treatment of patients with CGD is becoming more prevalent, which could have a material adverse effect on sales of ACTIMMUNE and its profitability.  We are aware of a number of research programs investigating the potential of gene therapy as a possible cure for CGD.  Additionally, other companies may be pursuing the development of medicines and treatments that target the same diseases and conditions which ACTIMMUNE is currently approved to treat.  As a result, it is possible that our competitors may develop new medicines that manage CGD or SMO more effectively, cost less or possibly even cure CGD or SMO.  In addition, U.S. healthcare legislation passed in March 2010 authorized the FDA to approve biological products, known as biosimilars, that are similar to or interchangeable with previously approved biological products, like ACTIMMUNE, based upon potentially abbreviated data packages.  Biosimilars are likely to be sold at substantially lower prices than branded medicines because the biosimilar manufacturer would not have to recoup the R&D and marketing costs associated with the branded medicine.  Though we are not currently aware of any biosimilar under development, the development and commercialization of any competing medicines or the discovery of any new alternative treatment for CGD or SMO could have a material adverse effect on sales of ACTIMMUNE and its profitability.  We have licenses to U.S. patents covering ACTIMMUNE.  If not otherwise invalidated, those patents expire in August 2022.

BUPHENYL’s composition of matter patent protection and orphan drug exclusivity have expired.  Because BUPHENYL has no regulatory exclusivity or listed patents, there is nothing to prevent a competitor from submitting an ANDA for a generic version of BUPHENYL and receiving FDA approval.  Generic versions of BUPHENYL to date have been priced at a discount relative to RAVICTI, and physicians, patients, or payers may decide that this less expensive alternative is preferable to RAVICTI.  If this occurs, sales of RAVICTI could be materially reduced, but we would nevertheless be required to make royalty payments to Bausch Health Companies Inc. (formerly Ucyclyd Pharma, Inc.), or Bausch, and another external party, at the same royalty rates.  While Bausch and its affiliates are generally contractually prohibited from developing or commercializing new medicines, anywhere in the world, for the treatment of UCD or hepatic encephalopathy, or HE, which are chemically similar to RAVICTI, they may still develop and commercialize medicines that compete with RAVICTI.  For example, medicines approved for indications other than UCD and HE may still compete with RAVICTI if physicians prescribe such medicines off-label for UCD or HE.  We are also aware that Recordati S.p.A (formerly known as Orphan Europe SARL), or Recordati, received FDA approval in January 2021 for carglumic acid for the treatment of acute hyperammonemia due to propionic acidemia or methylmalonic acidemia.  Carglumic acid, sold under the name Carbaglu, is also approved for chronic and acute hyperammonemia due to N-acetylglutamate synthase deficiency, a rare UCD subtype.  RAVICTI may face additional competition from this compound.

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

A variety of risks associated with operating our business internationally could adversely affect our business.*

In addition to our U.S. operations, we have operations in Ireland, Bermuda, the Grand Duchy of Luxembourg, or Luxembourg, Switzerland, Germany and in Canada.  Furthermore, we are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States, including Japan where we are engaging with the PMDA and the Japanese medical community.  Furthermore, we are investing in our European infrastructure to support the potential first-quarter 2022 approval of UPLIZNA by the EMA for NMOSD, which has been granted orphan designation by the EC.  We face risks associated with our international operations, including possible unfavorable political, tax and labor conditions, which could harm our business.

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

We have experienced growth and expanded the size of our organization substantially in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity.  As of June 30, 2021, we employed approximately 1,695 full-time employees, including approximately 475 sales representatives, representing a substantial change to the size of our organization.  We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives.  Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

As our commercialization plans and strategies continue to develop, including as a result of our acquisition of Viela, we will need to continue to recruit and train sales and marketing personnel.  In addition, as we build our R&D and manufacturing capabilities, we will need to continue to recruit and train qualified individuals in these areas.  Our ability to manage any future growth effectively may require us to, among other things:

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

Our acquisitions have resulted in many changes, and our acquisition of Viela and our manufacturing facility in Waterford, Ireland, may result in additional changes, including significant changes in the corporate business and legal entity structure, the integration of other companies and their personnel with us, and changes in systems.  We may encounter unexpected difficulties or incur unexpected costs, including:

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

We face significant competition in seeking appropriate strategic transaction opportunities and the negotiation process for any strategic transaction can be time-consuming and complex.  In addition, we may not be successful in our efforts to engage in certain strategic transactions because our financial resources may be insufficient and/or third parties may not view our commercial and development capabilities as being adequate.  Further, increasing regulatory scrutiny of acquisitions may limit our ability to pursue certain acquisitions where we have potentially competing products or clinical programs.  We may not be able to expand our business or realize our strategic goals if we do not have sufficient funding or cannot borrow or raise additional capital.  There is no assurance that following any of our recent acquisition transactions or any other strategic transaction, including the acquisition of Viela, we will achieve the anticipated revenues, net income or other benefits that we believe justify such transactions.  In addition, any failures or delays in entering into strategic transactions anticipated by analysts or the investment community could seriously harm our consolidated business, financial condition, results of operations or cash flow.

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

On May 28, 2021, the U.S. Treasury released a 114-page general explanation of tax proposals included in President Joe Biden’s fiscal year 2022 budget submission to Congress, or Green Book.  The Green Book includes various U.S. corporate tax proposals such as increasing the corporate U.S. federal tax rate from 21% to 28%, increasing the GILTI tax rate, replacing the Base Erosion and Anti-Abuse Tax, or BEAT, with a Stopping Harmful Inversions and Ending Low-tax Developments, or SHIELD,  provision, repealing the deduction for foreign derived intangible income, or FDII, imposing a 15% minimum tax on corporations with book income above $2 billion and restricting deductions of excessive interest of members of financial reporting groups for disproportionate borrowing in the United States. If enacted, some of the proposed measures could materially increase our effective tax rate.

On July 1, 2021, 130 of the 139 members of the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting approved a statement providing a framework for reform of the international tax rules, or Inclusive Framework Statement.  The Inclusive Framework Statement sets out the key terms for an agreement on a two-pillar solution to address the tax challenges arising from the digitalization of the economy and calls for a comprehensive agreement by the October 2021 G20 Finance Ministers and Central Bank Governors meeting.  Pillar One focuses on nexus and profit allocation and Pillar Two provides for a global minimum level of taxation of at least 15 percent.  As of July 9, 2021, 132 member jurisdictions out of 139 had joined the Inclusive Framework Statement.  The Inclusive Framework Statement provides that Pillar One would apply to multinational enterprises with global revenue above 20 billion euros and profitability above 10%, with the revenue threshold potentially reduced to 10 billion euros in the future.  Based on these thresholds, we would currently be outside the scope of the Pillar One proposals.  Although it is difficult at this stage to determine with precision the impact the Pillar Two proposals would have, their implementation could materially increase our effective tax rate.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, manufacturing, scientific and medical personnel.  We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our executive officers.  In order to retain valuable employees at our company, in addition to salary and annual cash incentives, we provide a mix of performance stock units, or PSUs, that vest subject to attainment of specified corporate performance goals and continued services, stock options and restricted stock units, or RSUs, that vest over time subject to continued services.  The value to employees of PSUs, stock options and RSUs will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

Despite our efforts to retain valuable employees, members of our management, sales and marketing, regulatory affairs, clinical development, medical affairs, development and manufacturing teams may terminate their employment with us on short notice.  Although we have written employment arrangements with all of our employees, these employment arrangements generally provide for at-will employment, which means that our employees can leave our employment at any time, with or without notice.  The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects.  We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.  Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior sales and marketing, manufacturing, scientific and medical personnel.

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

In addition, the FDA closely regulates the marketing and promotion of drugs and biologics.  The FDA does not regulate the behavior of physicians in their choice of treatments.  The FDA does, however, restrict manufacturers’ promotional communications.  A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of medicines for off-label uses and other sales practices.  These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, or FDCA, false claims laws, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of medicines for unapproved uses, pricing and Medicare and/or Medicaid reimbursement.

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

There were efforts by the Trump administration as well as Congressional and judicial actions taken to replace or weaken certain aspects of the ACA.   For example, President Trump signed several executive orders and other directives designed to eliminate, delay or otherwise modify the implementation of certain provisions of the ACA.  Concurrently, Congress considered legislation that would repeal and/or replace all or part of the ACA.  While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA.  For example, the Tax Act included a provision which decreased, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA to $0. Commonly referred to as the “individual mandate,” this provision imposed a fine on certain individuals who fail to maintain qualifying health coverage for all or part of the year.  In addition, Congress increased the manufacturer coverage gap discount that is owed by pharmaceutical manufacturers of branded drugs and biosimilars who participate in Medicare Part D from 50% to 70%, effective January 1, 2019.

Challenges to the ACA have also taken place in courts, including the U.S. Supreme Court.  For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.  It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA’s many different provisions affecting the health system, the pharmaceutical sector and our business.

In addition, drug pricing by pharmaceutical companies in the United States has come under increased scrutiny.  Specifically, there have been several recent state and U.S. congressional inquiries into pricing practices by pharmaceutical companies.

In 2020, the Trump Administration advanced its agenda on drug pricing through a series of executive orders.  For example, on July 24, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump Administration proposals, including a policy that would tie both Medicare Part B and Part D drug prices to international drug prices, or the  “most favored nation price,” the details of which were released on September 13, 2020; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and PBMs, commonly known as the “rebate rule”; and one that reduces the cost of insulin and injectable epinephrine to patients acquired through the 340B program.  Further, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world.  The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.  The FDA issued the list of “essential” medicines pursuant to this order on October 30, 2020.

In November 2020, CMS issued an interim final rule, or IFR, implementing the Most Favored Nation, or MFN, Model basing Medicare Part B reimbursement rates for the top fifty drugs covered by Part B based to the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development, or OECD, countries with a similar gross domestic product per capita.  The MFN Model mandates participation for providers prescribing drugs included on the list and will apply in all U.S. states and territories for a seven-year period that was scheduled to begin on January 1, 2021 and end December 31, 2027.  However, several lawsuits were filed challenging the rule.  On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule.  One court granted a preliminary injunction enjoining CMS from moving forward with the rule until CMS completed regular notice and comment rulemaking, delaying implementation.  On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register.  The Biden Administration may consider alternative measures to the MFN model.  President Biden’s presidential election campaign had indicated that Biden would direct Medicare to negotiate drug prices using international prices as a reference.  The FDA released a final rule implementing a portion of the importation executive order providing guidance for states to build and submit importation plans.  Several states have acted to implement importation plans or have introduced legislation to do so.  FDA also finalized guidance for manufacturers to obtain an additional National Drug Code for an FDA-approved drug as part of a process to provide a manufacturer a means to import its drugs that were originally intended to be marketed in and authorized for sale in a foreign country.  In addition, HHS and FDA are in the process of accepting industry proposals to facilitate personal importation of prescription drugs.  On November 20, 2020, HHS also finalized the “rebate rule” regulation by removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law.  The implementation of the rule has been delayed by the Biden Administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation.  The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs, the implementation of which have also been delayed until January 1, 2023.

In July 2021, the Biden Administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs.  In the order, the President directed the Federal Trade Commission (FTC) to ban “pay for delay” patent settlement agreements, and to identify and address any efforts that impede generic or biosimilar competition.  The executive order also directed the FDA to continue to work with states and Indian Tribes to develop importation programs in accordance with Section 804 of the FDCA and FDA regulations.  The order directed HHS to increase support for generic and biosimilar drugs by improving standards for the interchangeability of biologic products, supporting biosimilar adoption by increasing education, and facilitating the approval of biosimilars by updating and clarifying existing requirements and procedures related to biologics licensing.  Finally, the executive order directs HHS to submit a report detailing a comprehensive plan within 45 days to fight high prescription drug prices and reduce the amount that the federal government pays for drugs.

Congress continued to seek new legislative and/or administrative measures to control drug costs.  For example, in April 2021, the U.S. House of Representatives re-introduced the “Elijah E. Cummings Lower Drugs Costs Now Act”, or H.R. 3, that, among other things, empowers HHS to negotiate prices for certain drugs and utilize international price referencing metrics for drugs that are considered high-cost or are reimbursable by both Medicare Part D and Part B, while giving commercial payers, including employer and individual market plans, access to the reference price.

The legislation also contains provisions that would implement a cap on annual price increases for certain drugs covered under Medicare at the rate of inflation or require the respective manufacturers to pay a rebate, and includes a re-design of the Medicare Part D program.  Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

We are subject, directly or indirectly, to federal and state healthcare fraud and abuse, transparency laws and false claims laws.  Prosecutions under such laws have increased in recent years and we may become subject to such litigation.  If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

In the United States, we are subject directly, or indirectly through our customers and other third parties, to various state and federal fraud and abuse and transparency laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, the Civil Monetary Penalties Law prohibiting, among other things, beneficiary inducements, and similar state and local laws, federal and state privacy and security laws, such as the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, sunshine laws, government price reporting laws, and other fraud laws.  Some states, such as Massachusetts, make certain reported information public.  In addition, there are state and local laws that require pharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations.  Collectively, these laws may affect, among other things, our current and proposed research, sales, marketing and educational programs, as well as other possible relationships with customers, pharmacies, physicians, payers, and patients.  We are subject to similar laws in the EU/EEA, including the EU General Data Protection Regulation (2016/679), or GDPR, under which fines of up to €20.0 million or up to 4% of the annual global revenue of the infringer, whichever is greater, could be imposed for significant non-compliance.

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

There has also been a trend of increased federal and state regulation of payments made to physicians and other healthcare providers.  The ACA, among other things, imposed reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians, defined to include doctors, dentists, podiatrists, optometrists and licensed chiropractors, and their immediate family members.  Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to include physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives.  Failure to submit required information may result in significant civil monetary penalties.

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

Our clinical trials may also be affected by COVID-19.  For example, our clinical trials for TEPEZZA have been delayed due to the impact of the TEPEZZA supply disruption at Catalent.  In addition, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital and healthcare resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  The availability of supplies needed for the conduct of clinical trials may be impacted by COVID-19 supply disruptions, including laboratory tubes needed for lab testing.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.*

We generate and store sensitive data, including research data, intellectual property, personal data, and proprietary business information owned or controlled by ourselves or our employees, partners and other parties.  We manage and maintain our applications and data utilizing a combination of our own on-site systems and third-party information technology systems, including cloud-based data centers and mobile technology infrastructure, both operated by third parties.  We are dependent upon such systems, infrastructure and data to operate our business.  The multitude and complexity of our computer systems and those of our third-party service providers makes them vulnerable to service interruption or destruction, disruption of data integrity, inadvertent actions or inactions that expose our data or systems, malicious intrusion, or random attacks.  Likewise, data privacy or security incidents or breaches caused by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public.  Cyber incidents that cause such incidents are increasing in their frequency, sophistication and intensity.

Cyber incidents could include the deployment of harmful malware, ransomware, denial-of-service, supply chain attacks, social engineering and other means to exploit our systems and affect service reliability and threaten data confidentiality, integrity and availability.  Changes in how our employees work and access our systems during the COVID-19 pandemic could lead to additional opportunities for bad actors to launch cyberattacks or for employees to cause inadvertent security risks or incidents.  Our business partners, particularly our third-party service providers, face similar risks and any security breach of their systems could adversely affect our security and business posture.  A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue.  The effects of a security breach or privacy violation could be further amplified during the COVID-19 pandemic.  Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property.

Despite significant efforts to create security barriers to the above described threats, it is impossible for us to entirely mitigate these risks.  We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred.  In addition, an accidental or intentional cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, fines imposed by regulators, lost revenues due to decrease in customer trust and network downtime, increases in insurance premiums due to cybersecurity incidents and damages to our reputation because of any such incident.  While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify vulnerabilities or breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical, sensitive, or personal information, which could result in financial, legal, business or reputational harm to us.  In addition, we cannot be certain that (a) our liability insurance will be sufficient in type or amount to cover us against claims related to security incidents, cyberattacks and other related breaches; (b) such coverage will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all; or (c) any insurer will not deny coverage as to any future claim.  The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

We are subject to extensive worldwide laws and regulations related to data privacy and cybersecurity, and our failure to comply with these laws and regulations could harm our business.*

We are subject to laws and regulations governing data privacy and the protection of personal information.  These laws and regulations govern our processing of personal data, including the collection, access, use, processing, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data.  There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject.  For example, the collection and use of personal health data in the EU is governed by the GDPR.  The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information disclosed to the individuals about our privacy practices, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data.  The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States or other jurisdictions deemed not to have adequate controls, provides an enforcement authority and imposes potentially large monetary penalties for noncompliance.  The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information.  The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third-party service providers process, including in clinical trials conducted in the United States and EU.  In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

The UK’s vote in favor of exiting the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty with regard to data protection regulation in the UK.  As of January 1, 2021, and the expiry of transitional arrangements agreed to between the UK and EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations.  As a result of the expiration of the period specified by the Trade and Cooperation Agreement, or TCA, the UK has become an ‘inadequate third country’ under the GDPR and transfers of data from the EEA to the UK now require an ‘transfer mechanism,’ such as the standard contractual clauses.  Furthermore, with the expiration of the TCA-specified period, there may be an increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and EEA.  As a result, we may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the UK privacy laws in connection with any measures we take to comply with them.

Recent legal developments in Europe have created further complexity and uncertainty regarding transfers of personal data from the EU and UK to the United States.  On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EU and UK to United States entities who had self-certified under the Privacy Shield scheme.  Nine of our United States entities have self-certified under the Privacy Shield framework and we have entered into the standard contractual clauses within our group for transfers of data from the EU and UK to the United States.  Based on current EEA and UK law, our transfers of personal data to the United States may not comply with European data protection law and may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including fines of up to the greater of 4% of annual global revenue or €20.0 million and injunctions against transfers.  While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the EC as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances.  Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place.  The nature of these additional measures, however, remains uncertain.  As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Additionally, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020.  The CCPA has been dubbed the first “GDPR-like” law in the United States since it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new private right of action for data breaches.  It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.  Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election.  Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information.  The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.  New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally.  Certain state laws, including new laws fashioned after the CCPA and CPRA, may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.  As we expand our operations and trials (both preclinical or clinical), the CCPA and CPRA may increase our compliance costs and potential liability.  Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States.  Other states are beginning to pass similar laws, including Virginia (which passed the Consumer Data Protection Act on March 2, 2021) and pending bills in Washington, New York, and Minnesota.

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

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses.*

We have financed our operations primarily through equity and debt financings and have incurred significant operating losses in prior years.  We recorded an operating loss of $21.5 million for the six months ended June 30, 2021 and an operating income of $490.0 million and $126.6 million for the years ended December 31, 2020 and 2019, respectively.  We recorded a net income of $34.8 million for the six months ended June 30, 2021 and net income of $389.8 million and $573.0 million for the years ended December 31, 2020 and 2019, respectively.  As of June 30, 2021, we had an accumulated deficit of $181.1 million.  Our prior losses have resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines and costs associated with our acquisition transactions.  Our prior losses, combined with possible future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.  While we anticipate that we will continue to generate operating profits in the future, whether we can accomplish this will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.  We also expect our operating expenses to increase substantially as a result of continuing to develop Viela’s pipeline of medicine candidates, which will negatively impact our future profitability until such time, if ever, that these potential medicine candidates are approved and successfully commercialized, as well as developing our manufacturing and international sales and marketing capabilities.

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of June 30, 2021, we had $2,576.4 million book value, or $2,614.0 million aggregate principal amount of indebtedness, including $2,014.0 million in secured indebtedness.

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

At June 30, 2021, we had $812.3 million of cash and cash equivalents consisting of cash and money market funds.  While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2021, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.  Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

The UK’s referendum to leave the EU and the UK’s exit from the EU on January 31, 2020, or “Brexit,” has caused and may continue to cause disruptions to capital and currency markets worldwide.  The full impact of Brexit, however, remains uncertain.  Pursuant to the formal withdrawal arrangements agreed to between the UK and the EU, the UK was subject to a transition period, or Transition Period, until December 31, 2020, during which EU rules continued to apply.  The TCA, which outlines the future trading relationship between the UK and the EU was agreed in December 2020, entered into force provisionally on January 1, 2021, and has been permanently applicable since May 1, 2021 following its ratification by the EU Parliament.

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

Patent litigation is currently pending in the Federal Circuit of Appeals and the United States District Court of New Jersey against Alkem, Teva USA, and Torrent, respectively, who each intend to market a generic version of DUEXIS prior to the expiration of certain of our patents listed in the Orange Book.  These cases arise from Paragraph IV Patent Certification notice letters from Alkem, Teva USA and Torrent advising they had filed an ANDA with the FDA seeking approval to market a generic version of DUEXIS before the expiration of the patents-in-suit.  For a more detailed description of the DUEXIS litigation, see Note 16, Legal Proceedings, of the notes to unaudited condensed consolidated financial statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

4.5

Third Supplemental Indenture, dated March 15, 2021, by and between Viela Bio, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 5, 2021).

10.1+

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

10.2+

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

HORIZON THERAPEUTICS PLC

Date: August 4, 2021	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)