Form 10-Q
period 2021-09-30
Horizon Therapeutics Public Ltd Co
filed 2021-11-03
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35238

HORIZON THERAPEUTICS PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Saint Stephen’s Green Dublin 2, D02 E2X4, Ireland	Not Applicable
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of October 28, 2021: 226,821,014.

HORIZON THERAPEUTICS PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except nominal value and share data)

	As of	As of
	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,068,547	$2,079,906
Restricted cash	3,839	3,573
Accounts receivable, net	775,371	659,701
Inventories, net	237,434	75,283
Prepaid expenses and other current assets	328,730	251,945
Total current assets	2,413,921	3,070,408
Property, plant and equipment, net	285,837	189,037
Developed technology and other intangible assets, net	3,051,135	1,782,962
In-process research and development	880,000	—
Goodwill	1,069,031	413,669
Deferred tax assets, net	782,852	560,841
Other assets	125,912	55,699
Total assets	$8,608,688	$6,072,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,724	$37,710
Accrued expenses and other current liabilities	483,833	485,567
Accrued trade discounts and rebates	303,486	352,463
Long-term debt—current portion	16,000	—
Total current liabilities	854,043	875,740
LONG-TERM LIABILITIES:
Long-term debt, net	2,557,864	1,003,379
Deferred tax liabilities, net	591,552	66,474
Other long-term liabilities	155,015	101,672
Total long-term liabilities	3,304,431	1,171,525
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 shares authorized at September 30, 2021 and December 31, 2020; 227,026,047 and 221,721,674 shares issued at September 30, 2021 and December 31, 2020, respectively, and 226,641,681 and 221,337,308 shares outstanding at September 30, 2021 and December 31, 2020, respectively	22	22
Treasury stock, 384,366 ordinary shares at September 30, 2021 and December 31, 2020	(4,585)	(4,585)
Additional paid-in capital	4,310,886	4,245,945
Accumulated other comprehensive loss	(1,532)	(145)
Retained earnings (accumulated deficit)	145,423	(215,886)
Total shareholders’ equity	4,450,214	4,025,351
Total liabilities and shareholders' equity	$8,608,688	$6,072,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$1,036,992	$636,427	$2,211,946	$1,455,115
Cost of goods sold	251,640	151,475	553,003	370,406
Gross profit	785,352	484,952	1,658,943	1,084,709
OPERATING EXPENSES:
Research and development	93,549	30,206	291,076	138,483
Selling, general and administrative	360,260	226,164	1,047,456	696,271
Impairment of long-lived asset	—	—	12,371	—
Gain on sale of asset	—	—	(2,000)	—
Total operating expenses	453,809	256,370	1,348,903	834,754
Operating income	331,543	228,582	310,040	249,955
OTHER EXPENSE, NET:
Interest expense, net	(22,977)	(12,185)	(59,018)	(48,100)
Foreign exchange (loss) gain	(476)	(753)	(1,363)	306
Loss on debt extinguishment	—	(14,602)	—	(31,856)
Other (expense) income, net	(849)	717	2,113	1,791
Total other expense, net	(24,302)	(26,823)	(58,268)	(77,859)
Income before benefit for income taxes	307,241	201,759	251,772	172,096
Benefit for income taxes	(19,302)	(91,081)	(109,537)	(27,143)
Net income	$326,543	$292,840	$361,309	$199,239
Net income per ordinary share—basic	$1.44	$1.38	$1.61	$1.00
Weighted average ordinary shares outstanding—basic	226,096,747	212,320,219	225,053,704	198,413,779
Net income per ordinary share—diluted	$1.38	$1.31	$1.54	$0.95
Weighted average ordinary shares outstanding—diluted	236,198,789	223,743,903	235,256,424	208,678,460
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	$(514)	$858	$(1,100)	$877
Pension remeasurements	—	—	(287)	—
Other comprehensive (loss) income	(514)	858	(1,387)	877
Comprehensive income	$326,029	$293,698	$359,922	$200,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other	Retained Earnings	Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	Equity
Balances at December 31, 2020	221,721,674	$22	384,366	$(4,585)	$4,245,945	$(145)	$(215,886)	$4,025,351
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	3,305,947	—	—	—	19,843	—	—	19,843
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(128,261)	—	—	(128,261)
Share-based compensation	—	—	—	—	62,296	—	—	62,296
Currency translation adjustment	—	—	—	—	—	(821)	—	(821)
Pension remeasurements	—	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	—	—	—	(123,351)	(123,351)
Balances at March 31, 2021	225,027,621	$22	384,366	$(4,585)	$4,199,823	$(1,253)	$(339,237)	$3,854,770
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	597,169	—	—	—	7,996	—	—	7,996
Issuance of ordinary shares in conjunction with Employee Share Purchase Plan	474,997	—	—	—	11,482	—	—	11,482
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(13,388)	—	—	(13,388)
Share-based compensation	—	—	—	—	54,424	—	—	54,424
Currency translation adjustment	—	—	—	—	—	235	—	235
Net income	—	—	—	—	—	—	158,117	158,117
Balances at June 30, 2021	226,099,787	$22	384,366	$(4,585)	$4,260,337	$(1,018)	$(181,120)	$4,073,636
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	926,260	—	—	—	12,173	—	—	12,173
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(16,428)	—	—	(16,428)
Share-based compensation	—	—	—	—	54,804	—	—	54,804
Currency translation adjustment	—	—	—	—	—	(514)	—	(514)
Net income	—	—	—	—	—	—	326,543	326,543
Balances at September 30, 2021	227,026,047	$22	384,366	$(4,585)	$4,310,886	$(1,532)	$145,423	$4,450,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	188,402,040	$19	384,366	$(4,585)	$2,797,602	$(1,905)	$(605,682)	$2,185,449
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	2,560,573	—	—	—	7,049	—	—	7,049
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(46,664)	—	—	(46,664)
Share-based compensation	—	—	—	—	56,421	—	—	56,421
Currency translation adjustment	—	—	—	—	—	(325)	—	(325)
Net loss	—	—	—	—	—	—	(13,591)	(13,591)
Balances at March 31, 2020	190,962,613	$19	384,366	$(4,585)	$2,814,408	$(2,230)	$(619,273)	$2,188,339
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	1,427,108	—	—	—	18,838	—	—	18,838
Issuance of ordinary shares in conjunction with Employee Share Purchase Plan	376,718	—	—	—	7,979	—	—	7,979
Issuance of ordinary shares in conjunction with 2.5% Exchangeable Senior Notes due 2022	7,225,368	1	—	—	205,649	—	—	205,650
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(6,345)	—	—	(6,345)
Share-based compensation	—	—	—	—	27,057	—	—	27,057
Currency translation adjustment	—	—	—	—	—	344	—	344
Net loss	—	—	—	—	—	—	(80,010)	(80,010)
Balances at June 30, 2020	199,991,807	$20	384,366	$(4,585)	$3,067,586	$(1,886)	$(699,283)	$2,361,852
Issuance of ordinary shares - public offering	13,570,000	1	—	—	919,513	—	—	919,514
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock and performance stock units	760,255	—	—	—	8,111	—	—	8,111
Issuance of ordinary shares in conjunction with 2.5% Exchangeable Senior Notes due 2022	6,673,046	1	—	—	190,022	—	—	190,023
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(6,743)	—	—	(6,743)
Share-based compensation	—	—	—	—	30,356	—	—	30,356
Currency translation adjustment	—	—	—	—	—	858	—	858
Net income	—	—	—	—	—	—	292,840	292,840
Balances at September 30, 2020	220,995,108	$22	384,366	$(4,585)	$4,208,845	$(1,028)	$(406,443)	$3,796,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$361,309	$199,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	257,216	209,906
Equity-settled share-based compensation	170,394	113,834
Acquired in-process research and development expense	46,500	47,517
Impairment of long-lived asset	12,371	—
Amortization of debt discount and deferred financing costs	3,740	12,025
Loss on debt extinguishment	—	31,856
Gain on sale of asset	(2,000)	—
Deferred income taxes	(147,934)	(8,041)
Foreign exchange and other adjustments	(1,494)	1,084
Changes in operating assets and liabilities:
Accounts receivable	(107,776)	(297,392)
Inventories	(10,494)	(23,329)
Prepaid expenses and other current assets	(60,790)	(83,226)
Accounts payable	7,640	17,709
Accrued trade discounts and rebates	(50,838)	(143,551)
Accrued expenses and other current liabilities	34,380	56,830
Other non-current assets and liabilities	(15,510)	11,410
Net cash provided by operating activities	496,714	145,871
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(2,843,275)	(262,305)
Purchases of property, plant and equipment	(59,695)	(133,399)
Payments related to license agreements	(46,500)	—
Payments for long-term investments, net	(9,797)	(8,937)
Proceeds from sale of asset	2,000	—
Change in escrow deposit for property purchase	—	6,000
Net cash used in investing activities	(2,957,267)	(398,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of ordinary shares	—	919,995
Net proceeds from term loans	1,574,993	—
Repayment of term loans	(8,000)	—
Repayment of senior notes	—	(1,739)
Proceeds from the issuance of ordinary shares in conjunction with Employee Share Purchase Plan	11,482	7,979
Proceeds from the issuance of ordinary shares in connection with stock option exercises	40,013	33,999
Payment of employee withholding taxes relating to share-based awards	(158,077)	(59,752)
Net cash provided by financing activities	1,460,411	900,482
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(10,951)	1,225
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,011,093)	648,937
Cash, cash equivalents and restricted cash, beginning of the period	2,083,479	1,080,039
Cash, cash equivalents and restricted cash, end of the period	$1,072,386	$1,728,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$61,998	$49,275
Cash paid for income taxes, net of refunds received	57,178	3,461
Cash paid for amounts included in the measurement of operating lease liabilities	7,289	5,802
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Lease liabilities arising from obtaining right-of-use assets	$62,156	$—
Purchases of property, plant and equipment included in accounts payable and accrued expenses and other current liabilities as of September 30, 2021 and 2020, respectively	14,297	12,126
Principal amount of 2.5% Exchangeable Senior Notes due 2022 converted into ordinary shares	—	398,261
Milestone payments for TEPEZZA intangible asset included in accrued expenses and other current liabilities as of September 30, 2021 and 2020, respectively	—	121,232

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

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.  Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

Business Overview

Horizon is focused on the discovery, development and commercialization of medicines that address critical needs for people impacted by rare, autoimmune and severe inflammatory diseases.  The Company’s pipeline is purposeful: it applies scientific expertise and courage to bring clinically meaningful therapies to patients.  Horizon believes science and compassion must work together to transform lives.  The Company has two reportable segments, the orphan segment and the inflammation segment, and its commercial portfolio is currently composed of 12 medicines in the areas of rare diseases, gout, ophthalmology and inflammation.

As of September 30, 2021, the Company’s commercial portfolio consisted of the following medicines:

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

NOTE 3 – NET INCOME PER SHARE

The following table presents basic and diluted net income per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Basic net income per share calculation:
Numerator - net income	$326,543	$292,840	$361,309	$199,239
Denominator - weighted average ordinary shares outstanding	226,096,747	212,320,219	225,053,704	198,413,779
Basic net income per share	$1.44	$1.38	$1.61	$1.00

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Diluted net income per share calculation:
Numerator - net income	$326,543	$292,840	$361,309	$199,239
Denominator - weighted average ordinary shares outstanding	236,198,789	223,743,903	235,256,424	208,678,460
Diluted net income per share	$1.38	$1.31	$1.54	$0.95

Basic net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised, converted into ordinary shares or resulted in the issuance of ordinary shares that would have shared in the Company’s earnings.

During the three and nine months ended September 30, 2021 and 2020, the difference between the basic and diluted weighted average ordinary shares outstanding represents the effect of incremental shares from the Company’s share-based compensation programs.

The computation of diluted net income per share excluded 0.8 million and 3.0 million shares subject to equity awards for the three and nine months ended September 30, 2021, respectively, because their inclusion would have had an anti-dilutive effect on diluted net income per share.

The computation of diluted net income per share excluded 0.2 million and 3.4 million shares subject to equity awards for the three and nine months ended September 30, 2020, respectively, and 1.5 million and 9.2 million shares (based on the if-converted method) related to the Company’s 2.5% Exchangeable Senior Notes due 2022 (the “Exchangeable Senior Notes”) for the three and nine months ended September 30, 2020, respectively, because their inclusion would have had an anti-dilutive effect on diluted net income per share.  On August 3, 2020, the Exchangeable Senior Notes were fully extinguished through exchanges for ordinary shares or cash redemption.

NOTE 4 – ACQUISITIONS, DIVESTITURES AND OTHER ARRANGEMENTS

Acquisition of drug product manufacturing facility

In July 2021, the Company completed the purchase of a drug product manufacturing facility from EirGen Pharma Limited (“EirGen”), a subsidiary of OPKO Health, Inc. in Waterford, Ireland for $67.9 million, which included an upfront cash payment of $64.8 million and $3.1 million of additional transaction costs, legal fees and liabilities assumed.  The facility, which is located in an Industrial Development Agency Ireland (“IDA Ireland”) business park, includes a filling line and lyophilizer, or freeze dryer, that can be used for both the Company’s commercial medicines, including its rare disease biologics TEPEZZA, KRYSTEXXA and UPLIZNA, and certain of its medicine candidates in development, following build-out, validation and regulatory approval processes.  In addition, there is adjacent IDA Ireland land available for further manufacturing and development expansion.  The Company accounted for the transaction as an asset acquisition.

The following table summarizes fair values of assets acquired as of the acquisition date (in thousands):

Construction in process	$22,736
Buildings	21,550
Furniture and fixtures	1,089
Definite-lived intangible assets	21,794
Other	775
Total consideration	$67,944

Acquisition of Viela

On March 15, 2021, the Company completed its acquisition of Viela and acquired all of the issued and outstanding shares of Viela’s common stock for $53.00 per share.  The acquisition added an additional rare disease medicine, UPLIZNA, to the Company’s commercial medicine portfolio.  The Viela acquisition provides multiple opportunities to drive long-term growth and solidify the Company’s future as an innovation-driven biotech company.  Viela’s mid-stage biologics pipeline, research and development (“R&D”) team and on-market medicine UPLIZNA, made it a complementary strategic fit with the Company’s pipeline, commercial portfolio and therapeutic areas of focus.  Following completion of the acquisition, Viela became a wholly-owned subsidiary of the Company.  The Company financed the transaction through cash on hand and $1.6 billion of aggregate principal amount of term loans pursuant to Company’s existing credit agreement, as described in Note 13.

The total consideration for the acquisition was approximately $3.0 billion, including cash acquired of $342.3 million, and was composed of the following (in thousands):

Equity value (54,988,820 shares at $53.00 per share)	$2,914,407
Net settlements on the exercise of stock options	78,554
Consideration for exchange of Viela stock options	1,130
Total consideration	$2,994,091

During the nine months ended September 30, 2021, the Company incurred $28.6 million in Viela transaction costs, including advisory, legal, accounting, valuation and other professional and consulting fees, which were accounted for as “Selling, General and Administrative Expenses” in the condensed consolidated statement of comprehensive income.

Pursuant to ASC 805, Business Combinations (“ASC 805”), the Company accounted for the Viela acquisition as a business combination using the acquisition method of accounting.  Identifiable assets and liabilities of Viela, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition.  The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.  The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2021.  While all amounts remain subject to adjustments, the areas subject to the most significant potential adjustments are inventory, intangible assets, IPR&D and deferred income taxes.  As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date.  Such preliminary valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins.  Accordingly, the purchase price adjustments are preliminary and are subject to further adjustments as additional information becomes available and as additional analyses are performed, and such further adjustments may be material.  The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed are based on reasonable estimates and assumptions.

During the nine months ended September 30, 2021, the Company recorded measurement period adjustments related to deferred tax liabilities, accrued expenses and other current liabilities, accrued trade discounts and rebates, accounts receivable, prepaid expenses and other current assets and inventory, which resulted in a net reduction in goodwill of $7.4 million.

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

Inventories acquired included raw materials, work in process and finished goods for UPLIZNA.  Inventories were recorded at their preliminary estimated fair values.  The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling activities.  The fair value of work in process has been determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing activities.  The fair value of raw materials was estimated to equal the replacement cost.  A step-up in the value of inventory of $149.3 million was originally recorded in connection with the acquisition, which was composed of $10.1 million for raw materials, $119.0 million for work-in-process and $20.2 million for finished goods.  During the nine months ended September 30, 2021, the step-up in the value of inventory was increased to $151.6 million following the recording of $2.3 million in measurement period adjustments which was composed of $1.9 million for work-in-process and $0.4 million for finished goods.  During the three and nine months ended September 30, 2021, the Company recorded inventory step-up expense of $8.9 million and $16.9 million, respectively, related to UPLIZNA based on the acquired units sold during the period.

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

IPR&D is related to R&D projects including:

(i)

Potential regulatory approval of UPLIZNA for neuromyelitis optica spectrum disorder (“NMOSD”) outside of the United States and certain other indications worldwide.  As of the date of the acquisition, UPLIZNA had not been granted regulatory approval in any territory outside the United States or for any indications other than NMOSD in the United States.  On March 24, 2021, the Company announced that its strategic partner, Mitsubishi Tanabe Pharma Corporation, had received manufacturing and marketing approval for UPLIZNA in Japan.  Refer to Note 8 for further details.

(ii)

Daxdilimab (HZN-7734), an investigational human monoclonal antibody designed to deplete plasmacytoid dendritic cells (pDCs), a cell type believed to be critical to the pathogenesis of multiple autoimmune diseases.

(iii)	Dazodalibep (HZN-4920), an investigational fusion protein designed to block a key co-stimulatory pathway involved in many autoimmune and inflammatory diseases.

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

Goodwill represents the excess of the total consideration over the estimated fair value of net assets acquired and was recorded in the consolidated balance sheet as of the acquisition date.  The goodwill was primarily attributable to the establishment of a deferred tax liability for the developed technology intangible asset and the IPR&D intangible assets.  Viela’s mid-stage biologics pipeline, R&D team and on-market medicine UPLIZNA, made it a complementary strategic fit with the Company’s pipeline, commercial portfolio and therapeutic areas of focus.  The Company does not expect any portion of this goodwill to be deductible for tax purposes.

The following table presents the pro forma combined results of the Company and Viela for the nine months ended September 30, 2021 and 2020 as if the acquisition of Viela had occurred on January 1, 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021			2020
	As reported	Pro forma adjustments	Pro forma	As reported	Pro forma adjustments	Pro forma
Net sales	$2,211,946	$10,588	$2,222,534	$1,455,115	$2,316	$1,457,431
Net income (loss)	361,309	(30,804)	330,505	199,239	(229,142)	(29,903)

The pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Viela.  In order to reflect the pro forma information as if the acquisition occurred on January 1, 2020 as required, the pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with acquisition date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of transaction costs incurred during the nine months ended September 30, 2021 to the nine months ended September 30, 2020.  Significant non-recurring pro forma adjustments include transaction costs of $86.6 million which were assumed to have been incurred on January 1, 2020 and were recognized as if incurred during the nine months ended September 30, 2020.  The pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition actually been completed on January 1, 2020.  In addition, the pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.

Acquisition of Curzion Pharmaceuticals, Inc.

On April 1, 2020, the Company acquired Curzion Pharmaceuticals, Inc. (“Curzion”), a privately held development-stage biopharma company, and its development-stage oral selective lysophosphatidic acid 1 receptor (LPAR1) antagonist, CZN001 (renamed HZN-825).

Under the terms of the acquisition agreement, the Company acquired Curzion for a $45.0 million upfront cash payment with additional payments contingent on the achievement of development and regulatory milestones.  Pursuant to ASC 805 (as amended by ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”)), the Company accounted for the Curzion acquisition as the purchase of an IPR&D asset and, pursuant to ASC Topic 730, Research and Development (“ASC 730”), recorded the purchase price as research and development expense during the nine months ended September 30, 2020.  HZN-825 was originally discovered and developed by Sanofi-Aventis U.S. LLC, which is eligible to receive contingent payments upon the achievement of development and commercialization milestones and royalties based on revenue thresholds.  A member of the Company’s board of directors was also a member of the board of directors of, and held a beneficial interest in, Curzion.  This related party transaction was conducted in the normal course of business on an arm’s length basis.

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

Acquisition of River Vision

On May 8, 2017, the Company acquired 100% of the equity interests in River Vision Development Corp. (“River Vision”) for upfront cash payments totaling approximately $150.3 million, including cash acquired of $6.3 million, with additional potential future milestone and royalty payments contingent on the satisfaction of certain regulatory milestones and sales thresholds.  Pursuant to ASU No. 2017-01, the Company accounted for the River Vision acquisition as the purchase of an IPR&D asset (teprotumumab, now known as TEPEZZA) and, pursuant to ASC 730, recorded the purchase price as research and development expense during the year ended December 31, 2017.

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

In addition, during the year ended December 31, 2020, the Company recorded $120.8 million as a finite-lived intangible asset representing the developed technology for TEPEZZA, composed of $67.0 million in relation to the expected future attainment of various net sales milestones payable under the acquisition agreement for River Vision and CHF50.0 million ($53.8 million when converted using a CHF-to-Dollar exchange rate as of the date the intangible asset was recorded) in relation to the expected future attainment of various net sales milestones payable to Roche.  The liabilities relating to these TEPEZZA net sales milestones were recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2020.  The Company paid such TEPEZZA net sales milestones to Roche in February 2021 and to the former River Vision stockholders in April 2021 and, following such payments, there are no further TEPEZZA net sales milestone obligations remaining to Roche and the former River Vision stockholders.  The Company’s remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($46.2 million when converted using a CHF-to-Dollar exchange rate at September 30, 2021 of 1.0748).

Licensing Agreements

On June 18, 2021, the Company entered into a global agreement with Arrowhead Pharmaceuticals, Inc. (“Arrowhead”) for ARO-XDH, a previously undisclosed discovery-stage investigational RNA interference (“RNAi”) therapeutic being developed by Arrowhead as a potential treatment for uncontrolled gout.  Arrowhead granted the Company a worldwide exclusive license to develop, manufacture and commercialize products based on the RNAi therapeutic.  Arrowhead will conduct all research and preclinical development activities for the RNAi therapeutic products.  The Company must use commercially reasonable efforts in, and will be responsible for, clinical development and commercialization of the RNAi therapeutic products.  Under the terms of the agreement, the Company paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed products.  The $40.0 million upfront payment was accounted for as the acquisition of an IPR&D asset and was recorded as a “research and development” expense in the condensed consolidated statement of comprehensive income during the nine months ended September 30, 2021.

On November 21, 2020, the Company entered into a global agreement with Halozyme Therapeutics, Inc. (“Halozyme”) that gives the Company exclusive access to Halozyme’s ENHANZE® drug delivery technology for subcutaneous (“SC”) formulation of medicines targeting IGF-1R.  The Company is using ENHANZE to develop a SC formulation of TEPEZZA, indicated for the treatment of thyroid eye disease, a serious, progressive and vision-threatening rare autoimmune disease, potentially shortening drug administration time, reducing healthcare practitioner time and offering additional flexibility and convenience for patients.  Under the terms of the agreement, the Company paid Halozyme an upfront cash payment of $30.0 million in December 2020, with additional potential future milestone payments of up to $160.0 million contingent on the satisfaction of certain development and sales thresholds.  Halozyme will also be entitled to receive mid-single digit royalties on sales of commercialized medicines using the ENHANZE technology.  The $30.0 million upfront payment was accounted for as the acquisition of an IPR&D asset and was recorded as a “research and development” expense in the consolidated statement of comprehensive income during the year ended December 31, 2020.

Other Arrangements

On January 3, 2019, the Company entered into an agreement with HemoShear Therapeutics, LLC (“HemoShear”), a biotechnology company, to discover novel therapeutic targets for gout.  The agreement provides the Company with an opportunity to address unmet treatment needs for people with gout by evaluating new targets for the control of serum uric acid levels.  Under the terms of the agreement, the Company paid HemoShear an upfront cash payment of $2.0 million with additional potential future milestone payments upon commencement of new stages of development, contingent on the Company’s approval at each stage.  In June 2020, a $3.0 million progress payment became due, which the Company subsequently paid in July 2020.  In February 2021, a $3.0 million progress payment became due and was paid during the first quarter of 2021.  In July 2021, a $4.0 million progress payment became due and was paid during the third quarter of 2021.

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

The components of inventories as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$46,975	$11,760
Work-in-process	96,761	33,167
Finished goods	93,698	30,356
Inventories, net	$237,434	$75,283

As part of the Viela acquisition, a step-up in the value of inventory of $149.3 million was originally recorded, which was composed of $10.1 million for raw materials, $119.0 million for work-in-process and $20.2 million for finished goods.  During the nine months ended September 30, 2021, the step-up in the value of inventory was increased to $151.6 million following the recording of $2.3 million in measurement period adjustments which was composed of $1.9 million for work-in-process and $0.4 million for finished goods.  The Company recorded $8.9 million and $16.9 million of UPLIZNA inventory step-up expense in cost of goods sold during the three and nine months ended September 30, 2021, respectively.

Because inventory step-up expense is related to an acquisition, will not continue indefinitely and has a significant effect on the Company’s gross profit, gross margin percentage and net loss for all affected periods, the Company discloses balance sheet and income statement amounts related to inventory step-up within the Notes to Unaudited Condensed Consolidated Financial Statements.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Advance payments for inventory	$168,847	$137,680
Deferred charge for taxes on intercompany profit	78,445	52,306
Rabbi trust assets	24,367	18,423
Other prepaid expenses and other current assets	57,071	43,536
Prepaid expenses and other current assets	$328,730	$251,945

Advance payments for inventory as of September 30, 2021 and December 31, 2020, primarily represented payments made to the contract manufacturer of TEPEZZA drug substance.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Buildings	$171,906	$80,341
Construction in process	42,480	63,656
Land and land improvements	40,047	38,076
Furniture and fixtures	18,677	5,973
Machinery and equipment	17,135	4,695
Software	14,118	14,618
Leasehold improvements	9,847	26,323
Other	9,035	3,146
	323,245	236,828
Less accumulated depreciation	(37,408)	(47,791)
Property, plant and equipment, net	$285,837	$189,037

Depreciation expense was $4.1 million and $5.2 million for the three months ended September 30, 2021 and 2020, respectively, and was $12.0 million and $19.2 million for the nine months ended September 30, 2021 and 2020, respectively.

In July 2021, the Company completed the purchase of a drug product manufacturing facility from EirGen.  Refer to Note 4 for further details.

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

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of September 30, 2021 and December 31, 2020 was $1,069.0 million and $413.7 million, respectively.

The table below presents goodwill for the Company’s reportable segments as of September 30, 2021 (in thousands):

	Orphan	Inflammation	Total
Balance at December 31, 2020	$357,498	$56,171	$413,669
Goodwill recognized on acquisition of Viela	662,719	—	662,719
Adjustment relating to the acquisition of Viela	(7,357)	—	(7,357)
Balance at September 30, 2021	$1,012,860	$56,171	$1,069,031

In March 2021, the Company recognized goodwill with a preliminary value of $662.7 million in connection with the Viela acquisition, which represented the excess of the purchase price over the fair value of the net assets acquired.  During the nine months ended September 30, 2021, the Company recorded measurement period adjustments related to deferred tax liabilities, accounts receivable, prepaid expenses and other current assets, accrued expenses and other current liabilities and accrued trade discounts and rebates, which resulted in a net decrease in goodwill of $7.4 million, to $655.3 million.  Refer to Note 4 for further details.

As of September 30, 2021, there were no accumulated goodwill impairment losses.

At September 30, 2021, the Company determined that there was an indicator to trigger an interim impairment analysis of the inflammation reporting unit’s goodwill. The indicator was the August 2021 launch of a generic version of DUEXIS in the United States, resulting in a decrease in future expected net sales. As of September 30, 2021, the Company performed a quantitative assessment to determine if it was more likely than not that the fair value of the inflammation reporting unit exceeds its carrying value, including goodwill.  The fair value of the inflammation reporting unit exceeds its carrying value by more than 30%, resulting in no impairment.

The Company determined the fair value of the inflammation reporting unit using accepted valuation methods, including the use of discounted cash flows that incorporate the use of projected financial information and a 7% discount rate developed using market participant-based assumptions. The cash-flow projections are based on a five-year financial forecast developed by management that includes net sales projections, which are updated annually and reviewed by management. The selected discount rate considers the risk and nature of the inflammation reporting unit’s cash flows and the rates of return market participants would require to invest their capital in the Company’s reporting unit.

The Company anticipates that an impairment of the inflammation reporting unit’s goodwill could occur in the next 12 to 18 months if the reporting unit does not achieve currently forecasted nets sales and profitability estimates.

Intangible Assets

As of September 30, 2021, the Company’s finite-lived intangible assets consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, PROCYSBI, RAVICTI, RAYOS, TEPEZZA and UPLIZNA as well as customer relationships for ACTIMMUNE.  The intangible assets related to PENNSAID 2% and VIMOVO developed technology were fully amortized as of December 31, 2020.

In July 2021, in connection with the purchase of a drug product manufacturing facility from EirGen, the Company capitalized $21.8 million of intangible assets which are being amortized over a weighted-average estimated useful life of 16 years. Refer to Note 4 for further details.

On March 15, 2021, in connection with the acquisition of Viela, the Company capitalized $1,460.0 million of developed technology related to UPLIZNA.  Refer to Note 4 for further details.

In connection with the acquisition of River Vision, the Company capitalized payments of $336.0 million related to TEPEZZA developed technology during the year ended December 31, 2020.  Refer to Note 4 for further details on the River Vision acquisition.

Intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$4,585,524	$(1,558,314)	$3,027,210	$3,093,886	$(1,313,934)	$1,779,952
In-process research and development (1)	880,000	—	880,000	—	—	—
Customer relationships and other intangibles	29,894	(5,969)	23,925	8,100	(5,090)	3,010
Total intangible assets	$5,495,418	$(1,564,283)	$3,931,135	$3,101,986	$(1,319,024)	$1,782,962
(1)

The Company acquired IPR&D of $910.0 million relating to the Viela acquisition.  On March 24, 2021, the Company announced that its strategic partner, Mitsubishi Tanabe Pharma Corporation, had received manufacturing and marketing approval of UPLIZNA in Japan.  As a result, the Company transferred $30.0 million of IPR&D to developed technology.  As of September 30, 2021, the remaining IPR&D relating to the Viela acquisition was $880.0 million.

Amortization expense for the three months ended September 30, 2021 and 2020 was $90.4 million and $65.4 million, respectively, and was $245.3 million and $190.7 million for the nine months ended September 30, 2021 and 2020, respectively.  As of September 30, 2021, estimated future amortization expense was as follows (in thousands):

2021 (October to December)	$89,838
2022	356,501
2023	355,987
2024	354,560
2025	352,311
Thereafter	1,541,938
Total	$3,051,135

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Payroll-related expenses	$136,669	$121,577
Accrued royalties	102,226	68,006
R&D and manufacturing programs	47,381	17,289
Allowances for returns	35,407	40,918
Advertising and marketing	27,595	12,428
Income taxes payable	21,829	13,583
Pricing review liability	20,532	16,046
Deferred revenues	20,349	—
Consulting and professional services	17,913	21,893
Accrued interest	7,019	14,207
Accrued upfront and milestone payments	—	123,442
Accrued other	46,913	36,178
Accrued expenses and other current liabilities	$483,833	$485,567

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued government rebates and chargebacks	$205,816	$172,893
Accrued commercial rebates and wholesaler fees	58,906	82,646
Accrued co-pay and other patient assistance	38,764	96,924
Accrued trade discounts and rebates	$303,486	$352,463
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance costs, and government rebates and chargebacks in accounts payable	7,232	1,452
Total customer-related accruals and allowances	$310,718	$353,915

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2020 to September 30, 2021 (in thousands):

	Government	Wholesaler Fees	Co-Pay and
	Rebates and	and Commercial	Other Patient
	Chargebacks	Rebates	Assistance	Total
Balance at December 31, 2020	$172,893	$84,098	$96,924	$353,915
Current provisions relating to sales during the nine months ended September 30, 2021	546,021	224,004	519,664	1,289,689
Adjustments relating to prior-year sales	(13,992)	(2,886)	(4,516)	(21,394)
Payments relating to sales during the nine months ended September 30, 2021	(350,722)	(162,365)	(480,911)	(993,998)
Payments relating to prior-year sales	(146,732)	(79,846)	(92,408)	(318,986)
Viela acquisition on March 15, 2021	1,411	70	11	1,492
Balance at September 30, 2021	$208,879	$63,075	$38,764	$310,718

NOTE 11 – SEGMENT AND OTHER INFORMATION

The Company has two reportable segments, the orphan segment and the inflammation segment, and the Company reports net sales and segment operating income for each segment.

On March 15, 2021, the Company completed its acquisition of Viela.  The acquisition expanded the Company’s commercial medicine portfolio by adding an additional rare disease medicine, UPLIZNA, to its orphan segment.

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

The following table reflects net sales by medicine for the Company’s reportable segments for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
TEPEZZA	$616,361	$286,870	$1,071,681	$476,257
KRYSTEXXA	158,097	108,470	395,171	276,920
RAVICTI	76,323	64,648	217,566	191,386
PROCYSBI	49,346	43,112	142,484	122,812
ACTIMMUNE	30,063	28,312	86,603	83,152
UPLIZNA	18,677	—	35,025	—
BUPHENYL	1,868	3,229	5,790	8,389
QUINSAIR	302	163	733	499
Orphan segment net sales	$951,037	$534,804	$1,955,053	$1,159,415

PENNSAID 2%	47,963	50,314	142,721	126,925
DUEXIS	20,915	27,899	62,490	87,044
RAYOS	14,873	18,132	43,551	50,800
VIMOVO	2,204	5,278	8,131	30,931
Inflammation segment net sales	$85,955	$101,623	$256,893	$295,700

Total net sales	$1,036,992	$636,427	$2,211,946	$1,455,115

The table below provides reconciliations of the Company’s segment operating income to the Company’s total income before benefit for income taxes for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Segment operating income:
Orphan	$476,225	$274,687	$798,514	$480,584
Inflammation	34,129	55,098	123,576	145,136
Reconciling items:
Amortization and step-up:
Intangible amortization expense	(90,368)	(65,353)	(245,260)	(190,677)
Inventory step-up expense	(8,912)	—	(16,914)	—
Share-based compensation	(54,804)	(30,356)	(170,394)	(113,834)
Interest expense, net	(22,977)	(12,185)	(59,018)	(48,100)
Acquisition/divestiture-related costs	(9,224)	(144)	(89,241)	(47,416)
Litigation settlement	(5,000)	—	(5,000)	—
Depreciation	(4,111)	(5,157)	(11,955)	(19,229)
Upfront, progress and milestone payments related to license and collaboration agreements	(4,000)	—	(53,500)	(3,000)
Manufacturing plant start-up costs	(1,712)	—	(1,712)	—
Restructuring and realignment costs	(680)	—	(7,703)	—
Foreign exchange (loss) gain	(476)	(753)	(1,363)	306
Fees related to refinancing activities	—	—	—	(54)
Loss on debt extinguishment	—	(14,602)	—	(31,856)
Impairment of long-lived assets (1)	—	—	(12,371)	(1,072)
Drug substance harmonization costs	—	(193)	—	(483)
Gain on sale of asset	—	—	2,000	—
Other (expense) income, net	(849)	717	2,113	1,791
Income before benefit for income taxes	$307,241	$201,759	$251,772	$172,096

(1)

During the nine months ended September 30, 2020, the Company recorded an impairment charge of $1.1 million related to the Novato, California office lease, which was obtained through an acquisition.  This charge was reported within selling, general and administrative expenses in the condensed consolidated statement of comprehensive income.

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments and all other customers as a group for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	For the Three Months Ended September 30,
	2021		2020
	Amount	% of Gross Sales	Amount	% of Gross Sales
Customer A	$412,194	29%	$360,656	32%
Customer B	387,705	27%	262,362	24%
Customer C	275,966	19%	225,391	20%
Customer D	274,106	19%	148,098	13%
Other Customers	94,393	6%	118,386	11%
Gross Sales	$1,444,364	100%	$1,114,893	100%

	For the Nine Months Ended September 30,
	2021		2020
	Amount	% of Gross Sales	Amount	% of Gross Sales
Customer A	$1,071,370	30%	$921,719	33%
Customer B	914,540	26%	664,215	24%
Customer C	634,293	18%	520,080	18%
Customer D	577,545	16%	345,563	12%
Other Customers	331,342	10%	364,832	13%
Gross Sales	$3,529,090	100%	$2,816,409	100%

Geographic revenues are determined based on the country in which the Company’s customers are located.  The following table presents a summary of net sales attributed to geographic sources for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$1,031,991	100%	$632,861	99%
Rest of world	5,001	*	3,566	1%
Net sales	$1,036,992		$636,427
*Less than 1%

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$2,202,506	100%	$1,447,704	99%
Rest of world	9,440	*	7,411	1%
Net sales	$2,211,946		$1,455,115
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

As of September 30, 2021, the Company’s cash and cash equivalents included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values.  Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$11,828	$—	$11,828
Money market funds	883,000	—	—	883,000
Other current assets	24,367	—	—	24,367
Total assets at fair value	$907,367	$11,828	$—	$919,195
Liabilities:
Other long-term liabilities	(24,367)	—	—	(24,367)
Total liabilities at fair value	$(24,367)	$—	$—	$(24,367)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,906,000	—	—	$1,906,000
Other current assets	18,423	—	—	18,423
Total assets at fair value	$1,924,423	$—	$—	$1,924,423
Liabilities:
Other long-term liabilities	(18,423)	—	—	(18,423)
Total liabilities at fair value	$(18,423)	$—	$—	$(18,423)

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Term Loan Facility due 2028	$1,592,000	—
Term Loan Facility due 2026	418,026	418,026
Senior Notes due 2027	600,000	600,000
Total face value	2,610,026	1,018,026
Debt discount	(12,663)	(10,061)
Deferred financing fees	(23,499)	(4,586)
Total long-term debt	2,573,864	1,003,379
Less: current maturities	16,000	—
Long-term debt, net of current maturities	$2,557,864	$1,003,379

 Term Loan Facility and Revolving Credit Facility

On March 15, 2021, Horizon Therapeutics USA, Inc. (the “Borrower” or “HTUSA”), a wholly-owned subsidiary of the Company, borrowed approximately $1.6 billion aggregate principal amount of loans (the “2028 Term Loans”) pursuant to an amendment (the “March 2021 Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018, Amendment No. 5, dated March 11, 2019, Amendment No. 6, dated May 22, 2019, Amendment No. 7, dated December 18, 2019 and the Incremental Amendment and Joinder Agreement, dated August 17, 2020 (the “Term Loan Facility”).  Pursuant to Amendment No. 7, the Borrower borrowed approximately $418.0 million aggregate principal amount of loans (the “2026 Term Loans”).  Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments, which was increased to $275.0 million aggregate amount of revolving commitments (the “Incremental Revolving Commitments”) pursuant to the Incremental Amendment and Joinder Agreement.  The Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) and includes a $50.0 million letter of credit sub-facility.  The Incremental Revolving Commitments will terminate in March 2024.  Borrowings under the Revolving Credit Facility are available for general corporate purposes.  As of September 30, 2021, the Revolving Credit Facility was undrawn.  As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through the March 2021 Amendment.

The 2028 Term Loans were incurred as a separate class of term loans under the Credit Agreement with substantially the same terms of the 2026 Term Loans.  The Borrower used the proceeds of the 2028 Term Loans to fund a portion of the consideration payable in the acquisition of Viela.  The 2028 Term Loans bear interest at a rate, at Borrower’s option, equal to the London Inter-Bank Offered Rate (“LIBOR”), plus 2.00% per annum (subject to a 0.50% LIBOR floor) or the adjusted base rate plus 1.00% per annum, with a step-down to LIBOR plus 1.75% per annum or the adjusted base rate plus 0.75% per annum at the time the Company’s leverage ratio is less than or equal to 2.00 to 1.00.  The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%.

The 2026 Term Loans were incurred as a separate new class of term loans under the Credit Agreement with substantially the same terms as the previously outstanding senior secured term loans incurred on May 22, 2019 (the “Refinanced Loans”) to effectuate a repricing of the Refinanced Loans.  The Borrower used the proceeds of the 2026 Term Loans to repay the Refinanced Loans, which totaled approximately $418.0 million.  The 2026 Term Loans bear interest at a rate, at the Borrower’s option, equal to LIBOR plus 2.25% per annum (subject to a 0.00% LIBOR floor) or the adjusted base rate plus 1.25% per annum, with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time the Company’s leverage ratio is less than or equal to 2.00 to 1.00.

The loans under the Revolving Credit Facility bear interest, at the Borrower’s option, at a rate equal to either LIBOR plus an applicable margin of 2.25% per annum (subject to a LIBOR floor of 0.00%), or the adjusted base rate plus 1.25% per annum, with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time the Company’s leverage ratio is less than or equal to 2.00 to 1.00.  The Credit Agreement provides for (i) the 2028 Term Loans, (ii) the 2026 Term Loans, (iii) the Revolving Credit Facility, (iv) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (v) one or more uncommitted refinancing loan facilities with respect to loans thereunder.  The Credit Agreement allows for the Company and certain of its subsidiaries to become additional borrowers under incremental or refinancing facilities.

The obligations under the Credit Agreement (including obligations in respect of the 2028 Term Loans, 2026 Term Loans and the Revolving Credit Facility) and any swap obligations and cash management obligations owing to a lender (or an affiliate of a lender) are guaranteed by the Company and each of the Company’s existing and subsequently acquired or formed direct and indirect subsidiaries (other than certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law).  The obligations under the Credit Agreement (including obligations in respect of the 2028 Term Loans, 2026 Term Loans and the Revolving Credit Facility) and any related swap and cash management obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Borrower and the guarantors, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Borrower and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Borrower, to 65% of the capital stock of such subsidiaries).  The Borrower and the guarantors under the Credit Agreement are individually and collectively referred to herein as a “Loan Party” and the “Loan Parties,” as applicable.

The Borrower is permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium.  The Borrower is required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of the Company’s excess cash flow (subject to decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively).  The 2028 Term Loans will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on March 15, 2028, the final maturity date of the 2028 Term Loans.  The principal amount of the 2026 Term Loans is due and payable on May 22, 2026, the final maturity date of the 2026 Term Loans.

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

The interest on the 2028 Term Loans is variable and as of September 30, 2021, the interest rate on the 2028 Term Loans was 2.50% and the effective interest rate was 2.75%.

The interest on the 2026 Term Loans is variable and as of September 30, 2021, the interest rate on the 2026 Term Loans was 2.38% and the effective interest rate was 2.67%.

As of September 30, 2021, the fair value of the amounts outstanding under the 2028 Term Loans and the 2026 Term Loans was approximately $1,590.0 million and $415.9 million, respectively, categorized as a Level 2 instrument, as defined in Note 12.

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

As of September 30, 2021, the interest rate on the 2027 Senior Notes was 5.50% and the effective interest rate was 5.76%.

As of September 30, 2021, the fair value of the 2027 Senior Notes was approximately $632.3 million, categorized as a Level 2 instrument, as defined in Note 12.

NOTE 14 – LEASE OBLIGATIONS

As of September 30, 2021, the Company had the following office space lease agreements in place for real properties:

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

(1)

In October 2019, the Company entered into an agreement for lease relating to approximately 63,000 square feet of office space under construction on St. Stephen’s Green in Dublin, Ireland.  In May 2021, the construction of the office was completed by the lessor and the lease became effective.  As a result, the Company recognized $60.9 million as a right-of-use asset and a corresponding lease liability on the condensed consolidated balance sheet.  The lease is due to expire in May 2041.  The Company incurred leasehold improvement costs during 2021 in order to prepare the building for occupancy.  On November 1, 2021, the Company moved its Connaught House office employees to the St. Stephen’s Green office.  In July 2021, the Company entered into an agreement to assign the Connaught House lease to a third party and the lease assignment became effective on November 1, 2021.

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

As of September 30, 2021 and December 31, 2020, the Company had right-of-use lease assets included in other assets of $76.4 million and $34.4 million, respectively; current lease liabilities included in accrued expenses and other current liabilities of $3.6 million and $4.1 million, respectively; and non-current lease liabilities included in other long-term liabilities of $94.8 million and $43.2 million, respectively, in its condensed consolidated balance sheets.

In February 2021, the Company vacated the Lake Forest leased office building.  As a result of the Company vacating the Lake Forest office, the Company recorded an impairment charge of $12.4 million during the nine months ended September 30, 2021, using an income approach based on market prices for similar properties provided by a third-party.  This charge was reported within impairment of long-lived assets in the condensed consolidated statement of comprehensive income.

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method.  Rent expense was $2.8 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and $6.8 million and $5.2 million for the nine months ended September 30, 2021 and 2020, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the Company’s condensed consolidated balance sheet as of September 30, 2021 (in thousands):

2021 (October to December)	$1,592
2022	6,144
2023	9,724
2024	10,538
2025	10,523
Thereafter	96,776
Total lease payments	135,297
Imputed interest	(36,844)
Total lease liabilities	$98,453

The weighted-average discount rate and remaining lease term for leases as of September 30, 2021 was 4.78% and 15.47 years, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s supply agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance.  In addition, the Company must provide AGC Biologics with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order.  At September 30, 2021, the Company had binding purchase commitments with AGC Biologics for TEPEZZA drug substance of €134.5 million ($155.8 million converted at a Euro-to-Dollar exchange rate as of September 30, 2021 of 1.1585), to be delivered through September 2023.  Under the Company’s supply agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order.  At September 30, 2021, the Company had binding purchase commitments with Catalent for TEPEZZA drug product of $8.6 million, to be delivered through September 2022.

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

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least 80 percent of its annual worldwide bulk product requirements for KRYSTEXXA from BTG Israel.  The term of the agreement runs until December 31, 2030, and will automatically renew for successive three-year periods unless earlier terminated by either party upon three years’ prior written notice.  The agreement may be terminated earlier by either party in the event of a force majeure, liquidation, dissolution, bankruptcy or insolvency of the other party, uncured material breach by the other party or after January 1, 2024, upon three years’ prior written notice.  Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA.  The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order.  The first nine months of the forecast are considered binding firm orders.  At September 30, 2021, the Company had a total purchase commitment, including the minimum annual order quantities and binding firm orders, with BTG Israel for KRYSTEXXA of $33.0 million, to be delivered through December 2026.  Additionally, there were other purchase orders relating to the manufacture of KRYSTEXXA of $0.5 million outstanding at September 30, 2021.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE and IMUKIN to the Company.  Following the Company’s sale of the rights to IMUKIN in all territories outside of the United States, Canada and Japan to Clinigen Group plc (“Clinigen”), purchases of IMUKIN inventory are being resold to Clinigen.  The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least September 30, 2024.  As of September 30, 2021, the minimum purchase commitment to Boehringer Ingelheim Biopharmaceuticals was $14.8 million (converted using a Euro-to-Dollar exchange rate of 1.1585 as of September 30, 2021) through September 2024.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of BUPHENYL, DUEXIS, PROCYSBI, PENNSAID 2%, QUINSAIR, RAVICTI, RAYOS, TEPEZZA and UPLIZNA of $19.1 million were outstanding at September 30, 2021.

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

The Company’s remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($46.2 million when converted using a CHF-to-Dollar exchange rate at September 30, 2021 of 1.0748).

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

License Agreements

On June 18, 2021, the Company entered into a global agreement with Arrowhead for ARO-XDH, a previously undisclosed discovery-stage investigational RNAi therapeutic being developed by Arrowhead as a potential treatment for uncontrolled gout.  Arrowhead granted the Company a worldwide exclusive license to develop, manufacture and commercialize products based on the RNAi therapeutic.  Arrowhead will conduct all research and preclinical development activities for the RNAi therapeutic products.  The Company must use commercially reasonable efforts in, and will be responsible for, clinical development and commercialization of the RNAi therapeutic products.  Under the terms of the agreement, the Company paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed products.

On November 21, 2020, the Company entered into a global agreement with Halozyme that gives the Company exclusive access to Halozyme’s ENHANZE drug delivery technology for SC formulation of medicines targeting IGF-1R.  The Company is using ENHANZE to develop a SC formulation of TEPEZZA.  Under the terms of the agreement, the Company paid Halozyme an upfront cash payment of $30.0 million in December 2020 and agreed to pay additional potential future milestone payments of up to $160.0 million contingent on the satisfaction of certain development and sales thresholds.

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

During the year ended December 31, 2020, the Company committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P.  As of September 30, 2021, the total carrying amount of the Company’s investments in these funds was $20.7 million, which is included in other assets in the condensed consolidated balance sheet, and includes $9.8 million in net cash payments for investments made during the nine months ended September 30, 2021.  As of September 30, 2021, the Company’s total future commitments to these funds were $44.7 million.  During the nine months ended September 30, 2021, the Company recorded investment income under the equity method of $0.3 million in the other income, net line item of the Company’s consolidated statement of comprehensive income related to these funds.

As of September 30, 2021, the Company had $29.2 million of non-cancellable advertising commitments due within one year, primarily related to agreements for advertising for TEPEZZA and KRYSTEXXA.

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

NOTE 16 - LEGAL PROCEEDINGS

DUEXIS

On May 29, 2018, the Company received notice from Alkem Laboratories, Inc. (“Alkem”) that it had filed an Abbreviated New Drug Application (“ANDA”) with the FDA seeking approval of a generic version of DUEXIS.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering DUEXIS are invalid and/or will not be infringed by Alkem’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of Delaware against Alkem on July 9, 2018, seeking an injunction to prevent the approval of Alkem’s ANDA and/or to prevent Alkem from selling a generic version of DUEXIS.  The litigation went to trial on September 14, 2020.  On November 30, 2020, the District Court issued an adverse judgment against the Company, invalidating U.S Patent No. 8,607,033 and finding that Alkem’s generic product would not infringe the ‘033 patent.  Following an adverse claim construction ruling, the District Court entered a judgment that the Alkem generic product would not infringe U.S. Patent No. 8,607,451, subject to the Company’s right to appeal the District Court’s claim construction ruling.  On December 23, 2020, the Company initiated an appeal of the adverse judgments on the ‘033 and ‘451 patents with the Federal Circuit Court of Appeals.  The Federal Circuit Court of Appeals held oral argument on October 4, 2021.

On August 3, 2021, the FDA granted final approval for Alkem’s generic version of DUEXIS.  On August 4, 2021, Alkem launched its generic version of DUEXIS in the United States, and the Company now faces generic competition with respect to DUEXIS.

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

PROCYSBI

On June 27, 2020, the Company received notice from Lupin Limited (“Lupin”) that it had filed an ANDA with the FDA seeking approval of a generic version of PROCYSBI.  The ANDA contained a Paragraph IV Patent Certification alleging that the patents covering PROCYSBI are invalid and/or will not be infringed by Lupin’s manufacture, use or sale of the medicine for which the ANDA was submitted.  The Company filed suit in the United States District Court of New Jersey against Lupin on August 11, 2020, seeking to prevent Lupin from selling a generic version of PROCYSBI.  On September 30, 2021, the Company entered into a settlement agreement with Lupin resolving both the PROCYSBI patent litigation with respect to PROCYSBI capsules and potential future patent litigation involving PROCYSBI granules.  Under the Company’s settlement agreement with Lupin, Lupin may enter the market on March 31, 2030, or earlier under certain circumstances.

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

NOTE 18 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at September 30, 2021 included its 2011 Equity Incentive Plan, as amended, 2014 Employee Share Purchase Plan, as amended, Amended and Restated 2014 Equity Incentive Plan (“2014 EIP”), 2014 Non-Employee Equity Plan, as amended (“2014 Non-Employee Plan”), 2020 Employee Share Purchase Plan (“2020 ESPP”), Amended and Restated 2020 Equity Incentive Plan, as amended (“2020 EIP”), and Amended and Restated 2018 Equity Incentive Plan (“2018 EIP”).

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

As of September 30, 2021, an aggregate of 2,519,726 ordinary shares were authorized and available for future issuance under the 2020 ESPP, an aggregate of 16,040,670 ordinary shares were authorized and available for future grants under the 2020 EIP, an aggregate of 526,895 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Plan and an aggregate of 2,287,664 ordinary shares were authorized and available for future grants under the 2018 EIP.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	7,129,615	$21.24	4.60	$370,073
Assumed in acquisition (1)	1,318,053	41.23	—	—
Exercised	(1,658,347)	24.34	—	—
Forfeited	(103,757)	47.22	—	—
Expired	(234)	17.31	—	—
Outstanding as of September 30, 2021	6,685,330	24.01	4.12	571,773
Exercisable as of September 30, 2021	6,159,795	$22.49	3.80	$536,203

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

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2021:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2020	5,909,120	$27.87
Granted	2,077,701	76.26
Vested	(3,069,611)	23.83
Forfeited	(315,478)	61.57
Outstanding as of September 30, 2021	4,601,732	$50.21

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the nine months ended September 30, 2021:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2020	2,610,924
Granted	450,577	$93.73	8.64%	$85.64
Forfeited	(24,450)	93.73	9.21%	85.10
Vested	(2,131,964)	23.18	3.44%	22.39
Performance Based Adjustment (1)	623,129	31.41	7.69%	29.00
Outstanding as of September 30, 2021	1,528,216

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

As a result of the impact of the COVID-19 pandemic on certain aspects of the Company’s business in 2020, the performance goals associated with certain of the Company’s performance-based equity awards no longer reflected the Company’s expectations, causing the awards to lose their incentive to employees.  Accordingly, on July 28, 2020 the Compensation Committee approved a modification to 57% of the 2020 Net Sales PSUs awarded on January 3, 2020 that were to vest based on KRYSTEXXA 2020 net sales.  Those 2020 Net Sales PSUs related to KRYSTEXXA may now be earned based on net sales of KRYSTEXXA achieved by the end of a modified 18-month performance period that ended on June 30, 2021 instead of a 12-month performance period ending December 31, 2020.  As a result, the first one-third of any 2020 PSUs earned vested on July 1, 2021 and the vesting of the remaining two-thirds is unchanged and will vest one-third each on January 5, 2022 and on January 5, 2023.  There were 12 participants impacted by the modification.  The total compensation cost resulting from the modification was approximately $12.0 million and is being recognized over the remaining requisite service period.

All PSUs outstanding at September 30, 2021 may vest in a range of between 0% and 200%, with the exception of the modified KRYSTEXXA 2020 Net Sales PSUs which are capped at 150%, based on the performance metrics described above.  The Company accounts for the 2020 PSUs and 2021 PSUs as equity-settled awards in accordance with ASC 718, Compensation-Stock Compensation.  Because the value of the 2020 Relative TSR PSUs and 2021 Relative TSR PSUs are dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the 2020 Relative TSR PSUs and 2021 Relative TSR PSUs.  As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2021 PSUs during the nine months ended September 30, 2021, include:

Valuation date stock price	$72.54
Expected volatility	45.8%
Risk free rate	0.2%

The value of the 2021 Tech Ops PSUs and 2021 R&D PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full-period performance against targets, and the Company adjusts the expense quarterly.

On January 4, 2019, the Company awarded a company-wide grant of PSUs (the “TEPEZZA PSUs”).  Vesting of the TEPEZZA PSUs was contingent upon receiving shareholder approval of amendments to the 2014 EIP, which approval was received on May 2, 2019.  The TEPEZZA PSUs were generally eligible to vest contingent upon receiving approval of the TEPEZZA biologics license application from the FDA no later than September 30, 2020 and the employee’s continued service with the Company.  In January 2020, the Company received TEPEZZA approval from the FDA and the Company started recognizing the expense related to the TEPEZZA PSUs on that date.  As of September 30, 2021, there were 68,459 TEPEZZA PSUs outstanding, for members of the executive committee, expected to vest on January 21, 2022, subject to the employees’ continued service through the vesting date.  For all other participants, one-half of the TEPEZZA PSUs vested on the FDA approval date and one-half vested on the one-year anniversary of the FDA approval date, subject to the employee’s continued service through the vesting date.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Cost of goods sold	$6,875	$5,543
Research and development	32,851	11,381
Selling, general and administrative	130,668	96,910
Total share-based compensation expense	$170,394	$113,834

During the nine months ended September 30, 2021 and 2020, the Company recognized $77.1 million and $24.4 million of tax benefit, respectively, related to share-based compensation resulting primarily from the fair value of equity awards at the time of the exercise of stock options and vesting of restricted stock units and PSUs.  As of September 30, 2021, the Company estimates that pre-tax unrecognized compensation expense of $248.3 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the second quarter of 2023.  The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2020 EIP and the 2018 EIP.

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

The following table presents the benefit for income taxes for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Income before benefit for income taxes	$307,241	$201,759	$251,772	$172,096
Benefit for income taxes	(19,302)	(91,081)	(109,537)	(27,143)
Net income	$326,543	$292,840	$361,309	$199,239

During the three and nine months ended September 30, 2021, the Company recorded a benefit for income taxes of $19.3 million and $109.5 million, respectively.  During the three and nine months ended September 30, 2020, the Company recorded a benefit for income taxes of $91.1 million and $27.1 million, respectively.

The decrease in benefit for income taxes recorded during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions.  This decrease in benefit was partially offset by the recognition of a $51.3 million tax benefit due to post-acquisition operational integration activities during the three months ended September 30, 2021 which resulted in an intercompany sale of inventory and a change to a legacy Viela entity’s future operational activities.  This change reduced the state tax rate expected to apply to the reversal of temporary differences between the book values and tax bases of certain assets acquired through the Viela acquisition, which resulted in a reduction in the associated deferred tax liability.

The increase in benefit for income taxes recorded during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 resulted primarily from an increase in the tax benefits recognized on share-based compensation and the recognition of a $51.3 million tax benefit due to post-acquisition operational integration activities during the three months ended September 30, 2021 which resulted in an intercompany sale of inventory and a change to a legacy Viela entity’s future operational activities. This change reduced the state tax rate expected to apply to the reversal of temporary differences between the book values and tax bases of certain assets acquired through the Viela acquisition, which resulted in a reduction in the associated deferred tax liability.  A deferred tax asset resulting from an intercompany transfer and license of intellectual property from a U.S. subsidiary to an Irish subsidiary was recognized during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company recorded a $15.2 million provision following the publication, on April 8, 2020, by the U.S. Department of the Treasury, of Final Regulations for Section 267A.  The Final Regulations for Section 267A permanently disallow for U.S. tax purposes certain interest expense accrued to a foreign related party during the year ended December 31, 2019.  As a result, the Company recorded a write off of a deferred tax asset related to this interest expense during the nine months ended September 30, 2020 and recognized a corresponding tax provision of $15.2 million.  There was no similar provision recorded during the nine months ended September 30, 2021.  These increases in benefit during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were partially offset by tax expense recognized on U.S. taxable income generated from the intercompany transfer and license of intellectual property and the mix of pre-tax income and losses incurred in various tax jurisdictions.

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

OUR BUSINESS

We are focused on the discovery, development and commercialization of medicines that address critical needs for people impacted by rare, autoimmune and severe inflammatory diseases.  Our pipeline is purposeful: we apply scientific expertise and courage to bring clinically meaningful therapies to patients.  We believe science and compassion must work together to transform lives.  We have two reportable segments, the orphan segment and the inflammation segment, and our commercial portfolio is currently composed of 12 medicines in the areas of rare diseases, gout, ophthalmology and inflammation.

In July 2021, we completed the purchase of a drug product manufacturing facility from EirGen Pharma Limited, or EirGen, a subsidiary of OPKO Health, Inc., in Waterford, Ireland for $67.9 million.  Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

On March 15, 2021, we completed the acquisition of Viela Bio, Inc., or Viela.  The acquisition expanded our commercial medicine portfolio by adding an additional rare disease medicine, UPLIZNA® to our orphan segment.  The Viela acquisition provides multiple opportunities to drive long-term growth and solidify our future as an innovation-driven biotech company.  Viela’s mid-stage biologics pipeline, research and development team and on-market medicine UPLIZNA, made it a complementary strategic fit with our pipeline, commercial portfolio and therapeutic areas of focus.

As of September 30, 2021, our commercial portfolio consisted of the following medicines:

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
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

Acquisitions and Divestitures

Since January 1, 2020, we completed the following acquisitions and divestitures:

•	In July 2021, we completed the purchase of a drug product manufacturing facility from EirGen in Waterford, Ireland for $67.9 million.

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

Impact of COVID-19

Beginning in March 2020, many states and municipalities in the United States took aggressive actions to reduce the spread of the COVID-19 pandemic, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions).  Similarly, the Irish government limited gatherings of people and encouraged employees to work from their homes.  In recent months, vaccines and treatments have enabled a resumption of more normal business practices and initiatives in many countries, including the United States and Ireland.  While our financial results during the nine months ended September 30, 2021 were strong and we continue to have a significant amount of available liquidity, the COVID-19 pandemic may have a negative impact on net sales during the remainder of 2021, including due to the emergence of new variants of the virus and potential actions to combat their transmission.  In addition, our clinical trials have been and may in the future be affected by the COVID-19 pandemic as referred to below.

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

On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of U.S. government-mandated COVID-19 vaccine production orders pursuant to the Defense Production Act of 1950, or DPA, that dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent Indiana, LLC, or Catalent.  Pursuant to the DPA, Catalent was ordered to prioritize certain COVID-19 vaccine manufacturing at Catalent, resulting in the cancellation of previously guaranteed and contracted TEPEZZA drug product manufacturing slots in December 2020, which were required to maintain TEPEZZA supply.  To offset the reduced slots, we accelerated plans to increase the production scale of TEPEZZA drug product at Catalent.

In March 2021, the FDA approved a prior approval supplement to the TEPEZZA Biologics License Application, or BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  We commenced resupply of TEPEZZA to the market in April 2021.  In addition, we are making progress with our second drug product manufacturer and estimate that TEPEZZA commercial supply from this manufacturer, assuming FDA approval, will begin shipping by the end of 2021.  During the third quarter of 2021, we were informed that one of our contract manufacturers is manufacturing an adjuvant for a COVID-19 vaccine.  The adjuvant is being manufactured on a different line to the line used to manufacture our medicine.  We do not expect the manufacturing of this adjuvant to impact the supply of our medicine.  Other than Catalent and the other previously mentioned contract manufacturer, we are not aware of any manufacturing facilities that are part of the supply chain for our medicines that are being utilized for the manufacture of vaccines for COVID-19.  At this time, we consider the inventories on hand of our medicines to be sufficient to meet our commercial requirements.

As a result of the prior supply disruption, we delayed the start of an FDA-required post-marketing study to evaluate safety of TEPEZZA in a larger patient population and retreatment rates relative to how long patients receive the medicine given the supply disruption.  The FDA-required post-marketing study was initiated in October 2021.  We also delayed the start of our planned TEPEZZA clinical trial in chronic TED and an exploratory trial of TEPEZZA in diffuse cutaneous systemic sclerosis.  The TEPEZZA clinical trial in chronic TED was initiated in the third quarter of 2021, and we expect to initiate an exploratory trial of TEPEZZA in diffuse cutaneous systemic sclerosis in the fourth quarter of 2021.

KRYSTEXXA and UPLIZNA

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

UPLIZNA is an infused medicine for neuromyelitis optica spectrum disorder and we acquired through the Viela acquisition in March 2021.  While there continues to be some impact on demand for UPLIZNA primarily due to limited patient access to healthcare providers and infusion centers, we have also seen improvements as healthcare systems have adapted to cope with the pandemic and vaccines have been widely administered in the United States.

Our other medicines

Our other orphan segment medicines, RAVICTI, PROCYSBI and ACTIMMUNE, treat serious, chronic diseases with serious consequences if left untreated.  It is therefore critical for patients to maintain therapy.  Patient motivation to continue treatment is high, and therefore net sales for these three medicines were stable during 2020 and the nine months ended September 30, 2021, with less impact from COVID-19 compared to our other medicines.

In regard to the inflammation segment, the impact of COVID-19 has significantly reduced as healthcare systems have adapted to cope with the pandemic and vaccines have been widely administered in the United States, thereby facilitating the return to mainly in-person engagement by our sales representatives with healthcare providers.  In addition, with our HorizonCares program, most patients do not need to physically visit a pharmacy to obtain a prescription because the vast majority of these medicines are delivered to a patient’s home through mail or local courier, depending on the participating pharmacy.

Clinical trials

Our clinical trials have been and may in the future be affected by COVID-19 or its variants. As referred to above, our clinical trials for TEPEZZA have been delayed due to the impact of the TEPEZZA supply disruption at Catalent.  In addition, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital and healthcare resources toward COVID-19.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a result of, or a precaution against, contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations.  Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Our research and development strategy is to expand our pipeline with early-to late-stage programs for sustainable growth.  We are pursuing this strategy by (i) acquiring and developing medicines for indications that address unmet needs in rare, autoimmune and severe inflammatory diseases, particularly those in our therapeutic areas of focus; (ii) leveraging our internal research as well as research-based partnerships and collaborations to drive earlier-stage innovation; and (iii) maximizing the range of potential diseases our pipeline medicine candidates can impact. The March 2021 acquisition of Viela and the addition of its mid-stage biologics pipeline significantly expanded our pipeline. Furthermore, after evaluating the acquired medicine candidates, we announced the addition of five additional Phase 2 programs in new disease states for two of the candidates.  These new programs expanded our therapeutic areas of focus, which now include neuroimmunology, dermatology and respiratory, in addition to rheumatology, ophthalmology, nephrology and endocrinology. We continue to expect to initiate a total of eight clinical trials in 2021, five of which have already been initiated.  For our on-market rare disease medicines, including our current key growth driver medicines, TEPEZZA and KRYSTEXXA, our commercialization strategy includes efforts to increase awareness of the conditions each medicine is designed to treat, enhancing efforts to identify target patients and to maximize the value of the medicines through investment in clinical trials.  In addition, we are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States, including Japan, where we are engaging with the Pharmaceuticals and Medical Devices Agency and the Japanese medical community.  Furthermore, we are investing in our European infrastructure to support the potential first-quarter 2022 approval of UPLIZNA by the European Medicines Agency for neuromyelitis optica spectrum disorder, which has been granted orphan designation by the European Commission.  In addition, to support the global growth of our on-market medicines, including TEPEZZA, KRYSTEXXA and UPLIZNA, and our pipeline biologic medicines, in the second quarter of 2021 we acquired a biologic drug product manufacturing facility in Waterford, Ireland.  Subject to completing the build-out, validation and regulatory approval processes, we expect that the first medicine manufactured at the facility to be approved for release in 2023.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2021 and 2020

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

	For the Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Net sales	$1,036,992	$636,427	$400,565
Cost of goods sold	251,640	151,475	100,165
Gross profit	785,352	484,952	300,400
Operating expenses:
Research and development	93,549	30,206	63,343
Selling, general and administrative	360,260	226,164	134,096
Total operating expenses	453,809	256,370	197,439
Operating income	331,543	228,582	102,961
Other expense, net:
Interest expense, net	(22,977)	(12,185)	(10,792)
Foreign exchange loss	(476)	(753)	277
Loss on debt extinguishment	—	(14,602)	14,602
Other (expense) income, net	(849)	717	(1,566)
Total other expense, net	(24,302)	(26,823)	2,521
Income before benefit for income taxes	307,241	201,759	105,482
Benefit for income taxes	(19,302)	(91,081)	71,779
Net income	$326,543	$292,840	$33,703

Net sales.  Net sales increased $400.6 million, or 63%, to $1,037.0 million during the three months ended September 30, 2021, from $636.4 million during the three months ended September 30, 2020.  The increase in net sales during the three months ended September 30, 2021 was primarily due to an increase in net sales in our orphan segment of $416.2 million, primarily due to an increase in TEPEZZA net sales of $329.5 million, an increase in KRYSTEXXA net sales of $49.6 million and net sales generated for UPLIZNA of $18.7 million when compared to the three months ended September 30, 2020.

The following table reflects net sales by medicine for the three months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,		Change	Change
	2021	2020	$	%
TEPEZZA	$616,361	$286,870	$329,491	115%
KRYSTEXXA	158,097	108,470	49,627	46%
RAVICTI	76,323	64,648	11,675	18%
PROCYSBI	49,346	43,112	6,234	14%
ACTIMMUNE	30,063	28,312	1,751	6%
UPLIZNA	18,677	—	18,677	100%
BUPHENYL	1,868	3,229	(1,361)	(42)%
QUINSAIR	302	163	139	85%
Orphan segment net sales	$951,037	$534,804	$416,233	78%

PENNSAID 2%	47,963	50,314	(2,351)	(5)%
DUEXIS	20,915	27,899	(6,984)	(25)%
RAYOS	14,873	18,132	(3,259)	(18)%
VIMOVO	2,204	5,278	(3,074)	(58)%
Inflammation segment net sales	$85,955	$101,623	$(15,668)	(15)%

Total net sales	$1,036,992	$636,427	$400,565	63%

Orphan Segment

TEPEZZA. Net sales increased $329.5 million, or 115%, to $616.4 million during the three months ended September 30, 2021, from $286.9 million during the three months ended September 30, 2020.  Net sales increased by approximately $337.9 million due to volume growth, partially offset by a decrease of approximately $8.4 million resulting from lower net pricing.

KRYSTEXXA.  Net sales increased $49.6 million, or 46%, to $158.1 million during the three months ended September 30, 2021 from $108.5 million during the three months ended September 30, 2020.  Net sales increased by approximately $35.3 million due to volume growth and $14.3 million due to higher net pricing, despite the ongoing challenges associated with the COVID-19 pandemic.

RAVICTI.  Net sales increased $11.6 million, or 18%, to $76.3 million during the three months ended September 30, 2021, from $64.7 million during the three months ended September 30, 2020.  Net sales increased by approximately $9.8 million due to volume growth and $1.8 million due to higher net pricing.

PROCYSBI.  Net sales increased $6.2 million, or 14%, to $49.3 million during the three months ended September 30, 2021, from $43.1 million during the three months ended September 30, 2020.  Net sales increased by approximately $4.1 million due to higher net pricing and $2.1 million due to volume growth.

ACTIMMUNE.  Net sales increased $1.8 million, or 6%, to $30.1 million during the three months ended September 30, 2021, from $28.3 million during the three months ended September 30, 2020. Net sales increased by approximately $1.9 million due to higher net pricing, partially offset by a decrease of approximately $0.1 million resulting from lower sales volume.

UPLIZNA.  Net sales generated for UPLIZNA during the three months ended September 30, 2021 were $18.7 million.  We began recognizing UPLIZNA sales following our acquisition of Viela on March 15, 2021.

Inflammation Segment

At September 30, 2021, we determined that there was an indicator to trigger an interim impairment analysis of the inflammation reporting unit’s $56.2 million goodwill balance. The fair value of the inflammation reporting unit exceeds its carrying value by more than 30% as of September 30, 2021, the interim testing date, resulting in no impairment.  In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10 percent decrease to the fair values of the reporting unit. A 10% decrease in fair value would reduce the headroom between the reporting unit’s fair value and its carrying value to approximately 19%.

We anticipate that an impairment of the inflammation reporting unit’s goodwill could occur in the next 12 to 18 months if the reporting unit does not achieve currently forecasted nets sales and profitability estimates.

PENNSAID 2%.  Net sales decreased $2.3 million, or 5%, to $48.0 million during the three months ended September 30, 2021, from $50.3 million during the three months ended September 30, 2020.  Net sales decreased by approximately $5.9 million due to lower sales volume, partially offset by an increase of approximately $3.6 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

DUEXIS.  Net sales decreased $7.0 million, or 25%, to $20.9 million during the three months ended September 30, 2021, from $27.9 million during the three months ended September 30, 2020.  The decrease in net sales was primarily due to the impact of generic competition on DUEXIS.

On August 3, 2021, the FDA granted final approval for Alkem Laboratories, Inc.’s, or Alkem, generic version of DUEXIS and on August 4, 2021, Alkem launched its generic version of DUEXIS in the United States.  While patent litigation against Alkem continues in the Federal Circuit Court of Appeals, we now face generic competition for DUEXIS, which has negatively impacted net sales of DUEXIS.  As a result, we have repositioned our promotional efforts previously directed to DUEXIS to the other inflammation segment medicines and expect that our DUEXIS net sales will continue to decrease in future periods.

RAYOS.  Net sales decreased $3.2 million, or 18%, to $14.9 million during the three months ended September 30, 2021, from $18.1 million during the three months ended September 30, 2020.  Net sales decreased by approximately $3.8 million due to lower sales volume, partially offset by an increase of $0.6 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs.

VIMOVO.  Net sales decreased $3.1 million, or 58%, to $2.2 million during the three months ended September 30, 2021, from $5.3 million during the three months ended September 30, 2020.  Net sales decreased by approximately $3.0 million due to lower sales volume as a result of generic competition and $0.1 million due to lower net pricing.

The table below reconciles our gross to net sales for the three months ended September 30, 2021 and 2020 (in millions, except percentages):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$1,444.4	100.0%	$1,114.9	100.0%
Adjustments to gross sales:
Prompt pay discounts	(11.5)	(0.8)%	(13.1)	(1.2)%
Medicine returns	(4.4)	(0.3)%	(6.7)	(0.6)%
Co-pay and other patient assistance	(114.9)	(7.9)%	(222.1)	(19.9)%
Commercial rebates and wholesaler fees	(77.6)	(5.4)%	(85.9)	(7.7)%
Government rebates and chargebacks	(199.0)	(13.8)%	(150.7)	(13.5)%
Total adjustments	(407.4)	(28.2)%	(478.5)	(42.9)%
Net sales	$1,037.0	71.8%	$636.4	57.1%

During the three months ended September 30, 2021, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 8.0% from 19.9% during the three months ended September 30, 2020, primarily due to a decreased proportion of inflammation segment medicines sold, including the impact of generic competition on DUEXIS sales.

Cost of Goods Sold.  Cost of goods sold increased $100.1 million to $251.6 million during the three months ended September 30, 2021, from $151.5 million during the three months ended September 30, 2020.  The increase in cost of goods sold during the three months ended September 30, 2021 compared to three months ended September 30, 2020, was primarily due to an increase in sales volumes, an increase in royalty expense, an increase in amortization expense and the recording of inventory step-up expense during the three months ended September 30, 2021.  Royalty expense increased by $46.9 million primarily due to royalties payable on net sales of TEPEZZA, which increased significantly in the third quarter of 2021 compared to the third quarter of 2020.  Amortization expense increased $24.7 million primarily due to the acquisition of the UPLIZNA developed technology intangible asset in the first quarter of 2021 and we recorded inventory step-up expense of $8.9 million related to UPLIZNA based on the acquired units of inventory sold during the three months ended September 30, 2021.  In addition, we recorded a $7.5 million DUEXIS inventory reserve due to the impact of generic competition on DUEXIS sales.  As a percentage of net sales, cost of goods sold was 24.3% during the three months ended September 30, 2021, compared to 23.8% during the three months ended September 30, 2020.  The increase in cost of goods sold as a percentage of net sales was primarily due to a change in the mix of medicines sold.

Research and Development Expenses.  Research and development expenses increased $63.3 million to $93.5 million during the three months ended September 30, 2021, from $30.2 million during the three months ended September 30, 2020.  The increase was primarily attributable to a $32.9 million increase in clinical trial and manufacturing development costs and a $21.7 million increase in employee-related costs, reflecting increased activity in our research and development pipeline as well as the addition of our medicine candidates and development programs following the acquisition of Viela in March 2021.

We expect our research and development expenses to significantly increase for the remainder of 2021 as a result of our on-going and planned clinical trials for our pipeline including new medicine candidates and development programs acquired in 2021.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $134.1 million to $360.2 million during the three months ended September 30, 2021, from $226.1 million during the three months ended September 30, 2020.  The increase was primarily attributable to an increase in TEPEZZA commercial activities and integration costs following the acquisition of Viela in March 2021.  These include an increase of $66.5 million related to marketing program costs, an increase of $41.6 million in employee-related costs and an increase of $8.4 million in consulting costs.

We expect our selling, general and administrative expenses to significantly increase for the remainder of 2021 as a result of the increase in the U.S. commercial and field-based organization for TEPEZZA and global expansion activities.

Interest Expense, Net.  Interest expense, net, increased $10.8 million to $23.0 million during the three months ended September 30, 2021, from $12.2 million during the three months ended September 30, 2020.  The increase was primarily due to an increase in interest expense of $10.6 million, primarily related to an additional $1.6 billion aggregate principal amount of term loans borrowed pursuant to an amendment to our Credit Agreement.  Refer to Note 13, Debt Agreements, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

Loss on Debt Extinguishment.  During the three months ended September 30, 2020, we recorded a loss on debt extinguishment of $14.6 million in the condensed consolidated statements of comprehensive income, which reflects the partial exchange of our 2.5% Exchangeable Senior Notes due 2022, or the Exchangeable Senior Notes.  As of September 30, 2020, $400.0 million in aggregate principal amount of Exchangeable Senior Notes had been exchanged for ordinary shares and cash payments.  Refer to Note 13, Debt Agreements, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

Benefit for Income Taxes.  During the three months ended September 30, 2021, we recorded a benefit for income taxes of $19.3 million and a benefit for income taxes of $91.1 million during the three months ended September 30, 2020. The decrease in benefit for income taxes recorded during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions.  This decrease in benefit was partially offset by the recognition of a $51.3 million tax benefit due to post-acquisition operational integration activities during the three months ended September 30, 2021 which resulted in an intercompany sale of inventory and a change to a legacy Viela entity’s future operational activities.  This change reduced the state tax rate expected to apply to the reversal of temporary differences between the book values and tax bases of certain assets acquired through the Viela acquisition, which resulted in a reduction in the associated deferred tax liability.

Information by Segment

Refer to Note 11, Segment and Other Information, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total income before benefit for income taxes for the three months ended September 30, 2021 and 2020.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the three months ended September 30, 2021 and 2020 (in thousands, except percentages).

	For the Three Months Ended September 30,
	2021	2020	Change	% Change
Net sales	$951,037	$534,804	$416,233	78%
Segment operating income	476,225	274,687	201,538	73%

The increase in orphan segment net sales during the three months ended September 30, 2021 is described in the Consolidated Results section above.

Segment operating income. Orphan segment operating income increased $201.5 million to $476.2 million during the three months ended September 30, 2021, from $274.7 million during the three months ended September 30, 2020.  The increase was primarily attributable to an increase in net sales of $416.2 million as described above, partially offset by an increase in selling, general and administrative expenses of $109.3 million, an increase of $51.9 million in royalty expense primarily related to an increase in royalties payable on net sales of TEPEZZA during the third quarter of 2021 compared to the third quarter of 2020 and an increase in research and development expenses of $46.6 million.  The increase in selling, general and administrative expenses were mainly due to an increase in the commercial and field-based organization for TEPEZZA, and the increase in research and development expenses was primarily due to incremental net operating expense from Viela after we acquired it on March 15, 2021.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating income for the three months ended September 30, 2021 and 2020 (in thousands, except percentages).

	For the Three Months Ended September 30,
	2021	2020	Change	% Change
Net sales	$85,955	$101,623	$(15,668)	(15%)
Segment operating income	34,129	55,098	(20,969)	(38%)

The decrease in inflammation segment net sales during the three months ended September 30, 2021 is described in the Consolidated Results section above.

Segment operating income.  Inflammation segment operating income decreased $21.0 million to $34.1 million during the three months ended September 30, 2021, from $55.1 million during the three months ended September 30, 2020.  The decrease was primarily attributable to a decrease in net sales of $15.7 million as described above and a $7.5 million inventory reserve for DUEXIS due to the impact of generic competition on DUEXIS sales, partially offset by a decrease in selling, general and administrative expenses of $2.6 million.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2021 and 2020

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

	For the Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Net sales	$2,211,946	$1,455,115	$756,831
Cost of goods sold	553,003	370,406	182,597
Gross profit	1,658,943	1,084,709	574,234
Operating expenses:
Research and development	291,076	138,483	152,593
Selling, general and administrative	1,047,456	696,271	351,185
Impairment of long-lived asset	12,371	—	12,371
Gain on sale of asset	(2,000)	—	(2,000)
Total operating expenses	1,348,903	834,754	514,149
Operating income	310,040	249,955	60,085
Other expense, net:
Interest expense, net	(59,018)	(48,100)	(10,918)
Foreign exchange (loss) gain	(1,363)	306	(1,669)
Loss on debt extinguishment	—	(31,856)	31,856
Other income, net	2,113	1,791	322
Total other expense, net	(58,268)	(77,859)	19,591
Income before benefit for income taxes	251,772	172,096	79,676
Benefit for income taxes	(109,537)	(27,143)	(82,394)
Net income	$361,309	$199,239	$162,070
Net sales.  Net sales increased $756.8 million, or 52%, to $2,211.9 million during the nine months ended September 30, 2021, from $1,455.1 million during the nine months ended September 30, 2020.  The increase in net sales during the nine months ended September 30, 2021 was primarily due to an increase in net sales in our orphan segment of $795.6 million, primarily due to an increase in TEPEZZA net sales of $595.4 million, an increase in KRYSTEXXA net sales of $118.3 million and net sales generated for UPLIZNA of $35.0 million when compared to the nine months ended September 30, 2020.  This was partially offset by a decrease in net sales in our inflammation segment of $38.8 million.

The following table reflects net sales by medicine for the nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Nine Months Ended September 30,		Change	Change
	2021	2020	$	%
TEPEZZA	$1,071,681	$476,257	$595,424	125%
KRYSTEXXA	395,171	276,920	118,251	43%
RAVICTI	217,566	191,386	26,180	14%
PROCYSBI	142,484	122,812	19,672	16%
ACTIMMUNE	86,603	83,152	3,451	4%
UPLIZNA	35,025	—	35,025	100%
BUPHENYL	5,790	8,389	(2,599)	(31)%
QUINSAIR	733	499	234	47%
Orphan segment net sales	$1,955,053	$1,159,415	$795,638	69%

PENNSAID 2%	142,721	126,925	15,796	12%
DUEXIS	62,490	87,044	(24,554)	(28)%
RAYOS	43,551	50,800	(7,249)	(14)%
VIMOVO	8,131	30,931	(22,800)	(74)%
Inflammation segment net sales	$256,893	$295,700	$(38,807)	(13)%

Total net sales	$2,211,946	$1,455,115	$756,831	52%

Orphan Segment

TEPEZZA.  Net sales increased $595.4 million, or 125%, to $1,071.7 million during the nine months ended September 30, 2021, from $476.3 million during the nine months ended September 30, 2020.  Net sales increased by approximately $591.5 million due to volume growth and $3.9 million resulting from higher net pricing primarily due to the utilization of our patient assistance programs being lower than initial expectations.  On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of U.S. government-mandated COVID-19 vaccine production orders pursuant to the DPA, that dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent.  In March 2021, the FDA approved a prior approval supplement to the TEPEZZA BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  We commenced resupply of TEPEZZA to the market in April 2021. Refer to the Impact of COVID-19 section above for further information.

KRYSTEXXA.  Net sales increased $118.3 million, or 43%, to $395.2 million during the nine months ended September 30, 2021 from $276.9 million during the nine months ended September 30, 2020.  Net sales increased by approximately $78.3 million due to volume growth and $40.0 million due to higher net pricing.

RAVICTI.  Net sales increased $26.2 million, or 14%, to $217.6 million during the nine months ended September 30, 2021, from $191.4 million during the nine months ended September 30, 2020.  Net sales increased by approximately $28.5 million due to volume growth, partially offset by a decrease of approximately $2.3 million due to lower net pricing.

PROCYSBI.  Net sales increased $19.7 million, or 16%, to $142.5 million during the nine months ended September 30, 2021, from $122.8 million during the nine months ended September 30, 2020.  Net sales increased by approximately $11.5 million due to higher net pricing and $8.2 million due to volume growth.

ACTIMMUNE.  Net sales increased $3.4 million, or 4%, to $86.6 million during the nine months ended September 30, 2021, from $83.2 million during the nine months ended September 30, 2020. Net sales increased by approximately $5.3 million due to higher net pricing, partially offset by a decrease of approximately $1.9 million resulting from lower sales volume.

UPLIZNA.  Net sales generated for UPLIZNA during the nine months ended September 30, 2021 were $35.0 million.  We began recognizing UPLIZNA sales following our acquisition of Viela on March 15, 2021.

Inflammation Segment

At September 30, 2021, we determined that there was an indicator to trigger an interim impairment analysis of the inflammation reporting unit’s $56.2 million goodwill balance. The fair value of the inflammation reporting unit exceeds its carrying value by more than 30% as of September 30, 2021, the interim testing date, resulting in no impairment.   In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10 percent decrease to the fair values of the reporting unit. A 10% decrease in fair value would reduce the headroom between the reporting unit’s fair value and its carrying value to approximately 19%.

We anticipate that an impairment of the inflammation reporting unit’s goodwill could occur in the next 12 to 18 months if the reporting unit does not achieve currently forecasted nets sales and profitability estimates.

Sales volumes for our inflammation medicines were negatively impacted during the nine months ended September 30, 2021 as a result of the COVID-19 pandemic due to reduced demand resulting from a reduced level of both in-person engagement by our sales representatives with health care providers and non-essential patient visits to physicians. In recent months, the impact of COVID-19 has significantly reduced as healthcare systems have adapted to cope with the pandemic and vaccines have been widely administered in the United States, thereby facilitating the return to mainly in-person engagement by our sales representatives with healthcare providers.

PENNSAID 2%.  Net sales increased $15.8 million, or 12%, to $142.7 million during the nine months ended September 30, 2021, from $126.9 million during the nine months ended September 30, 2020.  Net sales increased by approximately $22.6 million resulting from higher net pricing primarily due to lower utilization of our patient assistance programs, partially offset by a decrease of approximately $6.8 million resulting from lower sales volume.

DUEXIS.  Net sales decreased $24.5 million, or 28%, to $62.5 million during the nine months ended September 30, 2021, from $87.0 million during the nine months ended September 30, 2020.  Net sales decreased by approximately $15.3 million resulting from lower sales volume, primarily due to the impact of generic competition on DUEXIS, and a decrease of approximately $9.2 million due to lower net pricing primarily due to higher utilization of our patient assistance programs.

On August 3, 2021, the FDA granted final approval for Alkem’s generic version of DUEXIS and on August 4, 2021, Alkem launched its generic version of DUEXIS in the United States.  While patent litigation against Alkem continues in the Federal Circuit Court of Appeals, we now face generic competition for DUEXIS, which has negatively impacted net sales of DUEXIS.  As a result, we have repositioned our promotional efforts previously directed to DUEXIS to the other inflammation segment medicines and expect that our DUEXIS net sales will continue to decrease in future periods.

RAYOS.  Net sales decreased $7.2 million, or 14%, to $43.6 million during the nine months ended September 30, 2021, from $50.8 million during the nine months ended September 30, 2020.  Net sales decreased by approximately $6.9 million due to lower sales volume and $0.3 million resulting from lower net pricing.

VIMOVO.  Net sales decreased $22.8 million, or 74%, to $8.1 million during the nine months ended September 30, 2021, from $30.9 million during the nine months ended September 30, 2020.  Net sales decreased by approximately $20.4 million due to lower sales volume as a result of generic competition and $2.4 million due to lower net pricing.

The table below reconciles our gross to net sales for the nine months ended September 30, 2021 and 2020 (in millions, except percentages):

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$3,529.1	100.0%	$2,816.4	100.0%
Adjustments to gross sales:
Prompt pay discounts	(37.0)	(1.0)%	(38.7)	(1.4)%
Medicine returns	(12.0)	(0.3)%	(11.6)	(0.4)%
Co-pay and other patient assistance	(515.3)	(14.6)%	(662.6)	(23.5)%
Commercial rebates and wholesaler fees	(220.8)	(6.3)%	(223.5)	(7.9)%
Government rebates and chargebacks	(532.1)	(15.1)%	(424.9)	(15.1)%
Total adjustments	(1,317.2)	(37.3)%	(1,361.3)	(48.3)%
Net sales	$2,211.9	62.7%	$1,455.1	51.7%

During the nine months ended September 30, 2021, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 14.6% from 23.5% during the nine months ended September 30, 2020, primarily due to a decreased proportion of inflammation segment medicines sold, including the impact of generic competition on DUEXIS sales.

Cost of Goods Sold.  Cost of goods sold increased $182.6 million to $553.0 million during the nine months ended September 30, 2021, from $370.4 million during the nine months ended September 30, 2020.  The increase in cost of goods sold during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was primarily due to an increase in sales volumes, an increase in royalty expense, an increase in amortization expense and the recording of inventory step-up expense during the nine months ended September 30, 2021.  Royalty expense increased by $79.9 million primarily due to royalties payable on net sales of TEPEZZA, which increased significantly during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.  Amortization expense increased $54.3 million primarily due to the acquisition of the UPLIZNA developed technology intangible asset in the first quarter of 2021 and we recorded inventory step-up expense of $16.9 million related to UPLIZNA based on the acquired units on inventory sold during the nine months ended September 30, 2021.  In addition, we recorded a $7.5 million DUEXIS inventory reserve due to the impact of generic competition on DUEXIS sales.  As a percentage of net sales, cost of goods sold was 25.0% during the nine months ended September 30, 2021, compared to 25.4% during the nine months ended September 30, 2020.  The decrease in cost of goods sold as a percentage of net sales was primarily due to a change in the mix of medicines sold.

Research and Development Expenses.  Research and development expenses increased $152.6 million to $291.1 million during the nine months ended September 30, 2021, from $138.5 million during the nine months ended September 30, 2020.  The increase during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was primarily attributable to a $91.2 million increase in clinical trial and manufacturing development costs reflecting increased activity in our research and development pipeline as well as the addition of our medicine candidates and development programs following the acquisition of Viela in March 2021.  In addition, we recognized $40.0 million of an upfront cash payment in relation to the agreement with Arrowhead Pharmaceuticals, Inc., or Arrowhead, during the nine months ended September 30, 2021 and employee-related costs increased by $46.9 million.  This was partially offset by the $45.0 million upfront payment for the acquisition of Curzion, which was expensed as in-process research and development, or IPR&D, during the nine months ended September 30, 2020.

We expect our research and development expenses to significantly increase for the remainder of 2021 and future periods as a result of our on-going and planned clinical trials for our pipeline including new medicine candidates and development programs acquired in 2021.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $351.1 million to $1,047.4 million during the nine months ended September 30, 2021, from $696.3 million during the nine months ended September 30, 2020.  The increase was primarily attributable to costs associated with the Viela acquisition in March 2021 and an increase in TEPEZZA commercial activities.  These include an increase of $114.0 million in employee-related costs, an increase of $130.8 million in marketing program costs and an increase of $48.1 million in consulting costs, primarily related to the integration of Viela.  In addition, $28.6 million of transaction costs were incurred during the nine months ended September 30, 2021 relating to the Viela acquisition.

We expect our selling, general and administrative expenses to significantly increase for the remainder of 2021 as a result of the increase in the U.S. commercial and field-based organization for TEPEZZA and global expansion activities.

Impairment of long-lived asset.  During the nine months ended September 30, 2021, we recorded an impairment charge of $12.4 million as a result of vacating the Lake Forest office.  Refer to Note 14, Lease Obligations, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

Gain on sale of asset.   During the nine months ended September 30, 2021, gain on sale of asset represents a $2.0 million contingent consideration payment related to the sale of MIGERGOT in 2019.  The contingent consideration was earned during the second quarter of 2021 and it was received in July 2021.

Interest Expense, Net.  Interest expense, net, increased $10.9 million to $59.0 million during the nine months ended September 30, 2021, from $48.1 million during the nine months ended September 30, 2020.  The increase was primarily due to an increase in interest expense of $7.4 million, primarily related to an additional $1.6 billion aggregate principal amount of term loans borrowed pursuant to an amendment to our Credit Agreement and a decrease in interest income of $3.6 million.  Refer to Note 13, Debt Agreements, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

Loss on Debt Extinguishment.  During the nine months ended September 30, 2020, we recorded a loss on debt extinguishment of $31.9 million in the condensed consolidated statements of comprehensive income, which reflects the exchange of our Exchangeable Senior Notes.  As of September 30, 2020, $400.0 million in aggregate principal amount of Exchangeable Senior Notes were fully extinguished and exchanged for ordinary shares or cash. Refer to Note 13, Debt Agreements, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

Benefit for Income Taxes.  During the nine months ended September 30, 2021, we recorded a benefit for income taxes of $109.5 million and a benefit for income taxes of $27.1 million during the nine months ended September 30, 2020.  The increase in benefit for income taxes recorded during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 resulted primarily from an increase in the tax benefits recognized on share-based compensation and the recognition of a $51.3 million tax benefit due to post-acquisition operational integration activities during the nine months ended September 30, 2021 which resulted in an intercompany sale of inventory and a change to a legacy Viela entity’s future operational activities. This change reduced the state tax rate expected to apply to the reversal of temporary differences between the book values and tax bases of certain assets acquired through the Viela acquisition, which resulted in a reduction in the associated deferred tax liability.  A deferred tax asset resulting from an intercompany transfer and license of intellectual property from a U.S. subsidiary to an Irish subsidiary was recognized during the nine months ended September 30, 2021.  During the nine months ended September 30, 2020, we recorded a $15.2 million provision following the publication, on April 8, 2020, by the U.S. Department of the Treasury, of Final Regulations for Section 267A.  The Final Regulations for Section 267A permanently disallow for U.S. tax purposes certain interest expense accrued to a foreign related party during the year ended December 31, 2019.  As a result, we recorded a write off of a deferred tax asset related to this interest expense during the nine months ended September 30, 2020 and recognized a corresponding tax provision of $15.2 million.  There was no similar provision recorded during the nine months ended September 30, 2021. These increases in benefit during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were partially offset by tax expense recognized on U.S. taxable income generated from the intercompany transfer and license of intellectual property and the mix of pre-tax income and losses incurred in various tax jurisdictions.

Information by Segment

Refer to Note 11, Segment and Other Information, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total income before benefit for income taxes for the nine months ended September 30, 2021 and 2020.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the nine months ended September 30, 2021 and 2020 (in thousands, except percentages).

	For the Nine Months Ended September 30,
	2021	2020	Change	% Change
Net sales	$1,955,053	$1,159,415	$795,638	69%
Segment operating income	798,514	480,584	317,930	66%

The increase in orphan segment net sales during the nine months ended September 30, 2021 is described in the Consolidated Results section above.

Segment operating income.  Orphan segment operating income increased $317.9 million to $798.5 million during the nine months ended September 30, 2021, from $480.6 million during the nine months ended September 30, 2020.  The increase was primarily attributable to an increase in net sales of $795.6 million as described above, partially offset by an increase in selling, general and administrative expenses of $243.1 million, an increase in research and development expenses of $127.7 million and an increase of $88.8 million royalty expense primarily related to an increase in royalties payable on net sales of TEPEZZA during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.  The increase in selling, general and administrative expenses were mainly due to an increase in the commercial and field-based organization for TEPEZZA, and the increase in research and development expenses was primarily due to incremental net operating expense from Viela after we acquired it on March 15, 2021.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating income for the nine months ended September 30, 2021 and 2020 (in thousands, except percentages).

	For the Nine Months Ended September 30,
	2021	2020	Change	% Change
Net sales	$256,893	$295,700	$(38,807)	(13%)
Segment operating income	123,576	145,136	(21,560)	(15%)

The decrease in inflammation segment net sales during the nine months ended September 30, 2021 is described in the Consolidated Results section above.

Segment operating income.  Inflammation segment operating income decreased $21.5 million to $123.6 million during the nine months ended September 30, 2021, from $145.1 million during the nine months ended September 30, 2020.  The decrease was primarily attributable to a decrease in net sales of $38.8 million as described above and a $7.5 million inventory reserve for DUEXIS due to the impact of generic competition on DUEXIS sales, partially offset by a decrease in selling, general and administrative expenses of $21.2 million.

NON-GAAP FINANCIAL MEASURES

EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures.  These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability.  Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, upfront, progress and milestone payments related to license and collaboration agreements, drug substance harmonization costs, fees related to refinancing activities and restructuring and realignment costs, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, long-lived assets impairment charges, loss on debt extinguishments, gain on sale of assets and other non-cash adjustments.  Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred.  We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures.  We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance.  The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods.  In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance.  For example, adjusted EBITDA is used by us as one measure of management performance under certain incentive compensation arrangements.  These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net income to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP net income	$326,543	$292,840	$361,309	$199,239
Depreciation (1)	4,112	5,157	11,956	19,229
Amortization and step-up:
Intangible amortization expense (2)	90,368	65,353	245,260	190,677
Inventory step-up expense (3)	8,912	—	16,914	—
Interest expense, net (including amortization of debt discount and deferred financing costs)	22,977	12,185	59,018	48,100
Benefit for income taxes	(19,302)	(91,081)	(109,537)	(27,143)
EBITDA	433,610	284,454	584,920	430,102
Other non-GAAP adjustments:
Share-based compensation (4)	54,804	30,356	170,394	113,834
Acquisition/divestiture-related costs (5)	9,228	199	88,166	47,296
Litigation settlement (6)	5,000	—	5,000	—
Upfront, progress and milestones payments related to license and collaboration agreements (7)	4,000	—	53,500	3,000
Manufacturing plant start-up costs (8)	1,712	—	1,712	—
Restructuring and realignment costs (9)	680	—	7,703	—
Fees related to refinancing activities (10)	—	—	—	54
Loss on debt extinguishment (11)	—	14,602	—	31,856
Impairment of long-lived assets (12)	—	—	12,371	1,072
Drug substance harmonization costs (13)	—	193	—	483
Gain on sale of asset (14)	—	—	(2,000)	—
Total of other non-GAAP adjustments	75,424	45,350	336,846	197,595
Adjusted EBITDA	$509,034	$329,804	$921,766	$627,697

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP net income	$326,543	$292,840	$361,309	$199,239
Non-GAAP adjustments:
Depreciation (1)	4,112	5,157	11,956	19,229
Amortization and step-up:
Intangible amortization expense (2)	90,368	65,353	245,260	190,677
Amortization of debt discount and deferred financing costs (15)	1,500	1,208	3,740	12,025
Inventory step-up expense (3)	8,912	—	16,914	—
Share-based compensation (4)	54,804	30,356	170,394	113,834
Acquisition/divestiture-related costs (5)	9,228	199	88,166	47,296
Litigation settlement (6)	5,000	—	5,000	—
Upfront, progress and milestones payments related to license and collaboration agreements (7)	4,000	—	53,500	3,000
Manufacturing plant start-up costs (8)	1,712	—	1,712	—
Restructuring and realignment costs (9)	680	—	7,703	—
Fees related to refinancing activities (10)	—	—	—	54
Loss on debt extinguishment (11)	—	14,602	—	31,856
Impairment of long-lived assets (12)	—	—	12,371	1,072
Drug substance harmonization costs (13)	—	193	—	483
Gain on sale of asset (14)	—	—	(2,000)	—
Total of pre-tax non-GAAP adjustments	180,316	117,068	614,716	419,526
Income tax effect of pre-tax non-GAAP adjustments (16)	(37,102)	(23,063)	(148,353)	(80,122)
Other non-GAAP income tax adjustments (17)	(56,007)	5,331	(25,126)	20,541
Total non-GAAP adjustments	87,207	99,336	441,237	359,945
Non-GAAP net income	$413,750	$392,176	$802,546	$559,184

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	226,096,747	212,320,219	225,053,704	198,413,779

Non-GAAP Earnings Per Share – Basic
GAAP earnings per share – Basic	$1.44	$1.38	$1.61	$1.00
Non-GAAP adjustments	0.39	0.47	1.96	1.82
Non-GAAP earnings per share – Basic	$1.83	$1.85	$3.57	$2.82

Non-GAAP net income	$413,750	$392,176	$802,546	$559,184
Effect of assumed exchange of Exchangeable Senior Notes, net of tax	—	223	—	3,789
Numerator - non-GAAP net income	$413,750	$392,399	$802,546	$562,973

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	226,096,747	212,320,219	225,053,704	198,413,779
Ordinary share equivalents	10,102,042	12,959,618	10,202,720	19,431,212
Denominator - weighted average ordinary shares – Diluted	236,198,789	225,279,837	235,256,424	217,844,991

Non-GAAP Earnings Per Share – Diluted
GAAP earnings per share – Diluted	$1.38	$1.31	$1.54	$0.95
Non-GAAP adjustments	0.37	0.43	1.87	1.63
Non-GAAP earnings per share – Diluted	$1.75	$1.74	$3.41	$2.58

(1)	Represents depreciation expense related to our property, plant, equipment, software and leasehold improvements.

(2)

Intangible amortization expenses are associated with our intellectual property rights, developed technology and customer relationships related to TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, UPLIZNA, BUPHENYL, PENNSAID 2% and RAYOS.

(3)

During the three and nine months ended September 30, 2021, we recognized in cost of goods sold $8.9 million and $16.9 million, respectively, for inventory step-up expense related to UPLIZNA inventory revalued in connection with the Viela acquisition.  Refer to Note 5, Inventories, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further detail.

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

(6)	We recorded $5.0 million of expense during the three and nine months ended September 30, 2021 for litigation settlements.

(7)

During the nine months ended September 30, 2021, we recognized a $40.0 million upfront payment in relation to the agreement with Arrowhead, which was subsequently paid in July 2021.  In addition, we recognized $6.5 million of milestone payments in relation to daxdilimab (HZN-7734) and $7.0 million of progress payments with HemoShear Therapeutics, LLC, or HemoShear.

During the nine months ended September 30, 2020, we recognized a $3.0 million progress payment in relation to our agreement with HemoShear, which was paid in July 2020.

(8)

During the nine months ended September 30, 2021, we recorded $1.7 million of manufacturing plant start-up costs related to the purchase of a drug product manufacturing facility from EirGen in July 2021.

(9)	Represents rent and maintenance charges for the leased Lake Forest office that we vacated in the first quarter of 2021.

(10)	Represents arrangement and other fees relating to our refinancing activities.

(11)

During the nine months ended September 30, 2020, we recorded a loss on debt extinguishment of $31.9 million in the condensed consolidated statements of comprehensive income, which reflects the extinguishment of our Exchangeable Senior Notes.

(12)	During the nine months ended September 30, 2021, we recorded a right-of-use asset impairment charge of $12.4 million as a result of vacating the leased Lake Forest office.

During the nine months ended September 30, 2020, we recorded an impairment charge of $1.1 million related to the Novato, California office lease, which was obtained through an acquisition.

(13)

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

(14)

During the nine months ended September 30, 2021, gain on sale of asset represents a $2.0 million contingent consideration payment related to the sale of MIGERGOT in 2019.  The contingent consideration was triggered during the second quarter of 2021 and it was received in July 2021.

(15)	Represents amortization of debt discount and deferred financing costs associated with our debt.

(16)

Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment.

(17)

During the nine months ended September 30, 2021, we recognized a U.S. federal and state tax liability on U.S. taxable income generated from an intercompany transfer and license of intellectual property from a U.S. subsidiary to an Irish subsidiary which was partially offset by the recognition of a deferred tax asset in the Irish subsidiary, resulting in a non-GAAP tax adjustment of $26.2 million.  We also recognized a reduction in the state tax rate expected to apply to the reversal of temporary differences between the book values and tax bases of certain assets acquired through the Viela acquisition.  The reduction in state tax rate resulted in a reduction in the deferred tax liability relating to these assets and a non-GAAP tax adjustment of $51.3 million.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2021, we had retained earnings of $145.4 million.  We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines and global expansion initiatives, but we believe these cost increases will be more than offset by higher net sales and gross profits in future periods.  Additionally, we expect that our research and development costs will increase as we acquire or develop more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes.  In particular, we expect to incur substantial costs in connection with advancing our pipeline of medicine candidates and development programs in on-going and planned clinical trials.

Between December 2020 and April 2021, we experienced a short-term disruption in TEPEZZA supply as a result of U.S. government-mandated COVID-19 vaccine production orders pursuant to the DPA.  Refer to the Impact of COVID-19 section above for further information.  Due to the timing of new patients starting therapy and the restarting of therapy for existing patients following the supply disruption, we expect some variability in net sales of TEPEZZA for the remainder of 2021.

Further, following the highly successful launch of TEPEZZA, which significantly exceeded our expectations, we are in the process of expanding our production capacity to meet anticipated future demand for TEPEZZA.  As of September 30, 2021, we had total purchase commitments, including the minimum annual order quantities and binding firm orders, with AGC Biologics A/S (formerly known as CMC Biologics A/S) for TEPEZZA drug substance of €134.5 million ($155.8 million converted at a Euro-to-Dollar exchange rate as of September 30, 2021 of 1.1585), to be delivered through September 2023.  In addition, we had binding purchase commitments with Catalent for TEPEZZA drug product of $8.6 million, to be delivered through September 2022.

We also expect to incur additional costs and to enter into additional purchase commitments in connection with our efforts to expand TEPEZZA production capacity in order to meet an anticipated increase in demand.

In July 2021, we completed the purchase of a drug product manufacturing facility from EirGen for $67.9 million. Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

In February 2020, we purchased a three-building campus in Deerfield, Illinois, for total consideration and directly attributable transaction costs of $118.5 million.  The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space.  We made significant capital expenditures during the first quarter of 2021 in order to prepare the Deerfield campus for occupancy.  Our office employees previously located in Lake Forest, Illinois moved to the Deerfield campus in February 2021 and we are marketing the Lake Forest office space for sublease.  Vacating the Lake Forest leased office building in February 2021 represented a triggering event for impairment consideration of the right-of-use asset relating to this building.  During the first quarter of 2021, we recorded an impairment charge of $12.4 million as a result of vacating the Lake Forest office.  This charge was reported within impairment of long-lived assets in the condensed consolidated statement of comprehensive income.  In addition, we recorded a liability of $6.1 million in the first quarter of 2021 for maintenance charges as a result of vacating the leased Lake Forest office.

During the first quarter of 2021, under our license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or together referred to as Roche, we made a milestone payment of CHF50.0 million ($56.1 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.1228) in relation to the attainment of TEPEZZA net sales milestones.  The liability for this milestone payment was recorded during the year ended December 31, 2020.  In April 2021, under the acquisition agreement for River Vision Development Corp., or River Vision, we made a TEPEZZA net sales milestone payment of $67.0 million.  The liability for this milestone payment was recorded during the year ended December 31, 2020.  There are no further TEPEZZA net sales milestone obligations remaining to Roche and the former River Vision stockholders.  Our remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($46.2 million when converted using a CHF-to-Dollar exchange rate at September 30, 2021 of 1.0748).

During the year ended December 31, 2020, we committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P.  As of September 30, 2021, the total carrying amount of our investments in these funds was $20.7 million, which is included in other assets in the consolidated balance sheet, and our total future commitments to these funds are $44.7 million.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years.  As of September 30, 2021, we had $1,068.5 million in cash and cash equivalents and total debt with a book value of $2,557.8 million and face value of $2,610.0 million.  We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next 12 months from the issuance of the financial statements in this Quarterly Report on Form 10-Q.  We do not have any financial covenants or non-financial covenants that we expect to be affected by the economic disruptions and negative effects of the COVID-19 pandemic on the financial environment.

We have a significant amount of debt outstanding on a consolidated basis.  For a description of our debt agreements, refer to Note 13, Debt Agreements, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.  This substantial level of debt could have important consequences to our business, including, but not limited to: making it more difficult for us to satisfy our obligations; requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund acquisitions, capital expenditures, and future business opportunities; limiting our ability to obtain additional financing, including borrowing additional funds; increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and placing us at a disadvantage as compared to our competitors, to the extent that they are not as highly leveraged.  We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness.

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

During the nine months ended September 30, 2021, we issued an aggregate of 4.8 million of our ordinary shares in connection with stock option exercises and the vesting of restricted stock units and performance stock units.  We received a total of $40.0 million in proceeds in connection with such stock option exercises.  During the nine months ended September 30, 2021, we made payments of $158.1 million for employee withholding taxes relating to vesting of share-based awards.

Sources and Uses of Cash

The following table provides a summary of our cash position as of and cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	As of and for the Nine Months Ended September 30,
	2021	2020
Cash, cash equivalents and restricted cash	$1,072,386	$1,728,976
Cash provided by (used in):
Operating activities	496,714	145,871
Investing activities	(2,957,267)	(398,641)
Financing activities	1,460,411	900,482

Operating Cash Flows

During the nine months ended September 30, 2021, net cash provided by operating activities of $496.7 million was primarily attributable to cash collections from gross sales, partially offset by payments made related to patient assistance costs for our medicines and government rebates for our orphan segment medicines, payments related to selling, general and administrative expenses, including transaction costs related to the Viela acquisition, and payments related to research and development expenses.

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

Investing Cash Flows

During the nine months ended September 30, 2021, net cash used in investing activities of $2,957.3 million was primarily attributable to payments for acquisitions, net of $2,843.3 million which was primarily attributable to $2.6 billion paid in relation to the Viela acquisition, net of acquired cash.  In addition, we made a milestone payment of CHF50.0 million ($56.1 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.1228) under our license agreement with Roche and we made a milestone payment of $67.0 million to the former River Vision stockholders during the nine months ended September 30, 2021.  In the third quarter of 2021, we completed the purchase of a drug product manufacturing facility from EirGen for $67.9 million, which included an upfront cash payment of $64.8 million and $3.1 million of additional transaction costs, legal fees and liabilities assumed and we paid an upfront cash payment of $40.0 million in relation to the global agreement with Arrowhead in July 2021.

During the nine months ended September 30, 2020, net cash used in investing activities of $398.6 million was primarily attributable to payments for acquisitions of $262.3 million which consisted of $215.2 million of milestone payments associated with the acquisition of River Vision and our agreements with Roche, S.R. One and Lundbeckfond and $45.0 million due to the acquisition of Curzion in the second quarter of 2020.  Additionally, $112.5 million was paid in the first quarter of 2020 in relation to the purchase of a three-building campus in Deerfield, Illinois.

Financing Cash Flows

During the nine months ended September 30, 2021, net cash provided by financing activities of $1,460.4 million was primarily attributable to an additional $1.6 billion aggregate principal amount of term loans borrowed pursuant to an amendment to our Credit Agreement, the proceeds of which, in addition to a portion of our existing cash on hand, was used to pay the consideration for the Viela acquisition, partially offset by $158.1 million payment of employee withholding taxes relating to share-based awards.

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

Financial Condition as of September 30, 2021 compared to December 31, 2020

Accounts receivable, net.  Accounts receivable, net, increased $115.7 million, from $659.7 million as of December 31, 2020 to $775.4 million as of September 30, 2021.  The increase was primarily due to higher gross sales of our medicines during the third quarter of 2021 when compared to the fourth quarter of 2020.

Inventories, net.  Inventories, net, increased $162.1 million, from $75.3 million as of December 31, 2020 to $237.4 million as of September 30, 2021.  The increase was primarily due to stepped-up UPLIZNA inventory of $151.6 million, which consisted of $120.9 million of stepped-up work in process, $20.6 million of stepped-up finished goods and $10.1 million stepped-up raw materials.

Prepaid expenses and other current assets.  Prepaid expenses and other current assets increased $76.8 million, from $251.9 million as of December 31, 2020 to $328.7 million as of September 30, 2021.  The increase was primarily due to an increase of $31.2 million in upfront payments for inventory and an increase of $26.1 million in deferred charge for taxes on intercompany profits.

Property, plant and equipment, net.  Property, plant and equipment, net, increased $96.8 million, from $189.0 million as of December 31, 2020 to $285.8 million as of September 30, 2021.  The increase was primarily due to additions of $46.2 million related to the purchase of a drug product manufacturing facility from EirGen in July 2021 and $42.3 million of additions related to the Deerfield campus.  Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details of the purchase of the drug product manufacturing facility.

Developed technology and other intangible assets, net.  Developed technology and other intangible assets, net, increased $1,268.2 million, from $1,782.9 million as of December 31, 2020 to $3,051.1 million as of September 30, 2021. During the nine months ended September 30, 2021, in connection with the acquisition of Viela, we capitalized $1,493.0 million of developed technology related to UPLIZNA.  This was partially offset by amortization of developed technology of $245.3 million during the nine months ended September 30, 2021.

In-process research and development. On March 15, 2021, we completed the acquisition of Viela and acquired $910.0 million of IPR&D.  On March 24, 2021, we announced that our strategic partner, Mitsubishi Tanabe Pharma Corporation, had received manufacturing and marketing approval of UPLIZNA in Japan.  As a result, we transferred $30.0 million of IPR&D to developed technology.  As of September 30, 2021, the remaining IPR&D relating to the Viela acquisition was $880.0 million.

Goodwill.  Goodwill increased $655.3 million, from $413.7 million as of December 31, 2020 to $1,069.0 million as of September 30, 2021 due to the Viela acquisition.  Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details of this acquisition.

Deferred tax assets, net. Deferred tax assets, net, increased $222.1 million from $560.8 million as of December 31, 2020 to $782.9 million as of September 30, 2021 primarily due to a benefit for income taxes recognized during the nine months ended September 30, 2021.

Other assets.  Other assets increased $70.2 million, from $55.7 million as of December 31, 2020 to $125.9 million as of September 30, 2021.  In October 2019, we entered into an agreement for lease relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  In May 2021, the construction of the office was completed by the lessor and the lease became effective. As a result, we recognized $60.9 million as a right-of-use asset and a corresponding lease liability on the condensed consolidated balance sheet.

Accrued trade discounts and rebates.  Accrued trade discounts and rebates decreased $48.9 million, from $352.4 million as of December 31, 2020 to $303.5 million as of September 30, 2021. This was primarily due to a decrease in accrued co-pay and other patient assistance costs primarily due to a decreased proportion of inflammation segment medicines sold, including the impact of generic competition on DUEXIS sales, partially offset by an increase in accrued government rebates and chargebacks due to timing of receipt of invoices.

Long-term debt, net.  Long-term debt, net increased $1,554.5 million from $1,003.4 million as of December 31, 2020 to $2,557.9 million as of September 30, 2021.  The increase was primarily related to an additional $1.6 billion aggregate principal amount of term loans we borrowed pursuant to an amendment to our Credit Agreement, the proceeds of which, in addition to a portion of our existing cash on hand, was used to pay the consideration for the Viela acquisition. Refer to Note 13, Debt Agreements, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Deferred tax liabilities, net.  Deferred tax liabilities, net, increased $525.1 million from $66.5 million as of December 31, 2020 to $591.6 million as of September 30, 2021 primarily due to the Viela acquisition.  Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details of this acquisition.

Other long-term liabilities.  Other long-term liabilities increased $53.3 million, from $101.7 million as of December 31, 2020 to $155.0 million as of September 30, 2021.  In October 2019, we entered into an agreement for lease relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  In May 2021, the construction of the office was completed by the lessor and the lease became effective.  As a result, we recognized $60.9 million as a right-of-use asset and a corresponding lease liability on the condensed consolidated balance sheet.

Contractual Obligations

As of September 30, 2021, there were no material changes to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except for our entry into the following commitments described below.

On June 18, 2021, we entered into a global agreement with Arrowhead for ARO-XDH, a previously undisclosed discovery-stage investigational RNA interference therapeutic, being developed by Arrowhead as a potential treatment for uncontrolled gout.  Under the terms of the agreement, we paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed products.  Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

On March 15, 2021, we completed the acquisition of Viela, in which we acquired all of the issued and outstanding shares of Viela’s common stock for $53.00 per share in cash.  The total consideration for the acquisition was approximately $3.0 billion, including cash acquired of $342.3 million.  We financed the transaction through cash on hand and $1.6 billion of aggregate principal amount of term loans pursuant to our existing credit agreement.  Refer to Note 4, Acquisitions, Divestitures and other Arrangements, and Note 13, Debt Agreements, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

In October 2019, we entered into an agreement for lease relating to approximately 63,000 square feet of office space under construction in Dublin, Ireland.  In May 2021, the construction of the office was completed by the lessor and the lease became effective.  As a result, we recognized $60.9 million of a lease liability on the condensed consolidated balance sheet.  The lease is due to expire in May 2041. Refer to Note 14, Lease Obligations, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

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

During the nine months ended September 30, 2021, there have been no significant changes in our application of our critical accounting policies.  A summary of our critical accounting policies is included in Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 15, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.  We are subject to interest rate fluctuation exposure through our borrowings under our Credit Agreement and our investment in money market accounts which bear a variable interest rate.  Our approximately $418.0 million aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in December 2019, or the December 2019 Term Loans, and loans under our incremental revolving credit facility, or Revolving Credit Facility, bear interest, at our option, at a rate equal to the London Inter-Bank Offered Rate, or LIBOR, plus 2.25% per annum (subject to a 0.00% LIBOR floor), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%.  Our December 2019 Term Loans are based on LIBOR.  The one-month LIBOR rate as of October 20, 2021, which was the most recent date the interest rate on the December 2019 Term Loans was fixed, was 0.13%, and as a result, the interest rate on our December 2019 Term Loans is currently 2.38% per annum.  As of September 30, 2021, the Revolving Credit Facility was undrawn.  Our $1.6 billion aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in March 2021, or the 2028 Term Loans, bear interest, at our option, at a rate equal to LIBOR, plus 2.00% per annum (subject to a 0.50% LIBOR floor), or the adjusted base rate plus 1.00% per annum with a step-down to LIBOR plus 1.75% per annum or the adjusted base rate plus 0.75% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00.  Our 2028 Term Loans are based on LIBOR.  The one-month LIBOR rate as of October 20, 2021, which was the most recent date the interest rate on the 2028 Term Loans was fixed, was 0.13%, and as a result, the interest rate on our 2028 Term Loans is currently 2.50% per annum.  Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, intends to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR.

An increase in the LIBOR of 100 basis points above the current LIBOR rate would increase our interest expense related to the Credit Agreement by $14.1 million per year.

The goals of our investment policy are to preserve capital, fulfill liquidity needs and maintain fiduciary control of cash.  To achieve our goal of maximizing income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds, time deposits and U.S. federal government securities. Because of the short-term maturities of our cash equivalents, we do not believe that a decrease in interest rates would have any material negative impact on the fair value of our cash equivalents.

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

Credit Risk.  Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers.  As of September 30, 2021 and December 31, 2020, our top four customers accounted for approximately 96% and 93%, respectively, of our total outstanding accounts receivable balances.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  During the quarter ended September 30, 2021, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings, refer to Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

The commercialization of our medicines has been and may continue to be adversely impacted by COVID-19 and actions taken to slow its spread.  For example, patients have postponed visits to healthcare provider facilities, certain healthcare providers have temporarily closed their offices or are restricting patient visits, healthcare provider employees may become generally unavailable and there could be disruptions in the operations of payers, distributors, logistics providers and other third parties that are necessary for our medicines to be prescribed, reimbursed and administered to patients.  In addition, due to reduced willingness of patients to visit physician offices and infusion centers, sales of KRYSTEXXA have been negatively impacted, and this impact may continue in future quarters until healthcare activities and patient visits return to normal levels.  In addition, while we experienced a much higher number of new patients in 2020 for TEPEZZA than our initial estimates, the impact from COVID-19 slowed the generation of patient enrollment forms for TEPEZZA, which drive new patient starts, and this impact may continue following the end of the TEPEZZA supply disruption.  It is also possible that a prolonged period of “shelter-in-place” orders and social distancing behaviors and the associated reduction of physician office visits could force various healthcare practices to permanently close or to consolidate with larger practices or healthcare groups, which could cause us to lose previously-established physician relationships.  We cannot predict how long the COVID-19 pandemic will continue to negatively impact sales of our medicines and we expect that even after government-mandated restrictions are lifted, our sales force activities, healthcare provider operations and patients’ willingness to visit healthcare facilities will continue to be limited. We also cannot predict how effective any of our virtual patient, physician and partner support initiatives will be with respect to marketing and supporting the administration and reimbursement of our medicines.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our medicines.  In particular, some of our suppliers of certain materials used in the production of our medicines are located in regions that have been subject to COVID-19-related actions and policies that limit the conduct of normal business operations.  To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to COVID-19, our ability to continue meeting commercial demand for our medicines in the United States or advancing development of our medicine candidates may become impaired.  For example, On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of U.S. government-mandated COVID-19 vaccine production pursuant to the Defense Production Act of 1950, or DPA, that have dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent Indiana, LLC, or Catalent.  In March 2021, the FDA approved a prior approval supplement to the TEPEZZA Biologics License Application, or BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  We commenced resupply of TEPEZZA to the market in April 2021.  However, our ability to continue TEPEZZA supply is dependent on future committed manufacturing slots for TEPEZZA not being cancelled and being run successfully, which could be impacted by additional government-mandated COVID-19 vaccine production orders and other risks associated with our reliance on our third-party manufacturers discussed below.  If we were to experience another disruption of TEPEZZA supply, it would have a material adverse effect on our operating results and ability to achieve our financial projections in 2021.  Refer to the Impact of COVID-19 section in Item 2 of this Quarterly Report on Form 10-Q for further information.  At this time, we consider the inventories on hand of our medicines to be sufficient to meet our commercial requirements.

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
•

the extent and duration of the COVID-19 pandemic, including the extent to which physicians and patients delay visits or writing or filling prescriptions for our medicines and the extent to which operations of healthcare facilities, including infusion centers, are reduced;

•	the performance of third-party distribution partners, over which we have limited control; and
•	medicine labeling or medicine insert requirements of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities.

With respect to TEPEZZA, sales will depend on market acceptance and adoption by physicians and healthcare payers, as well as the ability and willingness of physicians who do not have in-house infusion capability to refer patients to infusion sites of care.  With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales, marketing and clinical strategies, which are intended to expand the patient population and usage of KRYSTEXXA.  This includes our marketing efforts in nephrology and our studies designed to improve the response rate to KRYSTEXXA, to evaluate a shorter infusion time, and to evaluate the use of KRYSTEXXA in kidney transplant patients.  With respect to RAVICTI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI and to educate patients and physicians on the benefits of continuing RAVICTI therapy once initiated.  With respect to PROCYSBI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation immediate-release cysteamine therapy to PROCYSBI, to identify additional patients with nephropathic cystinosis and to educate patients and physicians on the benefits of continuing therapy once initiated.  With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to identify additional patients with such conditions and educate patients and physicians on the benefits of continuing treatment once initiated.  With respect to UPLIZNA, sales will depend on market acceptance and adoption by physicians and healthcare payers, as well as the ability and willingness of physicians who do not have in-house infusion capability to refer patients to infusion sites of care.  With respect to each of PENNSAID 2% w/w, or PENNSAID 2%, and RAYOS, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers.  If our current medicines or any other medicine that we may seek approval for, or acquire, fail to attain market acceptance, we may not be able to generate significant revenue to sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

Our future prospects are highly dependent on our ability to successfully develop and execute commercialization strategies for each of our medicines.  Failure to do so would adversely impact our financial condition and prospects.*

A substantial majority of our resources are focused on the commercialization of our current medicines.  Our ability to generate significant medicine revenues and to achieve commercial success in the near-term will initially depend almost entirely on our ability to successfully commercialize these medicines in the United States.  With respect to our orphan segment, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for label expansion and more effective use through clinical trials, as well as opportunities for commercialization outside of the United States.  Our comprehensive post-launch commercial strategy for TEPEZZA aims to enable more thyroid eye disease, or TED, patients to benefit from TEPEZZA.  We are doing this by: (i) facilitating continued TEPEZZA uptake in the treatment of TED through continued promotion of TEPEZZA to treating physicians; (ii) continuing to develop the TED market by increasing physician awareness of the disease severity, the urgency to diagnose and treat it, as well as the benefits of treatment with TEPEZZA; (iii) driving accelerated disease identification and time to treatment through our digital and broadcast marketing campaigns; (iv) enhancing the patient journey with our high-touch, patient-centric model as well as support for the patient and site-of-care referral processes; and (v) expanding more timely access to TEPEZZA for TED patients.  Our strategy with respect to KRYSTEXXA includes existing rheumatology account growth, new rheumatology account growth and accelerating nephrology growth, as well as development efforts to enhance response rates through combination treatment with methotrexate and to shorten the infusion time.  With respect to RAVICTI and PROCYSBI, our strategy includes accelerating the transition of patients from first-generation therapies, increasing the diagnosis of the associated rare conditions through patient and physician outreach; and increasing compliance rates.  Our strategy with respect to ACTIMMUNE, includes increasing awareness and diagnosis of chronic granulomatous disease and increasing compliance rates.  With respect to our strategy for UPLIZNA, which leverages the successful strategies we have employed with TEPEZZA and KRYSTEXXA, our aim is to (i) generate greater demand for the medicine by investing in the commercial and clinical support infrastructure; (ii) drive physician awareness of the benefits of UPLIZNA for the treatment of neuromyelitis optica spectrum disorder, or NMOSD, and what differentiates UPLIZNA from other medicines by generating additional trial data analyses and clinical evidence; and (iii) optimize timely access for patients to UPLIZNA with best-in-class patient services, infusion site-of-care referral processes and reimbursement support services.  A key component of the strategy is to complete a comprehensive assessment of the current overall commercial and clinical support infrastructure for UPLIZNA to ensure optimal support for the medicine.

We are focusing a significant portion of our commercial activities and resources on TEPEZZA, and we believe our ability to grow our long-term revenues, and a significant portion of the value of our company, relates to our ability to successfully commercialize TEPEZZA in the United States.  As a newly launched medicine for a disease that had no previously-approved treatments, successful commercialization of TEPEZZA is subject to many risks.  There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.  While we have established our commercial team and U.S. sales force, we will need to further train and develop the team in order to continue successfully commercializing TEPEZZA.  There are many factors that could cause commercialization of TEPEZZA to be unsuccessful, including a number of factors that are outside our control.  Because no medicine has previously been approved by the FDA for the treatment of TED, it is especially difficult to estimate TEPEZZA’s market potential or the time it will take to increase patient and physician awareness of TED and change current treatment paradigms.  For example, shortly after the launch of TEPEZZA, we transitioned our sales force to a virtual model in light of the COVID-19 pandemic, which, combined with physicians generally reducing their own availability, made it more challenging to execute on our strategy to educate physicians about TEPEZZA and the treatment of TED.  In addition, some physicians that are potential prescribers of TEPEZZA do not have the necessary infusion capabilities to administer the medicine and may not otherwise be able or willing to refer their patients to third-party infusion centers, which may discourage them from treating their patients with TEPEZZA.  The commercial success of TEPEZZA depends on the extent to which patients and physicians accept and adopt TEPEZZA as a treatment for TED.  For example, if the patient population suffering from TED is smaller than we estimate, if it proves difficult to identify TED patients or educate physicians as to the availability and potential benefits of TEPEZZA, or if physicians are unwilling to prescribe or patients are unwilling to take TEPEZZA, the commercial potential of TEPEZZA will be limited.  In addition, the prior disruption in TEPEZZA supply resulted in existing patients stopping therapy and an inability of new patients to initiate therapy.  We began resupplying TEPEZZA to the market in April 2021.  Our ability to continue TEPEZZA supply could be impacted by additional government-mandated COVID-19 vaccine production orders and other risks associated with our reliance on our third-party manufacturers discussed below.  We also have limited information regarding how physicians, patients and payers will respond to the pricing of TEPEZZA.  Physicians may not prescribe TEPEZZA and patients may be unwilling to use TEPEZZA if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost.  Thus, significant uncertainty remains regarding the commercial potential of TEPEZZA.  If the continued commercialization of TEPEZZA becomes unsuccessful or perceived as disappointing, the price of our ordinary shares could decline significantly and long-term success of the medicine and our company could be harmed.

With respect to PENNSAID 2% and RAYOS, our strategy has included entering into rebate agreements with pharmacy benefit managers, or PBMs, where we believe the rebates and costs justify expanded formulary access for patients and ensuring patient assistance to this medicine when prescribed through our HorizonCares program.  However, we cannot guarantee that we will be able to secure additional rebate agreements on commercially reasonable terms, that expected volume growth will sufficiently offset the rebates and fees paid to PBMs or that our existing agreements with PBMs will have the intended impact on formulary access.  In addition, as the terms of our existing agreements with PBMs expire, we may not be able to renew the agreements on commercially favorable terms, or at all.  For each of our inflammation segment medicines, we expect that our commercial success will depend on our sales and marketing efforts in the United States, reimbursement decisions by commercial payers, the expense we incur through our patient assistance program for fully bought down contracts and the rebates we pay to PBMs, as well as the impact of numerous efforts at federal, state and local levels to further reduce reimbursement and net pricing of inflammation segment medicines.

In addition, our strategy for RAYOS in the United States is to focus on the rheumatology indications approved for RAYOS, including our collaboration with the Alliance for Lupus Research, to study the effect of RAYOS on the fatigue experienced by systemic lupus erythematosus, or SLE, patients.

If any of our commercial strategies are unsuccessful or we fail to successfully modify our strategies over time due to changing market conditions, our ability to increase market share for our medicines, grow revenues and to sustain profitability will be harmed.

We are dependent on wholesale distributors for distribution of our products in the United States and, accordingly, our results of operations could be adversely affected if they encounter financial difficulties.*

During the nine months ended September 30, 2021, four wholesale distributors accounted for substantially all of our sales in the United States.  If one of our significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with us, and we may be unable to collect all the amounts that the distributor owes on a timely basis or at all, which could negatively impact our business and results of operations.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biotech company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights.  We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights.  In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities.  As of September 30, 2021, we had approximately 485 sales representatives in the field, consisting of approximately 280 orphan segment sales representatives and 205 inflammation segment sales representatives.  We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming.  We also cannot be certain that we will be able to continue to successfully develop this capability.

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

As a result of the evolving role of various constituents in the prescription decision making process, we focus on hiring sales representatives for our inflammation segment medicines with successful business to business experience.  While we believe the profile of our representatives is suited for this environment, we cannot be certain that our representatives will be able to successfully protect our market for PENNSAID 2% and RAYOS or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills.  We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel.  To the extent we rely on additional third parties to commercialize any approved medicines, we may receive less revenue than if we commercialized these medicines ourselves.  In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts.  In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization, we may not be able to commercialize our medicines and medicine candidates and execute on our business plan.

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

To market any drugs or biologics outside of the United States, we and current or future collaborators must comply with numerous and varying regulatory and compliance related requirements of other countries.  For example, we are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States, including Japan where we are engaging with the Pharmaceuticals and Medical Devices Agency, or PMDA, and the Japanese medical community.  Furthermore, we are investing in our European infrastructure to support the potential first-quarter 2022 approval of UPLIZNA by the European Medicines Agency, or EMA, for NMOSD.  UPLIZNA has been granted orphan designation by the European Commission, or EC.  That designation is subject to additional review by the Committee for Orphan Medicinal Products, or COMP, and may or may not be maintained.  In addition, on March 24, 2021, we announced that our strategic partner, Mitsubishi Tanabe Pharma Corporation, or MTPC, had received manufacturing and marketing approval of UPLIZNA for NMOSD in Japan. Approval procedures vary among countries and can involve additional medicine testing and additional administrative review periods, including obtaining reimbursement and pricing approval in select markets.  The time required to obtain approval in other countries might differ from that required to obtain FDA approval.  The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks.  Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

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

Even if we believe that data collected from our pre-clinical studies, CMC studies and clinical trials of our medicine candidates are promising and that our information and procedures regarding CMC are sufficient, our data may not be sufficient to support marketing approval by regulatory authorities, or regulatory interpretation of these data and procedures may be unfavorable.  For example, based upon the results of our MIRROR randomized controlled trial evaluating KRYSTEXXA and methotrexate versus KRYSTEXXA alone, we intend to submit a supplemental BLA for KRYSTEXXA, but we cannot guarantee that the FDA will accept our submission for filing or will approve a revised label for KRYSTEXXA.  Even if approved, medicine candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the medicine may be marketed, restricted distribution methods or other limitations.  Our business and reputation may be harmed by any failure or significant delay in obtaining regulatory approval for the sale of any of our medicine candidates.  We cannot predict when or whether regulatory approval will be obtained for any medicine candidate we develop.

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

Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations (Northern Ireland is still covered by the centralized authorization procedure which leads to a marketing authorization that is valid throughout the EEA and can participate, with certain restrictions, in the other procedures available to market a medicine in the EU).  Our medicine candidates require a separate marketing authorization for Great Britain, which involves additional administrative burden.  Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, could prevent us from or delay us commercializing our medicine candidates in the UK and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability.  If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EEA for our medicine candidates, which could significantly and materially harm our business.

Brexit may influence the attractiveness of the UK as a place to conduct clinical trials.  The EU’s regulatory environment for clinical trials is being harmonized as part of the Clinical Trials Regulation, which the EC has confirmed will be applicable from January 31, 2022, but it is currently unclear as to what extent the UK will seek to align its regulations with the EU.  Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for our medicine candidates in the EEA on the basis of clinical trials conducted in the UK.

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

We rely on AGC Biologics A/S (formerly known as CMC Biologics A/S), or AGC Biologics, as our exclusive manufacturer of the TEPEZZA drug substance and Catalent, for TEPEZZA drug product.  On December 17, 2020, we announced that we expected a short-term disruption in TEPEZZA supply as a result of U.S. government-mandated COVID-19 vaccine production orders pursuant to the DPA that dramatically restricted capacity available for the production of TEPEZZA at our drug product contract manufacturer, Catalent. To offset the reduced slots allowed by the DPA and Catalent, we accelerated plans to increase the production scale of TEPEZZA drug product.  In March 2021, the FDA approved a prior approval supplement to the TEPEZZA BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product resulting in an increased number of vials with each manufacturing slot.  We commenced resupply of TEPEZZA to the market in April 2021, but we cannot guarantee that our currently contracted TEPEZZA manufacturing slots at Catalent will not be rescheduled or canceled as a result of additional U.S. government-mandated COVID-19 vaccine production orders, or that they will be completed successfully.  During the third quarter of 2021, we were informed that one of our contract manufacturers is manufacturing an adjuvant for a COVID-19 vaccine.  The adjuvant is being manufactured on a different line to the line used to manufacture our medicine.  We do not expect the manufacturing of this adjuvant to impact the supply of our medicine.  While we are not currently aware of any manufacturing facilities, other than Catalent and the other previously mentioned contract manufacturer, that are part of the supply chain for our medicines that are being utilized for the manufacture of vaccines for COVID-19,  similar circumstances could arise in the future and could result in supply disruption to our other medicines.  Further, following the highly successful launch of TEPEZZA, which significantly exceeded our expectations, we began the process of expanding our production capacity in 2020 to meet anticipated future demand for TEPEZZA.  If AGC Biologics fails to supply TEPEZZA drug substance or if Catalent fails to supply TEPEZZA drug product for a period beyond our current expectation or either manufacturer is otherwise unable to meet our volume requirements due to unexpected market demand for TEPEZZA, it may lead to further TEPEZZA supply constraints.  In addition, while we are making progress with our second drug product manufacturer and we are on track to begin shipping TEPEZZA supply from this manufacturer, assuming FDA approval, by the end of 2021, it is possible this timeline could be delayed.

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

In July 2021, we purchased a biologic drug product manufacturing facility in Waterford, Ireland, which is intended to be an additional source of manufacturing to supplement the capabilities of our third-party drug product manufacturers.  We are in the process of completing the build-out and validation of this facility and assuming timely receipt of regulatory approvals, we expect that the first medicine manufactured at the facility to be approved for release in 2023.  However, we have no experience as a company in developing, validating, obtaining regulatory approval for or running a manufacturing facility and may not be successful in these activities.  Even if we are successful in producing medicines at the Waterford facility for commercial sale once we receive the required regulatory approvals, we expect to remain dependent on our third-party manufacturing partners in the near-term and potentially longer.

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

Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED.  While these therapies have not proved effective in treating the underlying disease, and carry with them significant side effects, their off-label use could reduce or delay treatment in the addressable patient population for TEPEZZA.  Immunovant Inc., or Immunovant, is conducting Phase 2 clinical trials of a fully human anti-FcRn monoclonal antibody candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy.  On February 2, 2021, Immunovant announced a voluntary pause in the clinical dosing of the candidate due to elevated total cholesterol and low-density lipoprotein levels in patients treated with the candidate.  Immunovant has indicated it intends to continue developing the candidate but did not provide an estimate of when the dosing might resume.  Viridian Therapeutics, Inc. is pursuing development of an anti-IGF-1R monoclonal antibody for TED and has announced plans to initiate a Phase 2 trial in the fourth quarter of 2021.  While KRYSTEXXA faces limited direct competition, a number of competitors have medicines in clinical trials, including Selecta Biosciences Inc., or Selecta, which has initiated a Phase 3 trial of a candidate for the treatment of chronic refractory gout.  In September 2020, Selecta announced topline clinical data that did not meet the primary endpoint or demonstrate statistical superiority for its Phase 2 trial that compared its candidate, which includes an immunomodulator, to KRYSTEXXA alone.  In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this candidate.  RAVICTI could face competition from a few medicine candidates that are in development, including a gene-therapy candidate by Ultragenyx Pharmaceutical Inc., a generic taste-masked formulation option of BUPHENYL by ACER Therapeutics Inc., an enzyme replacement for a specific UCD subtype (ARG) by Aeglea Bio Therapeutics Inc. and a mRNA-based therapeutic for a specific UCD subtype (OTC) by Arcturus Therapeutics Holdings Inc.  PROCYSBI faces competition from Cystagon® (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis, Cystadrops® (cysteamine ophthalmic solution) for the treatment of corneal cystine crystal deposits and CystaranTM (cysteamine ophthalmic solution) for treatment of corneal crystal accumulation in patients with cystinosis.  Additionally, we are also aware that AVROBIO, Inc. has a gene therapy candidate in development for the treatment of cystinosis.  UPLIZNA faces competition from eculizumab, marketed as Soliris® by AstraZeneca plc, or AstraZeneca, and satralizumab, marketed as EnspryngTM by Chugai Pharmaceuticals Co., Ltd., or Chugai, a subsidiary of Roche, each for the treatment of patients with NMOSD.  AstraZeneca is also conducting a Phase 3 trial with Ultomiris® (ravulizumab) in NMOSD and, if approved for this indication, UPLIZNA could face additional competition.  UPLIZNA also faces competition from rituximab, an off-label treatment that has been used for years to treat NMOSD given the lack of an approved medicine for this disease prior to 2019.   PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2%.  The generic version of Voltaren Gel is the market leader in the topical NSAID category.  Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician.  Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe PENNSAID 2%, those prescriptions may not result in sales.  If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, sales of PENNSAID 2% may suffer despite any success we may have in promoting PENNSAID 2% to physicians.

We have also entered into settlement and license agreements that may allow certain of our competitors to sell generic versions of certain of our medicines in the United States, subject to the terms of such agreements.   We granted (i) non-exclusive licenses to manufacture and commercialize generic versions of PENNSAID 2% in the United States after October 17, 2027, (ii) a non-exclusive license to manufacture and commercialize a generic version of RAYOS tablets in the United States after December 23, 2022, (iii) non-exclusive licenses to manufacture and commercialize generic versions of RAVICTI in the United States after July 1, 2025, or earlier under certain circumstances and (iv) non-exclusive license to manufacture and commercialize a generic version of PROCYSBI in the United States after March 31, 2030, or earlier under certain circumstances.

On February 27, 2020, following a judgment in federal court invalidating certain patents covering VIMOVO, Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd, or collectively, Dr. Reddy’s, launched a generic version of VIMOVO in the United States.  While patent litigation against Dr. Reddy’s for infringement continues on additional patents in the New Jersey District Court, we now face generic competition for VIMOVO, which has negatively impacted net sales of VIMOVO. As a result, we have repositioned our promotional efforts previously directed to VIMOVO to the other inflammation segment medicines and expect that our VIMOVO net sales will continue to decrease in future periods.

On August 4, 2021, following a favorable judgment in the District Court, Alkem Laboratories, Inc., or Alkem, launched a generic version of DUEXIS in the United States.  While patent litigation against Alkem continues in the Federal Circuit Court of Appeals, we now face generic competition for DUEXIS, which has negatively impacted net sales of DUEXIS.  As a result, we have repositioned our promotional efforts previously directed to DUEXIS to the other inflammation segment medicines and expect that our DUEXIS net sales will continue to decrease in future periods.

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

Our biologic medicines and candidates may face biosimilar competition sooner than anticipated. *

Even if we are successful in achieving regulatory approval to commercialize a biologic medicine candidate ahead of our competitors, our biologic medicines and candidates may face competition from biosimilar products.  In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for FDA approval of biosimilar and interchangeable biological products based on a previously licensed reference product.  Under the BPCIA, an application for a biosimilar biological product cannot be approved by the FDA until 12 years after the original reference biological product was approved under a BLA.  The law is complex and is still being interpreted and implemented by the FDA.  As a result, its ultimate impact, implementation, and meaning are subject to uncertainty and any such processes could have a material adverse effect on the future commercial prospects for our biologic medicines and candidates.

We believe that any of our candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity available to reference biological products.  However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our candidates to be reference biological products pursuant to its interpretation of the exclusivity provisions of the BPCIA for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated.  Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference medicines in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing including whether a future competitor seeks an interchangeability designation for a biosimilar of one of our medicines.  Under the BPCIA as well as state pharmacy laws, only interchangeable biosimilar products are considered substitutable for the reference biological product without the intervention of the health care provider who prescribed the original biological product.  However, as with all prescribing decisions made in the context of a patient-provider relationship and a patient’s specific medical needs, healthcare providers are not restricted from prescribing biosimilar products in an off-label manner.  In addition, a competitor could decide to forego the abbreviated approval pathway available for biosimilar products and to submit a full BLA for product licensure after completing its own preclinical studies and clinical trials.  In such a situation, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its biological product as soon as it is approved.

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

If we are unable to maintain or realize the benefits of orphan drug exclusivity, we may face increased competition with respect to certain of our medicines.*

Under the Orphan Drug Act of 1983, the FDA may designate a medicine as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States.  A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval.  PROCYSBI received ten years of market exclusivity, through 2023, as an orphan drug in Europe.  PROCYSBI received seven years of market exclusivity, through 2022, for patients two years of age to less than six years of age, and seven years of market exclusivity, through 2024, for patients one year of age to less than two years of age, as an orphan drug in the United States.  TEPEZZA has been granted orphan drug exclusivity for treatment of active (dynamic) phase Graves’ ophthalmopathy, which we expect will provide orphan drug marketing exclusivity in the United States until January 2027.  In addition, UPLIZNA was granted orphan drug exclusivity for the treatment of NMOSD, which we expect will provide orphan drug marketing exclusivity in the United States until June 2027.  However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to ensure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition.  Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective.  In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient.  If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering the applicable medicine, we could be subject to generic competition and revenues from the medicine could decrease materially.  In addition, if a subsequent drug is approved for marketing for the same or a similar indication as our medicines despite orphan drug exclusivity, we may face increased competition and lose market share with respect to these medicines.

A Breakthrough Therapy Designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our medicine candidates will receive marketing approval.*

We do not currently have Breakthrough Therapy Designation for any of our medicine candidates, but may seek such designation in the future for other medicine candidates.  A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.  For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. Drugs designated as Breakthrough Therapies are also eligible for accelerated approval.

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

If we cannot successfully implement our patient assistance programs or increase formulary access and reimbursement for our medicines in the face of increasing pressure to reduce the price of medications, the adoption of our medicines by physicians, patients and payers may decline.*

There continues to be immense pressure from healthcare payers, PBMs and others to use less expensive or generic medicines or over-the-counter brands instead of certain branded medicines.  For example, some PBMs have placed certain of our medicines on their exclusion lists from time to time, which has resulted in a loss of coverage for patients whose healthcare plans have adopted these PBM lists.  Additional healthcare plans, including those that contract with these PBMs but use different formularies, may also choose to exclude our medicines from their formularies or restrict coverage to situations where a generic or over-the-counter medicine has been tried first.  Many payers and PBMs also require patients to make co-payments for branded medicines, including many of our medicines, in order to incentivize the use of generic or other lower-priced alternatives instead.  Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispenses an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician.  Because our medicines (other than BUPHENYL, DUEXIS and VIMOVO) do not currently have FDA-approved generic equivalents in the United States, we do not believe our medicines should be subject to mandatory generic substitution laws.  If limitations in coverage and other incentives result in patients refusing to fill prescriptions or being dissatisfied with the out-of-pocket costs of their medications, or if pharmacies otherwise seek and receive physician authorization to switch prescriptions, not only would we lose sales on prescriptions that are ultimately not filled, but physicians may be dissuaded from writing prescriptions for our medicines in the first place in order to avoid potential patient non-compliance or dissatisfaction over medication costs, or to avoid spending the time and effort of responding to pharmacy requests to switch prescriptions.

Part of our commercial strategy to increase adoption and access to our medicines in the face of these incentives to use generic alternatives is to offer physicians the opportunity to have eligible patients fill prescriptions through independent pharmacies participating in our HorizonCares patient assistance program, including shipment of prescriptions to patients.  We also have contracted with a third-party prescription clearinghouse that offers physicians a single point of contact for processing prescriptions through these independent pharmacies, reducing physician administrative costs, increasing the fill rates for prescriptions and enabling physicians to monitor refill activity.  Through HorizonCares, financial assistance may be available to reduce eligible patients’ out-of-pocket costs for prescriptions filled.  Because of this assistance, eligible patients’ out-of-pocket cost for our medicines when dispensed through HorizonCares may be significantly lower than such costs when our medicines are dispensed outside of the HorizonCares program.  However, to the extent physicians do not direct prescriptions currently filled through traditional pharmacies, including those associated with or controlled by PBMs, to pharmacies participating in our HorizonCares program, we may experience a significant decline in PENNSAID 2% prescriptions.  Our ability to increase utilization of our patient assistance programs will depend on physician and patient awareness and comfort with the programs, and we do not control whether physicians will ultimately use our patient assistance programs to prescribe our medicines or whether patients will agree to receive our medicines through our HorizonCares program.  In addition, the HorizonCares program is not available to federal health care program (such as Medicare and Medicaid) beneficiaries.  We have also contracted with certain PBMs and other payers to secure formulary status and reimbursement for certain of our inflammation segment medicines, which generally require us to pay administrative fees and rebates to the PBMs and other payers for qualifying prescriptions.  While we have business relationships with two of the largest PBMs, Express Scripts, Inc., or Express Scripts, and CVS Caremark, as well as rebate agreements with other PBMs, and we believe these agreements will secure formulary status for certain of our medicines, we cannot guarantee that we will be able to agree to terms with other PBMs and other payers, or that such terms will be commercially reasonable to us.  Despite our agreements with PBMs, the extent of formulary status and reimbursement will ultimately depend to a large extent upon individual healthcare plan formulary decisions.  If healthcare plans that contract with PBMs with which we have agreements do not adopt formulary changes recommended by the PBMs with respect to our medicines, we may not realize the expected access and reimbursement benefits from these agreements.  In addition, we generally pay higher rebates for prescriptions covered under plans that adopt a PBM-chosen formulary than for plans that adopt custom formularies.  Consequently, the success of our PBM contracting strategy will depend not only on our ability to expand formulary adoption among healthcare plans, but also upon the relative mix of healthcare plans that have PBM-chosen formularies versus custom formularies.  If we are unable to realize the expected benefits of our contractual arrangements with the PBMs we may continue to experience reductions in net sales from our inflammation segment medicines and/or reductions in net pricing for our inflammation segment medicines due to increasing patient assistance costs.  If we are unable to increase adoption of HorizonCares for filling prescriptions of our medicines and to secure formulary status and reimbursement through arrangements with PBMs and other payers, particularly with healthcare plans that use custom formularies, our ability to achieve net sales growth for our inflammation segment medicines would be impaired.

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

We are currently in litigation with multiple generic drug manufacturers regarding intellectual property infringement.  For example, we are currently involved in Hatch Waxman litigation with generic drug manufacturers related to DUEXIS and VIMOVO.

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

A variety of risks associated with operating our business internationally could adversely affect our business.*

In addition to our U.S. operations, we have operations in Ireland, Bermuda, the Grand Duchy of Luxembourg, or Luxembourg, Switzerland, Germany and in Canada.  Furthermore, we are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States, including Japan where we are engaging with the PMDA and the Japanese medical community.  Furthermore, we are investing in our European infrastructure to support the potential first-quarter 2022 approval of UPLIZNA by the EMA for NMOSD.  UPLIZNA has been granted orphan designation by the EC.  That designation is subject to additional review by the COMP and may or may not be maintained.  We face risks associated with our international operations, including possible unfavorable political, tax and labor conditions, which could harm our business.

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

We have experienced growth and expanded the size of our organization substantially in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity.  As of September 30, 2021, we employed approximately 1,805 full-time employees, including approximately 485 sales representatives, representing a substantial change to the size of our organization.  We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives.  Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses.

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

We have also broadened our acquisition strategy to include development-stage assets or programs, which entails additional risk to us.  For example, if we are unable to identify programs that ultimately result in approved medicines, we may spend material amounts of our capital and other resources evaluating, acquiring and developing medicines that ultimately do not provide a return on our investment.  We have less experience evaluating development-stage assets and may be at a disadvantage compared to other entities pursuing similar opportunities.  Regardless, development-stage programs generally have a high rate of failure and we cannot guarantee that any such programs will ultimately be successful.  While we have significantly enhanced our R&D function in recent years, we may need to enhance our clinical development and regulatory functions to properly evaluate and develop earlier-stage opportunities, which may include recruiting personnel that are knowledgeable in therapeutic areas we have not yet pursued.  If we are unable to acquire promising development-stage assets or eventually obtain marketing approval for them, we may not be able to create a meaningful pipeline of new medicines and eventually realize a return on our investments.  For example, a core strategic rationale for the Viela acquisition was Viela’s pipeline of medicine candidates and R&D capabilities, but if we experience clinical failures with respect to Viela’s medicine candidates and research programs or such candidates and programs do not otherwise result in marketed medicines, we will not realize the expected benefits from our substantial investment in the acquisition and subsequent development of the Viela pipeline.  As our R&D plans and strategies continue to develop, including as a result of our acquisition of Viela, we will need to continue to recruit and train R&D personnel.

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

In addition, the Organization for Economic Cooperation and Development, or the OECD, released its Base Erosion and Profit Shifting project final report on October 5, 2015.  This report provides the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on intercompany debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction).  Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions.  On June 7, 2017, several countries, including many countries that we operate and have subsidiaries in, participated in the signing ceremony adopting the OECD’s Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting, commonly referred to as the MLI.  The MLI came into effect on July 1, 2018.  In January 2019, Ireland deposited the instrument of ratification of Ireland’s MLI choices with the OECD.  Ireland’s MLI came into force on May 1, 2019, however the provisions in respect of withholding taxes and other taxes levied by Ireland did not come into effect for us until January 1, 2020 (with application also depending on whether the MLI has been ratified in other jurisdictions whose tax treaties with Ireland are affected).  The MLI may modify affected tax treaties making it more difficult for us to obtain advantageous tax-treaty benefits.  The number of affected tax treaties could eventually be in the thousands.  As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than it is currently taxed, which may increase our effective tax rate.

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

On October 8, 2021, 136 of the 140 members of the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting approved a statement providing a framework for reform of the international tax rules, or Inclusive Framework Statement.  The Inclusive Framework Statement sets out the key terms for an agreement on a two-pillar solution to address the tax challenges arising from the digitalization of the economy.  Pillar One focuses on nexus and profit allocation and Pillar Two provides for a global minimum corporate tax rate of 15 percent.  The Inclusive Framework Statement provides that Pillar One would apply to multinational enterprises with annual global revenue above 20 billion euros and profitability above 10 percent, with the revenue threshold potentially reduced to 10 billion euros in the future.  Based on these thresholds, we would currently be outside the scope of the Pillar One proposals.  Although it is difficult at this stage to determine with precision the impact the Pillar Two proposals would have, their implementation could materially increase our effective tax rate.

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

Challenges to the ACA have also taken place in courts, including the U.S. Supreme Court.  For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress.  Thus, the ACA will remain in effect in its current form.  Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.  It is possible that the ACA will be subject to judicial or Congressional challenges in the future.  It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA’s many different provisions affecting the health system, the pharmaceutical sector and our business.

In addition, drug pricing by pharmaceutical companies in the United States has come under increased scrutiny.  Specifically, there have been several recent state and U.S. congressional inquiries into pricing practices by pharmaceutical companies.

In 2020, the Trump Administration advanced its agenda on drug pricing through a series of executive orders.  For example, on July 24, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump Administration proposals, including a policy that would tie both Medicare Part B and Part D drug prices to international drug prices, or the  “most favored nation price,” the details of which were released on September 13, 2020; one that directed HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directed HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and PBMs, commonly known as the “rebate rule”; and one that reduced the cost of insulin and injectable epinephrine to patients acquired through the 340B program.  Further, on August 6, 2020, the Trump administration issued another executive order that instructed the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world.  The order was meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.  The FDA issued the list of “essential” medicines pursuant to this order on October 30, 2020.

In November 2020, CMS issued an interim final rule, or IFR, implementing the Most Favored Nation, or MFN, Model basing Medicare Part B reimbursement rates for the top fifty drugs covered by Part B based to the lowest price drug manufacturers receive in OECD countries with a similar gross domestic product per capita.  The MFN Model mandates participation for providers prescribing drugs included on the list and will apply in all U.S. states and territories for a seven-year period that was scheduled to begin on January 1, 2021 and end December 31, 2027.  As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN Model IFR.  The FDA released a final rule implementing a portion of the importation executive order providing guidance for states to build and submit importation plans.  Several states have acted to implement importation plans or have introduced legislation to do so.  FDA also finalized guidance for manufacturers to obtain an additional National Drug Code for an FDA-approved drug as part of a process to provide a manufacturer a means to import its drugs that were originally intended to be marketed in and authorized for sale in a foreign country.  In addition, HHS and FDA are in the process of accepting industry proposals to facilitate personal importation of prescription drugs.  On November 20, 2020, HHS also finalized the “rebate rule” regulation by removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law.  The implementation of the rule has been delayed by the Biden Administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation.  The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs, the implementation of which have also been delayed until January 1, 2023.

In July 2021, the Biden Administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs.  In the order, the President directed the Federal Trade Commission (FTC) to ban “pay for delay” patent settlement agreements, and to identify and address any efforts that impede generic or biosimilar competition.  The executive order also directed the FDA to continue to work with states and Indian Tribes to develop importation programs in accordance with Section 804 of the FDCA and FDA regulations.  The order directed HHS to increase support for generic and biosimilar drugs by improving standards for the interchangeability of biologic products, supporting biosimilar adoption by increasing education, and facilitating the approval of biosimilars by updating and clarifying existing requirements and procedures related to biologics licensing.  Finally, the executive order directs HHS to submit a report detailing a comprehensive plan within 45 days to fight high prescription drug prices and reduce the amount that the federal government pays for drugs.  In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform.  These principles are government drug price negotiations, promoting increased competition including changes to supply chains and promoting biosimilars and generics and supporting public and private research.  The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles.  No legislation or administrative actions have been finalized to implement the principles.

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

The legislation also contains provisions that would implement a cap on annual price increases for certain drugs covered under Medicare at the rate of inflation or require the respective manufacturers to pay a rebate, and includes a re-design of the Medicare Part D program.  Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.  Finally, Congress is considering drug pricing as part of legislation to implement the Biden Administration’s Build Back Better initiative.  This legislation includes physical and “human” infrastructure improvement proposals and would use drug pricing reform as a budgetary “pay for.” This legislation is using the budget conciliation process which requires a majority vote to pass the House and Senate.  At present, the legislation has not received votes in either chamber.  If it were to pass, it could impact the prices of drugs covered by Medicare.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same medicine candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants.  Various pipeline programs among our current pipeline are subject to this risk; for example, in a Phase 1b clinical trial, Viela observed that dazodalibep (HZN-4920) decreased disease activity in patients with rheumatoid arthritis.  Viela subsequently initiated a Phase 2 clinical trial for dazodalibep (HZN-4920) in patients with rheumatoid arthritis, a separate Phase 2b clinical trial for dazodalibep (HZN-4920) in Sjögren’s syndrome and a separate Phase 2 clinical trial for dazodalibep (HZN-4920) in kidney transplant rejection, which clinical trials we have assumed and are conducting.  There is no assurance that dazodalibep (HZN-4920) will have a similar impact on disease activity in such clinical trials.

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

Our clinical trials may also be affected by COVID-19.  For example, our post-marketing clinical trials for TEPEZZA have been delayed due to the impact of the TEPEZZA supply disruption at Catalent.  In addition, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital and healthcare resources toward COVID-19 or its variants.  Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.  The availability of supplies needed for the conduct of clinical trials may be impacted by COVID-19 supply disruptions, including laboratory tubes needed for lab testing.  These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

The UK’s vote in favor of exiting the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty with regard to data protection regulation in the UK.  As of January 1, 2021, and the expiry of transitional arrangements agreed to between the UK and EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations.  As a result of the expiration of the period specified by the Trade and Cooperation Agreement, or TCA, the UK has become an ‘inadequate third country’ under the GDPR and transfers of data from the EEA to the UK now require an ‘transfer mechanism,’ such as the standard contractual clauses.  Furthermore, with the expiration of the TCA-specified period, there may be an increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and EEA.  As a result, we may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the UK privacy laws in connection with any measures we take to comply with them.  On June 28, 2021, the EC announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated.

Recent legal developments in Europe have created further complexity and uncertainty regarding transfers of personal data from the EU and UK to the United States.  On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EU and UK to United States entities who had self-certified under the Privacy Shield scheme.  Nine of our United States entities have self-certified under the Privacy Shield framework and we have entered into the standard contractual clauses within our group for transfers of data from the EU and UK to the United States.  Based on current EEA and UK law, our transfers of personal data to the United States may not comply with European data protection law and may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including fines of up to the greater of 4% of annual global revenue or €20.0 million and injunctions against transfers.  While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the EC as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances.  Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place.  The nature of these additional measures, however, remains uncertain.  As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.  On June 4, 2021, the EC adopted new standard contractual clauses under the GDPR for personal data transfers outside the EEA, which may require us to expend significant resources to update our contractual arrangements and to comply with such obligations.

Additionally, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020.  The CCPA has been dubbed the first “GDPR-like” law in the United States since it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new private right of action for data breaches.  It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.  Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election.  Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information.  The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.  New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally.  Certain state laws, including new laws fashioned after the CCPA and CPRA, may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.  As we expand our operations and trials (both preclinical or clinical), the CCPA and CPRA may increase our compliance costs and potential liability.  Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States.  Other states are beginning to pass similar laws, including Virginia (which passed the Consumer Data Protection Act on March 2, 2021) Colorado (which enacted the Colorado Privacy Act that takes effect on July 1, 2023), and pending bills in Washington, New York, and Minnesota.

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

Our business involves the use of hazardous materials, and we and our third-party manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.*

Our third-party manufacturers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our medicine candidates and other hazardous compounds.  We and our manufacturers are subject to federal, state and local as well as foreign laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials.  Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials.  In the event of an accident, state, federal or foreign authorities may curtail the use of these materials and interrupt our business operations.  We currently only maintain hazardous materials insurance coverage related to our South San Francisco facility and our Rockville, Maryland facility.  If we are subject to any liability as a result of our third-party manufacturers’ activities involving hazardous materials, our business and financial condition may be adversely affected.  In the future we may seek to establish longer-term third-party manufacturing arrangements, pursuant to which we would seek to obtain contractual indemnification protection from such third-party manufacturers potentially limiting this liability exposure.

Risks Related to our Financial Position and Capital Requirements

We may not remain profitable in future periods.*

Although we recorded operating income and net income for the nine months ended September 30, 2021 and for the years ended December 31, 2020 and 2019, we may incur operating losses in the future.  Losses in prior periods resulted principally from costs incurred in our development activities for our medicines and medicine candidates, commercialization activities related to our medicines and costs associated with our acquisition transactions.  Our prior losses, combined with possible future losses, have had and may continue to have an adverse effect on our shareholders’ equity and working capital.  Our ability to maintain profitability will depend on the revenues we generate from the sale of our medicines being sufficient to cover our operating expenses.  We also expect our operating expenses to increase substantially as a result of continuing to develop Viela’s pipeline of medicine candidates, which will negatively impact our future profitability until such time, if ever, that these potential medicine candidates are approved and successfully commercialized, as well as developing our manufacturing and international sales and marketing capabilities.

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
•

potentially acquire other businesses or additional complementary medicines or medicines that augment our current commercial medicine portfolio, including costs associated with refinancing debt of acquired companies;

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of September 30, 2021, we had $2,557.8 million book value, or $2,610.0 million aggregate principal amount of indebtedness, including $2,010.0 million in secured indebtedness.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.  In addition, government efforts to stimulate economic activity in the face of the COVID-19 pandemic have caused interest rates to fluctuate and created uncertainty as to future fluctuations.  If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly or more dilutive.

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

At September 30, 2021, we had $1,068.5 million of cash and cash equivalents consisting of cash, money market funds, time deposits and U.S. federal government securities.  While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2021, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.  Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our medicines and medicine candidates, we may not be able to compete effectively in our markets.*

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our medicines and medicine candidates.  The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain.  The patent applications that we own may fail to result in issued patents with claims that cover our medicines in the United States or in other foreign countries.  If this were to occur, early generic competition could be expected against our current medicines and other medicine candidates in development.  There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which prior art can invalidate a patent or prevent a patent from issuing based on a pending patent application.  In particular, because the APIs in RAYOS and PENNSAID 2% have been on the market as separate medicines for many years, it is possible that these medicines have previously been used off-label in such a manner that such prior usage would affect the validity of our patents or our ability to obtain patents based on our patent applications.  In addition, claims directed to dosing and dose adjustment may be substantially less likely to issue in light of the Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., where the court held that claims directed to methods of determining whether to adjust drug dosing levels based on drug metabolite levels in the red blood cells were not patent eligible because they were directed to a law of nature.  This decision may have wide-ranging implications on the validity and scope of pharmaceutical method claims.

Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated.

Patent litigation is currently pending in the Federal Circuit Court of Appeals and the United States District Court of New Jersey against Alkem, Teva Pharmaceuticals USA, Inc., or Teva USA, and Torrent Pharmaceuticals Limited, or Torrent, respectively, who either have or intend to market a generic version of DUEXIS prior to the expiration of certain of our patents listed in the FDA’s Orange Book.  These cases arise from Paragraph IV Patent Certification notice letters from Alkem, Teva USA and Torrent advising they had filed an ANDA with the FDA seeking approval to market a generic version of DUEXIS before the expiration of the patents-in-suit.  For a more detailed description of the DUEXIS litigation, refer to Note 16, Legal Proceedings, of the notes to Unaudited Condensed Consolidated Financial statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

Following our acquisition of Viela on March 15, 2021, we are a party to a number of intellectual property license agreements including (i) our licenses with Duke University and Dana-Farber Cancer Institute related to UPLIZNA, (ii) our license with SBI Biotech Co. Ltd related to daxdilimab (HZN-7734), (iii) our license with MedImmune, LLC, or MedImmune, related to dazodalibep (HZN-4920), (iv) our sublicense with MedImmune for its license with Lonza Sales AG, or Lonza, related to UPLIZNA and daxdilimab (HZN-7734), (v) our sublicense with MedImmune for its license with BioWa, Inc., or BioWa, related to UPLIZNA, and (vi) our sublicense with MedImmune for its license with BioWa and Lonza related to daxdilimab (HZN-7734).  If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license.

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

The patent protection and patent prosecution for some of our medicine candidates is dependent on third parties.*

While we normally seek and gain the right to fully prosecute the patents relating to our medicine candidates, there may be times when patents relating to our medicine candidates are controlled by our licensors.  This is the case with current patents and patent applications licensed from MedImmune related to dazodalibep (HZN-4920), and those licensed from Duke University related to inebilizumab.  If we, or any of our future licensing partners fail to appropriately file, prosecute and maintain patent protection for patents covering any of our medicine candidates, our ability to develop and commercialize those medicine candidates may be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products.  In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors.

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

Future sales and issuances of our ordinary shares, securities convertible into our ordinary shares or rights to purchase ordinary shares or convertible securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to decline.*

Additional capital may be needed in the future to continue our planned operations.  To the extent we raise additional capital by issuing equity securities or securities convertible into or exchangeable for ordinary shares, our shareholders may experience substantial dilution.  We may sell ordinary shares, and we may sell convertible or exchangeable securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time.  If we sell such ordinary shares, convertible or exchangeable securities or other equity securities in subsequent transactions, existing shareholders may be materially diluted.  New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of ordinary shares.  We also maintain equity incentive plans, including our Amended and Restated 2020 Equity Incentive Plan, as amended, Amended and Restated 2018 Equity Incentive Plan, as amended, 2014 Non-Employee Equity Plan, as amended, and 2020 Employee Share Purchase Plan, and intend to grant additional ordinary share awards under these and future plans, which will result in additional dilution to our existing shareholders.

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

General Risk Factors

We have incurred and will continue to incur significant increased costs as a result of operating as a public company and our management will be required to devote substantial time to compliance initiatives.*

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company.  In particular, the Sarbanes-Oxley Act of 2000, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, Inc., or Nasdaq, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  These rules and regulations have substantially increased our legal and financial compliance costs and have made some activities more time-consuming and costly.  These effects are exacerbated by our transition to an Irish company and the integration of numerous acquired businesses and operations into our historical business and operating structure.  If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.  The increased costs will continue to decrease our net income or increase our net income, and may require us to reduce costs in other areas of our business or increase the prices of our medicines or services.  For example, these rules and regulations make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance.  We cannot predict or estimate the amount or timing of additional costs that we may incur to respond to these requirements.  The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.  If we fail to comply with the continued listing requirements of Nasdaq, our ordinary shares could be delisted from The Nasdaq Global Select Market, which would adversely affect the liquidity of our ordinary shares and our ability to obtain future financing.

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

If our existing shareholders sell, or indicate an intention to sell, substantial amounts of our ordinary shares in the public market, the trading price of such ordinary shares could decline.  In addition, our ordinary shares that are either subject to outstanding options and restricted stock units or reserved for future issuance under our employee benefit plans are or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and the Securities Act of 1933, as amended.  If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

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

10.2+

Horizon Therapeutics Public Limited Company Amended and Restated 2018 Equity Incentive Plan (assumed from Viela Bio, Inc.) and Form of RSU Award Grant Notice and Form of Award Agreement (RSU Award) thereunder.

10.3+

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

HORIZON THERAPEUTICS PLC

Date: November 3, 2021	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)