Form 10-Q
period 2022-03-31
Horizon Therapeutics Public Ltd Co
filed 2022-05-04
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35238

HORIZON THERAPEUTICS PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	98-1195602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 St. Stephen’s Green Dublin 2, D02 E2X4, Ireland	Not Applicable
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of April 28, 2022: 229,884,077.

HORIZON THERAPEUTICS PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except nominal value and share data)

	As of	As of
	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,643,129	$1,580,317
Restricted cash	4,136	3,839
Accounts receivable, net	684,507	632,775
Inventories, net	226,524	225,730
Prepaid expenses and other current assets	389,435	357,106
Total current assets	2,947,731	2,799,767
Property, plant and equipment, net	295,147	292,298
Developed technology and other intangible assets, net	2,871,979	2,960,118
In-process research and development	880,000	880,000
Goodwill	1,066,709	1,066,709
Deferred tax assets, net	516,317	538,098
Other assets	162,455	140,738
Total assets	$8,740,338	$8,677,728
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$67,014	$30,125
Accrued expenses and other current liabilities	377,433	523,015
Accrued trade discounts and rebates	364,732	317,431
Long-term debt—current portion	16,000	16,000
Total current liabilities	825,179	886,571
LONG-TERM LIABILITIES:
Long-term debt, net	2,552,741	2,555,233
Deferred tax liabilities, net	334,778	390,455
Other long-term liabilities	209,811	173,076
Total long-term liabilities	3,097,330	3,118,764
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 shares authorized at March 31, 2022 and December 31, 2021; 229,873,900 and 227,760,936 shares issued at March 31, 2022 and December 31, 2021, respectively; and 229,489,534 and 227,376,570 shares outstanding at March 31, 2022 and December 31, 2021, respectively	23	23
Treasury stock, 384,366 ordinary shares at March 31, 2022 and December 31, 2021	(4,585)	(4,585)
Additional paid-in capital	4,314,647	4,373,337
Accumulated other comprehensive loss	(15,122)	(14,987)
Retained earnings	522,866	318,605
Total shareholders’ equity	4,817,829	4,672,393
Total liabilities and shareholders' equity	$8,740,338	$8,677,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2022	2021
Net sales	$885,245	$342,406
Cost of goods sold	215,062	100,368
Gross profit	670,183	242,038
OPERATING EXPENSES:
Research and development	103,132	57,693
Selling, general and administrative	372,734	331,992
Impairment of long-lived asset	—	12,371
Total operating expenses	475,866	402,056
Operating income (loss)	194,317	(160,018)
OTHER EXPENSE, NET:
Interest expense, net	(21,256)	(13,460)
Foreign exchange gain (loss)	420	(848)
Other (expense) income, net	(742)	3,224
Total other expense, net	(21,578)	(11,084)
Income (loss) before benefit for income taxes	172,739	(171,102)
Benefit for income taxes	(31,522)	(47,751)
Net income (loss)	$204,261	$(123,351)
Net income (loss) per ordinary share—basic	$0.89	$(0.55)
Weighted average ordinary shares outstanding—basic	229,094,311	223,920,768
Net income (loss) per ordinary share—diluted	$0.87	$(0.55)
Weighted average ordinary shares outstanding—diluted	235,953,318	223,920,768
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustments	$(460)	$(821)
Pension and other post-employment benefit plan remeasurements	325	(287)
Other comprehensive loss	(135)	(1,108)
Comprehensive income (loss)	$204,126	$(124,459)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Retained Earnings	Equity
Balances at December 31, 2021	227,760,936	$23	384,366	$(4,585)	$4,373,337	$(14,987)	$318,605	$4,672,393
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	2,112,964	—	—	—	9,071	—	—	9,071
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(115,108)	—	—	(115,108)
Share-based compensation	—	—	—	—	47,347	—	—	47,347
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	325	—	325
Foreign currency translation adjustments	—	—	—	—	—	(460)	—	(460)
Net income	—	—	—	—	—	—	204,261	204,261
Balances at March 31, 2022	229,873,900	$23	384,366	$(4,585)	$4,314,647	$(15,122)	$522,866	$4,817,829

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	221,721,674	$22	384,366	$(4,585)	$4,245,945	$(145)	$(215,886)	$4,025,351
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	3,305,947	—	—	—	19,843	—	—	19,843
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(128,261)	—	—	(128,261)
Share-based compensation	—	—	—	—	62,296	—	—	62,296
Foreign currency translation adjustments	—	—	—	—	—	(821)	—	(821)
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	—	—	—	(123,351)	(123,351)
Balances at March 31, 2021	225,027,621	$22	384,366	$(4,585)	$4,199,823	$(1,253)	$(339,237)	$3,854,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$204,261	$(123,351)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	95,112	70,820
Equity-settled share-based compensation	47,300	61,166
Acquired in-process research and development expense	2,000	—
Amortization of debt discount and deferred financing costs	1,577	773
Impairment of long-lived asset	—	12,371
Deferred income taxes	(33,896)	(28,771)
Foreign exchange and other adjustments	1,190	(5,440)
Changes in operating assets and liabilities:
Accounts receivable	(51,665)	224,575
Inventories	(785)	(13,660)
Prepaid expenses and other current assets	(33,205)	(65,575)
Accounts payable	36,067	993
Accrued trade discounts and rebates	47,279	(28,736)
Accrued expenses and other current liabilities	(113,775)	(111,963)
Other non-current assets and liabilities	14,331	3,070
Net cash provided by (used in) operating activities	215,791	(3,728)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment related to license agreement	(25,000)	—
Purchases of property, plant and equipment	(14,198)	(18,333)
Payments for acquisitions, net of cash acquired	(3,122)	(2,707,358)
Receipts (payments) for long-term investments, net	1,596	(3,808)
Net cash used in investing activities	(40,724)	(2,729,499)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from term loans	—	1,577,612
Repayment of term loans	(4,000)	—
Proceeds from the issuance of ordinary shares in connection with stock option exercises	9,071	19,843
Payment of employee withholding taxes relating to share-based awards	(115,108)	(128,261)
Net cash (used in) provided by financing activities	(110,037)	1,469,194
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,921)	(3,998)
Net increase (decrease) in cash, cash equivalents and restricted cash	63,109	(1,268,031)
Cash, cash equivalents and restricted cash, beginning of the period	1,584,156	2,083,479
Cash, cash equivalents and restricted cash, end of the period	$1,647,265	$815,448

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$28,095	$18,988
Cash paid for income taxes, net of refunds received	1,496	1,201
Cash paid for amounts included in the measurement of operating lease liabilities	2,208	2,084
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Purchases of property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$3,627	$10,523
Milestone payments for TEPEZZA intangible asset included in accrued expenses and other current liabilities	—	69,962

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

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

As of March 31, 2022, the Company’s commercial portfolio consisted of the following medicines:

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
PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”), for topical use
RAYOS® (prednisone) delayed-release tablets, for oral use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

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

Significant Accounting Policies

The Company’s significant accounting policies have not changed from those previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 3 – NET INCOME (LOSS) PER SHARE

The following table presents basic and diluted net income (loss) per share for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2022	2021
Basic net income (loss) per share calculation:
Numerator - net income (loss)	$204,261	$(123,351)
Denominator - weighted average of ordinary shares outstanding	229,094,311	223,920,768
Basic net income (loss) per share	$0.89	$(0.55)

	For the Three Months Ended March 31,
	2022	2021
Diluted net income (loss) per share calculation:
Numerator - net income (loss)	$204,261	$(123,351)
Denominator - weighted average of ordinary shares outstanding	235,953,318	223,920,768
Diluted net income (loss) per share	$0.87	$(0.55)

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

During the three months ended March 31, 2022, the difference between the basic and diluted weighted average ordinary shares outstanding primarily represents the effect of incremental shares from the Company’s share-based compensation programs.

The computation of diluted net income (loss) per share for the three months ended March 31, 2022 and 2021, excluded 3.0 million and 13.4 million shares, respectively, subject to equity awards because their inclusion would have had an anti-dilutive effect on diluted net income (loss) per share.

NOTE 4 – ACQUISITIONS, DIVESTITURES AND OTHER ARRANGEMENTS

Acquisition of biologic drug product manufacturing facility

In July 2021, the Company completed the purchase of a biologic drug product manufacturing facility from EirGen Pharma Limited (“EirGen”), a subsidiary of OPKO Health, Inc. in Waterford, Ireland for $67.9 million, which included an upfront cash payment of $64.8 million and $3.1 million of additional transaction costs, legal fees and liabilities assumed. The facility, which is located in an Industrial Development Agency Ireland (“IDA Ireland”) business park, includes a filling line and lyophilizer, or freeze dryer, that can be used for certain of the Company’s commercial medicines, including its rare disease biologics TEPEZZA, KRYSTEXXA and UPLIZNA, as well as certain of its medicine candidates in development, following build-out, validation and regulatory approval processes. In addition, there is adjacent IDA Ireland land available for further manufacturing and development expansion. The Company accounted for the transaction as an asset acquisition.

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

Pursuant to ASC 805, Business Combinations (“ASC 805”), the Company accounted for the Viela acquisition as a business combination using the acquisition method of accounting. Identifiable assets and liabilities of Viela, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. While all amounts were subject to adjustments, the areas subject to the most significant potential adjustments were inventory, intangible assets, in-process research and development (“IPR&D”) assets and deferred income taxes. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Such preliminary valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed are based on reasonable estimates and assumptions.

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

Inventories acquired included raw materials, work in process and finished goods for UPLIZNA. Inventories were recorded at their estimated fair values. The fair value of finished goods has been determined based on the estimated selling price, net of selling costs and a margin on the selling activities. The fair value of work in process has been determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing activities. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $149.3 million was originally recorded in connection with the acquisition, which was composed of $10.1 million for raw materials, $119.0 million for work-in-process and $20.2 million for finished goods. During the year ended December 31, 2021, the step-up in value of inventory was increased to $151.6 million following the recording of $2.3 million in measurement period adjustments which was composed of $1.9 million for work-in-process and $0.4 million for finished goods. During the three months ended March 31, 2022 and 2021, the Company recorded inventory step-up expense of $27.2 million and $0.9 million, respectively, related to UPLIZNA based on the acquired units sold during the period.

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

IPR&D is related to R&D projects including:

(i)

Potential regulatory approval of UPLIZNA for neuromyelitis optica spectrum disorder (“NMOSD”) outside of the United States and certain other indications worldwide. As of the date of the acquisition, UPLIZNA had not been granted regulatory approval in any territory outside the United States or for any indications other than NMOSD in the United States. On March 23, 2021, the Company’s strategic partner, Mitsubishi Tanabe Pharma Corporation (“MTPC”) received manufacturing and marketing approval for UPLIZNA in Japan.

(ii)

Daxdilimab (HZN-7734), an investigational human monoclonal antibody designed to deplete plasmacytoid dendritic cells, a cell type believed to be critical to the pathogenesis of multiple autoimmune diseases.

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

The following table presents certain pro forma combined results of the Company and Viela for the three months ended March 31, 2021 as if the acquisition of Viela had occurred on January 1, 2020 (in thousands):

	For the Three Months Ended March 31, 2021
	As reported	Pro forma adjustments	Pro forma
Net sales	$342,406	$10,588	$352,994
Net loss	(123,351)	(43,556)	(166,907)

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

Under the terms of the agreements, the Company paid Alpine $15.0 million in the fourth quarter of 2021 to purchase the shares of Alpine common stock and paid $25.0 million in the first quarter of 2022 as an upfront payment for the license. The shares of Alpine’s common stock were purchased at a premium to their fair value at the transaction closing date. The premium consisted of acquiring the shares at a price above the fair value based on a premium to the 30-day volume-weighted average share price prior to entering into the agreement. The Company recorded an asset of $11.9 million in other assets in its consolidated balance sheet reflecting the fair value of the common stock. In addition, the Company recorded a charge of $28.1 million to R&D expense in its consolidated statement of comprehensive income for the year ended December 31, 2021, of which $25.0 million relates to the upfront payment and $3.1 million relates to the premium paid for shares of Alpine’s common stock. The $28.1 million was accounted for as the acquisition of an IPR&D asset during the year ended December 31, 2021.

In addition, Alpine is eligible to receive up to $381.0 million per program, or approximately $1.52 billion in total, in future success-based payments related to development, regulatory and commercial milestones. Additionally, Alpine is eligible to receive tiered royalties from a mid-single digit percentage to a low double-digit percentage on worldwide net sales of licensed products. Alpine is required to advance candidate molecules to pre-defined preclinical milestones, and the Company will be responsible for the costs. The Company will then be required to assume responsibility for development and commercialization activities and costs.

Arrowhead Pharmaceuticals, Inc.

On June 18, 2021, the Company entered into a global agreement with Arrowhead Pharmaceuticals, Inc. (“Arrowhead”) for ARO-XDH, a previously undisclosed discovery-stage investigational RNA interference (“RNAi”) therapeutic being developed by Arrowhead as a potential treatment for uncontrolled gout. Arrowhead granted the Company a worldwide exclusive license to develop, manufacture and commercialize products based on the RNAi therapeutic. Arrowhead is required to use commercially reasonable efforts to conduct research and preclinical development activities for the RNAi therapeutic products. The Company must use commercially reasonable efforts in, and will be responsible for, clinical development and commercialization of the RNAi therapeutic products. Under the terms of the agreement, the Company paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed products. The $40.0 million upfront payment was accounted for as the acquisition of an IPR&D asset and was recorded as a R&D expense in the consolidated statement of comprehensive income during the year ended December 31, 2021.

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

The components of inventories as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$62,229	$43,366
Work-in-process	19,674	101,719
Finished goods	144,621	80,645
Inventories, net	$226,524	$225,730

During the year ended December 31, 2021, as part of the Viela acquisition, the step-up in value of inventory was increased to $151.6 million, which was composed of $10.1 million for raw materials, $120.9 million for work-in-process and $20.6 million for finished goods. Refer to Note 4 for further details. The Company recorded $27.2 million and $0.9 million of UPLIZNA inventory step-up expense in cost of goods sold during the three months ended March 31, 2022 and 2021, respectively.

Because inventory step-up expense is related to an acquisition, will not continue indefinitely and has a significant effect on the Company’s gross profit, gross margin percentage and net income (loss) for all affected periods, the Company discloses balance sheet and income statement amounts related to inventory step-up within the Notes to the Condensed Consolidated Financial Statements.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Advance payments for inventory	$186,517	$160,103
Deferred charge for taxes on intercompany profit	85,780	66,175
Rabbi trust assets	28,380	26,519
Prepaid income taxes and income tax receivable	18,541	36,388
Other prepaid expenses and other current assets	70,217	67,921
Prepaid expenses and other current assets	$389,435	$357,106

Advance payments for inventory as of March 31, 2022 and December 31, 2021, primarily represented payments made to the contract manufacturer of TEPEZZA drug substance.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Buildings	$174,278	$174,209
Land and land improvements	43,326	40,468
Construction in process	30,221	28,210
Leasehold improvements	23,826	23,801
Machinery and equipment	20,329	18,390
Furniture and fixtures	20,087	19,318
Software	13,388	13,388
Other	11,349	10,418
	336,804	328,202
Less accumulated depreciation	(41,657)	(35,904)
Property, plant and equipment, net	$295,147	$292,298

Depreciation expense was $5.9 million and $4.5 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of March 31, 2022 and December 31, 2021 was $1,066.7 million.

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

As of March 31, 2022, there were no accumulated goodwill impairment losses.

At September 30, 2021, the Company determined that an interim impairment analysis of the inflammation reporting unit’s goodwill was warranted. The fair value of the inflammation reporting unit exceeded its carrying value by more than 30% as of September 30, 2021, the interim testing date, resulting in no impairment. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 10 percent decrease to the fair values of the reporting unit. A 10% decrease in fair value would reduce the excess of the reporting unit’s fair value over its carrying value to approximately 19%.

The Company’s annual goodwill impairment test in the fourth quarter of 2021 did not indicate an impairment. While no impairment was recognized during the year ended December 31, 2021, the Company anticipates that an impairment of the inflammation reporting unit’s goodwill could occur in the next 12 to 18 months if the reporting unit does not achieve currently forecasted net sales and profitability estimates. These forecasts and estimates could be impacted by factors outside of the Company’s control, such as increased competition from an earlier than anticipated PENNSAID 2% generic entrant, which may result in impairment.

The Company determined the fair value of the inflammation reporting unit in the fourth quarter of 2021 using accepted valuation methods, including the use of discounted cash flows that incorporate the use of projected financial information and a 7% discount rate developed using market participant-based assumptions. The cash-flow projections are based on a five-year financial forecast developed by management that includes net sales projections, which are updated annually and reviewed by management. The selected discount rate considered the risk and nature of the inflammation reporting unit’s cash flows and the rates of return market participants would require to invest their capital in the Company’s reporting unit.

Intangible Assets

As of March 31, 2022, the Company’s finite-lived intangible assets primarily consisted of developed technology related to ACTIMMUNE, BUPHENYL, KRYSTEXXA, PROCYSBI, RAVICTI, RAYOS, TEPEZZA and UPLIZNA.

Intangible assets as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$4,580,293	$(1,731,152)	$2,849,141	$4,579,171	$(1,642,427)	$2,936,744
In-process research and development	880,000	—	880,000	880,000	—	880,000
Other intangibles	29,894	(7,056)	22,838	29,894	(6,520)	23,374
Total intangible assets	$5,490,187	$(1,738,208)	$3,751,979	$5,489,065	$(1,648,947)	$3,840,118

Amortization expense for the three months ended March 31, 2022 and 2021 was $89.3 million and $66.4 million, respectively. IPR&D is not amortized until successful completion of a project. As of March 31, 2022, estimated future amortization expense was as follows (in thousands):

2022 (April to December)	$271,129
2023	353,187
2024	353,005
2025	352,377
2026	297,114
Thereafter	1,245,167
Total	$2,871,979

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued royalties	$86,519	$108,215
Payroll-related expenses	83,789	147,439
R&D and manufacturing programs	51,711	54,076
Allowances for returns	28,971	33,881
Advertising and marketing	22,995	16,930
Pricing review liability	22,838	21,075
Consulting and professional services	19,757	33,334
Refund liability (1)	15,155	16,711
Accrued interest	6,524	14,989
Accrued upfront and milestone payments	—	35,100
Accrued other	39,174	41,265
Accrued expenses and other current liabilities	$377,433	$523,015

(1)

The refund liability represents the amount of consideration that the Company may need to refund to MTPC if they don’t sell the product that was shipped to them. The refund liability is remeasured at each reporting date to reflect changes in the estimate of variable consideration, with a corresponding adjustment to revenue. Amounts expected to be settled within the 12 months following the balance sheet date are classified as current liabilities in the accompanying balance sheets. Amounts not expected to be settled within the 12 months following the condensed consolidated balance sheet date are classified as long-term liabilities. The following represents the changes to the refund liability for the three months ended March 31, 2022 (in thousands):

Refund liability at December 31, 2021	$16,711
Shipments during the quarter	14,892
Remeasurement of refund liability recognized as revenue	(1,556)
Refund liability at March 31, 2022	$30,047
Less: current portion	15,155
Refund liability, net of current portion	$14,892

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued government rebates and chargebacks	$278,537	$222,632
Accrued commercial rebates and wholesaler fees	43,154	48,761
Accrued co-pay and other patient assistance	43,041	46,038
Accrued trade discounts and rebates	$364,732	$317,431
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	3,027	—
Total customer-related accruals and allowances	$367,759	$317,431

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2021 to March 31, 2022 (in thousands):

	Government Rebates and Chargebacks	Commercial Rebates and Wholesaler Fees	Co-Pay and Other Patient Assistance	Total
Balance at December 31, 2021	$222,632	$48,761	$46,038	$317,431
Current provisions relating to sales during the three months ended March 31, 2022	205,692	49,874	88,209	343,775
Adjustments relating to prior-year sales	(10,194)	1,449	(3,395)	(12,140)
Payments relating to sales during the three months ended March 31, 2022	(58,781)	(10,972)	(49,514)	(119,267)
Payments relating to prior-year sales	(80,812)	(42,931)	(38,297)	(162,040)
Balance at March 31, 2022	$278,537	$46,181	$43,041	$367,759

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

The orphan segment includes the medicines TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, UPLIZNA, BUPHENYL and QUINSAIR as well as the Company’s R&D programs. The inflammation segment includes the medicines PENNSAID 2%, RAYOS, DUEXIS and VIMOVO.

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

The following table reflects net sales by medicine for the Company’s reportable segments for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
TEPEZZA	$501,451	$2,065
KRYSTEXXA	140,704	106,757
RAVICTI	78,257	72,817
PROCYSBI	49,571	43,363
ACTIMMUNE	31,435	28,763
UPLIZNA (1)	30,477	1,873
BUPHENYL	2,161	1,660
QUINSAIR	296	209
Orphan segment net sales	$834,352	$257,507

PENNSAID 2%	35,368	45,817
RAYOS	13,487	15,272
DUEXIS	1,123	19,465
VIMOVO	915	4,345
Inflammation segment net sales	$50,893	$84,899

Total net sales	$885,245	$342,406

(1)

UPLIZNA revenue is affected each reporting period by the changes in the estimate of variable consideration included in the remeasurement of the refund liability for shipments to MTPC. During the three months ended March 31, 2022, the Company recognized $1.6 million of revenue as a result of the change in this estimate. The amount of variable consideration recognized is dependent on MTPC’s sales over which the Company has no direct control.

The table below provides reconciliations of the Company’s segment operating income to the Company’s total income (loss) before benefit for income taxes for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Segment operating income:
Orphan	$351,514	$1,054
Inflammation	15,349	42,680
Reconciling items:
Amortization and step-up:
Intangible amortization expense	(89,260)	(66,369)
Inventory step-up expense	(27,201)	(911)
Share-based compensation	(47,300)	(61,166)
Interest expense, net	(21,256)	(13,460)
Depreciation	(5,852)	(4,451)
Acquisition/divestiture-related costs	(1,589)	(49,391)
Manufacturing plant start-up costs	(807)	—
Restructuring and realignment costs	(537)	(6,093)
Upfront and milestone payments related to license and collaboration agreements	—	(3,000)
Impairment of long-lived asset	—	(12,371)
Foreign exchange gain (loss)	420	(848)
Other (expense) income, net	(742)	3,224
Income (loss) before benefit for income taxes	$172,739	$(171,102)

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments and all other customers as a group for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	For the Three Months Ended March 31,
	2022		2021
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$333,373	27%	$184,687	24%
Customer B	301,211	25%	248,740	33%
Customer C	247,619	20%	118,037	15%
Customer D	234,126	19%	90,619	12%
Other Customers	115,157	9%	119,449	16%
Gross Sales	$1,231,486	100%	$761,532	100%

Geographic revenues are determined based on the country in which the Company’s customers are located. The following table presents a summary of net sales attributed to geographic sources for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	For the Three Months Ended March 31, 2022,		For the Three Months Ended March 31, 2021,
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$878,290	100%	$340,330	100%
Rest of world	6,955	*	2,076	*
Net sales	$885,245		$342,406
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

As of March 31, 2022, the Company’s cash and cash equivalents included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

The Company utilizes the market approach to measure fair value for its money market funds and U.S. Treasury securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$11,994	$—	$11,994
Money market funds	1,370,500	—	—	1,370,500
U.S. Treasury securities	149,843	—	—	149,843
Equity securities (1)	8,539	—	—	8,539
Other current assets	28,380	—	—	28,380
Total assets at fair value	$1,557,262	$11,994	$—	$1,569,256
Liabilities:
Other long-term liabilities	(28,380)	—	—	(28,380)
Total liabilities at fair value	$(28,380)	$—	$—	$(28,380)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$11,867	$—	$11,867
Money market funds	1,367,500	—	—	1,367,500
Equity securities (1)	13,185	—	—	13,185
Other current assets	26,519	—	—	26,519
Total assets at fair value	$1,407,204	$11,867	$—	$1,419,071
Liabilities:
Other long-term liabilities	(26,519)	—	—	(26,519)
Total liabilities at fair value	$(26,519)	$—	$—	$(26,519)
(1)

The Company held investments in equity securities with readily determinable fair values of $8.5 million and $13.2 million as of March 31, 2022 and December 31, 2021, respectively, which are included in other assets in the condensed consolidated balance sheets. During the three months ended March 31, 2022, the Company recognized a net unrealized loss of $4.6 million in the other (expense) income, net line item of the Company’s condensed consolidated statement of comprehensive income (loss), due to the change in fair value of these securities. There were no sales of equity securities for the three months ended March 31, 2022.

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Term Loan Facility due 2028	$1,584,000	$1,588,000
Term Loan Facility due 2026	418,026	418,026
Senior Notes due 2027	600,000	600,000
Total face value	2,602,026	2,606,026
Debt discount	(11,600)	(12,164)
Deferred financing fees	(21,685)	(22,629)
Total long-term debt	2,568,741	2,571,233
Less: current maturities	16,000	16,000
Long-term debt, net of current maturities	$2,552,741	$2,555,233

Term Loan Facility and Revolving Credit Facility

On March 15, 2021, Horizon Therapeutics USA, Inc. (the “Borrower” or “HTUSA”), a wholly-owned subsidiary of the Company, borrowed approximately $1.6 billion aggregate principal amount of loans (the “2028 Term Loans”) pursuant to an amendment (the “March 2021 Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018, Amendment No. 5, dated March 11, 2019, Amendment No. 6, dated May 22, 2019, Amendment No. 7, dated December 18, 2019 and the Incremental Amendment and Joinder Agreement, dated August 17, 2020 (the “Term Loan Facility”). Pursuant to Amendment No. 7, the Borrower borrowed approximately $418.0 million aggregate principal amount of loans (the “2026 Term Loans”). Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments, which was increased to $275.0 million aggregate amount of revolving commitments (the “Incremental Revolving Commitments”) pursuant to the Incremental Amendment and Joinder Agreement. The Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) that includes a $50.0 million letter of credit sub-facility. The Incremental Revolving Commitments will terminate in March 2024. Borrowings under the Revolving Credit Facility are available for general corporate purposes. As of March 31, 2022, the Revolving Credit Facility was undrawn. As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through the March 2021 Amendment.

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

The Borrower is permitted to make voluntary prepayments of the loans under the Credit Agreement at any time without payment of a premium. The Borrower is required to make mandatory prepayments of loans under the Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), (c) net cash proceeds from issuances of debt (other than certain permitted debt), and (d) 50% of the Company’s excess cash flow (subject to a decrease to 25% or 0% if the Company’s first lien leverage ratio is less than 2.25:1 or 1.75:1, respectively). The 2028 Term Loans will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on March 15, 2028, the final maturity date of the 2028 Term Loans. The principal amount of the 2026 Term Loans is due and payable on May 22, 2026, the final maturity date of the 2026 Term Loans.

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

The interest on the 2028 Term Loans is variable and as of March 31, 2022, the interest rate on the 2028 Term Loans was 2.25% and the effective interest rate was 2.50%.

The interest on the 2026 Term Loans is variable and as of March 31, 2022, the interest rate on the 2026 Term Loans was 2.50% and the effective interest rate was 2.79%.

As of March 31, 2022, the fair value of the amounts outstanding under the 2028 Term Loans and the 2026 Term Loans was approximately $1,566.2 million and $413.8 million, respectively, categorized as a Level 2 instrument, as defined in Note 12.

On April 25, 2022, the Company entered into two interest rate swap agreements with notional amounts totaling $800.0 million, effective June 24, 2022, to hedge or otherwise protect against interest rate fluctuations on a portion of its variable rate debt. Refer to Note 19, Subsequent Events, for further details.

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

As of March 31, 2022, the interest rate on the 2027 Senior Notes was 5.50% and the effective interest rate was 5.76%.

As of March 31, 2022, the fair value of the 2027 Senior Notes was approximately $611.3 million, categorized as a Level 2 instrument, as defined in Note 12.

NOTE 14 – LEASE OBLIGATIONS

As of March 31, 2022, the Company had the following office space lease agreements in place for real properties:

Location	Approximate Square Feet	Lease Expiry Date
Dublin, Ireland (St. Stephen’s Green)	63,000	May 4, 2041
Lake Forest, Illinois	160,000	March 31, 2031
South San Francisco, California	40,000	December 31, 2031
Rockville, Maryland	24,500	August 31, 2023 to May 31, 2026
Chicago, Illinois	9,200	December 31, 2028
Gaithersburg, Maryland	7,200	June 30, 2022
Washington, D.C.	6,000	September 30, 2024
Mannheim, Germany	4,800	December 31, 2022

The above table does not include details of an agreement to lease entered into in November 2021 relating to approximately 192,000 square feet of office and laboratory space under construction in Rockville, Maryland. Lease commencement will begin when construction of the building is completed by the lessor and the Company has access to begin the construction of leasehold improvements. The Company expects to receive access to the office and laboratory space and commence the related lease in the first half of 2023 and incur leasehold improvement costs through 2024 in order to prepare the building for occupancy. During the first quarter of 2022, the Company entered into a lease in Rockville, Maryland for office space of approximately 14,000 square feet, with a lease commencement of April 1, 2022. In addition, the Company entered into a second lease in Rockville, Maryland for office space of approximately 3,600 square feet, with a lease commencement of April 5, 2022.

As of March 31, 2022 and December 31, 2021, the Company had right-of-use lease assets included in other assets of $95.2 million and $75.7 million, respectively; current lease liabilities included in accrued expenses and other current liabilities of $4.8 million and $3.6 million, respectively; and non-current lease liabilities included in other long-term liabilities of $111.5 million and $93.8 million, respectively, in its condensed consolidated balance sheets.

In February 2021, the Company vacated the Lake Forest leased office building. As a result of the Company vacating the Lake Forest office, the Company recorded an impairment charge of $12.4 million during the three months ended March 31, 2021, using an income approach based on market prices for similar properties provided by a third-party. This charge was reported within impairment of long-lived asset in the condensed consolidated statement of comprehensive income (loss). In January 2022, the Company entered a sublease agreement for the entire Lake Forest office building for the remaining term of the original lease through March 31, 2031.

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method. Rent expense was $3.0 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the Company’s condensed consolidated balance sheet as of March 31, 2022 (in thousands):

2022 (April to December)	$6,158
2023	12,099
2024	12,855
2025	12,441
2026	12,234
Thereafter	99,432
Total lease payments	155,219
Imputed interest	(38,927)
Total lease liabilities	$116,292

The weighted-average discount rate and remaining lease term for leases as of March 31, 2022 was 4.52% and 14.12 years, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s supply agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance. In addition, the Company must provide AGC Biologics with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order. At March 31, 2022, the Company had binding purchase commitments with AGC Biologics for TEPEZZA drug substance of €96.0 million ($106.2 million converted at a Euro-to-Dollar exchange rate as of March 31, 2022 of 1.1059), to be delivered through March 2024. Under the Company’s supply agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order. At March 31, 2022, the Company had binding purchase commitments with Catalent for TEPEZZA drug product of $6.5 million, to be delivered through September 2023. The Company received U.S. Food and Drug Administration (“FDA”) approval in December 2021 for a second TEPEZZA drug product manufacturer, Patheon Pharmaceuticals Inc. (“Patheon”). Under the Company’s supply agreement with Patheon, the Company must provide Patheon with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order. As of March 31, 2022, the Company had binding purchase commitments with Patheon for TEPEZZA drug product of €7.1 million ($7.8 million converted at an exchange rate as of March 31, 2022 of 1.1059), to be delivered through September 2023.

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

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least 80% of its annual worldwide bulk product requirements for KRYSTEXXA from BTG Israel. Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA. The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order. The first nine months of each forecast is considered a binding firm order. At March 31, 2022, the Company had a total purchase commitment, including the minimum annual order quantities and binding firm orders, with BTG Israel for KRYSTEXXA of $32.0 million, to be delivered through December 2026.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE to the Company. The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least September 30, 2024. As of March 31, 2022, the minimum purchase commitment to Boehringer Ingelheim Biopharmaceuticals was €9.3 million ($10.3 million converted using a Euro-to-Dollar exchange rate of 1.1059 as of March 31, 2022) through September 2024.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of BUPHENYL, DUEXIS, PENNSAID 2%, PROCYSBI, QUINSAIR, RAVICTI, RAYOS, UPLIZNA and VIMOVO of $24.3 million were outstanding at March 31, 2022.

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

Royalty and Milestone Agreements

TEPEZZA

River Vision Acquisition Agreement and S.R. One/Lundbeckfond Agreements

Under the acquisition agreement for River Vision Development Corp. (“River Vision”) in May 2017, the Company agreed to pay up to $325.0 million upon the attainment of various milestones, composed of $100.0 million related to FDA approval and $225.0 million related to net sales thresholds for TEPEZZA.

The agreement also included a royalty payment of 3% of the portion of annual worldwide net sales exceeding $300.0 million.

S.R. One, Limited (“S.R. One”) and Lundbeckfond Invest A/S (“Lundbeckfond”), as two of the former River Vision stockholders, both held rights to receive approximately 35.66% of any future TEPEZZA payments. As a result of the Company’s agreements with S.R. One and Lundbeckfond in April 2020, the Company’s remaining net obligations to make payments for TEPEZZA sales milestones and royalties to the former stockholders of River Vision was reduced by approximately 70.25%, after including payments to a third party. This resulted in milestone payments of $67.0 million to the other former River Vision stockholders during the year ended December 31, 2021. There are no further TEPEZZA net sales milestone obligations remaining to the former River Vision stockholders. In addition, as a result of the S.R. One and Lundbeckfond agreements, annual earnout payments of 0.893% are due on the portion of annual worldwide net sales exceeding $300.0 million.

Roche License Agreement

Under the Company’s license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as “Roche”), the Company is required to pay Roche up to CHF103.0 million upon the attainment of various development, regulatory and sales milestones for TEPEZZA. The Company made a milestone payment of CHF5.0 million ($5.2 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.0382) related to FDA approval during the first quarter of 2020. The agreement with Roche also includes tiered royalties on annual worldwide net sales between 9% and 12%. During the year ended December 31, 2021, the Company made a milestone payment of CHF50.0 million ($56.1 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.1228) in relation to the attainment of TEPEZZA net sales milestones.

The Company’s remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($46.6 million when converted using a CHF-to-Dollar exchange rate at March 31, 2022 of 1.0846).

Other Agreements

Alpine Immune Science, Inc.

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

Under the terms of the agreements, the Company paid Alpine $15.0 million in the fourth quarter of 2021 and paid $25.0 million in the first quarter of 2022. In addition, Alpine is eligible to receive up to $381.0 million per program, or approximately $1.52 billion in total, in future success-based payments related to development, regulatory and commercial milestones. Additionally, Alpine is eligible to receive tiered royalties from a mid-single digit percentage to a low double-digit percentage on worldwide net sales of licensed products. Alpine is required to advance candidate molecules to pre-defined preclinical milestones, and the Company will be responsible for the costs. The Company will then be required to assume responsibility for development and commercialization activities and costs.

Arrowhead Pharmaceuticals, Inc.

On June 18, 2021, the Company entered into a global agreement with Arrowhead for ARO-XDH, a previously undisclosed discovery-stage investigational RNAi therapeutic being developed by Arrowhead as a potential treatment for uncontrolled gout.

Arrowhead granted the Company a worldwide exclusive license to develop, manufacture and commercialize products based on the RNAi therapeutic. Arrowhead is required to use commercially reasonable efforts to conduct research and preclinical development activities for the RNAi therapeutic products. The Company must use commercially reasonable efforts in, and will be responsible for, clinical development and commercialization of the RNAi therapeutic products. Under the terms of the agreement, the Company paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed products.

Venture capital funds

The Company is committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P. As of March 31, 2022, the total carrying amount of the Company’s investments in these funds was $24.8 million, which is included in other assets in the condensed consolidated balance sheet, and includes $1.6 million in net cash distributions for investments received during the three months ended March 31, 2022. As of March 31, 2022, the Company’s total future commitments to these funds were $42.6 million. During the three months ended March 31, 2022 and 2021, the Company recorded investment income under the equity method of $4.0 million and $2.9 million, respectively, in the other (expense) income, net line item of the Company’s condensed consolidated statement of comprehensive income (loss) related to these funds.

Non-cancellable advertising commitments

As of March 31, 2022, the Company had $23.9 million of non-cancellable advertising commitments due within one year, primarily related to its U.S. commercial business.

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

NOTE 16 - LEGAL PROCEEDINGS

VIMOVO

On February 18, 2020, the FDA granted final approval for Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd. (collectively, “Dr. Reddy’s”) generic version of VIMOVO. On February 27, 2020, Dr. Reddy’s launched its generic version of VIMOVO in the United States, and the Company now faces generic competition with respect to VIMOVO. The Company asserted claims of infringement against Dr. Reddy’s based on U.S. Patent No. 8,858,996 and U.S. Patent No. 9,161,920 in the District Court for the District of New Jersey. On February 25, 2022, the District Court granted Dr. Reddy’s request for summary judgment invalidating the ‘996 and ‘920 patents.

PROCYSBI

On February 2, 2022 and February 16, 2022, the Company received notice from Teva Pharmaceuticals, Inc. (“Teva”) that it had filed Abbreviated New Drug Applications (“ANDA”) with the FDA seeking approval of generic versions of PROCYSBI granules and capsules, respectively. The ANDAs contained Paragraph IV Patent Certifications alleging that the patents covering PROCYSBI granules and capsules are invalid and/or will not be infringed by Teva’s manufacture, use or sale of the medicines for which the ANDAs were submitted. On March 15, 2022, the Company filed suit against Teva in the United States District Court for the District of New Jersey for patent infringement, seeking to prevent Teva from selling generic versions of PROCYSBI granules and capsules.

NOTE 17 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at March 31, 2022 included its 2011 Equity Incentive Plan, as amended, Amended and Restated 2014 Equity Incentive Plan (“2014 EIP”), 2014 Non-Employee Equity Plan, as amended (“2014 Non-Employee Plan”), 2020 Employee Share Purchase Plan (“2020 ESPP”), Amended and Restated 2020 Equity Incentive Plan, as amended (“2020 EIP”) and Amended and Restated 2018 Equity Incentive Plan (“2018 EIP”).

On February 23, 2022, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved amending the 2020 EIP, subject to shareholder approval, to increase the aggregate number of ordinary shares available for the grant of equity awards to the Company’s employees by an additional 4,800,000 shares. On April 28, 2022, the shareholders of the Company approved such amendment to the 2020 EIP.

As of March 31, 2022, an aggregate of 2,375,485 ordinary shares were authorized and available for future issuance under the 2020 ESPP, an aggregate of 13,991,735 ordinary shares were authorized and available for future grants under the 2020 EIP, an aggregate of 526,895 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Plan and an aggregate of 1,970,410 ordinary shares were authorized and available for future grants under the 2018 EIP.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	6,209,583	$23.91	3.95	$520,651
Exercised	(396,570)	21.56	—	—
Forfeited	(9,754)	52.10	—	—
Expired	(256)	70.24	—	—
Outstanding as of March 31, 2022	5,803,003	24.02	3.65	471,118
Exercisable as of March 31, 2022	5,496,771	$22.66	3.45	$453,742

Stock options typically have a contractual term of ten years from grant date.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2022:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2021	4,412,681	$52.67
Granted	1,464,724	103.93
Vested	(1,939,133)	39.99
Forfeited	(182,665)	73.87
Outstanding as of March 31, 2022	3,755,607	$78.18

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the three months ended March 31, 2022:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2021	1,528,216
Granted	309,470	$138.41	4.65%	$131.98
Forfeited	(53,233)	105.34	6.50%	98.49
Vested	(913,490)	33.20	6.15%	31.16
Performance Based Adjustment (1)	190,529	31.54	6.60%	29.46
Outstanding as of March 31, 2022	1,061,492

(1)	Represents adjustment based on meeting total shareholder return (“TSR”) performance at 200% for the PSUs that were awarded to key executive participants on January 4, 2019.

On January 4, 2022, the Company awarded PSUs to key executive participants (“2022 PSUs”). The 2022 PSUs are subject to both performance-based and service based vesting provisions. The 2022 PSUs utilize three long-term performance metrics, as follows:

•

50% of the 2022 PSUs that may vest (such portion of the PSU award, the “2022 Relative TSR PSUs”) are determined by reference to the Company’s TSR over the three-year period ending December 31, 2024, as measured relative to the TSR of each company included in the Nasdaq Biotechnology Index during such three-year period. Generally, in order to vest in any portion of the 2022 Relative TSR PSUs, the participant must also remain in continuous service with the Company through the earlier of January 5, 2025 or the date immediately prior to a change in control.

•

30% of the 2022 PSUs that may vest (such portion of the PSU award, the “2022 Strategic PSUs”) are determined by reference to the Company’s achievement of certain performance objectives related to R&D and technical operations during the three-year period ending December 31, 2024. Generally, in order to vest in any portion of the 2022 Strategic PSUs, the participant must also remain in continuous service with the Company through the earlier of January 5, 2025 or the date immediately prior to a change in control.

•

20% of the 2022 PSUs that may vest (such portion of the PSU award, the “2022 Financial PSUs”) are determined by reference to the Company’s achievement of certain financial milestones. Half of the 2022 Financial PSUs that may vest will be determined by reference to the Company’s net sales of infused medicines during the two-year period from January 1, 2022 through December 31, 2023 and the other half of the 2022 Financial PSUs that may vest will be determined by reference to the Company’s internally-calculated adjusted EBITDA during the same period. Generally, in order to vest in any portion of the 2022 Financial PSUs, the participant must also remain in continuous service with the Company through the earlier of (i) January 5, 2024 (with respect to 2/3rds of the 2022 Financial PSUs) and January 5, 2025 (with respect to 1/3rd of the 2022 Financial PSUs) or (ii) the date immediately prior to a change in control.

If a change in control occurs prior to the completion of the defined performance period, a portion of the 2022 PSUs will vest as measured through the date of the change in control which will be determined by the Compensation Committee.

In April 2021 and October 2021, the Company’s board of directors approved modifications of certain outstanding awards of two senior executives, one of whom retired in January 2022 and the other who’s employment was terminated in January 2022. The modifications provided for continued vesting of performance awards post termination of services that would have otherwise been forfeited. The modifications resulted in an incremental expense of $6.4 million accrued through the senior executives’ respective retirement and termination dates.

All PSUs outstanding on March 31, 2022 may vest in a range of between 0% and 200%, with the exception of certain modified PSUs granted in 2020 and based on net sales which are capped at 150%. The Company accounts for all PSUs as equity-settled awards in accordance with ASC 718, Compensation-Stock Compensation. Because the value of the 2022 Relative TSR PSUs is dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value on the grant date. As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2022 Relative TSR PSUs during the three months ended March 31, 2022, include:

Valuation date stock price	$105.97
Expected volatility	45.01%
Risk free rate	1.01%

The value of the 2022 Strategic PSUs and 2022 Financial PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full-period performance against targets, and the Company adjusts the expense quarterly.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Share-based compensation expense
Cost of goods sold	$2,177	$1,936
Research and development	8,976	5,616
Selling, general and administrative	36,147	53,614
Total share-based compensation expense	$47,300	$61,166

During the three months ended March 31, 2022 and 2021, the Company recognized $45.2 million and $53.7 million of tax benefit, respectively, related to share-based compensation resulting primarily from the fair value of equity awards at the time of the exercise of stock options and vesting of restricted stock units and PSUs. As of March 31, 2022, the Company estimated that pre-tax unrecognized compensation expense of $356.1 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the second quarter of 2023. The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2020 EIP and the 2018 EIP.

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

The following table presents the benefit for income taxes for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Income (loss) before benefit for income taxes	$172,739	$(171,102)
Benefit for income taxes	(31,522)	(47,751)
Net income (loss)	$204,261	$(123,351)

During the three months ended March 31, 2022 and 2021, the Company recorded a benefit for income taxes of $31.5 million and $47.8 million, respectively. The decrease in benefit for income taxes recorded during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, resulted primarily from a decrease in the tax benefits recognized on share-based compensation and the mix of pre-tax income and losses incurred in various tax jurisdictions.

NOTE 19 – SUBSEQUENT EVENTS

On April 25, 2022, the Company entered into two interest rate swap agreements with notional amounts totaling $800.0 million, effective June 24, 2022, to hedge or otherwise protect against interest rate fluctuations on a portion of its variable rate debt. The agreements effectively fix LIBOR at approximately 2.8% through December 24, 2026. These agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable monthly interest rates on $800.0 million of the Company’s 2028 Term Loans and the 2026 Term Loans.

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

As of March 31, 2022, our commercial portfolio consisted of the following medicines:

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
PENNSAID® (diclofenac sodium topical solution) 2% w/w, or PENNSAID 2%, for topical use
RAYOS® (prednisone) delayed-release tablets, for oral use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

Acquisitions and Divestitures

Since January 1, 2021, we completed the following acquisitions and divestitures:

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

Impact of COVID-19

Beginning in March 2020, many states and municipalities in the United States took aggressive actions to reduce the spread of the COVID-19 pandemic, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which directed individuals to shelter at their places of residence (subject to limited exceptions). Similarly, the Irish government limited gatherings of people and encouraged employees to work from their homes. Vaccines and treatments have now enabled a resumption of more normal business practices and initiatives in many countries, including the United States and Ireland, however the COVID-19 pandemic may continue to have a negative impact on our operations and net sales during 2022, including due to the emergence of new variants of the virus and potential actions to combat their transmission. In addition, our clinical trials have been and may in the future be affected by the COVID-19 pandemic as referred to below.

Economic and health conditions in the United States and across most of the world are continuing to change rapidly because of the COVID-19 pandemic. Although COVID-19 is a global issue that is altering business and consumer activity, the biopharmaceutical industry is considered a critical and essential industry in the United States and many other countries and, therefore, we do not currently expect any government-imposed extended shut downs of suppliers or distribution channels, although our suppliers and other third parties on which we rely could be impacted by employee absences due to COVID-19 illnesses. While certain of our contract manufacturers are involved in manufacturing vaccines for COVID-19, we do not currently expect these activities to impact the future supply of our medicines. In respect of our medicines, we believe we have sufficient inventory of raw materials and finished goods and we expect patients to be able to continue to receive their medicines at a site of care, for our infused medicines, and from their current pharmacies, alternative pharmacies or, if necessary, by direct shipment from our third-party providers that have such capability, for our other medicines.

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

In March 2021, the FDA approved a prior approval supplement to the TEPEZZA biologics license application, or BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product in a batch resulting in an increased number of vials with each manufacturing slot. We commenced resupply of TEPEZZA to the market in April 2021. In addition, we received FDA approval in December 2021 for a second drug product manufacturer, Patheon Pharmaceuticals Inc., or Patheon (the contract development and manufacturing services organization of Thermo Fisher Scientific).

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

In the first quarter of 2022, demand for TEPEZZA was negatively impacted by the omicron variant of COVID-19. The omicron variant resulted in significant employee absences in our commercial organization due to illness and also impacted operations at sites of care that infuse TEPEZZA and patient access to and willingness to visit healthcare providers. These events resulted in lower new patient enrollment forms for TEPEZZA, delays in new patients starting infusions and disruptions in therapy. These same events also impacted enrollment in the TEPEZZA clinical trial in chronic TED and we now expect data from this trial in the first half of 2023.

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

Similar to TEPEZZA above, demand for KRYSTEXXA and UPLIZNA were also negatively impacted by the omicron variant of COVID-19 in the first quarter of 2022. The omicron variant resulted in significant employee absences in our commercial organization due to illness and also impacted operations at sites of care that infuse KRYSTEXXA and UPLIZNA and patient access to and willingness to visit healthcare providers.  These events resulted in lower new patient enrollment forms for KRYSTEXXA and UPLIZNA, delays in new patients starting infusions and disruptions in therapy.

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

Clinical trials

Our clinical trials have been and may in the future be affected by COVID-19 or its variants. As referred to above, certain clinical trials for TEPEZZA were delayed due to the impact of the TEPEZZA supply disruption at Catalent, and more recently we experienced enrollment delays in our TEPEZZA clinical trial in chronic TED due to the impacts of the omicron variant of COVID-19. In addition, clinical site initiation and patient enrollment may be delayed due to staffing shortages or prioritization of hospital and healthcare resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a result of, or a precaution against, contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Strategy

Horizon is a leading high-growth, innovation-driven, profitable biotech company. We are focused on the discovery, development and commercialization of medicines that address critical needs for people impacted by rare, autoimmune and severe inflammatory diseases. Our three strategic goals are to: (i) maximize the value of our on-market medicines through commercial execution and clinical investment; (ii) expand our research and development, or R&D, pipeline through significant internal investment and external business development; and (iii) build a global presence in targeted international markets. Our vision is to build healthier communities, urgently and responsibly, supported by our philosophy to make a meaningful difference for patients and communities in need. We believe this generates value for our multiple stakeholders, including our shareholders.

Our commercialization strategy for our on-market rare disease medicines, including our key growth drivers TEPEZZA, KRYSTEXXA and UPLIZNA, includes initiatives to increase awareness of the conditions each medicine is designed to treat, enhancing efforts to identify target patients and, for TEPEZZA and KRYSTEXXA, to promote earlier treatment; driving awareness of the benefits of the medicines, including, for TEPEZZA, in the treatment of chronic TED, and for UPLIZNA, increasing awareness of what differentiates our medicines from other available therapies; optimizing timely access for patients to the medicines; and maximizing the value of the medicines through investment in clinical trials.

Our R&D strategy is to expand our pipeline of preclinical and clinical development programs to drive sustainable growth, as well as maximizing the benefit and value of our existing medicines through development programs. We are (i) acquiring, licensing and developing medicines for indications that address unmet needs in rare, autoimmune and severe inflammatory diseases, particularly those in our therapeutic areas of focus; (ii) maximizing our pipeline candidates through internal research and development; (iii) expanding our early-stage pipeline through partnerships and collaborations; and (iv) continuing to build out our research capabilities to generate discovery-stage candidates internally. Our R&D pipeline includes more than 20 programs. We expect to initiate seven clinical trials in 2022 and have initiated enrollment in two of them since the start of the year.

The aim of our global expansion strategy is to build a global presence in targeted international markets to support the planned launch of UPLIZNA in Europe this year following our receipt of marketing authorization from the European Commission in April 2022, and potential approvals and commercial launches in other markets, including Brazil, in the coming years, and to support the potential approvals and commercial launches of TEPEZZA in Japan, Brazil and other international markets over the next several years. We plan to use a combination of direct marketing and partnerships for our global expansion efforts and are establishing the infrastructure needed to support these activities.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2022 and 2021

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

	For the Three Months Ended March 31,		Change	Change
	2022	2021	$	%
	(in thousands)
Net sales	$885,245	$342,406	$542,839	159%
Cost of goods sold	215,062	100,368	114,694	114%
Gross profit	670,183	242,038	428,145	177%
Operating expenses:
Research and development	103,132	57,693	45,439	79%
Selling, general and administrative	372,734	331,992	40,742	12%
Impairment of long-lived asset	—	12,371	(12,371)	(100%)
Total operating expenses	475,866	402,056	73,810	18%
Operating income (loss)	194,317	(160,018)	354,335	221%
Other expense, net:
Interest expense, net	(21,256)	(13,460)	(7,796)	(58%)
Foreign exchange gain (loss)	420	(848)	1,268	150%
Other (expense) income, net	(742)	3,224	(3,966)	(123%)
Total other expense, net	(21,578)	(11,084)	(10,494)	(95)%
Income (loss) before benefit for income taxes	172,739	(171,102)	343,841	201%
Benefit for income taxes	(31,522)	(47,751)	16,229	34%
Net income (loss)	$204,261	$(123,351)	$327,612	266%

Net sales. Net sales increased $542.8 million, or 159%, to $885.2 million during the three months ended March 31, 2022, from $342.4 million during the three months ended March 31, 2021. The increase in net sales during the three months ended March 31, 2022 was primarily due to an increase in net sales in our orphan segment of $576.8 million. Growth was primarily due to an increase in TEPEZZA net sales of $499.4 million primarily due to the impact of the short-term supply disruption in 2020 as described below, an increase in KRYSTEXXA net sales of $34.0 million and an increase in UPLIZNA net sales of $28.6 million, partially offset by a decrease in net sales in our inflammation segment of $34.0 million when compared to the three months ended March 31, 2021.

The following table reflects net sales by medicine for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,		Change	Change
	2022	2021	$	%
TEPEZZA	$501,451	$2,065	499,386	NM
KRYSTEXXA	140,704	106,757	33,947	32%
RAVICTI	78,257	72,817	5,440	7%
PROCYSBI	49,571	43,363	6,208	14%
ACTIMMUNE	31,435	28,763	2,672	9%
UPLIZNA	30,477	1,873	28,604	NM
BUPHENYL	2,161	1,660	501	30%
QUINSAIR	296	209	87	42%
Orphan segment net sales	$834,352	$257,507	$576,845	224%

PENNSAID 2%	35,368	45,817	(10,449)	(23)%
RAYOS	13,487	15,272	(1,785)	(12)%
DUEXIS	1,123	19,465	(18,342)	(94)%
VIMOVO	915	4,345	(3,430)	(79)%
Inflammation segment net sales	$50,893	$84,899	$(34,006)	(40)%

Total net sales	$885,245	$342,406	$542,839	159%

Orphan Segment

TEPEZZA. Net sales increased $499.4 million to $501.5 million during the three months ended March 31, 2022, from $2.1 million during the three months ended March 31, 2021. Net sales primarily increased due to volume growth of approximately $499.4 million. In December 2020, pursuant to the DPA, Catalent was ordered to prioritize certain COVID-19 vaccine manufacturing, resulting in the cancellation of previously guaranteed and contracted TEPEZZA drug product manufacturing slots in December 2020, which were required to maintain TEPEZZA supply. In March 2021, the FDA approved a prior approval supplement to the TEPEZZA biologics license application (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product in a batch resulting in an increased number of vials with each manufacturing slot. We commenced resupply of TEPEZZA to the market in April 2021. Refer to the Impact of COVID-19 section above for further information.

KRYSTEXXA. Net sales increased $34.0 million, or 32%, to $140.7 million during the three months ended March 31, 2022, from $106.7 million during the three months ended March 31, 2021. Net sales increased by approximately $22.9 million due to volume growth and $11.1 million due to higher net pricing.

RAVICTI. Net sales increased $5.4 million, or 7%, to $78.2 million during the three months ended March 31, 2022, from $72.8 million during the three months ended March 31, 2021. Net sales increased by approximately $6.1 million due to volume growth, partially offset by a decrease of approximately $0.7 million due to lower net pricing.

PROCYSBI. Net sales increased $6.2 million, or 14%, to $49.5 million during the three months ended March 31, 2022, from $43.3 million during the three months ended March 31, 2021. Net sales increased by approximately $4.8 million due to volume growth and $1.4 million due to higher net pricing.

ACTIMMUNE. Net sales increased $2.7 million, or 9%, to $31.4 million during the three months ended March 31, 2022, from $28.7 million during the three months ended March 31, 2021. Net sales increased by approximately $2.0 million due to volume growth and $0.7 million due to higher net pricing.

UPLIZNA. Net sales increased $28.6 million to $30.5 million during the three months ended March 31, 2022, from $1.9 million during the three months ended March 31, 2021. Net sales increased by approximately $27.3 million due to volume growth and $1.3 million due to higher net pricing. We began recognizing UPLIZNA sales following our acquisition of Viela on March 15, 2021. UPLIZNA revenue is affected each reporting period by the changes in the estimate of variable consideration included in the remeasurement of the refund liability for shipments to Mitsubishi Tanabe Pharma Corporation, or MTPC. During the three months ended March 31, 2022, we recognized $1.6 million of revenue as a result of the change in this estimate. The amount of variable consideration recognized is dependent on MTPC’s sales over which we have no direct control.

Inflammation Segment

PENNSAID 2%. Net sales decreased $10.4 million, or 23%, to $35.4 million during the three months ended March 31, 2022, from $45.8 million during the three months ended March 31, 2021. Net sales decreased by approximately $7.8 million due to lower net pricing and $2.6 million due to lower sales volume.

RAYOS. Net sales decreased $1.8 million, or 12%, to $13.5 million during the three months ended March 31, 2022, from $15.3 million during the three months ended March 31, 2021. Net sales decreased by approximately $1.5 million due to lower net pricing and $0.3 million due to lower sales volume.

We have an exclusive license to U.S. patents and patent applications from Vectura Group plc covering RAYOS. Under our settlement agreement with Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida), or Teva, Teva may enter the market on December 23, 2022, or earlier under certain circumstances. As a result, we expect our net sales for RAYOS to decline in future periods.

DUEXIS. Net sales decreased $18.3 million, or 94%, to $1.1 million during the three months ended March 31, 2022, from $19.4 million during the three months ended March 31, 2021. Net sales decreased by approximately $16.8 million resulting from lower sales volume, primarily due to the impact of generic competition, and a decrease of approximately $1.5 million due to lower net pricing.

VIMOVO. Net sales decreased $3.4 million, or 79%, to $0.9 million during the three months ended March 31, 2022, from $4.3 million during the three months ended March 31, 2021. Net sales decreased by approximately $2.8 million due to lower sales volume as a result of generic competition, which began in 2020, and $0.6 million due to lower net pricing.

The table below reconciles our gross to net sales for the three months ended March 31, 2022 and 2021 (in millions, except percentages):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$1,231.5	100.0%	$761.5	100.0%
Adjustments to gross sales:
Prompt pay discounts	(10.2)	(0.8)%	(12.0)	(1.6)%
Medicine returns	(4.4)	(0.3)%	(2.1)	(0.3)%
Co-pay and other patient assistance	(84.8)	(6.9)%	(199.1)	(26.1)%
Commercial rebates and wholesaler fees	(51.3)	(4.2)%	(63.1)	(8.3)%
Government rebates and chargebacks	(195.6)	(15.9)%	(142.7)	(18.7)%
Total adjustments	(346.3)	(28.1)%	(419.0)	(55.0)%
Net sales	$885.2	71.9%	$342.4	45.0%

During the three months ended March 31, 2022, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 6.9% from 26.1% during the three months ended March 31, 2021, primarily due to a decreased proportion of inflammation segment medicines sold, as well as the impact of generic competition on DUEXIS sales.

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

Cost of Goods Sold. Cost of goods sold increased $114.7 million to $215.1 million during the three months ended March 31, 2022, from $100.4 million during the three months ended March 31, 2021. The increase in cost of goods sold was primarily due to an increase in royalty expense, an increase in inventory step-up expense and an increase in amortization expense. Royalty expense increased by $53.7 million primarily due to royalties payable on net sales of TEPEZZA, which increased significantly during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to higher net sales. Inventory step-up expense increased by $26.3 million related to UPLIZNA based on the acquired units of inventory sold during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Amortization expense increased $22.6 million primarily due to the acquisition of the UPLIZNA developed technology intangible asset in March 2021. As a percentage of net sales, cost of goods sold (excluding amortization expense of $89.3 million during the three months ended March 31, 2022 and $66.4 million during the three months ended March 31, 2021) was 14% during the three months ended March 31, 2022, compared to 11% during the three months ended March 31, 2021. The increase in cost of goods sold as a percentage of net sales was primarily due to a change in the mix of medicines sold and increases in inventory step-up expense related to UPLIZNA as noted above.

Research and Development Expenses. R&D expenses increased $45.4 million to $103.1 million during the three months ended March 31, 2022, from $57.7 million during the three months ended March 31, 2021. The increase was primarily attributable to a $19.8 million increase in clinical trial and manufacturing development costs reflecting increased activity in our R&D pipeline as well as the addition of Viela’s medicine candidates and development programs following the acquisition of Viela in March 2021 and an increase of $13.5 million in employee-related costs.

We expect our R&D expenses to continue increasing significantly in future periods as a result of our on-going and planned clinical trials for our pipeline including new medicine candidates and development programs acquired in 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $40.7 million to $372.7 million during the three months ended March 31, 2022, from $332.0 million during the three months ended March 31, 2021. The increase was primarily attributable to costs associated with the commercialization of our medicines and global expansion initiatives. These include an increase of $51.2 million in marketing program costs, an increase of $12.7 million in employee-related costs and an increase of $4.3 million in consulting costs. This was partially offset by a decrease of $28.0 million in transaction costs which were incurred during the first quarter of 2021 relating to the Viela acquisition.

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

Interest Expense, Net. Interest expense, net, increased $7.8 million to $21.2 million during the three months ended March 31, 2022, from $13.4 million during the three months ended March 31, 2021. The increase was primarily due to an increase in interest expense of $7.9 million, primarily related to an additional $1.6 billion aggregate principal amount of term loans borrowed pursuant to an amendment to our Credit Agreement, the proceeds of which, in addition to a portion of our existing cash on hand, was used to pay the consideration for the Viela acquisition, and a decrease in interest income of $0.1 million. Refer to Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

Benefit for Income Taxes. During the three months ended March 31, 2022, we recorded a benefit for income taxes of $31.5 million compared to a benefit for income taxes of $47.8 million during the three months ended March 31, 2021. The benefit for income taxes recorded during the three months ended March 31, 2022, resulted primarily from tax benefits recognized on share-based compensation.

Information by Segment

Refer to Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total income (loss) before benefit for income taxes for the three months ended March 31, 2022 and 2021.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the three months ended March 31, 2022 and 2021 (in thousands, except percentages).

	For the Three Months Ended March 31,
	2022	2021	Change	% Change
Net sales	$834,352	$257,507	$576,845	224%
Segment operating income	351,514	1,054	350,460	NM

Net Sales. The increase in orphan segment net sales during the three months ended March 31, 2022 is described in the Consolidated Results section above.

Segment operating income. Orphan segment operating income increased $350.4 million to $351.5 million during the three months ended March 31, 2022, from $1.1 million during the three months ended March 31, 2021. The increase was primarily attributable to an increase in net sales of $576.8 million as described above, partially offset by an increase in selling, general and administrative expenses of $112.8 million, an increase of $56.2 million in royalty expense primarily related to an increase in royalties payable on net sales of TEPEZZA and an increase in R&D expenses of $42.9 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in selling, general and administrative expenses was mainly due to increases related to the commercialization of our medicines and global expansion initiatives.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating income for the three months ended March 31, 2022 and 2021 (in thousands, except percentages).

	For the Three Months Ended March 31,
	2022	2021	Change	% Change
Net sales	$50,893	$84,899	$(34,006)	(40%)
Segment operating income	15,349	42,680	(27,331)	(64%)

Net Sales. The decrease in inflammation segment net sales during the three months ended March 31, 2022 is described in the Consolidated Results section above.

Segment operating income. Inflammation segment operating income decreased $27.3 million to $15.3 million during the three months ended March 31, 2022, from $42.6 million during the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in net sales of $34.0 million as described above, partially offset by a decrease in selling, general and administrative expenses of $3.2 million.

NON-GAAP FINANCIAL MEASURES

We provide certain non-GAAP financial measures, including EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share. These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability. Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, manufacturing plant start-up costs and restructuring and realignment costs, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, non-cash interest expense, long-lived assets impairment charges, loss on equity security investments and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures. We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Beginning in the fourth quarter of 2021, following consultation with the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission, we no longer exclude upfront and milestone payments related to license and collaboration agreements from our non-GAAP financial measures and its line-item components. For purposes of comparability, non-GAAP financial measures for the three months ended March 31, 2021 have been updated to reflect this change. The upfront and milestone payments related to license and collaboration agreements continue to be excluded from our segment operating income and from certain measures contained in our credit agreement that are relevant to, among other things, the calculation of the interest rate.

Reconciliations of reported GAAP net income (loss) to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2022	2021
GAAP net income (loss)	$204,261	$(123,351)
Depreciation (1)	5,852	4,451
Amortization and step-up:
Intangible amortization expense (2)	89,260	66,369
Inventory step-up expense (3)	27,201	911
Interest expense, net (including amortization of debt discount and deferred financing costs)	21,256	13,460
Benefit for income taxes	(31,522)	(47,751)
EBITDA	316,308	(85,911)
Other non-GAAP adjustments:
Share-based compensation (4)	47,300	61,166
Loss on equity security investments (5)	4,646	—
Acquisition/divestiture-related costs (6)	1,589	49,108
Manufacturing plant start-up costs (7)	807	—
Restructuring and realignment costs (8)	537	6,093
Impairment of long-lived asset (9)	—	12,371
Total of other non-GAAP adjustments	54,879	128,738
Adjusted EBITDA	$371,187	$42,827

	For the Three Months Ended March 31,
	2022	2021
GAAP net income (loss)	$204,261	$(123,351)
Non-GAAP adjustments:
Depreciation (1)	5,852	4,451
Amortization and step-up:
Intangible amortization expense (2)	89,260	66,369
Amortization of debt discount and deferred financing costs (10)	1,577	773
Inventory step-up expense (3)	27,201	911
Share-based compensation (4)	47,300	61,166
Loss on equity security investments (5)	4,646	—
Acquisition/divestiture-related costs (6)	1,589	49,108
Manufacturing plant start-up costs (7)	807	—
Restructuring and realignment costs (8)	537	6,093
Impairment of long-lived asset (9)	—	12,371
Total of pre-tax non-GAAP adjustments (12)	178,769	201,242
Income tax effect of pre-tax non-GAAP adjustments (11)	(67,212)	(73,129)
Total non-GAAP adjustments (12)	111,557	128,113
Non-GAAP net income (12)	$315,818	$4,762

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	229,094,311	223,920,768

Non-GAAP Earnings Per Share – Basic
GAAP earnings (loss) per share – Basic	$0.89	$(0.55)
Non-GAAP adjustments (12)	0.49	0.57
Non-GAAP earnings per share – Basic (12)	$1.38	$0.02

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	229,094,311	223,920,768
Ordinary share equivalents	6,859,007	10,190,012
Weighted average ordinary shares – Diluted	235,953,318	234,110,780

Non-GAAP Earnings Per Share – Diluted
GAAP earnings (loss) per share – Diluted	$0.87	$(0.55)
Non-GAAP adjustments (12)	0.47	0.57
Non-GAAP earnings per share – Diluted (12)	$1.34	$0.02

(1)	Represents depreciation expense related to our property, plant, equipment, software and leasehold improvements.

(2)	Intangible amortization expenses are primarily associated with our developed technology related to TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, ACTIMMUNE, UPLIZNA, BUPHENYL, PENNSAID 2% and RAYOS.

(3)

During the three months ended March 31, 2022 and 2021, we recognized in cost of goods sold $27.2 million and $0.9 million, respectively, for inventory step-up expense related to UPLIZNA inventory revalued in connection with the Viela acquisition. Refer to Note 5, Inventories, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

(4)

Represents share-based compensation expense associated with our stock option, restricted stock unit and performance stock unit grants to our employees and non-employee directors and our employee share purchase plan.

(5)

We held investments in equity securities with readily determinable fair values of $8.5 million as of March 31, 2022, which are included in other assets in the condensed consolidated balance sheet. For the three months ended March 31, 2022, we recognized a net unrealized loss of $4.6 million due to the change in fair value of these securities.

(6)

Primarily represents transaction and integration costs, including, advisory, legal, consulting and certain employee-related costs, incurred in connection with our acquisitions and divestitures. Costs recovered from subleases of acquired facilities and reimbursed expenses incurred under transition arrangements for divestitures are also reflected in this line item.

(7)

During the three months ended March 31, 2022, we recorded $0.8 million of manufacturing plant start-up costs related to the Waterford biologic drug product manufacturing facility purchased from EirGen in July 2021.

(8)	Represents rent and maintenance charges as a result of vacating the leased Lake Forest office in the first quarter of 2021.

(9)	During the three months ended March 31, 2021, we recorded a right-of-use asset impairment charge of $12.4 million as a result of vacating the leased Lake Forest office.

(10)	Represents amortization of debt discount and deferred financing costs associated with our debt.

(11)

Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment.

(12)

As discussed above, following consultation with the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission, we no longer exclude upfront and milestone payments related to license and collaboration agreements from our non-GAAP financial measures and its line-item components. Adjusted EBITDA and non-GAAP net income for the three months ended March 31, 2021, includes $3.0 million of upfront and milestone payments related to license and collaboration agreements. These amounts continue to be excluded from our segment operating income and from certain measures contained in our credit agreement that are relevant to, among other things, the calculation of the interest rate.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2022, we had retained earnings of $522.9 million. We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines and global expansion initiatives, but we believe these cost increases will be more than offset by higher net sales and gross profits in future periods. Additionally, we expect that our R&D costs will continue to increase as we acquire or develop more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes. In particular, we expect to incur substantial costs in connection with advancing our pipeline of medicine candidates and development programs in on-going and planned clinical trials.

Following the highly successful launch of TEPEZZA, which significantly exceeded our expectations, we are in the process of expanding our production capacity to meet anticipated future demand for TEPEZZA. As of March 31, 2022 we had total purchase commitments, including the minimum annual order quantities and binding firm orders, with AGC Biologics A/S (formerly known as CMC Biologics A/S) for TEPEZZA drug substance of €96.0 million ($106.2 million converted at a Euro-to-Dollar exchange rate as of March 31, 2022 of 1.1059), to be delivered through March 2024.

We also expect to incur additional costs and to enter into additional purchase commitments in connection with our efforts to expand TEPEZZA production capacity in order to meet anticipated increases in demand.

Under our license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or together referred to as Roche, our remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($46.6 million when converted using a CHF-to-Dollar exchange rate at March 31, 2022 of 1.0846).

In July 2021, we completed the purchase of a biologic drug product manufacturing facility from EirGen for $67.9 million. Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details. We expect to incur approximately $35.0 million in capital expenditures through 2022 in order to complete the drug product facility.

We are committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P. As of March 31, 2022, the total carrying amount of our investments in these funds was $24.8 million, which is included in other assets in the condensed consolidated balance sheet, and our total future commitments to these funds are $42.6 million.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years. As of March 31, 2022, we had $1.6 billion in cash and cash equivalents and total debt with a book value of $2.6 billion and face value of $2.6 billion. We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next 12 months from the issuance of the financial statements in this Quarterly Report on Form 10-Q. We do not have any financial covenants or non-financial covenants that we expect to be affected by the economic disruptions and negative effects of the COVID-19 pandemic.

We have a significant amount of debt outstanding on a consolidated basis. For a description of our debt agreements, refer to Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q. This substantial level of debt could have important consequences to our business, including, but not limited to: making it more difficult for us to satisfy our obligations; requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund acquisitions, capital expenditures, R&D and future business opportunities; limiting our ability to obtain additional financing, including borrowing additional funds; increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and placing us at a disadvantage as compared to our competitors, to the extent that they are not as highly leveraged. We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness.

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

During the three months ended March 31, 2022, we issued an aggregate of 2,112,964 of our ordinary shares in connection with stock option exercises, the vesting of restricted stock units and performance stock units, and employee share purchase plan purchases. We received a total of $9.1 million in net proceeds in connection with such issuances. During the three months ended March 31, 2022, we made payments of $115.1 million for employee withholding taxes relating to vesting of share-based awards.

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 15, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Cash, cash equivalents and restricted cash	$1,647,265	$815,448
Cash provided by (used in):
Operating activities	215,791	(3,728)
Investing activities	(40,724)	(2,729,499)
Financing activities	(110,037)	1,469,194

Operating Cash Flows

During the three months ended March 31, 2022, net cash provided by operating activities of $215.8 million were favorably impacted by higher net sales offset by the timing of working capital cash flows.

During the three months ended March 31, 2021, net cash used in operating activities of $3.7 million was primarily attributable to payments made related to patient assistance costs for our inflammation segment medicines and government rebates for our orphan segment medicines, payments related to selling, general and administrative expenses, including transaction costs related to the Viela acquisition and payments related to R&D expenses, partially offset by cash collections from gross sales, including TEPEZZA sales prior to the supply disruption.

Investing Cash Flows

During the three months ended March 31, 2022, net cash used in investing activities of $40.7 million was primarily attributable to an upfront payment of $25.0 million paid to Alpine Immune Sciences, Inc., or Alpine, in the first quarter of 2022 relating to an exclusive license agreement entered into in December 2021 and payments related to purchases of property, plant and equipment of $14.2 million. Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details on the Alpine license agreement.

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

Financing Cash Flows

During the three months ended March 31, 2022, net cash used in financing activities of $110.0 million was primarily attributable to $115.1 million in payments of employee withholding taxes relating to share-based awards, partially offset by $9.1 million in proceeds from the issuance of ordinary shares in connection with stock option exercises.

During the three months ended March 31, 2021, net cash provided by financing activities of $1,469.2 million was primarily attributable to an additional $1.6 billion aggregate principal amount of term loans borrowed pursuant to an amendment to our Credit Agreement, the proceeds of which, in addition to a portion of our existing cash on hand, was used to pay the consideration for the Viela acquisition, partially offset by $128.3 million in payments of employee withholding taxes relating to share-based awards.

Financial Condition as of March 31, 2022 compared to December 31, 2021

Developed technology and other intangible assets, net. Developed technology and other intangible assets, net, decreased $88.1 million, from $2,960.1 million as of December 31, 2021 to $2,872.0 million as of March 31, 2022, primarily related to amortization of developed technology during the three months ended March 31, 2022.

In-process research and development. In April 2022, the European Commission granted marketing authorization for UPLIZNA for the treatment of adult patients with NMOSD in the European Union. As a result, we expect to reclass $70.0 million of in-process research and development to developed technology in the second quarter of 2022.

Goodwill. At September 30, 2021, we determined that an interim impairment analysis of the inflammation reporting unit’s $56.2 million goodwill balance was warranted. The fair value of the inflammation reporting unit exceeded its carrying value by more than 30% as of September 30, 2021, the interim testing date, resulting in no impairment. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10 percent decrease to the fair values of the reporting unit. A 10% decrease in fair value would reduce the excess of the reporting unit’s fair value over its carrying value to approximately 19%.

Our annual qualitative goodwill impairment test performed for both the orphan and inflammation reporting unit in the fourth quarter of 2021 did not indicate an impairment. While no impairment was recognized during the year ended December 31, 2021, we anticipate that an impairment of the inflammation reporting unit’s goodwill could occur in the next 12 to 18 months if the reporting unit does not achieve currently forecasted net sales and profitability estimates. These forecasts and estimates could be impacted by factors outside of our control, such as increased competition from an earlier than anticipated PENNSAID 2% generic entrant, which may result in impairment.

Accrued expenses and other current liabilities. Accrued expenses and other current liabilities decreased $145.6 million, from $523.0 million as of December 31, 2021 to $377.4 million as of March 31, 2022. This was primarily due to a decrease in payroll-related expenses of $63.7 million, a decrease in accrued upfront and milestone payments of $35.1 million and a decrease in accrued royalties of $21.7 million.

Deferred tax liabilities, net. Deferred tax liabilities, net, decreased $55.7 million from $390.5 million as of December 31, 2021 to $334.8 million as of March 31, 2022, primarily due to a benefit for income taxes recognized during the three months ended March 31, 2022.

Contractual Obligations

As of March 31, 2022, there were no material changes to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

During the three months ended March 31, 2022, there have been no significant changes in our application of our critical accounting policies. A summary of our critical accounting policies is included in Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under our Credit Agreement and our investment in money market accounts which bear a variable interest rate. Our approximately $418.0 million aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in December 2019, or the 2026 Term Loans, and loans under our incremental revolving credit facility, or Revolving Credit Facility, bear interest, at our option, at a rate equal to the London Inter-Bank Offered Rate, or LIBOR, plus 2.25% per annum (subject to a 0.00% LIBOR floor), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00. The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%. Our 2026 Term Loans are borrowed in LIBOR. The one-month LIBOR rate as of April 25, 2022, which was the most recent date the interest rate on the 2026 Term Loans was fixed, was 0.69%, and as a result, the interest rate on our 2026 Term Loans is currently 2.69% per annum. Our $1.6 billion aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in March 2021, or the 2028 Term Loans, bear interest, at our option, at a rate equal to LIBOR, plus 2.00% per annum (subject to a 0.50% LIBOR floor), or the adjusted base rate plus 1.00% per annum with a step-down to LIBOR plus 1.75% per annum or the adjusted base rate plus 0.75% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00. Our 2028 Term Loans are based on LIBOR. The one-month LIBOR rate as of April 25, 2022, which was the most recent date the interest rate on the 2028 Term Loans was fixed, was 0.69%, and as a result, the interest rate on our 2028 Term Loans is currently 2.44% per annum. As of March 31, 2022, the Revolving Credit Facility was undrawn. Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, intended to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR. However, the cessation date has been deferred to June 30, 2023, for the most commonly used tenors in U.S. dollar LIBOR (i.e., overnight and one, three and six months). We do not expect the planned discontinuation of LIBOR to have a material impact on interest payments incurred under our Credit Agreement.

As of March 31, 2022, an increase in the LIBOR of 100 basis points above the current LIBOR rate would increase our interest expense related to the Credit Agreement by $20.0 million per year. On April 25, 2022, we entered into two interest rate swap agreements with notional amounts totaling $800.0 million, effective June 24, 2022, to hedge or otherwise protect against interest rate fluctuations on a portion of our variable rate debt. The agreements effectively fix LIBOR at approximately 2.8% through December 24, 2026. These agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable monthly interest rates on $800.0 million of our 2028 Term Loans and our 2026 Term Loans. If the impacts of the interest rate swaps were included, an increase in the LIBOR of 100 basis points above the LIBOR rate at March 31, 2022, would increase our interest expense related to the Credit Agreement by $12.0 million per year.

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

Foreign Currency Risk. Our purchase costs of TEPEZZA drug substance, TEPEZZA drug product with our recently approved second drug product manufacturer, Patheon Pharmaceuticals Inc. (the contract development and manufacturing services organization of Thermo Fisher Scientific), and ACTIMMUNE inventory are principally denominated in Euros and are subject to foreign currency risk. In addition, we are obligated to pay certain milestones and a royalty on sales of TEPEZZA to Roche in Swiss Francs, which obligations are subject to foreign currency risk. We also incur certain operating expenses and earn certain revenues in currencies other than the U.S. dollar in relation to our Irish operations and foreign subsidiaries. Therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro and the Swiss Franc. From time to time, we enter into forward currency contracts to hedge our foreign currency risk exposure.

Inflation Risk. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale biopharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. As of March 31, 2022 and December 31, 2021, our top four customers accounted for approximately 94% of our total outstanding accounts receivable balances. Given the size and creditworthiness of the customers, we have not experienced and do not expect to experience material credit related losses with such customers.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2022, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

We are subject to ongoing obligations and continued regulatory review by the U.S. Food and Drug Administration, or FDA, and equivalent foreign regulatory agencies, and we may be subject to penalties and litigation and large incremental expenses if we fail to comply with regulatory requirements or experience problems with our medicines.

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

•	We face significant competition from other biopharmaceutical companies, including those marketing generic medicines and our operating results will suffer if we fail to compete effectively.
•	Clinical development of drugs and biologics involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
•	If we fail to develop or acquire other medicine candidates or medicines, our business and prospects would be limited.
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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

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

The commercialization of our medicines has been and may continue to be adversely impacted by COVID-19 and actions taken to slow its spread. For example, patients have postponed visits to healthcare provider facilities, certain healthcare providers have temporarily closed their offices or are restricting patient visits, healthcare provider employees may become generally unavailable and there could be disruptions in the operations of payers, distributors, logistics providers and other third parties that are necessary for our medicines to be prescribed, reimbursed and administered to patients. In addition, due to reduced willingness of patients to visit physician offices and infusion centers, sales of TEPEZZA, KRYSTEXXA and UPLIZNA have been negatively impacted, and this impact may continue in future quarters until healthcare activities and patient visits return to normal levels. In addition, during 2021, the impact from COVID-19 and the TEPEZZA supply disruption slowed the generation of TEPEZZA patient enrollment forms, which drive new patient starts. In the first quarter of 2022, demand for TEPEZZA, KRYSTEXXA and UPLIZNA were negatively impacted by the omicron variant of COVID-19. The omicron variant resulted in significant employee absences in our commercial organization due to illness and also impacted operations at sites of care that infuse TEPEZZA, KRYSTEXXA and UPLIZNA and patient access to and willingness to visit healthcare providers.  These events resulted in lower new patient enrollment forms for TEPEZZA, KRYSTEXXA and UPLIZNA, delays in new patients starting infusions and disruptions in therapy. While the impact from the omicron variant has begun to subside, we cannot predict how long the COVID-19 pandemic will continue to negatively impact sales of our medicines or if or when new variants will emerge that cause similar disruptions. We also expect that even after COVID-19-related restrictions are lifted, our sales force activities, healthcare provider operations and patients’ willingness to visit healthcare facilities will continue to be limited. We also cannot predict how effective any of our virtual patient, physician and partner support initiatives will be with respect to marketing and supporting the administration and reimbursement of our medicines.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our medicines. In particular, some of our suppliers of certain materials used in the production of our medicines are located in regions that have been subject to COVID-19-related actions and policies that limit the conduct of normal business operations. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to COVID-19, our ability to continue meeting commercial demand for our medicines in the United States or advancing development of our medicine candidates may become impaired. For example, in December 2020, pursuant to the Defense Production Act of 1950, or DPA, Catalent Indiana, LLC, or Catalent, was ordered to prioritize certain COVID-19 vaccine manufacturing, resulting in the cancellation of previously guaranteed and contracted TEPEZZA drug product manufacturing slots in December 2020, which were required to maintain TEPEZZA supply. In March 2021, the FDA approved a prior approval supplement to the TEPEZZA biologics license application, or BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product in a batch resulting in an increased number of vials with each manufacturing slot. We commenced resupply of TEPEZZA to the market in April 2021. However, our ability to continue TEPEZZA supply is dependent on future committed manufacturing slots for TEPEZZA not being cancelled and being run successfully, which could be impacted by additional government-mandated COVID-19 vaccine production orders and other risks associated with our reliance on our third-party manufacturers discussed below. If we were to experience another disruption of TEPEZZA supply, it would have a material adverse effect on our operating results and ability to achieve our financial projections in 2022. Refer to the Impact of COVID-19 section in Item 2 of Part I, of this Quarterly Report on Form 10-Q for further information. At this time, we consider our medicine inventories on hand to be sufficient to meet our commercial requirements.

Our clinical trials may be affected by COVID-19. As described in the Impact of COVID-19 section in Item 2 of Part 1 of this Quarterly Report on Form 10-Q, certain clinical trials for TEPEZZA were delayed due to the impact of the TEPEZZA supply disruption at Catalent, and more recently we experienced enrollment delays in our TEPEZZA clinical trial in chronic TED due to the impacts of the omicron variant of COVID-19. In addition, clinical site initiation and patient enrollment may be delayed due to staffing shortages or prioritization of hospital and healthcare resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against or as a result of contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

The spread of COVID-19 and actions taken to reduce its spread may also materially affect us economically. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in interest rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly or more dilutive. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position or our business development activities.

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

With respect to TEPEZZA, sales will depend on market acceptance and adoption by physicians, healthcare payers and patients, as well as the ability and willingness of physicians who do not have in-house infusion capability to refer patients to infusion sites of care. With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales, marketing and clinical strategies, which are intended to expand the patient population and usage of KRYSTEXXA. This includes our marketing efforts in nephrology and our studies designed to improve the response rate to KRYSTEXXA, to evaluate a shorter infusion time, and to evaluate the use of KRYSTEXXA in kidney transplant patients. With respect to RAVICTI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI and to educate patients and physicians on the benefits of continuing RAVICTI therapy once initiated. With respect to PROCYSBI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation immediate-release cysteamine therapy to PROCYSBI, to identify additional patients with nephropathic cystinosis and to educate patients and physicians on the benefits of continuing therapy once initiated. With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, they are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to identify additional patients with such conditions and educate patients and physicians on the benefits of continuing treatment once initiated. With respect to UPLIZNA, sales will depend on market acceptance and adoption by physicians and healthcare payers, as well as the ability and willingness of physicians who do not have in-house infusion capability to refer patients to infusion sites of care. With respect to each of PENNSAID 2% w/w, or PENNSAID 2%, and RAYOS, their higher cost compared to the generic or branded forms of their active ingredients alone may limit adoption by physicians, patients and healthcare payers. If our current medicines or any other medicine that we may seek approval for, or acquire, fail to attain market acceptance, we may not be able to generate significant revenue to sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

Our future prospects are highly dependent on our ability to successfully develop and execute commercialization strategies for each of our medicines. Failure to do so would adversely impact our financial condition and prospects.*

A substantial majority of our resources are focused on the commercialization of our current medicines. Our ability to generate significant medicine revenues and to achieve commercial success in the near-term will initially depend almost entirely on our ability to successfully commercialize these medicines in the United States. With respect to our orphan segment, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for label expansion and more effective use through clinical trials, as well as opportunities for commercialization outside of the United States. Our comprehensive commercial strategy for TEPEZZA aims to enable more thyroid eye disease, or TED, patients to benefit from TEPEZZA. We are doing this by: (i) facilitating continued TEPEZZA uptake in the treatment of TED through continued promotion of TEPEZZA to treating physicians; (ii) continuing to develop the TED market by increasing physician awareness of the disease severity and the urgency to diagnose and treat it, as well as the benefits of treatment with TEPEZZA; (iii) driving accelerated disease identification and time to treatment through our digital and broadcast marketing campaigns; (iv) enhancing the patient journey with our high-touch, patient-centric model as well as support for the patient and site-of-care referral processes; (v) pursuing more timely access to TEPEZZA for TED patients; and (vi) conducting post-marketing studies to inform the use TEPEZZA in chronic TED. Our strategy with respect to KRYSTEXXA includes existing rheumatology account growth, new rheumatology account growth and accelerating nephrology growth, as well as development efforts to enhance response rates through combination treatment with methotrexate and to shorten the infusion time. With respect to RAVICTI and PROCYSBI, our strategy includes accelerating the transition of patients from first-generation therapies, increasing the diagnosis of the associated rare conditions through patient and physician outreach; and increasing compliance rates. Our strategy with respect to ACTIMMUNE, includes increasing awareness and diagnosis of CGD, driving utilization of ACTIMMUNE prophylaxis in newly-diagnosed CGD patients as recommended in current treatment guidelines, encouraging use of ACTIMMUNE in CGD patients prior to bone marrow transplant and in symptomatic carriers of x-linked CGD and increasing compliance rates overall. With respect to our strategy for UPLIZNA, which leverages the successful strategies we have employed with TEPEZZA and KRYSTEXXA, our aim is to (i) increase physician awareness of the benefits of UPLIZNA for the treatment of neuromyelitis optica spectrum disorder, or NMOSD, and what differentiates UPLIZNA from other medicines by generating additional trial data analyses and clinical evidence; (ii) drive patient initiation and adherence, and cultivate a positive patient experience; and (iii) maximize the potential of UPLIZNA through additional indications and global expansion.

We are focusing a significant portion of our commercial activities and resources on TEPEZZA, and we believe our ability to grow our long-term revenues, and a significant portion of the value of our company, relates to our ability to successfully commercialize TEPEZZA in the United States. As a medicine launched for a disease that had no previously-approved treatments, successful commercialization of TEPEZZA is subject to many risks. There are numerous examples of failures to meet high expectations of market potential, including by biopharmaceutical companies with more experience and resources than us. While we have established our commercial team and U.S. sales force, we will need to further train and develop the team in order to continue successfully commercializing TEPEZZA. There are many factors that could cause commercialization of TEPEZZA to be unsuccessful, including a number of factors that are outside our control. Because no medicine has previously been approved by the FDA for the treatment of TED, it is especially difficult to estimate TEPEZZA’s market potential or the time it will take to increase patient and physician awareness of TED and change current treatment paradigms. In addition, some physicians that are potential prescribers of TEPEZZA do not have the necessary infusion capabilities to administer the medicine and may not otherwise be able or willing to refer their patients to third-party infusion centers, which may discourage them from treating their patients with TEPEZZA. The commercial success of TEPEZZA depends on the extent to which patients and physicians accept and adopt TEPEZZA as a treatment for TED. For example, if the patient population suffering from TED is smaller than we estimate, if it proves difficult to identify TED patients or educate physicians as to the availability and potential benefits of TEPEZZA, or if physicians are unwilling to prescribe or patients are unwilling to take TEPEZZA, the commercial potential of TEPEZZA will be limited. In addition, the prior disruption in TEPEZZA supply resulted in existing patients stopping therapy and an inability of new patients to initiate therapy. We began resupplying TEPEZZA to the market in April 2021. Our ability to continue TEPEZZA supply could be impacted by additional government-mandated COVID-19 vaccine production orders and other risks associated with our reliance on our third-party manufacturers discussed below. We also have limited information regarding how physicians, patients and payers will respond to the pricing of TEPEZZA. Physicians may not prescribe TEPEZZA and patients may be unwilling to use TEPEZZA if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Thus, significant uncertainty remains regarding the commercial potential of TEPEZZA. If the continued commercialization of TEPEZZA becomes unsuccessful or perceived as disappointing, the price of our ordinary shares could decline significantly and long-term success of the medicine and our company could be harmed.

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

We are dependent on wholesale distributors for distribution of our products in the United States and, accordingly, our results of operations could be adversely affected if they encounter financial difficulties.*

During the three months ended March 31, 2022, four wholesale distributors accounted for substantially all of our sales in the United States. If one of our significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with us, and we may be unable to collect all the amounts that the distributor owes on a timely basis or at all, which could negatively impact our business and results of operations.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biotech company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights. We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights. In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. As of March 31, 2022, we had approximately 460 sales representatives and sales management in the field, consisting of approximately 280 orphan segment sales representatives and sales management and 180 inflammation segment sales representatives and sales management. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

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

As a result of the evolving role of various constituents in the prescription decision making process, we focus on hiring sales representatives for our inflammation segment medicines with successful business to business experience. While we believe the profile of our representatives is suited for this environment, we cannot be certain that our representatives will be able to successfully protect our market for PENNSAID 2% and RAYOS or that we will be able to continue attracting and retaining sales representatives with our desired profile and skills. We will also have to compete with other biopharmaceutical companies to recruit, hire, train and retain commercial personnel. To the extent we rely on additional third parties to commercialize any approved medicines, we may receive less revenue than if we commercialized these medicines ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in our commercialization efforts. In the event we are unable to successfully develop and maintain our own commercial organization or collaborate with a third-party sales and marketing organization, we may not be able to commercialize our medicines and medicine candidates and execute on our business plan.

Coverage and reimbursement may not be available, or reimbursement may be available at only limited levels, for our medicines, which could make it difficult for us to sell our medicines profitably.*

Market acceptance and sales of our medicines will depend in large part on global coverage and reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. Successful commercialization of our medicines will depend in part on the availability of governmental and third-party payer reimbursement for the cost of our medicines. Government health administration authorities, private health insurers and other organizations generally provide reimbursement for healthcare. In particular, in the United States, private health insurers and other third-party payers often provide reimbursement for medicines and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the European Union, or EU, and other significant or potentially significant markets for our medicines and medicine candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medicines and services, particularly for new and innovative medicines and therapies, which has resulted in lower average selling prices. Further, the increased scrutiny of prescription drug pricing practices and emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU and other significant or potentially significant markets will put additional pressure on medicine pricing, reimbursement and usage, which may adversely affect our medicine sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, biopharmaceutical reimbursement policies and pricing in general. These pressures may create negative reactions to any medicine price increases, or limit the amount by which we may be able to increase our medicine prices, which may adversely affect our medicine sales and results of operations.

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

We may also experience pressure from payers as well as state and federal government authorities concerning certain promotional approaches that we may implement such as our HorizonCares program or any other co-pay programs. Certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs. Some state legislatures have implemented or have been considering implementing laws to restrict or ban co-pay coupons for branded drugs. For example, legislation was signed into law in California that would limit the use of co-pay coupons in cases where a lower cost generic drug is available and if individual ingredients in combination therapies are available over the counter at a lower cost. It is possible that similar legislation could be proposed and enacted in additional states. Additionally, numerous organizations, including biopharmaceutical manufacturers, have been subject to ongoing litigation, enforcement actions and settlements related to their patient assistance programs and support. If we are unsuccessful with our HorizonCares program or any other co-pay programs, or we alternatively are unable to secure expanded formulary access through additional arrangements with PBMs or other payers, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors. We may also experience financial pressure in the future which would make it difficult to support investment levels in areas such as managed care contract rebates, HorizonCares and other access tools.

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

To market any drugs or biologics outside of the United States, we and current or future collaborators must comply with numerous and varying regulatory and compliance related requirements of other countries. For example, we are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States. Japan is one of the countries in which we are expanding and, in February 2022, we initiated a Phase 3 randomized, placebo-controlled clinical trial for the treatment of moderate-to-severe active TED patients in Japan. Furthermore, in April 2022, the European Commission granted a Centralised Marketing Authorisation for UPLIZNA as a monotherapy for the treatment of adult patients with NMOSD who are anti-aquaporin-4 immunoglobulin G seropositive (AQP4-IgG+). While the Committee for Orphan Medicinal Products did not recommend maintenance of the orphan designation for UPLIZNA following its review, we are continuing to invest in our European infrastructure to support a planned European launch of UPLIZNA for NMOSD, which we anticipate would begin with Germany in the second quarter of 2022. In addition, on March 23, 2021, our strategic partner, Mitsubishi Tanabe Pharma Corporation, or MTPC, received manufacturing and marketing approval of UPLIZNA for NMOSD in Japan. UPLIZNA was launched in Japan during the second quarter of 2021. Approval procedures vary among countries and can involve additional medicine testing and additional administrative review periods, including obtaining reimbursement and pricing approval in select markets. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

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

Even if we believe that data collected from our pre-clinical studies, CMC studies and clinical trials of our medicine candidates are promising and that our information and procedures regarding CMC are sufficient, our data may not be sufficient to support marketing approval by regulatory authorities, or regulatory interpretation of these data and procedures may be unfavorable. For example, based upon the results of our MIRROR randomized controlled trial evaluating KRYSTEXXA and methotrexate versus KRYSTEXXA alone, we submitted a supplemental BLA for KRYSTEXXA in the first quarter of 2022, but we cannot guarantee that the FDA will approve a revised label for KRYSTEXXA. Even if approved, medicine candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the medicine may be marketed, restricted distribution methods or other limitations. Our business and reputation may be harmed by any failure or significant delay in obtaining regulatory approval for the sale of any of our medicine candidates. We cannot predict when or whether regulatory approval will be obtained for any medicine candidate we develop.

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

Moreover, existing regulatory approvals and any future regulatory approvals that we obtain will be subject to limitations on the approved indicated uses and patient populations for which our medicines may be marketed, the conditions of approval, requirements for potentially costly, post-market testing, including Phase 4 clinical trials, and requirements for surveillance to monitor the safety and efficacy of the medicines. Physicians nevertheless may prescribe our medicines to their patients in a manner that is inconsistent with the approved label or that is off-label. Positive clinical trial results in any of our medicine development programs increase the risk that approved biopharmaceutical forms of the same active biopharmaceutical ingredients, or APIs, may be used off-label in those indications. A significant number of biopharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of medicines for off-label uses and other sales practices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, or FDCA, anti-kickback laws, and other alleged violations in connection with the promotion of medicines for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If we are found to have improperly promoted off-label uses of approved medicines, we may be subject to significant sanctions, civil and criminal fines and injunctions prohibiting us from engaging in specified promotional conduct.

In addition, engaging in improper promotion of our medicines for off-label uses in the United States can subject us to false claims litigation under federal and state statutes. These false claims statutes in the United States include the federal False Claims Act, which allows any individual to bring a lawsuit against a biopharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing to present such false or fraudulent claims for payment by a federal program such as Medicare or Medicaid. Growth in false claims litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay civil money penalties, settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations and be excluded from Medicare, Medicaid and other federal and state healthcare programs.

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

We rely on AGC Biologics A/S (formerly known as CMC Biologics A/S), or AGC Biologics, as our exclusive manufacturer of the TEPEZZA drug substance and Catalent and Patheon Pharmaceuticals Inc., or Patheon (the contract development and manufacturing services organization of Thermo Fisher Scientific), as our manufacturers for TEPEZZA drug product. In December 2020, pursuant to the DPA, Catalent was ordered to prioritize certain COVID-19 vaccine manufacturing, resulting in the cancellation of previously guaranteed and contracted TEPEZZA drug product manufacturing slots, which were required to maintain TEPEZZA supply. To offset the reduced slots allowed by the DPA and Catalent, we accelerated plans to increase the production scale of TEPEZZA drug product. In March 2021, the FDA approved a prior approval supplement to the TEPEZZA BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product in a batch resulting in an increased number of vials with each manufacturing slot. We commenced resupply of TEPEZZA to the market in April 2021, but we cannot guarantee that our future contracted TEPEZZA manufacturing slots at Catalent will not be rescheduled or canceled as a result of additional U.S. government-mandated COVID-19 vaccine production orders. In December 2021, we received FDA approval for our second drug product filling site at Patheon, on lines where COVID-19 products are not filled to ensure more reliable and consistent supply of TEPEZZA. While we do not currently expect COVID-19 vaccine activities by our contract manufacturers to impact the future supply of our medicines, similar circumstances to those at Catalent in December 2020 could arise in the future and could result in supply disruption to our medicines. Further, if AGC Biologics fails to supply TEPEZZA drug substance or if Catalent and Patheon fail to supply TEPEZZA drug product for a period beyond our current expectation or any manufacturer is otherwise unable to meet our volume requirements due to unexpected market demand for TEPEZZA, it may lead to further TEPEZZA supply constraints.

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

We face significant competition from other biopharmaceutical companies, including those marketing generic medicines and our operating results will suffer if we fail to compete effectively.*

The biopharmaceutical industries are intensely competitive. We have competitors both in the United States and international markets, including major multinational biopharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development, or R&D, staff, experienced marketing and manufacturing organizations and well-established sales forces. Additional consolidations in the biopharmaceutical industries may result in even more resources being concentrated in our competitors and we will have to find new ways to compete and may have to potentially merge with or acquire other businesses to stay competitive. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or in-licensing on an exclusive basis, medicines that are more effective and/or less costly than our medicines.

Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED. While these therapies have not proved effective in treating the underlying disease, and carry with them significant side effects, their off-label use could reduce or delay treatment in the addressable patient population for TEPEZZA. Immunovant Inc., or Immunovant, is conducting Phase 2 clinical trials of a fully human anti-FcRn monoclonal antibody candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy. On February 2, 2021, Immunovant announced a voluntary pause in the clinical dosing of the candidate due to elevated total cholesterol and low-density lipoprotein levels in patients treated with the candidate. Immunovant has indicated it intends to continue developing the candidate but did not provide an estimate of when the dosing might resume. Viridian Therapeutics, Inc. is pursuing development of two anti-IGF-1R monoclonal antibodies for TED and has initiated a Phase 1/2 trial in the fourth quarter of 2021. While KRYSTEXXA faces limited direct competition, a number of competitors have medicines in clinical trials, including Selecta Biosciences Inc., or Selecta, which has initiated a Phase 3 clinical program of a candidate for the treatment of chronic refractory gout. In September 2020, Selecta announced topline clinical data that did not meet the primary endpoint or demonstrate statistical superiority for its Phase 2 trial that compared its candidate, which includes an immunomodulator, to KRYSTEXXA alone. In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this candidate. In December 2021, Selecta and Sobi announced the completion of enrollment for DISSOLVE I, the first of two clinical studies of the Phase 3 DISSOLVE development program of SEL-212 for chronic refractory gout. SEL-212 is a combination of Selecta’s ImmTOR immune tolerance platform and a therapeutic uricase enzyme (pegadricase). RAVICTI could face competition from a few alternative medicine and treatment options that are in development, including a gene-therapy candidate by Ultragenyx Pharmaceutical Inc., a generic taste-masked formulation option of sodium phenylbutyrate by ACER Therapeutics Inc., an enzyme replacement for a specific UCD subtype (ARG) by Aeglea Bio Therapeutics Inc. and a mRNA-based therapeutic for a specific UCD subtype (OTC) by Arcturus Therapeutics Holdings Inc. PROCYSBI faces competition from Cystagon® (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis. Additionally, we are also aware that AVROBIO, Inc. has a gene therapy candidate in development for the treatment of cystinosis. UPLIZNA faces competition from eculizumab, marketed as Soliris® by AstraZeneca plc, or AstraZeneca, and satralizumab, marketed as EnspryngTM by Chugai Pharmaceuticals Co., Ltd., a subsidiary of F. Hoffmann-La Roche Ltd., each for the treatment of patients with NMOSD. AstraZeneca is also conducting a Phase 3 trial with Ultomiris® (ravulizumab) in NMOSD and, if approved for this indication, UPLIZNA could face additional competition. UPLIZNA also faces competition from rituximab, an off-label treatment that has been used for years to treat NMOSD given the lack of an approved medicine for this disease prior to 2019. PENNSAID 2% faces competition from generic versions of diclofenac sodium topical solutions that are priced significantly less than the price we charge for PENNSAID 2%. The generic version of Voltaren Gel is the market leader in the topical NSAID category. Legislation enacted in most states in the United States allows, or in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded medicine, in the absence of specific instructions from the prescribing physician. Because pharmacists often have economic and other incentives to prescribe lower-cost generics, if physicians prescribe PENNSAID 2%, those prescriptions may not result in sales. If physicians do not complete prescriptions through our HorizonCares program or otherwise provide prescribing instructions prohibiting generic diclofenac sodium topical solutions as a substitute for PENNSAID 2%, sales of PENNSAID 2% may suffer despite any success we may have in promoting PENNSAID 2% to physicians.

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

BUPHENYL’s composition of matter patent protection and orphan drug exclusivity have expired. Because BUPHENYL has no regulatory exclusivity or listed patents, there is nothing to prevent a competitor from submitting an ANDA for a generic version of BUPHENYL and receiving FDA approval. Generic versions of BUPHENYL to date have been priced at a discount relative to RAVICTI, and physicians, patients, or payers may decide that this less expensive alternative is preferable to RAVICTI. If this occurs, sales of RAVICTI could be materially reduced, but we would nevertheless be required to make royalty payments to Bausch Health Companies Inc. (formerly Ucyclyd Pharma, Inc.), or Bausch, and another external party, at the same royalty rates. While Bausch and its affiliates are generally contractually prohibited from developing or commercializing new medicines, anywhere in the world, for the treatment of UCD or hepatic encephalopathy, or HE, which are chemically similar to RAVICTI, they may still develop and commercialize medicines that compete with RAVICTI. For example, medicines approved for indications other than UCD and HE may still compete with RAVICTI if physicians prescribe such medicines off-label for UCD or HE. We are also aware that Recordati S.p.A (formerly known as Orphan Europe SARL), or Recordati, received FDA approval in January 2021 for carglumic acid for the treatment of acute hyperammonemia due to propionic acidemia or methylmalonic acidemia. Carglumic acid is also approved for chronic and acute hyperammonemia due to N-acetylglutamate synthase deficiency, a rare UCD subtype. RAVICTI may face additional competition from this compound.

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

In addition, established biopharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to acquire novel compounds that could make our medicines obsolete. Our ability to compete successfully with these companies and other potential competitors will depend largely on our ability to leverage our experience in clinical, regulatory and commercial development to:

•	develop and acquire medicines that are superior to other medicines in the market;
•	attract qualified clinical, regulatory, and sales and marketing personnel;
•	obtain patent and/or other proprietary protection for our medicines and technologies;
•	obtain required regulatory approvals; and
•	successfully collaborate with biopharmaceutical companies in the discovery, development and commercialization of new medicine candidates.

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

In Europe, the European Commission, or EC, has granted marketing authorizations for several biosimilar products pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In addition, companies may be developing biosimilar products in other countries that could compete with our medicines, if approved.

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

If we are unable to maintain or realize the benefits of orphan drug exclusivity, we may face increased competition with respect to certain of our medicines.*

Under the Orphan Drug Act of 1983, the FDA may designate a medicine as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. PROCYSBI received ten years of market exclusivity for the treatment of nephropathic cystinosis, through 2023, as an orphan drug in Europe. PROCYSBI received seven years of market exclusivity, until February 14, 2023 (including pediatric exclusivity extension), for patients two years of age to less than six years of age, and seven years of market exclusivity, until December 22, 2024, for patients one year of age to less than two years of age as an orphan drug in the United States. TEPEZZA has been granted orphan drug exclusivity for treatment of active (dynamic) phase Graves’ ophthalmopathy, which we expect will provide orphan drug marketing exclusivity in the United States until January 2027. In addition, UPLIZNA was granted orphan drug exclusivity for the treatment of NMOSD, which we expect will provide orphan drug marketing exclusivity in the United States until June 2027. However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to ensure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering the applicable medicine, we could be subject to generic competition and revenues from the medicine could decrease materially.

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

Our business operations may subject us to numerous commercial disputes, claims and/or lawsuits and such litigation may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.*

Operating in the biopharmaceutical industry, particularly the commercialization of medicines, involves numerous commercial relationships, complex contractual arrangements, uncertain intellectual property rights, potential product liability and other aspects that create heightened risks of disputes, claims and lawsuits. In particular, we may face claims related to the safety of our medicines, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters. Similarly, from time to time we are involved in disputes with distributors, PBMs and licensing partners regarding our rights and performance of obligations under contractual arrangements. Any commercial dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any commercial dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results.

Litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us.

A variety of risks associated with operating our business internationally could adversely affect our business.*

We have operations in the United States, Ireland and in multiple other jurisdictions, and are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States. Japan is one of the countries in which we are expanding and, in February 2022, we initiated a Phase 3 randomized, placebo-controlled clinical trial for the treatment of moderate-to-severe active TED patients in Japan. Furthermore, we are continuing to invest in our European infrastructure to support the planned European launch of UPLIZNA for NMOSD, which we anticipate would begin with Germany in the second quarter of 2022, and we initiated our build-out of primary infrastructure in Brazil to support potential approvals and commercial launches of TEPEZZA for TED and UPLIZNA for NMOSD. We face risks associated with our international operations, including possible unfavorable political, tax and labor conditions, which could harm our business.

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

Our business activities outside of the United States are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA and similar anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe biopharmaceuticals are employed by their government, and the purchasers of biopharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the SEC and the U.S. Department of Justice, or DOJ, have increased their FCPA enforcement activities with respect to biopharmaceutical companies. In addition, under the Dodd–Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls. However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.

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

Moreover, any medicine candidate we acquire may require additional, time-consuming development or regulatory efforts prior to commercial sale or prior to expansion into other indications, including pre-clinical studies if applicable, and extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All medicine candidates are prone to the risk of failure that is inherent in biopharmaceutical medicine development, including the possibility that the medicine candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure that any such medicines that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective or desired than other commercially available alternatives.

In addition, if we fail to successfully commercialize and further develop our medicines, there is a greater likelihood that we will fail to successfully develop a pipeline of other medicine candidates to follow our existing medicines or be able to acquire other medicines to expand our existing portfolio, and our business and prospects would be harmed.

We have experienced growth and expanded the size of our organization substantially in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity. As of March 31, 2022, we employed approximately 1,940 full-time employees, including approximately 460 sales representatives and sales management, representing a substantial change to the size of our organization. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among biopharmaceutical businesses.

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

We may not be able to successfully maintain our current advantageous tax status and resulting tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.*

Our parent company is incorporated in Ireland and has subsidiaries maintained in Ireland and in multiple other jurisdictions. We are able to achieve a favorable tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with the use of intercompany service and transfer pricing agreements, each on an arm’s length basis. Our effective tax rate may be different than experienced in the past due to numerous factors including, changes to the tax laws of jurisdictions that we operate in, the enactment of new tax treaties or changes to existing tax treaties, changes in the mix of our profitability from jurisdiction to jurisdiction, the implementation of the EU Anti-Tax Avoidance Directive (see further discussion below), the implementation of the Bermuda Economic Substance Act 2018 (effective December 31, 2018) and our inability to secure or sustain acceptable agreements with tax authorities (if applicable). Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations. Taxing authorities, such as the U.S. Internal Revenue Service, or IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the biopharmaceutical industry. We expect that these challenges will continue as a result of the recent increase in scrutiny and political attention on corporate tax structures. The IRS and/or the Irish tax authorities may challenge our structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful in defending such a challenge, we may be required to pay taxes for prior periods, as well as interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our medicines or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

On October 8, 2021, 136 of the 140 members of the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, or Inclusive Framework, approved a statement providing a framework for reform of the international tax rules, or Inclusive Framework Statement. The Inclusive Framework Statement sets out the key terms for an agreement on a two-pillar solution to address the tax challenges arising from the digitalization of the economy. Pillar One focuses on nexus and profit allocation and Pillar Two provides for a global minimum effective corporate tax rate of 15%. The Inclusive Framework Statement provides that Pillar One would apply to multinational enterprises with annual global revenue above 20 billion euros and profitability above 10%, with the revenue threshold potentially reduced to 10 billion euros in the future. Based on these thresholds, we would currently be outside the scope of the Pillar One proposals. On December 20, 2021, the Inclusive Framework published detailed rules which define the scope and set out the mechanism for introducing the Pillar Two global minimum effective tax rate proposal. Although it is difficult at this stage to determine with precision the impact the Pillar Two proposals would have, their implementation could materially increase our effective tax rate.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biopharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, manufacturing, scientific and medical personnel. We are highly dependent on our management, sales and marketing and scientific and medical personnel, including our executive officers. In order to retain valuable employees at our company, in addition to salary and annual cash incentives, we provide a mix of performance stock units, or PSUs, that vest subject to attainment of specified corporate performance goals and continued services, stock options and restricted stock units, or RSUs, that vest over time subject to continued services. The value to employees of PSUs, stock options and RSUs will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

Despite our efforts to retain valuable employees, members of our management, sales and marketing, regulatory affairs, clinical development, medical affairs, development and manufacturing teams may terminate their employment with us on short notice. Although we have written employment arrangements with all of our employees, these employment arrangements in the United States generally provide for at-will employment, which means that our employees can leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior sales and marketing, manufacturing, scientific and medical personnel.

Many of the other biopharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than that which we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize medicines and medicine candidates will be limited.

We are subject to federal, state and foreign healthcare laws and regulations and implementation or changes to such healthcare laws and regulations could adversely affect our business and results of operations.*

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals that change the healthcare system in ways that could impact profitability. In the United States and abroad there is significant interest in implementing regulations and legislation with the stated goals of containing healthcare costs, improving quality, and/or expanding access. The biopharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives, particularly in the United States.

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

There were efforts by the Trump administration as well as Congressional and judicial actions taken to replace or weaken certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to eliminate, delay or otherwise modify the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation that would repeal and/or replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, the Tax Act included a provision which decreased, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA to $0. Commonly referred to as the “individual mandate,” this provision imposed a fine on certain individuals who fail to maintain qualifying health coverage for all or part of the year. In addition, Congress increased the manufacturer coverage gap discount that is owed by biopharmaceutical manufacturers of branded drugs and biosimilars who participate in Medicare Part D from 50% to 70%, effective January 1, 2019.

Challenges to the ACA have also taken place in courts, including the U.S. Supreme Court. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA’s many different provisions affecting the health system, the biopharmaceutical sector and our business.

In addition, drug pricing by biopharmaceutical companies in the United States has come under increased scrutiny. Specifically, there have been several recent state and U.S. congressional inquiries into pricing practices by biopharmaceutical companies.

In 2020, the Trump Administration advanced its agenda on drug pricing through a series of executive orders. For example, on July 24, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump Administration proposals, including a policy that would tie both Medicare Part B and Part D drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020; one that directed HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directed HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and PBMs, commonly known as the “rebate rule”; and one that reduced the cost of insulin and injectable epinephrine to patients acquired through the 340B program. Further, on August 6, 2020, the Trump administration issued another executive order that instructed the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world. The order was meant to reduce regulatory barriers to domestic biopharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States. The FDA issued the list of “essential” medicines pursuant to this order on October 30, 2020.

In November 2020, CMS issued an interim final rule, or IFR, implementing the Most Favored Nation, or MFN, Model basing Medicare Part B reimbursement rates for the top fifty drugs covered by Part B based to the lowest price drug manufacturers receive in OECD countries with a similar gross domestic product per capita. The MFN Model mandates participation for providers prescribing drugs included on the list and will apply in all U.S. states and territories for a seven-year period that was scheduled to begin on January 1, 2021 and end December 31, 2027. As a result of litigation challenging the Most Favored Nation model, the IFR was formally rescinded on December 27, 2021. The FDA released a final rule implementing a portion of the importation executive order providing guidance for states to build and submit importation plans. Several states have acted to implement importation plans or have introduced legislation to do so. FDA also finalized guidance for manufacturers to obtain an additional National Drug Code for an FDA-approved drug as part of a process to provide a manufacturer a means to import its drugs that were originally intended to be marketed in and authorized for sale in a foreign country. In addition, HHS and FDA are in the process of accepting industry proposals to facilitate personal importation of prescription drugs. On November 20, 2020, HHS also finalized the “rebate rule” regulation by removing safe harbor protection for price reductions from biopharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs. The implementation of this rule has been delayed until January 1, 2026.

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

Congress continued to seek new legislative and/or administrative measures to control drug costs. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Finally, Congress is considering additional health reform measures, including those relating to drug pricing, as part of legislation to implement the Biden Administration’s Build Back Better initiative. This legislation includes physical infrastructure improvement and health care proposals and would use drug pricing reform as a budgetary “pay for.” This legislation is using the budget reconciliation process which requires a majority vote to pass the House and Senate. At present, the legislation has not been received in the Senate. If it were to pass, it could impact the prices of drugs covered by Medicare.

In countries in the EU, legislators, policymakers, and healthcare insurance funds continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost containment in the EU. Certain of these changes could impose limitations on the prices we will be able to charge for our medicines and any approved medicine candidates or the amounts of reimbursement available for these products from governmental agencies or third-party payers, may increase the tax obligations on biopharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our products.

The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current medicines and/or those for which we may receive regulatory approval in the future.

We are subject, directly or indirectly, to federal and state healthcare fraud and abuse, transparency laws and false claims laws. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

In the United States, we are subject directly, or indirectly through our customers and other third parties, to various state and federal fraud and abuse and transparency laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, the Civil Monetary Penalties Law prohibiting, among other things, beneficiary inducements, and similar state and local laws, federal and state privacy and security laws, such as the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, sunshine laws, government price reporting laws, and other fraud laws. Some states, such as Massachusetts, make certain reported information public. In addition, there are state and local laws that require biopharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations. Collectively, these laws may affect, among other things, our current and proposed research, sales, marketing and educational programs, as well as other possible relationships with customers, pharmacies, physicians, payers, and patients. We are subject to similar laws in the EU/EEA, including the EU General Data Protection Regulation (2016/679), or GDPR, under which fines of up to €20.0 million or up to 4% of the annual global revenue of the infringer, whichever is greater, could be imposed for significant non-compliance.

Compliance with these laws, including the development of a comprehensive compliance program, is difficult, costly and time consuming. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Moreover, state governmental agencies may propose or enact laws and regulations that extend or contradict federal requirements. These risks may be increased where there are evolving interpretations of applicable regulatory requirements, such as those applicable to manufacturer co-pay programs. Biopharmaceutical manufacturer co-pay programs, including biopharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations, are the subject of ongoing litigation, enforcement actions and settlements (involving other manufacturers and to which we are not a party) and evolving interpretations of applicable regulatory requirements and certain state laws, and any change in the regulatory or enforcement environment regarding such programs could impact our ability to offer such programs. Other recent legislation and regulatory policies contain provisions that disincentivizes the use of co-pay coupons by requiring their value to be included in average sales price or best price calculations, potentially lowering reimbursement for drugs with a high use of copay coupons in Medicare Part B and Medicaid. If we are unsuccessful with our co-pay programs, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors, or be subject to significant penalties. We are engaged in various business arrangements with current and potential customers, and we can give no assurance that such arrangements would not be subject to scrutiny under such laws, despite our efforts to properly structure such arrangements. Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend our business activities against enforcement or litigation. Further, we cannot give any assurances that prior business activities or arrangements of other companies that we acquire will not be scrutinized or subject to enforcement or litigation. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have an impact on our business, including the imposition of significant civil, criminal and administrative sanctions, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same medicine candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. For example, while we observed that dazodalibep (HZN-4920) decreased disease activity in patients with rheumatoid arthritis and was well-tolerated in a Phase 1b and Phase 2 clinical trial, there is no assurance that dazodalibep (HZN-4920) will have a similar impact on disease activity or be well-tolerated in on-going Phase 2b clinical trials in Sjögren’s syndrome and kidney transplant rejection.

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

•	obtaining IRB or ethics committee approval at each site;
•	recruiting suitable patients to participate in a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical sites dropping out of a trial;
•	war or geopolitical issues in areas where we have clinical sites, including in Russia and Ukraine;
•	adding new sites or countries; or
•	manufacturing sufficient quantities of medicine candidates for use in clinical trials.

Our clinical trials may also be affected by COVID-19. For example, our post-marketing clinical trials for TEPEZZA have been delayed due to the impact of the TEPEZZA supply disruption at Catalent. In addition, clinical site initiation and patient enrollment may be delayed due to staffing shortages or prioritization of hospital and healthcare resources toward COVID-19 or its variants. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against or as a result of contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. The availability of supplies needed for the conduct of preclinical studies and clinical trials may be impacted by COVID-19 supply disruptions. For example, we depend on the availability of non-human primates to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of non-human primates available for drug development, due in part to an increase in demand from companies and other institutions developing vaccines and treatments for COVID-19. If the shortage continues, this could substantially increase the cost of conducting our preclinical development and could also result in delays to our development timelines. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the medicine candidate being studied in relation to other available therapies, including any new drugs or biologics that may be approved for the indications we are investigating. In addition, if patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, are impacted by local disruptions, or if our trials are otherwise disputed due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

Recent legal developments in Europe have created further complexity and uncertainty regarding transfers of personal data from the EU and UK to the United States. On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EU and UK to United States entities who had self-certified under the Privacy Shield scheme. Nine of our United States entities have self-certified under the Privacy Shield framework and we have entered into the standard contractual clauses within our group for transfers of data from the EU and UK to the United States. Based on current EEA and UK law, our transfers of personal data to the United States may not comply with European data protection law and may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including fines of up to the greater of 4% of annual global revenue or €20.0 million and injunctions against transfers (and where such capped fines apply to all GDPR violations). While the CJEU upheld the validity of the standard contractual clauses (a standard form of contract approved by the EC as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. The nature of these additional measures, however, remains uncertain. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. On June 4, 2021, the EC adopted new standard contractual clauses under the GDPR for personal data transfers outside the EEA, which may require us to expend significant resources to update our contractual arrangements and to comply with such obligations.

Additionally, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA has been dubbed the first “GDPR-like” law in the United States since it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new private right of action for certain data breaches. It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws, including new laws fashioned after the CCPA and CPRA, may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. As we expand our operations and trials (both preclinical or clinical), the CCPA and CPRA may increase our compliance costs and potential liability. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws, including Virginia (which passed the Consumer Data Protection Act, or CDPA, on March 2, 2021, which takes effect on January 1, 2023), Colorado (which enacted the Colorado Privacy Act, or CPA, that takes effect on July 1, 2023), Utah (which enacted the Utah Consumer Privacy Act, or UCPA, that takes effect on December 31, 2023),and pending bills in Washington, New York, and Minnesota. Aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Complying with the GDPR, CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations.

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

We are subject to various laws and regulations pertaining to export controls and trade and economic sanctions, which can impact our business activities and subject us to liability for noncompliance.*

Our activities are subject to various U.S. and foreign export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and the U.S. Department of the Treasury’s Office of Foreign Assets Control economic and trade sanctions programs. Export control laws may restrict our ability to export, reexport, or transfer our medicines outside of the United States without authorization. Sanctions laws may prohibit or restrict our ability to provide medicines and services to certain countries, territories, entities, or individuals.

These laws and regulations are subject to frequent change which may impact the global economy and supply chains in ways that impact our business. Notably, in response to Russia’s invasion of Ukraine in February 2022, the United States and its allies significantly expanded export control and sanctions prohibitions and restrictions aimed at Russia, Belarus, and certain regions in Ukraine.

Compliance with these laws and regulations can be time- and resource-intensive. Although we are committed to complying with all applicable export control and sanctions laws and regulations, we cannot guarantee full compliance. Violations of these regimes can result in significant financial penalties, loss of licensing privileges, other administrative penalties, reputational harm, and adverse business impact.

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of March 31, 2022, we had $2.6 billion book value, or $2.6 billion aggregate principal amount of indebtedness, including $2.0 billion in secured indebtedness.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change income may be limited. Certain net operating losses generated before an August 2, 2012 ownership change and federal net operating losses and federal tax credits acquired through the Viela acquisition are subject to an annual limitation. The net operating loss carryforward and tax credit carryforward limitations are cumulative such that any use of the carryforwards below the limitations in one year will result in a corresponding increase in the limitations for the subsequent tax year.

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

At March 31, 2022, we had $1.6 billion of cash and cash equivalents consisting of cash, money market funds, time deposits and U.S. federal government securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2022, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our medicines and medicine candidates, we may not be able to compete effectively in our markets.*

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our medicines and medicine candidates. The strength of patents in the biopharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover our medicines in the United States or in other foreign countries. If this were to occur, early generic competition could be expected against our current medicines and other medicine candidates in development. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which prior art can invalidate a patent or prevent a patent from issuing based on a pending patent application.

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

We are subject to contractual obligations under our amended and restated license agreement with The Regents of the University of California, San Diego, as amended, with respect to PROCYSBI. If one or more of these licenses was terminated, we would have no further right to use or exploit the related intellectual property, which would limit our ability to develop PROCYSBI in other indications, and could impact our ability to continue commercializing PROCYSBI in its approved indications.

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

•	unanticipated serious safety concerns related to the use of our medicines;
•	adverse regulatory decisions;
•	changes in laws or regulations applicable to our business, medicines or medicine candidates, including but not limited to clinical trial requirements for approvals or tax laws;
•	inability to comply with our debt covenants and to make payments as they become due;
•	inability to obtain adequate commercial supply for any approved medicine or inability to do so at acceptable prices;

•	developments concerning our commercial partners, including but not limited to those with our sources of manufacturing supply;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse results or delays in clinical trials;
•	our failure to successfully develop and/or acquire additional medicine candidates or obtain approvals for additional indications for our existing medicine candidates;
•	introduction of new medicines or services offered by us or our competitors;
•	overall performance of the equity markets, including the biopharmaceutical sector, and general political and economic conditions;
•	failure to meet or exceed revenue and financial projections that we may provide to the public;
•	actual or anticipated variations in quarterly operating results;
•	failure to meet or exceed the estimates and projections of the investment community;
•	inaccurate or significant adverse media coverage;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	our inability to successfully enter new markets;
•	the termination of a collaboration or the inability to establish additional collaborations;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our inability to maintain an adequate rate of growth;
•	ineffectiveness of our internal controls or our inability to otherwise comply with financial reporting requirements;
•	adverse U.S. and foreign tax exposure;
•	additions or departures of key management, commercial or regulatory personnel;
•	issuances of debt or equity securities;
•	significant lawsuits, including patent or shareholder litigation;
•	changes in the market valuations of similar companies to us;
•	sales of our ordinary shares by us or our shareholders in the future;
•	trading volume of our ordinary shares;
•	effects of natural or man-made catastrophic events or other business interruptions; and
•	other events or factors, many of which are beyond our control.

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

Our articles of association contain provisions that could delay, defer or prevent a third-party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our ordinary shares. For example, our articles of association:

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

We are subject to the Irish Takeover Rules, under which our board of directors will not be permitted to take any action which might frustrate an offer for our ordinary shares once our board has received an approach which may lead to an offer or has reason to believe an offer is imminent.

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

Securities class action litigation could divert our management’s attention and harm our business and could subject us to significant liabilities.*

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the equity securities of biopharmaceutical companies. These broad market fluctuations may cause the market price of our ordinary shares to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharma companies have experienced significant stock price volatility in recent years. For example, following declines in our stock price, two federal securities class action lawsuits were filed in March 2016 against us and certain of our current and former officers alleging violations of the Securities Exchange Act of 1934, as amended, which lawsuits were dismissed by the plaintiffs in June 2018. Even if we are successful in defending any similar claims that may be brought in the future, such litigation could result in substantial costs and may be a distraction to our management and may lead to an unfavorable outcome that could adversely impact our financial condition and prospects.

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

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.*

Our commercial success depends in part on us avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter party reexamination proceedings before the United States Patent and Trademark Office, or the U.S. PTO. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which our collaborators are developing medicine candidates. As the biopharmaceutical industries expand and more patents are issued, the risk increases that our medicine candidates may be subject to claims of infringement of the patent rights of third parties.

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

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.*

We employ individuals who were previously employed at other biopharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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

10.1+

Release and Waiver of Claims of Brian Beeler, dated as of January 6, 2022 (incorporated by reference to Exhibit 10.64 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on March 1, 2022).

10.2+

Release and Waiver of Claims of Barry Moze, dated as of January 10, 2022 (incorporated by reference to Exhibit 10.65 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on March 1, 2022).

10.3+

Executive Employment Agreement, effective as of February 28, 2022, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics USA, Inc. and Sean M. Clayton (incorporated by reference to Exhibit 10.66 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on March 1, 2022).

10.4+	Horizon Therapeutics Public Limited Company Non-Employee Director Compensation Policy, as amended.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

Exhibit Number	Description of Document

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

HORIZON THERAPEUTICS PLC

Date: May 4, 2022	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Paul W. Hoelscher
Paul W. Hoelscher
Executive Vice President, Chief Financial Officer (Principal Financial Officer)