Form 10-Q
period 2022-06-30
Horizon Therapeutics Public Ltd Co
filed 2022-08-03
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of July 28, 2022: 230,384,373.

HORIZON THERAPEUTICS PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except nominal value and share data)

	As of	As of
	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,892,563	$1,580,317
Restricted cash	4,737	3,839
Accounts receivable, net	673,307	632,775
Inventories, net	203,680	225,730
Prepaid expenses and other current assets	428,807	357,106
Total current assets	3,203,094	2,799,767
Property, plant and equipment, net	302,260	292,298
Developed technology and other intangible assets, net	2,850,643	2,960,118
In-process research and development	810,000	880,000
Goodwill	1,010,538	1,066,709
Deferred tax assets, net	516,317	538,098
Other long-term assets	160,621	140,738
Total assets	$8,853,473	$8,677,728
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,538	$30,125
Accrued expenses and other current liabilities	419,036	523,015
Accrued trade discounts and rebates	337,487	317,431
Long-term debt—current portion	16,000	16,000
Total current liabilities	791,061	886,571
LONG-TERM LIABILITIES:
Long-term debt, net	2,550,989	2,555,233
Deferred tax liabilities, net	366,247	390,455
Other long-term liabilities	199,645	173,076
Total long-term liabilities	3,116,881	3,118,764
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 shares authorized at June 30, 2022 and December 31, 2021; 230,716,793 and 227,760,936 shares issued at June 30, 2022 and December 31, 2021, respectively; and 230,332,427 and 227,376,570 shares outstanding at June 30, 2022 and December 31, 2021, respectively	23	23
Treasury stock, 384,366 ordinary shares at June 30, 2022 and December 31, 2021	(4,585)	(4,585)
Additional paid-in capital	4,381,344	4,373,337
Accumulated other comprehensive loss	(15,091)	(14,987)
Retained earnings	583,840	318,605
Total shareholders’ equity	4,945,531	4,672,393
Total liabilities and shareholders’ equity	$8,853,473	$8,677,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$876,411	$832,548	$1,761,656	$1,174,954
Cost of goods sold	230,216	200,995	445,278	301,363
Gross profit	646,195	631,553	1,316,378	873,591
OPERATING EXPENSES:
Research and development	103,246	139,834	206,378	197,527
Selling, general and administrative	398,221	355,204	770,955	687,196
Impairment of goodwill	56,171	—	56,171	—
Impairment of long-lived asset	—	—	—	12,371
Gain on sale of asset	—	(2,000)	—	(2,000)
Total operating expenses	557,638	493,038	1,033,504	895,094
Operating income (loss)	88,557	138,515	282,874	(21,503)
OTHER EXPENSE, NET:
Interest expense, net	(21,409)	(22,581)	(42,665)	(36,041)
Foreign exchange gain (loss)	28	(39)	448	(887)
Other (expense) income, net	(2,389)	(262)	(3,131)	2,962
Total other expense, net	(23,770)	(22,882)	(45,348)	(33,966)
Income (loss) before expense (benefit) for income taxes	64,787	115,633	237,526	(55,469)
Expense (benefit) for income taxes	3,813	(42,484)	(27,709)	(90,235)
Net income	$60,974	$158,117	$265,235	$34,766
Net income per ordinary share—basic	$0.27	$0.70	$1.16	$0.15
Weighted average ordinary shares outstanding—basic	230,020,004	225,119,684	229,559,715	224,523,538
Net income per ordinary share—diluted	$0.26	$0.67	$1.12	$0.15
Weighted average ordinary shares outstanding—diluted	236,166,384	235,191,860	236,077,147	234,719,830
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	$(1,433)	$235	$(1,893)	$(586)
Pension and other post-employment benefit plan remeasurements	(547)	—	(222)	(287)
Interest rate swap contracts designated as cash flow hedges	2,011	—	2,011	—
Other comprehensive income (loss)	31	235	(104)	(873)
Comprehensive income	$61,005	$158,352	$265,131	$33,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2021	227,760,936	$23	384,366	$(4,585)	$4,373,337	$(14,987)	$318,605	$4,672,393
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	2,112,964	—	—	—	9,071	—	—	9,071
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(115,108)	—	—	(115,108)
Share-based compensation	—	—	—	—	47,347	—	—	47,347
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	325	—	325
Foreign currency translation adjustments	—	—	—	—	—	(460)	—	(460)
Net income	—	—	—	—	—	—	204,261	204,261
Balances at March 31, 2022	229,873,900	$23	384,366	$(4,585)	$4,314,647	$(15,122)	$522,866	$4,817,829
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	660,784	—	—	—	12,951	—	—	12,951
Issuance of ordinary shares in conjunction with Employee Share Purchase Plan	182,109	—	—	—	13,884	—	—	13,884
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(5,419)	—	—	(5,419)
Share-based compensation	—	—	—	—	45,281	—	—	45,281
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	(547)	—	(547)
Foreign currency translation adjustment	—	—	—	—	—	(1,433)	—	(1,433)
Interest rate swap contracts designated as cash flow hedges	—	—	—	—	—	2,011	—	2,011
Net income	—	—	—	—	—	—	60,974	60,974
Balances at June 30, 2022	230,716,793	$23	384,366	$(4,585)	$4,381,344	$(15,091)	$583,840	$4,945,531

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	221,721,674	$22	384,366	$(4,585)	$4,245,945	$(145)	$(215,886)	$4,025,351
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	3,305,947	—	—	—	19,843	—	—	19,843
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(128,261)	—	—	(128,261)
Share-based compensation	—	—	—	—	62,296	—	—	62,296
Foreign currency translation adjustments	—	—	—	—	—	(821)	—	(821)
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	—	—	—	(123,351)	(123,351)
Balances at March 31, 2021	225,027,621	$22	384,366	$(4,585)	$4,199,823	$(1,253)	$(339,237)	$3,854,770
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	597,169	—	—	—	7,996	—	—	7,996
Issuance of ordinary shares in conjunction with Employee Share Purchase Plan	474,997	—	—	—	11,482	—	—	11,482
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(13,388)	—	—	(13,388)
Share-based compensation	—	—	—	—	54,424	—	—	54,424
Foreign currency translation adjustments	—	—	—	—	—	235	—	235
Net income	—	—	—	—	—	—	158,117	158,117
Balances at June 30, 2021	226,099,787	$22	384,366	$(4,585)	$4,260,337	$(1,018)	$(181,120)	$4,073,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$265,235	$34,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	192,538	162,736
Equity-settled share-based compensation	92,449	115,590
Impairment of goodwill	56,171	—
Amortization of debt discount and deferred financing costs	3,904	2,240
Acquired in-process research and development expense	2,000	46,500
Impairment of long-lived asset	—	12,371
Gain on sale of asset	—	(2,000)
Deferred income taxes	(3,032)	(18,115)
Foreign exchange and other adjustments	8,566	(3,452)
Changes in operating assets and liabilities:
Accounts receivable	(40,513)	(68,014)
Inventories	22,033	(31,713)
Prepaid expenses and other current assets	(71,578)	(95,123)
Accounts payable	(11,980)	10,306
Accrued trade discounts and rebates	20,232	(48,013)
Accrued expenses and other current liabilities	(76,901)	(24,641)
Other non-current assets and liabilities	5,863	(7,764)
Net cash provided by operating activities	464,987	85,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(3,122)	(2,775,330)
Purchases of property, plant and equipment	(24,352)	(32,255)
Payments for long-term investments	(4,847)	(11,473)
Receipts from long-term investments	4,416	3,895
Payments related to license agreements	(25,000)	—
Net cash used in investing activities	(52,905)	(2,815,163)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from term loans	—	1,574,993
Repayment of term loans	(8,000)	(4,000)
Proceeds from the issuance of ordinary shares in conjunction with Employee Share Purchase Plan	13,884	11,482
Proceeds from the issuance of ordinary shares in connection with stock option exercises	22,022	27,839
Payment of employee withholding taxes relating to share-based awards	(120,527)	(141,648)
Net cash (used in) provided by financing activities	(92,621)	1,468,666
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(6,317)	(6,498)
Net increase (decrease) in cash, cash equivalents and restricted cash	313,144	(1,267,321)
Cash, cash equivalents and restricted cash, beginning of the period	1,584,156	2,083,479
Cash, cash equivalents and restricted cash, end of the period	$1,897,300	$816,158

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$41,778	$32,102
Cash paid for income taxes, net of refunds received	13,216	13,435
Cash paid for amounts included in the measurement of operating lease liabilities	4,312	5,218
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Lease liabilities arising from obtaining right-of-use assets	$22,521	$62,156
Purchases of property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	6,579	18,180

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

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

Business Overview

Horizon is a global biotechnology company focused on the discovery, development and commercialization of medicines that address critical needs for people impacted by rare, autoimmune and severe inflammatory diseases. The Company’s pipeline is purposeful: it applies scientific expertise and courage to bring clinically meaningful therapies to patients. Horizon believes science and compassion must work together to transform lives. The Company has two reportable segments, the orphan segment and the inflammation segment, and its commercial portfolio is currently composed of 12 medicines in the areas of rare diseases, gout, ophthalmology and inflammation.

As of June 30, 2022, the Company’s commercial portfolio consisted of the following medicines:

Orphan
TEPEZZA® (teprotumumab-trbw), for intravenous infusion
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules and granules, for oral use
UPLIZNA® (inebilizumab-cdon) injection, for intravenous use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
BUPHENYL® (sodium phenylbutyrate) tablets and powder, for oral use
QUINSAIR™ (levofloxacin) solution for inhalation
Inflammation
PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”), for topical use
RAYOS® (prednisone) delayed-release tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

From time to time, the Company adopts new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of the London Inter-Bank Offered Rate (“LIBOR”) and other rates resulting from rate reform that are entered into on or before December 31, 2022. The Company does not expect the planned discontinuation of LIBOR to have a material impact on interest payments incurred under the Credit Agreement (as defined below). Refer to Note 13 for further details. The discontinuation of LIBOR is expected to occur in 2023. In the second quarter of 2022, the Company elected to apply the optional expedients for the assessment of hedge effectiveness for cash flow hedges affected by reference rate reform.

Recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Significant Accounting Policies

The Company’s significant accounting policies have not changed from those previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of the addition to the accounting policy related to derivative instruments and hedging activities as described below.

Derivative Instruments and Hedging Activities

All derivative instruments are recognized as either assets or liabilities at fair value on the condensed consolidated balance sheets and are classified as current or non-current based on the scheduled maturity of the instrument. For derivatives designated as hedges, the Company assesses at inception and quarterly thereafter whether the hedging derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. The effective portions of changes in the fair value of a derivative designated as a cash flow hedge are reported in accumulated other comprehensive loss (“AOCL”) and are subsequently recognized in net income consistent with the underlying hedged item. If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting prospectively. If a hedged forecasted transaction becomes probable of not occurring, any gains or losses are reclassified from AOCL to net income. Derivatives that are not designated as hedges are adjusted to fair value through current net income.

NOTE 3 – NET INCOME PER SHARE

The following table presents basic and diluted net income per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Basic net income per share calculation:
Numerator - net income	$60,974	$158,117	$265,235	$34,766
Denominator - weighted average of ordinary shares outstanding	230,020,004	225,119,684	229,559,715	224,523,538
Basic net income per share	$0.27	$0.70	$1.16	$0.15

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Diluted net income per share calculation:
Numerator - net income	$60,974	$158,117	$265,235	$34,766
Denominator - weighted average of ordinary shares outstanding	236,166,384	235,191,860	236,077,147	234,719,830
Diluted net income per share	$0.26	$0.67	$1.12	$0.15

Basic net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised, converted into ordinary shares or resulted in the issuance of ordinary shares that would have shared in the Company’s net income.

During the three and six months ended June 30, 2022 and 2021, the difference between the basic and diluted weighted average ordinary shares outstanding primarily represents the effect of incremental shares from the Company’s share-based compensation programs.

The computation of diluted net income per share for the three and six months ended June 30, 2022 excluded 1.2 million and 3.6 million shares subject to equity awards, respectively, because their inclusion would have had an anti-dilutive effect on diluted net income per share. The computation of diluted net income per share for the three and six months ended June 30, 2021 excluded 0.9 million and 2.9 million shares subject to equity awards respectively, because their inclusion would have had an anti-dilutive effect on diluted net income per share.

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

Acquisition of Viela Bio, Inc.

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

The following table summarizes the fair values assigned to the assets acquired and the liabilities assumed by the Company along with the resulting goodwill before and after the measurement period adjustments (in thousands):

	Before	Adjustments	After
Deferred tax liabilities, net	$(457,928)	$6,589	$(451,339)
Accrued expenses and other current liabilities	(73,401)	(335)	(73,736)
Other long-term liabilities	(22,631)	—	(22,631)
Accounts payable	(4,768)	—	(4,768)
Accrued trade discounts and rebates	(1,492)	(373)	(1,865)
Marketable securities	400	—	400
Property, plant and equipment	1,747	—	1,747
Other long-term assets	3,253	1,613	4,866
Accounts receivable	8,053	(267)	7,786
Prepaid expenses and other current assets	16,444	152	16,596
Inventories	149,348	2,300	151,648
Cash and cash equivalents	342,347	—	342,347
In-process research and development	910,000	—	910,000
Developed technology	1,460,000	—	1,460,000
(Liabilities assumed) and assets acquired	2,331,372	9,679	2,341,051
Goodwill	662,719	(9,679)	653,040
Fair value of consideration paid	$2,994,091	$—	$2,994,091

Inventories acquired included raw materials, work in process and finished goods for UPLIZNA. Inventories were recorded at their estimated fair values. The fair value of finished goods was determined based on the estimated selling price, net of selling costs and a margin on the selling activities. The fair value of work in process was determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing activities. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $149.3 million was originally recorded in connection with the acquisition, which was composed of $10.1 million for raw materials, $119.0 million for work-in-process and $20.2 million for finished goods. During the year ended December 31, 2021, the step-up in value of inventory was increased to $151.6 million following the recording of $2.3 million in measurement period adjustments which was composed of $1.9 million for work-in-process and $0.4 million for finished goods. During the three and six months ended June 30, 2022, the Company recorded inventory step-up expense of $17.4 million and $44.6 million, respectively, related to UPLIZNA based on the acquired units sold during the periods. During the three and six months ended June 30, 2021, the Company recorded inventory step-up expense of $7.1 million and $8.0 million, respectively, related to UPLIZNA based on the acquired units sold during the periods.

Other tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximated their acquisition-date fair values.

Developed technology as of the acquisition date was an intangible asset that reflected the estimated fair value of the rights to UPLIZNA in the United States. The estimated fair values of the developed technology represent valuations performed with the assistance of an independent appraisal firm based on management’s estimates, forecasted financial information and reasonable and supportable assumptions. The fair value of developed technology was determined using an income approach. The income approach explicitly recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for UPLIZNA. Indications of value were developed by discounting these benefits to their acquisition-date fair value at a discount rate of 11.5% that reflects the return requirements of the market.

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

IPR&D was related to R&D projects including:

(i)

Potential regulatory approval of UPLIZNA for neuromyelitis optica spectrum disorder (“NMOSD”) outside of the United States and certain other indications worldwide. As of the date of the acquisition, UPLIZNA had not been granted regulatory approval in any territory outside the United States or for any indications other than NMOSD in the United States. On March 23, 2021, the Company’s strategic partner, Mitsubishi Tanabe Pharma Corporation (“MTPC”) received manufacturing and marketing approval for UPLIZNA in Japan. In April 2022, the European Commission (“EC”) issued a legally binding decision based on the favorable recommendation of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) to grant a Centralised Marketing Authorization (“CMA”) for UPLIZNA for the treatment of adult patients with NMOSD in the European Union (“EU”). Refer to Note 8 for further details.

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

Deferred tax assets and liabilities arise from acquisition accounting adjustments where book values of certain assets and liabilities differ from their tax bases. Deferred tax assets and liabilities are recorded at the currently enacted rates which will be in effect at the time when the temporary differences are expected to reverse in the country where the underlying assets and liabilities are located. The developed technology, IPR&D assets and inventory acquired through the Viela acquisition were located in the United States as of the acquisition date, where a U.S. tax rate of 23.8% was utilized and a significant deferred tax liability of $451.3 million was recorded.

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

The following table presents certain pro forma combined results of the Company and Viela for the six months ended June 30, 2021 as if the acquisition of Viela had occurred on January 1, 2020 (in thousands):

	For the Six Months Ended June 30, 2021,
	As reported	Pro forma adjustments	Pro forma
Net sales	$1,174,954	$10,588	$1,185,542
Net income	34,766	(30,804)	3,962

The pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Viela. In order to reflect the pro forma information as if the acquisition occurred on January 1, 2020, the pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current fair values of the identifiable intangible assets acquired; the incremental cost of medicines sold related to the fair value adjustments associated with acquisition-date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of transaction costs incurred during the six months ended June 30, 2021 to the six months ended June 30, 2020. Significant non-recurring pro forma adjustments include transaction costs of $86.6 million which were assumed to have been incurred on January 1, 2020 and were recognized as if incurred in the first half of 2020. The pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition actually been completed on January 1, 2020. In addition, the pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.

Other Arrangements

Alpine Immune Sciences, Inc.

On December 15, 2021, the Company entered into an exclusive license agreement with Alpine Immune Sciences, Inc. (“Alpine”) for the development and commercialization of up to four preclinical candidates generated from Alpine’s unique discovery platform. The agreement includes licensing of a lead, potential first-in-class preclinical candidate, as well as a research partnership to jointly generate additional novel candidates. These candidates include multi-specific fusion protein-based therapeutic candidates for autoimmune and inflammatory diseases.

In connection with the execution of the license agreement, the Company entered into a stock purchase agreement with Alpine to purchase a minority stake of 951,980 shares of Alpine’s common stock in a private placement. Under the terms of the agreements, the Company paid Alpine $15.0 million in the fourth quarter of 2021 to purchase the shares of Alpine common stock and paid $25.0 million in the first quarter of 2022 as an upfront payment for the license. The shares of Alpine’s common stock were purchased at a premium to their fair value at the transaction closing date. The premium consisted of acquiring the shares at a price above the fair value based on a premium to the 30-day volume-weighted average share price prior to entering into the agreement. The Company recorded an asset of $11.9 million in other long-term assets in its consolidated balance sheet reflecting the fair value of the common stock. In addition, the Company recorded a charge of $28.1 million to R&D expense in its consolidated statement of comprehensive income for the year ended December 31, 2021, of which $25.0 million relates to the upfront payment and $3.1 million relates to the premium paid for shares of Alpine’s common stock. The $28.1 million was accounted for as the acquisition of an IPR&D asset during the year ended December 31, 2021.

In addition, Alpine is eligible to receive up to $381.0 million per program, or approximately $1.52 billion in total, in future success-based payments related to development, regulatory and commercial milestones. Additionally, Alpine is eligible to receive tiered royalties from a mid-single digit percentage to a low double-digit percentage on worldwide net sales of licensed medicines. Alpine is required to advance candidate molecules to pre-defined preclinical milestones, and the Company will be responsible for the costs. The Company will then be required to assume responsibility for development and commercialization activities and costs.

Arrowhead Pharmaceuticals, Inc.

On June 18, 2021, the Company entered into a global agreement with Arrowhead Pharmaceuticals, Inc. (“Arrowhead”) for ARO-XDH, a discovery-stage investigational RNA interference (“RNAi”) therapeutic being developed by Arrowhead as a potential treatment for uncontrolled gout. Arrowhead granted the Company a worldwide exclusive license to develop, manufacture and commercialize medicines based on the RNAi therapeutic. Arrowhead is required to use commercially reasonable efforts to conduct research and preclinical development activities for the RNAi therapeutic products. The Company must use commercially reasonable efforts in, and will be responsible for, clinical development and commercialization of the RNAi therapeutic products. Under the terms of the agreement, the Company paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed medicines. The $40.0 million upfront payment was accounted for as the acquisition of an IPR&D asset and was recorded as a R&D expense in the consolidated statement of comprehensive income during the year ended December 31, 2021.

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

The components of inventories as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$74,266	$43,366
Work-in-process	14,274	101,719
Finished goods	115,140	80,645
Inventories, net	$203,680	$225,730

During the year ended December 31, 2021, as part of the Viela acquisition, a step-up in the value of inventory of $151.6 million was recorded, which was composed of $10.1 million for raw materials, $120.9 million for work-in-process and $20.6 million for finished goods. Refer to Note 4 for further details. Inventory step-up expense recorded in cost of goods sold relating to UPLIZNA was $17.4 million and $7.1 million for the three months ended June 30, 2022 and 2021, respectively, and was $44.6 million and $8.0 million for the six months ended June 30, 2022 and 2021, respectively.

Because inventory step-up expense is related to an acquisition, will not continue indefinitely and has a significant effect on the Company’s gross profit, gross margin percentage and net income for all affected periods, the Company discloses balance sheet and income statement amounts related to inventory step-up within the Notes to the Condensed Consolidated Financial Statements.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Advance payments for inventory	$188,435	$160,103
Deferred charge for taxes on intercompany profit	121,549	66,175
Rabbi trust assets	25,590	26,519
Prepaid income taxes and income tax receivable	23,280	36,388
Other prepaid expenses and other current assets	69,953	67,921
Prepaid expenses and other current assets	$428,807	$357,106

Advance payments for inventory as of June 30, 2022 and December 31, 2021, primarily represented payments made to the contract manufacturer of TEPEZZA drug substance.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Buildings	$173,641	$174,209
Land and land improvements	44,010	40,468
Construction in process	41,745	28,210
Leasehold improvements	24,188	23,801
Machinery and equipment	21,009	18,390
Furniture and fixtures	20,105	19,318
Software	13,332	13,388
Other	11,778	10,418
	349,808	328,202
Less accumulated depreciation	(47,548)	(35,904)
Property, plant and equipment, net	$302,260	$292,298

Depreciation expense was $6.1 million and $3.4 million for the three months ended June 30, 2022 and 2021, respectively, and was $11.9 million and $7.8 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below presents goodwill for the Company’s reportable segments as of June 30, 2022 (in thousands):

	Orphan	Inflammation	Total
Balance at December 31, 2021	$1,010,538	$56,171	$1,066,709
Goodwill impairment during the year	—	(56,171)	(56,171)
Balance at June 30, 2022	$1,010,538	$—	$1,010,538

In May 2022, Apotex Corp. and its affiliate, Apotex Inc. (collectively, “Apotex”), initiated an at-risk launch of a generic version of PENNSAID 2% in the United States. The Company subsequently initiated patent infringement litigation against Apotex and Apotex agreed to a voluntary injunction against further sales of the generic product pending the outcome of a motion for summary judgment. The injunction prevents further sales by Apotex but does not prevent wholesalers from continuing to resell the initial generic product inventory Apotex sold to them prior to the injunction. Even if the Company is successful in the motion for summary judgment, Apotex will still be able to pursue litigation to support its generic launch. Furthermore, the at-risk launch has created pressure on PENNSAID 2% sales, which was reflected in the Company’s second quarter net sales. As a result, the Company determined the generic product launch and the expected impact on PENNSAID 2% to be a triggering event to conduct an interim impairment analysis and an indicator it was more likely than not that the carrying amount of its inflammation reporting unit exceeded its fair value as of June 30, 2022.

The Company determined the fair value of the inflammation reporting unit as of June 30, 2022 using the income approach. The cash-flow projections were based on a financial forecast developed by management that included net sales projections, which are updated annually, or more frequently based on events that may significantly impact forecasts.

The Company’s interim goodwill impairment test in the second quarter of 2022 indicated an impairment, which represented the difference between the estimated fair value of the inflammation reporting unit and its carrying value. As a result, the Company recognized an impairment charge of $56.2 million in June 2022 representing the full amount of goodwill for the inflammation reporting unit.

Intangible Assets

As of June 30, 2022, the Company’s finite-lived intangible assets primarily consisted of developed technology related to ACTIMMUNE, KRYSTEXXA, PROCYSBI, RAVICTI, RAYOS, TEPEZZA and UPLIZNA.

Intangible assets as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology (1)	$4,650,292	$(1,821,592)	$2,828,700	$4,579,171	$(1,642,427)	$2,936,744
In-process research and development (1)	810,000	—	810,000	880,000	—	880,000
Other intangibles	29,894	(7,951)	21,943	29,894	(6,520)	23,374
Total intangible assets	$5,490,186	$(1,829,543)	$3,660,643	$5,489,065	$(1,648,947)	$3,840,118

(1)

In April 2022, the EC issued a legally binding decision based on the favorable recommendation of the CHMP of the EMA to grant a CMA for UPLIZNA for the treatment of adult patients with NMOSD in the EU. As a result, the Company transferred $70.0 million of IPR&D to developed technology in the second quarter of 2022. As of June 30, 2022, the remaining IPR&D relating to the Viela acquisition was $810.0 million.

Amortization expense for the three months ended June 30, 2022 and 2021 was $91.3 million and $88.5 million, respectively, and was $180.6 million and $154.9 million for the six months ended June 30, 2022 and 2021, respectively. IPR&D is not amortized until successful regulatory approval of a project. As of June 30, 2022, estimated future amortization expense was as follows (in thousands):

2022 (July to December)	$185,876
2023	359,377
2024	359,426
2025	359,377
2026	304,114
Thereafter	1,282,473
Total	$2,850,643

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued royalties	$86,821	$108,215
Payroll-related expenses	81,589	147,439
R&D and manufacturing programs	62,812	54,076
Advertising and marketing	31,529	16,930
Allowances for returns	28,101	33,881
Consulting and professional services	24,483	33,334
Pricing review liability	24,241	21,075
Accrued interest	14,511	14,989
Refund liability (1)	13,265	16,711
Accrued upfront and milestone payments	—	35,100
Accrued other	51,684	41,265
Accrued expenses and other current liabilities	$419,036	$523,015

(1)

The refund liability represents the amount of consideration that the Company may need to refund to MTPC if it does not sell the product that was shipped to MTPC. The refund liability is remeasured at each reporting date to reflect changes in the estimate of variable consideration, with a corresponding adjustment to revenue. Amounts expected to be settled within the 12 months following the balance sheet date are classified as current liabilities in the accompanying balance sheets. Amounts not expected to be settled within the 12 months following the condensed consolidated balance sheet date are classified as long-term liabilities. The following represents the changes to the refund liability for the six months ended June 30, 2022 (in thousands):

Refund liability at December 31, 2021	$16,711
Shipments during six months ended June 30, 2022	14,892
Remeasurement of refund liability recognized as revenue	(10,147)
Refund liability at June 30, 2022	$21,456
Less: current portion	13,265
Refund liability, net of current portion	$8,191

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued government rebates and chargebacks	$253,821	$222,632
Accrued commercial rebates and wholesaler fees	39,945	48,761
Accrued co-pay and other patient assistance	43,721	46,038
Accrued trade discounts and rebates	$337,487	$317,431
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	297	—
Total customer-related accruals and allowances	$337,784	$317,431

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2021 to June 30, 2022 (in thousands):

	Government Rebates and Chargebacks	Commercial Rebates and Wholesaler Fees	Co-Pay and Other Patient Assistance	Total
Balance at December 31, 2021	$222,632	$48,761	$46,038	$317,431
Current provisions relating to sales during the six months ended June 30, 2022	416,119	100,626	187,088	703,833
Adjustments relating to prior-year sales	(23,551)	1,611	(3,439)	(25,379)
Payments relating to sales during the six months ended June 30, 2022	(174,232)	(63,978)	(143,459)	(381,669)
Payments relating to prior-year sales	(187,147)	(46,778)	(42,507)	(276,432)
Balance at June 30, 2022	$253,821	$40,242	$43,721	$337,784

NOTE 11 – SEGMENT AND OTHER INFORMATION

The Company has two reportable segments, the orphan segment and the inflammation segment, and the Company reports net sales and segment operating income (loss) for each segment.

On March 15, 2021, the Company completed its acquisition of Viela. The acquisition expanded the Company’s commercial medicine portfolio by adding an additional rare disease medicine, UPLIZNA, to its orphan segment.

The orphan segment includes the medicines TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, UPLIZNA, ACTIMMUNE, BUPHENYL and QUINSAIR as well as the Company’s R&D programs. The inflammation segment includes the medicines PENNSAID 2%, RAYOS, VIMOVO and DUEXIS.

The Company’s chief operating decision maker (“CODM”) evaluates the financial performance of the Company’s segments based upon segment operating income (loss). Segment operating income (loss) is defined as income (loss) before expense (benefit) for income taxes adjusted for the items set forth in the reconciliation below. Items below income from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s CODM. Additionally, certain expenses are not allocated to a segment. The Company does not report balance sheet information by segment as no balance sheet by segment is reviewed by the Company’s CODM.

The following table reflects net sales by medicine for the Company’s reportable segments for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
TEPEZZA	$479,814	$453,255	$981,265	$455,320
KRYSTEXXA	167,755	130,317	308,459	237,074
RAVICTI	75,722	68,426	153,979	141,243
PROCYSBI	47,706	49,775	97,277	93,138
UPLIZNA (1)	38,598	14,475	69,075	16,348
ACTIMMUNE	29,989	27,777	61,424	56,540
BUPHENYL	1,387	2,262	3,548	3,922
QUINSAIR	335	222	631	431
Orphan segment net sales	$841,306	$746,509	$1,675,658	$1,004,016

PENNSAID 2%	23,586	48,941	58,954	94,758
RAYOS	11,150	13,406	24,637	28,678
VIMOVO	299	1,582	1,214	5,927
DUEXIS	70	22,110	1,193	41,575
Inflammation segment net sales	$35,105	$86,039	$85,998	$170,938

Total net sales	$876,411	$832,548	$1,761,656	$1,174,954

(1)

UPLIZNA revenue is affected each reporting period by the changes in the estimate of variable consideration included in the remeasurement of the refund liability for shipments to MTPC. During the three and six months ended June 30, 2022, the Company recognized $8.6 million and $10.1 million, respectively, of revenue as a result of the change in this estimate. The amount of variable consideration recognized is dependent on MTPC’s sales over which the Company has no direct control.

The table below provides reconciliations of the Company’s segment operating income (loss) to the Company’s total income (loss) before expense (benefit) for income taxes for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Segment operating income (loss):
Orphan	$315,075	$321,235	$666,589	$322,289
Inflammation	(6,552)	46,767	8,797	89,447
Reconciling items:
Amortization and step-up:
Intangible amortization expense	(91,335)	(88,523)	(180,595)	(154,892)
Inventory step-up expense	(17,362)	(7,091)	(44,563)	(8,002)
Impairment of goodwill	(56,171)	—	(56,171)	—
Share-based compensation	(45,149)	(54,424)	(92,449)	(115,590)
Interest expense, net	(21,409)	(22,581)	(42,665)	(36,041)
Depreciation	(6,091)	(3,393)	(11,943)	(7,844)
Manufacturing plant start-up costs	(1,582)	—	(2,389)	—
Restructuring and realignment costs	(1,253)	(930)	(1,790)	(7,023)
Acquisition/divestiture-related costs	(1,023)	(30,626)	(2,612)	(80,017)
Upfront and milestone payments related to license and collaboration agreements	—	(46,500)	—	(49,500)
Impairment of long-lived asset	—	—	—	(12,371)
Gain on sale of asset	—	2,000	—	2,000
Foreign exchange gain (loss)	28	(39)	448	(887)
Other (expense) income, net	(2,389)	(262)	(3,131)	2,962
Income (loss) before expense (benefit) for income taxes	$64,787	$115,633	$237,526	$(55,469)

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments and all other customers as a group for the three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	For the Three Months Ended June 30,
	2022		2021
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$315,484	25%	$342,149	26%
Customer B	275,528	22%	410,436	31%
Customer C	305,531	25%	240,290	18%
Customer D	226,459	18%	212,820	16%
Other Customers	118,272	10%	117,500	9%
Gross Sales	$1,241,274	100%	$1,323,194	100%

	For the Six Months Ended June 30,
	2022		2021
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$648,857	26%	$526,835	25%
Customer B	576,738	23%	659,176	32%
Customer C	553,150	22%	358,327	17%
Customer D	460,585	19%	303,439	15%
Other Customers	233,429	10%	236,949	11%
Gross Sales	$2,472,759	100%	$2,084,726	100%

Geographic revenues are determined based on the country in which the Company’s customers are located. The following table presents a summary of net sales attributed to geographic sources for the three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$863,371	99%	$830,185	100%
Rest of world	13,040	1%	2,363	*
Net sales	$876,411		$832,548
*Less than 1%

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$1,741,661	99%	$1,170,515	100%
Rest of world	19,995	1%	4,439	*
Net sales	$1,761,656		$1,174,954
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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,399,000	$—	$—	$1,399,000
Canadian government commercial paper	399,632	—	—	399,632
U.S. Treasury securities	49,998	—	—	49,998
Bank time deposits	—	11,616	—	11,616
Equity securities (1)	8,101	—	—	8,101
Interest rate swap contracts	—	2,615	—	2,615
Foreign currency contracts	—	68	—	68
Other current assets	25,590	—	—	25,590
Total assets at fair value	$1,882,321	$14,299	$—	$1,896,620
Liabilities:
Foreign currency contracts	—	(2,197)	—	(2,197)
Other long-term liabilities	(25,590)	—	—	(25,590)
Total liabilities at fair value	$(25,590)	$(2,197)	$—	$(27,787)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$11,867	$—	$11,867
Money market funds	1,367,500			1,367,500
Equity securities (1)	13,185			13,185
Other current assets	26,519	—	—	26,519
Total assets at fair value	$1,407,204	$11,867	$—	$1,419,071
Liabilities:
Other long-term liabilities	(26,519)	—	—	(26,519)
Total liabilities at fair value	$(26,519)	$—	$—	$(26,519)

(1)

The Company held investments in equity securities with readily determinable fair values of $8.1 million and $13.2 million as of June 30, 2022 and December 31, 2021, respectively, which are included in other long-term assets in the condensed consolidated balance sheets. During the three months and six months ended June 30, 2022, the Company recognized net unrealized losses of $0.4 million and $5.1 million, respectively, in the other (expense) income, net line item of the Company’s condensed consolidated statement of comprehensive income, due to the change in fair value of these securities. There were no sales of equity securities for the three and six months ended June 30, 2022.

As of June 30, 2022, the Company’s cash and cash equivalents included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

The Company utilizes the market approach to measure fair value for its money market funds, Canadian government commercial paper and U.S. Treasury securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company’s derivative assets and liabilities include interest rate swaps, which are carried at fair value. Interest rate swaps entered into by the Company are typically executed over-the-counter and are valued using discounted cash flows along with fair value models that primarily use observable market inputs. These models take into account a variety of factors including, where applicable, maturity, interest rate yield curves, and counterparty credit risks. Refer to Note 14 for further details.

The Company’s derivative assets and liabilities also include foreign currency forward contracts, which all have maturities of one month or less. The Company estimates the fair values of these contracts by using observable market inputs including the forward and spot prices for foreign currencies. Refer to Note 14 for further details.

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

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Term Loan Facility due 2028	$1,580,000	1,588,000
Term Loan Facility due 2026	418,026	418,026
Senior Notes due 2027	600,000	600,000
Total face value	2,598,026	2,606,026
Debt discount	(10,879)	(12,164)
Deferred financing fees	(20,158)	(22,629)
Total long-term debt	2,566,989	2,571,233
Less: current maturities	16,000	16,000
Long-term debt, net of current maturities	$2,550,989	$2,555,233

Term Loan Facility and Revolving Credit Facility

On March 15, 2021, Horizon Therapeutics USA, Inc. (the “Borrower” or “HTUSA”), a wholly-owned subsidiary of the Company, borrowed approximately $1.6 billion aggregate principal amount of loans (the “2028 Term Loans”) pursuant to an amendment (the “March 2021 Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018, Amendment No. 5, dated March 11, 2019, Amendment No. 6, dated May 22, 2019, Amendment No. 7, dated December 18, 2019 and the Incremental Amendment and Joinder Agreement, dated August 17, 2020 (the “Term Loan Facility”). Pursuant to Amendment No. 7, the Borrower borrowed approximately $418.0 million aggregate principal amount of loans (the “2026 Term Loans”). Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments, which was increased to $275.0 million aggregate amount of revolving commitments (the “Incremental Revolving Commitments”) pursuant to the Incremental Amendment and Joinder Agreement. The Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) that includes a $50.0 million letter of credit sub-facility. The Incremental Revolving Commitments will terminate in March 2024. Borrowings under the Revolving Credit Facility are available for general corporate purposes. As of June 30, 2022, the Revolving Credit Facility was undrawn. As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through the March 2021 Amendment.

The 2028 Term Loans were incurred as a separate class of term loans under the Credit Agreement with substantially the same terms of the 2026 Term Loans. The Borrower used the proceeds of the 2028 Term Loans to fund a portion of the consideration payable in the acquisition of Viela. The 2028 Term Loans bear interest at a rate, at Borrower’s option, equal to the LIBOR, plus 2.00% per annum (subject to a 0.50% LIBOR floor) or the adjusted base rate plus 1.00% per annum, with a step-down to LIBOR plus 1.75% per annum or the adjusted base rate plus 0.75% per annum at the time the Company’s leverage ratio is less than or equal to 2.00 to 1.00. The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%.

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

The interest on the 2028 Term Loans is variable and, as of June 30, 2022 the interest rate on the 2028 Term Loans was 3.38% and the effective interest rate was 3.62%.

The interest on the 2026 Term Loans is variable and as of June 30, 2022 the interest rate on the 2026 Term Loans was 3.63% and the effective interest rate was 3.91%.

As of June 30, 2022, the fair value of the amounts outstanding under the 2028 Term Loans and the 2026 Term Loans were approximately $1,520.8 million and $403.4 million, respectively, categorized as a Level 2 instrument, as defined in Note 12.

On April 25, 2022, the Company entered into two interest rate swap agreements with notional amounts totaling $800.0 million, effective June 24, 2022, to hedge or otherwise protect against interest rate fluctuations on a portion of its variable rate debt. Refer to Note 14 for further details.

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

As of June 30, 2022, the interest rate on the 2027 Senior Notes was 5.50% and the effective interest rate was 5.76%.

As of June 30, 2022, the fair value of the 2027 Senior Notes was approximately $573.0 million, categorized as a Level 2 instrument, as defined in Note 12.

NOTE 14 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate risk

The Company is a party to interest rate swap agreements designated as cash flow hedges with notional amounts totaling $800.0 million as of June 30, 2022, which effectively fix LIBOR at approximately 2.8% through December 24, 2026. These agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable monthly interest rates on $800.0 million of the Company’s 2028 Term Loans and the 2026 Term Loans. The change in fair value is recorded as part of other comprehensive income (loss). Interest expense is adjusted to include the payments made or received under the swap agreements.

Foreign currency risk

The Company also enters into foreign currency forward contracts with durations of one month or less to mitigate the foreign currency risk related to certain balance sheet positions. The Company has not elected hedge accounting for these transactions and they are recorded at fair value. As of June 30, 2022, the Company had outstanding foreign currency forward contracts to sell $116.6 million and purchase €67.0 million, CHF36.5 million, and CAD8.0 million, all of which had settlement dates of less than one month.

No amounts are excluded from the assessment of effectiveness for cash flow hedges. Refer to Note 12 for further details on the valuation methodologies for the Company’s derivative instruments.

The following table summarizes the amounts and locations of the Company’s derivative instruments on the condensed consolidated balance sheet as of June 30, 2022 (in thousands):

	Fair value - Derivatives in asset position		Fair value - Derivatives in liability position
	Balance sheet location	June 30, 2022	Balance sheet location	June 30, 2022
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other current assets	$2,142	Accrued expenses and other current liabilities	$—
Designated as cash flow hedges	Other long-term assets	473	Other long-term liabilities	—
Foreign currency forward contracts
Not designated as hedges	Prepaid expenses and other current assets	68	Accrued expenses and other current liabilities	2,197
Total derivatives		$2,683		$2,197

While foreign currency forward contracts are subject to a master netting arrangement, the Company does not offset derivative assets and liabilities within the condensed consolidated balance sheet.

The following table summarizes the pre-tax amount and locations of derivative instrument net gains (losses) recognized in the condensed consolidated statement of comprehensive income (in thousands):

	Location	For the Three Months Ended June 30, 2022
Interest rate swap contracts designated as cash flow hedges	Interest expense, net	$157
Foreign currency forward contracts not designated as cash flow hedges	Foreign exchange loss	(3,248)

The following table presents the pre-tax amounts of gains from derivative instruments recognized in other comprehensive income (loss) (in thousands):

For the Three Months Ended June 30, 2022,
Interest rate swap contracts designated as cash flow hedges	$2,615

Assuming market rates remain constant through contract maturities, the Company expects to reclassify pre-tax net gains of $2.2 million into interest expense, net for interest rate swap cash flow hedges within the next 12 months.

The cash flow effects of the Company’s derivative contracts in the condensed consolidated statement of cash flows are included in operating activities.

NOTE 15 – LEASE OBLIGATIONS

As of June 30, 2022, the Company had the following office space lease agreements in place for real properties:

Location	Approximate Square Feet	Lease Expiry Date
Dublin, Ireland	63,000	May 4, 2041
Lake Forest, Illinois	160,000	March 31, 2031
South San Francisco, California	40,000	December 31, 2031
Rockville, Maryland	42,000	August 31, 2024 to May 31, 2026
Chicago, Illinois	9,200	December 31, 2028
Gaithersburg, Maryland	7,200	June 30, 2022
Washington, D.C.	6,000	September 30, 2024
Mannheim, Germany	4,800	December 31, 2022

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

As of June 30, 2022 and December 31, 2021, the Company had right-of-use lease assets included in other long-term assets of $94.8 million and $75.7 million, respectively; current lease liabilities included in accrued expenses and other current liabilities of $5.0 million and $3.6 million, respectively; and non-current lease liabilities included in other long-term liabilities of $108.7 million and $93.8 million, respectively, in its condensed consolidated balance sheets.

In February 2021, the Company vacated the Lake Forest leased office building. As a result of the Company vacating the Lake Forest office, the Company recorded an impairment charge of $12.4 million during the six months ended June 30, 2021, using an income approach based on market prices for similar properties provided by a third-party. This charge was reported within impairment of long-lived asset in the condensed consolidated statement of comprehensive income. In January 2022, the Company entered a sublease agreement for the entire Lake Forest office building for the remaining term of the original lease through March 31, 2031.

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method. Rent expense was $3.1 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively, and $6.1 million and $4.0 million for the six months ended June 30, 2022 and 2021, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the Company’s condensed consolidated balance sheet as of June 30, 2022 (in thousands):

2022 (July to December)	$4,051
2023	12,032
2024	12,904
2025	12,210
2026	12,002
Thereafter	96,163
Total lease payments	149,362
Imputed interest	(35,654)
Total lease liabilities	$113,708

The weighted-average discount rate and remaining lease term for leases as of June 30, 2022 was 4.53% and 13.89 years, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s supply agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance. In addition, the Company must provide AGC Biologics with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order. At June 30, 2022, the Company had binding purchase commitments with AGC Biologics for TEPEZZA drug substance of €94.9 million ($99.3 million converted at a Euro-to-Dollar exchange rate as of June 30, 2022 of 1.0462), to be delivered through June 2024. Under the Company’s supply agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order. At June 30, 2022, the Company had binding purchase commitments with Catalent for TEPEZZA drug product of $9.3 million, to be delivered through December 2023. The Company received U.S. Food and Drug Administration (“FDA”) approval in December 2021 for a second TEPEZZA drug product manufacturer, Patheon Pharmaceuticals Inc. (“Patheon”). Under the Company’s supply agreement with Patheon, the Company must provide Patheon with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order. As of June 30, 2022, the Company had binding purchase commitments with Patheon for TEPEZZA drug product of €6.8 million ($7.1 million converted at an exchange rate as of June 30, 2022 of 1.0462), to be delivered through December 2023.

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

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least 80% of its annual worldwide bulk product requirements for KRYSTEXXA from BTG Israel. Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA. The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order. The first nine months of each forecast is considered a binding firm order. At June 30, 2022, the Company had a total purchase commitment, including the minimum annual order quantities and binding firm orders, with BTG Israel for KRYSTEXXA of $32.0 million, to be delivered through December 2026.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE to the Company. The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least September 30, 2024. As of June 30, 2022, the minimum purchase commitment to Boehringer Ingelheim Biopharmaceuticals was €9.3 million ($9.7 million converted using a Euro-to-Dollar exchange rate of 1.0462 as of June 30, 2022) through September 2024.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of BUPHENYL, DUEXIS, PENNSAID 2%, PROCYSBI, QUINSAIR, RAVICTI, RAYOS, UPLIZNA and VIMOVO of $20.1 million were outstanding at June 30, 2022.

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

The Company’s remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($45.0 million when converted using a CHF-to-Dollar exchange rate at June 30, 2022 of 1.0467).

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

Under the terms of the agreements, the Company paid Alpine $15.0 million in the fourth quarter of 2021 and paid $25.0 million in the first quarter of 2022. In addition, Alpine is eligible to receive up to $381.0 million per program, or approximately $1.52 billion in total, in future success-based payments related to development, regulatory and commercial milestones. Additionally, Alpine is eligible to receive tiered royalties from a mid-single digit percentage to a low double-digit percentage on worldwide net sales of licensed medicines. Alpine is required to advance candidate molecules to pre-defined preclinical milestones, and the Company will be responsible for the costs. The Company will then be required to assume responsibility for development and commercialization activities and costs.

Arrowhead Pharmaceuticals, Inc.

On June 18, 2021, the Company entered into a global agreement with Arrowhead for ARO-XDH, a discovery-stage investigational RNAi therapeutic being developed by Arrowhead as a potential treatment for uncontrolled gout. Arrowhead granted the Company a worldwide exclusive license to develop, manufacture and commercialize medicines based on the RNAi therapeutic. Arrowhead is required to use commercially reasonable efforts to conduct research and preclinical development activities for the RNAi therapeutic products. The Company must use commercially reasonable efforts in, and will be responsible for, clinical development and commercialization of the RNAi therapeutic products. Under the terms of the agreement, the Company paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed medicines.

Venture capital funds

The Company is committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P. As of June 30, 2022, the total carrying amount of the Company’s investments in these funds was $22.4 million, which is included in other long-term assets in the condensed consolidated balance sheet, and includes $2.2 million in net cash distributions for investments received during the first half of 2022. As of June 30, 2022, the Company’s total future commitments to these funds were $38.2 million. During the six months ended June 30, 2022 and 2021, the Company recorded investment income under the equity method of $2.4 million and $1.7 million, respectively, in the other (expense) income, net line item of the Company’s condensed consolidated statement of comprehensive income related to these funds.

Non-cancellable advertising commitments

As of June 30, 2022, the Company had $42.5 million of non-cancellable advertising commitments due within one year, primarily related to its U.S. commercial business.

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

NOTE 17 - LEGAL PROCEEDINGS

PENNSAID 2%

On May 6, 2022, Apotex received FDA approval to market a generic diclofenac sodium topical solution 2% (“Apotex ANDA Product”), following the apparent forfeiture by Actavis Laboratories UT, Inc. (“Actavis”) of its first-filer exclusivity. On May 13, 2022, the Company filed a complaint against Apotex asserting that the manufacture, use, offer for sale, or sale of the Apotex ANDA Product would infringe U.S. Patent No. 9,066,913 (the “‘913 patent”) in the United States District Court for the District of Delaware. The Company previously successfully enforced the ‘913 patent against Actavis in the District of New Jersey and the Federal Circuit subsequently affirmed the District Court’s ruling.

The Company purchased PENNSAID 2% from Nuvo Pharmaceuticals Inc. (“Nuvo”) in 2014. Apotex alleges that a settlement agreement entered into in January 2013 with Nuvo provides it with a license to the ‘913 patent. The Company disputes the scope of Apotex’s settlement and license with Nuvo, contending that it does not provide Apotex with a license to the ‘913 patent, which was issued to the Company after the Company’s purchase of PENNSAID 2% from Nuvo.

On May 17, 2022, the Company moved for a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, offer to sell, or sale of the Apotex ANDA Product. On May 27, 2022, the parties filed a stipulated preliminary injunction and a proposed expedited briefing schedule to present the underlying license dispute to the District Court by way of a motion for summary judgment. On May 31, 2022, the District Court entered the preliminary injunction. The District Court has scheduled a hearing on the motion for summary judgment for August 23, 2022.

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

NOTE 18 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at June 30, 2022 included its 2011 Equity Incentive Plan, as amended, Amended and Restated 2014 Equity Incentive Plan (“2014 EIP”), 2014 Non-Employee Equity Plan, as amended (“2014 Non-Employee Plan”), 2020 Employee Share Purchase Plan (“2020 ESPP”), Amended and Restated 2020 Equity Incentive Plan, as amended (“2020 EIP”) and Amended and Restated 2018 Equity Incentive Plan (“2018 EIP”).

On February 23, 2022, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved amending the 2020 EIP, subject to shareholder approval, to increase the aggregate number of ordinary shares available for the grant of equity awards to the Company’s employees by an additional 4,800,000 shares. On April 28, 2022, the shareholders of the Company approved the amendment to the 2020 EIP.

As of June 30, 2022, an aggregate of 2,193,376 ordinary shares were authorized and available for future issuance under the 2020 ESPP, an aggregate of 18,864,292 ordinary shares were authorized and available for future grants under the 2020 EIP, an aggregate of 483,069 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Plan and an aggregate of 1,858,117 ordinary shares were authorized and available for future grants under the 2018 EIP.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	6,209,583	$23.91	3.95	$520,651
Exercised	(945,232)	22.78	—	—
Forfeited	(38,897)	52.90	—	—
Expired	(256)	70.24	—	—
Outstanding as of June 30, 2022	5,225,198	$23.90	3.44	$291,878
Exercisable as of June 30, 2022	5,008,713	$22.85	3.26	$285,049

Stock options typically have a contractual term of ten years from grant date.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2022:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2021	4,412,681	$52.67
Granted	1,702,579	102.50
Vested	(2,106,338)	41.69
Forfeited	(299,607)	77.41
Outstanding as of June 30, 2022	3,709,315	$79.83

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the six months ended June 30, 2022:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2021	1,528,216
Granted	309,470	$138.41	4.65%	$131.98
Forfeited	(53,233)	105.34	6.50%	98.49
Vested	(913,490)	33.20	6.15%	31.16
Performance Based Adjustment (1)	190,529	31.54	6.60%	29.46
Outstanding as of June 30, 2022	1,061,492

(1)	Represents adjustment based on meeting total shareholder return (“TSR”) performance at 200% for the PSUs that were awarded to key executive participants on January 4, 2019.

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

All PSUs outstanding on June 30, 2022 may vest in a range of between 0% and 200%, with the exception of certain modified PSUs granted in 2020 and based on net sales which are capped at 150%. The Company accounts for all PSUs as equity-settled awards in accordance with ASC 718, Compensation-Stock Compensation. Because the value of the 2022 Relative TSR PSUs is dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value on the grant date. As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2022 Relative TSR PSUs during the six months ended June 30, 2022, include:

Valuation date stock price	$105.97
Expected volatility	45.01%
Risk free rate	1.01%

The value of the 2022 Strategic PSUs and 2022 Financial PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full-period performance against targets, and the Company adjusts the expense quarterly.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Share-based compensation expense
Cost of goods sold	$4,471	$5,080
Research and development	15,720	17,776
Selling, general and administrative	72,258	92,734
Total share-based compensation expense	$92,449	$115,590

During the six months ended June 30, 2022 and 2021, the Company recognized $53.9 million and $60.9 million of tax benefit, respectively, related to share-based compensation resulting primarily from the fair value of equity awards at the time of the exercise of stock options and vesting of restricted stock units and PSUs. As of June 30, 2022, the Company estimated that pre-tax unrecognized compensation expense of $327.4 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the second quarter of 2023. The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2020 EIP and the 2018 EIP.

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

The following table presents the expense (benefit) for income taxes for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) before expense (benefit) for income taxes	$64,787	$115,633	$237,526	$(55,469)
Expense (benefit) for income taxes	3,813	(42,484)	(27,709)	(90,235)
Net income	$60,974	$158,117	$265,235	$34,766

During the three and six months ended June 30, 2022, the Company recorded an expense for income taxes of $3.8 million and a benefit for income taxes of $27.7 million, respectively. During the three and six months ended June 30, 2021, the Company recorded a benefit for income taxes of $42.5 million and $90.2 million, respectively. The decrease in benefit for income taxes recorded during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions and a decrease in the tax benefits recognized on share-based compensation.

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

OUR BUSINESS

We are a global biotechnology company focused on the discovery, development and commercialization of medicines that address critical needs for people impacted by rare, autoimmune and severe inflammatory diseases. Our pipeline is purposeful: we apply scientific expertise and courage to bring clinically meaningful therapies to patients. We believe science and compassion must work together to transform lives. We have two reportable segments, the orphan segment and the inflammation segment, and our commercial portfolio is currently composed of 12 medicines in the areas of rare diseases, gout, ophthalmology and inflammation.

As of June 30, 2022, our commercial portfolio consisted of the following medicines:

Orphan
TEPEZZA® (teprotumumab-trbw), for intravenous infusion
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules and granules, for oral use
UPLIZNA® (inebilizumab-cdon) injection, for intravenous use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
BUPHENYL® (sodium phenylbutyrate) tablets and powder, for oral use
QUINSAIR™ (levofloxacin) solution for inhalation
Inflammation
PENNSAID® (diclofenac sodium topical solution) 2% w/w, or PENNSAID 2%, for topical use
RAYOS® (prednisone) delayed-release tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use

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

Impact of COVID-19

The COVID-19 pandemic has continued to have a negative impact on our operations and net sales during 2022, including due to the emergence of new variants of the virus and resulting disruptions in healthcare operations and employee absences among our commercial team. In addition, our clinical trials have been and may in the future be affected by the COVID-19 pandemic as referred to below.

Economic and health conditions in the United States and across most of the world are continuing to change because of the COVID-19 pandemic. Although COVID-19 is a global issue that has altered business and consumer activity, the biopharmaceutical industry is considered a critical and essential industry in the United States and many other countries and, therefore, we do not currently expect any government-imposed extended shut downs of suppliers or distribution channels, although our suppliers and other third parties on which we rely could be impacted by employee absences due to COVID-19 illnesses. While certain of our contract manufacturers are involved in manufacturing vaccines for COVID-19, we do not currently expect these activities to impact the future supply of our medicines. In respect of our medicines, we believe we have sufficient inventory of raw materials and finished goods and we expect patients to be able to continue to receive their medicines at a site of care, for our infused medicines, and from their current pharmacies, alternative pharmacies or, if necessary, by direct shipment from our third-party providers that have such capability, for our other medicines.

TEPEZZA, KRYSTEXXA and UPLIZNA

In the first half of 2022, demand for TEPEZZA, KRYSTEXXA and UPLIZNA was negatively impacted by the omicron variant of COVID-19. The omicron variant resulted in significant employee absences in our commercial organization due to illness and also impacted operations at sites of care that infuse these medicines and patient access to and willingness to visit healthcare providers. These events resulted in lower new patient enrollment forms, delays in new patients starting infusions and disruptions in therapy. These same events also impacted enrollment in the TEPEZZA clinical trial for chronic/low clinical activity score, or CAS, thyroid eye disease, or TED, and we now expect data from this trial in the first half of 2023. In addition, enrollment in our clinical trial of UPLIZNA in myasthenia gravis was recently impacted by the COVID-19 related lock-downs in China which, combined with other negative impacts related to the conflict in Ukraine, has delayed our expected timeline for topline data to 2024.

Our other medicines

Patient motivation to continue treatment remains high for our other orphan segment medicines, RAVICTI, PROCYSBI and ACTIMMUNE, and therefore net sales for these three medicines were stable during 2020, 2021 and the first half of 2022, with less impact from COVID-19 compared to our other medicines.

Clinical trials

Our clinical trials have been and may in the future be affected by COVID-19. As referred to above, we experienced enrollment delays in our TEPEZZA clinical trial in chronic/low CAS TED due to the impacts of the omicron variant of COVID-19 and in our UPLIZNA clinical trial in myasthenia gravis due to government ordered COVID-19 lock-downs in China. In addition, clinical site initiation and patient enrollment may be delayed due to staffing shortages or prioritization of hospital and healthcare resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a result of, or a precaution against, contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if healthcare services are interrupted due to COVID-19. Some clinical sites in the United States and other countries have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

We are continuing to actively monitor the possible impacts from the COVID-19 pandemic, including the emergence of new variants of the virus such as omicron subvariants, and may take further actions to alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of patients, healthcare providers and our employees. There is significant uncertainty about the duration and potential impact of the COVID-19 pandemic. This means that our results could change at any time and the contemplated impact of the COVID-19 pandemic on our business results and outlook represents our estimate based on the information available as of the date of this Quarterly Report on Form 10-Q.

Strategy

Horizon is a leading high-growth, innovation-driven, profitable global biotechnology company. We are focused on the discovery, development and commercialization of medicines that address critical needs for people impacted by rare, autoimmune and severe inflammatory diseases. Our three strategic goals are to: (i) maximize the value of our on-market rare disease medicines through commercial execution and clinical investment; (ii) expand our research and development, or R&D, pipeline through significant internal investment and external business development; and (iii) build a global presence in targeted international markets. Our vision is to build healthier communities, urgently and responsibly, supported by our philosophy to make a meaningful difference for patients and communities in need. We believe this generates value for our multiple stakeholders, including our shareholders.

Our commercialization strategy for our on-market rare disease medicines, including our key growth drivers TEPEZZA, KRYSTEXXA and UPLIZNA, includes initiatives to increase awareness of the conditions each medicine is designed to treat, enhancing efforts to identify target patients and, for TEPEZZA and KRYSTEXXA, to promote earlier treatment; driving awareness of the benefits of the medicines, including, for TEPEZZA, in the treatment of chronic/low CAS TED, and for UPLIZNA, increasing awareness of what differentiates our medicines from other available therapies; optimizing timely access for patients to the medicines; and maximizing the value of the medicines through investment in clinical trials. Specifically, with respect to TEPEZZA, we are further expanding our commercial team and continuing to invest in our direct-to-consumer marketing activities, as well as refining our marketing and physician education strategies to address challenges we recently identified in driving adoption by ocular specialists and driving an urgency among ophthalmologists and endocrinologists to diagnose and refer TED patients.

Our R&D strategy is to expand our pipeline of preclinical and clinical development programs to drive sustainable growth, as well as maximizing the benefit and value of our existing medicines through development programs. We are (i) acquiring, licensing and developing medicines for indications that address unmet needs in rare, autoimmune and severe inflammatory diseases, particularly those in our therapeutic areas of focus; (ii) maximizing our pipeline candidates through internal R&D; (iii) expanding our early-stage pipeline through partnerships and collaborations; and (iv) continuing to build out our research capabilities to generate discovery-stage candidates internally. Our R&D pipeline includes more than 20 programs, and we have initiated enrollment in three clinical trials since the start of the year.

The aim of our global expansion strategy is to build a global presence in targeted international markets to support the (i) planned launch of UPLIZNA in certain European markets this year following the European Commission, or EC, issuing a legally binding decision based on the favorable recommendation of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, to grant a Centralised Marketing Authorization, or CMA, for UPLIZNA for the treatment of adult patients with neuromyelitis optica spectrum disorder, or NMOSD, in the European Union, or EU, in April 2022; (ii) potential approvals and commercial launches of UPLIZNA in other markets, including Brazil, in the coming years; and (iii) potential approvals and commercial launches of TEPEZZA in Japan, Brazil and other international markets over the next several years. We plan to use a combination of direct marketing and partnerships for our global expansion efforts and are establishing the infrastructure needed to support these activities.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2022 and 2021

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

	For the Three Months Ended June 30,		Change	Change
	2022	2021	$	%
	(in thousands)
Net sales	$876,411	$832,548	$43,863	5%
Cost of goods sold	230,216	200,995	29,221	15%
Gross profit	646,195	631,553	14,642	2%
Operating expenses:
Research and development	103,246	139,834	(36,588)	(26)%
Selling, general and administrative	398,221	355,204	43,017	12%
Impairment of goodwill	56,171	—	56,171	100%
Gain on sale of asset	—	(2,000)	2,000	100%
Total operating expenses	557,638	493,038	64,600	13%
Operating income	88,557	138,515	(49,958)	(36)%
Other expense, net:
Interest expense, net	(21,409)	(22,581)	1,172	5%
Foreign exchange gain (loss)	28	(39)	67	172%
Other expense, net	(2,389)	(262)	(2,127)	(812)%
Total other expense, net	(23,770)	(22,882)	(888)	(4)%
Income before expense (benefit) for income taxes	64,787	115,633	(50,846)	(44)%
Expense (benefit) for income taxes	3,813	(42,484)	46,297	109%
Net income	$60,974	$158,117	$(97,143)	(61)%

Net sales. Net sales increased $43.9 million, or 5%, to $876.4 million during the three months ended June 30, 2022, from $832.5 million during the three months ended June 30, 2021. The increase in net sales during the three months ended June 30, 2022 was primarily due to an increase in net sales in our orphan segment of $94.8 million, partially offset by a decrease in net sales in our inflammation segment of $50.9 million when compared to the three months ended June 30, 2021. Growth in our orphan segment was primarily due to an increase in KRYSTEXXA net sales of $37.5 million, an increase in TEPEZZA net sales of $26.6 million and an increase in UPLIZNA net sales of $24.1 million.

The following table reflects net sales by medicine for the three months ended June 30, 2022 and 2021 (in thousands, except percentages):

	For the Three Months Ended June 30,		Change	Change
	2022	2021	$	%
TEPEZZA	$479,814	$453,255	$26,559	6%
KRYSTEXXA	167,755	130,317	37,438	29%
RAVICTI	75,722	68,426	7,296	11%
PROCYSBI	47,706	49,775	(2,069)	(4)%
UPLIZNA	38,598	14,475	24,123	167%
ACTIMMUNE	29,989	27,777	2,212	8%
BUPHENYL	1,387	2,262	(875)	(39)%
QUINSAIR	335	222	113	51%
Orphan segment net sales	$841,306	$746,509	$94,797	13%

PENNSAID 2%	23,586	48,941	(25,355)	(52)%
RAYOS	11,150	13,406	(2,256)	(17)%
VIMOVO	299	1,582	(1,283)	(81)%
DUEXIS	70	22,110	(22,040)	(100)%
Inflammation segment net sales	$35,105	$86,039	$(50,934)	(59)%

Total net sales	$876,411	$832,548	$43,863	5%

Orphan Segment

TEPEZZA. Net sales increased $26.6 million, or 6%, to $479.8 million during the three months ended June 30, 2022, from $453.2 million during the three months ended June 30, 2021. Net sales increased by approximately $13.5 million due to volume growth and $13.1 million due to higher net pricing. Net sales growth for TEPEZZA was negatively impacted by the omicron variant of COVID-19 as described above. We have recently begun executing on several opportunities to accelerate growth, including significantly expanding the size of our TEPEZZA sales force to allow our representatives more time with core TEPEZZA prescribers while educating other key physicians about TED and TEPEZZA, and evolving our commercial focus to improve the effectiveness of the team. We also continue to invest significantly in direct-to-consumer advertising based on the returns we have seen to date. However, it will take some time for these strategies to contribute to TEPEZZA net sales growth.

KRYSTEXXA. Net sales increased $37.4 million, or 29%, to $167.8 million during the three months ended June 30, 2022, from $130.3 million during the three months ended June 30, 2021. Net sales increased by approximately $30.5 million due to volume growth and $6.9 million due to higher net pricing.

RAVICTI. Net sales increased $7.3 million, or 11%, to $75.7 million during the three months ended June 30, 2022, from $68.4 million during the three months ended June 30, 2021. Net sales increased by approximately $4.4 million due to volume growth and $2.9 million due to higher net pricing.

UPLIZNA. Net sales increased $24.1 million, or 167%, to $38.6 million during the three months ended June 30, 2022, from $14.5 million during the three months ended June 30, 2021. Net sales in the United States increased by $15.5 million, which was composed of an increase of $13.3 million due to higher sales volume and $2.2 million due to higher net pricing. The remaining $8.6 million increase in net sales relates to revenue from our international partners recognized during the three months ended June 30, 2022.

Inflammation Segment

Our interim goodwill impairment test in the second quarter of 2022 indicated an impairment of the inflammation reporting unit. As a result, we recognized an impairment charge of $56.2 million in June 2022 representing the full amount of goodwill for the inflammation reporting unit. Refer to Note 8, Goodwill and intangible assets, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

PENNSAID 2%. Net sales decreased $25.3 million, or 52%, to $23.6 million during the three months ended June 30, 2022, from $48.9 million during the three months ended June 30, 2021. Net sales decreased by approximately $20.0 million resulting from lower net pricing and by approximately $5.4 million due to lower sales volume.

In May 2022, Apotex Corp. and its affiliate, Apotex Inc., or collectively Apotex, initiated an at-risk launch of a generic version of PENNSAID 2% in the United States. We subsequently initiated patent infringement litigation against Apotex and Apotex agreed to a voluntary injunction against further sales of the generic product pending the outcome of a motion for summary judgment. The injunction prevents further sales by Apotex but does not prevent wholesalers from continuing to resell the initial generic product inventory Apotex sold to them prior to the injunction. The generic competition created pressure on our PENNSAID 2% sales, resulting in increased utilization of co-pay and other patient assistance programs for PENNSAID 2%, which negatively impacted net pricing. We expect our net sales for PENNSAID 2% to continue declining in future periods primarily due to generic competition and the planned wind down of our inflammation segment, as described below.

RAYOS. Net sales decreased $2.3 million, or 17%, to $11.1 million during the three months ended June 30, 2022, from $13.4 million during the three months ended June 30, 2021. Net sales decreased by approximately $3.4 million due to lower net pricing, partially offset by an increase of $1.1 million due to higher sales volume.

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

VIMOVO. Net sales decreased $1.3 million, or 81%, to $0.3 million during the three months ended June 30, 2022, from $1.6 million during the three months ended June 30, 2021. Net sales decreased by approximately $0.9 million due to lower sales volume as a result of generic competition and $0.4 million due to lower net pricing.

DUEXIS. Net sales decreased $22.0 million, or 100%, to $0.1 million during the three months ended June 30, 2022, from $22.1 million during the three months ended June 30, 2021. Net sales decreased by approximately $19.8 million resulting from lower sales volume, primarily due to the impact of generic competition, and by approximately $2.2 million due to lower net pricing.

Due to the impact of the at-risk launch of generic PENNSAID 2%, we are in the process of redeploying a portion of our inflammation commercial team to support our TEPEZZA expansion. We plan to wind down activities, including active promotion efforts and associated HorizonCares support, for our inflammation segment by the end of the year. As a result, we expect that sales volumes for PENNSAID 2% and RAYOS will decline significantly for the remainder of 2022.

The table below reconciles our gross to net sales for the three months ended June 30, 2022 and 2021 (in millions, except percentages):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$1,241.3	100.0%	$1,323.2	100.0%
Adjustments to gross sales:
Prompt pay discounts	(10.0)	(0.8)%	(13.5)	(1.0)%
Medicine returns	(7.8)	(0.6)%	(5.5)	(0.4)%
Co-pay and other patient assistance	(98.8)	(8.0)%	(201.3)	(15.2)%
Commercial rebates and wholesaler fees	(51.2)	(4.1)%	(80.1)	(6.1)%
Government rebates and chargebacks	(197.1)	(15.9)%	(190.3)	(14.4)%
Total adjustments	(364.9)	(29.4)%	(490.7)	(37.1)%
Net sales	$876.4	70.6%	$832.5	62.9%

During the three months ended June 30, 2022, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 8.0% from 15.2% during the three months ended June 30, 2021, primarily due to a decreased proportion of inflammation segment medicines sold. Due to the impacts described above with respect to the inflammation segment, we expect co-pay and other patient assistance costs to continue to decrease as a percentage of total gross sales.

Cost of Goods Sold. Cost of goods sold increased $29.2 million to $230.2 million during the three months ended June 30, 2022, from $201.0 million during the three months ended June 30, 2021. The increase in cost of goods sold during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, was primarily due to an increase in royalty and earnout expense and an increase in inventory step-up expense. Royalty and earnout expense increased by $15.6 million primarily due to royalties payable on net sales of TEPEZZA, which increased in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to higher net sales. Inventory step-up expense increased by $10.3 million related to UPLIZNA based on the acquired units of inventory sold during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. In addition, we recorded an $8.8 million inventory reserve due to the impact of generic competition on PENNSAID 2% sales. As a percentage of net sales, cost of goods sold (excluding intangible amortization expense of $90.4 million during the three months ended June 30, 2022 and $88.3 million during the three months ended June 30, 2021) was 16% during the three months ended June 30, 2022, compared to 14% during the three months ended June 30, 2021. The increase in cost of goods sold as a percentage of net sales was primarily due to a change in the mix of medicines sold and increases in inventory step-up expense related to UPLIZNA as noted above.

Research and Development Expenses. R&D expenses decreased $36.6 million to $103.2 million during the three months ended June 30, 2022, from $139.8 million during the three months ended June 30, 2021. The decrease was primarily attributable to recognition of a $40.0 million upfront payment in relation to the agreement with Arrowhead Pharmaceuticals, Inc., or Arrowhead, during the three months ended June 30, 2021. This was partially offset by a $11.3 million increase in clinical trial costs reflecting increased activity in our R&D pipeline during the three months ended June 30, 2022 compared to three months ended June 30, 2021.

We expect our R&D expenses to continue increasing significantly in future periods as a result of our on-going and planned clinical trials for our pipeline including new medicine candidates and development programs acquired in 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $43.0 million to $398.2 million during the three months ended June 30, 2022, from $355.2 million during the three months ended June 30, 2021. The increase was primarily attributable to costs associated with the commercialization of our medicines and global expansion initiatives, including an increase of $36.1 million in marketing program costs.

We expect our selling, general and administrative expenses to increase in future periods primarily due to continued support for our U.S. commercial and global expansion activities.

Impairment of goodwill. During the three months ended June 30, 2022, we recorded an impairment charge of $56.2 million in relation to our inflammation reporting unit. Refer to Note 8, Goodwill, of the Notes to the Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

Gain on sale of asset. During the three months ended June 30, 2021, gain on sale of asset represents a $2.0 million contingent consideration payment related to the sale of MIGERGOT in 2019. The contingent consideration was earned during the second quarter of 2021 and it was received in July 2021.

Expense (benefit) for Income Taxes. During the three months ended June 30, 2022, we recorded an expense for income taxes of $3.8 million compared to a benefit for income taxes of $42.5 million during the three months ended June 30, 2021. The expense for income taxes recorded during the three months ended June 30, 2022, resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions.

Information by Segment

Refer to Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income (loss) to our total income before expense (benefit) for income taxes for the three months ended June 30, 2022 and 2021.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the three months ended June 30, 2022 and 2021 (in thousands, except percentages).

	For the Three Months Ended June 30,
	2022	2021	Change	% Change
Net sales	$841,306	$746,509	$94,797	13%
Segment operating income	315,075	321,235	(6,160)	(2%)

Net Sales. The increase in orphan segment net sales during the three months ended June 30, 2022 is described in the Consolidated Results section above.

Segment operating income. Orphan segment operating income decreased $6.1 million to $315.1 million during the three months ended June 30, 2022, from $321.2 million during the three months ended June 30, 2021. The decrease was primarily attributable to an increase in selling, general and administrative expenses of $76.0 million, an increase in royalty expenses of $16.0 million and an increase in R&D expenses of $14.4 million, partially offset by an increase in net sales of $94.8 million as described above.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating (loss) income for the three months ended June 30, 2022 and 2021 (in thousands, except percentages).

	For the Three Months Ended June 30,
	2022	2021	Change	% Change
Net sales	$35,105	$86,039	$(50,934)	(59%)
Segment operating (loss) income	(6,552)	46,767	(53,319)	(114%)

Net Sales. The decrease in inflammation segment net sales during the three months ended June 30, 2022 is described in the Consolidated Results section above.

Segment operating (loss) income. Inflammation segment operating (loss) income decreased $53.3 million to a $6.5 million operating loss during the three months ended June 30, 2022, from $46.8 million in operating income during the three months ended June 30, 2021. The decrease was primarily attributable to a decrease in net sales of $50.9 million as described above.

Comparison of Six Months Ended June 30, 2022 and 2021

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

	For the Six Months Ended June 30,		Change	Change
	2022	2021	$	%
	(in thousands)
Net sales	$1,761,656	$1,174,954	$586,702	50%
Cost of goods sold	445,278	301,363	143,915	48%
Gross profit	1,316,378	873,591	442,787	51%
Operating expenses:
Research and development	206,378	197,527	8,851	4%
Selling, general and administrative	770,955	687,196	83,759	12%
Impairment of goodwill	56,171	—	56,171	100%
Impairment of long-lived asset	—	12,371	(12,371)	(100%)
Gain on sale of asset	—	(2,000)	2,000	100%
Total operating expenses	1,033,504	895,094	138,410	15%
Operating income (loss)	282,874	(21,503)	304,377	NM
Other expense, net:
Interest expense, net	(42,665)	(36,041)	(6,624)	(18)%
Foreign exchange gain (loss)	448	(887)	1,335	151%
Other (expense) income, net	(3,131)	2,962	(6,093)	(206)%
Total other expense, net	(45,348)	(33,966)	(11,382)	(34%)
Income (loss) before benefit for income taxes	237,526	(55,469)	292,995	528%
Benefit for income taxes	(27,709)	(90,235)	62,526	69%
Net income	$265,235	$34,766	$230,469	663%

Net sales. Net sales increased $586.7 million, or 50%, to $1,761.6 million during the six months ended June 30, 2022, from $1,174.9 million during the six months ended June 30, 2021. The increase in net sales during the six months ended June 30, 2022 was primarily due to an increase in net sales in our orphan segment of $671.6 million. Growth was primarily due to an increase in TEPEZZA net sales of $526.0 million, an increase in KRYSTEXXA net sales of $71.4 million and an increase in UPLIZNA net sales of $52.7 million, partially offset by a decrease in net sales in our inflammation segment of $84.9 million when compared to the six months ended June 30, 2021 which was primarily driven by a decrease in net sales of DUEXIS and PENNSAID 2% due to the impact of generic competition.

The following table reflects net sales by medicine for the six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	For the Six Months Ended June 30,		Change	Change
	2022	2021	$	%
TEPEZZA	$981,265	$455,320	$525,945	116%
KRYSTEXXA	308,459	237,074	71,385	30%
RAVICTI	153,979	141,243	12,736	9%
PROCYSBI	97,277	93,138	4,139	4%
UPLIZNA	69,075	16,348	52,727	323%
ACTIMMUNE	61,424	56,540	4,884	9%
BUPHENYL	3,548	3,922	(374)	(10)%
QUINSAIR	631	431	200	46%
Orphan segment net sales	$1,675,658	$1,004,016	$671,642	67%

PENNSAID 2%	58,954	94,758	(35,804)	(38)%
RAYOS	24,637	28,678	(4,041)	(14)%
VIMOVO	1,214	5,927	(4,713)	(80)%
DUEXIS	1,193	41,575	(40,382)	(97)%
Inflammation segment net sales	$85,998	$170,938	$(84,940)	(50)%

Total net sales	$1,761,656	$1,174,954	$586,702	50%

Orphan Segment

TEPEZZA. Net sales increased $526.0 million, or 116%, to $981.3 million during the six months ended June 30, 2022, from $455.3 million during the six months ended June 30, 2021. Net sales increased by approximately $506.9 million due to volume growth and $19.1 million due to higher net pricing. Net sales growth for TEPEZZA was negatively impacted by the omicron variant of COVID-19 and additional commercial challenges we recently identified, as described above. We are implementing strategies to further accelerate TEPEZZA net sales growth however, it will take some time for these strategies to contribute to TEPEZZA net sales growth.

KRYSTEXXA. Net sales increased $71.4 million, or 30%, to $308.4 million during the six months ended June 30, 2022 from $237.0 million during the six months ended June 30, 2021. Net sales increased by approximately $53.3 million due to volume growth and $18.1 million due to higher net pricing.

RAVICTI. Net sales increased $12.7 million, or 9%, to $153.9 million during the six months ended June 30, 2022, from $141.2 million during the six months ended June 30, 2021. Net sales increased by approximately $10.5 million due to volume growth and $2.2 million due to higher net pricing.

UPLIZNA. Net sales increased $52.7 million, or 323%, to $69.0 million during the six months ended June 30, 2022, from $16.3 million during the six months ended June 30, 2021. Net sales in the United States increased by $38.9 million, which was composed of an increase of $35.9 million due to higher sales volume and $3.0 million due to higher net pricing. The remaining $13.8 million increase in net sales relates to revenue and milestone payments from our international partners recognized during the six months ended June 30, 2022.

Inflammation Segment

Our interim goodwill impairment test in the second quarter of 2022 indicated an impairment of the inflammation reporting unit. As a result, we recognized an impairment charge of $56.2 million in June 2022 representing the full amount of goodwill for the inflammation reporting unit. Refer to Note 8, Goodwill and intangible assets, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

PENNSAID 2%. Net sales decreased $35.8 million, or 38%, to $58.9 million during the six months ended June 30, 2022, from $94.7 million during the six months ended June 30, 2021. Net sales decreased by approximately $27.8 million resulting from lower net pricing and by approximately $8.0 million due to lower sales volume.

In May 2022, Apotex initiated an at-risk launch of a generic version of PENNSAID 2% in the United States. We subsequently initiated patent infringement litigation against Apotex and Apotex agreed to a voluntary injunction against further sales of the generic product pending the outcome of a motion for summary judgment. The injunction prevents further sales by Apotex but does not prevent wholesalers from continuing to resell the initial generic product inventory Apotex sold to them prior to the injunction. The generic competition created pressure on our PENNSAID 2% sales, resulting in increased utilization of co-pay and other patient assistance programs for PENNSAID 2%, which negatively impacted net pricing. We expect our net sales for PENNSAID 2% to continue declining in future periods primarily due to generic competition and the planned wind down of our inflammation segment.

RAYOS. Net sales decreased $4.1 million, or 14%, to $24.6 million during the six months ended June 30, 2022, from $28.7 million during the six months ended June 30, 2021. Net sales decreased by approximately $4.9 million due to lower net pricing, partially offset by an increase of $0.8 million due to higher sales volume.

We have an exclusive license to U.S. patents and patent applications from Vectura Group plc covering RAYOS. Under our settlement agreement with Teva, Teva may enter the market on December 23, 2022, or earlier under certain circumstances. As a result, we expect our net sales for RAYOS to decline in future periods.

VIMOVO Net sales decreased $4.7 million, or 80%, to $1.2 million during the six months ended June 30, 2022, from $5.9 million during the six months ended June 30, 2021. Net sales decreased by approximately $3.7 million due to lower sales volume as a result of generic competition and $1.0 million due to lower net pricing.

DUEXIS. Net sales decreased $40.3 million, or 97%, to $1.2 million during the six months ended June 30, 2022, from $41.5 million during the six months ended June 30, 2021. Net sales decreased by approximately $36.5 million resulting from lower sales volume, primarily due to the impact of generic competition, and by approximately $3.8 million due to lower net pricing.

Due to the impact of the at-risk launch of generic PENNSAID 2%, we are in the process of redeploying a portion of our inflammation commercial team to support our TEPEZZA expansion. We plan to wind down activities, including active promotion efforts and associated HorizonCares support, for our inflammation segment by the end of the year. As a result, we expect that sales volumes for PENNSAID 2% and RAYOS will decline significantly for the remainder of 2022.

The table below reconciles our gross to net sales for the six months ended June 30, 2022 and 2021 (in millions, except percentages):

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$2,472.8	100.0%	$2,084.7	100.0%
Adjustments to gross sales:
Prompt pay discounts	(20.2)	(0.8)%	(25.5)	(1.2)%
Medicine returns	(12.2)	(0.5)%	(7.6)	(0.4)%
Co-pay and other patient assistance	(183.6)	(7.4)%	(400.4)	(19.2)%
Commercial rebates and wholesaler fees	(102.4)	(4.2)%	(143.2)	(6.9)%
Government rebates and chargebacks	(392.7)	(15.9)%	(333.0)	(16.0)%
Total adjustments	(711.1)	(28.8)%	(909.7)	(43.7)%
Net sales	$1,761.7	71.2%	$1,175.0	56.3%

During the six months ended June 30, 2022, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 7.4% from 19.2% during the six months ended June 30, 2021, primarily due to a decreased proportion of inflammation segment medicines sold. Due to the impacts described above with respect to the inflammation segment, we expect co-pay and other patient assistance costs to continue to decrease as a percentage of total gross sales.

Cost of Goods Sold. Cost of goods sold increased $144.0 million to $445.3 million during the six months ended June 30, 2022, from $301.3 million during the six months ended June 30, 2021. The increase in cost of goods sold was primarily due to an increase in royalty and earnout expense, an increase in inventory step-up expense and an increase in amortization expense. Royalty and earnout expense increased by $71.1 million primarily due to royalties payable on net sales of TEPEZZA, which increased during the first half of 2022 compared to the first half of 2021 due to higher net sales. Inventory step-up expense increased by $36.6 million related to UPLIZNA based on the acquired units of inventory sold during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Amortization expense increased $24.7 million primarily due to the acquisition of the UPLIZNA developed technology intangible asset in March 2021. In addition, we recorded an $8.8 million PENNSAID 2% inventory reserve due to the impact of generic competition on PENNSAID 2% sales. As a percentage of net sales, cost of goods sold (excluding amortization expense of $179.2 million during the first half of 2022 and $154.5 million during first half of 2021) was 15% during the six months ended June 30, 2022, compared to 12% during the six months ended June 30, 2021. The increase in cost of goods sold as a percentage of net sales was primarily due to a change in the mix of medicines sold and increases in inventory step-up expense related to UPLIZNA as noted above.

Research and Development Expenses. R&D expenses increased $8.9 million to $206.4 million during the six months ended June 30, 2022, from $197.5 million during the six months ended June 30, 2021. The increase was primarily attributable to a $27.7 million increase in clinical trial costs reflecting increased activity in our R&D pipeline as well as the addition of our new medicine candidates and development programs following the acquisition of Viela in March 2021, and an increase of $13.0 million in consultant costs and $8.3 million in employee-related costs. This is partially offset by $40.0 million of upfront payments recognized during the six months ended June 30, 2021, in relation to the agreement with Arrowhead.

We expect our R&D expenses to continue increasing significantly in future periods as a result of our on-going and planned clinical trials for our pipeline including new medicine candidates and development programs acquired in 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $83.8 million to $771.0 million during the six months ended June 30, 2022, from $687.2 million during the six months ended June 30, 2021. The increase was primarily attributable to costs associated with the commercialization of our medicines and global expansion initiatives. These include an increase of $87.3 million in marketing program costs and an increase of $10.1 million in employee-related costs, partially offset by a decrease of $28.6 million in transaction costs which were incurred during the six months ended June 30, 2021 relating to the Viela acquisition.

We expect our selling, general and administrative expenses to increase in future periods primarily due to continued support for our U.S. commercial and global expansion activities.

Impairment of goodwill. During the six months ended June 30, 2022, we recorded an impairment charge of $56.2 million in relation to our inflammation reporting unit. Refer to Note 8, Goodwill, of the Notes to the Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

Impairment of long-lived assets. During the six months ended June 30, 2021, we recorded an impairment charge of $12.4 million as a result of vacating the Lake Forest office. Refer to Note 15, Lease Obligations, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

Gain on sale of asset. During the six months ended June 30, 2021, gain on sale of asset represents a $2.0 million contingent consideration payment related to the sale of MIGERGOT in 2019. The contingent consideration was earned during the second quarter of 2021 and it was received in July 2021.

Interest Expense, Net. Interest expense, net, increased $6.6 million to $42.6 million during the six months ended June 30, 2022, from $36.0 million during the six months ended June 30, 2021. The increase was primarily due to an increase in interest expense of $9.4 million, primarily related to an additional $1.6 billion aggregate principal amount of term loans borrowed pursuant to an amendment to our Credit Agreement, the proceeds of which, in addition to a portion of our existing cash on hand, was used to pay the consideration for the Viela acquisition and increases in interest rates on the portion of our variable interest debt, partially offset by an increase in interest income of $3.0 million. Refer to Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

Benefit for Income Taxes. During the six months ended June 30, 2022, we recorded a benefit for income taxes of $27.7 million compared to a benefit for income taxes of $90.2 million during the six months ended June 30, 2021. The benefit for income taxes recorded during the six months ended June 30, 2022, resulted primarily from tax benefits recognized on share-based compensation, partially offset by the mix of pre-tax income and losses incurred in various tax jurisdictions.

Information by Segment

Refer to Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income to our total income (loss) before expense (benefit) for income taxes for the six months ended June 30, 2022 and 2021.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the six months ended June 30, 2022 and 2021 (in thousands, except percentages).

	For the Six Months Ended June 30,
	2022	2021	Change	% Change
Net sales	$1,675,658	$1,004,016	$671,642	67%
Segment operating income	666,589	322,289	344,300	107%

Net Sales. The increase in orphan segment net sales during the six months ended June 30, 2022 is described in the Consolidated Results section above.

Segment operating income. Orphan segment operating income increased $344.3 million to $666.6 million during the six months ended June 30, 2022, from $322.3 million during the six months ended June 30, 2021. The increase was primarily attributable to an increase in net sales of $671.6 million as described above, partially offset by an increase in selling, general and administrative expenses of $188.8 million, an increase of $72.2 million in royalty expense primarily related to an increase in royalties payable on net sales of TEPEZZA and an increase in R&D expenses of $57.3 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating income for the six months ended June 30, 2022 and 2021 (in thousands, except percentages).

	For the Six Months Ended June 30,
	2022	2021	Change	% Change
Net sales	$85,998	$170,938	$(84,940)	(50%)
Segment operating income	8,797	89,447	(80,650)	(90%)

Net Sales. The decrease in inflammation segment net sales during the six months ended June 30, 2022 is described in the Consolidated Results section above.

Segment operating income. Inflammation segment operating income decreased $80.6 million to $8.8 million during the six months ended June 30, 2022, from $89.4 million during the six months ended June 30, 2021. The decrease was primarily attributable to a decrease in net sales of $84.9 million as described above, partially offset by a decrease in selling, general and administrative expenses of $7.9 million.

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

Beginning in the fourth quarter of 2021, following consultation with the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission, we no longer exclude upfront and milestone payments related to license and collaboration agreements from our non-GAAP financial measures and its line-item components. For purposes of comparability, non-GAAP financial measures for the three and six months ended June 30, 2021 have been updated to reflect this change. The upfront and milestone payments related to license and collaboration agreements continue to be excluded from our segment operating income (loss) and from certain measures contained in our credit agreement that are relevant to, among other things, the calculation of the interest rate.

Reconciliations of reported GAAP net income to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
GAAP net income	$60,974	$158,117	$265,235	$34,766
Depreciation (1)	6,091	3,393	11,943	7,844
Amortization and step-up:
Intangible amortization expense (2)	91,335	88,523	180,595	154,892
Inventory step-up expense (3)	17,362	7,091	44,563	8,002
Interest expense, net (including amortization of debt discount and deferred financing costs)	21,409	22,581	42,665	36,041
Expense (benefit) for income taxes	3,813	(42,484)	(27,709)	(90,235)
EBITDA	200,984	237,221	517,292	151,310
Other non-GAAP adjustments:
Impairment of goodwill (4)	56,171	—	56,171	—
Share-based compensation (5)	45,149	54,424	92,449	115,590
Manufacturing plant start-up costs (6)	1,582	—	2,389	—
Restructuring and realignment costs (7)	1,253	930	1,790	7,023
Acquisition/divestiture-related costs (8)	1,023	29,830	2,612	78,938
Loss on equity security investments (9)	438	—	5,084	—
Impairment of long-lived asset (10)	—	—	—	12,371
Gain on sale of asset (11)	—	(2,000)	—	(2,000)
Total of other non-GAAP adjustments	105,616	83,184	160,495	211,922
Adjusted EBITDA	$306,600	$320,405	$677,787	$363,232

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
GAAP net income	$60,974	$158,117	$265,235	$34,766
Non-GAAP adjustments:
Depreciation (1)	6,091	3,393	11,943	7,844
Amortization and step-up:
Intangible amortization expense (2)	91,335	88,523	180,595	154,892
Amortization of debt discount and deferred financing costs (12)	2,327	1,467	3,904	2,240
Inventory step-up expense (3)	17,362	7,091	44,563	8,002
Impairment of goodwill (4)	56,171	—	56,171	—
Share-based compensation (5)	45,149	54,424	92,449	115,590
Manufacturing plant start-up costs (6)	1,582	—	2,389	—
Restructuring and realignment costs (7)	1,253	930	1,790	7,023
Acquisition/divestiture-related costs (8)	1,023	29,830	2,612	78,938
Loss on equity security investments (9)	438	—	5,084	—
Impairment of long-lived asset (10)	—	—	—	12,371
Gain on sale of asset (11)	—	(2,000)	—	(2,000)
Total of pre-tax non-GAAP adjustments (15)	222,731	183,658	401,500	384,900
Income tax effect of pre-tax non-GAAP adjustments (13)	(29,919)	(31,934)	(97,131)	(105,063)
Other non-GAAP income tax adjustments (14)	—	30,881	—	30,881
Total non-GAAP adjustments	192,812	182,605	304,369	310,718
Non-GAAP net income (15)	$253,786	$340,722	$569,604	$345,484

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	230,020,004	225,119,684	229,559,715	224,523,538

Non-GAAP Earnings Per Share – Basic
GAAP earnings per share – Basic	$0.27	$0.70	$1.16	$0.15
Non-GAAP adjustments (15)	0.83	0.81	1.32	1.39
Non-GAAP earnings per share – Basic (15)	$1.10	$1.51	$2.48	$1.54

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	230,020,004	225,119,684	229,559,715	224,523,538
Ordinary share equivalents	6,146,380	10,072,176	6,517,432	10,196,292
Weighted average ordinary shares – Diluted	236,166,384	235,191,860	236,077,147	234,719,830

Non-GAAP Earnings Per Share – Diluted
GAAP earnings per share – Diluted	$0.26	$0.67	$1.12	$0.15
Non-GAAP adjustments (15)	0.81	0.78	1.29	1.32
Non-GAAP earnings per share – Diluted (15)	$1.07	$1.45	$2.41	$1.47

(1)	Represents depreciation expense related to our property, plant, equipment, software and leasehold improvements.

(2)	Intangible amortization expenses are primarily associated with our developed technology related to TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, UPLIZNA, ACTIMMUNE, BUPHENYL and RAYOS.

(3)

During the three and six months ended June 30, 2022, we recognized in cost of goods sold $17.4 million and $44.6 million, respectively, for inventory step-up expense related to UPLIZNA inventory revalued in connection with the Viela acquisition. We recorded $7.1 million and $8.0 million, respectively, of UPLIZNA inventory step-up expense in cost of goods sold during the three and six months ended June 30, 2021. Refer to Note 5, Inventories, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

(4)

Our interim goodwill impairment test in the second quarter of 2022 indicated an impairment which represented the difference between the estimated fair value of the inflammation reporting unit and its carrying value. As a result, we recognized an impairment charge of $56.2 million in June 2022 representing the full amount of goodwill for the inflammation reporting unit. Refer to Note 8, Goodwill and intangible assets, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

(5)

Represents share-based compensation expense associated with our stock option, restricted stock unit and performance stock unit grants to our employees and non-employee directors, and our employee share purchase plan.

(6)

During the three and six months ended June 30, 2022, we recorded $1.6 million and $2.4 million, respectively, of manufacturing plant start-up costs related to our biologic drug product manufacturing facility in Waterford.

(7)	Represents rent and maintenance charges as a result of vacating the leased Lake Forest office in the first quarter of 2021.

(8)

Primarily represents transaction and integration costs, including, advisory, legal, consulting and certain employee-related costs, incurred in connection with our acquisitions and divestitures. Costs recovered from subleases of acquired facilities and reimbursed expenses incurred under transition arrangements for divestitures are also reflected in this line item.

(9)

We held investments in equity securities with readily determinable fair values of $8.1 million as of June 30, 2022, which are included in other long-term assets in the condensed consolidated balance sheet. For the three and six months ended June 30, 2022, we recognized a net unrealized loss of $0.4 million and $5.1 million, respectively, due to the change in fair value of these securities.

(10)	During the six months ended June 30, 2021, we recorded a right-of-use asset impairment charge of $12.4 million as a result of vacating the leased Lake Forest office.

(11)

During the six months ended June 30, 2021, gain on sale of asset represents a $2.0 million contingent consideration payment related to the sale of MIGERGOT in 2019. The contingent consideration was triggered during the second quarter of 2021 and it was received in July 2021.

(12)	Represents amortization of debt discount and deferred financing costs associated with our debt.

(13)

Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the statutory income tax rate of the applicable jurisdictions for each non-GAAP adjustment.

(14)

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

(15)

As discussed above, following consultation with the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission, we no longer exclude upfront and milestone payments related to license and collaboration agreements from our non-GAAP financial measures and its line-item components. Adjusted EBITDA and non-GAAP net income for the three and six months ended June 30, 2021, includes $46.5 million and $49.5 million, respectively, of upfront and milestone payments related to license and collaboration agreements. These amounts continue to be excluded from our segment operating income (loss) and from certain measures contained in our credit agreement that are relevant to, among other things, the calculation of the interest rate.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2022, we had retained earnings of $583.8 million. We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines and global expansion initiatives, but we believe these cost increases will be more than offset by higher net sales and gross profits in future periods. Additionally, we expect that our R&D costs will continue to increase as we acquire or develop more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes. In particular, we expect to incur substantial costs in connection with advancing our pipeline of medicine candidates and development programs in on-going and planned clinical trials.

We are in the process of expanding our production capacity to meet anticipated future demand for TEPEZZA, primarily for 2023 and beyond. As of June 30, 2022, we had total purchase commitments, including the minimum annual order quantities and binding firm orders, with AGC Biologics A/S (formerly known as CMC Biologics A/S) for TEPEZZA drug substance of €94.9 million ($99.3 million converted at a Euro-to-Dollar exchange rate as of June 30, 2022 of 1.0462), to be delivered through June 2024.

We also expect to incur additional costs and to enter into additional purchase commitments in connection with our efforts to expand TEPEZZA production capacity in order to meet anticipated increases in demand.

Under our license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or together referred to as Roche, our remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($45.0 million when converted using a CHF-to-Dollar exchange rate at June 30, 2022 of 1.0467).

In July 2021, we completed the purchase of a biologic drug product manufacturing facility from EirGen for $67.9 million. Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details. We expect to incur approximately $40.0 million in capital expenditures during the second half of 2022 in order to complete the drug product facility.

We are committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P. As of June 30, 2022, the total carrying amount of our investments in these funds was $22.4 million, which is included in other long-term assets in the condensed consolidated balance sheet, and our total future commitments to these funds are $38.2 million.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years. As of June 30, 2022, we had $1.9 billion in cash and cash equivalents and total debt with a book value of $2.6 billion and face value of $2.6 billion. We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next 12 months from the issuance of the financial statements in this Quarterly Report on Form 10-Q. We do not have any financial covenants or non-financial covenants that we expect to be affected by the economic disruptions and negative effects of the COVID-19 pandemic.

We have a significant amount of debt outstanding on a consolidated basis. For a description of our debt agreements, refer to Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q. This substantial level of debt could have important consequences to our business, including, but not limited to: making it more difficult for us to satisfy our obligations; requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund acquisitions, capital expenditures, R&D and future business opportunities; limiting our ability to obtain additional financing, including borrowing additional funds; increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions, including rising interest rates; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and placing us at a disadvantage as compared to our competitors, to the extent that they are not as highly leveraged. We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness.

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

On April 25, 2022, we entered into two interest rate swap agreements with notional amounts totaling $800.0 million, effective June 24, 2022, to hedge or otherwise protect against interest rate fluctuations on a portion of our variable rate debt. The agreements effectively fix LIBOR at approximately 2.8% through December 24, 2026. These agreements were designated as cash flow hedges of the variability of future cash flows subject to the variable monthly interest rates on $800.0 million of our 2028 Term Loans and the 2026 Term Loans. Refer to Note 14, Derivative Instruments and Hedging Activities, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

During the six months ended June 30, 2022, we issued an aggregate of 2,955,857 of our ordinary shares in connection with stock option exercises, the vesting of restricted stock units and performance stock units, and employee share purchase plan purchases. We received a total of $35.9 million in net proceeds in connection with such issuances. During the six months ended June 30, 2022, we made payments of $120.5 million for employee withholding taxes relating to vesting of share-based awards.

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 16, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Cash, cash equivalents and restricted cash	$1,897,300	$816,158
Cash provided by (used in):
Operating activities	464,987	85,674
Investing activities	(52,905)	(2,815,163)
Financing activities	(92,621)	1,468,666

Operating Cash Flows

During the six months ended June 30, 2022, net cash provided by operating activities of $465.0 million was primarily attributable to cash collections from gross sales, partially offset by payments made related to patient assistance costs for our inflammation segment medicines and government rebates for our orphan segment medicines, payments related to selling, general and administrative expenses and payments related to R&D expenses.

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

Investing Cash Flows

During the six months ended June 30, 2022, net cash used in investing activities of $52.9 million was primarily attributable to an upfront payment of $25.0 million paid to Alpine Immune Sciences, Inc., or Alpine, in the first quarter of 2022 relating to an exclusive license agreement entered into in December 2021 and payments related to purchases of property, plant and equipment of $24.4 million. Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details on the Alpine license agreement.

During the six months ended June 30, 2021, net cash used in investing activities of $2,815.2 million was primarily attributable to payments for acquisitions, net of $2,775.3 million which was primarily attributable to $2.6 billion paid in relation to the Viela acquisition, net of acquired cash. In addition, we made a milestone payment of CHF50.0 million ($56.1 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.1228) under our license agreement with Roche, during the first quarter of 2021 and a milestone payment of $67.0 million to the former River Vision stockholders in April 2021.

Financing Cash Flows

During the six months ended June 30, 2022, net cash used in financing activities of $92.6 million was primarily attributable to $120.5 million in payments of employee withholding taxes relating to share-based awards, partially offset by $35.9 million in proceeds from the issuance of ordinary shares in connection with stock option exercises and employee share purchase plan purchases.

During the six months ended June 30, 2021, net cash provided by financing activities of $1,468.7 million was primarily attributable to an additional $1.6 billion aggregate principal amount of term loans borrowed pursuant to an amendment to our Credit Agreement, the proceeds of which, in addition to a portion of our existing cash on hand, was used to pay the consideration for the Viela acquisition, partially offset by the payment of $141.6 million of employee withholding taxes relating to share-based awards.

Financial Condition as of June 30, 2022 Compared to December 31, 2021

Prepaid expenses and other current assets. Prepaid expenses and other current assets increased $71.7 million, from $357.1 million as of December 31, 2021 to $428.8 million as of June 30, 2022. The increase was primarily due to an increase of $55.4 million in deferred charges for taxes on intercompany profits and an increase of $28.3 million in upfront payments for inventory, partially offset by a decrease in prepaid income taxes and an income tax receivable of $13.1 million.

Developed technology and other intangible assets, net. Developed technology and other intangible assets, net, decreased $109.5 million, from $2,960.1 million as of December 31, 2021 to $2,850.6 million as of June 30, 2022, primarily related to a decrease of $180.6 million related to amortization of developed technology during the six months ended June 30, 2022. This was partially offset by $70.0 million of in-process research and development, or IPR&D, reclassified to developed technology in the second quarter of 2022 due to the EC issuing a legally binding decision to grant a CMA for UPLIZNA for the treatment of adult patients with NMOSD in the EU in April 2022. Refer to Note 8, Goodwill and intangible assets, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

In-process research and development. IPR&D decreased $70.0 million, from $880.0 million as of December 31, 2021 to $810.0 million as of June 30, 2022, primarily related to the reclassification of $70.0 million of IPR&D relating to UPLIZNA to developed technology in the second quarter of 2022. Refer to Note 8, Goodwill and intangible assets, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

Goodwill. Goodwill decreased $56.2 million, from $1,066.7 million as of December 31, 2021 to $1,010.5 million as of June 30, 2022. Our interim goodwill impairment test in the second quarter of 2022 indicated an impairment which represented the difference between the estimated fair value of the inflammation reporting unit and its carrying value. As a result, we recognized an impairment charge of $56.2 million in June 2022 representing the full amount of goodwill for the inflammation reporting unit. Refer to Note 8, Goodwill and intangible assets, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

Accrued expenses and other current liabilities. Accrued expenses and other current liabilities decreased $104.0 million, from $523.0 million as of December 31, 2021 to $419.0 million as of June 30, 2022. This was primarily due to a decrease in accrued payroll-related expenses of $65.9 million, a decrease in accrued upfront and milestone payments of $35.1 million, and a decrease in accrued royalties of $21.4 million, partially offset by an increase in accrued advertising and marketing expenses of $14.6 million.

Contractual Obligations

As of June 30, 2022, there were no material changes to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

During the six months ended June 30, 2022, there have been no significant changes in our application of our critical accounting policies. A summary of our critical accounting policies is included in Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under our Credit Agreement and our investment in money market accounts which bear a variable interest rate. Our approximately $418.0 million aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in December 2019, or the 2026 Term Loans, and loans under our incremental revolving credit facility, or Revolving Credit Facility, bear interest, at our option, at a rate equal to the London Inter-Bank Offered Rate, or LIBOR, plus 2.25% per annum (subject to a 0.00% LIBOR floor), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00. The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%. Our 2026 Term Loans are borrowed in LIBOR. The one-month LIBOR rate as of July 27, 2022, which was the most recent date the interest rate on the 2026 Term Loans was fixed, was 2.31%, and as a result, the interest rate on our 2026 Term Loans is currently 4.31% per annum. Our $1.6 billion aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in March 2021, or the 2028 Term Loans, bear interest, at our option, at a rate equal to LIBOR, plus 2.00% per annum (subject to a 0.50% LIBOR floor), or the adjusted base rate plus 1.00% per annum with a step-down to LIBOR plus 1.75% per annum or the adjusted base rate plus 0.75% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00. Our 2028 Term Loans are based on LIBOR. The one-month LIBOR rate as of July 27, 2022, which was the most recent date the interest rate on the 2028 Term Loans was fixed, was 2.31%, and as a result, the interest rate on our 2028 Term Loans is currently 4.06% per annum. As of June 30, 2022, the Revolving Credit Facility was undrawn. Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, intended to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR. However, the cessation date has been deferred to June 30, 2023, for the most commonly used tenors in U.S. dollar LIBOR (i.e., overnight and one, three and six months). We do not expect the planned discontinuation of LIBOR to have a material impact on interest payments incurred under our Credit Agreement.

As of June 30, 2022, an increase in the LIBOR of 100 basis points above the current LIBOR rate, which includes the effect of the two interest rate swaps entered into in the second quarter of 2022, would increase our interest expense related to the Credit Agreement by $12.0 million per year.

The goals of our investment policy are to preserve capital, fulfill liquidity needs and maintain fiduciary control of cash. To achieve our goal of maximizing income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds, time deposits, Canadian government commercial paper and U.S. federal government securities. Because of the short-term maturities of our cash equivalents, we do not believe that a decrease in interest rates would have any material negative impact on the fair value of our cash equivalents.

Foreign Currency Risk. Our purchase costs of TEPEZZA drug substance, TEPEZZA drug product with our recently approved second drug product manufacturer, Patheon Pharmaceuticals Inc. (the contract development and manufacturing services organization of Thermo Fisher Scientific), and ACTIMMUNE inventory are principally denominated in Euros and are subject to foreign currency risk. In addition, we are obligated to pay certain milestones and a royalty on sales of TEPEZZA to Roche in Swiss Francs, which obligations are subject to foreign currency risk. We also incur certain operating expenses and earn certain revenues in currencies other than the U.S. dollar in relation to our Irish operations and foreign subsidiaries. Therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro and the Swiss Franc. In addition, we enter into forward currency contracts to hedge our foreign currency risk exposure.

Inflation Risk. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale biopharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. As of June 30, 2022 and December 31, 2021, our top four customers accounted for approximately 93% and 94% of our total outstanding accounts receivable balances, respectively. Given the size and creditworthiness of the customers, we have not experienced and do not expect to experience material credit related losses with such customers.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2022, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 17, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

•

The COVID-19 global pandemic, or other actual or threatened public health epidemics or outbreaks, may continue to adversely impact our business, including the commercialization of our medicines, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.

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

Risks Related to Our Business and Industry

The COVID-19 global pandemic, or other actual or threatened public health epidemics or outbreaks, may continue to adversely impact our business, including the commercialization of our medicines, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.*

The commercialization of our medicines has been and may continue to be adversely impacted by COVID-19 and actions taken to slow its spread. For example, patients have postponed visits to healthcare provider facilities, certain healthcare providers have temporarily closed their offices or are restricting patient visits, healthcare provider employees may become generally unavailable and there could be disruptions in the operations of payers, distributors, logistics providers and other third parties that are necessary for our medicines to be prescribed, reimbursed and administered to patients. In addition, due to reduced willingness of patients to visit physician offices and infusion centers, sales of TEPEZZA, KRYSTEXXA and UPLIZNA have been negatively impacted, and this impact may continue in future quarters while COVID-19 continues to impact healthcare activities and patient visits. In the first half of 2022, demand for TEPEZZA, KRYSTEXXA and UPLIZNA were negatively impacted by the omicron variant of COVID-19. The omicron variant resulted in significant employee absences in our commercial organization due to illness and also impacted operations at sites of care that infuse TEPEZZA, KRYSTEXXA and UPLIZNA and patient access to and willingness to visit healthcare providers. These events resulted in lower new patient enrollment forms for TEPEZZA, KRYSTEXXA and UPLIZNA, delays in new patients starting infusions and disruptions in therapy. COVID-19-related restrictions have also limited our sales force activities, including access to healthcare provider offices, which has negatively impacted the effectiveness of our sales and marketing efforts. While the impact from the omicron variant has largely subsided, new COVID-19 variants, including new omicron subvariants, continue to emerge and we cannot predict how long the COVID-19 pandemic will continue to negatively impact sales of our medicines or if or when other similar disease outbreaks will emerge that cause similar disruptions.

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

Our clinical trials have also been affected by COVID-19 as described in the Impact of COVID-19 section in Item 2 of Part 1 of this Quarterly Report on Form 10-Q. In addition, clinical site initiation and patient enrollment may be delayed due to staffing shortages or prioritization of hospital and healthcare resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against or as a result of contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if healthcare services are interrupted due to COVID-19. Some clinical sites in the United States and other countries have slowed or paused enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

The spread of COVID-19 and actions taken to reduce its spread may also materially affect us economically. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as actual or anticipated changes in interest rates and economic inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in interest rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly or more dilutive. While the potential economic impact caused by, and the duration of, COVID-19 may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position or our business development activities.

COVID-19 continues to evolve. The extent to which COVID-19 may impact the commercialization of our medicines, our supply chain, our clinical trials, our access to capital and our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the transmissibility and severity of illness caused by new variants, the efforts by governments and businesses to contain the spread of COVID-19, business closures or business disruptions and the impact on the economy and capital markets.

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
•

the extent and duration of the COVID-19 pandemic, or other public health epidemics or outbreaks, including the extent to which physicians and patients delay visits or writing or filling prescriptions for our medicines and the extent to which operations of healthcare facilities, including infusion centers, are reduced;

•	the performance of third-party distribution partners, over which we have limited control; and
•	medicine labeling or medicine insert requirements of the FDA, or other regulatory authorities.

With respect to TEPEZZA, sales will depend on market acceptance and adoption by physicians, healthcare payers and patients, as well as the ability and willingness of physicians who do not have in-house infusion capability to refer patients to infusion sites of care and of certain physicians to refer patients to ocular specialists familiar with thyroid eye disease, or TED, and the use of TEPEZZA. In addition, results from our Phase 4 clinical trial evaluating the use of TEPEZZA in chronic/low clinical activity score, or CAS, TED patients will also be important for TEPEZZA’s adoption by certain physicians and payers, and we cannot assure you that the results from this clinical trial will be supportive or will otherwise drive adoption. With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales, marketing and clinical strategies, which are intended to expand the patient population and usage of KRYSTEXXA. This includes our marketing efforts in nephrology, the recent approval of our supplemental biologics license application, or sBLA, in July 2022, related to the use of KRYSTEXXA with methotrexate and our studies designed to further evaluate uses and ways of enhancing the patient experience of KRYSTEXXA. With respect to RAVICTI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI and to educate patients and physicians on the benefits of continuing RAVICTI therapy once initiated. With respect to PROCYSBI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation immediate-release cysteamine therapy to PROCYSBI, to identify additional patients with nephropathic cystinosis and to educate patients and physicians on the benefits of continuing therapy once initiated. With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, which are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to identify additional patients with such conditions and educate patients and physicians on the benefits of continuing treatment once initiated. With respect to UPLIZNA, sales will depend on market acceptance and adoption by physicians and healthcare payers, as well as the ability and willingness of physicians who do not have in-house infusion capability to refer patients to infusion sites of care. With respect to each of PENNSAID 2% w/w, or PENNSAID 2%, and RAYOS, we expect that current or future direct generic competition, as well as our decision to wind down our activities, including promotion and patient assistance, for our inflammation reporting unit, will result in a significant reduction in net sales for the remainder of 2022. If our current medicines or any other medicine that we may seek approval for, or acquire, fail to attain market acceptance, we may not be able to generate significant revenue to sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

Our future prospects are highly dependent on our ability to successfully develop and execute commercialization strategies for each of our medicines. Failure to do so would adversely impact our financial condition and prospects.*

A substantial majority of our resources are focused on the commercialization of our current medicines. Our ability to generate significant medicine revenues and to achieve commercial success in the near-term will initially depend almost entirely on our ability to successfully commercialize these medicines in the United States. With respect to our orphan segment, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for more effective use through clinical trials, as well as opportunities for commercialization outside of the United States. Our comprehensive commercial strategy for TEPEZZA aims to enable more TED patients to benefit from TEPEZZA. We are doing this by: (i) facilitating continued TEPEZZA uptake in the treatment of TED through continued promotion of TEPEZZA to treating physicians; (ii) continuing to develop the TED market by increasing physician awareness of the disease severity and the urgency to diagnose and treat it, as well as the benefits of treatment with TEPEZZA, including through the expansion of our TEPEZZA commercial team and targeting ophthalmologists and endocrinologists; (iii) driving accelerated disease identification and time to treatment through our digital and broadcast marketing campaigns; (iv) enhancing the patient journey with our high-touch, patient-centric model as well as support for the patient and site-of-care referral processes; (v) pursuing more timely access to TEPEZZA for TED patients; and (vi) conducting our Phase 4 clinical trial to inform the use TEPEZZA in chronic/low CAS TED. Our strategy with respect to KRYSTEXXA includes existing rheumatology account growth, new rheumatology account growth and accelerating nephrology growth, promoting the use of KRYSTEXXA with methotrexate following the approval of our sBLA, in July 2022, as well as development efforts to further evaluate uses and ways of enhancing the patient experience of KRYSTEXXA.

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

We are focusing a significant portion of our commercial activities and resources on TEPEZZA, and we believe our ability to grow our long-term revenues, and a significant portion of the value of our company, relates to our ability to successfully commercialize TEPEZZA in the United States. As a medicine launched for a disease that had no previously-approved treatments, successful commercialization of TEPEZZA is subject to many risks. There are numerous examples of failures to meet high expectations of market potential, including by biopharmaceutical companies with more experience and resources than us. We will need to continue training and developing our U.S. commercial team in order to continue successfully commercializing TEPEZZA. There are many factors that could cause commercialization of TEPEZZA to be unsuccessful, including a number of factors that are outside our control. Because no medicine has previously been approved by the FDA for the treatment of TED, it is especially difficult to estimate TEPEZZA’s market potential or the time it will take to increase patient and physician awareness of TED and change current treatment paradigms. In addition, some physicians that are potential prescribers of TEPEZZA do not have the necessary infusion capabilities to administer the medicine or may not have significant experience managing patients on medications like TEPEZZA and may not otherwise be able or willing to refer their patients to third-party infusion centers or other healthcare providers, which may discourage them from treating their patients with TEPEZZA. Recently, we identified certain challenges that we believe contributed to slower-than-expected growth of TEPEZZA in the first half of 2022 and that will continue to negatively impact TEPEZZA growth for the remainder of the year. We have recently begun executing on several opportunities to accelerate growth, including significantly expanding the size of our TEPEZZA sales force, evolving our commercial focus and continuing to invest significantly in direct-to-consumer advertising. However, it will take some time for these strategies to contribute to TEPEZZA net sales growth and we cannot otherwise be certain that our strategies will be successful in overcoming these challenges or that new challenges to TEPEZZA adoption will not arise. In addition, if the patient population suffering from TED or that is appropriate for treatment with TEPEZZA is smaller than we estimate, if it proves difficult to identify TED patients or educate physicians as to the availability and potential benefits of TEPEZZA, or if physicians are unwilling to prescribe or patients are unwilling to take TEPEZZA, the commercial potential of TEPEZZA will be limited. Our ability to continue TEPEZZA supply could be impacted by additional government-mandated COVID-19 vaccine production orders and other risks associated with our reliance on our third-party manufacturers discussed below. We also have limited information regarding how physicians, patients and payers will respond to the pricing of TEPEZZA. Physicians may not prescribe TEPEZZA and patients may be unwilling to use TEPEZZA if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Thus, significant uncertainty remains regarding the commercial potential of TEPEZZA. If the continued commercialization of TEPEZZA becomes unsuccessful or perceived as disappointing, the price of our ordinary shares could decline significantly and long-term success of the medicine and our company could be harmed.

If any of our commercial strategies are unsuccessful or we fail to successfully modify our strategies over time due to changing market conditions, our ability to increase market share for our medicines, grow revenues and to sustain profitability will be harmed.

We are dependent on wholesale distributors for distribution of our medicines in the United States and, accordingly, our results of operations could be adversely affected if they encounter financial difficulties.*

During the six months ended June 30, 2022, four wholesale distributors accounted for substantially all of our sales in the United States. If one of our significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with us, and we may be unable to collect all the amounts that the distributor owes on a timely basis or at all, which could negatively impact our business and results of operations.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biotech company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights. We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights. In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. As of June 30, 2022, we had approximately 450 sales representatives and sales management in the field, consisting of approximately 280 orphan segment sales representatives and sales management and 170 inflammation segment sales representatives and sales management. We are in the process of redeploying a portion of our inflammation segment commercial team to the promotion of TEPEZZA and are further expanding our orphan segment commercial team, and we may encounter difficulties transitioning sales representatives from promoting our inflammation segment medicines to promoting TEPEZZA or in hiring additional qualified sales representatives in our orphan segment. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully expand this capability.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. As concerns continue to grow over the need for tighter oversight, there remains the possibility that the Health Resources and Services Administration or another agency under the U.S. Department of Health and Human Services, or HHS, will propose a similar regulation or that Congress will explore changes to the 340B program through legislation. For example, a bill was introduced in 2018 that would require hospitals to report their low-income utilization of the program. Further, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule in 2018 that implemented civil monetary penalties for manufacturers who exceeded the ceiling price methodology for a covered outpatient drug when selling to a 340B covered entity. Pursuant to the final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis. Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program. With respect to KRYSTEXXA, the “additional rebate” methodology of the 340B pricing rules, as applied to the historical pricing of KRYSTEXXA both before and after we acquired the medicine, have resulted in a 340B ceiling price of one penny. A material portion of KRYSTEXXA prescriptions (normally in the range of low to mid-teens percent) are written by healthcare providers that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales of KRYSTEXXA. CMS previously revised the Medicare hospital outpatient prospective payment system by creating a new, significantly reduced reimbursement methodology for drugs purchased under the 340B program for Medicare patients at hospital and other settings. However, on June 15, 2022, the Supreme Court ruled that CMS was not authorized to set the rates in the previous final rules because it did not conduct the requisite survey of acquisition data. Therefore, it was required to utilize the average price for the drug in the given year and not vary rates by hospital group. It is unclear whether CMS will attempt to implement the same rate changes by other means.

Patients are unlikely to use our medicines unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our medicines. Third-party payers may limit coverage to specific medicines on an approved list, also known as a formulary, which might not include all of the FDA-approved medicines for a particular indication. Moreover, a third-party payer’s decision to provide coverage for a medicine does not imply that an adequate reimbursement rate will be approved. Additionally, one third-party payer’s decision to cover a particular medicine does not ensure that other payers will also provide coverage for the medicine, or will provide coverage at an adequate reimbursement rate. Even though we have contracts with some pharmacy benefit managers, or PBMs, in the United States, that does not guarantee that they will perform in accordance with the contracts, nor does that preclude them from taking adverse actions against us, which could materially adversely affect our operating results. In addition, the existence of such PBM contracts does not guarantee coverage by such PBM’s contracted health plans or adequate reimbursement to their respective providers for our medicines. For example, some PBMs have placed some of our medicines on their exclusion lists from time to time, which has resulted in a loss of coverage for patients whose healthcare plans have adopted these PBM lists. Additional healthcare plan formularies may also exclude our medicines from coverage due to the actions of certain PBMs, future price increases we may implement, our use of our patient assistance programs or other programs whereby we assist qualified patients with certain out-of-pocket expenditures for our medicines, including donations to patient assistance programs offered by charitable foundations, or any other co-pay programs, or other reasons. If our strategies to mitigate formulary exclusions are not effective, these events may reduce the likelihood that physicians prescribe our medicines and increase the likelihood that prescriptions for our medicines are not filled.

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

We may also experience pressure from payers as well as state and federal government authorities concerning certain promotional approaches that we may implement such as our patient assistance programs or any other co-pay programs. Certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs. Some state legislatures have implemented or have been considering implementing laws to restrict or ban co-pay coupons for branded drugs. For example, legislation was signed into law in California that limits the use of co-pay coupons in cases where a lower cost generic drug is available and if individual ingredients in combination therapies are available over the counter at a lower cost. It is possible that similar legislation could be proposed and enacted in additional states. Additionally, numerous organizations, including biopharmaceutical manufacturers, have been subject to ongoing litigation, enforcement actions and settlements related to their patient assistance programs and support.

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

To market any drugs or biologics outside of the United States, we and current or future collaborators must comply with numerous and varying regulatory and compliance related requirements of other countries. For example, we are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States. Japan is one of the countries in which we are expanding and, in February 2022, we initiated a Phase 3 randomized, placebo-controlled clinical trial for the treatment of moderate-to-severe active TED patients in Japan. Furthermore, in April 2022, the European Commission, or EC, issued a legally binding decision based on the favorable recommendation of the Committee for Medicinal Products for Human Use of the European Medicines Agency to grant a Centralised Marketing Authorization for UPLIZNA as a monotherapy for the treatment of adult patients with NMOSD who are anti-aquaporin-4 immunoglobulin G seropositive (AQP4-IgG+). While the Committee for Orphan Medicinal Products did not recommend maintenance of the orphan designation for UPLIZNA following its review, we are continuing to invest in our European infrastructure to support the European launch of UPLIZNA for NMOSD, which recently began in Germany. In addition, on March 23, 2021, our strategic partner, Mitsubishi Tanabe Pharma Corporation, or MTPC, received manufacturing and marketing approval of UPLIZNA for NMOSD in Japan. UPLIZNA was launched in Japan during the second quarter of 2021. Approval procedures vary among countries and can involve additional medicine testing and additional administrative review periods, including obtaining reimbursement and pricing approval in select markets. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

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

Since a significant proportion of the regulatory framework in the United Kingdom, or UK, applicable to our business and our medicines is derived from EU directives and regulations, Brexit has materially impacted the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our medicines in the UK. The regulatory changes that are a result of Brexit may also materially impact upon the development, manufacture, importation, approval and commercialization of our medicines in the EEA, should any development or manufacture of these medicines take place in the UK.

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

We have rights to medicines in certain jurisdictions but have little or no control over third parties that have rights to commercialize those medicines in other jurisdictions, which could adversely affect our commercialization of these medicines.*

Following our sale of the rights to RAVICTI outside of North America to Medical Need Europe AB, part of the Immedica Group, or Immedica, Immedica has marketing and distribution rights to RAVICTI in those regions. Following our sale of the rights to PROCYSBI in the Europe, Middle East and Africa, or EMEA, regions to Chiesi Farmaceutici S.p.A., or Chiesi, in June 2017, or the Chiesi divestiture, Chiesi has marketing and distribution rights to PROCYSBI in the EMEA regions. MTPC has rights to the development and commercialization of UPLIZNA for NMOSD as well as other potential future indications in Japan and certain other countries in Asia. Hansoh Pharmaceutical Group Company Limited, or Hansoh, has rights to the development and commercialization of UPLIZNA for NMOSD as well as other potential future indications in China, Hong Kong and Macau. We have little or no control over Immedica’s activities with respect to RAVICTI outside of North America, over Chiesi’s activities with respect to PROCYSBI in the EMEA, or over MTPC’s or Hansoh’s activities with respect to UPLIZNA in the certain countries in Asia, even though those activities could impact our ability to successfully commercialize these medicines. For example, Immedica or its assignees, Chiesi or its assignees, MTPC or Hansoh or their respective assignees can make statements or use promotional materials with respect to RAVICTI, PROCYSBI or UPLIZNA, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell RAVICTI, PROCYSBI or UPLIZNA, respectively, in foreign countries at prices that are dramatically lower than the prices we charge in the United States. These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States. In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them. We also rely on Immedica, Chiesi, MTPC and Hansoh, or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States, as we have or will have limited access to this information ourselves.

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

We rely on AGC Biologics A/S (formerly known as CMC Biologics A/S), or AGC Biologics, as our exclusive manufacturer of the TEPEZZA drug substance and Catalent Indiana, LLC, or Catalent, and Patheon Pharmaceuticals Inc., or Patheon (the contract development and manufacturing services organization of Thermo Fisher Scientific), as our manufacturers for TEPEZZA drug product. In December 2020, pursuant to the Defense Production Act of 1950, or DPA, Catalent was ordered to prioritize certain COVID-19 vaccine manufacturing, resulting in the cancellation of previously guaranteed and contracted TEPEZZA drug product manufacturing slots, which were required to maintain TEPEZZA supply. To offset the reduced slots allowed by the DPA and Catalent, we accelerated plans to increase the production scale of TEPEZZA drug product. In March 2021, the FDA approved a prior approval supplement to the TEPEZZA biologics license application, or BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product in a batch resulting in an increased number of vials with each manufacturing slot. We commenced resupply of TEPEZZA to the market in April 2021, but we cannot guarantee that our future contracted TEPEZZA manufacturing slots at Catalent will not be rescheduled or canceled as a result of additional U.S. government-mandated COVID-19 vaccine production orders. In December 2021, we received FDA approval for our second drug product filling site at Patheon, on lines where COVID-19 products are not filled to ensure more reliable and consistent supply of TEPEZZA. While we do not currently expect COVID-19 vaccine activities by our contract manufacturers to impact the future supply of our medicines, similar circumstances to those at Catalent in December 2020 could arise in the future and could result in supply disruption to our medicines. Further, if AGC Biologics fails to supply TEPEZZA drug substance or if Catalent and Patheon fail to supply TEPEZZA drug product for a period beyond our current expectation or any manufacturer is otherwise unable to meet our volume requirements due to unexpected market demand for TEPEZZA, it may lead to further TEPEZZA supply constraints.

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

In July 2021, we purchased a biologic drug product manufacturing facility in Waterford, Ireland, which is intended to be an additional source of manufacturing to supplement the capabilities of our third-party drug product manufacturers. We are in the process of completing the build-out and validation of this facility and assuming timely receipt of regulatory approvals, we expect that the first medicine manufactured at the facility to be approved for release in 2023. However, we have no experience as a company in developing, validating, obtaining regulatory approval for or running a manufacturing facility and may not be successful in these activities. Even if we are successful in producing medicines at the Waterford facility for commercial sale once we receive the required regulatory approvals, we expect to remain dependent on our third-party drug product filling manufacturing partners in the near-term and to a lesser extent in the medium/longer term, but we plan to always dual source our strategic medicines.

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

Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED. While these therapies have not proved effective in treating the underlying disease, and carry with them significant side effects, their off-label use could reduce or delay treatment in the addressable patient population for TEPEZZA. Immunovant Inc. plans to initiate two Phase 3 clinical trials of a fully human anti-FcRn monoclonal antibody candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy, in the second half of 2022. Viridian Therapeutics, Inc. is pursuing development of two anti-IGF-1R monoclonal antibodies for TED and has initiated a Phase 1/2 trial in the fourth quarter of 2021. In addition, Sling Therapeutics, Inc. is conducting a Phase 2b study of an oral IGF-1R for the treatment of moderate-to-severe TED and Novartis AG is conducting a Phase 3 trial of Cosentyx® (secukinumab, interleukin-17A inhibitor) in moderate-to-severe TED. While KRYSTEXXA faces limited direct competition, a number of competitors have medicines in clinical trials, including Selecta Biosciences Inc., or Selecta, which has initiated a Phase 3 clinical program of a candidate for the treatment of chronic refractory gout. In September 2020, Selecta announced topline clinical data that did not meet the primary endpoint or demonstrate statistical superiority for its Phase 2 trial that compared its candidate, which includes an immunomodulator, to KRYSTEXXA alone. In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this candidate. In December 2021, Selecta and Sobi announced the completion of enrollment for DISSOLVE I, the first of two clinical studies of the Phase 3 DISSOLVE development program of SEL-212 for chronic refractory gout. SEL-212 is a combination of Selecta’s ImmTOR immune tolerance platform and a therapeutic uricase enzyme (pegadricase). RAVICTI could face competition from a few alternative medicine and treatment options that have been recently approved or are in development, including Pheburane®, a taste-masked formulation option of sodium phenylbutyrate for which Medunik USA received approval from the FDA in June 2022, a gene-therapy candidate by Ultragenyx Pharmaceutical Inc., a taste-masked formulation option of sodium phenylbutyrate by ACER Therapeutics Inc., an enzyme replacement for a specific UCD subtype (ARG) by Aeglea Bio Therapeutics Inc. and a mRNA-based therapeutic for a specific UCD subtype (OTC) by Arcturus Therapeutics Holdings Inc. PROCYSBI faces competition from Cystagon® (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis. Additionally, we are also aware that AVROBIO, Inc. has a gene therapy candidate in development for the treatment of cystinosis. UPLIZNA faces competition from eculizumab, marketed as Soliris® by AstraZeneca plc, or AstraZeneca, and satralizumab, marketed as EnspryngTM by Chugai Pharmaceuticals Co., Ltd., a subsidiary of F. Hoffmann-La Roche Ltd., each for the treatment of patients with NMOSD. AstraZeneca announced positive primary endpoint results from its Phase 3 trial with Ultomiris® (ravulizumab) in NMOSD and, if approved for this indication, UPLIZNA could face additional competition. UPLIZNA also faces competition from rituximab, an off-label treatment that has been used for years to treat NMOSD given the lack of an approved medicine for this disease prior to 2019. In May 2022, Apotex initiated an at-risk launch of a generic version of PENNSAID 2% in the United States. We subsequently initiated patent infringement litigation against Apotex and Apotex agreed to a voluntary injunction against further sales of the generic product pending the outcome of a motion for summary judgment. The injunction prevents further sales by Apotex but does not prevent wholesalers from continuing to resell the initial generic product inventory Apotex sold to them prior to the injunction. The generic competition created pressure on our PENNSAID 2% sales, resulting in increased utilization of co-pay and other patient assistance programs for PENNSAID 2% which negatively impacted net pricing. We expect our net sales for PENNSAID 2% to continue declining in future periods primarily from lower sales volumes. Even if we are ultimately successful in our litigation against Apotex, the generic launch may lead to other generic manufacturers entering the market.

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

ACTIMMUNE is the only medicine currently approved by the FDA specifically for the treatment of CGD and SMO. While there are additional or alternative approaches used to treat patients with CGD and SMO, there are currently no medicines on the market that compete directly with ACTIMMUNE. A widely accepted protocol to treat CGD in the United States is the use of concomitant “triple prophylactic therapy” comprising ACTIMMUNE, an oral antibiotic agent and an oral antifungal agent. However, the FDA-approved labeling for ACTIMMUNE does not discuss this “triple prophylactic therapy,” and physicians may choose to prescribe one or both of the other modalities in the absence of ACTIMMUNE. Because of the immediate and life-threatening nature of SMO, the preferred treatment option for SMO is often to have the patient undergo a bone marrow transplant which, if successful, will likely obviate the need for further use of ACTIMMUNE in that patient. Likewise, the use of bone marrow transplants in the treatment of patients with CGD is becoming more prevalent, which could have a material adverse effect on sales of ACTIMMUNE and its profitability. We are aware of a number of research programs investigating the potential of gene therapy as a possible cure for CGD. Additionally, other companies may be pursuing the development of medicines and treatments that target the same diseases and conditions which ACTIMMUNE is currently approved to treat. As a result, it is possible that our competitors may develop new medicines that manage CGD or SMO more effectively, cost less or possibly even cure CGD or SMO. In addition, the U.S. patents covering ACTIMMUNE expire on August 30, 2022, and although we are not currently aware of any biosimilar to ACTIMMUNE under development, the development and commercialization of any competing medicines or the discovery of any new alternative treatment for CGD or SMO could have a material adverse effect on sales of ACTIMMUNE and its profitability.

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

Our business operations may subject us to numerous commercial disputes, claims and/or lawsuits and such litigation may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.*

Operating in the biopharmaceutical industry, particularly the commercialization of medicines, involves numerous commercial relationships, complex contractual arrangements, uncertain intellectual property rights, potential product liability and other aspects that create heightened risks of disputes, claims and lawsuits. In particular, we may face claims related to the safety of our medicines, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters. For example, we are currently involved in litigation with Apotex related to its at-risk launch of a generic version of PENNSAID 2% and whether the scope of its license to certain PENNSAID 2% patents covers a patent issued to us after we acquired the medicine. Similarly, from time to time we are involved in disputes with distributors, PBMs and licensing partners regarding our rights and performance of obligations under contractual arrangements. Any commercial dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any commercial dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results.

Litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us.

A variety of risks associated with operating our business internationally could adversely affect our business.*

We have operations in the United States, Ireland and in multiple other jurisdictions, and are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States. Japan is one of the countries in which we are expanding and, in February 2022, we initiated a Phase 3 randomized, placebo-controlled clinical trial for the treatment of moderate-to-severe active TED patients in Japan. Furthermore, we are continuing to invest in our European infrastructure to support the European launch of UPLIZNA for NMOSD, which recently began with Germany and we initiated our build-out of primary infrastructure in Brazil to support potential approvals and commercial launches of TEPEZZA for TED and UPLIZNA for NMOSD. We face risks associated with our international operations, including possible unfavorable political, tax and labor conditions, which could harm our business.

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

We have experienced growth and expanded the size of our organization substantially, including in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity. As of June 30, 2022, we employed approximately 2,015 full-time employees, including approximately 450 sales representatives and sales management, representing a substantial change to the size of our organization. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among biopharmaceutical businesses.

As our commercialization plans and strategies continue to develop, and particularly as we execute on our strategy to expand our orphan segment commercial team in the United States and establish commercial capabilities outside the United States, we will need to continue to recruit and train sales and marketing personnel. In addition, as we build our R&D and manufacturing capabilities, we will need to continue to recruit and train qualified individuals in these areas. Our ability to manage any future growth effectively may require us to, among other things:

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

We are subject to federal, state and foreign healthcare laws and regulations and implementation or changes to such healthcare laws and regulations could adversely affect our business and results of operations.*

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals that change the healthcare system in ways that could impact profitability. In the United States and other countries there is significant interest in implementing regulations and legislation with the stated goals of containing healthcare costs, improving quality, and/or expanding access. The biopharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives, particularly in the United States.

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

There have been executive, Congressional and judicial challenges to the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA remains in effect in its current form. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA’s many different provisions affecting the health system, the biopharmaceutical sector and our business.

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

The FDA released a final rule implementing a portion of the importation executive order providing guidance for states to build and submit importation plans. Several states have acted to implement importation plans or have introduced legislation to do so. FDA also finalized guidance for manufacturers to obtain an additional National Drug Code for an FDA-approved drug as part of a process to provide a manufacturer a means to import its drugs that were originally intended to be marketed in and authorized for sale in a foreign country. In addition, HHS and FDA are in the process of accepting industry proposals to facilitate personal importation of prescription drugs. On November 20, 2020, HHS also finalized the “rebate rule” regulation by removing safe harbor protection for price reductions from biopharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs. The implementation of this rule has been delayed until January 1, 2027.

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

Congress continued to seek new legislative and/or administrative measures to control drug costs. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Finally, Congress is considering additional health reform measures, including those relating to drug pricing, as part of legislation to implement the Biden Administration’s Build Back Better initiative. This legislation includes physical infrastructure improvement and health care proposals and would use drug pricing reform as a budgetary “pay for.” This legislation is using the budget reconciliation process which requires a majority vote to pass the House and Senate. A draft version of the legislation was recently released in the Senate. The provisions require HHS to negotiate drug prices for drugs with the most expenditures in Medicare Part D and B, however drugs approved for one orphan indication are excluded from negotiation. The legislation also imposes inflation penalties for Part B and Part D drugs where the price grows faster than inflation. Finally, the bill would re-design the Part D system, lowering the out-of-pocket costs for patients and eliminating the coverage gap, or “donut hole,” but increasing manufacturer liability throughout the benefit.

In countries in the EU, legislators, policymakers, and healthcare insurance funds continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost containment in the EU. Certain of these changes could impose limitations on the prices we will be able to charge for our medicines and any approved medicine candidates or the amounts of reimbursement available for these medicines from governmental agencies or third-party payers, may increase the tax obligations on biopharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our medicines.

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

Compliance with these laws, including the development of a comprehensive compliance program, is difficult, costly and time consuming. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Moreover, state governmental agencies may propose or enact laws and regulations that extend or contradict federal requirements. These risks may be increased where there are evolving interpretations of applicable regulatory requirements, such as those applicable to manufacturer co-pay programs. Biopharmaceutical manufacturer co-pay programs, including biopharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations, are the subject of ongoing litigation, enforcement actions and settlements (involving other manufacturers and to which we are not a party) and evolving interpretations of applicable regulatory requirements and certain state laws, and any change in the regulatory or enforcement environment regarding such programs could impact our ability to offer such programs. Other recent legislation and regulatory policies contain provisions that disincentivize the use of co-pay coupons by requiring their value to be included in average sales price or best price calculations, potentially lowering reimbursement for drugs with a high use of copay coupons in Medicare Part B and Medicaid. If we are unsuccessful with our co-pay programs, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors, or be subject to significant penalties. We are engaged in various business arrangements with current and potential customers, and we can give no assurance that such arrangements would not be subject to scrutiny under such laws, despite our efforts to properly structure such arrangements. Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend our business activities against enforcement or litigation. Further, we cannot give any assurances that prior business activities or arrangements of other companies that we acquire will not be scrutinized or subject to enforcement or litigation. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have an impact on our business, including the imposition of significant civil, criminal and administrative sanctions, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our medicines or any other medicine candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization, result in medicine re-labeling or withdrawal from the market or have a significant impact on customer demand.*

Undesirable side effects caused by any medicine candidate that we develop could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. In our Phase 3 clinical trial evaluating TEPEZZA for the treatment of active TED, the most commonly reported treatment-emergent adverse events were muscle spasms, nausea, alopecia, diarrhea, fatigue, hyperglycemia, hearing impairment, dysgeusia, headache, dry skin and menstrual disorders. With respect to KRYSTEXXA, the most commonly reported serious adverse reactions in the pivotal trial were gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis, exacerbation of pre-existing congestive heart failure and vomiting. With respect to RAVICTI, the most common side effects are diarrhea, nausea, decreased appetite, gas, vomiting, high blood levels of ammonia, headache, tiredness and dizziness. The most common side effects observed in pivotal trials for ACTIMMUNE were “flu-like” or constitutional symptoms such as fever, headache, chills, myalgia and fatigue. With respect to UPLIZNA, the most common adverse reactions across both the randomized and open-label treatment in our N-MOmentum trial for UPLIZNA were urinary tract infection, nasopharyngitis, infusion reaction, arthralgia and headache. The most common infections reported by treated patients in the randomized and open-label periods included urinary tract infection, nasopharyngitis, upper respiratory tract infection and influenza. In addition, two deaths were reported in the ongoing open-label period. One death occurred in a patient experiencing a myelitis attack and was considered unrelated to UPLIZNA by the investigator. The second death was due to complications from mechanical ventilator-associated pneumonia in a patient who developed new neurological symptoms and seizures, the cause of which could not be definitively established. The possibility that the death was treatment-related could not be ruled out, and as a result, under the terms of the protocol for the trial, the death was assessed as treatment-related. There can be no assurance a foreign regulatory authority will agree with the classifications of the deaths made by the investigators or that we will not be required to conduct additional clinical trials of UPLIZNA in order to establish an adequate safety database. With respect to PROCYSBI, the most common side effects include vomiting, nausea, abdominal pain, breath odor, diarrhea, skin odor, fatigue, rash and headache. The most common adverse events reported in a Phase 2 clinical trial of PENNSAID 2% were application site reactions, such as dryness, exfoliation, erythema, pruritus, pain, induration, rash and scabbing. The most commonly reported treatment-emergent adverse events in the Phase 3 clinical trials with RAYOS included flare in rheumatoid arthritis related symptoms, abdominal pain, nasopharyngitis, headache, flushing, upper respiratory tract infection, back pain and weight gain.

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

Switching or adding additional CROs or collaborators can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new CRO or collaborator commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs and collaborators, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition or prospects. In particular, the ability of our CROs to conduct certain of their operations, including monitoring of clinical sites, has been limited by the COVID-19 pandemic, and to the extent that our CROs are unable to fulfill their contractual obligations as a result of the COVID-19 pandemic or government orders in response to the pandemic, we may have limited or no recourse under the terms of our contractual agreements with our CROs.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same medicine candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. For example, while we observed that dazodalibep (HZN-4920) decreased disease activity in patients with rheumatoid arthritis and was well-tolerated in a Phase 1b and Phase 2 clinical trial, there is no assurance that dazodalibep (HZN-4920) will have a similar impact on disease activity or be well-tolerated in on-going Phase 2b clinical trials in Sjögren’s syndrome and kidney transplant rejection, or in our planned trial in focal segmental glomerulosclerosis.

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

Our clinical trials may also be affected by COVID-19. For example, most recently, we experienced enrollment delays in our TEPEZZA clinical trial in chronic/low CAS TED due to the impacts of the omicron variant of COVID-19. In addition, clinical site initiation and patient enrollment may be delayed due to staffing shortages or prioritization of hospital and healthcare resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against or as a result of contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if healthcare services are interrupted due to COVID-19. Some clinical sites in the United States and other countries have slowed or paused enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. The availability of supplies needed for the conduct of preclinical studies and clinical trials may be impacted by COVID-19 supply disruptions. For example, we depend on the availability of non-human primates to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of non-human primates available for drug development, due in part to an increase in demand from companies and other institutions developing vaccines and treatments for COVID-19. If the shortage continues, this could substantially increase the cost of conducting our preclinical development and could also result in delays to our development timelines. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the medicine candidate being studied in relation to other available therapies, including any new drugs or biologics that may be approved for the indications we are investigating. In addition, if patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, are impacted by local disruptions, or if our trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of sales; and other adverse consequences.*

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. We may rely upon third parties (such as service providers) for our data processing-related activities. We may share or receive sensitive data with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase.  These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel misconduct, or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage in attacks.  We may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to data.  A security incident could disrupt our (and third parties upon whom we rely) ability to provide our products and services. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data.

While we have implemented security measures designed to protect against a security incident, there can be no assurance that these measures will be effective.  We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful.  Further, we may experience, delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences.  These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.  Security incidents and attendant consequences may cause customers to stop using our products and services, deter new customers for using our products and services, and negatively impact our ability to grow and operate our business.

 We cannot be certain that (a) our liability insurance will be sufficient in type or amount to cover us against claims related to security incidents; (b) such coverage will cover any indemnification claims against us relating to any security incident, will continue to be available to us on economically reasonable terms, or at all; or (c) any insurer will not deny coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security.  Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, the California Consumer Privacy Act of 2018, or CCPA, requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, the California Privacy Rights Act of 2020, effective January 1, 2023, will expand the CCPA’s requirements and establish a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, impose strict requirements for processing personal data, and violators of these laws face significant penalties. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA that the EC does not consider to provide an adequate level of data privacy and security, such as the United States. The EC released a set of “Standard Contractual Clauses”, or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA.  Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require companies to impose specific contractual restrictions on their service providers. We may publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.  If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our medicines; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

These laws and regulations are subject to frequent change which may impact the global economy and supply chains in ways that impact our business. Notably, in response to Russia’s invasion of Ukraine in February 2022, the United States and its allies significantly expanded export control and sanctions prohibitions and restrictions aimed at Russia, Belarus, and certain regions in Ukraine. We have a limited number of ongoing clinical research studies in Russia, Belarus, and non-restricted regions in Ukraine, and are monitoring the potential impact of the conflict on our clinical trial activities. We are no longer initiating new clinical trials or opening new investigator sites in these countries. With respect to our clinical trial of UPLIZNA in myasthenia gravis, disruptions in payment systems and other logistical challenges related to the conflict in Ukraine have negatively impacted enrollment and operations of clinical sites in the region which, combined with other negative impacts related to COVID-19, has delayed our expected timeline for topline data to 2024. Although we continue to work diligently with patients and sites across the impacted regions and are putting the appropriate measures in place to meet enrollment targets, further escalation of the conflict and any additional export controls and sanctions or adverse regulatory developments could restrict, prohibit, or otherwise impair our studies.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as actual or anticipated changes in interest rates and economic inflation, the global credit and financial markets have at times experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. In particular, rising interest rates have made debt financing more expensive which may limit our ability to finance future acquisitions through additional borrowing. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our medicines or medicine candidates or one or more of our other R&D initiatives, or delay, cut back or abandon our plans to grow the business through acquisitions. We also could be required to:

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of June 30, 2022, we had $2.6 billion book value, or $2.6 billion aggregate principal amount of indebtedness, including $2.0 billion in secured indebtedness.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as actual or anticipated changes in interest rates and economic inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. In addition, government efforts to stimulate economic activity in the face of the COVID-19 pandemic have caused interest rates to fluctuate and created uncertainty as to future fluctuations. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly or more dilutive.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.*

From time to time, including recently as a result of the COVID-19 pandemic and actions taken to slow its spread, as well as actual or anticipated changes in interest rates and economic inflation, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon commercialization or development plans. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic down-turn, which could directly affect our ability to attain our operating goals on schedule and on budget.

At June 30, 2022, we had $1.9 billion of cash and cash equivalents consisting of cash, money market funds, time deposits and U.S. federal government securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2022, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

If intangible assets that we have recorded in connection with our acquisition transactions become impaired, we could have to take significant charges against earnings.*

In connection with the accounting for our various acquisition transactions, we have recorded significant amounts of intangible assets. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. For example, during the year ended December 31, 2018, we recorded an impairment of $33.6 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America. More recently, our interim goodwill impairment test in the second quarter of 2022 indicated an impairment which represented the difference between the estimated fair value of the inflammation reporting unit and its carrying value. As a result, we recognized an impairment charge of $56.2 million in June 2022 representing the full amount of goodwill for the inflammation reporting unit. Refer to Note 8, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details. Such impairment and any reduction or other impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and other countries. For example, if the issuance, in a given country, of a patent to us, covering an invention, is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Following our acquisition of Viela on March 15, 2021, we are a party to a number of intellectual property license agreements including (i) our licenses with Duke University and Dana-Farber Cancer Institute related to UPLIZNA, (ii) our license with SBI Biotech Co. Ltd related to daxdilimab (HZN-7734), (iii) our license with MedImmune, LLC, or MedImmune, related to dazodalibep (HZN-4920), (iv) our sublicense with MedImmune for its license with Lonza Sales AG, or Lonza, related to UPLIZNA and daxdilimab (HZN-7734), (v) our sublicense with MedImmune for its license with BioWa, Inc., or BioWa, related to UPLIZNA, and (vi) our sublicense with MedImmune for its license with BioWa and Lonza related to daxdilimab (HZN-7734). If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market medicines covered by the license.

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

Some of our intellectual property rights, specifically, intellectual property rights related to UPLIZNA that are in-licensed from Duke University, were generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in certain of our current or future medicine candidates pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). To our knowledge, however, the U.S. government has, to date, not exercised any march-in rights on any patented technology that was generated using U.S. government funds. The U.S. government also has the right to take title to these inventions if we or the applicable grantee fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for medicines covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

Provisions of our articles of association and Irish law could delay or prevent a takeover of us by a third party.

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

10.1+

Horizon Therapeutics Public Limited Company Amended and Restated 2020 Equity Incentive Plan, 2020 Restricted Stock Unit Award Sub-Plan and Form of Option Agreement, Form of Stock Option Grant Notice, Forms of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Grant Notice thereunder (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on May 2, 2022).

10.2+

Horizon Therapeutics Public Limited Company Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.4 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 4, 2022).

10.3+	Executive Employment Agreement, effective as of November 1, 2021, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics USA, Inc. and Aaron Cox.

10.4+	Executive Employment and Transition Agreement, dated May 11, 2022, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics USA, Inc. and Paul W. Hoelscher.

10.5+	Executive Employment Agreement, effective as of May 15, 2022, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics USA, Inc. and Jacopo Leonardi.

10.6*	Amendment No. 4 to Commercial Supply Agreement, dated May 31, 2022, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Therapeutics Ireland DAC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

HORIZON THERAPEUTICS PLC

Date: August 3, 2022	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Aaron L. Cox
Aaron L. Cox
Executive Vice President, Chief Financial Officer (Principal Financial Officer)