Form 10-Q
period 2022-09-30
Horizon Therapeutics Public Ltd Co
filed 2022-11-02
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of October 27, 2022: 226,621,465.

HORIZON THERAPEUTICS PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except nominal value and share data)

	As of	As of
	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,130,527	$1,580,317
Restricted cash	4,743	3,839
Accounts receivable, net	646,386	632,775
Inventories, net	190,258	225,730
Prepaid expenses and other current assets	440,095	357,106
Total current assets	3,412,009	2,799,767
Property, plant and equipment, net	317,692	292,298
Developed technology and other intangible assets, net	2,757,694	2,960,118
In-process research and development	810,000	880,000
Goodwill	1,010,538	1,066,709
Deferred tax assets, net	516,317	538,098
Other long-term assets	203,612	140,738
Total assets	$9,027,862	$8,677,728
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,113	$30,125
Accrued expenses and other current liabilities	457,288	523,015
Accrued trade discounts and rebates	355,213	317,431
Long-term debt—current portion	16,000	16,000
Total current liabilities	860,614	886,571
LONG-TERM LIABILITIES:
Long-term debt, net	2,549,140	2,555,233
Deferred tax liabilities, net	385,121	390,455
Other long-term liabilities	199,300	173,076
Total long-term liabilities	3,133,561	3,118,764
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 shares authorized at September 30, 2022 and December 31, 2021; 229,076,182 and 227,760,936 shares issued at September 30, 2022 and December 31, 2021, respectively; and 228,691,816 and 227,376,570 shares outstanding at September 30, 2022 and December 31, 2021, respectively	23	23
Treasury stock, 384,366 ordinary shares at September 30, 2022 and December 31, 2021	(4,585)	(4,585)
Additional paid-in capital	4,424,509	4,373,337
Accumulated other comprehensive income (loss)	7,460	(14,987)
Retained earnings	606,280	318,605
Total shareholders’ equity	5,033,687	4,672,393
Total liabilities and shareholders’ equity	$9,027,862	$8,677,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$925,359	$1,036,992	$2,687,015	$2,211,946
Cost of goods sold	234,132	251,640	679,410	553,003
Gross profit	691,227	785,352	2,007,605	1,658,943
OPERATING EXPENSES:
Research and development	114,058	89,549	320,436	244,076
Acquired in-process research and development and milestones	19,000	4,000	19,000	47,000
Selling, general and administrative	397,563	360,260	1,168,518	1,047,456
Impairment of goodwill	—	—	56,171	—
Impairment of long-lived asset	—	—	—	12,371
Gain on sale of asset	—	—	—	(2,000)
Total operating expenses	530,621	453,809	1,564,125	1,348,903
Operating income	160,606	331,543	443,480	310,040
OTHER EXPENSE, NET:
Interest expense, net	(22,480)	(22,977)	(65,145)	(59,018)
Foreign exchange loss	(768)	(476)	(320)	(1,363)
Other (expense) income, net	(2,277)	(849)	(5,408)	2,113
Total other expense, net	(25,525)	(24,302)	(70,873)	(58,268)
Income before benefit for income taxes	135,081	307,241	372,607	251,772
Benefit for income taxes	(758)	(19,302)	(28,467)	(109,537)
Net income	$135,839	$326,543	$401,074	$361,309
Net income per ordinary share—basic	$0.59	$1.44	$1.75	$1.61
Weighted average ordinary shares outstanding—basic	230,333,287	226,096,747	229,820,406	225,053,704
Net income per ordinary share—diluted	$0.58	$1.38	$1.70	$1.54
Weighted average ordinary shares outstanding—diluted	235,385,570	236,198,789	235,923,030	235,256,424
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Interest rate swap contracts designated as cash flow hedges	$23,874	$—	$25,885	$—
Pension and other post-employment benefit plan remeasurements	250	—	28	(287)
Foreign currency translation adjustments	(1,573)	(514)	(3,466)	(1,100)
Other comprehensive income (loss)	22,551	(514)	22,447	(1,387)
Comprehensive income	$158,390	$326,029	$423,521	$359,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at December 31, 2021	227,760,936	$23	384,366	$(4,585)	$4,373,337	$(14,987)	$318,605	$4,672,393
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	2,112,964	—	—	—	9,071	—	—	9,071
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(115,108)	—	—	(115,108)
Share-based compensation	—	—	—	—	47,347	—	—	47,347
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	325	—	325
Foreign currency translation adjustments	—	—	—	—	—	(460)	—	(460)
Net income	—	—	—	—	—	—	204,261	204,261
Balances at March 31, 2022	229,873,900	$23	384,366	$(4,585)	$4,314,647	$(15,122)	$522,866	$4,817,829
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	660,784	—	—	—	12,951	—	—	12,951
Issuance of ordinary shares in conjunction with Employee Share Purchase Plan	182,109	—	—	—	13,884	—	—	13,884
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(5,419)	—	—	(5,419)
Share-based compensation	—	—	—	—	45,281	—	—	45,281
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	(547)	—	(547)
Foreign currency translation adjustments	—	—	—	—	—	(1,433)	—	(1,433)
Interest rate swap contracts designated as cash flow hedges	—	—	—	—	—	2,011	—	2,011
Net income	—	—	—	—	—	—	60,974	60,974
Balances at June 30, 2022	230,716,793	$23	384,366	$(4,585)	$4,381,344	$(15,091)	$583,840	$4,945,531
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	159,323	—	—	—	1,258	—	—	1,258
Repurchase of ordinary shares	(1,799,934)	—	—	—	—	—	(113,399)	(113,399)
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(3,420)	—	—	(3,420)
Share-based compensation	—	—	—	—	45,327	—	—	45,327
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	250	—	250
Foreign currency translation adjustments	—	—	—	—	—	(1,573)	—	(1,573)
Interest rate swap contracts designated as cash flow hedges	—	—	—	—	—	23,874	—	23,874
Net income	—	—	—	—	—	—	135,839	135,839
Balances at September 30, 2022	229,076,182	$23	384,366	$(4,585)	$4,424,509	$7,460	$606,280	$5,033,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other	Retained Earnings	Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	Equity
Balances at December 31, 2020	221,721,674	$22	384,366	$(4,585)	$4,245,945	$(145)	$(215,886)	$4,025,351
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	3,305,947	—	—	—	19,843	—	—	19,843
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(128,261)	—	—	(128,261)
Share-based compensation	—	—	—	—	62,296	—	—	62,296
Foreign currency translation adjustments	—	—	—	—	—	(821)	—	(821)
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	—	—	—	(123,351)	(123,351)
Balances at March 31, 2021	225,027,621	$22	384,366	$(4,585)	$4,199,823	$(1,253)	$(339,237)	$3,854,770
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	597,169	—	—	—	7,996	—	—	7,996
Issuance of ordinary shares in conjunction with Employee Share Purchase Plan	474,997	—	—	—	11,482	—	—	11,482
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(13,388)	—	—	(13,388)
Share-based compensation	—	—	—	—	54,424	—	—	54,424
Foreign currency translation adjustments	—	—	—	—	—	235	—	235
Net income	—	—	—	—	—	—	158,117	158,117
Balances at June 30, 2021	226,099,787	$22	384,366	$(4,585)	$4,260,337	$(1,018)	$(181,120)	$4,073,636
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	926,260	—	—	—	12,173	—	—	12,173
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(16,428)	—	—	(16,428)
Share-based compensation	—	—	—	—	54,804	—	—	54,804
Foreign currency translation adjustments	—	—	—	—	—	(514)	—	(514)
Net income	—	—	—	—	—	—	326,543	326,543
Balances at September 30, 2021	227,026,047	$22	384,366	$(4,585)	$4,310,886	$(1,532)	$145,423	$4,450,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$401,074	$361,309
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	291,619	257,216
Equity-settled share-based compensation	137,515	170,394
Impairment of goodwill	56,171	—
Acquired IPR&D and milestones	15,000	40,000
Amortization of debt discount and deferred financing costs	6,136	3,740
Impairment of long-lived asset	—	12,371
Gain on sale of asset	—	(2,000)
Deferred income taxes	8,654	(147,934)
Foreign exchange and other adjustments	7,696	5,006
Changes in operating assets and liabilities:
Accounts receivable	(13,681)	(107,776)
Inventories	35,409	(10,494)
Prepaid expenses and other current assets	(74,657)	(60,790)
Accounts payable	(855)	7,640
Accrued trade discounts and rebates	38,289	(50,838)
Accrued expenses and other current liabilities	(64,988)	34,380
Other non-current assets and liabilities	(11,931)	(15,510)
Net cash provided by operating activities	831,451	496,714
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments related to license and collaboration agreements	(40,000)	(46,500)
Purchases of property, plant and equipment	(39,168)	(59,695)
Payments for long-term investments	(7,056)	(13,385)
Receipts from long-term investments	4,416	3,588
Payments for acquisitions, net of cash acquired	(3,122)	(2,843,275)
Proceeds from sale of asset	—	2,000
Net cash used in investing activities	(84,930)	(2,957,267)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of employee withholding taxes relating to share-based awards	(123,947)	(158,077)
Repurchase of ordinary shares	(88,209)	—
Repayment of term loans	(12,000)	(8,000)
Net proceeds from term loans	—	1,574,993
Proceeds from the issuance of ordinary shares in conjunction with Employee Share Purchase Plan	13,884	11,482
Proceeds from the issuance of ordinary shares in connection with stock option exercises	23,280	40,013
Net cash (used in) provided by financing activities	(186,992)	1,460,411
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(8,415)	(10,951)
Net increase (decrease) in cash, cash equivalents and restricted cash	551,114	(1,011,093)
Cash, cash equivalents and restricted cash, beginning of the period	1,584,156	2,083,479
Cash, cash equivalents and restricted cash, end of the period	$2,135,270	$1,072,386

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$79,930	$61,998
Cash paid for income taxes, net of refunds received	16,513	57,178
Cash paid for amounts included in the measurement of operating lease liabilities	6,336	7,289
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Lease liabilities arising from obtaining right-of-use assets	$30,761	$62,156
Purchases of property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	13,226	14,297

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

Beginning with the third quarter of 2022, the Company is separately presenting upfront, milestone, and similar payments pursuant to collaborations, licenses of third-party technologies, and asset acquisitions as “Acquired in-process research and development and milestones” expenses in the condensed consolidated statement of comprehensive income. Amounts recorded in this line item for the three and nine months ended September 30, 2022, would have historically been recorded to research and development (“R&D”) expenses. The Company believes the new classification assists users of the financial statements in better understanding the payments incurred to acquire in-process research and development (“IPR&D”). Prior period condensed consolidated statements of comprehensive income have been reclassified to conform with the new classification. Refer to Note 2 for details on the Company’s R&D expenses and acquired IPR&D and milestones expenses accounting policies.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

As of September 30, 2022, the Company’s commercial portfolio consisted of the following medicines:

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
RAYOS® (prednisone) delayed-release tablets, for oral use
PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”), for topical use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

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

Significant Accounting Policies

The Company’s significant accounting policies have not changed from those previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, other than as described below.

R&D Expenses

R&D expenses include, but are not limited to, payroll and other personnel expenses, consultant expenses, expenses incurred under agreements with contract research organizations to conduct clinical trials and expenses incurred to manufacture clinical trial materials. When milestone payments are due to third parties under R&D agreements assumed as part of business acquisitions, prior to regulatory approval, the payment obligations are recorded as R&D expenses when the milestone results are achieved.

Acquired IPR&D and Milestones Expenses

The initial costs of rights to IPR&D projects acquired in an asset acquisition are expensed as acquired IPR&D unless the project has an alternative future use. The Company also enters into collaborative agreements with third parties to develop and commercialize medicine candidates. Collaborative activities may include joint R&D and commercialization of new medicines. The Company generally receives certain licensing rights under these arrangements. Upfront payments associated with collaborative arrangements during the development stage are recorded as acquired IPR&D and milestones expenses in the condensed consolidated statement of comprehensive income. Subsequent payments made to the partner in connection with milestones during the development stage are recorded as acquired IPR&D and milestones expenses in the condensed consolidated statement of comprehensive income when the milestone is achieved.

Derivative Instruments and Hedging Activities

All derivative instruments are recognized as either assets or liabilities at fair value on the condensed consolidated balance sheets and are classified as current or non-current based on the scheduled maturity of the instrument. For derivatives designated as hedges, the Company assesses at inception and quarterly thereafter whether the hedging derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. The effective portions of changes in the fair value of a derivative designated as a cash flow hedge are reported in accumulated other comprehensive income (loss) (“AOCI/L”) and are subsequently recognized in net income consistent with the underlying hedged item. If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting prospectively. If a hedged forecasted transaction becomes probable of not occurring, any gains or losses are reclassified from AOCI/L to net income. Derivatives that are not designated as hedges are adjusted to fair value through current net income.

NOTE 3 – NET INCOME PER SHARE

The following table presents basic and diluted net income per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Basic net income per share calculation:
Numerator - net income	$135,839	$326,543	$401,074	$361,309
Denominator - weighted average of ordinary shares outstanding	230,333,287	226,096,747	229,820,406	225,053,704
Basic net income per share	$0.59	$1.44	$1.75	$1.61

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Diluted net income per share calculation:
Numerator - net income	$135,839	$326,543	$401,074	$361,309
Denominator - weighted average of ordinary shares outstanding	235,385,570	236,198,789	235,923,030	235,256,424
Diluted net income per share	$0.58	$1.38	$1.70	$1.54

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

During the three and nine months ended September 30, 2022 and 2021, the difference between the basic and diluted weighted average ordinary shares outstanding primarily represents the effect of incremental shares from the Company’s share-based compensation programs.

The computation of diluted net income per share for the three and nine months ended September 30, 2022 excluded 3.1 million and 3.5 million shares subject to equity awards, respectively, because their inclusion would have had an anti-dilutive effect on diluted net income per share. The computation of diluted net income per share for the three and nine months ended September 30, 2021 excluded 0.8 million and 3.0 million shares subject to equity awards, respectively, because their inclusion would have had an anti-dilutive effect on diluted net income per share.

NOTE 4 – ACQUISITIONS, DIVESTITURES AND OTHER ARRANGEMENTS

Acquisition of drug product biologics manufacturing facility

In July 2021, the Company completed the purchase of a drug product biologics manufacturing facility from EirGen Pharma Limited (“EirGen”), a subsidiary of OPKO Health, Inc. in Waterford, Ireland for $67.9 million, which included an upfront cash payment of $64.8 million and $3.1 million of additional transaction costs, legal fees and liabilities assumed. The facility, which is located in an Industrial Development Agency Ireland (“IDA Ireland”) business park, includes a filling line and lyophilizer, or freeze dryer, that can be used for certain of the Company’s commercial medicines, including its rare disease biologics TEPEZZA, KRYSTEXXA and UPLIZNA, as well as certain of its medicine candidates in development, following build-out, validation and regulatory approval processes. The Company accounted for the transaction as an asset acquisition.

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

Pursuant to ASC 805, Business Combinations (“ASC 805”), the Company accounted for the Viela acquisition as a business combination using the acquisition method of accounting. Identifiable assets and liabilities of Viela, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. While all amounts were subject to adjustments, the areas subject to the most significant potential adjustments were inventory, intangible assets, IPR&D assets and deferred income taxes. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Such preliminary valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed were based on reasonable estimates and assumptions.

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

Inventories acquired included raw materials, work in process and finished goods for UPLIZNA. Inventories were recorded at their estimated fair values. The fair value of finished goods was determined based on the estimated selling price, net of selling costs and a margin on the selling activities. The fair value of work in process was determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing activities. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $149.3 million was originally recorded in connection with the acquisition, which was composed of $10.1 million for raw materials, $119.0 million for work-in-process and $20.2 million for finished goods. During the year ended December 31, 2021, the step-up in value of inventory was increased to $151.6 million following the recording of $2.3 million in measurement period adjustments which was composed of $1.9 million for work-in-process and $0.4 million for finished goods. During the three and nine months ended September 30, 2022, the Company recorded inventory step-up expense of $21.8 million and $66.3 million, respectively, related to UPLIZNA based on the acquired units sold during the periods. During the three and nine months ended September 30, 2021, the Company recorded inventory step-up expense of $8.9 million and $16.9 million, respectively, related to UPLIZNA based on the acquired units sold during the periods.

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

The following table presents certain pro forma combined results of the Company and Viela for the nine months ended September 30, 2021 as if the acquisition of Viela had occurred on January 1, 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021
	As reported	Pro forma adjustments	Pro forma
Net sales	$2,211,946	$10,588	$2,222,534
Net income	361,309	(30,804)	330,505

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

Other Arrangements

Q32 Bio Inc.

On August 12, 2022, the Company entered into a collaboration and option agreement with Q32 Bio Inc. (“Q32”) related to its pipeline candidate ADX-914, a monoclonal antibody antagonist of the interleukin-7 receptor for the treatment of autoimmune and inflammatory diseases. Under the terms of the agreement, the Company received an option to acquire the ADX-914 program, exercisable through a period of time following completion of certain planned Phase 2a trials. An upfront payment of $15.0 million was paid in the third quarter of 2022 and recorded as acquired IPR&D and milestones expenses in the condensed consolidated statement of comprehensive income. In addition, milestone-based development funding of $17.5 million is expected to be paid in the fourth quarter of 2022. The Company may also be obligated to pay up to $22.5 million in the form of additional milestone-based development funding. If the Company exercises the option, it may be obligated to make up to an additional $645.0 million in closing and milestone payments, as well as tiered royalties on net sales from a high single-digit to a low double-digit percentage, inclusive of certain amounts payable to a third party under a pre-existing license agreement.

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

In connection with the execution of the license agreement, the Company entered into a stock purchase agreement with Alpine to purchase a minority stake of 951,980 shares of Alpine’s common stock in a private placement. Under the terms of the agreements, the Company paid Alpine $15.0 million in the fourth quarter of 2021 to purchase the shares of Alpine common stock and paid $25.0 million in the first quarter of 2022 as an upfront payment for the license. The shares of Alpine’s common stock were purchased at a premium to their fair value at the transaction closing date. The premium consisted of acquiring the shares at a price above the fair value based on a premium to the 30-day volume-weighted average share price prior to entering into the agreement. The Company recorded an asset of $11.9 million in other long-term assets in its consolidated balance sheet reflecting the fair value of the common stock. In addition, the Company recorded a charge of $28.1 million to acquired IPR&D and milestones expenses in its consolidated statement of comprehensive income for the year ended December 31, 2021, of which $25.0 million relates to the upfront payment and $3.1 million relates to the premium paid for shares of Alpine’s common stock. The $28.1 million was accounted for as the acquisition of an IPR&D asset during the year ended December 31, 2021.

In addition, Alpine is eligible to receive up to $381.0 million per program, or approximately $1.52 billion in total, in future success-based payments related to development, regulatory and commercial milestones. Alpine is also eligible to receive tiered royalties from a mid-single-digit percentage to a low double-digit percentage on worldwide net sales of licensed medicines. Alpine is required to advance candidate molecules to pre-defined preclinical milestones, and the Company will be responsible for the costs. The Company will then be required to assume responsibility for development and commercialization activities and costs.

Arrowhead Pharmaceuticals, Inc.

On June 18, 2021, the Company entered into a global agreement with Arrowhead Pharmaceuticals, Inc. (“Arrowhead”) for ARO-XDH, a discovery-stage investigational RNA interference (“RNAi”) therapeutic being developed by Arrowhead as a potential treatment for uncontrolled gout. Arrowhead granted the Company a worldwide exclusive license to develop, manufacture and commercialize medicines based on the RNAi therapeutic. Arrowhead is required to use commercially reasonable efforts to conduct research and preclinical development activities for the RNAi therapeutic products. The Company must use commercially reasonable efforts in, and will be responsible for, clinical development and commercialization of the RNAi therapeutic products. Under the terms of the agreement, the Company paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed medicines. The $40.0 million upfront payment was accounted for as the acquisition of an IPR&D asset and was recorded as acquired IPR&D and milestones expenses in the consolidated statement of comprehensive income during the year ended December 31, 2021.

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

The components of inventories as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$60,183	$43,366
Work-in-process	18,503	101,719
Finished goods	111,572	80,645
Inventories, net	$190,258	$225,730

During the year ended December 31, 2021, as part of the Viela acquisition, a step-up in the value of inventory of $151.6 million was recorded, which was composed of $10.1 million for raw materials, $120.9 million for work-in-process and $20.6 million for finished goods. Refer to Note 4 for further details. Inventory step-up expense recorded in cost of goods sold relating to UPLIZNA was $21.8 million and $8.9 million for the three months ended September 30, 2022 and 2021, respectively, and was $66.3 million and $16.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Because inventory step-up expense is related to an acquisition, will not continue indefinitely and has a significant effect on the Company’s gross profit, gross margin percentage and net income for all affected periods, the Company discloses balance sheet and income statement amounts related to inventory step-up within the Notes to the Condensed Consolidated Financial Statements.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Advance payments for inventory	$167,279	$160,103
Deferred charge for taxes on intercompany profit	149,236	66,175
Rabbi trust assets	25,106	26,519
Prepaid income taxes and income tax receivable	11,964	36,388
Other prepaid expenses and other current assets	86,510	67,921
Prepaid expenses and other current assets	$440,095	$357,106

Advance payments for inventory as of September 30, 2022 and December 31, 2021, primarily represented payments made to the contract manufacturer of TEPEZZA drug substance.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Buildings	$173,410	$174,209
Construction in process	61,355	28,210
Land and land improvements	44,147	40,468
Leasehold improvements	24,398	23,801
Machinery and equipment	22,431	18,390
Furniture and fixtures	20,244	19,318
Software	13,332	13,388
Other	11,954	10,418
	371,271	328,202
Less accumulated depreciation	(53,579)	(35,904)
Property, plant and equipment, net	$317,692	$292,298

Depreciation expense was $6.1 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively, and was $18.1 million and $12.0 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below presents goodwill for the Company’s reportable segments as of September 30, 2022 (in thousands):

	Orphan	Inflammation	Total
Balance at December 31, 2021	$1,010,538	$56,171	$1,066,709
Goodwill impairment during the year	—	(56,171)	(56,171)
Balance at September 30, 2022	$1,010,538	$—	$1,010,538

In May 2022, Apotex Corp. and its affiliate, Apotex Inc. (collectively, “Apotex”), initiated an at-risk launch of a generic version of PENNSAID 2% in the United States. The Company subsequently initiated patent infringement litigation against Apotex and Apotex agreed to a voluntary injunction against further sales of the generic product pending the outcome of a motion for summary judgment. The injunction prevents further sales by Apotex but does not prevent wholesalers from continuing to resell the initial generic product inventory Apotex sold to them prior to the injunction. Furthermore, the at-risk launch is expected to have an on-going negative impact on PENNSAID 2% net sales. As a result, the Company determined the generic product launch and the expected impact on PENNSAID 2% to be a triggering event to conduct an interim impairment analysis and an indicator it was more likely than not that the carrying amount of its inflammation reporting unit exceeded its fair value as of June 30, 2022.

The Company determined the fair value of the inflammation reporting unit as of June 30, 2022 using the income approach. The cash flow projections were based on a financial forecast developed by management that included net sales projections, which are updated annually, or more frequently based on events that may significantly impact forecasts.

The Company’s interim goodwill impairment test in the second quarter of 2022 indicated an impairment, which represented the difference between the estimated fair value of the inflammation reporting unit and its carrying value. As a result, the Company recognized an impairment charge of $56.2 million in June 2022 representing the full amount of goodwill for the inflammation reporting unit.

Intangible Assets

As of September 30, 2022, the Company’s finite-lived intangible assets primarily consisted of developed technology related to ACTIMMUNE, KRYSTEXXA, PROCYSBI, RAVICTI, RAYOS, TEPEZZA and UPLIZNA.

Intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology (1)	$4,650,292	$(1,913,460)	$2,736,832	$4,579,171	$(1,642,427)	$2,936,744
In-process research and development (1)	810,000	—	810,000	880,000	—	880,000
Other intangibles	29,894	(9,032)	20,862	29,894	(6,520)	23,374
Total intangible assets	$5,490,186	$(1,922,492)	$3,567,694	$5,489,065	$(1,648,947)	$3,840,118

(1)
In April 2022, the EC issued a legally binding decision based on the favorable recommendation of the CHMP of the EMA to grant a CMA for UPLIZNA for the treatment of adult patients with NMOSD in the EU. As a result, the Company transferred $70.0 million of IPR&D to developed technology in the second quarter of 2022. As of September 30, 2022, the remaining IPR&D relating to the Viela acquisition was $810.0 million.

Amortization expense for the three months ended September 30, 2022 and 2021 was $93.0 million and $90.4 million, respectively, and was $273.5 million and $245.3 million for the nine months ended September 30, 2022 and 2021, respectively. IPR&D is not amortized until successful regulatory approval of a project. As of September 30, 2022, estimated future amortization expense was as follows (in thousands):

2022 (October to December)	$92,921
2023	359,377
2024	359,377
2025	359,377
2026	304,115
Thereafter	1,282,527
Total	$2,757,694

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Payroll-related expenses	$111,894	$147,439
Accrued royalties	93,819	108,215
R&D and manufacturing programs	64,979	54,076
Allowances for returns	26,039	33,881
Share repurchase program	25,190	—
Advertising and marketing	22,078	16,930
Pricing review liability	17,049	21,075
Consulting and professional services	16,312	33,334
Refund liability (1)	12,215	16,711
Accrued interest	6,865	14,989
Accrued upfront and milestone payments	4,000	35,100
Accrued other	56,848	41,265
Accrued expenses and other current liabilities	$457,288	$523,015

(1)
The refund liability represents the amount of consideration that the Company may need to refund to MTPC if it does not sell the product that was shipped to MTPC. The refund liability is remeasured at each reporting date to reflect changes in the estimate of variable consideration, with a corresponding adjustment to revenue. Amounts expected to be settled within the 12 months following the balance sheet date are classified as current liabilities in the accompanying balance sheets. Amounts not expected to be settled within the 12 months following the condensed consolidated balance sheet date are classified as long-term liabilities. The following represents the changes to the refund liability for the nine months ended September 30, 2022 (in thousands):

Refund liability at December 31, 2021	$16,711
Shipments during nine months ended September 30, 2022	14,892
Remeasurement of refund liability recognized as revenue	(11,197)
Refund liability at September 30, 2022	$20,406
Less: current portion	12,215
Refund liability, net of current portion	$8,191

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued government rebates and chargebacks	$266,914	$222,632
Accrued co-pay and other patient assistance	50,112	46,038
Accrued commercial rebates and wholesaler fees	38,187	48,761
Accrued trade discounts and rebates	$355,213	$317,431
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	2,303	—
Total customer-related accruals and allowances	$357,516	$317,431

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2021 to September 30, 2022 (in thousands):

	Government Rebates and Chargebacks	Co-Pay and Other Patient Assistance	Commercial Rebates and Wholesaler Fees	Total
Balance at December 31, 2021	$222,632	$46,038	$48,761	$317,431
Current provisions relating to sales during the nine months ended September 30, 2022	616,207	277,229	147,981	1,041,417
Adjustments relating to prior-year sales	(26,396)	(3,497)	2,192	(27,701)
Payments relating to sales during the nine months ended September 30, 2022	(353,886)	(227,127)	(113,484)	(694,497)
Payments relating to prior-year sales	(189,410)	(42,531)	(47,193)	(279,134)
Balance at September 30, 2022	$269,147	$50,112	$38,257	$357,516

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

The orphan segment includes the medicines TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, UPLIZNA, ACTIMMUNE, BUPHENYL and QUINSAIR as well as the Company’s R&D programs. The inflammation segment includes the medicines RAYOS, PENNSAID 2%, DUEXIS and VIMOVO.

In the second quarter of 2022, Apotex initiated an at-risk launch of a generic version of PENNSAID 2% in the United States. The at-risk launch has reduced PENNSAID 2% net sales in the second and third quarter of 2022 and the Company expects this impact to continue in the future. As a result of the generic launch, the Company recognized an impairment charge of $56.2 million in June 2022 representing the full amount of goodwill for the inflammation reporting unit and the Company began winding down the inflammation segment, which it expects to be substantially complete in the fourth quarter of 2022. Refer to Note 8 for further details on the goodwill impairment.

The Company’s chief operating decision maker (“CODM”) evaluates the financial performance of the Company’s segments based upon segment operating income (loss). Segment operating income (loss) is defined as income before benefit for income taxes adjusted for the items set forth in the reconciliation below. Items below income from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s CODM. Additionally, certain expenses are not allocated to a segment. The Company does not report balance sheet information by segment as no balance sheet by segment is reviewed by the Company’s CODM.

The following table reflects net sales by medicine for the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
TEPEZZA	$490,935	$616,361	$1,472,200	$1,071,681
KRYSTEXXA	191,610	158,097	500,069	395,171
RAVICTI	84,202	76,323	238,181	217,566
PROCYSBI	57,784	49,346	155,061	142,484
UPLIZNA (1)	43,780	18,677	112,855	35,025
ACTIMMUNE	34,438	30,063	95,862	86,603
BUPHENYL	1,722	1,868	5,270	5,790
QUINSAIR	222	302	853	733
Orphan segment net sales	$904,693	$951,037	$2,580,351	$1,955,053

RAYOS	10,566	14,873	35,203	43,551
PENNSAID 2%	7,605	47,963	66,559	142,721
DUEXIS	2,017	20,915	3,210	62,490
VIMOVO	478	2,204	1,692	8,131
Inflammation segment net sales	$20,666	$85,955	$106,664	$256,893

Total net sales	$925,359	$1,036,992	$2,687,015	$2,211,946

(1)
UPLIZNA revenue is affected each reporting period by the changes in the estimate of variable consideration included in the remeasurement of the refund liability for shipments to MTPC. During the three and nine months ended September 30, 2022, the Company recognized $1.1 million and $11.2 million, respectively, of revenue as a result of the change in this estimate. The amount of variable consideration recognized is dependent on MTPC’s sales over which the Company has no direct control.

The table below provides reconciliations of the Company’s segment operating income (loss) to the Company’s total income before benefit for income taxes for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Segment operating income (loss)
Orphan	$366,888	$476,225	$1,033,477	$798,514
Inflammation	(10,776)	34,129	(1,979)	123,576
Reconciling items:
Amortization and step-up:
Intangible amortization expense	(92,951)	(90,368)	(273,546)	(245,260)
Inventory step-up expense	(21,779)	(8,912)	(66,342)	(16,914)
Share-based compensation	(45,066)	(54,804)	(137,515)	(170,394)
Interest expense, net	(22,480)	(22,977)	(65,145)	(59,018)
Depreciation	(6,130)	(4,111)	(18,073)	(11,955)
Acquired in-process research and development and milestones	(19,000)	(4,000)	(19,000)	(47,000)
Restructuring and realignment costs	(7,731)	(680)	(9,521)	(7,703)
Manufacturing facility start-up costs	(2,024)	(1,712)	(4,413)	(1,712)
Acquisition/divestiture-related costs	(825)	(9,224)	(3,437)	(95,741)
Impairment of goodwill	—	—	(56,171)	—
Litigation settlement	—	(5,000)	—	(5,000)
Impairment of long-lived asset	—	—	—	(12,371)
Gain on sale of asset	—	—	—	2,000
Foreign exchange loss	(768)	(476)	(320)	(1,363)
Other (expense) income, net	(2,277)	(849)	(5,408)	2,113
Income before benefit for income taxes	$135,081	$307,241	$372,607	$251,772

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its two reportable segments and all other customers as a group for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	For the Three Months Ended September 30,
	2022		2021
	Amount	% of Gross Sales	Amount	% of Gross Sales
Customer A	$342,904	27%	$387,705	27%
Customer B	281,342	22%	412,194	29%
Customer C	280,506	22%	275,966	19%
Customer D	234,323	18%	274,106	19%
Other Customers	129,362	11%	94,393	6%
Gross Sales	$1,268,437	100%	$1,444,364	100%

	For the Nine Months Ended September 30,
	2022		2021
	Amount	% of Gross Sales	Amount	% of Gross Sales
Customer A	$991,761	27%	$914,540	26%
Customer B	858,080	23%	1,071,370	30%
Customer C	833,656	22%	634,293	18%
Customer D	694,908	19%	577,545	16%
Other Customers	362,791	9%	331,342	10%
Gross Sales	$3,741,196	100%	$3,529,090	100%

Geographic revenues are determined based on the country in which the Company’s customers are located. The following table presents a summary of net sales attributed to geographic sources for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$913,023	99%	$1,031,991	100%
Rest of world	12,336	1%	5,001	*
Net sales	$925,359		$1,036,992
*Less than 1%

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$2,654,685	99%	$2,202,506	100%
Rest of world	32,330	1%	9,440	*
Net sales	$2,687,015		$2,211,946
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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,985,400	$—	$—	$1,985,400
U.S. Treasury securities	99,945	—	—	99,945
Interest rate swap contracts	—	33,669	—	33,669
Bank time deposits	—	14,512	—	14,512
Equity securities (1)	6,854	—	—	6,854
Other current assets	25,106	—	—	25,106
Total assets at fair value	$2,117,305	$48,181	$—	$2,165,486
Liabilities:
Foreign currency contracts	—	(2,687)	—	(2,687)
Other long-term liabilities	(25,106)	—	—	(25,106)
Total liabilities at fair value	$(25,106)	$(2,687)	$—	$(27,793)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,367,500	$—	$—	$1,367,500
Equity securities (1)	13,185	—	—	13,185
Bank time deposits	—	11,867	—	11,867
Other current assets	26,519	—	—	26,519
Total assets at fair value	$1,407,204	$11,867	$—	$1,419,071
Liabilities:
Other long-term liabilities	(26,519)	—	—	(26,519)
Total liabilities at fair value	$(26,519)	$—	$—	$(26,519)

(1)
The Company held investments in equity securities with readily determinable fair values of $6.9 million and $13.2 million as of September 30, 2022 and December 31, 2021, respectively, which are included in other long-term assets in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2022, the Company recognized net unrealized losses of $1.2 million and $6.3 million, respectively, in the other (expense) income, net line item of the Company’s condensed consolidated statement of comprehensive income, due to the change in fair value of these securities. There were no sales of equity securities for the three and nine months ended September 30, 2022.

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

As of September 30, 2022, the Company’s cash and cash equivalents included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

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

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Term Loan Facility due 2028	$1,576,000	$1,588,000
Term Loan Facility due 2026	418,026	418,026
Senior Notes due 2027	600,000	600,000
Total face value	2,594,026	2,606,026
Debt discount	(10,178)	(12,164)
Deferred financing fees	(18,708)	(22,629)
Total long-term debt	2,565,140	2,571,233
Less: current maturities	16,000	16,000
Long-term debt, net of current maturities	$2,549,140	$2,555,233

Term Loan Facility and Revolving Credit Facility

On March 15, 2021, Horizon Therapeutics USA, Inc. (the “Borrower” or “HTUSA”), a wholly-owned subsidiary of the Company, borrowed approximately $1.6 billion aggregate principal amount of loans (the “2028 Term Loans”) pursuant to an amendment (the “March 2021 Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018, Amendment No. 5, dated March 11, 2019, Amendment No. 6, dated May 22, 2019, Amendment No. 7, dated December 18, 2019 and the Incremental Amendment and Joinder Agreement, dated August 17, 2020 (the “Term Loan Facility”). Pursuant to Amendment No. 7, the Borrower borrowed approximately $418.0 million aggregate principal amount of loans (the “2026 Term Loans”). Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments, which was increased to $275.0 million aggregate amount of revolving commitments (the “Incremental Revolving Commitments”) pursuant to the Incremental Amendment and Joinder Agreement. The Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) that includes a $50.0 million letter of credit sub-facility. The Incremental Revolving Commitments will terminate in March 2024. Borrowings under the Revolving Credit Facility are available for general corporate purposes. As of September 30, 2022, the Revolving Credit Facility was undrawn. As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through the March 2021 Amendment.

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

The interest on the 2028 Term Loans is variable and, as of September 30, 2022, the interest rate on the 2028 Term Loans was 4.88% and the effective interest rate was 5.11%.

The interest on the 2026 Term Loans is variable and, as of September 30, 2022, the interest rate on the 2026 Term Loans was 5.13% and the effective interest rate was 5.40%.

As of September 30, 2022, the fair value of the amounts outstanding under the 2028 Term Loans and the 2026 Term Loans were approximately $1,558.2 million and $413.8 million, respectively, categorized as a Level 2 instrument, as defined in Note 12.

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

As of September 30, 2022, the interest rate on the 2027 Senior Notes was 5.50% and the effective interest rate was 5.76%.

As of September 30, 2022, the fair value of the 2027 Senior Notes was approximately $611.3 million, categorized as a Level 2 instrument, as defined in Note 12.

NOTE 14 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate risk

The Company is a party to interest rate swap agreements designated as cash flow hedges with notional amounts totaling $800.0 million as of September 30, 2022, which effectively fix LIBOR at approximately 2.8% through December 24, 2026. These agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable monthly interest rates on $800.0 million of the Company’s 2028 Term Loans and the 2026 Term Loans. The change in fair value is recorded as part of other comprehensive income (loss). Interest expense, net is adjusted to include the payments made or received under the swap agreements.

Foreign currency risk

The Company also enters into foreign currency forward contracts with durations of one month or less to mitigate the foreign currency risk related to certain balance sheet positions. The Company has not elected hedge accounting for these transactions and they are recorded at fair value. As of September 30, 2022, the Company had outstanding foreign currency forward contracts to sell $123.7 million and purchase €79.5 million, CHF 37.0 million, and CAD $7.5 million, all of which had settlement dates of less than one month.

No amounts are excluded from the assessment of effectiveness for cash flow hedges. Refer to Note 12 for further details on the valuation methodologies for the Company’s derivative instruments.

The following table summarizes the amounts and locations of the Company’s derivative instruments on the condensed consolidated balance sheet as of September 30, 2022 (in thousands):

	Fair value - Derivatives in asset position		Fair value - Derivatives in liability position
	Balance sheet location	September 30, 2022	Balance sheet location	September 30, 2022
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other current assets	$11,247	Accrued expenses and other current liabilities	$—
Designated as cash flow hedges	Other assets	22,422	Other long-term liabilities	—
Foreign currency forward contracts
Not designated as hedges	Prepaid expenses and other current assets	—	Accrued expenses and other current liabilities	2,687
Total derivatives		$33,669		$2,687

While foreign currency forward contracts are subject to a master netting arrangement, the Company does not offset derivative assets and liabilities within the condensed consolidated balance sheet.

The following table summarizes the pre-tax amount and locations of derivative instrument net gains (losses) recognized in the condensed consolidated statement of comprehensive income (in thousands):

	Location	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Interest rate swap contracts designated as cash flow hedges	Interest expense, net	$(1,281)	$(1,438)
Foreign currency forward contracts not designated as cash flow hedges	Foreign exchange loss	(6,484)	(9,732)

The following table presents the pre-tax amounts of gains from derivative instruments recognized in other comprehensive income (loss) (in thousands):

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Interest rate swap contracts designated as cash flow hedges	$31,054	$33,669

Assuming market rates remain constant through contract maturities, the Company expects to reclassify pre-tax net gains of $11.4 million into interest expense, net for interest rate swap cash flow hedges within the next 12 months.

The cash flow effects of the Company’s derivative contracts in the condensed consolidated statement of cash flows are included in operating activities.

NOTE 15 – LEASE OBLIGATIONS

As of September 30, 2022, the Company had the following office space lease agreements in place for real properties:

Location	Approximate Square Feet	Lease Expiry Date
Dublin, Ireland	80,000	July 1, 2032 to May 4, 2041
Lake Forest, Illinois	160,000	March 31, 2031
South San Francisco, California	40,000	December 31, 2031
Rockville, Maryland	42,000	August 31, 2024 to May 31, 2026
Chicago, Illinois	9,200	December 31, 2028
Washington, D.C.	6,000	September 30, 2024
Mannheim, Germany	4,800	December 31, 2023

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

As of September 30, 2022 and December 31, 2021, the Company had right-of-use lease assets included in other long-term assets of $101.3 million and $75.7 million, respectively; current lease liabilities included in accrued expenses and other current liabilities of $6.4 million and $3.6 million, respectively; and non-current lease liabilities included in other long-term liabilities of $111.2 million and $93.8 million, respectively, in its condensed consolidated balance sheets.

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

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method. Rent expense was $3.1 million and $2.8 million for the three months ended September 30, 2022 and 2021, respectively, and $9.2 million and $6.8 million for the nine months ended September 30, 2022 and 2021, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the Company’s condensed consolidated balance sheet as of September 30, 2022 (in thousands):

2022 (October to December)	$2,105
2023	12,839
2024	13,689
2025	13,163
2026	12,792
Thereafter	98,449
Total lease payments	153,037
Imputed interest	(35,403)
Total lease liabilities	$117,634

The weighted-average discount rate and remaining lease term for leases as of September 30, 2022 was 4.47% and 13.48 years, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s supply agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance. In addition, the Company must provide AGC Biologics with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order. As of September 30, 2022, the Company had binding purchase commitments with AGC Biologics for TEPEZZA drug substance of €68.1 million ($66.8 million converted at a Euro-to-Dollar exchange rate as of September 30, 2022 of 0.9815), to be delivered through September 2024. Under the Company’s supply agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order. As of September 30, 2022, the Company had binding purchase commitments with Catalent for TEPEZZA drug product of $4.8 million, to be delivered through March 2024. The Company received U.S. Food and Drug Administration (“FDA”) approval in December 2021 for a second TEPEZZA drug product manufacturer, Patheon Pharmaceuticals Inc. (“Patheon”). Under the Company’s supply agreement with Patheon, the Company must provide Patheon with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order. As of September 30, 2022, the Company had binding purchase commitments with Patheon for TEPEZZA drug product of €7.8 million ($7.6 million converted at an exchange rate as of September 30, 2022 of 0.9815), to be delivered through March 2024.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least 80% of its annual worldwide bulk product requirements for KRYSTEXXA from BTG Israel. Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA. The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order. The first nine months of each forecast is considered a binding firm order. As of September 30, 2022, the Company had a total purchase commitment, including the minimum annual order quantities and binding firm orders, with BTG Israel for KRYSTEXXA of $33.4 million, to be delivered through December 2026.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE to the Company. The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least September 30, 2024. As of September 30, 2022, the minimum purchase commitment to Boehringer Ingelheim Biopharmaceuticals was €7.5 million ($7.4 million converted using a Euro-to-Dollar exchange rate of 0.9815 as of September 30, 2022) through September 2024.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of BUPHENYL, DUEXIS, PENNSAID 2%, PROCYSBI, QUINSAIR, RAVICTI, RAYOS, UPLIZNA and VIMOVO of $20.1 million were outstanding as of September 30, 2022.

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

On August 3, 2022, the Company received a civil investigative demand from the United States Department of Justice (“DOJ”) pursuant to the Federal False Claims Act regarding an investigation concerning potentially false information in prior authorization forms. A prior authorization form is a managed care practice whereby the payor (either a commercial insurer or a government health program) requires that the prescribing physician provide additional justification or information supporting the physician’s decision to prescribe a particular medicine. The civil investigative demand requests certain documents and information related to DUEXIS, PENNSAID 2%, VIMOVO and RAYOS. The Company is cooperating with the investigation and the DOJ has not indicated to the Company whether it believes the Company engaged in any wrongdoing or if the Company is the subject of the investigation. While the Company is not aware of any fraudulent scheme to provide false information in prior authorization forms for its medicines that resulted in improper payments from government healthcare programs, no assurance can be given as to the timing or outcome of the DOJ’s investigation, or that it will not result in a material adverse effect on the Company’s business.

In the third quarter of 2022, the Company was served with complaints from plaintiffs alleging to have taken TEPEZZA and suffered hearing impairments. Although hearing impairment, including deafness, was identified as a potential adverse event in the pivotal clinical trials for TEPEZZA, addressed at the FDA advisory committee meeting that considered the safety and efficacy of TEPEZZA, and listed as a potential adverse event in the FDA-approved TEPEZZA product label, the plaintiffs allege that the Company failed to adequately inform them about the risk of hearing impairment before taking the medicine. The Company intends to vigorously defend itself in the lawsuits and maintains insurance coverage for product liability claims. Nevertheless, no assurance can be given as to the outcome of the litigation, whether additional similar lawsuits will be initiated or whether the Company’s insurance coverage will be adequate to cover the costs of the litigation or any resulting settlements or judgments.

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

The Company’s remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($43.6 million when converted using a CHF-to-Dollar exchange rate at September 30, 2022 of 1.0147).

Other Agreements

Q32 Bio Inc.

On August 12, 2022, the Company entered into a collaboration and option agreement with Q32 related to its pipeline candidate ADX-914, a monoclonal antibody antagonist of the interleukin-7 receptor for the treatment of autoimmune and inflammatory diseases. An upfront payment of $15.0 million was paid in the third quarter of 2022. In addition, milestone-based development funding of $17.5 million is expected to be paid in the fourth quarter of 2022. The Company may also be obligated to pay up to $22.5 million in the form of additional milestone-based development funding. If the Company exercises the option, it may be obligated to make up to an additional $645.0 million in closing and milestone payments, as well as tiered royalties on net sales from a high single-digit to a low double-digit percentage, inclusive of certain amounts payable to a third party under a pre-existing license agreement. Refer to Note 4 for further details.

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

Under the terms of the agreements, the Company paid Alpine $15.0 million in the fourth quarter of 2021 and paid $25.0 million in the first quarter of 2022. In addition, Alpine is eligible to receive up to $381.0 million per program, or approximately $1.52 billion in total, in future success-based payments related to development, regulatory and commercial milestones. Additionally, Alpine is eligible to receive tiered royalties from a mid-single-digit percentage to a low double-digit percentage on worldwide net sales of licensed medicines. Alpine is required to advance candidate molecules to pre-defined preclinical milestones, and the Company will be responsible for the costs. The Company will then be required to assume responsibility for development and commercialization activities and costs. Refer to Note 4 for further details.

Arrowhead Pharmaceuticals, Inc.

On June 18, 2021, the Company entered into a global agreement with Arrowhead for ARO-XDH, a discovery-stage investigational RNAi therapeutic being developed by Arrowhead as a potential treatment for uncontrolled gout. Arrowhead granted the Company a worldwide exclusive license to develop, manufacture and commercialize medicines based on the RNAi therapeutic. Arrowhead is required to use commercially reasonable efforts to conduct research and preclinical development activities for the RNAi therapeutic products. The Company must use commercially reasonable efforts in, and will be responsible for, clinical development and commercialization of the RNAi therapeutic products. Under the terms of the agreement, the Company paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed medicines. Refer to Note 4 for further details.

Venture capital funds

The Company is committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P. As of September 30, 2022, the total carrying amount of the Company’s investments in these funds was $23.7 million, which is included in other long-term assets in the condensed consolidated balance sheet. As of September 30, 2022, the Company’s total future commitments to these funds were $36.3 million. During the nine months ended September 30, 2022 and 2021, the Company recorded investment income under the equity method of $1.8 million and $0.3 million, respectively, in the other (expense) income, net line item of the Company’s condensed consolidated statement of comprehensive income related to these funds.

Non-cancellable advertising commitments

As of September 30, 2022, the Company had $56.2 million of non-cancellable advertising commitments due within one year, primarily related to its U.S. commercial business.

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

On May 17, 2022, the Company moved for a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, offer to sell, or sale of the Apotex ANDA Product. On May 27, 2022, the parties filed a stipulated preliminary injunction and a proposed expedited briefing schedule to present the underlying license dispute to the District Court by way of a motion for summary judgment. On May 31, 2022, the District Court entered the preliminary injunction. On August 23, 2022, the District Court held a hearing on the motion for summary judgment and the parties subsequently provided supplemental briefing on certain legal matters requested by the District Court.

PROCYSBI

On February 2, 2022 and February 16, 2022, the Company received notice from Teva Pharmaceuticals, Inc. (“Teva”) that it had filed Abbreviated New Drug Applications (“ANDA”) with the FDA seeking approval of generic versions of PROCYSBI granules and capsules, respectively. The ANDAs contained Paragraph IV Patent Certifications alleging that the patents covering PROCYSBI granules and capsules are invalid and/or will not be infringed by Teva’s manufacture, use or sale of the medicines for which the ANDAs were submitted. On March 15, 2022, the Company filed suit against Teva in the United States District Court for the District of New Jersey for patent infringement, seeking to prevent Teva from selling its generic versions of PROCYSBI granules and capsules.

RAVICTI

On June 7, 2022, the Company received notice from Taro Pharmaceuticals Industries, Ltd. (“Taro”) that it had filed an ANDA with the FDA seeking approval of a generic version of RAVICTI. The ANDA contained Paragraph IV Patent Certification alleging that the patents covering RAVICTI are invalid and/or will not be infringed by Taro’s manufacture, use or sale of the medicine for which the ANDA was submitted. On July 20, 2022, the Company filed suit against Taro in the United States District Court for the District of New Jersey for patent infringement, seeking to prevent Taro from selling its generic version of RAVICTI.

NOTE 18 – SHAREHOLDERS’ EQUITY

In September 2022, the Company’s board of directors authorized a share repurchase program pursuant to which the Company may repurchase up to $500.0 million of its ordinary shares. Under the program, the Company may repurchase ordinary shares from time to time on the open market or through privately negotiated transactions or structured repurchase transactions. In the third quarter of 2022, the Company executed open market share repurchases of 1.8 million ordinary shares under this repurchase program for total consideration of $113.4 million, of which $88.2 million was settled as of September 30, 2022. All ordinary shares repurchased were subsequently retired. The timing and amount of future repurchases, if any, will depend on a variety of factors, including the price of the Company’s ordinary shares, alternative investment opportunities, the Company’s cash resources, restrictions under the Company’s debt agreements, corporate and regulatory requirements and market conditions. The Company expects to continue to fund the repurchase of its ordinary shares, if any, under the program with existing cash and cash equivalents.

NOTE 19 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at September 30, 2022 included its 2011 Equity Incentive Plan, as amended, Amended and Restated 2014 Equity Incentive Plan (“2014 EIP”), 2014 Non-Employee Equity Plan, as amended (“2014 Non-Employee Plan”), 2020 Employee Share Purchase Plan (“2020 ESPP”), Amended and Restated 2020 Equity Incentive Plan, as amended (“2020 EIP”), and Amended and Restated 2018 Equity Incentive Plan (“2018 EIP”).

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

As of September 30, 2022, an aggregate of 2,193,376 ordinary shares were authorized and available for future issuance under the 2020 ESPP, an aggregate of 18,923,403 ordinary shares were authorized and available for future grants under the 2020 EIP, an aggregate of 483,069 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Plan and an aggregate of 1,792,272 ordinary shares were authorized and available for future grants under the 2018 EIP.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	6,209,583	$23.91	3.95	$520,651
Exercised	(1,004,381)	22.65	—	—
Forfeited	(42,329)	53.78	—	—
Expired	(5,335)	28.96	—	—
Outstanding as of September 30, 2022	5,157,538	$23.91	3.17	$196,792
Exercisable as of September 30, 2022	4,975,605	$23.02	3.02	$193,807

Stock options typically have a contractual term of ten years from grant date.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2022:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2021	4,412,681	$52.67
Granted	1,864,902	100.09
Vested	(2,253,017)	42.48
Forfeited	(430,816)	79.43
Outstanding as of September 30, 2022	3,593,750	$80.51

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the nine months ended September 30, 2022:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2021	1,528,216
Granted	309,470	$138.41	4.65%	$131.98
Forfeited	(53,233)	$105.34	6.50%	98.49
Vested	(913,490)	$33.20	6.15%	31.16
Performance Based Adjustment (1)	190,529	$31.54	6.60%	29.46
Outstanding as of September 30, 2022	1,061,492

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

In April 2021 and October 2021, the Company’s board of directors approved modifications of certain outstanding awards of two senior executives, one of whom retired in January 2022 and the other whose employment was terminated in January 2022. The modifications provided for continued vesting of performance awards post termination of services that would have otherwise been forfeited. The modifications resulted in an incremental expense of $6.4 million accrued through the senior executives’ respective retirement and termination dates.

All PSUs outstanding on September 30, 2022 may vest in a range of between 0% and 200%, with the exception of certain modified PSUs granted in 2020 and based on net sales which are capped at 150%. The Company accounts for all PSUs as equity-settled awards in accordance with ASC 718, Compensation-Stock Compensation. Because the value of the 2022 Relative TSR PSUs is dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value on the grant date. As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2022 Relative TSR PSUs during the nine months ended September 30, 2022, include:

Valuation date stock price	$105.97
Expected volatility	45.01%
Risk free rate	1.01%

The value of the 2022 Strategic PSUs and 2022 Financial PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full-period performance against targets, and the Company adjusts the expense quarterly.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Share-based compensation expense
Cost of goods sold	$6,638	$6,875
Research and development	21,308	32,851
Selling, general and administrative	109,569	130,668
Total share-based compensation expense	$137,515	$170,394

During the nine months ended September 30, 2022 and 2021, the Company recognized $54.9 million and $77.1 million of tax benefit, respectively, related to share-based compensation resulting primarily from the fair value of equity awards at the time of the exercise of stock options and vesting of restricted stock units and PSUs. As of September 30, 2022, the Company estimated that pre-tax unrecognized compensation expense of $284.2 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the second quarter of 2023. The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2020 EIP and the 2018 EIP.

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

The following table presents the benefit for income taxes for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Income before benefit for income taxes	$135,081	$307,241	$372,607	$251,772
Benefit for income taxes	(758)	(19,302)	(28,467)	(109,537)
Net income	$135,839	$326,543	$401,074	$361,309

During the three and nine months ended September 30, 2022, the Company recorded a benefit for income taxes of $0.8 million and a benefit for income taxes of $28.5 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded a benefit for income taxes of $19.3 million and $109.5 million, respectively. The decrease in benefit for income taxes recorded during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, resulted primarily from a tax benefit recognized during the nine months ended September 30, 2021 due to a reduction in the state tax rate expected to apply to the reversal of temporary differences between the book values and tax bases of certain assets acquired through the Viela acquisition, the mix of pre-tax income and losses incurred in various tax jurisdictions and a decrease in the tax benefits recognized on share-based compensation.

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

As of September 30, 2022, our commercial portfolio consisted of the following medicines:

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
RAYOS® (prednisone) delayed-release tablets, for oral use
PENNSAID® (diclofenac sodium topical solution) 2% w/w, or PENNSAID 2%, for topical use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

Acquisitions and Divestitures

Since January 1, 2021, we completed the following acquisitions and divestitures:

•
In July 2021, we completed the purchase of a drug product biologics manufacturing facility from EirGen Pharma Limited, or EirGen, a subsidiary of OPKO Health, Inc., in Waterford, Ireland for $67.9 million.
•
In March 2021, we completed the acquisition of Viela Bio, Inc., or Viela, in which we acquired all of the issued and outstanding shares of Viela’s common stock for $53.00 per share in cash. The total consideration for the acquisition was approximately $3.0 billion, including cash acquired of $342.3 million.

Impact of COVID-19

The COVID-19 pandemic has had a negative impact on our operations and net sales during 2022, including due to the emergence of new variants of the virus and resulting disruptions in healthcare operations and employee absences among our commercial team. In addition, our clinical trials have been and may in the future be affected by the COVID-19 pandemic as referred to below.

Economic and health conditions in the United States and across most of the world are continuing to change because of the COVID-19 pandemic. Although COVID-19 is a global issue that has altered business and consumer activity, the biopharmaceutical industry is considered a critical and essential industry in the United States and many other countries and, therefore, we do not currently expect any government-imposed extended shutdowns of suppliers or distribution channels, although our suppliers and other third parties on which we rely could be impacted by employee absences due to COVID-19 illnesses. While certain of our contract manufacturers are involved in manufacturing vaccines for COVID-19, we do not currently expect these activities to impact the future supply of our medicines. In respect of our medicines, we believe we have sufficient inventory of raw materials and finished goods and we expect patients to be able to continue to receive their medicines at a site of care, for our infused medicines, and from their current pharmacies, alternative pharmacies or, if necessary, by direct shipment from our third-party providers that have such capability, for our other medicines.

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

Our other medicines

Patient motivation to continue treatment remains high for our other orphan segment medicines, RAVICTI, PROCYSBI and ACTIMMUNE, and therefore net sales for these three medicines were stable during 2020, 2021 and the nine months ended September 30, 2022, with less impact from COVID-19 compared to our other medicines.

Clinical trials

Our clinical trials have been and may in the future be affected by COVID-19.We experienced enrollment delays in our TEPEZZA clinical trial in chronic/low clinical activity score, or CAS, thyroid eye disease, or TED, due to the impacts of the omicron variant of COVID-19 and in our UPLIZNA clinical trial in myasthenia gravis due to government ordered COVID-19 lockdowns in China, combined with other negative impacts related to the conflict in Ukraine. As a result, we expect data from our TEPEZZA clinical trial in chronic/low CAS TED in the second quarter of 2023 and topline data for our clinical trial of UPLIZNA in myasthenia gravis in 2024. In addition, clinical site initiation and patient enrollment may be delayed due to staffing shortages or prioritization of hospital and healthcare resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a result of, or a precaution against, contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if healthcare services are interrupted due to COVID-19. Some clinical sites in the United States and other countries have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Our commercialization strategy for our on-market rare disease medicines, including our key growth drivers TEPEZZA, KRYSTEXXA and UPLIZNA, includes initiatives to increase awareness of the conditions each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for international commercialization and more effective uses through clinical trials. For TEPEZZA and KRYSTEXXA, initiatives include promoting earlier treatment by driving awareness of the benefits of the medicines, and for UPLIZNA, initiatives include increasing awareness of what differentiates our medicines from other available therapies. Additional strategies for our on-market rare disease medicines include optimizing timely access for patients to the medicines and maximizing the value of the medicines through investment in clinical trials. Specifically, with respect to TEPEZZA, we are further expanding our commercial team and continuing to invest in our direct-to-consumer marketing activities, as well as refining our marketing and physician education strategies to address challenges we identified earlier this year in driving adoption by ocular specialists and driving an urgency among ophthalmologists and endocrinologists to diagnose and refer TED patients.

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

The aim of our global expansion strategy is to build a global presence in targeted international markets to support the (i) continued launch of UPLIZNA in certain European markets this year; (ii) potential approvals and commercial launches of UPLIZNA in other markets, including Brazil, in the coming years; and (iii) potential approvals and commercial launches of TEPEZZA in Japan, Brazil, Europe and other international markets over the next several years. We plan to use a combination of direct marketing and partnerships for our global expansion efforts and are establishing the infrastructure needed to support these activities.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2022 and 2021

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

	For the Three Months Ended September 30,		Change	Change
	2022	2021	$	%
	(in thousands, except percentages)
Net sales	$925,359	$1,036,992	$(111,633)	(11)%
Cost of goods sold	234,132	251,640	(17,508)	(7)%
Gross profit	691,227	785,352	(94,125)	(12%)
Operating expenses:
Research and development	114,058	89,549	24,509	27%
Acquired in-process research and development and milestones	19,000	4,000	15,000	375%
Selling, general and administrative	397,563	360,260	37,303	10%
Total operating expenses	530,621	453,809	76,812	17%
Operating income	160,606	331,543	(170,937)	(52)%
Other expense, net:
Interest expense, net	(22,480)	(22,977)	497	2%
Foreign exchange loss	(768)	(476)	(292)	(61)%
Other expense, net	(2,277)	(849)	(1,428)	(168)%
Total other expense, net	(25,525)	(24,302)	(1,223)	(5)%
Income before benefit for income taxes	135,081	307,241	(172,160)	(56)%
Benefit for income taxes	(758)	(19,302)	18,544	96%
Net income	$135,839	$326,543	$(190,704)	(58)%

Beginning with the third quarter of 2022, we are separately presenting upfront, milestone, and similar payments pursuant to collaborations, licenses of third-party technologies, and asset acquisitions as “Acquired in-process research and development and milestones” expenses in the condensed consolidated statement of comprehensive income. Amounts recorded in this line item for the three and nine months ended September 30, 2022 would have historically been recorded to R&D expenses. We believe the new classification assists users of the financial statements in better understanding the payments incurred to acquire in-process research and development, or IPR&D. Prior period condensed consolidated statements of comprehensive income have been reclassified to conform with the new classification.

Net sales. Net sales decreased $111.6 million, or 11%, to $925.4 million during the three months ended September 30, 2022, from $1,037.0 million during the three months ended September 30, 2021. The decrease in net sales during the three months ended September 30, 2022 was primarily due to a decrease in net sales in our inflammation segment of $65.3 million and a decrease in net sales in our orphan segment of $46.3 million when compared to the three months ended September 30, 2021. The decrease in our orphan segment was primarily due to a decrease in TEPEZZA net sales of $125.5 million, partially offset by an increase in KRYSTEXXA net sales of $33.5 million and an increase in UPLIZNA net sales of $25.1 million.

The following table reflects net sales by medicine for the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	For the Three Months Ended September 30,		Change	Change
	2022	2021	$	%
TEPEZZA	$490,935	$616,361	$(125,426)	(20)%
KRYSTEXXA	191,610	158,097	33,513	21%
RAVICTI	84,202	76,323	7,879	10%
PROCYSBI	57,784	49,346	8,438	17%
UPLIZNA	43,780	18,677	25,103	134%
ACTIMMUNE	34,438	30,063	4,375	15%
BUPHENYL	1,722	1,868	(146)	(8)%
QUINSAIR	222	302	(80)	(26)%
Orphan segment net sales	$904,693	$951,037	$(46,344)	(5)%

RAYOS	10,566	14,873	(4,307)	(29)%
PENNSAID 2%	7,605	47,963	(40,358)	(84)%
DUEXIS	2,017	20,915	(18,898)	(90)%
VIMOVO	478	2,204	(1,726)	(78)%
Inflammation segment net sales	$20,666	$85,955	$(65,289)	(76)%

Total net sales	$925,359	$1,036,992	$(111,633)	(11)%

Orphan Segment

TEPEZZA. Net sales decreased $125.5 million, or 20%, to $490.9 million during the three months ended September 30, 2022, from $616.4 million during the three months ended September 30, 2021. Net sales decreased by approximately $139.6 million due to lower sales volumes, which was partially offset by a $14.1 million increase due to higher net pricing. The decrease in sales volume growth during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily a result of TEPEZZA net sales in the third quarter of 2021 accounting for a larger share of full-year 2021 net sales due to a supply disruption caused by the U.S. government-mandated COVID-19 vaccine orders and our subsequent resupply of TEPEZZA to the market in April 2021. We identified certain challenges, including the often-burdensome reimbursement process, that we believe contributed to slower-than-expected growth of TEPEZZA in the first half of 2022 which will continue to moderate TEPEZZA net sales growth for the remainder of the year. We began executing on several opportunities to accelerate growth, including significantly expanding the size of our TEPEZZA sales force to allow our representatives more time with core TEPEZZA prescribers while educating other key physicians, including ophthalmologists and endocrinologists, about TED and TEPEZZA. We are also spending more time and focus on the reimbursement process to more effectively support the patient access journey. We also continue to invest significantly in direct-to-consumer advertising based on the returns we have seen to date. However, it will continue to take some time for these strategies to contribute meaningfully to TEPEZZA net sales growth.

KRYSTEXXA. Net sales increased $33.5 million, or 21%, to $191.6 million during the three months ended September 30, 2022, from $158.1 million during the three months ended September 30, 2021. Net sales increased by approximately $27.7 million due to volume growth and $5.8 million due to higher net pricing. We expect net sales for KRYSTEXXA to continue to increase in future periods primarily due to the use of KRYSTEXXA with methotrexate following the approval of our supplemental biologics license application, or sBLA, in July 2022, which expanded KRYSTEXXA’s labeling to include co-administration with methotrexate.

RAVICTI. Net sales increased $7.9 million, or 10%, to $84.2 million during the three months ended September 30, 2022, from $76.3 million during the three months ended September 30, 2021. Net sales increased by approximately $4.7 million due to higher net pricing and $3.2 million due to volume growth.

PROCYSBI. Net sales increased $8.5 million, or 17%, to $57.8 million during the three months ended September 30, 2022, from $49.3 million during the three months ended September 30, 2021. Net sales increased by approximately $10.6 million due to higher net pricing, partially offset by a decrease of $2.1 million due to lower sales volume. The $10.6 million impact from higher net pricing was primarily driven by a benefit from a $7.5 million partial release in the pricing review liability recorded during the three months ended September 30, 2022, as a result of a decision made by the Patented Medicine Prices Review Board, or PMPRB, in September 2022 relating to PROCYSBI pricing in Canada.

UPLIZNA. Net sales increased $25.1 million, or 134%, to $43.8 million during the three months ended September 30, 2022, from $18.7 million during the three months ended September 30, 2021. Net sales in the United States increased by $22.5 million, which was composed of an increase of $19.1 million due to higher sales volume and $3.4 million due to higher net pricing. The remaining $2.6 million increase in net sales related primarily to revenue from our international partners recognized during the three months ended September 30, 2022.

Inflammation Segment

RAYOS. Net sales decreased $4.3 million, or 29%, to $10.6 million during the three months ended September 30, 2022, from $14.9 million during the three months ended September 30, 2021. Net sales decreased by approximately $3.5 million due to lower net pricing and by approximately of $0.8 million due to lower sales volume.

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

PENNSAID 2%. Net sales decreased $40.4 million, or 84%, to $7.6 million during the three months ended September 30, 2022, from $48.0 million during the three months ended September 30, 2021. Net sales decreased by approximately $29.5 million resulting from lower net pricing and by approximately $10.9 million due to lower sales volume.

In May 2022, Apotex Corp. and its affiliate, Apotex Inc., or collectively Apotex, initiated an at-risk launch of a generic version of PENNSAID 2% in the United States. We subsequently initiated patent infringement litigation against Apotex and Apotex agreed to a voluntary injunction against further sales of the generic product pending the outcome of a motion for summary judgment. The injunction prevents further sales by Apotex but does not prevent wholesalers from continuing to resell the initial generic product inventory Apotex sold to them prior to the injunction. The generic competition reduced our PENNSAID 2% sales, resulting in increased utilization of co-pay and other patient assistance programs for PENNSAID 2%, which negatively impacted net pricing. We expect our net sales for PENNSAID 2% to continue declining in future periods primarily due to generic competition and the wind down of our inflammation segment, as described below.

DUEXIS. Net sales decreased $18.9 million, or 90%, to $2.0 million during the three months ended September 30, 2022, from $20.9 million during the three months ended September 30, 2021. Net sales decreased by approximately $16.6 million resulting from lower sales volume, primarily due to the impact of generic competition, and by approximately $2.3 million due to lower net pricing.

Due to the impact of the at-risk launch of generic PENNSAID 2%, we redeployed a portion of our inflammation commercial team to support our TEPEZZA and KRYSTEXXA expansion. We began winding down activities, including active promotion efforts and associated HorizonCares support, for our inflammation segment, which we expect to be substantially complete in the fourth quarter of 2022. As a result, we expect that sales volumes for PENNSAID 2% and RAYOS will decline significantly for the remainder of 2022.

The table below reconciles our gross to net sales for the three months ended September 30, 2022 and 2021 (in millions, except percentages):

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$1,268.4	100.0%	$1,444.4	100.0%
Adjustments to gross sales:
Prompt pay and other discounts	(1.1)	(0.1)%	(11.5)	(0.8)%
Medicine returns	(6.1)	(0.5)%	(4.4)	(0.3)%
Co-pay and other patient assistance	(90.1)	(7.1)%	(114.9)	(7.9)%
Commercial rebates and wholesaler fees	(48.0)	(3.7)%	(77.6)	(5.4)%
Government rebates and chargebacks	(197.8)	(15.6)%	(199.0)	(13.8)%
Total adjustments	(343.1)	(27.0)%	(407.4)	(28.2)%
Net sales	$925.3	73.0%	$1,037.0	71.8%

Cost of Goods Sold. Cost of goods sold decreased $17.5 million, or 7%, to $234.1 million during the three months ended September 30, 2022, from $251.6 million during the three months ended September 30, 2021. The decrease in cost of goods sold during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, was primarily due to a decrease in royalty and earnout expense and a decrease in total cost of medicines sold, partially offset by an increase in inventory step-up expense. Royalty and earnout expense decreased by $13.8 million primarily due to royalties payable on net sales of TEPEZZA, which decreased in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to lower net sales. Total cost of medicines sold decreased by $12.4 million primarily due to lower net sales volumes for TEPEZZA during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Inventory step-up expense increased by $12.9 million related to UPLIZNA based on the acquired units of inventory sold during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. As a percentage of net sales, cost of goods sold (excluding intangible amortization expense of $91.9 million during the three months ended September 30, 2022 and $89.9 million during the three months ended September 30, 2021) was 15% during the three months ended September 30, 2022, compared to 16% during the three months ended September 30, 2021. The decrease in cost of goods sold as a percentage of net sales was primarily due to a change in the mix of medicines sold, partially offset by an increase in inventory step-up expense related to UPLIZNA as noted above.

Research and Development Expenses. R&D expenses increased $24.6 million, or 27%, to $114.1 million during the three months ended September 30, 2022, from $89.5 million during the three months ended September 30, 2021. The increase was primarily due to a $17.8 million increase in clinical trial costs reflecting increased activity in our R&D pipeline during the three months ended September 30, 2022 compared to three months ended September 30, 2021.

We expect our R&D expenses to continue increasing significantly in future periods as a result of our on-going and planned clinical trials for our pipeline, including medicine candidates and development programs acquired in 2021.

Acquired In-Process Research and Development and Milestones Expenses. Acquired IPR&D and milestones expenses increased $15.0 million, or 375%, to $19.0 million during the three months ended September 30, 2022, from $4.0 million during the three months ended September 30, 2021. The increase was due to the recognition of the $15.0 million upfront payment made pursuant to the collaboration and option agreement entered into with Q32 Bio Inc., or Q32, during the three months ended September 30, 2022. Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $37.3 million, or 10%, to $397.6 million during the three months ended September 30, 2022, from $360.3 million during the three months ended September 30, 2021. The increase was primarily due to costs associated with the commercialization of our medicines and global expansion initiatives, including increases of $11.6 million in employee-related expenses, $7.6 million in marketing program costs and $3.7 million for consultancy costs. In addition, we incurred severance and consulting costs of $7.6 million during the three months ended September 30, 2022, related to the winding down of our inflammation segment.

We expect our selling, general and administrative expenses to increase in future periods primarily due to continued support for our U.S. commercial and global expansion activities.

Benefit for Income Taxes. During the three months ended September 30, 2022, we recorded benefit for income taxes of $0.8 million compared to a benefit for income taxes of $19.3 million during the three months ended September 30, 2021. The benefit for income taxes recorded during the three months ended September 30, 2022, resulted primarily from the release of a valuation allowance previously recognized on certain state net operating losses, partially offset by tax expense resulting from the mix of pre-tax income and losses incurred in various tax jurisdictions.

Information by Segment

Refer to Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income (loss) to our total income before benefit for income taxes for the three months ended September 30, 2022 and 2021.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the three months ended September 30, 2022 and 2021 (in thousands, except percentages).

	For the Three Months Ended September 30,
	2022	2021	Change	% Change
Net sales	$904,693	$951,037	$(46,344)	(5%)
Segment operating income	366,888	476,225	(109,337)	(23%)

Net Sales. The decrease in orphan segment net sales during the three months ended September 30, 2022 is described in the Consolidated Results section above.

Segment operating income. Orphan segment operating income decreased $109.3 million to $366.9 million during the three months ended September 30, 2022, from $476.2 million during the three months ended September 30, 2021. The decrease was primarily attributable to an increase in selling, general and administrative expenses of $53.1 million, a decrease in net sales of $46.3 million as described above and an increase in R&D expenses of $34.1 million, partially offset by a decrease in royalty expenses of $13.0 million primarily related to a decrease in royalties payable on net sales of TEPEZZA.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating (loss) income for the three months ended September 30, 2022 and 2021 (in thousands, except percentages).

	For the Three Months Ended September 30,
	2022	2021	Change	% Change
Net sales	$20,666	$85,955	$(65,289)	(76%)
Segment operating (loss) income	(10,776)	34,129	(44,905)	(132%)

Net Sales. The decrease in inflammation segment net sales during the three months ended September 30, 2022 is described in the Consolidated Results section above.

Segment operating (loss) income. Inflammation segment operating (loss) income decreased $44.9 million to a $10.8 million operating loss during the three months ended September 30, 2022, from $34.1 million in operating income during the three months ended September 30, 2021. The decrease was primarily attributable to a decrease in net sales of $65.3 million as described above, partially offset by a decrease in selling, general and administrative expense of $11.4 million.

Comparison of Nine Months Ended September 30, 2022 and 2021

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

	For the Nine Months Ended September 30,		Change	Change
	2022	2021	$	%
	(in thousands, except percentages)
Net sales	$2,687,015	$2,211,946	$475,069	21%
Cost of goods sold	679,410	553,003	126,407	23%
Gross profit	2,007,605	1,658,943	348,662	21%
Operating expenses:
Research and development	320,436	244,076	76,360	31%
Acquired in-process research and development and milestones	19,000	47,000	(28,000)	(60)%
Selling, general and administrative	1,168,518	1,047,456	121,062	12%
Impairment of goodwill	56,171	—	56,171	100%
Impairment of long-lived asset	—	12,371	(12,371)	(100)%
Gain on sale of asset	—	(2,000)	2,000	100%
Total operating expenses	1,564,125	1,348,903	215,222	16%
Operating income	443,480	310,040	133,440	43%
Other expense, net:
Interest expense, net	(65,145)	(59,018)	(6,127)	(10)%
Foreign exchange loss	(320)	(1,363)	1,043	77%
Other (expense) income, net	(5,408)	2,113	(7,521)	(356)%
Total other expense, net	(70,873)	(58,268)	(12,605)	(22)%
Income before benefit for income taxes	372,607	251,772	120,835	(48)%
Benefit for income taxes	(28,467)	(109,537)	81,070	74%
Net income	$401,074	$361,309	$39,765	11%

Beginning with the third quarter of 2022, we are separately presenting upfront, milestone, and similar payments pursuant to collaborations, licenses of third-party technologies, and asset acquisitions as “Acquired in-process research and development and milestones” expenses in the condensed consolidated statement of comprehensive income. Amounts recorded in this line item for the three and nine months ended September 30, 2022, would have historically been recorded to R&D expenses. We believe the new classification assists users of the financial statements in better understanding the payments incurred to acquire IPR&D. Prior period condensed consolidated statements of comprehensive income have been reclassified to conform with the new classification.

Net sales. Net sales increased $475.1 million, or 21%, to $2,687.0 million during the nine months ended September 30, 2022, from $2,211.9 million during the nine months ended September 30, 2021. The increase in net sales during the nine months ended September 30, 2022, was primarily due to an increase in net sales in our orphan segment of $625.3 million. Growth was primarily due to an increase in TEPEZZA net sales of $400.5 million, an increase in KRYSTEXXA net sales of $104.9 million and an increase in UPLIZNA net sales of $77.9 million, partially offset by a decrease in net sales in our inflammation segment of $150.2 million when compared to the nine months ended September 30, 2021 which was primarily driven by a decrease in net sales of PENNSAID 2% and DUEXIS due to the impact of generic competition.

The following table reflects net sales by medicine for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	For the Nine Months Ended September 30,		Change	Change
	2022	2021	$	%
TEPEZZA	$1,472,200	$1,071,681	$400,519	37%
KRYSTEXXA	500,069	395,171	104,898	27%
RAVICTI	238,181	217,566	20,615	9%
PROCYSBI	155,061	142,484	12,577	9%
UPLIZNA	112,855	35,025	77,830	222%
ACTIMMUNE	95,862	86,603	9,259	11%
BUPHENYL	5,270	5,790	(520)	(9)%
QUINSAIR	853	733	120	16%
Orphan segment net sales	$2,580,351	$1,955,053	$625,298	32%

PENNSAID 2%	66,559	142,721	(76,162)	(53)%
RAYOS	35,203	43,551	(8,348)	(19)%
DUEXIS	3,210	62,490	(59,280)	(95)%
VIMOVO	1,692	8,131	(6,439)	(79)%
Inflammation segment net sales	$106,664	$256,893	$(150,229)	(58)%

Total net sales	$2,687,015	$2,211,946	$475,069	21%

Orphan Segment

TEPEZZA. Net sales increased $400.5 million, or 37%, to $1,472.2 million during the nine months ended September 30, 2022, from $1,071.7 million during the nine months ended September 30, 2021. Net sales increased by approximately $361.7 million due to volume growth and $38.8 million due to higher net pricing. Net sales growth for TEPEZZA was negatively impacted by the omicron variant of COVID-19 in the first half of 2022 and additional commercial challenges we identified, as described above. We identified certain challenges, including the often-burdensome reimbursement process, that we believe contributed to slower-than-expected growth of TEPEZZA in the first half of 2022 which will continue to moderate TEPEZZA net sales growth for the remainder of the year. We began executing on several opportunities to accelerate growth, including significantly expanding the size of our TEPEZZA sales force to allow our representatives more time with core TEPEZZA prescribers while educating other key physicians, including ophthalmologists and endocrinologists, about TED and TEPEZZA. We are also spending more time and focus on the reimbursement process to more effectively support the patient access journey. We also continue to invest significantly in direct-to-consumer advertising based on the returns we have seen to date. However, it will continue to take some time for these strategies to contribute meaningfully to TEPEZZA net sales growth.

KRYSTEXXA. Net sales increased $104.9 million, or 27%, to $500.1 million during the nine months ended September 30, 2022, from $395.2 million during the nine months ended September 30, 2021. Net sales increased by approximately $81.3 million due to volume growth and $23.6 million due to higher net pricing. We expect net sales for KRYSTEXXA to continue to increase in future periods primarily due to the use of KRYSTEXXA with methotrexate following the approval of our sBLA in July 2022, which expanded KRYSTEXXA’s labeling to include co-administration with methotrexate.

RAVICTI. Net sales increased $20.6 million, or 9%, to $238.2 million during the nine months ended September 30, 2022, from $217.6 million during the nine months ended September 30, 2021. Net sales increased by approximately $13.8 million due to volume growth and $6.8 million due to higher net pricing.

PROCYSBI. Net sales increased $12.6 million, or 9%, to $155.1 million during the nine months ended September 30, 2022, from $142.5 million during the nine months ended September 30, 2021. Net sales increased by approximately $9.2 million due to higher net pricing and $3.4 million due to volume growth. The $9.2 million impact from higher net pricing was primarily driven by a benefit from a $7.5 million partial release in the pricing review liability recorded during the nine months ended September 30, 2022, as a result of a decision made by the PMPRB in September 2022 relating to PROCYSBI pricing in Canada.

UPLIZNA. Net sales increased $77.9 million, or 222%, to $112.9 million during the nine months ended September 30, 2022, from $35.0 million during the nine months ended September 30, 2021. Net sales in the United States increased by $61.4 million, which was composed of an increase of $55.6 million due to higher sales volume and $5.8 million due to higher net pricing. The remaining $16.5 million increase in net sales related primarily to revenue and milestone payments from our international partners recognized during the nine months ended September 30, 2022.

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

PENNSAID 2%. Net sales decreased $76.1 million, or 53%, to $66.6 million during the nine months ended September 30, 2022, from $142.7 million during the nine months ended September 30, 2021. Net sales decreased by approximately $57.6 million resulting from lower net pricing and by approximately $18.5 million due to lower sales volume.

In May 2022, Apotex initiated an at-risk launch of a generic version of PENNSAID 2% in the United States. We subsequently initiated patent infringement litigation against Apotex and Apotex agreed to a voluntary injunction against further sales of the generic product pending the outcome of a motion for summary judgment. The injunction prevents further sales by Apotex but does not prevent wholesalers from continuing to resell the initial generic product inventory Apotex sold to them prior to the injunction. The generic competition reduced our PENNSAID 2% sales, resulting in increased utilization of co-pay and other patient assistance programs for PENNSAID 2%, which negatively impacted net pricing. We expect our net sales for PENNSAID 2% to continue declining in future periods primarily due to generic competition and the wind down of our inflammation segment, as described below.

RAYOS. Net sales decreased $8.4 million, or 19%, to $35.2 million during the nine months ended September 30, 2022, from $43.6 million during the nine months ended September 30, 2021. Net sales decreased by approximately $8.5 million due to lower net pricing, partially offset by an increase of $0.1 million due to higher sales volume.

We have an exclusive license to U.S. patents and patent applications from Vectura Group plc covering RAYOS. Under our settlement agreement with Teva, Teva may enter the market on December 23, 2022, or earlier under certain circumstances. As a result, we expect our net sales for RAYOS to decline in future periods.

DUEXIS. Net sales decreased $59.3 million, or 95%, to $3.2 million during the nine months ended September 30, 2022, from $62.5 million during the nine months ended September 30, 2021. Net sales decreased by approximately $54.0 million resulting from lower sales volume, primarily due to the impact of generic competition, and by approximately $5.3 million due to lower net pricing.

Due to the impact of the at-risk launch of generic PENNSAID 2%, we redeployed a portion of our inflammation commercial team to support our TEPEZZA and KRYSTEXXA expansion. We began winding down activities, including active promotion efforts and associated HorizonCares support, for our inflammation segment, which we expect to be substantially complete in the fourth quarter of 2022. As a result, we expect that sales volumes for PENNSAID 2% and RAYOS will decline significantly for the remainder of 2022.

The table below reconciles our gross to net sales for the nine months ended September 30, 2022 and 2021 (in millions, except percentages):

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$3,741.2	100.0%	$3,529.1	100.0%
Adjustments to gross sales:
Prompt pay and other discounts	(21.3)	(0.6)%	(37.0)	(1.0)%
Medicine returns	(18.3)	(0.5)%	(12.0)	(0.3)%
Co-pay and other patient assistance	(273.7)	(7.3)%	(515.3)	(14.6)%
Commercial rebates and wholesaler fees	(150.4)	(4.0)%	(220.8)	(6.3)%
Government rebates and chargebacks	(590.5)	(15.8)%	(532.1)	(15.1)%
Total adjustments	(1,054.2)	(28.2)%	(1,317.2)	(37.3)%
Net sales	$2,687.0	71.8%	$2,211.9	62.7%

During the nine months ended September 30, 2022, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 7.3% from 14.6% during the nine months ended September 30, 2021, primarily due to a decreased proportion of inflammation segment medicines sold. Due to the impacts described above with respect to the inflammation segment, we expect co-pay and other patient assistance costs to continue to decrease as a percentage of total gross sales.

Cost of Goods Sold. Cost of goods sold increased $126.4 million, or 23%, to $679.4 million during the nine months ended September 30, 2022, from $553.0 million during the nine months ended September 30, 2021. The increase in cost of goods sold was primarily due to an increase in royalty and earnout expense, an increase in inventory step-up expense and an increase in amortization expense. Royalty and earnout expense increased by $57.2 million primarily due to royalties payable on net sales of TEPEZZA, which increased during the first nine months of 2022 compared to the first nine months of 2021 due to higher net sales. Inventory step-up expense increased by $49.4 million related to UPLIZNA based on the acquired units of inventory sold during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Amortization expense increased $26.7 million primarily due to the acquisition of the UPLIZNA developed technology intangible asset in March 2021. In addition, we recorded a $10.3 million PENNSAID 2% inventory reserve due to the impact of generic competition on PENNSAID 2% sales. As a percentage of net sales, cost of goods sold (excluding amortization expense of $271.0 million during the first nine months of 2022 and $244.4 million during first nine months of 2021) was 15% during the nine months ended September 30, 2022, compared to 14% during the nine months ended September 30, 2021. The increase in cost of goods sold as a percentage of net sales was primarily due to a change in the mix of medicines sold and increases in inventory step-up expense related to UPLIZNA as noted above.

Research and Development Expenses. R&D expenses increased $76.3 million to $320.4 million during the nine months ended September 30, 2022, from $244.1 million during the nine months ended September 30, 2021. The increase was primarily attributable to a $45.5 million increase in clinical trial costs reflecting increased activity in our R&D pipeline as well as the addition of certain medicine candidates and development programs following the acquisition of Viela in March 2021, and an increase of $18.1 million in consultant costs.

We expect our R&D expenses to continue increasing significantly in future periods as a result of our on-going and planned clinical trials for our pipeline, including medicine candidates and development programs acquired in 2021.

Acquired In-Process Research and Development and Milestones Expenses. Acquired IPR&D and milestones expenses decreased $28.0 million to $19.0 million during the nine months ended September 30, 2022, from $47.0 million during the nine months ended September 30, 2021. The $19.0 million of acquired IPR&D and milestones expenses during the nine months ended September 30, 2022, was primarily related to $15.0 million recognized in relation to the collaboration and option agreement entered into with Q32. During the nine months ended September 30, 2021, we recognized a $40.0 million upfront payment in relation to the global agreement with Arrowhead Pharmaceuticals, Inc., or Arrowhead. Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $121.1 million to $1,168.5 million during the nine months ended September 30, 2022, from $1,047.4 million during the nine months ended September 30, 2021. The increase was primarily attributable to costs associated with the commercialization of our medicines and global expansion initiatives. These include an increase of $94.9 million in marketing program costs and an increase of $21.7 million in employee-related costs, partially offset by a decrease of $28.6 million in transaction costs which were incurred during the nine months ended September 30, 2021 relating to the Viela acquisition. In addition, we incurred severance and consulting costs of $7.6 million during the nine months ended September 30, 2022, related to the winding down of our inflammation segment.

We expect our selling, general and administrative expenses to increase in future periods primarily due to continued support for our U.S. commercial and global expansion activities.

Impairment of goodwill. During the nine months ended September 30, 2022, we recorded an impairment charge of $56.2 million in relation to our inflammation reporting unit. Refer to Note 8, Goodwill and Intangible Assets, of the Notes to the Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

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

Interest Expense, Net. Interest expense, net, increased $6.1 million to $65.1 million during the nine months ended September 30, 2022, from $59.0 million during the nine months ended September 30, 2021. The increase was primarily due to an increase in interest expense of $17.7 million, primarily related to increases in interest rates on the portion of our variable interest debt, partially offset by an increase in interest income of $11.6 million. Refer to Note 13, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

Benefit for Income Taxes. During the nine months ended September 30, 2022, we recorded a benefit for income taxes of $28.5 million compared to a benefit for income taxes of $109.5 million during the nine months ended September 30, 2021. The benefit for income taxes recorded during the nine months ended September 30, 2022, resulted primarily from tax benefits recognized on share-based compensation and the release of a valuation allowance previously recognized on certain state net operating losses, partially offset by tax expense resulting from the mix of pre-tax income and losses incurred in various tax jurisdictions.

Information by Segment

Refer to Note 11, Segment and Other Information, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our segment operating income (loss) to our total income before benefit for income taxes for the nine months ended September 30, 2022 and 2021.

Orphan Segment

The following table reflects our orphan segment net sales and segment operating income for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages).

	For the Nine Months Ended September 30,
	2022	2021	Change	% Change
Net sales	$2,580,351	$1,955,053	$625,298	32%
Segment operating income	1,033,477	798,514	234,963	29%

Net Sales. The increase in orphan segment net sales during the nine months ended September 30, 2022 is described in the Consolidated Results section above.

Segment operating income. Orphan segment operating income increased $235.0 million to $1,033.5 million during the nine months ended September 30, 2022, from $798.5 million during the nine months ended September 30, 2021. The increase was primarily attributable to an increase in net sales of $625.3 million as described above, partially offset by an increase in selling, general and administrative expenses of $241.9 million, an increase of $91.4 million in R&D expenses and an increase of $59.2 million in royalty expense primarily related to an increase in royalties payable on net sales of TEPEZZA during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Inflammation Segment

The following table reflects our inflammation segment net sales and segment operating (loss) income for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages).

	For the Nine Months Ended September 30,
	2022	2021	Change	% Change
Net sales	$106,664	$256,893	$(150,229)	(58%)
Segment operating (loss) income	(1,979)	123,576	(125,555)	(102%)

Net Sales. The decrease in inflammation segment net sales during the nine months ended September 30, 2022 is described in the Consolidated Results section above.

Segment operating (loss) income. Inflammation segment operating (loss) income decreased $125.6 million to a $2.0 million operating loss during the nine months ended September 30, 2022, from $123.6 million in operating income during the nine months ended September 30, 2021. The decrease was primarily attributable to a decrease in net sales of $150.2 million as described above, partially offset by a decrease in selling, general and administrative expenses of $19.3 million.

NON-GAAP FINANCIAL MEASURES

We provide certain non-GAAP financial measures, including EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share. These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability. Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, manufacturing facility start-up costs and restructuring and realignment costs, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, non-cash interest expense, long-lived assets impairment charges, loss on equity security investments and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures. We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Beginning in the fourth quarter of 2021, following consultation with the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission, we no longer exclude acquired IPR&D and milestones expenses from our non-GAAP financial measures and its line item components. For purposes of comparability, non-GAAP financial measures for the three and nine months ended September 30, 2021 have been updated to reflect this change. Acquired IPR&D and milestones expenses continue to be excluded from our segment operating income (loss) and from certain measures contained in our credit agreement that are relevant to, among other things, the calculation of the interest rate.

Reconciliations of reported GAAP net income to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP net income	$135,839	$326,543	$401,074	$361,309
Depreciation (1)	6,130	4,112	18,073	11,956
Amortization and step-up:
Intangible amortization expense (2)	92,951	90,368	273,546	245,260
Inventory step-up expense (3)	21,779	8,912	66,342	16,914
Interest expense, net (including amortization of debt discount and deferred financing costs)	22,480	22,977	65,145	59,018
Benefit for income taxes	(758)	(19,302)	(28,467)	(109,537)
EBITDA	278,421	433,610	795,713	584,920
Other non-GAAP adjustments:
Share-based compensation (4)	45,066	54,804	137,515	170,394
Restructuring and realignment costs (5)	7,731	680	9,521	7,703
Manufacturing facility start-up costs (6)	2,024	1,712	4,413	1,712
Loss on equity security investments (7)	1,247	—	6,331	—
Acquisition/divestiture-related costs (8)	825	9,228	3,437	88,166
Impairment of goodwill (9)	—	—	56,171	—
Impairment of long-lived asset (10)	—	—	—	12,371
Litigation settlement (11)	—	5,000	—	5,000
Gain on sale of asset (12)	—	—	—	(2,000)
Total of other non-GAAP adjustments (16)	56,893	71,424	217,388	283,346
Adjusted EBITDA (16)	$335,314	$505,034	$1,013,101	$868,266

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP net income	$135,839	$326,543	$401,074	$361,309
Non-GAAP adjustments:
Depreciation (1)	6,130	4,112	18,073	11,956
Amortization and step-up:
Intangible amortization expense (2)	92,951	90,368	273,546	245,260
Amortization of debt discount and deferred financing costs (13)	2,232	1,500	6,136	3,740
Inventory step-up expense (3)	21,779	8,912	66,342	16,914
Share-based compensation (4)	45,066	54,804	137,515	170,394
Restructuring and realignment costs (5)	7,731	680	9,521	7,703
Manufacturing facility start-up costs (6)	2,024	1,712	4,413	1,712
Loss on equity security investments (7)	1,247	—	6,331	—
Acquisition/divestiture-related costs (8)	825	9,228	3,437	88,166
Impairment of goodwill (9)	—	—	56,171	—
Impairment of long-lived asset (10)	—	—	—	12,371
Litigation settlement (11)	—	5,000	—	5,000
Gain on sale of asset (12)	—	—	—	(2,000)
Total of pre-tax non-GAAP adjustments (16)	179,985	176,316	581,485	561,216
Income tax effect of pre-tax non-GAAP adjustments (14)	(24,623)	(36,602)	(121,754)	(141,665)
Other non-GAAP income tax adjustments (15)	2,079	(56,007)	2,079	(25,126)
Total non-GAAP adjustments	157,441	83,707	461,810	394,425
Non-GAAP net income (16)	$293,280	$410,250	$862,884	$755,734

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	230,333,287	226,096,747	229,820,406	225,053,704

Non-GAAP Earnings Per Share – Basic
GAAP earnings per share – Basic	$0.59	$1.44	$1.75	$1.61
Non-GAAP adjustments (16)	0.68	0.37	2.00	1.75
Non-GAAP earnings per share – Basic (16)	$1.27	$1.81	$3.75	$3.36

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	230,333,287	226,096,747	229,820,406	225,053,704
Ordinary share equivalents	5,052,283	10,102,042	6,102,624	10,202,720
Weighted average ordinary shares – Diluted	235,385,570	236,198,789	235,923,030	235,256,424

Non-GAAP Earnings Per Share – Diluted
GAAP earnings per share – Diluted	$0.58	$1.38	$1.70	$1.54
Non-GAAP adjustments (16)	0.67	$0.36	1.96	$1.67
Non-GAAP earnings per share – Diluted (16)	$1.25	$1.74	$3.66	$3.21

(1)
Represents depreciation expense related to our property, plant, equipment, software and leasehold improvements.

(2)
Intangible amortization expenses are primarily associated with our developed technology related to TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, UPLIZNA, ACTIMMUNE, BUPHENYL and RAYOS.

(3)
During the three and nine months ended September 30, 2022, we recognized in cost of goods sold $21.8 million and $66.3 million, respectively, for inventory step-up expense related to UPLIZNA inventory revalued in connection with the Viela acquisition. We recorded $8.9 million and $16.9 million, respectively, of UPLIZNA inventory step-up expense in cost of goods sold during the three and nine months ended September 30, 2021. Refer to Note 5, Inventories, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

(4)
Represents share-based compensation expense associated with our stock option, restricted stock unit and performance stock unit grants to our employees and non-employee directors, and our employee share purchase plan.

(5)
Primarily represents severance and consulting costs related to the winding down of our inflammation segment in the third quarter of 2022 and rent and maintenance charges as a result of vacating the leased Lake Forest office in the first quarter of 2021.

(6)
During the three and nine months ended September 30, 2022, we recorded $2.0 million and $4.4 million, respectively, of manufacturing facility start-up costs related to our drug product biologics manufacturing facility in Waterford, Ireland. During the three and nine months ended September 30, 2021, we recorded $1.7 million of manufacturing facility start-up costs related to the purchase of our drug product biologics manufacturing facility in Waterford, Ireland from EirGen in July 2021.
(7)
We held investments in equity securities with readily determinable fair values of $6.9 million as of September 30, 2022, which are included in other long-term assets in the condensed consolidated balance sheet. For the three and nine months ended September 30, 2022, we recognized a net unrealized loss of $1.2 million and $6.3 million, respectively, due to the change in fair value of these securities.

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

(10)
During the nine months ended September 30, 2021, we recorded a right-of-use asset impairment charge of $12.4 million as a result of vacating the leased Lake Forest office.

(11)
We recorded $5.0 million of expense during the three and nine months ended September 30, 2021 for litigation settlements.

(12)
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

(15)
During the three and nine months ended September 30, 2022, we recognized tax expense attributable to state tax legislation enacted during the period, resulting in a non-GAAP tax adjustment of $2.1 million.

During the three and nine months ended September 30, 2021, other non-GAAP income tax adjustments resulted primarily from the recognition of a reduction in the state tax rate expected to apply to the reversal of temporary differences between the book values and tax bases of certain assets acquired through the Viela acquisition. The reduction in state tax rate resulted in a reduction in the deferred tax liability relating to these assets and a non-GAAP tax adjustment of $51.3 million. In addition, during the nine months ended September 30, 2021, we recognized a U.S. federal and state tax liability on U.S. taxable income generated from an intercompany transfer and license of intellectual property from a U.S. subsidiary to an Irish subsidiary which was partially offset by the recognition of a deferred tax asset in the Irish subsidiary, resulting in a non-GAAP tax adjustment of $26.2 million.

(16)
As discussed above, following consultation with the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission, we no longer exclude acquired IPR&D and milestones expenses from our non-GAAP financial measures and its line item components. Adjusted EBITDA and non-GAAP net income for the three and nine months ended September 30, 2021, includes $4.0 million and $47.0 million, respectively, of acquired IPR&D and milestones expenses. These amounts continue to be excluded from our segment operating income (loss) and from certain measures contained in our credit agreement that are relevant to, among other things, the calculation of the interest rate.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2022, we had retained earnings of $606.3 million. We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines and global expansion initiatives, but we believe these cost increases will be offset by higher net sales and gross profits in future periods. Additionally, we expect that our R&D and acquired IPR&D and milestones expenses will continue to increase as we acquire or develop more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes. In particular, we expect to incur substantial costs in connection with advancing our pipeline of medicine candidates and development programs in on-going and planned clinical trials.

We are in the process of expanding our production capacity to meet anticipated future demand for TEPEZZA, primarily for 2023 and beyond. As of September 30, 2022, we had total purchase commitments, including the minimum annual order quantities and binding firm orders, with AGC Biologics A/S (formerly known as CMC Biologics A/S) for TEPEZZA drug substance of €68.1 million ($66.8 million converted at a Euro-to-Dollar exchange rate as of September 30, 2022 of 0.9815), to be delivered through September 2024.

We also expect to incur additional costs and to enter into additional purchase commitments in connection with our efforts to expand TEPEZZA production capacity in order to meet anticipated increases in demand.

Under our license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or together referred to as Roche, our remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($43.6 million when converted using a CHF-to-Dollar exchange rate at September 30, 2022 of 1.0147).

In July 2021, we completed the purchase of a drug product biologics manufacturing facility from EirGen for $67.9 million. Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details. We expect to incur approximately $17.2 million in capital expenditures during the fourth quarter of 2022 in order to complete the drug product facility. In August 2022, we submitted a planning application to build a drug substance biologics manufacturing facility adjacent to our existing drug product biologics manufacturing facility in Waterford, Ireland. We expect the facility will add approximately 320,000 square feet to the existing drug product biologics manufacturing facility and will be used to manufacture a portion of our on market rare disease biologics as well as development-stage medicines. We expect to incur between €500 million and €600 million in total construction costs during the next several years in order to build the drug substance biologics manufacturing facility.

On August 12, 2022, we entered into a collaboration and option agreement with Q32 related to its pipeline candidate ADX-914, a monoclonal antibody antagonist of the interleukin-7 receptor for the treatment of autoimmune and inflammatory diseases. An upfront payment of $15.0 million was paid in the third quarter of 2022 and recorded as acquired IPR&D and milestones expenses in the condensed consolidated statement of comprehensive income. In addition, milestone-based development funding of $17.5 million is expected to be paid in the fourth quarter of 2022. We may also be obligated to pay up to $22.5 million in the form of additional milestone-based development funding. If we exercise the option, we may be obligated to make up to an additional $645.0 million in closing and milestone payments, as well as tiered royalties on net sales from a high single-digit to a low double-digit percentage, inclusive of certain amounts payable to a third party under a pre-existing license agreement. Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

We are committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P. As of September 30, 2022, the total carrying amount of our investments in these funds was $23.7 million, which is included in other long-term assets in the condensed consolidated balance sheet, and our total future commitments to these funds are $36.3 million.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years. As of September 30, 2022, we had $2.1 billion in cash and cash equivalents and total debt with a book value of $2.5 billion and face value of $2.6 billion. We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next 12 months from the issuance of the financial statements in this Quarterly Report on Form 10-Q. We do not have any financial covenants or non-financial covenants that we expect to be affected by the economic disruptions and negative effects of the COVID-19 pandemic, global macro-economic issues or inflationary pressures.

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

On April 25, 2022, we entered into two interest rate swap agreements with notional amounts totaling $800.0 million, effective June 24, 2022, to hedge or otherwise protect against interest rate fluctuations on a portion of our variable rate debt. The agreements effectively fix LIBOR at approximately 2.8% through December 24, 2026. These agreements were designated as cash flow hedges of the variability of future cash flows subject to the variable monthly interest rates on $800.0 million of our senior secured term loans borrowed under our Credit Agreement in December 2019 and March 2021. Refer to Note 14, Derivative Instruments and Hedging Activities, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

During the nine months ended September 30, 2022, we issued an aggregate of 3,115,180 of our ordinary shares in connection with stock option exercises, the vesting of restricted stock units and performance stock units, and employee share purchase plan purchases. We received a total of $37.2 million in net proceeds in connection with such issuances. During the nine months ended September 30, 2022, we made payments of $123.9 million for employee withholding taxes relating to vesting of share-based awards.

In September 2022, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $500.0 million of our ordinary shares. Under the program, we may repurchase ordinary shares from time to time on the open market or through privately negotiated transactions or structured repurchase transactions. In the third quarter of 2022, we executed open market share repurchases of 1.8 million ordinary shares under this repurchase program for total consideration of $113.4 million. As of October 31, 2022, we had repurchased 3.9 million of our ordinary shares under this program for total consideration of $250.0 million. All ordinary shares repurchased were subsequently retired. The timing and amount of future repurchases, if any, will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, our cash resources, restrictions under our debt agreements, corporate and regulatory requirements and market conditions. We expect to continue to fund the repurchase of our ordinary shares, if any, under the program with existing cash and cash equivalents. Refer to Note 18, Shareholders’ Equity, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 16, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Cash, cash equivalents and restricted cash	$2,135,270	$1,072,386
Cash provided by (used in):
Operating activities	831,451	496,714
Investing activities	(84,930)	(2,957,267)
Financing activities	(186,992)	1,460,411

Operating Cash Flows

During the nine months ended September 30, 2022, net cash provided by operating activities of $831.5 million was primarily attributable to cash collections from gross sales, partially offset by payments made related to government rebates for our orphan segment medicines and patient assistance costs for our inflammation segment medicines, payments for inventory, payments related to selling, general and administrative expenses and payments related to R&D expenses.

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

Investing Cash Flows

During the nine months ended September 30, 2022, net cash used in investing activities of $84.9 million was primarily attributable to an upfront payment of $25.0 million paid to Alpine Immune Sciences, Inc., or Alpine, in the first quarter of 2022 relating to an exclusive license agreement entered into in December 2021, an upfront payment of $15.0 million relating to a collaboration and option agreement entered into with Q32 in the third quarter of 2022, and payments related to purchases of property, plant and equipment of $39.2 million. Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details on the Alpine license agreement and collaboration and option agreement with Q32.

During the nine months ended September 30, 2021, net cash used in investing activities of $2,957.3 million was primarily attributable to payments for acquisitions, net of $2,843.3 million which was primarily attributable to $2.6 billion paid in relation to the Viela acquisition, net of acquired cash. In addition, we made a milestone payment of CHF50.0 million ($56.1 million when converted using a CHF-to-Dollar exchange rate at the date of payment of 1.1228) under our license agreement with Roche and we made a milestone payment of $67.0 million to the former River Vision stockholders during the nine months ended September 30, 2021. In the third quarter of 2021, we completed the purchase of a drug product biologics manufacturing facility from EirGen for $67.9 million, which included an upfront cash payment of $64.8 million and $3.1 million of additional transaction costs, legal fees and liabilities assumed and we paid an upfront cash payment of $40.0 million in relation to the global agreement with Arrowhead in July 2021.

Financing Cash Flows

During the nine months ended September 30, 2022, net cash used in financing activities of $187.0 million was primarily attributable to $123.9 million in payments of employee withholding taxes relating to share-based awards, partially offset by $37.2 million in proceeds from the issuance of ordinary shares in connection with stock option exercises and employee share purchase plan purchases. In addition, in the third quarter of 2022, we executed open market share repurchases of 1.8 million of our ordinary shares for total consideration of $113.4 million, of which $88.2 million was settled as of September 30, 2022. Refer to Note 18, Shareholders’ Equity, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details on our share repurchase program.

During the nine months ended September 30, 2021, net cash provided by financing activities of $1,460.4 million was primarily attributable to an additional $1.6 billion aggregate principal amount of term loans borrowed pursuant to an amendment to our Credit Agreement, the proceeds of which, in addition to a portion of our existing cash on hand, was used to pay the consideration for the Viela acquisition, partially offset by the payment of $158.1 million payment of employee withholding taxes relating to share-based awards.

Financial Condition as of September 30, 2022 Compared to December 31, 2021

Prepaid expenses and other current assets. Prepaid expenses and other current assets increased $83.0 million, from $357.1 million as of December 31, 2021 to $440.1 million as of September 30, 2022. The increase was primarily due to an increase of $83.0 million in deferred charges for taxes on intercompany profits and an increase of $7.2 million in advance payments for inventory, partially offset by a decrease in prepaid income taxes and an income tax receivable of $24.4 million.

Developed technology and other intangible assets, net. Developed technology and other intangible assets, net, decreased $202.4 million, from $2,960.1 million as of December 31, 2021 to $2,757.7 million as of September 30, 2022, primarily related to a decrease of $273.5 million related to amortization of developed technology during the nine months ended September 30, 2022. This was partially offset by $70.0 million of IPR&D reclassified to developed technology in the second quarter of 2022 due to the European Commission issuing a legally binding decision to grant a Centralized Marketing Authorization for UPLIZNA for the treatment of adult patients with neuromyelitis optica spectrum disorder in the European Union in April 2022. Refer to Note 8, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

In-process research and development. IPR&D decreased $70.0 million, from $880.0 million as of December 31, 2021 to $810.0 million as of September 30, 2022, primarily related to the reclassification of $70.0 million of IPR&D relating to UPLIZNA to developed technology in the second quarter of 2022. Refer to Note 8, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

Goodwill. Goodwill decreased $56.2 million, from $1,066.7 million as of December 31, 2021 to $1,010.5 million as of September 30, 2022. Our interim goodwill impairment test in the second quarter of 2022 indicated an impairment which represented the difference between the estimated fair value of the inflammation reporting unit and its carrying value. As a result, we recognized an impairment charge of $56.2 million in June 2022 representing the full amount of goodwill for the inflammation reporting unit. Refer to Note 8, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

Accrued expenses and other current liabilities. Accrued expenses and other current liabilities decreased $65.7 million, from $523.0 million as of December 31, 2021 to $457.3 million as of September 30, 2022. The decrease was primarily due to a decrease in accrued payroll-related expenses of $35.5 million, a decrease in accrued upfront and milestone payments of $31.1 million, a decrease in accrued consulting and professional services of $17.0 million and a decrease in accrued royalties of $14.4 million, partially offset by accrued expenses related to our share repurchase program of $25.2 million. Refer to Note 18, Shareholders’ Equity, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

Contractual Obligations

As of September 30, 2022, there were no material changes to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except as described in Note 16, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

During the nine months ended September 30, 2022, there have been no significant changes in our application of our critical accounting policies. A summary of our critical accounting policies is included in Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under our Credit Agreement and our investment in money market accounts which bear a variable interest rate. Our approximately $418.0 million aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in December 2019, or the 2026 Term Loans, and loans under our incremental revolving credit facility, or Revolving Credit Facility, bear interest, at our option, at a rate equal to the London Inter-Bank Offered Rate, or LIBOR, plus 2.25% per annum (subject to a 0.00% LIBOR floor), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00. The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%. Our 2026 Term Loans are borrowed in LIBOR. The one-month LIBOR rate as of October 24, 2022, which was the most recent date the interest rate on the 2026 Term Loans was fixed, was 3.63%, and as a result, the interest rate on our 2026 Term Loans is currently 5.63% per annum. Our $1.6 billion aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in March 2021, or the 2028 Term Loans, bear interest, at our option, at a rate equal to LIBOR, plus 2.00% per annum (subject to a 0.50% LIBOR floor), or the adjusted base rate plus 1.00% per annum with a step-down to LIBOR plus 1.75% per annum or the adjusted base rate plus 0.75% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00. Our 2028 Term Loans are based on LIBOR. The one-month LIBOR rate as of October 24, 2022, which was the most recent date the interest rate on the 2028 Term Loans was fixed, was 3.63%, and as a result, the interest rate on our 2028 Term Loans is currently 5.38% per annum. As of September 30, 2022, the Revolving Credit Facility was undrawn. Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, intended to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR. However, the cessation date has been deferred to June 30, 2023, for the most commonly used tenors in U.S. dollar LIBOR (i.e., overnight and one, three and six months). We do not expect the planned discontinuation of LIBOR to have a material impact on interest payments incurred under our Credit Agreement.

As of September 30, 2022, an increase in the LIBOR of 100 basis points above the current LIBOR rate, which includes the effect of the two interest rate swaps entered into in the second quarter of 2022, would increase our interest expense related to the Credit Agreement by $12.1 million per year.

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

Foreign Currency Risk. Our purchase costs of TEPEZZA drug substance, TEPEZZA drug product with our second drug product manufacturer, Patheon Pharmaceuticals Inc. (the contract development and manufacturing services organization of Thermo Fisher Scientific), and ACTIMMUNE inventory are principally denominated in Euros and are subject to foreign currency risk. In addition, we are obligated to pay certain milestones and a royalty on sales of TEPEZZA to Roche in Swiss Francs, which obligations are subject to foreign currency risk. We also incur certain operating expenses and earn certain revenues in currencies other than the U.S. dollar in relation to our Irish operations and foreign subsidiaries. Therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro and the Swiss Franc. In addition, we enter into forward currency contracts to hedge our foreign currency risk exposure.

Inflation Risk. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report.

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale biopharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. As of September 30, 2022 and December 31, 2021, our top four customers accounted for approximately 93% and 94% of our total outstanding accounts receivable balances, respectively. Given the size and creditworthiness of the customers, we have not experienced and do not expect to experience material credit related losses with such customers.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2022, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
The COVID-19 global pandemic, or other actual or threatened public health epidemics or outbreaks, may continue to adversely impact our industry, including the commercialization of our medicines, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.
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

Risks Related to Our Business and Industry

The COVID-19 global pandemic, or other actual or threatened public health epidemics or outbreaks, may continue to adversely impact our industry, including the commercialization of our medicines, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.*

The commercialization of our medicines has been and may continue to be adversely impacted by COVID-19 and actions taken to slow its spread. For example, patients have postponed visits to healthcare provider facilities, certain healthcare providers have temporarily closed their offices or are restricting patient visits, healthcare provider employees may become generally unavailable and there could be disruptions in the operations of payers, distributors, logistics providers and other third parties that are necessary for our medicines to be prescribed, reimbursed and administered to patients. In addition, due to reduced willingness of patients to visit physician offices and infusion centers, sales of TEPEZZA, KRYSTEXXA and UPLIZNA have been negatively impacted, and this impact may continue in future quarters while COVID-19 continues to impact healthcare activities and patient visits. In the first half of 2022, demand for TEPEZZA, KRYSTEXXA and UPLIZNA was negatively impacted by the omicron variant of COVID-19. The omicron variant resulted in significant employee absences in our commercial organization due to illness and also impacted operations at sites of care that infuse TEPEZZA, KRYSTEXXA and UPLIZNA and patient access to and willingness to visit healthcare providers. These events resulted in lower new patient enrollment forms for TEPEZZA, KRYSTEXXA and UPLIZNA, delays in new patients starting infusions and disruptions in therapy. COVID-19-related restrictions have also limited our sales force activities, including access to healthcare provider offices, which has negatively impacted the effectiveness of our sales and marketing efforts. While the impact from the omicron variant has largely subsided, new COVID-19 variants, including new omicron subvariants, continue to emerge and we cannot predict how long the COVID-19 pandemic will continue to negatively impact sales of our medicines or if or when other similar disease outbreaks will emerge that cause similar disruptions.

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

With respect to TEPEZZA, sales will depend on market acceptance and adoption by physicians, healthcare payers and patients, as well as the ability and willingness of physicians who do not have in-house infusion capability to refer patients to infusion sites of care and of certain physicians to refer patients to ocular specialists familiar with thyroid eye disease, or TED, and the use of TEPEZZA. In addition, results from our Phase 4 clinical trial evaluating the use of TEPEZZA in chronic/low clinical activity score, or CAS, TED patients will also be important for TEPEZZA’s adoption by certain physicians and payers, and we cannot assure that the results from this clinical trial will be supportive or will otherwise drive adoption. With respect to KRYSTEXXA, our ability to grow sales will be affected by the success of our sales, marketing and clinical strategies, which are intended to expand the patient population and usage of KRYSTEXXA. This includes our marketing efforts in nephrology and our studies designed to further evaluate uses and ways of enhancing the patient experience of KRYSTEXXA. With respect to RAVICTI, which is approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition urea cycle disorder, or UCD, patients from BUPHENYL or generic equivalents, which are comparatively much less expensive, to RAVICTI and to educate patients and physicians on the benefits of continuing RAVICTI therapy once initiated. With respect to PROCYSBI, which is also approved to treat a very limited patient population, our ability to grow sales will depend in large part on our ability to transition patients from the first-generation immediate-release cysteamine therapy to PROCYSBI, to identify additional patients with nephropathic cystinosis and to educate patients and physicians on the benefits of continuing therapy once initiated. With respect to ACTIMMUNE, while it is the only FDA-approved treatment for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO, which are very rare conditions and, as a result, our ability to grow ACTIMMUNE sales will depend on our ability to identify additional patients with such conditions and educate patients and physicians on the benefits of continuing treatment once initiated. With respect to UPLIZNA, sales will depend on market acceptance and adoption by physicians and healthcare payers, as well as the ability and willingness of physicians who do not have in-house infusion capability to refer patients to infusion sites of care. With respect to each of PENNSAID 2% w/w, or PENNSAID 2%, and RAYOS, we expect that current or future direct generic competition, as well as our decision to wind down our activities, including promotion and patient assistance, for our inflammation reporting unit, will result in a significant reduction in net sales for the remainder of 2022. If our current medicines or any other medicine that we may seek approval for, or acquire, fail to attain market acceptance, we may not be able to generate significant revenue to sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ordinary shares).

Our future prospects are highly dependent on our ability to successfully develop and execute commercialization strategies for each of our medicines. Failure to do so would adversely impact our financial condition and prospects.*

A substantial majority of our resources are focused on the commercialization of our current medicines. Our ability to generate significant medicine revenues and to achieve commercial success in the near-term will initially depend almost entirely on our ability to successfully commercialize these medicines in the United States. With respect to our orphan segment, our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for more effective use through clinical trials, as well as opportunities for commercialization outside of the United States. Our comprehensive commercial strategy for TEPEZZA aims to enable more TED patients to benefit from TEPEZZA. We are doing this by: (i) facilitating continued TEPEZZA uptake in the treatment of TED through continued promotion of TEPEZZA to treating physicians; (ii) continuing to develop the TED market by increasing physician awareness of the disease severity and the urgency to diagnose and treat it, as well as the benefits of treatment with TEPEZZA, including through the expansion of our TEPEZZA commercial team and targeting ophthalmologists and endocrinologists; (iii) driving accelerated disease identification and time to treatment through our digital and broadcast marketing campaigns; (iv) enhancing the patient journey with our high-touch, patient-centric model as well as support for the patient and site-of-care referral processes; (v) pursuing more timely access to TEPEZZA for TED patients; (vi) conducting our Phase 4 clinical trial to inform the use TEPEZZA in chronic/low CAS TED; and (vii) pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States. Our strategy with respect to KRYSTEXXA includes existing rheumatology account growth, new rheumatology account growth and accelerating nephrology growth, the use of KRYSTEXXA with methotrexate following the approval of our supplemental biologics license application, in July 2022, as well as development efforts to further evaluate uses and ways of enhancing the patient experience of KRYSTEXXA.

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

We are focusing a significant portion of our commercial activities and resources on TEPEZZA, and we believe our ability to grow our long-term revenues, and a significant portion of the value of our company, relates to our ability to successfully commercialize TEPEZZA in the United States. As a medicine launched for a disease that had no previously-approved treatments, successful commercialization of TEPEZZA is subject to many risks. While we believe the launch of TEPEZZA was one of the most successful launches to date for a rare disease treatment, there are numerous examples of failures to meet high expectations of market potential, including by biopharmaceutical companies with more experience and resources than us. We will need to continue training and developing our U.S. commercial team in order to continue successfully commercializing TEPEZZA. There are many factors that could cause commercialization of TEPEZZA to be unsuccessful, including a number of factors that are outside our control. Because no medicine has previously been approved by the FDA for the treatment of TED, it is especially difficult to estimate TEPEZZA’s market potential or the time it will take to increase patient and physician awareness of TED and change current treatment paradigms. In addition, some physicians that are potential prescribers of TEPEZZA do not have the necessary infusion capabilities to administer the medicine or may not have significant experience managing patients on medications like TEPEZZA and may not otherwise be able or willing to refer their patients to third-party infusion centers or other healthcare providers, which may discourage them from treating their patients with TEPEZZA. We identified certain challenges, including the often-burdensome reimbursement process, that we believe contributed to slower-than-expected growth of TEPEZZA in the first half of 2022 which will continue to moderate TEPEZZA net sales growth for the remainder of the year. We began executing on several opportunities to accelerate growth, including significantly expanding the size of our TEPEZZA sales force to allow our representatives more time with core TEPEZZA prescribers while educating other key physicians, including ophthalmologists and endocrinologists, about TED and TEPEZZA. We are also spending more time and focus on the reimbursement process to more effectively support the patient access journey. We also continue to invest significantly in direct-to-consumer advertising based on the returns we have seen to date. However, it will continue to take some time for these strategies to contribute meaningfully to TEPEZZA net sales growth and we cannot otherwise be certain that our strategies will be successful in overcoming these challenges or that new challenges to TEPEZZA adoption will not arise. In addition, if the patient population suffering from TED or that is appropriate for treatment with TEPEZZA is smaller than we estimate, if it proves difficult to identify TED patients or educate physicians as to the availability and potential benefits of TEPEZZA, or if physicians are unwilling to prescribe or patients are unwilling to take TEPEZZA, the commercial potential of TEPEZZA will be limited. Our ability to continue TEPEZZA supply could be impacted by additional government-mandated COVID-19 vaccine production orders and other risks associated with our reliance on our third-party manufacturers discussed below. We also have limited information regarding how physicians, patients and payers will respond to the pricing of TEPEZZA. Physicians may not prescribe TEPEZZA and patients may be unwilling to use TEPEZZA if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Thus, significant uncertainty remains regarding the commercial potential of TEPEZZA. If the continued commercialization of TEPEZZA becomes unsuccessful or perceived as disappointing, the price of our ordinary shares could decline significantly and long-term success of the medicine and our company could be harmed.

If any of our commercial strategies are unsuccessful or we fail to successfully modify our strategies over time due to changing market conditions, our ability to increase market share for our medicines, grow revenues and to sustain profitability will be harmed.

We are dependent on wholesale distributors for distribution of our medicines in the United States and, accordingly, our results of operations could be adversely affected if they encounter financial difficulties.*

During the nine months ended September 30, 2022, four wholesale distributors accounted for substantially all of our sales in the United States. If one of our significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with us, and we may be unable to collect all the amounts that the distributor owes on a timely basis or at all, which could negatively impact our business and results of operations.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a biotech company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights. We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights. In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. As of September 30, 2022, we had approximately 430 sales representatives and sales management in the field, consisting of approximately 330 orphan segment sales representatives and sales management and 100 inflammation segment sales representatives and sales management. We recently redeployed a portion of our inflammation segment commercial team to the promotion of TEPEZZA and KRYSTEXXA and are further expanding our orphan segment commercial team, and we may encounter difficulties transitioning sales representatives from promoting our inflammation segment medicines to promoting TEPEZZA and KRYSTEXXA, or in hiring additional qualified sales representatives in our orphan segment. As of October 28, 2022, the number of inflammation segment sales representatives and sales management had declined to approximately 20 due to the winding down of our inflammation segment and redeployment of a portion of our inflammation segment commercial team to the promotion of TEPEZZA and KRYSTEXXA. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully expand this capability.

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

To market any drugs or biologics outside of the United States, we and current or future collaborators must comply with numerous and varying regulatory and compliance related requirements of other countries. For example, we are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States. Japan is one of the countries in which we are expanding and, in February 2022, we initiated a Phase 3 randomized, placebo-controlled clinical trial for the treatment of moderate-to-severe active TED patients in Japan. In October 2022, we announced that we submitted a regulatory filing to the Brazil National Health Surveillance Agency (ANVISA) for teprotumumab, in addition to inebilizumab, which was filed earlier this year. Furthermore, in April 2022, the European Commission issued a legally binding decision based on the favorable recommendation of the Committee for Medicinal Products for Human Use of the European Medicines Agency to grant a Centralised Marketing Authorization for UPLIZNA as a monotherapy for the treatment of adult patients with NMOSD who are anti-aquaporin-4 immunoglobulin G seropositive (AQP4-IgG+). While the Committee for Orphan Medicinal Products did not recommend maintenance of the orphan designation for UPLIZNA following its review, we are continuing to invest in our European infrastructure to support the European launch of UPLIZNA for NMOSD, which began in Germany and Austria; and in France under an early access program, in the third quarter of 2022. In addition, on March 23, 2021, our strategic partner, Mitsubishi Tanabe Pharma Corporation, or MTPC, received manufacturing and marketing approval of UPLIZNA for NMOSD in Japan. UPLIZNA was launched in Japan during the second quarter of 2021. On March 8, 2022, Hansoh Pharmaceutical Group Company Limited, or Hansoh, which has rights to the development and commercialization of UPLIZNA for NMOSD as well as other potential future indications in China, Hong Kong and Macau, received notice that UPLIZNA was approved by China’s National Medical Products Administration for the treatment of adults NMOSD. The launch of UPLIZNA in China, Hong Kong and Macau is expected in the fourth quarter of 2022. Approval procedures vary among countries and can involve additional medicine testing and additional administrative review periods, including obtaining reimbursement and pricing approval in select markets. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

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

We have rights to medicines in certain jurisdictions but have little or no control over third parties that have rights to commercialize those medicines in other jurisdictions, which could adversely affect our commercialization of these medicines.*

Following our sale of the rights to RAVICTI outside of North America to Medical Need Europe AB, part of the Immedica Group, or Immedica, Immedica has marketing and distribution rights to RAVICTI in those regions. Following our sale of the rights to PROCYSBI in the Europe, Middle East and Africa, or EMEA, regions to Chiesi Farmaceutici S.p.A., or Chiesi, in June 2017, or the Chiesi divestiture, Chiesi has marketing and distribution rights to PROCYSBI in the EMEA regions. MTPC has rights to the development and commercialization of UPLIZNA for NMOSD as well as other potential future indications in Japan and certain other countries in Asia. Hansoh has rights to the development and commercialization of UPLIZNA for NMOSD as well as other potential future indications in China, Hong Kong and Macau. We have little or no control over Immedica’s activities with respect to RAVICTI outside of North America, over Chiesi’s activities with respect to PROCYSBI in the EMEA, or over MTPC’s or Hansoh’s activities with respect to UPLIZNA in the certain countries in Asia, even though those activities could impact our ability to successfully commercialize these medicines. For example, Immedica or its assignees, Chiesi or its assignees, MTPC or Hansoh or their respective assignees can make statements or use promotional materials with respect to RAVICTI, PROCYSBI or UPLIZNA, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell RAVICTI, PROCYSBI or UPLIZNA, respectively, in foreign countries at prices that are dramatically lower than the prices we charge in the United States. These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States. In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them. We also rely on Immedica, Chiesi, MTPC and Hansoh, or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States, as we have or will have limited access to this information ourselves.

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

In July 2021, we purchased a drug product biologics manufacturing facility in Waterford, Ireland, which is intended to be an additional source of manufacturing to supplement the capabilities of our third-party drug product manufacturers. We are in the process of completing the build-out and validation of this facility and assuming timely receipt of regulatory approvals, we expect that the first medicine manufactured at the facility to be approved for release in 2023. In August 2022, we submitted a planning application to build a drug substance biologics manufacturing facility adjacent to our existing drug product biologics manufacturing facility in Waterford, Ireland. We expect the facility will add approximately 320,000 square feet to the existing drug product biologics manufacturing facility and will be used to manufacture a portion of our on market rare disease biologics as well as development-stage medicines. However, we have minimal experience in building, developing, validating, obtaining regulatory approval for or running manufacturing facilities and may not be successful in these activities. In particular, we may experience delays and unforeseen expenses in connection with building our planned drug substance facility or hiring qualified personnel to operate the facility. Even if we are successful in producing medicines at the Waterford facilities for commercial sale once we receive the required regulatory approvals, we expect to remain dependent on our third-party drug product filling and drug substance manufacturing partners in the near-term and to a lesser extent in the medium/longer term, but we plan to always dual source our strategic medicines.

If we or any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, we or our third-party manufacturers will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no direct control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our medicines or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our primary active ingredients or manufacture our medicines, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our medicines. To the extent our manufacturing facility or that of any third-party manufacturers that we engage with respect to our medicines are different from those currently being used for commercial supply in the United States, the FDA will need to approve such facilities prior to our sale of any medicine using these facilities.

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

Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED. While these therapies have not proved effective in treating the underlying disease, and carry with them significant side effects, their off-label use could reduce or delay treatment in the addressable patient population for TEPEZZA. Immunovant Inc. announced plans to initiate two Phase 3 clinical trials of a fully human anti-FcRn monoclonal antibody candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy, in the fourth quarter of 2022. Viridian Therapeutics, Inc., or Viridian, is pursuing development of three anti-IGF-1R monoclonal antibodies for TED (VRDN-001, VRDN-002 and VRDN-003). In August 2022, Viridian announced positive initial clinical data from the first cohort of the ongoing Phase 1/2 clinical trial for an IGF-1R monoclonal antibody (VRDN-001), in patients with TED. Viridian has announced plans to initiate two Phase 3 trials, one in active TED and one in chronic TED, in the fourth quarter of 2022 and first half of 2023, respectively, and plans to initiate a Phase 2 trial with a subcutaneous version of VRDN-002 in the fourth quarter of 2022. In addition, Viridian announced plans to file an investigational new drug, or IND, application for VRDN-003 in the second quarter of 2023 and subsequently begin a Phase 1 trial in healthy volunteers. In addition, Sling Therapeutics, Inc. is conducting a Phase 2b study of an oral IGF-1R for the treatment of moderate-to-severe TED and Novartis AG is conducting a Phase 3 trial of Cosentyx® (secukinumab, interleukin-17A inhibitor) in moderate-to-severe TED. ValenzaBio Inc. received IND clearance and subsequently began a Phase 1 trial in the first half of 2022 with VB421, an anti-IGF-1R mAb designed for subcutaneous use. While KRYSTEXXA faces limited direct competition, a number of competitors have medicines in clinical trials, including Selecta Biosciences Inc., or Selecta, which has initiated a Phase 3 clinical program of a candidate for the treatment of chronic refractory gout. In September 2020, Selecta announced topline clinical data that did not meet the primary endpoint or demonstrate statistical superiority for its Phase 2 trial that compared its candidate, which includes an immunomodulator, to KRYSTEXXA alone. In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this candidate. In August 2022, Selecta announced the completion of enrollment for both DISSOLVE trials, the two clinical studies of the Phase 3 DISSOLVE development program of SEL-212 for chronic refractory gout. SEL-212 is a combination of Selecta’s ImmTOR immune tolerance platform and a therapeutic uricase enzyme (pegadricase). RAVICTI could face competition from a few alternative medicine and treatment options that have been recently approved or are in development, including Pheburane®, a taste-masked formulation option of sodium phenylbutyrate for which Medunik USA received approval from the FDA in June 2022, a gene-therapy candidate by Ultragenyx Pharmaceutical Inc., a taste-masked formulation option of sodium phenylbutyrate by ACER Therapeutics Inc., an enzyme replacement for a specific UCD subtype (ARG) by Aeglea Bio Therapeutics Inc. and a mRNA-based therapeutic for a specific UCD subtype (OTC) by Arcturus Therapeutics Holdings Inc. PROCYSBI faces competition from Cystagon® (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis. Additionally, we are also aware that AVROBIO, Inc. has a gene therapy candidate in development for the treatment of cystinosis. UPLIZNA faces competition from eculizumab, marketed as Soliris® by AstraZeneca plc, or AstraZeneca, and satralizumab, marketed as EnspryngTM by Chugai Pharmaceuticals Co., Ltd., a subsidiary of F. Hoffmann-La Roche Ltd., each for the treatment of patients with NMOSD. AstraZeneca announced positive primary endpoint results from its Phase 3 trial with Ultomiris® (ravulizumab) in NMOSD and, if approved for this indication, UPLIZNA could face additional competition. UPLIZNA also faces competition from rituximab, an off-label treatment that has been used for years to treat NMOSD given the lack of an approved medicine for this disease prior to 2019. In May 2022, Apotex initiated an at-risk launch of a generic version of PENNSAID 2% in the United States. We subsequently initiated patent infringement litigation against Apotex and Apotex agreed to a voluntary injunction against further sales of the generic product pending the outcome of a motion for summary judgment. The injunction prevents further sales by Apotex but does not prevent wholesalers from continuing to resell the initial generic product inventory Apotex sold to them prior to the injunction. The generic competition reduced our PENNSAID 2% sales, resulting in increased utilization of co-pay and other patient assistance programs for PENNSAID 2% which negatively impacted net pricing. We expect our net sales for PENNSAID 2% to continue declining in future periods primarily from lower sales volumes. Even if we are ultimately successful in our litigation against Apotex, the generic launch may lead to other generic manufacturers entering the market.

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

ACTIMMUNE is the only medicine currently approved by the FDA specifically for the treatment of CGD and SMO. While there are additional or alternative approaches used to treat patients with CGD and SMO, there are currently no medicines on the market that compete directly with ACTIMMUNE. A widely accepted protocol to treat CGD in the United States is the use of concomitant “triple prophylactic therapy” comprising ACTIMMUNE, an oral antibiotic agent and an oral antifungal agent. However, the FDA-approved labeling for ACTIMMUNE does not discuss this “triple prophylactic therapy,” and physicians may choose to prescribe one or both of the other modalities in the absence of ACTIMMUNE. Because of the immediate and life-threatening nature of SMO, the preferred treatment option for SMO is often to have the patient undergo a bone marrow transplant which, if successful, will likely obviate the need for further use of ACTIMMUNE in that patient. Likewise, the use of bone marrow transplants in the treatment of patients with CGD is becoming more prevalent, which could have a material adverse effect on sales of ACTIMMUNE and its profitability. We are aware of a number of research programs investigating the potential of gene therapy as a possible cure for CGD. Additionally, other companies may be pursuing the development of medicines and treatments that target the same diseases and conditions which ACTIMMUNE is currently approved to treat. As a result, it is possible that our competitors may develop new medicines that manage CGD or SMO more effectively, cost less or possibly even cure CGD or SMO. In addition, the U.S. patents covering ACTIMMUNE expired on August 30, 2022, and although we are not currently aware of any biosimilar to ACTIMMUNE under development, the development and commercialization of any competing medicines or the discovery of any new alternative treatment for CGD or SMO could have a material adverse effect on sales of ACTIMMUNE and its profitability.

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

A variety of risks associated with operating our business internationally could adversely affect our business.*

We have operations in the United States, Ireland and in multiple other jurisdictions, and are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States. Japan is one of the countries in which we are expanding and, in February 2022, we initiated a Phase 3 randomized, placebo-controlled clinical trial for the treatment of moderate-to-severe active TED patients in Japan. Furthermore, we are continuing to invest in our European infrastructure to support the European launch of UPLIZNA for NMOSD, which began in Germany and Austria; and in France under an early access program, in the third quarter of 2022. In addition, we initiated our build-out of primary infrastructure in Brazil to support potential approvals and commercial launches of TEPEZZA for TED and UPLIZNA for NMOSD. In October 2022, we announced that we submitted a regulatory filing to the Brazil National Health Surveillance Agency (ANVISA) for teprotumumab, in addition to inebilizumab, which was filed earlier this year. We face risks associated with our international operations, including possible unfavorable political, tax and labor conditions, which could harm our business.

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

We have experienced growth and expanded the size of our organization substantially, including in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity. As of September 30, 2022, we employed approximately 2,095 full-time employees, including approximately 430 sales representatives and sales management, representing a substantial change to the size of our organization. As of October 28, 2022, the number of inflammation segment sales representatives and sales management declined from 100 to approximately 20 due to the winding down of our inflammation segment and redeployment of a portion of our inflammation segment commercial team to the promotion of TEPEZZA and KRYSTEXXA. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives. Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among biopharmaceutical businesses.

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

We may not be successful in growing our commercial operations outside the United States and could encounter other challenges in growing our commercial presence, including due to risks associated with political and economic instability, operating under different legal requirements and tax complexities. If we are unable to manage our commercial growth outside of the United States, our opportunities to expand sales in other countries will be limited or we may experience greater costs with respect to our ex-U.S. commercial operations.

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

The IRS may not agree with our conclusion that our parent company should be treated as a foreign corporation for U.S. federal income tax purposes following the combination of the businesses of Horizon Pharma, Inc., or HPI, our predecessor, and Vidara Therapeutics International Public Limited Company.

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

On October 8, 2021, 136 of the 140 members of the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, or Inclusive Framework, approved a statement providing a framework for reform of the international tax rules, or Inclusive Framework Statement. The Inclusive Framework Statement sets out the key terms for an agreement on a two-pillar solution to address the tax challenges arising from the digitalization of the economy. Pillar One focuses on nexus and profit allocation and Pillar Two provides for a global minimum effective corporate tax rate of 15%. The Inclusive Framework Statement provides that Pillar One would apply to multinational enterprises with annual global revenue above 20 billion euros and profitability above 10%, with the revenue threshold potentially reduced to 10 billion euros in the future. Based on these thresholds, we would currently be outside the scope of the Pillar One proposals. On December 20, 2021, the Inclusive Framework published detailed rules which define the scope of, and set out the mechanism for introducing, the Pillar Two global minimum effective tax rate proposal. The EU is currently proposing implementation of Pillar Two in its member states (including Ireland) by the start of 2024. Although it is difficult at this stage to determine with precision the impact the Pillar Two proposals would have, their implementation could materially increase our effective tax rate.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or IRA, which includes a minimum tax equal to 15 percent of the adjusted financial statement income of certain corporations, as well as a one percent excise tax on share buybacks. Pending further guidance, it is possible that the IRA could increase our tax liability, which could in turn adversely impact our business and future profitability. The IRA or future changes in U.S. tax laws could have a material adverse impact on the value of our deferred tax assets and liabilities, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

There have been executive, Congressional and judicial challenges to the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA remains in effect in its current form. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, the ACA has been subject to various health reform measures. For example, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket costs. Medicare will cap beneficiary costs at $2,000 per year, indexed in future years to the rate of increase in Medicare costs. Further, the IRA restructures liability under Medicare Part D beginning in 2025, through a newly established Manufacturer Discount Program, which in part requires manufacturers to provide a 10% discount in the initial phase and 20% discount in the catastrophic phase for brand drugs. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the many different provisions of the ACA and IRA affecting the health system, the biopharmaceutical sector and our business. It is also possible that the IRA could put pressure on commercial insurers to reduce coverage or reimbursement of branded medicines.

In addition, drug pricing by biopharmaceutical companies in the United States has come under increased scrutiny. Specifically, there have been several recent state and U.S. congressional inquiries into pricing practices by biopharmaceutical companies.

In July 2021, the Biden Administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In the order, the President directed the Federal Trade Commission to ban “pay for delay” patent settlement agreements, and to identify and address any efforts that impede generic or biosimilar competition. The executive order also directed the FDA to continue to work with states and Indian Tribes to develop importation programs in accordance with Section 804 of the FDCA and FDA regulations. The order directed HHS to increase support for generic and biosimilar drugs by improving standards for the interchangeability of biologic products, supporting biosimilar adoption by increasing education, and facilitating the approval of biosimilars by updating and clarifying existing requirements and procedures related to biologics licensing. Finally, the executive order directs HHS to submit a report detailing a comprehensive plan within 45 days to fight high prescription drug prices and reduce the amount that the federal government pays for drugs. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. These principles are government drug price negotiations, promoting increased competition including changes to supply chains and promoting biosimilars and generics and supporting public and private research. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. The Biden Administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries.

Congress continued to seek new legislative and/or administrative measures to control drug costs. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, the IRA directs the HHS Secretary to establish a Drug Price Negotiation Program, or Program, to lower prices for certain high-expenditure, single-source prescription drugs and biologics covered under Medicare Part B and Part D that have been approved by the FDA for at least 7 years for prescription drugs and at least 11 years for biologics. Under the Program, the HHS Secretary will publish a list of “selected drugs,” and will then negotiate maximum fair prices with their manufacturers. The Program will be implemented in stages. Beginning in 2026, 10 Medicare Part D “selected drugs” will be subject to price negotiations. By 2029, and in subsequent years thereafter, the number will increase to 20 drugs and biologics covered under Medicare Part B and Part D. Agreements between HHS and manufacturers will remain in place until a drug or biologic is no longer considered a “selected drug” for negotiation purposes. Manufacturers who do not comply with the negotiated prices set under the Program will be subject to an excise tax based on a percentage of total sales of a “selected drug” up to 95%, or they have the option to withdraw from the Medicare and Medicaid markets. Orphan drugs approved for one indication are exempt from negotiation. Further, as early as the first quarter of 2023 for Part B and by July 2024 for Part D, the IRA will require manufacturers that increase prices of certain Medicare Part B and Part D drugs or biologics at a rate greater than inflation to pay rebates to CMS or be subject to civil monetary penalties. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. It is currently unclear how the IRA will be effectuated but it is likely to have a significant negative impact on the pharmaceutical industry.

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

On August 3, 2022, we received a civil investigative demand from the United States Department of Justice, or DOJ, pursuant to the Federal False Claims Act regarding an investigation concerning potentially false information in prior authorization forms. A prior authorization form is a managed care practice whereby the payor (either a commercial insurer or a government health program) requires that the prescribing physician provide additional justification or information supporting the physician’s decision to prescribe a particular medicine. The civil investigative demand requests certain documents and information related to DUEXIS, PENNSAID 2%, VIMOVO and RAYOS. We are cooperating with the investigation and the DOJ has not indicated to us whether it believes we engaged in any wrongdoing or if we are the subject of the investigation. While we are not aware of any fraudulent scheme to provide false information in prior authorization forms for our medicines that resulted in improper payments from government healthcare programs, no assurance can be given as to the timing or outcome of the DOJ’s investigation, or that it will not result in a material adverse effect on our business.

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

Our medicines or any other medicine candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization, result in medicine re-labeling or withdrawal from the market or have a significant impact on customer demand.*

Undesirable side effects caused by any medicine candidate that we develop could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. In our Phase 3 clinical trial evaluating TEPEZZA for the treatment of active TED, the most commonly reported treatment-emergent adverse events were muscle spasms, nausea, alopecia, diarrhea, fatigue, hyperglycemia, hearing impairment, dysgeusia, headache, dry skin and menstrual disorders. While our post-marketing studies and pharmacovigilance reporting data have shown consistent rates and severity of hearing impairment as compared to the TEPEZZA pivotal clinical trials, which is reflected in the FDA-approved label, there have been third party studies that have purported to show higher rates of hearing impairment. To the extent healthcare providers or patients become concerned with adverse events associated with TEPEZZA, including the potential for hearing impairment, it could negatively impact our ability to increase adoption of the medicine. With respect to KRYSTEXXA, the most commonly reported serious adverse reactions in the pivotal trial were gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis, exacerbation of pre-existing congestive heart failure and vomiting. With respect to RAVICTI, the most common side effects are diarrhea, nausea, decreased appetite, gas, vomiting, high blood levels of ammonia, headache, tiredness and dizziness. The most common side effects observed in pivotal trials for ACTIMMUNE were “flu-like” or constitutional symptoms such as fever, headache, chills, myalgia and fatigue. With respect to UPLIZNA, the most common adverse reactions across both the randomized and open-label treatment in our N-MOmentum trial for UPLIZNA were urinary tract infection, nasopharyngitis, arthralgia, upper respiratory tract infection, headache, back pain, and infusion related reaction. The most common infections reported by treated patients in the randomized and open-label periods included urinary tract infection, nasopharyngitis, upper respiratory tract infection and influenza. In addition, three deaths were reported in the ongoing open-label period. One death occurred in a patient experiencing a myelitis attack and was considered unrelated to UPLIZNA by the investigator. The second death was due to complications from mechanical ventilator-associated pneumonia in a patient who developed new neurological symptoms and seizures, the cause of which could not be definitively established. The possibility that the death was treatment-related could not be ruled out, and as a result, under the terms of the protocol for the trial, the death was assessed as treatment-related. The third death was due to COVID-19 pneumonia and was considered unrelated to UPLIZNA by the investigator. There can be no assurance a foreign regulatory authority will agree with the classifications of the deaths made by the investigators or that we will not be required to conduct additional clinical trials of UPLIZNA in order to establish an adequate safety database. With respect to PROCYSBI, the most common side effects include vomiting, nausea, abdominal pain, breath odor, diarrhea, skin odor, fatigue, rash and headache. The most common adverse events reported in a Phase 2 clinical trial of PENNSAID 2% were application site reactions, such as dryness, exfoliation, erythema, pruritus, pain, induration, rash and scabbing. The most commonly reported treatment-emergent adverse events in the Phase 3 clinical trials with RAYOS included flare in rheumatoid arthritis related symptoms, abdominal pain, nasopharyngitis, headache, flushing, upper respiratory tract infection, back pain and weight gain.

The FDA or other regulatory authorities may also require, or we may undertake, additional clinical trials to support the safety profile of our medicines or medicine candidates.

In addition, we or others may identify undesirable side effects caused by our medicines or any other medicine candidate that we may develop that receives marketing approval, or there could be perceptions that the medicine is associated with undesirable side effects. For example, product liability suits were recently filed against us alleging that TEPEZZA is defectively designed and/or fails to include proper warnings regarding potential adverse events associated with hearing impairment. As a result of any such events it is possible that:

•
regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•
regulatory authorities may withdraw their approval of the medicine or place restrictions on the way it is prescribed;
•
we may be required to change the way the medicine is administered, conduct additional clinical trials or change the labeling of the medicine or implement a risk evaluation and mitigation strategy; and
•
we may be subject to increased exposure to current and potential future product liability and/or personal injury claims.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same medicine candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. For example, while we recently announced that dazodalibep (HZN-4920) met the primary endpoint in a Phase 2 clinical trial in Sjögren’s syndrome and that we plan on initiating a Phase 3 development program in this indication, there is no assurance that dazodalibep (HZN-4920) will demonstrate similar results in additional portions of the on-going Phase 2 trial or in the planned Phase 3 trials, or demonstrate successful results in an on-going Phase 2b clinical trial in kidney transplant rejection or in our planned trial in focal segmental glomerulosclerosis.

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

Our clinical trials have been and may also in the future be affected by COVID-19. For example, while it has since completed enrollment, we experienced enrollment delays in our TEPEZZA clinical trial in chronic/low CAS TED due to the impacts of the omicron variant of COVID-19. We also experienced enrollment delays in our UPLIZNA clinical trial in myasthenia gravis due to government ordered COVID-19 lockdowns in China. In addition, clinical site initiation and patient enrollment may be delayed due to staffing shortages or prioritization of hospital and healthcare resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against or as a result of contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if healthcare services are interrupted due to COVID-19. Some clinical sites in the United States and other countries have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. The availability of supplies needed for the conduct of preclinical studies and clinical trials may be impacted by COVID-19 supply disruptions. For example, we depend on the availability of non-human primates to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of non-human primates available for drug development, due in part to an increase in demand from companies and other institutions developing vaccines and treatments for COVID-19. If the shortage continues, this could substantially increase the cost of conducting our preclinical development and could also result in delays to our development timelines. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised or threatened to be compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of sales; and other adverse consequences.*

In the ordinary course of our business, we may collect, receive, store, generate, use, protect, secure, dispose of, transmit, disclose, or otherwise make accessible (collectively “process”) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. We may rely upon third parties (such as service providers) for our data processing-related activities. We may share or receive sensitive data with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel misconduct, or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage in attacks. We may be subject to a variety of evolving threats, including but not limited to social engineering attacks, malware, denial-of-service attacks, ransomware, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss or misuse of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions; additional reporting requirements and/or oversight; restrictions on processing data; litigation; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations; financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products and services, deter new customers for using our products and services, and negatively impact our ability to grow and operate our business.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies, standards and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*

In the ordinary course of business, we may process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, the California Consumer Privacy Act of 2018, or CCPA, requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, the California Privacy Rights Act of 2020, effective January 1, 2023, will expand the CCPA’s requirements and establish a new regulatory agency to implement and enforce the law. Further, Virginia enacted the Virginia Consumer Data Protection Act, effective January 1, 2023, Colorado passed the Colorado Privacy Rights Act, effective July 1, 2023, Connecticut passed the Connecticut Data Privacy Act, effective July 1, 2023, and Utah passed the Utah Consumer Privacy Act, effective December 31, 2023. A number of other proposals exist for new federal and state privacy legislation that could increase our potential liability, increase our compliance costs, and affect our ability to collect and use personal information. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties upon whom we rely.

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

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions; litigation; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

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

Product liability lawsuits may cause us to incur substantial liabilities or could require us to limit commercialization of our medicines.*

We face an inherent risk of product liability claims as a result of the commercial sales of our medicines and the clinical testing of our medicine candidates. In particular, we have been and may continue to be sued if any of our medicines or medicine candidates allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the medicine, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. For example, product liability suits were recently filed against us alleging that TEPEZZA is defectively designed and/or fails to include proper warnings regarding potential adverse events associated with hearing impairment. While we intend to vigorously defend ourselves in the lawsuits, no assurance can be given as to the outcome of the litigation, whether additional similar lawsuits will be initiated or whether our insurance coverage will be adequate to cover the costs of the litigation or any resulting settlements or judgments. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our medicines and medicine candidates. Even a successful defense will require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for our medicines or medicine candidates that we may develop;
•
injury to our reputation or the reputation of our medicines;
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
•
expand our manufacturing capabilities, including the planned expansion of our facility in Waterford, Ireland;
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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of September 30, 2022, we had $2.5 billion book value, or $2.6 billion aggregate principal amount of indebtedness, including $2.0 billion in secured indebtedness.

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

At September 30, 2022, we had $2.1 billion of cash and cash equivalents consisting of cash, money market funds, time deposits and U.S. federal government securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2022, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

The UK’s referendum to leave the EU and the UK’s exit from the EU on January 31, 2020, or “Brexit,” has caused and may continue to cause disruptions to capital and currency markets worldwide. The full impact of Brexit, however, remains uncertain. A Trade and Cooperation Agreement, or the TCA, which outlines the trading relationship between the UK and the EU was agreed in December 2020, entered into force provisionally on January 1, 2021, and has been permanently applicable since May 1, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three month period ended September 30, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4) (in thousands)
July 1 to 31, 2022	—	$—	—	$—
August 1 to 31, 2022	—	—	—	—
September 1 to 30, 2022	1,799,934	62.98	1,799,934	386,637
	1,799,934	$62.98	1,799,934	$386,637

(1)
This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting and settlement of restricted stock units.
(2)
Average price paid per ordinary share includes brokerage commissions.
(3)
The ordinary shares reported in the table above were purchased pursuant to our publicly announced share repurchase program. In September 2022, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $500.0 million of our ordinary shares. This authorization has no expiration date.
(4)
The dollar amount shown represents, as of the end of each period, the approximate dollar value of ordinary shares that may yet be purchased under our publicly announced share repurchase program. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, our cash resources, restrictions under our debt agreements, corporate and regulatory requirements and market conditions.

As of October 31, 2022, we had repurchased a total of 3.9 million of our ordinary shares under our repurchase program at an average price per share of $63.82.

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

HORIZON THERAPEUTICS PLC

Date: November 2, 2022	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2022	By:	/s/ Aaron L. Cox
Aaron L. Cox
Executive Vice President, Chief Financial Officer (Principal Financial Officer)